Form 10-Q
period 2006-06-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2006-08-14
CIK 1163348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32938

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0481737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

43 Victoria Street, Hamilton HM 12, Bermuda
(Address of Principal Executive Offices and Zip Code)

(441) 278-5400
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of August 10, 2006 was 60,282,842.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Relevant Factors
Results of Operations
Underwriting Results by Operating Segments
Reserves for Losses and Loss Expenses
Reinsurance Recoverable
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II OTHER INFORMATION
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2006 and December 31, 2005
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2006	2005

ASSETS:
Fixed maturity investments available for sale at fair value (amortized cost: 2006: $4,907,653, 2005: $4,442,040)	$4,808,403	$4,390,457
Other invested assets available for sale, at fair value (cost: 2006: $247,975; 2005: $270,138)	264,700	296,990
Cash and cash equivalents	223,602	172,379
Restricted cash	13,620	41,788
Securities lending collateral	681,698	456,792
Insurance balances receivable	351,472	218,044
Prepaid reinsurance	198,846	140,599
Reinsurance recoverable	641,429	716,333
Accrued investment income	52,442	48,983
Deferred acquisition costs	124,497	94,557
Intangible assets	3,920	3,920
Balances receivable on sale of investments	2,433	3,633
Income tax assets	8,284	8,516
Other assets	18,040	17,501

Total assets	$7,393,386	$6,610,492

LIABILITIES:
Reserve for losses and loss expenses	$3,459,742	$3,405,353
Unearned premiums	981,719	740,091
Unearned ceding commissions	29,726	27,465
Reinsurance balances payable	69,443	28,567
Securities lending payable	681,698	456,792
Balances due on purchase of investments	76,779	—
Long term debt	500,000	500,000
Accounts payable and accrued liabilities	29,217	31,958

Total liabilities	$5,828,324	$5,190,226

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2006 and 2005: 50,162,842 shares	1,505	1,505
Additional paid-in capital	1,490,801	1,488,860
Retained earnings	155,900	(44,591)
Accumulated other comprehensive loss:
net unrealized losses on investments, net of tax	(83,144)	(25,508)

Total shareholders’ equity	1,565,062	1,420,266

Total liabilities and shareholders’ equity	$7,393,386	$6,610,492

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2006 and 2005
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUES:
Gross premiums written	$518,316	$441,675	$1,016,436	$947,003
Premiums ceded	(147,978)	(121,669)	(218,595)	(188,343)

Net premiums written	370,338	320,006	797,841	758,660
Change in unearned premiums	(64,821)	12,091	(183,381)	(102,457)

Net premiums earned	305,517	332,097	614,460	656,203
Net investment income	54,943	39,820	116,944	80,145
Net realized investment losses	(10,172)	(6,632)	(15,408)	(9,089)

	350,288	365,285	715,996	727,259

EXPENSES:
Net losses and loss expenses	179,844	224,253	385,804	462,655
Acquisition costs	32,663	37,502	69,135	73,952
General and administrative expenses	26,257	24,972	46,579	45,881
Interest expense	7,076	4,587	13,527	4,637
Foreign exchange (gain) loss	(475)	397	70	532

	245,365	291,711	515,115	587,657

Income before income taxes	104,923	73,574	200,881	139,602
Income tax expense	2,553	2,027	390	3,695

NET INCOME	102,370	71,547	200,491	135,907

Other comprehensive (loss) income
Unrealized (losses) gains on investments arising during the period net of applicable deferred income tax recovery (expense) for three months 2006: $312; 2005: $(19); and six months 2006: $656; 2005: $676	(28,328)	29,667	(73,044)	(26,907)
Reclassification adjustment for net realized losses included in net income	10,172	6,632	15,408	9,089

Other comprehensive (loss) income	(18,156)	36,299	(57,636)	(17,818)

COMPREHENSIVE INCOME	$84,214	$107,846	$142,855	$118,089

PER SHARE DATA
Basic earnings per share	$2.04	$1.43	$4.00	$2.71
Diluted earnings per share	$2.02	$1.41	$3.96	$2.68
Weighted average common shares outstanding	50,162,842	50,162,842	50,162,842	50,162,842
Weighted average common shares and common share equivalents outstanding	50,682,557	50,631,645	50,637,809	50,631,541

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2006, and for the year ended December 31, 2005
(Expressed in thousands of United States dollars)

			Accumulated	Retained
		Additional	Other	Earnings
	Share	Paid-in	Comprehensive	(Accumulated
	Capital	Capital	Income (Loss)	Deficit)	Total

December 31, 2004	1,505	1,488,860	33,171	614,985	2,138,521
Net loss	—	—	—	(159,776)	(159,776)
Dividends	—	—	—	(499,800)	(499,800)
Other comprehensive loss	—	—	(58,679)	—	(58,679)

December 31, 2005	1,505	1,488,860	(25,508)	(44,591)	1,420,266
Net income	—	—	—	200,491	200,491
Long-term incentive plan	—	1,941	—	—	1,941
Other comprehensive loss	—	—	(57,636)	—	(57,636)

June 30, 2006	$1,505	$1,490,801	$(83,144)	$155,900	$1,565,062

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2006 and 2005
(Expressed in thousands of United States dollars)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,491	$135,907
Adjustments to reconcile net income to cash provided by operating activities:
Net realized losses on sales of investments	15,408	9,089
Amortization of premiums net of accrual of discounts on fixed maturities	7,489	19,814
Deferred income taxes	853	1,095
Warrant compensation expense	2,582	2,373
Restricted stock unit expense	1,152	451
Long-term incentive plan expense	1,941	—
Debt issuance expense	98	236
Cash settlements on interest rate swaps	7,340	(1,003)
Mark to market on interest rate swaps	(6,896)	(3,711)
Changes in assets and liabilities:
Insurance balances receivable	(133,428)	(158,095)
Prepaid reinsurance	(58,247)	(26,576)
Reinsurance recoverable	74,904	(33,500)
Accrued investment income	(3,459)	(4,031)
Deferred acquisition costs	(29,940)	(25,388)
Income tax assets	(621)	1,406
Other assets	(1,081)	(1,364)
Reserve for losses and loss expenses	54,389	302,326
Unearned premiums	241,628	127,820
Unearned ceding commissions	2,261	3,950
Reinsurance balances payable	40,876	16,130
Accounts payable and accrued liabilities	(6,475)	11,327

Net cash provided by operating activities	411,265	378,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(3,085,731)	(1,847,102)
Purchases of other invested assets	(123,555)	(108,404)
Sales of fixed maturity investments	2,656,152	1,748,521
Sales of other invested assets	164,924	—
Change in restricted cash	28,168	(82,252)

Net cash used in investing activities	(360,042)	(289,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(498,544)
Proceeds from long term debt	—	500,000
Debt issuance costs paid	—	(1,021)

Net cash provided by financing activities	—	435

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,223	89,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	172,379	190,738

CASH AND CASH EQUIVALENTS, END OF PERIOD	$223,602	$280,192

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$—	$—
— Cash paid for interest expense	13,499	4,587
— Change in balance receivable on sale of investments	1,200	—
— Change in balance payable on purchase of investments	76,779	78,816

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

1.	GENERAL

Allied World Assurance Holdings, Ltd was incorporated in Bermuda on November  13, 2001. On June 9, 2006, Allied World Assurance Holdings, Ltd changed its name to Allied World Assurance Company Holdings, Ltd (“Holdings”). Holdings, through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis.

2.	BASIS OF PREPARATION AND CONSOLIDATION

These consolidated financial statements include the accounts of Holdings and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:

•	The premium estimates for certain reinsurance agreements,

•	Recoverability of deferred acquisition costs,

•	The reserve for losses and loss expenses,

•	Valuation of ceded reinsurance recoverables, and

•	Determination of other-than-temporary impairment of investments.

Intercompany accounts and transactions have been eliminated on consolidation, and all entities meeting consolidation requirements have been included in the consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financials statements for the three years ended December 31, 2005, as filed with the SEC on March  17, 2006 in the Company’s registration statement on Form S-1 (File No. 333-132507), as amended.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Share Based Payment” (“FAS 123(R)”). This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation costs will be measured based on the grant-date fair value of the awards issued and will be recognized over the period that an employee provides services in exchange for the award or the requisite service or vesting period. FAS 123(R) is effective for the first interim or annual reporting period beginning after June 15, 2005.

The Company has adopted FAS 123(R) using the prospective method for the fiscal year beginning January 1, 2006. The compensation expense for warrants granted to employees is recorded over the warrant

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

3.  NEW ACCOUNTING PRONOUNCEMENTS (cont’d)

vesting period and is based on the fair value of the warrants calculated using the Black-Scholes option-pricing model. The compensation expenses for the restricted stock units (“RSUs”) and the performance based equity awards issued under the newly approved Long-Term Incentive Plan (“LTIP”) are based on the fair value per share of the Company and are recognized over the vesting and performance periods as applicable. The plans relating to the warrants and RSUs as of June 30, 2006 are deemed to be liability plans. As such, the total compensation obligation relating to these plans have been included in accounts payable and accrued liabilities on the consolidated balance sheet. The newly adopted LTIP has been deemed an equity plan. Therefore, the related compensation obligation has been included in additional paid-in capital on the consolidated balance sheet.

In February 2006, the FASB issued FAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“FAS 155”). This statement amends FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). This statement resolves issues addressed in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

The significant points of FAS 155 are that this statement:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation,

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133,

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and

•	Amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

FAS 155 is effective for all instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. As the Company does not intend to invest in or issue such hybrid instruments, adoption of FAS 155 is not expected to have any material impact on the Company’s results of operations or financial condition.

In March 2006, the FASB issued FAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 156”). This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. FAS 156 should be adopted as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not enter into contracts to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges and other ancillary revenues are expected to adequately compensate the Company for performing the servicing. As such, adoption of FAS 156 is not expected to have any material impact on the Company’s results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

3.  NEW ACCOUNTING PRONOUNCEMENTS (cont’d)

disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the interpretation. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements.

4.	INVESTMENTS

The Company regularly reviews the carrying value of its investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value, (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position, and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment which includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then the Company records a realized loss in the statement of operations in the period that it is determined.

As of June 30, 2006, the unrealized losses from the securities held in the Company’s investment portfolio were primarily the result of rising interest rates. Following the Company’s review of the securities in its investment portfolio, six securities were considered to be other-than-temporarily impaired. Consequently the Company recorded an other-than-temporary impairment charge, within net realized investment losses on the consolidated statement of operations, of $4,932. There were no similar charges recognized in 2005.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

4.  INVESTMENTS (cont’d)

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:

	June 30, 2006		December 31, 2005
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
U.S. Government and Government agencies	$1,482,945	$(43,488)	$1,667,847	$(28,283)
Non U.S. Government and Government agencies	85,085	(1,336)	54,235	(1,954)
Corporate	503,367	(13,790)	488,175	(5,593)
Mortgage backed	959,529	(19,914)	609,000	(4,415)
Asset backed	128,986	(1,141)	102,103	(392)

	$3,159,912	$(79,669)	$2,921,360	$(40,637)

More than 12 months
U.S. Government and Government agencies	$530,028	$(19,824)	$533,204	$(14,561)
Non U.S. Government and Government agencies	—	—	—	—
Corporate	300,467	(8,344)	209,944	(5,081)
Mortgage backed	89,797	(2,243)	28,274	(553)
Asset backed	48,524	(500)	73,346	(848)

	$968,816	$(30,911)	$844,768	$(21,043)

	$4,128,728	$(110,580)	$3,766,128	$(61,680)

5.	EMPLOYEE BENEFIT PLANS

a)  Employee warrant plan

The Company has implemented the Allied World Assurance Company Holdings, Ltd 2001 Employee Warrant Plan (which, after Holdings’ special general meeting of shareholders on June 9, 2006 and its initial public offering of common shares (the “IPO”), was amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”)). Under the Plan, up to 2,000,000 common shares of Holdings may be issued. These warrants are exercisable in certain limited conditions, expire after 10 years, and generally vest over four years from the date of grant. During the period from November 13, 2001 to December 31, 2002, the exercise price of the warrants issued was $24.26 per share, after giving effect to the extraordinary dividend described below. The exercise prices of warrants issued subsequent to December 31, 2002 were based on the per share book value of the Company. In accordance with the Plan, the exercise prices of the warrants issued prior to the declaration of the extraordinary dividend in March 2005 were reduced by the per share value of the dividend declared.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

5.  EMPLOYEE BENEFIT PLANS (cont’d)

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005

Outstanding at beginning of period	1,036,322	788,162
Granted	172,329	255,993
Forfeited	(3,457)	(7,833)

Outstanding at end of period	1,205,194	1,036,322

Weighted average exercise price per warrant	$27.53	$27.26

The Plan provides certain employees with additional incentive to continue their efforts on behalf of the Company and assists the Company in attracting people of experience and ability. The Plan was converted into a stock option plan as part of the IPO and the warrants that were previously granted thereunder were converted to options and remain outstanding.

The following table summarizes the exercise prices for outstanding employee warrants as of June 30, 2006.

		Weighted Average
	Warrants	Remaining	Warrants
Exercise Price	Outstanding	Contractual Life	Exercisable

$23.61	98,498	6.51 years	78,024
$24.27	438,334	5.48 years	432,915
$26.94	23,167	6.97 years	17,373
$28.08	14,167	7.16 years	7,082
$28.32	233,995	9.51 years	—
$29.52	115,996	7.50 years	66,722
$29.85	1,667	9.09 years	—
$30.99	12,333	8.06 years	3,083
$31.47	57,501	7.91 years	28,743
$31.77	21,834	8.01 years	5,497
$32.70	140,701	8.51 years	35,302
$32.85	4,333	8.63 years	1,083
$34.00	25,334	9.90 years	—
$35.01	17,334	8.93 years	4,330

	1,205,194		680,154

Prior to the second quarter of 2006, the calculation of the warrant expense had been made by reference to the book value per share of the Company as of the end of each period, and was deemed to be the difference between such book value per share and the exercise price of the individual warrants. The book value of the Company approximated its fair value. The current fair value of each warrant grant has been estimated as of June 30, 2006 using the Black-Scholes option-pricing model. Assumptions used in the model include a seven-year expected life for each warrant, a dividend yield of 1.5%, an expected volatility of 23.44% and a current price for the Company’s common shares equal to the IPO price of $34.00 per share. The compensation expense recorded for this quarter includes a one-time expense of $2,582, which is the difference between the fair value of the warrants using the Black-Scholes option-pricing model and the amount previously expensed.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

5.  EMPLOYEE BENEFIT PLANS (cont’d)

Compensation costs of $2,582 and $1,590 relating to the warrants have been included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended June 30, 2006 and 2005, respectively. Also, compensation costs of $2,582 and $2,373 relating to the warrants have been included in general and administrative expenses in the Company’s consolidated statement of operations for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, the Company has recorded in accounts payable and accrued liabilities on the consolidated balance sheet, an amount of $8,767 and $6,185, respectively, in connection with all warrants granted to its employees.

b)  Stock incentive plan

On February 19, 2004, the Company implemented the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan (which, after Holdings’ special general meeting of shareholders on June 9, 2006 and the IPO, was amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”)). The Stock Incentive Plan provides for grants of restricted stock, RSUs, dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date only RSUs have been granted. These RSUs generally vest in the fourth year from the original grant date or pro-rata over four years from the date of the grant.

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005

Outstanding RSUs at beginning of period	127,163	90,833
RSUs granted	87,884	36,330
RSUs forfeited	(333)	—

Outstanding RSUs at end of period	214,714	127,163

The compensation expense for the RSUs is based on the fair value per share of the Company as of June 30, 2006 and is recognized over the four-year vesting period. Compensation costs of $745 and $322 relating to the issuance of the RSUs have been recognized in the Company’s consolidated financial statements for the three months ended June 30, 2006 and 2005, respectively. Likewise, compensation costs of $1,152 and $451 relating to the issuance of the RSUs have been recognized in the Company’s consolidated financial statements for the six months ended June 30, 2006 and 2005, respectively. The determination of the RSU expense for 2006 has been made based on the Company’s IPO price per share of $34.00. The determination of the RSU expense for 2005 was based on the Company’s book value per share at June 30, 2005, which approximated fair value. A related one-time expense of $238 was recognized for the three and six months ended June 30, 2006.

As of June 30, 2006 and December 31, 2005, the Company has recorded in accounts payable and accrued liabilities on the consolidated balance sheet, an amount of $2,425 and $1,273, respectively, in connection with the RSUs awarded.

c)  Long-term incentive plan

On May 22, 2006, the Company implemented the LTIP, which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. To date, 228,334 of these performance based equity awards

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

5.  EMPLOYEE BENEFIT PLANS (cont’d)

have been granted, which will vest after the fiscal year ending December 31, 2008 in accordance with the terms and performance conditions of the LTIP.

Six Months Ended
June 30, 2006

Outstanding LTIP awards at beginning of period	—
LTIP awards granted	228,334
LTIP awards forfeited	—

Outstanding LTIP awards at end of period	228,334

A compensation expense of $1,941 has been recognized in the Company’s consolidated financial statements for the three and six months ended June 30, 2006. The expense for the LTIP is based on the Company’s IPO price per share of $34.00. The LTIP is deemed to be an equity plan. As such, $1,941 has been included in additional paid-in capital on the consolidated balance sheet.

In calculating the expense, it is estimated that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. The performance period for the LTIP awards issued to date is defined as the three consecutive fiscal year period beginning January 1, 2006. The expense is recognized over the performance period.

6.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic earnings per share
Net income	$102,370	$71,547	$200,491	$135,907
Weighted average common shares outstanding	50,162,842	50,162,842	50,162,842	50,162,842

Basic earnings per share	$2.04	$1.43	$4.00	$2.71

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Diluted earnings per share
Net income	$102,370	$71,547	$200,491	$135,907
Weighted average common shares outstanding	50,162,842	50,162,842	50,162,842	50,162,842
Share equivalents:
Warrants	229,959	342,473	225,736	342,369
Restricted stock units	213,645	126,330	211,175	126,330
LTIP awards	76,111	—	38,056	—

Weighted average common shares and common share equivalents outstanding — diluted	50,682,557	50,631,645	50,637,809	50,631,541

Diluted earnings per share	$2.02	$1.41	$3.96	$2.68

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

6.	EARNINGS PER SHARE (cont’d)

For the three and six-month periods ended June 30, 2006, 5,500,000 founder warrants and 17,334 employee warrants that were anti-dilutive have been excluded from the calculation of the diluted earnings per share. No warrants were considered anti-dilutive for the calculation of the diluted earnings per share for the periods ended June 30, 2005.

7.	RELATED PARTY TRANSACTIONS

Since November 21, 2001, the Company has entered into administrative services agreements with various subsidiaries of American International Group, Inc. (“AIG”), a shareholder of the Company. Until December 31, 2005, the Company was provided with administrative services under these agreements for a fee based on the gross premiums written of the Company. Effective December 31, 2005, the administrative services agreement covering Holdings and its Bermuda domiciled companies was terminated with an anticipated termination fee of $5,000. A final termination fee of $3,000 was agreed to and paid on April 25, 2006, which was less than the $5,000 accrued and expensed for the year ended December 31, 2005. Accordingly, a reduction in the estimated expense in the amount of $2,000 is included in general and administrative expenses for the three and six months ended June 30, 2006.

Effective January 1, 2006, the Company entered into short-duration administrative service agreements with these AIG subsidiaries that provided for a more limited range of services on either a cost-plus or a flat fee basis, depending on the agreement. Expenses of $774 and $9,830 were incurred for services under these agreements for the three months ended June 30, 2006 and 2005, respectively. Likewise, expenses of $1,664 and $17,220 were incurred for services under these agreements for the six months ended June 30, 2006 and 2005, respectively. The services no longer included as part of these agreements are provided internally through additional Company staff and infrastructure.

8.	LEGAL PROCEEDINGS

On or about November 8, 2005, the Company received a Civil Investigative Demand (“CID”) from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas, which relates to the investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of the Company’s business relationships with companies of AIG and The Chubb Corporation (“Chubb”), and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. Specifically, the CID seeks information concerning the Company’s relationship with its investors, and in particular, AIG and Chubb, including their role in the Company’s business, sharing of business information and any agreements not to compete. The CID also seeks information regarding (i) contingent commission, placement service or other agreements that the Company may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by the Company in connection with the placement of insurance. The Company is cooperating with this ongoing investigation, and has produced documents and other information in response to the CID. At this stage, the Company cannot estimate, for purposes of reserving or otherwise, the severity of an adverse result or settlement on the Company’s results of operations, financial condition, growth prospects or financial strength ratings.

On April 4, 2006, a complaint was filed in U.S. District Court for the Northern District of Georgia (Atlanta Division) by a group of several corporations and certain of their related entities in an action entitled New Cingular Wireless Headquarters, LLC et al, as plaintiffs, against certain defendants, including Marsh & McLennan Companies, Inc., Marsh Inc. and Aon Corporation, in their capacities as insurance brokers, and 78 insurers, including Holdings’ insurance subsidiary in Bermuda.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

8.	LEGAL PROCEEDINGS (cont’d)

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. The court has issued an order extending Allied World Assurance Company, Ltd’s (and all other defendants’) time to respond to the complaint until 20 days after the Judicial Panel on Multidistrict Litigation rules on objections to a Conditional Transfer Order it entered that would have the effect of transferring the action to the U.S. District Court for the District of New Jersey, which ruling has not occurred yet. Because this matter is in an early stage, the Company cannot estimate the possible range of loss, if any.

9.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. The Company measures the results of its underwriting operations under three major business categories, namely property insurance, casualty insurance and reinsurance. All product lines fall within these classifications.

The property segment includes the insurance of physical property and energy-related risks. These risks generally relate to tangible assets and are considered “short-tail” in that the time from a claim being advised to the date when the claim is settled is relatively short. The casualty segment includes the insurance of general liability risks, professional liability risks and healthcare risks. Such risks are “long-tail” in nature since the emergence and settlement of a claim can take place many years after the policy period has expired. The reinsurance segment of the Company’s business includes any reinsurance of other companies in the insurance and reinsurance industries. The Company writes reinsurance on both a treaty and facultative basis.

Responsibility and accountability for the results of underwriting operations are assigned by major line of business on a worldwide basis. Because the Company does not manage its assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments.

Management measures results for each segment on the basis of the “loss and loss expense ratio”, “acquisition cost ratio”, “general and administrative expense ratio” and the “combined ratio”. The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The “combined ratio” is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

9.  SEGMENT INFORMATION (cont’d)

The following table provides a summary of the segment results for the three months ended June 30, 2006 and 2005.

Three Months Ended June 30, 2006	Property	Casualty	Reinsurance	Total

Gross premiums written	$166,861	$200,004	$151,451	$518,316
Net premiums written	44,756	172,725	152,857	370,338
Net premiums earned	45,955	133,321	126,241	305,517
Net losses and loss expenses	(24,729)	(82,411)	(72,704)	(179,844)
Acquisition costs	777	(6,955)	(26,485)	(32,663)
General and administrative expenses	(6,845)	(13,118)	(6,294)	(26,257)

Underwriting income	15,158	30,837	20,758	66,753
Net investment income				54,943
Net realized investment losses				(10,172)
Interest expense				(7,076)
Exchange gain				475

Income before income taxes				$104,923

Loss and loss expense ratio	53.8%	61.8%	57.6%	58.9%
Acquisition cost ratio	(1.7)%	5.2%	21.0%	10.7%
General and administrative expense ratio	14.9%	9.9%	5.0%	8.6%

Combined ratio	67.0%	76.9%	83.6%	78.2%

Three Months Ended June 30, 2005	Property	Casualty	Reinsurance	Total

Gross premiums written	$127,442	$183,643	$130,590	$441,675
Net premiums written	41,445	160,559	118,002	320,006
Net premiums earned	63,834	149,910	118,353	332,097
Net losses and loss expenses	(42,299)	(109,760)	(72,194)	(224,253)
Acquisition costs	(4,127)	(7,781)	(25,594)	(37,502)
General and administrative expenses	(5,010)	(11,719)	(8,243)	(24,972)

Underwriting income	12,398	20,650	12,322	45,370
Net investment income				39,820
Net realized investment losses				(6,632)
Interest expense				(4,587)
Exchange loss				(397)

Income before income taxes				$73,574

Loss and loss expense ratio	66.3%	73.2%	61.0%	67.5%
Acquisition cost ratio	6.5%	5.2%	21.6%	11.3%
General and administrative expense ratio	7.8%	7.8%	7.0%	7.5%

Combined ratio	80.6%	86.2%	89.6%	86.3%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

9.  SEGMENT INFORMATION (cont’d)

The following table provides a summary of the segment results for the six months ended June 30, 2006 and 2005.

Six Months Ended June 30, 2006	Property	Casualty	Reinsurance	Total

Gross premiums written	$286,680	$330,498	$399,258	$1,016,436
Net premiums written	111,953	286,919	398,969	797,841
Net premiums earned	95,057	265,303	254,100	614,460
Net losses and loss expenses	(58,048)	(180,014)	(147,742)	(385,804)
Acquisition costs	2,258	(16,274)	(55,119)	(69,135)
General and administrative expenses	(11,960)	(22,980)	(11,639)	(46,579)

Underwriting income	27,307	46,035	39,600	112,942
Net investment income				116,944
Net realized investment losses				(15,408)
Interest expense				(13,527)
Exchange loss				(70)

Income before income taxes				$200,881

Loss and loss expense ratio	61.1%	67.9%	58.1%	62.8%
Acquisition cost ratio	(2.4)%	6.1%	21.7%	11.2%
General and administrative expense ratio	12.6%	8.7%	4.6%	7.6%

Combined ratio	71.3%	82.7%	84.4%	81.6%

Six Months Ended June 30, 2005	Property	Casualty	Reinsurance	Total

Gross premiums written	$231,411	$325,244	$390,348	$947,003
Net premiums written	97,972	285,263	375,425	758,660
Net premiums earned	138,505	301,293	216,405	656,203
Net losses and loss expenses	(92,660)	(220,680)	(149,315)	(462,655)
Acquisition costs	(9,491)	(16,926)	(47,535)	(73,952)
General and administrative expenses	(9,322)	(20,362)	(16,197)	(45,881)

Underwriting income	27,032	43,325	3,358	73,715
Net investment income				80,145
Net realized investment losses				(9,089)
Interest expense				(4,637)
Exchange loss				(532)

Income before income taxes				$139,602

Loss and loss expense ratio	66.9%	73.2%	69.0%	70.5%
Acquisition cost ratio	6.9%	5.6%	22.0%	11.3%
General and administrative expense ratio	6.7%	6.8%	7.5%	7.0%

Combined ratio	80.5%	85.6%	98.5%	88.8%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

9.  SEGMENT INFORMATION (cont’d)

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005. All inter-company premiums have been eliminated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Bermuda	$267,735	$242,795	$624,125	$589,440
United States	49,589	31,361	71,640	69,417
Europe	53,014	45,850	102,076	99,803

Total net premium written	$370,338	$320,006	$797,841	$758,660

10.	SUBSEQUENT EVENTS

On July 11, 2006, the Company sold 8,800,000 common shares in the IPO at a public offering price of $34.00 per share. On July 19, 2006, the Company sold an additional 1,320,000 common shares at $34.00 per share in connection with the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, a 1-for-3 reverse stock split of the Company’s common shares was consummated on July 7, 2006. All share and per share amounts related to common shares, warrants and RSUs included in these consolidated financial statements and footnotes have been restated to reflect the reverse stock split. The reverse stock split has been retroactively applied to the Company’s consolidated financial statements.

On July 21, 2006, the Company issued $500,000 aggregate principal amount of senior notes at an issue price of 99.707%, generating net proceeds of $498,535. The senior notes bear interest at an annual rate of 7.50%, which is payable semi-annually on August 1 and February 1 of each year, with the first interest payment due on February 1, 2007. The senior notes will mature on August 1, 2016.

Portions of the proceeds from the IPO, the exercise by the underwriters of their over-allotment option and the senior notes offering have been used to repay the Company’s outstanding term loan of $500,000 on July 19 and July 26, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or included elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see the “Note on Forward-Looking Statements” for more information. You should review the risk factors included in our most recent documents on file with the U.S. Securities and Exchange Commission (“SEC”). References in this Form 10-Q to the terms “we,” “us,” “our,” “our company,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and its subsidiaries. References in this Form 10-Q to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only.

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our insurance subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of June 30, 2006, we had $7,393 million of total assets, $1,565 million of shareholders’ equity and $2,065 million of total capital.

During 2006, market conditions for property lines of business improved substantially as a result of the windstorms that occurred during 2004 and 2005. We have taken advantage of the increased opportunities and, as such, our property segment made up 32.2% of our business mix on a gross premiums written basis for the three months ended June 30, 2006 compared to 28.8% for the three months ended June 30, 2005. We continue to see attractive rates and opportunities within our casualty and reinsurance segments as well. Our casualty and reinsurance segments made up 38.6% and 29.2%, respectively, of gross premiums written for the three months ended June 30, 2006 compared to 41.6% and 29.6%, respectively, for the three months ended June 30, 2005.

During July 2006, we completed an initial public offering of 10,120,000 common shares at $34.00 per share for total net proceeds of approximately $315.8 million, including the underwriters’ over-allotment option. We also issued $500.0 million aggregate principal amount of senior notes bearing 7.50% annual interest.

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized gains or losses. Our investment portfolio is currently comprised primarily of fixed maturity investments, the income from which is a function of the amount of invested assets and relevant interest rates.

Expenses

Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses are comprised of paid losses and reserves for losses less recoveries from reinsurers. Losses and loss expense reserves are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. In accordance with accounting principles generally accepted in the United States of America, we reserve for catastrophic losses as soon as the loss event is known to have occurred. Acquisition costs consist principally of commissions and brokerage fees that are typically a percentage of the premiums on insurance policies or reinsurance contracts written, net of any commissions received by us on risks ceded to reinsurers. General and administrative expenses include personnel expenses, professional fees, rent and other general operating expenses. General and administrative expenses also include fees paid to subsidiaries of American International Group, Inc. (“AIG”) in return for the provision of various administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative services agreements with AIG subsidiaries were amended and now contain both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. As a result of our IPO, we anticipate increases in general and administrative expenses as we add personnel and become subject to reporting regulations applicable to publicly-held companies.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. The following are the accounting policies that, in management’s judgment, are critical due to the judgments, assumptions and uncertainties underlying the application of those policies and the potential for results to differ from management’s assumptions.

Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as “case reserves,” and reserves for losses incurred but not reported, also known as “IBNR”. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. Thus, there is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require substantial judgment because they relate to unreported events that, based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company.

Reserves for losses and loss expenses as of June 30, 2006 and December 31, 2005 were comprised of the following:

	June 30,	December 31,
	2006	2005
	($ in millions)

Case reserves	$935.9	$921.2
IBNR	2,523.8	2,484.2

Reserve for losses and loss expenses	3,459.7	3,405.4
Reinsurance recoverables	(641.4)	(716.3)

Net reserve for losses and loss expenses	$2,818.3	$2,689.1

IBNR reserves are estimated for each business segment based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with industry benchmarks and loss experience to date. Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate expected losses and loss expenses. The IBNR reserve is calculated by reducing these estimated ultimate losses and loss expenses by the cumulative paid amount of losses and loss expenses and the current carried outstanding loss reserves for losses and loss expenses. The adequacy of our reserves is tested quarterly by our actuaries. At the completion of each quarterly review of the reserves, a reserve analysis and memorandum are written and reviewed with our loss reserve committee. This committee determines management’s best estimate for loss and loss expense reserves based upon the reserve analysis and memorandum. A loss reserve study is prepared by an independent actuary annually in order to provide additional insight into the reasonableness of our reserves for losses and loss expenses.

Estimating reserves for our property segment relies primarily on traditional loss reserving methodologies, utilizing selected paid and reported loss development factors. In property lines of business, claims are generally reported and paid within a relatively short period of time (“shorter tail lines”) during and following the policy coverage period. This enables us to determine with greater certainty our estimate of ultimate losses and loss expenses.

Our casualty segment includes general liability risks, healthcare and professional liability risks, such as directors and officers and errors and omissions risks. Our average attachment points for these lines are high, making reserving for these lines of business more difficult. Claims may be reported several years after the coverage period has terminated (“longer tail lines”). We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, often requiring a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience.

Our reinsurance segment is a composition of shorter tail lines similar to our property segment and longer tail lines similar to our casualty segment. Our reinsurance treaties are reviewed individually, based upon individual characteristics and loss experience emergence.

Loss reserves on assumed reinsurance have unique features that make them more difficult to estimate. Reinsurers have to rely upon the cedents and reinsurance intermediaries to report losses in a timely fashion. Reinsurers must rely upon cedents to price the underlying business appropriately. Reinsurers have less predictable loss emergence patterns than direct insurers, particularly when writing excess of loss treaties.

For excess of loss treaties, cedents generally are required to report losses that either exceed 50% of the retention, have a reasonable probability of exceeding the retention or meet serious injury reporting criteria in a timely fashion. All reinsurance claims that are reserved are reviewed at least every six months. For proportional treaties, cedents are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted 60 to 90 days after the close of the reporting period. Some proportional treaties have specific language regarding earlier notice of serious claims. Generally our reinsurance treaties contain an arbitration clause to resolve disputes. Since our inception, there has been only one dispute, which was resolved through arbitration. Currently there are no material disputes outstanding.

Reinsurance generally has a greater time lag than direct insurance in the reporting of claims. There is the lag caused by the claim first being reported to the cedent, then the intermediary (such as a broker) and finally the reinsurer. This lag can be three to six months. There is also a lag because the insurer may not be required to report claims to the reinsurer until certain reporting criteria are met. In some instances this could be several years, while a claim is being litigated. We use reporting factors from the Reinsurance Association of America to adjust for this time lag. We also use historical treaty-specific reporting factors when applicable. Loss and premium information are entered into our reinsurance system by our claims department and our accounting department on a timely basis.

We record the individual case reserves sent to us by the cedents through the reinsurance intermediaries. Individual claims are reviewed by our reinsurance claims department or adjusted as deemed appropriate. The loss data received from the intermediaries is checked for reasonability and also for known events. The loss listings are reviewed when performing regular claim audits.

The expected loss ratios that we assign to each treaty are based upon analysis and modeling performed by a team of actuaries. The historical data reviewed by the team of pricing actuaries is considered in setting the reserves for all treaty years with each cedent. The historical data in the submissions is matched against our carried reserves for our historical treaty years.

Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2006:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)

Property	$919.8	$764.7	$1,111.1
Casualty	1,712.3	1,166.7	1,782.3
Reinsurance	827.6	613.8	901.0

Consolidated reserves and estimates(1)	$3,459.7	$2,728.1	$3,611.4

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)

Property	$482.8	$360.4	$528.0
Casualty	1,557.2	1,135.4	1,758.7
Reinsurance	778.3	573.3	850.7

Consolidated reserves and estimates(1)	$2,818.3	$2,225.5	$2,981.0

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with varying assumptions of reporting patterns and expected loss ratios by loss year. In addition, for Hurricanes Katrina, Rita and Wilma, we have reviewed our insured risks in the exposed areas and the potential losses to each risk. These hurricanes have caused us to have relatively wide ranges for the property lines reflecting the uncertainty of the ultimate losses from these storms. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves.

We utilize a variety of standard actuarial methods in our analysis. The selections from these various methods are based on the loss development characteristics of the specific line of business. For lines of business with extremely long reporting periods such as casualty reinsurance, we may rely more on an expected loss ratio method (as described below) until losses begin to develop. The actuarial methods we utilize include:

Paid Loss Development Method.  We estimate ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a consistent rate. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. In some circumstances, paid losses for recent periods may be too varied for accurate predictions. For many coverages, claim payments are made very slowly and it may take years for claims to be fully reported and settled. These payments may be unreliable for determining future loss projections because of shifts in settlement patterns or because of large settlements in the early stages of development. Choosing an appropriate “tail factor” to determine the amount of payments from the latest development period to the ultimate development period may also require considerable judgment, especially for coverages that have long payment patterns. As we have limited payment history, we have had to supplement our loss development patterns with other methods.

Reported Loss Development Method.  We estimate ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than the paid loss development method. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are reported relatively early and case loss reserve estimates established. This method assumes that reserves have been established using consistent practices over the historical period that is reviewed. Changes in claims handling procedures, large claims or significant numbers of claims of an unusual nature may cause results to be too varied for accurate forecasting. Also, choosing an appropriate “tail factor” to determine the change in reported loss from that latest development period to the ultimate development period may require considerable judgment. As we have limited reported history, we have had to supplement our loss development patterns with appropriate benchmarks.

Expected Loss Ratio Method.  To estimate ultimate losses under the expected loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical company data and professional judgment. This method is particularly useful for new insurance companies or new lines of business where there are no historical losses or where past loss experience is not credible.

Bornhuetter-Ferguson Paid Loss Method.  The Bornhuetter-Ferguson paid loss method is a combination of the paid loss development method and the expected loss ratio method. The amount of losses yet to be paid is based upon the expected loss ratios. These expected loss ratios are modified to the extent paid losses to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. This method will react slowly if actual loss ratios develop differently because of major changes in rate levels, retentions or deductibles, the forms and conditions of reinsurance coverage, the types of risks covered or a variety of other changes.

Bornhuetter-Ferguson Reported Loss Method.  The Bornhuetter-Ferguson reported loss method is similar to the Bornhuetter-Ferguson paid loss method with the exception that it uses reported losses and reported loss development factors.

Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have historically carried our reserve for losses and loss expenses 4% to 11% above the mid-point of the low and high estimates. A provision for uncertainty is embedded in our reserves through our selection of the high estimate for long-tail lines of business. We believe that relying on the most conservative actuarial indications for these lines of business is prudent for a relatively new company.

The key assumptions used to arrive at our best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting patterns and expected loss ratios were based on either benchmarks for longer-tail business or historical reporting patterns for shorter-tail business. The benchmarks selected were those that we believe are most similar to our underwriting business.

The key assumptions that have changed historically are the expected loss ratios. Our expected loss ratios for property lines change from year to year. As our losses from property lines are reported relatively quickly, we select our expected loss ratios for the most recent years based upon our actual loss ratios for our older years adjusted for rate changes, inflation, cost of reinsurance and average storm activity. For the property lines, we initially used benchmarks for reported and paid loss emergence patterns. As we mature as a company, we have begun supplementing those benchmark patterns with our actual patterns as appropriate. For the casualty lines, we continue to use benchmark patterns, though we update the benchmark patterns as additional information is published regarding the benchmark data.

The selection of the expected loss ratios for the casualty lines of business is our most significant assumption. If our final casualty insurance and casualty reinsurance loss ratios vary by ten percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would need to change by approximately $299 million. As we commonly write net lines of casualty insurance exceeding $25 million, we expect that ultimate loss ratios could vary substantially from our initial loss ratios. Because we expect a small volume of large claims, we believe the variance of our loss ratio selection could be relatively wide. Thus, a ten percentage point change in loss ratios is reasonably likely to occur. This would result in either an increase or decrease to net income and shareholders’ equity of approximately $299 million. As of June 30, 2006, this represented approximately 19% of shareholders’ equity. In terms of liquidity, our contractual obligations for reserve for losses and loss expenses would decrease or increase by $299 million after reinsurance recoverable. If our obligations were to increase by $299 million, we believe we currently have sufficient cash and investments to meet those obligations.

While management believes that our case reserves and IBNR reserves are sufficient to cover losses assumed by us, ultimate losses and loss expenses may deviate from our reserves, possibly by material amounts. It is possible that our current estimates of the 2005 hurricane losses may be adjusted as we receive new information from clients, loss adjusters or ceding companies. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., negative reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced (i.e., positive reserve development). In addition, the methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. We record any changes in our loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined regardless of the accident year (i.e., the year in which a loss occurs).

Reinsurance Recoverable

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves. We remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements, and we therefore regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No provision has been made for unrecoverable reinsurance as of June 30, 2006 and December 31, 2005, as we believe that all reinsurance balances will be recovered.

Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of a policy. For proportional types of reinsurance written by us, premiums may not be known with certainty at the policy inception date. In the case of proportional treaties assumed by us, the underwriter makes an estimate of premiums at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Those estimates are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly, and any adjustments are recorded in the period in which they become known. As of June 30, 2006, our changes in premium estimates have been upward adjustments ranging from approximately 11% for the 2004 treaty year to 20% for the 2002 treaty year. Applying this range, hypothetically, to our 2005 proportional treaties, our gross premiums written in the reinsurance segment could increase by approximately $20 million to $39 million over the next three years. As of June 30, 2006, gross premiums written for 2005 proportional treaties have been adjusted upward by approximately 10%. Total premiums estimated on proportional contracts for the three months ended June 30, 2006 and 2005 represented approximately 15% and 12%, respectively, of total gross premiums written. Total premiums estimated on proportional contracts for the six months ended June 30, 2006 and 2005 represented approximately 18% and 19%, respectively, of total gross premiums written. Gross premiums written on proportional contracts represent a larger portion of total gross premiums written during the first quarter of the year than of total gross premiums written annually due to the large number of reinsurance contracts carrying January effective dates.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from those adjustments are estimated and accrued based on available information.

Premiums are earned over the period of policy coverage in proportion to the risks to which they relate. Premiums relating to unexpired periods of coverage are carried on the balance sheet as unearned premiums.

Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are incurred in the acquisition of new and renewal business and are expensed as the premiums to which they relate are earned. Acquisition costs relating to the reserve for unearned premiums are deferred and carried on the balance sheet as an asset. Anticipated losses and loss expenses, other costs and investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses, which may exceed the related unearned premiums.

Stock Compensation

In 2001, we implemented the Allied World Assurance Holdings, Ltd 2001 Employee Warrant Plan. After our special general meeting of shareholders on June 9, 2006 and our initial public offering of common shares (our “IPO”), we amended and restated the 2001 employee warrant plan and renamed it the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). Under the Plan, up to 2,000,000 common shares may be issued. Among other things, the amendment and restatement extends the term of the Plan from November 21, 2011 to a date that is ten years from the date of approval of the amendment and restatement and requires that any repricing of awards under the Plan be approved by our shareholders. It also provides the compensation committee of our board of directors additional flexibility with respect to awards in certain corporate events and in connection with compliance with Section 409A of the U.S. Internal Revenue Code of 1986, as amended (“Section 409A”). The warrants that were granted under the Plan prior to the amendment and restatement remain outstanding, were converted to options as part of our IPO, are exercisable in certain limited conditions, expire after ten years and generally vest ratably over four years from the date of grant.

In 2004, we implemented the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan, under which up to 1,000,000 common shares could be issued. After our special general meeting of shareholders on June 9, 2006 and our IPO, we amended and restated the 2004 stock incentive plan and renamed it the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). Among other things, the amendment and restatement increases to 2,000,000 the number of common shares available for issuance under the Stock Incentive Plan and provides the compensation committee of our board of directors additional flexibility with respect to awards in certain corporate events and in connection with compliance with Section 409A. Awards under the Stock Incentive Plan prior to amendment and restatement remain outstanding and generally vest either four years from the date of grant or ratably over four years from the date of grant.

Prior to our IPO, valuations under each of the above plans was based on our book value per share, which approximated fair value. We calculated expenses related to grants of warrants by subtracting from our book value as at the end of each applicable period (either quarter end or year end) the exercise price of the individual warrants at the date of grant. The compensation expense for the restricted stock units (“RSUs”) was based on our book value per share, which approximated fair value, and recognized over the four-year vesting period.

Subsequent to our IPO, for those warrants issued prior to and converting to options as part of our IPO, the exercise price and the vesting period of each option granted under the Plan will remain the same as under the former employee warrant plan. However, for valuation purposes, the new grant date is July 11, 2006. In accordance with the Financial Accounting Standards Board’s issuance of the Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”, the fair value of these options was revalued as of this new grant date and will be expensed over the remaining vesting period. During the three and six months ended June 30, 2006, we incurred a one-time expense of approximately $2.6 million to recognize the increase in our fair value as a publicly-traded company. For those warrants that were fully vested at the time of conversion to options, the full amount of the fair value of the options was recognized as an expense. Any future options granted under the Plan will be valued on the date of grant and expensed over the vesting period.

The RSUs issued prior to our IPO will remain essentially unchanged due to the amendment and restatement. The vesting period of these RSUs will remain the same. However, the fair value of the RSUs was reassessed and converted to the fair market value of our common shares as of our IPO. The total expenses to date under the Stock Incentive Plan were adjusted to the revised fair value. As such, a one-time expense of approximately $0.2 million was incurred during the three and six months ended June 30, 2006. In the future, newly issued RSUs will be valued as of the grant date based on the average market value of the common shares on the grant date. The total expense will be recognized over the vesting period on a straight-line basis.

On May 22, 2006, we implemented the Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to our key employees in order to promote our long-term growth and profitability. Each award represents the right to receive a number of our common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 of our common shares may be issued under the LTIP. To date, 228,334 of these performance based equity awards have been granted, which will vest after the fiscal year ending December 31, 2008 in accordance with the terms and performance conditions of the LTIP.

Similar to the RSUs under the Stock Incentive Plan, the compensation expense for the LTIP will be based on the fair market value of our common shares. Any newly granted awards under the LTIP will be valued as of the grant date based on the average market value of the common shares on the grant date. The total expense will be recognized over the performance period on a straight-line basis.

In calculating the expense related to the LTIP, it is estimated that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. The performance period for the LTIP awards issued to date is defined as the three consecutive fiscal year period beginning January 1, 2006. As such, expenses of $1.9 million were recognized in the financial statements as of June 30, 2006.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	($ in millions)

Gross premiums written	$518.3	$441.7	$1,016.4	$947.0

Net premiums written	$370.3	$320.0	$797.8	$758.7

Net premiums earned	305.5	332.1	614.5	656.2
Net investment income	54.9	39.8	116.9	80.1
Net realized investment losses	(10.2)	(6.6)	(15.4)	(9.1)

	$350.2	$365.3	$716.0	$727.2

Net losses and loss expenses	$179.8	$224.3	$385.8	$462.7
Acquisition costs	32.7	37.5	69.1	74.0
General and administrative expenses	26.2	25.0	46.6	45.8
Interest expense	7.1	4.6	13.5	4.6
Foreign exchange (gain) loss	(0.5)	0.4	0.1	0.5

	$245.3	$291.8	$515.1	$587.6

Income before income taxes	$104.9	$73.5	$200.9	$139.6
Income tax expense	2.5	2.0	0.4	3.7

Net income	$102.4	$71.5	$200.5	$135.9

Comparison of Three Months Ended June 30, 2006 and 2005

Premiums

Gross premiums written increased by $76.6 million, or 17.3%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was primarily the result of three factors:

•	Significant rate increases having been realized on certain catastrophe exposed North American general property business as a result of record industry losses following the hurricanes that occurred during the second half of 2005. We also had an increase in the amount of general property business written due to growth in market opportunities in the property insurance market.

•	The amount of business written by our U.S. underwriters having increased. We expanded our U.S. distribution platform during the second half of 2005 and our offices were fully operational during 2006. Gross premiums written by our underwriters in our U.S. offices were $56.1 million for the three months ended June 30, 2006 compared to $25.6 million for the three months ended June 30, 2005.

•	Gross premiums written in our reinsurance segment increased by approximately $20.9 million, primarily as a result of the extension of treaty coverage dates into the second quarter of 2006.

The table below illustrates our gross premiums written by geographic location. Gross premiums written by our Bermuda operating subsidiary increased by 13.4% primarily due to the increase in certain property rates and opportunities on property business as described above. Gross premiums written by our U.S. operating subsidiaries increased by 73.0% due to our U.S. distribution platform becoming fully operational.

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
	($ in millions)

Bermuda	$379.7	$334.9	$44.8	13.4%
Europe	79.1	72.4	6.7	9.3
United States	59.5	34.4	25.1	73.0

	$518.3	$441.7	$76.6	17.3%

Net premiums written increased by $50.3 million, or 15.7%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, consistent with the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 28.6% of premiums written for the three months ended June 30, 2006 compared to 27.6% for the same period in 2005. The slight increase in the percentage of business ceded is primarily due to the increased cost of our property catastrophe reinsurance protection due to increased levels of coverage obtained, as well as market rate increases following the 2004 and 2005 windstorms. This was offset by the non-renewal of an $11.0 million fronted program, whereby we ceded 100% of the gross premiums written.

Net premiums earned decreased by $26.6 million, or 8.0%, for the three months ended June 30, 2006 as the decreased net premiums written during 2005 were earned. Net premiums earned for the three months ended June 30, 2006 included $9.5 million in costs related to our property catastrophe reinsurance protection compared to $6.5 million for the three months ended June 30, 2005.

We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended June 30,
	2006	2005	2006	2005

Property	32.2%	28.8%	15.0%	19.2%
Casualty	38.6	41.6	43.7	45.2
Reinsurance	29.2	29.6	41.3	35.6

The increase in the percentage of property segment gross premiums written reflects the increase in rates and opportunities on certain catastrophe exposed North American property risks. On a net premiums earned basis, the percentage of reinsurance has increased for the three months ended June 30, 2006 compared to the same period in 2005 due to the continued earning of increased premiums written over the past two years. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance. In addition, the percentage of property net premiums earned fell during the three-month period ended June 30, 2006 compared to the same period in 2005 as a result of the increased cost of our property catastrophe protection.

Net Investment Income

Our primary investment objective is the preservation of capital. A secondary objective is obtaining returns commensurate with a benchmark, primarily defined as 35% of the Lehman U.S. Government Intermediate Index, 40% of the Lehman Corp. 1-5 year A3/A− or Higher Index and 25% of the Lehman Securitized Index.

We adopted this benchmark effective January 1, 2006. Prior to this date, the benchmark was defined as 80% of a 1-5 year “AAA/ AA−” rated index (as determined by Standard & Poor’s and Moody’s Investor Services) and 20% of a 1-5 year “A” rated index (as determined by Standard & Poor’s and Moody’s Investor Services).

Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net investment income earned during the three months ended June 30, 2006 was $54.9 million, compared to $39.8 million during the three months ended June 30, 2005. The $15.1 million increase was primarily the result of increases in prevailing interest rates, combined with an 8.0% increase in average aggregate invested assets. Offsetting this increase was a reduction of approximately $1.6 million in relation to dividends-in-kind received from our three hedge funds. For 2006 and thereafter, we have elected not to receive dividends from these three hedge funds. Investment management fees of $1.1 million and $0.9 million were incurred during the three months ended June 30, 2006 and 2005, respectively.

The annualized period book yield of the investment portfolio for the three months ended June 30, 2006 and 2005 was 4.2% and 3.3%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year. We continue to maintain a conservative investment posture. At June 30, 2006, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investor Services, with an average duration of 3.2 years as of June 30, 2006.

The following table shows the components of net realized investment losses.

	Three Months Ended June 30,
	2006	2005
	($ in millions)

Net loss on fixed income investments	$10.2	$1.9
Net loss on interest rate swaps	—	4.7

Net realized investment losses	$10.2	$6.6

The recognition of realized gains and losses is considered to be a typical consequence of ongoing investment management. A large proportion of our portfolio is invested in fixed income securities and, therefore, our unrealized gains and losses are correlated with fluctuations in interest rates. Interest rates increased during the three months ended June 30, 2006 as well as the three months ended June 30, 2005; consequently, we realized losses from the sale of some of our fixed income securities. During the three months ended June 30, 2006, the net loss on fixed income investments included a write-down of approximately $4.9 million related to declines in the market value of our available for sale portfolio which were considered to be other than temporary. The declines in market value on such securities were primarily due to rising interest rates. During the three months ended June 30, 2005, no declines in the market value of investments were considered to be other than temporary.

We analyze gains or losses on sales of securities separately from gains or losses on interest rate swaps. On April 21, 2005, we entered into certain interest rate swaps in order to fix the interest cost of our $500.0 million floating rate term loan. These swaps were terminated with an effective date of June 30, 2006, resulting in cash proceeds of approximately $5.9 million.

Net Losses and Loss Expenses

Net losses and loss expenses incurred comprise three main components:

•	losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;

•	outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	IBNR reserves, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation. The portion recoverable from reinsurers is deducted from the gross estimated loss.

Net losses and loss expenses for the three-month period ended June 30, 2006 included net favorable reserve development of approximately $29.0 million resulting from favorable loss emergence to date for prior accident years. There was no net reserve adjustment in the three months ended June 30, 2005. We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. There was no change in our estimated net losses from prior year catastrophes during the three months ended June 30, 2006, as well as no change during the three months ended June 30, 2005.

The following table shows the components of the decrease in net losses and loss expenses of $44.5 million for the three months ended June 30, 2006 from the three months ended June 30, 2005.

	Three Months Ended June 30,		Dollar
	2006	2005	Change
	($ in millions)

Net losses paid	$119.2	$94.5	$24.7
Net change in reported case reserves	(14.8)	16.5	(31.3)
Net change in IBNR	75.4	113.3	(37.9)

Net losses and loss expenses	$179.8	$224.3	$44.5

Net losses paid have increased $24.7 million, or 26.1%, to $119.2 million for the three months ended June 30, 2006 primarily due to payments resulting from the 2004 and 2005 windstorms. During the three months ended June 30, 2006, $67.0 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms compared to $37.1 million during the three months ended June 30, 2005. During the three months ended June 30, 2006, we recovered approximately $16.4 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita.

The decrease in case reserves during the period ended June 30, 2006 was primarily due to the increase in net losses paid. The net change in reported case reserves for the three months ended June 30, 2006 included a $59.0 million net decrease relating to the 2004 and 2005 windstorms compared to a net $9.2 million increase in case reserves for 2004 windstorms and Windstorm Erwin during the three months ended June 30, 2005.

The net change in IBNR for the three months ended June 30, 2006 was lower than that for the three months ended June 30, 2005 due to approximately $29.0 million of net favorable reserve development relating to prior years, which was due to lower than expected loss emergence. Net reserves relating to casualty lines were favorably adjusted by approximately $16.2 million due to benign development on 2002 and 2003 accident year business written in both Bermuda and Europe, although this was partially offset by unfavorable development on certain claims relating to casualty business written in the United States. Net reserves for our property segment were reduced by approximately $8.4 million due primarily to loss development on our general property business for the 2004 and 2005 accident years, excluding the 2004 and 2005 windstorms, trending more favorably than anticipated. This was partially offset by an increase in prior year reserves relating to our energy business as a result of increased claims expenses due in part to rising commodity prices. In addition, net favorable reserve development of approximately $4.4 million was recognized in our reinsurance segment during the three months ended June 30, 2006 as loss activity on our property reinsurance book slowed for the 2003 accident year and developed at a lower than expected rate.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended June 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, April 1	$2,756.9	$1,919.1
Incurred related to:
Current period non-catastrophe	208.8	224.3
Current period property catastrophe	—	—
Prior period non-catastrophe	(29.0)	—
Prior period property catastrophe	—	—

Total incurred	$179.8	$224.3
Paid related to:
Current period non-catastrophe	6.2	12.6
Current period property catastrophe	—	2.3
Prior period non-catastrophe	46.0	42.5
Prior period property catastrophe	67.0	37.1

Total paid	$119.2	$94.5
Foreign exchange revaluation	0.8	(2.1)

Net reserve for losses and loss expenses, June 30	2,818.3	2,046.8
Losses and loss expenses recoverable	641.4	292.7

Reserve for losses and loss expenses, June 30	$3,459.7	$2,339.5

Acquisition Costs

Acquisition costs are comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of acquisition costs relating to unearned premiums and (3) including the amortization of previously deferred acquisition costs.

Acquisition costs were $32.7 million for the three months ended June 30, 2006 as compared to $37.5 million for the three months ended June 30, 2005. Acquisition costs as a percentage of net premiums earned were 10.7% for the three months ended June 30, 2006, compared to 11.3% for the same period in 2005. The slight reduction in this rate is due to reduced net premiums earned relating to surplus lines program administrator agreements and a reinsurance agreement with AIG. Under these agreements, we paid additional commissions to the program administrators and cedent equal to 7.5% of the gross premiums written. These agreements were cancelled and the related gross premiums written were substantially earned by December 31, 2005. Gross premiums written from our U.S. offices are now written by our own underwriters and, thus, do not incur the additional 7.5% commission historically paid to subsidiaries of AIG. In addition, we now cede a portion of our U.S. business on a quota share basis under our property and casualty treaties, generating additional ceding commissions which are deducted from gross acquisition costs. Although our ceding commission rates declined on a written basis during the three months ended June 30, 2006 compared to the same period in 2005, we benefited from continued earning of higher ceding commissions on business written during the prior year. We expect ceding commissions to decline through the remainder of 2006 since the commission rates for our property treaties declined on renewal.

Pursuant to our agreement with IPCRe Underwriting Services Limited (“IPCUSL”), a subsidiary of a publicly-traded company in which AIG has approximately a 24% ownership interest, we paid an agency commission of 6.5% of gross premiums written by IPCUSL on our behalf plus original commissions. Total acquisition costs incurred by us related to this agreement for the three months ended June 30, 2006 and 2005 were $1.9 million and $2.6 million, respectively.

General and Administrative Expenses

General and administrative expenses represent overhead costs such as salaries and related costs, rent, travel and professional fees. They also include fees paid to subsidiaries of AIG in return for the provision of administrative services.

General and administrative expenses increased by $1.2 million, or 4.8%, for the three months ended June 30, 2006 compared to the same period in 2005. The increase was primarily the result of three factors: (1) increased stock based compensation costs, (2) an accrual for additional compensation to be paid to our Bermuda employees who are U.S. citizens and (3) increased costs associated with our Chicago and San Francisco offices that opened in the fourth quarter of 2005. Stock based compensation charges increased primarily due to a $2.8 million one-time charge incurred to adjust the value of our outstanding warrants and RSUs based on a change in fair value. Further contributing to the increase were expenses related to the adoption of a new long-term incentive plan. We have also accrued approximately $1.0 million in additional compensation expense for our Bermuda-based U.S. citizen employees, in anticipation of increases in compensation to be paid to these employees in light of recent changes in U.S. tax legislation. Offsetting these increases was a $2.0 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006. Starting in 2006, cost-plus and flat fee arrangements replaced the fees previously paid under our administrative services agreements with AIG subsidiaries, which were based on gross premiums written. The salary and infrastructure costs related to those services expensed in the three months ended June 30, 2006 were approximately $2.8 million less than the cost of the administrative services fees based on gross premiums written in the three months ended June 30, 2005. We do not expect this trend to continue because we anticipate adding staff and resources through the remainder of 2006. We also expect information technology costs to increase during the year as we continue to put our own infrastructure in place. Our general and administrative expense ratio was 8.6% for the three months ended June 30, 2006, which was higher than 7.5% for the three months ended June 30, 2005, primarily as a result of the increased stock based compensation expense.

Our expense ratio was 19.3% for the three months ended June 30, 2006 compared to 18.8% for the three months ended June 30, 2005. The increase resulted primarily from increased general and administrative expenses, offset partially by a reduction in our acquisition cost ratio.

Interest Expense

Interest expense related to our $500.0 million term loan increased $2.5 million, or 54.3%, to $7.1 million for the three months ended June 30, 2006 from $4.6 million for the three months ended June 30, 2005. The increase is a direct result of a rise in the average applicable LIBOR rate of approximately 195 basis points.

One half of the net proceeds from our IPO was used to repay a portion of the term loan and the remainder was repaid with proceeds from the exercise by the underwriters of their over-allotment option and our July 21, 2006 senior notes offering. On July 21, 2006, we issued $500.0 million aggregate principal amount of senior notes due August 1, 2016 that bear interest at an annual rate of 7.50%. The term loan carried a floating rate of interest which had been converted to a fixed rate of approximately 4.7% through the purchase of various interest rate swaps. As a result, further increases in interest expense are expected in future periods.

Net Income

Net income for the three months ended June 30, 2006 was $102.4 million compared to net income of $71.5 million for the three months ended June 30, 2005. The increase was primarily the result of favorable reserve development on prior accident years, combined with an increase in net investment income. Net income for the three months ended June 30, 2006 included a net foreign exchange gain of $0.5 million and income tax expense of $2.5 million. Net income for the three months ended June 30, 2005 included a net foreign exchange loss of $0.4 million and income tax expense of $2.0 million.

Comparison of Six Months Ended June 30, 2006 and 2005

Premiums

Gross premiums written increased by $69.4 million, or 7.3%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily the result of an increase in general property gross premiums written. We benefited from the significant market rate increases on certain catastrophe exposed North American general property business resulting from record industry losses following the hurricanes which occurred in the second half of 2005. We also had an increase in the amount of general property business written due to growth in opportunities in the property insurance market. The amount of business written by the underwriters in our U.S. offices also increased. During the second half of 2005, we added staff members to our New York and Boston offices and opened offices in Chicago and San Francisco in order to expand our U.S. distribution platform. Gross premiums written by our underwriters in U.S. offices were $77.4 million for the six months ended June 30, 2006, compared to $40.7 million for the six months ended June 30, 2005. Gross premiums written also increased due to revisions to premium estimates on prior period business written in our reinsurance segment.

Offsetting these increases was a reduction in gross premiums written due to the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Gross premiums written under these agreements in the six months ended June 30, 2005 were approximately $21.5 million, compared to approximately $0.5 million in the six months ended June 30, 2006. Although the agreements were cancelled, we continued to receive premium adjustments during the six months ended June 30, 2006. We also had a reduction in the volume of property catastrophe business written on our behalf by IPCUSL under an underwriting agency agreement. We reduced our exposure limits on this business, which resulted in $11.7 million less gross premiums written in the six months ended June 30, 2006 compared to the same period in 2005. In addition, one large reinsurance treaty, which resulted in approximately $27.3 million in gross premiums written in the six months ended June 30, 2005, was not renewed in the current period due to unfavorable changes in terms at renewal.

The table below illustrates our gross premiums written by geographic location. Gross premiums written by our Bermuda operating subsidiary increased by 8.3% primarily due to increases in certain property rates. Gross premiums written by our U.S. operating subsidiaries increased by 15.3% due to the expansion of our U.S. distribution platform since the prior period, as discussed above. The remaining premiums written by our U.S. operating subsidiaries is derived from our program administrator agreements and a reinsurance agreement with subsidiaries of AIG, as well as through surplus lines agreements with an affiliate of The Chubb Corporation (“Chubb”).

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
	($ in millions)

Bermuda	$777.8	$717.9	$59.9	8.3%
Europe	154.9	156.5	(1.6)	(1.0)
United States	83.7	72.6	11.1	15.3

	$1,016.4	$947.0	$69.4	7.3%

We expect gross premiums written by our U.S. subsidiaries to continue to increase for the remainder of 2006, as we continue to develop our distribution platform. We employ a regional distribution strategy in the United States via wholesalers and brokers targeting middle-market clients. We believe this business will be complementary to our current casualty and property direct insurance business produced through Bermuda and

European markets, which primarily focus on underwriting risks for large multi-national and Fortune 1000 clients with complex insurance needs.

Net premiums written increased by $39.1 million, or 5.2%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 21.5% of premiums written for the six months ended June 30, 2006 compared to 19.9% for the same period in 2005. The increase in the percentage of ceded premiums written is due to the increased cost of our property catastrophe reinsurance protection as a result of market rate increases following the hurricanes that occurred in 2004 and 2005.

Net premiums earned decreased by $41.7 million, or 6.4%, for the six months ended June 30, 2006 as the decreased net premiums written during 2005 were earned. Net premiums earned for the six months ended June 30, 2006 included $14.1 million in costs related to our property catastrophe reinsurance protection. We anticipate that the cost of this protection for the remainder of 2006 will be approximately $21 million on an earned basis.

The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis by business segment.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Six Months Ended June 30,
	2006	2005	2006	2005

Property	28.2%	24.5%	15.5%	21.1%
Casualty	32.5	34.3	43.2	45.9
Reinsurance	39.3	41.2	41.3	33.0

The increase in the percentage of property segment gross premiums written reflects the increase in rates and opportunities on certain catastrophe exposed North American property risks. On a net premiums earned basis, the percentage of reinsurance has increased for the six months ended June 30, 2006 compared to the same period in 2005 due to the continued earning of increased premiums written over the past two years. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance.

Net Investment Income

Net investment income earned during the six months ended June 30, 2006 was $116.9 million compared to $80.1 million during the six months ended June 30, 2005. The $36.8 million, or 45.9%, increase related to both increased earnings on our fixed maturity portfolio, as well as increased dividends received from both our high-yield bond fund and hedge fund investments. Net investment income related to our fixed maturity portfolio increased by approximately $27.2 million, or 36.9%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was the outcome of both increases in prevailing market interest rates and a 13.8% increase in average aggregate invested assets period over period. We also received an annual dividend of $8.4 million from an investment in a high-yield bond fund during the six-month period ended June 30, 2006, which was $6.3 million greater than the amount received in the six-month period ended June 30, 2005. Offsetting this increase was a reduction in income from our hedge funds. In the six months ended June 30, 2006, we received distributions of $3.9 million in dividends-in-kind from three of our hedge funds based on the final 2005 asset values, which was included in net investment income. Comparatively, we received approximately $4.4 million in dividends during the six-month period ended June 30, 2005. For 2006 and thereafter, we have elected not to receive dividends from these three hedge funds. Investment management fees of $2.3 million and $2.0 million were incurred during the six months ended June 30, 2006 and 2005, respectively.

The annualized period book yield of the investment portfolio for the six months ended June 30, 2006 and 2005 was 4.3% and 3.5%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year.

As of June 30, 2006, we had investments in four hedge funds, three funds that are managed by our investment managers, and one fund managed by a subsidiary of AIG. The market value of our investments in these hedge funds as of June 30, 2006 totaled $234.2 million compared to $215.1 million as of December 31, 2005. These investments generally impose restrictions on redemption, which may limit our ability to withdraw funds for some period of time after our initial investment. We also had an investment in a high-yield bond fund included within other invested assets on our balance sheet, the market value of which was $30.5 million as of June 30, 2006 compared to $81.9 million as of December 31, 2005. During the six-month period ended June 30, 2006, we reduced our investment in this fund by approximately $50 million. As our reserves and capital build, we may also consider other alternative investments in the future.

The following table shows the components of net realized investment losses.

	Six Months Ended June 30,
	2006	2005
	($ in millions)

Net loss on fixed income investments	$15.8	$4.4
Net (gain) loss on interest rate swaps	(0.4)	4.7

Net realized investment losses	$15.4	$9.1

The recognition of realized gains and losses is considered to be a typical consequence of ongoing investment management. A large proportion of our portfolio is invested in fixed income securities and, therefore, our unrealized gains and losses are correlated with fluctuations in interest rates. Interest rates increased during the six months ended June 30, 2006 as well as the six months ended June 30, 2005; consequently, we realized losses from the sale of some of our fixed income securities. We also sold a higher volume of securities during the three-month period ended March 31, 2006 as we realigned our portfolio with the new investment benchmark.

During the six months ended June 30, 2006, the net loss on fixed income investments included a write-down of approximately $4.9 million related to declines in the market value of our available for sale portfolio which were considered to be other than temporary. The declines in market value on such securities were primarily due to the current interest rate environment. During the six-month period ended June 30, 2005, no declines in the market value of investments were considered to be other than temporary.

We analyze gains or losses on sales of securities separately from gains or losses on interest rate swaps. On April 21, 2005, we entered into certain interest rate swaps in order to fix the interest cost of our $500 million floating rate term loan. These swaps were terminated with an effective date of June 30, 2006, resulting in cash proceeds of approximately $5.9 million.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $76.8 million, or 16.6%, to $385.8 million for the six months ended June 30, 2006 from $462.7 million for the six months ended June 30, 2005. Net losses and loss expenses for the six-month period ended June 30, 2005 included estimated losses from Windstorm Erwin of $13.4 million and additional development on the 2004 storms of $5.7 million, net of recoverables from our reinsurers. Comparatively, there were no net losses incurred related to catastrophes during the six months ended June 30, 2006, although we redistributed some of our catastrophe reserves among our reporting segments. We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. Based on our current estimate of losses related to Hurricane Katrina, we believe we have exhausted our $135 million of property catastrophe reinsurance protection with respect to this event, leaving us with more limited reinsurance coverage available pursuant to our two remaining property quota share treaties should our Hurricane Katrina losses prove to be greater than currently estimated. Under the two remaining quota share treaties, we ceded 45% of our general property policies and 66% of our energy-related property policies. As of June 30, 2006, we had estimated gross losses related to Hurricane Katrina of $554 million. Losses ceded related to Hurricane Katrina were $135 million under the property catastrophe reinsurance protection and approximately $149 million under the property quota share treaties. During the six months ended June 30, 2006, approximately $29.0 million of net favorable reserve development relating to net premiums earned in prior periods was recognized as a result of lower than expected loss emergence realized to date.

The following table shows the components of the decrease of net losses and loss expenses of $76.9 million for the six months ended June 30, 2006 from the six months ended June 30, 2005.

	Six Months Ended June 30,		Dollar
	2006	2005	Change
	($ in millions)

Net losses paid	$257.6	$191.0	$66.6
Net change in reported case reserves	(26.6)	89.0	(115.6)
Net change in IBNR	154.8	182.7	(27.9)

Net losses and loss expenses	$385.8	$462.7	$(76.9)

Net losses paid have increased $66.6 million, or 34.9%, to $257.6 million for the six months ended June 30, 2006 primarily due to claim payments made in relation to the 2004 and 2005 windstorms. During the six months ended June 30, 2006, $152.4 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms compared to $64.5 million during the six months ended June 30, 2005. Net paid losses for the six months ended June 30, 2006 included approximately $33.6 million recovered from our property catastrophe reinsurance protection as a result of losses paid due to Hurricanes Katrina and Rita. This increase was partially offset by a reduction in non-catastrophe related claims payments made on our property business of $32.1 million.

The decrease in case reserves during the period ended June 30, 2006 was primarily due to the increase in net losses paid reducing the case reserves established. The maturation of our catastrophe case reserves also contributed to the reduction in reported case reserves. The net change in reported case reserves for the six months ended June 30, 2006 included a $36.3 million reduction relating to the 2004 and 2005 windstorms compared to an increase in case reserves of $34.5 million for 2004 windstorms and Windstorm Erwin during the six months ended June 30, 2005.

The net change in IBNR for the six months ended June 30, 2006 was lower than that for the six months ended June 30, 2005 due to approximately $29.0 million of net favorable reserve development relating to prior years, resulting from lower than expected loss emergence. During the six months ended June 30, 2006, net reserves relating to casualty lines were favorably adjusted by approximately $16.2 million due to benign development on 2002 and 2003 accident year business written in both Bermuda and Europe, although this was partially offset by some unfavorable development on certain claims relating to casualty business written in the United States. Net reserves for our property segment were reduced by approximately $8.4 million. The reduction was primarily due to loss development on our general property business for the 2004 and 2005 accident years, excluding the 2004 and 2005 windstorms, trending more favorably than anticipated. Partially offsetting this was an increase in reserves related to our energy business, which has seen increased claims costs as a result of rising commodity prices. In addition, net favorable reserve development of approximately $4.4 million was recognized in our reinsurance segment during the six months ended June 30, 2006, as loss activity on our property reinsurance book for the 2003 accident year developed at a lower than expected rate. Comparatively, in the six months ended June 30, 2005, the net change in IBNR included amounts related to Windstorm Erwin as well as net development on the 2004 windstorms.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months
	Ended June 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$2,689.1	$1,777.9
Incurred related to:
Current period non-catastrophe	414.8	443.6
Current period property catastrophe	—	13.4
Prior period non-catastrophe	(29.0)	—
Prior period property catastrophe	—	5.7

Total incurred	$385.8	$462.7
Paid related to:
Current period non-catastrophe	7.1	13.9
Current period property catastrophe	—	2.5
Prior period non-catastrophe	98.1	112.6
Prior period property catastrophe	152.4	62.0

Total paid	$257.6	$191.0
Foreign exchange revaluation	1.0	(2.8)

Net reserve for losses and loss expenses, June 30	2,818.3	2,046.8
Losses and loss expenses recoverable	641.4	292.7

Reserve for losses and loss expenses, June 30	$3,459.7	$2,339.5

Acquisition Costs

Acquisition costs were $69.1 million for the six months ended June 30, 2006 compared to $74.0 million for the six months ended June 30, 2005. Acquisition costs as a percentage of net premiums earned were 11.2% for the six months ended June 30, 2006 compared to 11.3% for the same period in 2005. Ceding commissions, which are deducted from gross acquisition costs, were comparable between the six months ended June 30, 2006 and the six months ended June 30, 2005. Although our ceding commission rates declined on a written basis during the six months ended June 30, 2006 compared to the same period in 2005, we benefited from continued earning of higher ceding commissions on business written during the prior year. We expect ceding commissions to decline through the remainder of 2006 since the commission rates on our property treaties declined on renewal.

Pursuant to our agreement with IPCUSL, we paid an agency commission of 6.5% of gross premiums written by IPCUSL on our behalf plus original commissions. Total acquisition costs incurred by us related to this agreement for the six months ended June 30, 2006 and 2005 were $4.1 million and $5.5 million, respectively.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 1.7%, for the six months ended June 30, 2006 compared to the same period in 2005. The increase was primarily the result of three factors: (1) increased stock based compensation costs, (2) an accrual for additional compensation to be paid to our Bermuda employees who are U.S. citizens and (3) increased costs associated with our Chicago and San Francisco offices that opened in the fourth quarter of 2005. Stock based compensation charges increased primarily as the result of a $2.8 million one-time charge incurred to adjust the value of our outstanding warrants and RSUs based on a change in fair value. Further contributing to the increase were expenses related to the adoption of a long-term incentive plan. We have also accrued additional compensation expense for our Bermuda-based U.S. citizen employees in light of recent changes in U.S. tax legislation. Offsetting these increases was a $2.0 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006. Starting in 2006, cost-plus and flat fee arrangements replaced the fees previously paid under our administrative services agreements with AIG subsidiaries, which were based on gross premiums written. The salary and infrastructure costs related to those services expensed in the six months ended June 30, 2006 were approximately $4.6 million less than the cost of the administrative services fees based on gross premiums written in the six months ended June 30, 2005. We do not expect this trend to continue because we anticipate adding staff and resources through the remainder of 2006. We also expect information technology costs to increase during the year as we continue to put our own infrastructure in place. Our general and administrative expense ratio was 7.6% for the six months ended June 30, 2006, which was higher than the 7.0% for the six months ended June 30, 2005 due primarily to the increase in stock based compensation expenses.

Our expense ratio increased to 18.8% for the six months ended June 30, 2006 from 18.3% for the six months ended June 30, 2005 as the result of our higher general and administrative expense ratio.

Interest Expense

Interest expense related to our $500.0 million term loan increased $8.9 million, or 193.5%, to $13.5 million for the six months ended June 30, 2006 from $4.6 million for the six months ended June 30, 2005. The loan incepted on March 30, 2005; both the timing of the funding late in the first quarter of 2005 as well as the rise in the average applicable LIBOR rate by approximately 195 basis points contributed to the increase in interest expense.

One half of the net proceeds from our IPO was used to repay a portion of the term loan and the remainder was repaid with proceeds from the exercise by the underwriters of their over-allotment option and our July 21, 2006 senior notes offering. On July 21, 2006, we issued $500.0 million aggregate principal value of senior notes that bear interest at an annual rate of 7.50%. As a result, further increases in interest expense are expected in future periods.

Net Income

As a result of the above, net income for the six months ended June 30, 2006 was $200.5 million compared to net income of $135.9 million for the six months ended June 30, 2005. The increase was primarily the result of an increase in net investment income, combined with net favorable reserve development on prior accident years and a lack of catastrophe activity in the current period. Net income for the six months ended June 30, 2006 included a net foreign exchange loss of $0.1 million and income tax expense of $0.4 million. Net income for the six months ended June 30, 2005 included a net foreign exchange loss of $0.5 million and income tax expense of $3.7 million.

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

Property Segment.  Our property segment includes the insurance of physical property and business interruption coverage for commercial property and energy-related risks. We write solely commercial coverages and focus on the insurance of primary risk layers. This means that we are typically part of the first group of insurers that cover a loss up to a specified limit.

Casualty Segment.  Our direct casualty underwriters provide a variety of specialty insurance casualty products to large and complex organizations around the world. Our casualty segment specializes in insurance products providing coverage for general and product liability, professional liability and healthcare liability risks. We focus primarily on insurance of excess layers, where we insure the second and/or subsequent layers of a policy above the primary layer.

Reinsurance Segment.  Our reinsurance segment includes the reinsurance of property, general casualty, professional lines, specialty lines and catastrophe coverages written by other insurance companies. We believe we have developed a reputation for skilled underwriting in several niche reinsurance markets including professional lines, specialty casualty, property for U.S. regional insurers, and accident and health. We presently write reinsurance on both a treaty and a facultative basis.

Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written.

Property Segment

The following table summarizes the underwriting results and associated ratios for the property segment for the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	($ in millions)

Revenues
Gross premiums written	$166.9	$127.4	$286.7	$231.4
Net premiums written	44.8	41.4	112.0	98.0
Net premiums earned	46.0	63.8	95.0	138.5
Expenses
Net losses and loss expenses	$24.7	$42.3	$58.0	$92.7
Acquisition costs	(0.8)	4.1	(2.3)	9.5
General and administrative expenses	6.9	5.0	12.0	9.3
Underwriting income	15.2	12.4	27.3	27.0
Ratios
Loss and loss expense ratio	53.8%	66.3%	61.1%	66.9%
Acquisition cost ratio	(1.7)	6.5	(2.4)	6.9
General and administrative expense ratio	14.9	7.8	12.6	6.7
Expense ratio	13.2	14.3	10.2	13.6
Combined ratio	67.0	80.6	71.3	80.5

Comparison of Three Months Ended June 30, 2006 and 2005

Premiums.  Gross premiums written were $166.9 million for the three months ended June 30, 2006 compared to $127.4 million for the three months ended June 30, 2005, an increase of $39.5 million, or 31.0%. The increase in gross premiums written was primarily due to significant market rate increases on certain catastrophe exposed North American general property business resulting from record industry losses following the hurricanes that occurred in the second half of 2005. We also had an increase in the amount of business written due to increased opportunities in the property insurance market. Further contributing to the rise in gross premiums written was an increase in gross premiums written by our U.S. offices. During the second half of 2005, we added staff members to our New York and Boston offices and opened offices in Chicago and San Francisco in order to expand our U.S. property distribution platform. Gross premiums written by our underwriters in these offices were $21.4 million for the period compared to $1.7 million for the three months ended June 30, 2005. We expect continued growth in our property business for the remainder of 2006 through these newly formed offices. Offsetting these increases was an approximate $11.0 million reduction in gross premiums written as the result of the non-renewal of a fronted program, whereby we ceded 100% of the gross premiums written.

Net premiums written increased by $3.4 million, or 8.2%, a lower rate than that of gross premiums written. This was primarily the result of an increase in the cost of our property catastrophe reinsurance protection as a result of market rate increases following the hurricanes in 2004 and 2005, as well as internal changes in the structure of the program. Premiums ceded relating to this protection increased by approximately $28.3 million for the three months ended June 30, 2006 compared to the same period in 2005. Net premiums earned declined by $17.8 million, or 27.9%, primarily due to the loss of earned premiums resulting from the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG that contributed approximately $25.7 million in net premiums earned, exclusive of the cost of property catastrophe reinsurance protection, during the three months ended June 30, 2005 compared to approximately $0.4 in the current period. In addition, the increase in the cost of our property catastrophe reinsurance protection described above resulted in a decrease in net premiums earned of approximately $4.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. We anticipate that the cost of this protection for the remainder of 2006 will be approximately $21 million on an earned basis for the property segment. These decreases were partially offset by increased earnings as a result of the rate increases and new opportunities previously described, as well as increased earnings generated by gross premiums written in our U.S. offices. In the three months ended June 30, 2006, net premiums earned of approximately $2.7 million related to premiums written in our U.S. offices compared to approximately $0.2 million in the three months ended June 30, 2005.

Net losses and loss expenses.  Net losses and loss expenses decreased by 41.6% to $24.7 million for the three months ended June 30, 2006 from $42.3 million for the three months ended June 30, 2005, consistent with the decrease in net premiums earned combined with net favorable development on reserves for losses and loss expenses relating to prior periods. During the three-month period ended June 30, 2006, approximately $8.4 million in net favorable development was recognized primarily due to low loss emergence on the 2004 and 2005 accident year general property business, exclusive of the 2004 and 2005 windstorms. This was partially offset by some unfavorable development on our 2005 accident year energy business, where we have seen loss expense increases as a result of rising commodity prices. No prior period development was recognized in the three months ended June 30, 2005. The loss and loss expense ratio for the three months ended June 30, 2006 was 53.8% compared to 66.3% for the three months ended June 30, 2005. The net favorable development reduced the loss and loss expense ratio by approximately 15.4 percentage points. This was offset partially by an increase in the loss and loss expense ratio due to the lower net premiums earned as a result of the increased cost of catastrophe reinsurance protection. Net paid losses for the three months ended June 30, 2006 and 2005 were $68.0 million and $66.3 million, respectively. Net paid losses for the three months ended June 30, 2006 included $9.8 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended June 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, April 1	$525.3	$390.9
Incurred related to:
Current period non-catastrophe	33.1	42.3
Current period property catastrophe	—	—
Prior period non-catastrophe	(8.4)	—
Prior period property catastrophe	—	—

Total incurred	$24.7	$42.3
Paid related to:
Current period non-catastrophe	3.0	9.4
Current period property catastrophe	—	—
Prior period non-catastrophe	26.2	32.1
Prior period property catastrophe	38.8	24.8

Total paid	$68.0	$66.3
Foreign exchange revaluation	0.8	(2.1)

Net reserve for losses and loss expenses, June 30	482.8	364.8
Losses and loss expenses recoverable	437.0	190.2

Reserve for losses and loss expenses, June 30	$919.8	$555.0

As a result of our 2005 hurricane losses and the recoverables due to us from reinsurers that participated in our property treaties and property catastrophe reinsurance contract, our losses and loss expenses recoverable balance increased significantly in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Acquisition costs.  Acquisition costs decreased to negative $0.8 million for the three months ended June 30, 2006 from $4.1 million for the three months ended June 30, 2005. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased to negative 1.7% for the three months ended June 30, 2006 from 6.5% for the same period in 2005 primarily as a result of structural changes in our U.S. distribution platform. Historically, our U.S. business was generated via surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Under these agreements, we paid additional commissions to the program administrators and cedent equal to 7.5% of the gross premiums written. These agreements were cancelled and the related gross premiums written were substantially earned by December 31, 2005. Gross premiums written from U.S. offices are now underwritten by our own staff and, as a result, we do not incur the 7.5% override commission historically paid to subsidiaries of AIG. In addition, we now cede a portion of our U.S. business on a quota share basis under our property treaties. The ceding commissions on these treaties have helped to further reduce acquisition costs on our U.S. business. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the rates will vary from renewal period to renewal period. If the amount of ceding commissions earned exceeds the brokerage fees and commissions incurred, the overall acquisition costs will be negative. The ceding commission rate on our energy treaty was reduced when it renewed on June 1, 2006 and the quota share percentage ceded was reduced by 7.5 percentage points. The ceding commission rate on our general property treaty was also reduced effective October 1, 2005. Accordingly, we expect our ceding commissions from reinsurers to decrease for the remainder of 2006.

General and administrative expenses.  General and administrative expenses increased to $6.9 million for the three months ended June 30, 2006 from $5.0 million for the three months ended June 30, 2005. The increase in general and administrative expenses was attributable to both additional staff and administrative expenses incurred in conjunction with the continued expansion of our U.S. property distribution platform and increases in stock based compensation expenses related to the one-time adjustment of our outstanding warrants and RSUs and the adoption of a long-term incentive plan. The cost of salaries and employee welfare expenses also increased for existing staff. The increase in the general and administrative expense ratio from 7.8% for the three months ended June 30, 2005 to 14.9% for the same period in 2006 was the result of the reduction in net premiums earned, as previously discussed, as well as start-up costs in the United States rising at a faster rate than net premiums earned and increased stock compensation expense.

Comparison of Six Months Ended June 30, 2006 and 2005

Premiums.  Gross premiums written were $286.7 million for the six months ended June 30, 2006 compared to $231.4 million for the six months ended June 30, 2005, an increase of $55.3 million, or 23.9%. The increase in gross premiums written was primarily due to significant market rate increases on certain catastrophe exposed North American general property business, resulting from record industry losses following the hurricanes that occurred in the second half of 2005. We also had an increase in the amount of business written due to increased opportunities in the property insurance market. In addition to this increase, gross premiums written also rose in the current period due to continued expansion of our U.S distribution platform. During the second half of 2005, we added staff members to our New York and Boston offices and opened offices in Chicago and San Francisco. Gross premiums written by our underwriters in these offices were $26.7 million for the period compared to $1.7 million for the six months ended June 30, 2005. We expect continued growth in our property business for the remainder of 2006 through these newly formed offices. Offsetting these increases was a reduction in gross premiums written resulting from the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Gross premiums written under these agreements in the six months ended June 30, 2006 were $0.1 million compared to $12.3 million written in the six months ended June 30, 2005. Gross premiums written also declined by approximately $11.0 million due to the non-renewal of a fronted program whereby we ceded 100% of the gross premiums written.

Net premiums written increased by $14.0 million, or 14.3%, a smaller increase than that of gross premiums written primarily as the result of an increase in the cost of our property catastrophe reinsurance protection. Premiums ceded in relation to this protection for the property segment were $40.5 million in the six months ended June 30, 2006, which was a $26.7 million increase over the same period in the prior year. The increase in cost was primarily due to market rate increases resulting from the 2004 and 2005 hurricanes, as well as internal changes in the structure of the program. Offsetting this increase in premiums ceded was a reduction in the premiums ceded to our general property treaty. Effective October 1, 2005, the quota share percentage on this treaty declined from 45% to 35%. Effective April 1, 2006, the quota share percentage on this treaty returned to 45%. Net premiums earned decreased by $43.5 million, or 31.4%, primarily due to the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Net premiums earned for the six months ended June 30, 2005 included approximately $63.5 million related to the AIG agreements, exclusive of the cost of property catastrophe reinsurance protection. The corresponding net premiums earned for the six-month period ended June 30, 2006 were approximately $1.0 million. This decline was partially offset by increased net premiums earned resulting from the higher gross premiums written relating to North American general property accounts outlined above and increased net premiums earned on business written via our U.S. distribution platform.

Net losses and loss expenses.  Net losses and loss expenses decreased by 37.4% to $58.0 million for the six months ended June 30, 2006 from $92.7 million for the six months ended June 30, 2005. The net losses and loss expenses for the six months ended June 30, 2006 included $8.4 million in net favorable development relating to prior years, partially offset by $2.5 million in unfavorable development relating to the 2005 windstorms. In comparison, no adjustments relating to development on the reserves of prior years were included in net losses and loss expenses for the six months ended June 30, 2005. This net favorable development was the primary contributing factor to a 5.8 percentage point reduction in the property segment’s loss and loss expense ratio. Net paid losses for the six months ended June 30, 2006 and 2005 were $119.9 million and $129.3 million, respectively. Net paid losses for the six months ended June 30, 2006 included $19.9 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months
	Ended June 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$543.7	$404.2
Incurred related to:
Current period non-catastrophe	63.9	92.7
Current period property catastrophe	—	—
Prior period non-catastrophe	(8.4)	—
Prior period property catastrophe	2.5	—

Total incurred	$58.0	$92.7
Paid related to:
Current period non-catastrophe	3.0	10.2
Current period property catastrophe	—	—
Prior period non-catastrophe	55.7	80.6
Prior period property catastrophe	61.2	38.5

Total paid	$119.9	$129.3
Foreign exchange revaluation	1.0	(2.8)

Net reserve for losses and loss expenses, June 30	482.8	364.8
Losses and loss expenses recoverable	437.0	190.2

Reserve for losses and loss expenses, June 30	$919.8	$555.0

As a result of our 2005 hurricane losses and the recoverables due to us from reinsurers that participated in our property treaties and property catastrophe reinsurance contract, our losses and loss expenses recoverable balance increased significantly in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Acquisition costs.  Acquisition costs decreased to negative $2.3 million for the six months ended June 30, 2006 from $9.5 million for the six months ended June 30, 2005. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased to negative 2.4% for the six months ended June 30, 2006 from 6.9% for the same period in 2005 primarily as a result of structural changes in our U.S. distribution platform. Historically, our U.S. business was generated via surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Under these agreements, we paid additional commissions to the program administrators and cedent equal to 7.5% of the gross premiums written. These agreements were cancelled and the related gross premiums written were substantially earned by December 31, 2005. Gross premiums written from our U.S. offices are now underwritten by our own staff and, as a result, we do not incur the 7.5% override commission historically paid to subsidiaries of AIG. In addition, we now cede a portion of our U.S. business on a quota share basis under our property treaties. These cessions generate ceding commissions and have helped to further reduce acquisition costs on our U.S. business.

General and administrative expenses.  General and administrative expenses increased to $12.0 million for the six months ended June 30, 2006 from $9.3 million for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily attributable to increased stock compensation expenses due to changes in the fair value of our warrants and RSUs and the adoption of a long-term incentive plan, as well as additional staff and administrative expenses incurred in conjunction with the expansion of our U.S. property distribution platform. The cost of salaries and employee welfare also increased for existing staff. The increase in the general and administrative expense ratio from 6.7% for the six months ended June 30, 2005 to 12.6% for the same period in 2006 was the result of the reduction in net premiums earned, as described above, combined with start-up costs in the United States rising at a faster rate than net premiums earned.

Casualty Segment

The following table summarizes the underwriting results and associated ratios for the casualty segment for the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	($ in millions)

Revenues
Gross premiums written	$200.0	$183.6	$330.5	$325.2
Net premiums written	172.7	160.6	286.9	285.3
Net premiums earned	133.3	149.9	265.3	301.3
Expenses
Net losses and loss expenses	$82.4	$109.8	$180.0	$220.7
Acquisition costs	7.0	7.8	16.3	16.9
General and administrative expenses	13.1	11.7	23.0	20.4
Underwriting income	30.8	20.6	46.0	43.3
Ratios
Loss and loss expense ratio	61.8%	73.2%	67.9%	73.2%
Acquisition cost ratio	5.2	5.2	6.1	5.6
General and administrative expense ratio	9.9	7.8	8.7	6.8
Expense ratio	15.1	13.0	14.8	12.4
Combined ratio	76.9	86.2	82.7	85.6

Comparison of Three Months Ended June 30, 2006 and 2005

Premiums.  Gross premiums written increased $16.4 million, or 8.9%, for the three months ended June 30, 2006 compared to the same period in 2005. This increase was primarily the result of an increase in the amount of business written through our U.S. offices as a result of continued expansion of our New York and Boston underwriting capabilities, combined with gross premiums written by our new offices in Chicago and San Francisco, which opened in the fourth quarter of 2005. During the three-month period ended June 30, 2006, gross premiums written in our four U.S. offices totaled approximately $34.7 million compared to $23.9 million in the prior period.

Net premiums written increased consistently with the increase in gross premiums written. The $16.6 million, or 11.1%, decline in net premiums earned was the result of the decline in gross premiums written during 2005, which were earned during the current period. The decrease in 2005 gross premiums written resulted from the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG.

Net losses and loss expenses.  Net losses and loss expenses decreased to $82.4 million for the three months ended June 30, 2006 from $109.8 million for the three months ended June 30, 2005 due both to the reduction in net premiums earned as well as net favorable reserve development recognized. During the three months ended June 30, 2006, net favorable development of approximately $16.2 million was recognized primarily in light of low loss emergence on the 2002 and 2003 accident year business written in both Bermuda and Europe. This favorable development was offset partially by some unfavorable development on certain claims relating to the U.S. casualty business. This net development resulted in a 12.1 percentage point decrease in the loss and loss expense ratio for the three-month period ended June 30, 2006. As a result, the casualty loss and loss expense ratio declined from 73.2% for the three-month period ended June 30, 2005 to 61.8% for the three-month period ended June 30, 2006. Net paid losses for the three months ended June 30, 2006 and 2005 were $5.5 million and $3.5 million, respectively.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended June 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, April 1	$1,480.3	$1,117.6
Incurred related to:
Current period non-catastrophe	98.6	109.8
Current period catastrophe	—	—
Prior period non-catastrophe	(16.2)	—
Prior period catastrophe	—	—

Total incurred	$82.4	$109.8
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	5.5	3.5
Prior period catastrophe	—	—

Total paid	$5.5	$3.5
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,557.2	1,223.9
Losses and loss expenses recoverable	155.1	101.0

Reserve for losses and loss expenses, June 30	$1,712.3	$1,324.9

Acquisition costs.  Acquisition costs decreased $0.8 million, or 10.3%, to $7.0 million for the three months ended June 30, 2006 from $7.8 million for the three months ended June 30, 2005. The decrease was directly related to the reduction in net premiums earned and, as a result, the acquisition cost ratio was stable at 5.2% for both the three months ended June 30, 2006 and 2005.

General and administrative expenses.  General and administrative expenses increased from $11.7 million to $13.1 million for the three months ended June 30, 2005 and 2006, respectively. The 2.1 percentage point increase in the general and administrative expense ratio from 7.8% for the three months ended June 30, 2005 to 9.9% for the same period in 2006 was primarily a function of rising levels of general and administrative costs due to increased stock based compensation expenses while net premiums earned declined, as described above.

Comparison of Six Months Ended June 30, 2006 and 2005

Premiums.  Gross premiums written increased $5.3 million, or 1.6%, for the six months ended June 30, 2006 compared to the same period in 2005. This increase was primarily the result of an increase in the amount of business written through our U.S. offices. During the six-month period ended June 30, 2006, gross premiums written in these offices totaled approximately $50.7 million compared to $39.0 million in the prior period. Offsetting this increase was an $8.8 million reduction in gross written premium as a result of the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG.

Net premiums written increased in line with the increase in gross premiums written. The $36.0 million, or 11.9%, decline in net premiums earned was the result of the decline in gross premiums written during 2005 as a result of the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. These reduced premiums continued to be earned during the current period.

Net losses and loss expenses.  Net losses and loss expenses decreased $40.7 million, or 18.4%, to $180.0 million for the six months ended June 30, 2006 from $220.7 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, approximately $16.2 million in net favorable reserve development relating to prior periods was recorded, primarily due to favorable loss emergence on the 2002 and 2003 accident years. As a result, the casualty loss and loss expense ratio declined 5.3 percentage points, from 73.2% to 67.9%. Net paid losses for the six months ended June 30, 2006 and 2005 were $41.9 million and $16.4 million, respectively. Net paid losses for the six months ended June 30, 2006 included $25 million for a general liability loss that occurred during Hurricane Katrina.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months
	Ended June 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$1,419.1	$1,019.6
Incurred related to:
Current period non-catastrophe	196.2	220.7
Current period catastrophe	—	—
Prior period non-catastrophe	(16.2)	—
Prior period catastrophe	—	—

Total incurred	$180.0	$220.7
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	16.9	16.4
Prior period catastrophe	25.0	—

Total paid	$41.9	$16.4
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,557.2	1,223.9
Losses and loss expenses recoverable	155.1	101.0

Reserve for losses and loss expenses, June 30	$1,712.3	$1,324.9

Acquisition costs.  Acquisition costs were $16.3 million for the six months ended June 30, 2006 compared to $16.9 million for the six months ended June 30, 2005. The acquisition cost ratio increased from 5.6% for the six months ended June 30, 2005 to 6.1% for the same period in 2006. The increase was primarily the result of an increase in brokerage fees and commissions on premiums earned.

General and administrative expenses.  General and administrative expenses increased to $23.0 million for the six months ended June 30, 2006 from $20.4 million for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily attributable to salary and employee welfare and stock based compensation increases, as well as costs associated with additional staff and infrastructure associated with the expansion of our U.S distribution platform. The increase in the general and administrative expense ratio from 6.8% for the six months ended June 30, 2005 to 8.7% for the same period in 2006 was the result of the reduction in net premiums earned, described above, combined with higher compensation expense and start-up costs in the United States rising at a faster rate than net premiums earned.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)

Revenues
Gross premiums written	$151.5	$130.6	$399.3	$390.4
Net premiums written	152.9	118.0	399.0	375.4
Net premiums earned	126.2	118.4	254.1	216.4
Expenses
Net losses and loss expenses	$72.7	$72.2	$147.7	$149.3
Acquisition costs	26.5	25.6	55.1	47.5
General and administrative expenses	6.3	8.3	11.7	16.2
Underwriting income (loss)	20.7	12.3	39.6	3.4
Ratios
Loss and loss expense ratio	57.6%	61.0%	58.1%	69.0%
Acquisition cost ratio	21.0	21.6	21.7	22.0
General and administrative expense ratio	5.0	7.0	4.6	7.5
Expense ratio	26.0	28.6	26.3	29.5
Combined ratio	83.6	89.6	84.4	98.5

Comparison of Three Months Ended June 30, 2006 and 2005

Premiums.  Gross premiums written were $151.5 million for the three months ended June 30, 2006 compared to $130.6 million for the three months ended June 30, 2005, an increase of $20.9 million, or 16.0%. Gross premiums written increased by approximately $41.9 million as a result of extensions of treaty renewal dates into the second quarter of 2006. Offsetting this increase was a decline of approximately $38.2 million resulting from treaties that were not renewed, including one treaty totaling $27.3 million. We added approximately $14.4 million in gross premiums written related to new business during the three months ended June 30, 2006. The remaining increase in gross premiums written resulted primarily from revisions to premium estimates on prior period business as well as changes in treaty participation and rates.

Net premiums written increased by $34.9 million, or 29.6%. The increase in net premiums written exceeded that of gross premiums written primarily due to changes in the internal structure of our property catastrophe reinsurance protection. As a result of this change, ceded premium decreased approximately $9.2 million in the three months ended June 30, 2006 compared to the prior period. The remainder of the decrease is attributable to a reduction in premiums ceded on our accident and health business. Net premiums earned increased $7.8 million, or 6.6%. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months. Property catastrophe premiums earn ratably over the term of the reinsurance contract.

Net losses and loss expenses.  Net losses and loss expenses increased to $72.7 million for the three months ended June 30, 2006 from $72.2 million for the three months ended June 30, 2005. The loss and loss expense ratio for the three months ended June 30, 2006 decreased 3.4 percentage points from the three-month period ended June 30, 2005, primarily due to favorable reserve development in the current period. During the three months ended June 30, 2006, favorable development of $4.4 million was recognized on property reinsurance business due to low loss emergence for the 2003 accident year; in comparison, no development of prior year reserves was noted in the three-month period ended June 30, 2005. Net paid losses were $45.7 million for the three months ended June 30, 2006 compared to $24.7 million for the three months ended June 30, 2005. The increase primarily related to losses paid as a result of the 2005 windstorms. Net paid losses for the three months ended June 30, 2006 included $6.6 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three-month periods ended June 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended June 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, April 1	$751.3	$410.6
Incurred related to:
Current period non-catastrophe	77.1	72.2
Current period property catastrophe	—	—
Prior period non-catastrophe	(4.4)	—
Prior period property catastrophe	—	—

Total incurred	$72.7	$72.2
Paid related to:
Current period non-catastrophe	3.2	3.2
Current period property catastrophe	—	2.3
Prior period non-catastrophe	14.3	6.9
Prior period property catastrophe	28.2	12.3

Total paid	$45.7	$24.7
Foreign exchange revaluation	—	—
Net reserve for losses and loss expenses, June 30	778.3	458.1
Losses and loss expenses recoverable	49.3	1.5

Reserve for losses and loss expenses, June 30	$827.6	$459.6

Acquisition costs.  Acquisition costs increased $0.9 million to $26.5 million for the three months ended June 30, 2006 from $25.6 million for the three months ended June 30, 2005 primarily as a result of the increase in net premiums earned. The acquisition cost ratio of 21.0% for the three-month period ended June 30, 2006 was consistent with the 21.6% acquisition cost ratio for the three-month period ended June 30, 2005.

General and administrative expenses.  General and administrative expenses decreased to $6.3 million for the three months ended June 30, 2006 from $8.3 million for the three months ended June 30, 2005. The decrease in general and administrative expenses was primarily a result of changes in the cost structure for our administrative functions. General and administrative expenses included fees paid to subsidiaries of AIG in return for the provision of various administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative agreements with AIG subsidiaries were amended and now contain both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. Prior to January 1, 2006, fees paid to subsidiaries of AIG were allocated to the reinsurance segment based on the segment’s proportionate share of gross premiums written; the reinsurance segment constituted 29.6% of consolidated gross premiums written for the three months ended June 30, 2005 and, therefore, was allocated a significant portion of the fees paid to AIG. As a result of the change in the cost structure related to our administrative functions, these expenses are now relatively fixed in nature, and do not vary according to the level of gross premiums written. This has resulted in a decreased allocation of expenses to the reinsurance segment. Partially offsetting this decrease were increased stock based compensation expenses as a result of the change in the fair value of our warrants and RSUs, as well as the adoption of a long-term incentive plan.

Comparison of Six Months Ended June 30, 2006 and 2005

Premiums.  Gross premiums written were $399.3 million for the six months ended June 30, 2006 compared to $390.4 million for the six months ended June 30, 2005, an increase of $8.9 million, or 2.3%. The increase in gross premiums written was primarily due to favorable premium adjustments on prior year business and to new business written. Partially offsetting the increase was the non-renewal of one major treaty during the six months ended June 30, 2006 due to unfavorable changes in contract terms, which contributed approximately $27.3 million to gross premiums written in the prior period. In addition, we have reduced our exposure limits on business written under our underwriting agency agreement with IPCUSL, which has prompted a reduction in gross premiums written. IPCUSL wrote $43.3 million of property catastrophe business on our behalf in the six months ended June 30, 2006 compared to $55.1 million in the same period in 2005.

Net premiums written increased by $23.6 million, or 6.3%, a percentage which is higher than that for gross premiums written. The higher percentage was primarily a result of changes in the internal structure of our property catastrophe reinsurance protection. This resulted in a reduction of $8.3 million in ceded premium in the six-month period ended June 30, 2006 compared to the same period in 2005. The $37.7 million, or 17.4%, increase in net premiums earned was the result of a continued increase in net premiums written over the past two years. In addition, net favorable increases in premium estimates on business written in prior periods have contributed to increases in net premiums earned.

Net losses and loss expenses.  Net losses and loss expenses decreased to $147.7 million for the six months ended June 30, 2006 from $149.3 million for the six months ended June 30, 2005. The loss and loss expense ratio for the six months ended June 30, 2006 decreased 10.9 percentage points from the six-month period ended June 30, 2005. During the six months ended June 30, 2005, $13.4 million was incurred for estimated losses as a result of Windstorm Erwin and unfavorable development of $5.7 million was recognized in relation to 2004 windstorms. Comparatively, favorable reserve development of $2.5 million relating to the 2005 windstorms and an additional $4.4 million in non-catastrophe related favorable reserve development was recognized in the six-month period ended June 30, 2006. Net paid losses were $95.7 million for the six months ended June 30, 2006 compared to $45.3 million for the six months ended June 30, 2005. The increase primarily related to losses paid as a result of the 2005 windstorms. Net paid losses for the six months ended June 30, 2006 included $13.6 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months
	Ended June 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$726.3	$354.1
Incurred related to:
Current period non-catastrophe	154.6	130.2
Current period property catastrophe	—	13.4
Prior period non-catastrophe	(4.4)	—
Prior period property catastrophe	(2.5)	5.7

Total incurred	$147.7	$149.3
Paid related to:
Current period non-catastrophe	4.1	3.7
Current period property catastrophe	—	2.5
Prior period non-catastrophe	25.4	15.6
Prior period property catastrophe	66.2	23.5

Total paid	$95.7	$45.3
Foreign exchange revaluation	—	—
Net reserve for losses and loss expenses, June 30	778.3	458.1
Losses and loss expenses recoverable	49.3	1.5

Reserve for losses and loss expenses, June 30	$827.6	$459.6

Acquisition costs.  Acquisition costs increased $7.6 million to $55.1 million for the six months ended June 30, 2006 from $47.5 million for the six months ended June 30, 2005 primarily as a result of the increase in net premiums earned. The acquisition cost ratio of 21.7% for the six-month period ended June 30, 2006 was consistent with the 22.0% acquisition cost ratio for the six-month period ended June 30, 2005.

General and administrative expenses.  General and administrative expenses decreased to $11.7 million for the six months ended June 30, 2006 from $16.2 million for the six months ended June 30, 2005. The decrease in general and administrative expenses was primarily a result of changes in the cost structure for our administrative functions. General and administrative expenses included fees paid to subsidiaries of AIG in return for the provision of various administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative agreements with AIG subsidiaries were amended and now contain both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. Prior to January 1, 2006, fees paid to subsidiaries of AIG were allocated to the reinsurance segment based on the segment’s proportionate share of gross premiums written. The reinsurance segment constituted 41.2% of consolidated gross premiums written for the six months ended June 30, 2005 and, therefore, was allocated a significant portion of the fees paid to AIG. As a result of the change in the cost structure related to our administrative functions, these expenses are now relatively fixed in nature, and do not vary according to the level of gross premiums written. This has resulted in a decreased allocation of expenses to the reinsurance segment. Partially offsetting this reduction were increased stock based compensation charges as a result of a newly adopted long-term incentive plan and changes in the fair value of our warrants and RSUs.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses as of June 30, 2006 and December 31, 2005 were comprised of the following:

	Property		Casualty		Reinsurance		Total
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	($ in millions)

Case reserves	$644.8	$602.8	$61.2	$77.6	$229.9	$240.8	$935.9	$921.2
IBNR	275.0	456.0	1,651.1	1,470.1	597.7	558.1	2,523.8	2,484.2

Reserve for losses and loss expenses	919.8	1,058.8	1,712.3	1,547.7	827.6	798.9	3,459.7	3,405.4
Reinsurance recoverables	(437.0)	(515.1)	(155.1)	(128.6)	(49.3)	(72.6)	(641.4)	(716.3)

Net reserve for losses and loss expenses	$482.8	$543.7	$1,557.2	$1,419.1	$778.3	$726.3	$2,818.3	$2,689.1

We participate in certain lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims on these lines are necessarily a valid means for estimating ultimate liabilities. We use statistical and actuarial methods to estimate ultimate expected losses and loss expenses. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. Ultimate losses and loss expenses may differ from our reserves, possibly by material amounts.

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of June 30, 2006 and December 31, 2005:

	Reinsurance Recoverable
	As of	As of
	June 30,	Dec. 31,
	2006	2005
	($ in millions)

Ceded case reserves	$296.8	$256.4
Ceded IBNR reserves	344.6	459.9

Reinsurance recoverable	$641.4	$716.3

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. Approximately 94% of ceded case reserves as of June 30, 2006 were recoverable from reinsurers who had an A.M. Best rating of “A” or higher. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A−.”

Liquidity and Capital Resources

General

At June 30, 2006, our shareholders’ equity was $1.6 billion, a 10.2% increase compared to $1.4 billion at December 31, 2005. The increase was a result of net income for the six-month period ended June 30, 2006 of $200.5 million, offset by a net $57.6 million increase in net unrealized losses on investments, net of deferred taxes, recorded in equity. The increase in net unrealized losses on investments was primarily the result of the increase in prevailing interest rates.

Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies.

Restrictions and Specific Requirements

The jurisdictions in which our insurance subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

Holdings is a holding company, and it is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal, interest and dividend payments on its senior notes and common shares.

The payment of dividends from Holdings’ Bermuda domiciled subsidiaries is, under certain circumstances, limited under Bermuda law, which requires these Bermuda subsidiaries of Holdings to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company are subject to restrictions on statutory surplus pursuant to Delaware law and New Hampshire law, respectively. Both states require prior regulatory approval of any payment of extraordinary dividends. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on its cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares.

Holdings’ insurance subsidiary in Bermuda, Allied World Assurance Company, Ltd, is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company.

At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of June 30, 2006, total trust account deposits were $718.4 million compared to $683.7 million at December 31, 2005. In addition, Allied World Assurance Company, Ltd has access to up to $900 million in letters of credit under secured letter of credit facilities with Citibank, N.A. and Barclays Bank, PLC. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of June 30, 2006 and December 31, 2005, there were outstanding letters of credit totaling $765.6 million and $740.7 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $897.3 million at June 30, 2006, compared to $852.1 million at December 31, 2005.

Security arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Both of our letter of credit facilities are fully collateralized by assets held in custodial accounts at Mellon Bank held for the benefit of Barclays Bank, PLC and Citibank, N.A. Although the investment income derived from our assets while held in trust accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.

In January 2005, we initiated a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend as we can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $669.8 million and $449.0 in securities on loan at June 30, 2006 and December 31, 2005, respectively, with collateral held against such loaned securities amounting to $681.7 million and $456.8 million, respectively.

We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities or by our securities lending program will not have a material impact on our ability to carry out our normal business activities, including interest and dividend payments on our senior notes and common shares.

Sources of Funds

Our sources of funds primarily consist of premium receipts net of commissions, investment income, our term loan and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, reinsurance purchased, general and administrative expenses and taxes, with the remainder made available to our investment manager for investment in accordance with our investment policy.

Cash flows from operations for the six months ended June 30, 2006 were $411.3 million compared to $378.3 million for the six months ended June 30, 2005. Although net loss payments made in the six months ended June 30, 2006 increased to approximately $257.6 million from $191.0 million for the six months ended June 30, 2005, the resulting reduction in cash flows from operations was largely offset by increased investment income received.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $360.0 million in net cash for investing activities during the six months ended June 30, 2006 compared to $289.2 million during the six months ended June 30, 2005.

Financing cash flows during the six months ended June 30, 2005 consisted of proceeds from borrowing $500 million through a term loan. This was offset by a distribution to our shareholders in the form of a one-time, special cash dividend equal to $499.8 million in the aggregate. No financing transactions were completed during the six months ended June 30, 2006.

On July 11, 2006, we sold 8,800,000 common shares in our IPO at a public offering price of $34.00 per share, raising aggregate net proceeds of approximately $274.0 million. On July 19, 2006, one half of these proceeds, or $137.0 million, was used to repay a portion of our bank loan, which was to mature on March 30, 2012. On July 19, 2006, the underwriters of our IPO exercised in full their over-allotment option and purchased an additional 1,320,000 common shares priced at $34.00 per share. Net proceeds from this issuance were approximately $41.8 million.

On July 21, 2006, we sold $500.0 million aggregate principal amount of senior notes. These notes bear interest at an annual rate of 7.50%, which is payable semi-annually on August 1 and February 1 of each year, with the first interest payment due on February 1, 2007. The senior notes will mature on August 1, 2016. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, we have no current intentions of redeeming the senior notes. On July 26, 2006,

$363.0 million of the net proceeds from the exercise of the over-allotment option and the senior notes offering were used to repay the remaining portion of our bank loan. The remaining net proceeds from our IPO and the exercise of the over-allotment option were contributed to Allied World Assurance Company, Ltd, our Bermuda subsidiary, in order to increase its working capital. A portion of the remaining net proceeds from our senior notes offering was contributed to Allied World Assurance Company, Ltd, with the rest of the proceeds from this offering to be utilized, along with our balance of cash, funds generated from underwriting activities, investment income and proceeds from sales and maturities of our investment portfolio, to meet our operational needs for liquidity and to make interest and dividend payments on our senior notes and common shares.

Over the next year, we currently expect to pay approximately $300 million in claims related to Hurricanes Katrina, Rita and Wilma and approximately $50 million in claims relating to 2004 hurricanes and typhoons. In 2006, we anticipate that annual expenditures of approximately $15 million will be required for our information technology infrastructure and systems enhancements and $18 million will be required for leasehold improvements and furniture and fixtures for newly rented premises in Bermuda, San Francisco and Chicago. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid high-grade fixed income securities. As of June 30, 2006, including a high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities compared to 98% as of December 31, 2005. As of June 30, 2006, net accumulated unrealized losses, net of income taxes, were $83.1 million reflecting the increase in interest rates from the end of 2004 through June 30, 2006. Net accumulated unrealized losses, net of income taxes, were $25.5 million as of December 31, 2005. The maturity distribution of our fixed income portfolio (on a market value basis) as of June 30, 2006 and December 31, 2005 was as follows:

	June 30,	December 31,
	2006	2005
	($ in millions)

Due in one year or less	$302.5	$381.5
Due after one year through five years	2,270.0	2,716.0
Due after five years through ten years	628.6	228.6
Due after ten years	105.7	2.1
Mortgage-backed	1,248.1	846.1
Asset-backed	253.5	216.2

Total	$4,808.4	$4,390.5

We do not believe that inflation has had a material effect on our consolidated results of operations. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The effects of inflation are considered implicitly in pricing. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the effects of inflation. The actual effects of inflation on our results cannot be accurately known, however, until claims are ultimately resolved.

Financial Strength Ratings

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business.

The following were our financial strength ratings as of August 10, 2006:

A.M. Best	A/stable
Moody’s	A2/stable
Standard & Poor’s	A−/stable

The following are our senior unsecured debt ratings as of August 10, 2006:

A.M. Best	bbb/stable
Moody’s	Baa1/stable
Standard & Poor’s	BBB/stable

Long-Term Debt

On March 30, 2005, we borrowed $500 million under a credit agreement, dated as of that date, by and among the company, Bank of America, N. A., as administrative agent, Wachovia Bank, National Association, as syndication agent, and a syndicate of other banks. The loan carried a floating rate of interest which may be based on the Federal Funds Rate, prime rate or LIBOR plus an applicable margin, and had a final maturity on March 30, 2012. The applicable margin was determined by our most recently announced A.M. Best financial strength rating: at A+ or better, the applicable margin was 0.50%; at A, 0.60%, and at A− or lower, 0.75%. Through June 30, 2006, the loan carried an average floating rate of 4.55%.

The credit agreement contained various covenants, including limitations on future indebtedness, future liens, fundamental changes and certain transactions with affiliates. In addition, the credit agreement also stipulated that we maintain (A) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1,145 million, plus (1) an amount equal to 50% of consolidated net income earned in each full fiscal quarter ending on or after March 31, 2005 (with no deduction for a net loss in any such fiscal quarter), plus (2) an amount equal to 50% of the aggregate net cash proceeds from equity issuances made after December 31, 2004, (B) a debt to total capital ratio of not greater than 0.35 to 1 and (C) a financial strength rating by A.M. Best of any material insurance subsidiary of A− or higher.

On April 21, 2005, we entered into certain interest rate swaps in order to fix the interest cost of the $500 million floating rate borrowing. The swaps were arranged in three tranches, corresponding to anticipated prepayments of the loan:

Term and Amount	Fixed Rate	Counterparty

2 years $100,000,000	3.98%	Bank of America
3 years $200,000,000	4.11%	Wachovia Bank
5 years $200,000,000	4.38%	Barclays Bank

In each case, we pay the fixed rate of interest and receive 90-day LIBOR. These swaps were terminated with an effective date of June 30, 2006, resulting in cash proceeds of approximately $5.9 million.

As of July 26, 2006, this debt was fully repaid using a portion of the net proceeds from both our IPO, the exercise of the over-allotment option and our senior notes offering, as described above.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.

The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 100 basis points would cause an aggregate decrease in the market value of our investment portfolio (excluding cash and cash equivalents) of approximately $148.2 million, or 2.9%, on our portfolio valued at approximately $5.1 billion at June 30, 2006, as set forth in the following table:

	Interest Rate Shift in Basis Points
	−100	−50	0	+50	+100
	($ in millions)

Total market value	$5,231.6	$5,151.1	$5,073.1	$4,997.7	$4,924.9
Market value change from base	158.5	78.0	0	(75.4)	(148.2)
Change in unrealized appreciation	158.5	78.0	0	(75.4)	(148.2)

As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. At June 30, 2006, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk.

As of June 30, 2006, we held $1,248.1 million, or 23.5%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time.

As of June 30, 2006, we have invested $200 million in four hedge funds, the market value of which was $234.2 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily Euro, British Sterling and the Canadian dollar. Assets in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates.

As of June 30, 2006, 1.7% of our aggregate invested assets were denominated in currencies other than the U.S. dollar compared to 1.7% as of December 31, 2005. Of our business written in the six months ended June 30, 2006, approximately 15% was written in currencies other than the U.S. dollar compared to approximately 17% for the six months ended June 30, 2005. Of our business written in the year ended December 31, 2005, approximately 15% was written in currencies other than the U.S. dollar. With the increasing exposure from our expansion in Europe, we developed a hedging strategy during 2004 in order to minimize the potential loss of value caused by currency fluctuations. Thus, a hedging program was implemented in the second quarter of 2004 using foreign currency forward contract derivatives that expire in 90 days.

Our foreign exchange losses for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005 are set forth in the chart below.

	Six Months		Year
	Ended		Ended
	June 30,		December 31
	2006	2005	2005
	($ in millions)

Realized exchange gains (losses)	$1.1	$(0.6)	$(0.2)
Unrealized exchange (losses) gains	(1.2)	0.1	(2.0)

Foreign exchange (losses)	$(0.1)	$(0.5)	$(2.2)

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our company’s disclosure controls and procedures were effective. We are a non-accelerated filer and will not be subject to the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our annual report on Form 10-K for the fiscal year 2007. As such, we are not required to disclose any material changes in our company’s internal control over financial reporting until we are subject to these requirements, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in Question 9 of the release captioned Frequently Asked Questions (revised October 6, 2004).

Note on Forward-Looking Statements

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that involve inherent risks and uncertainties. Statements that are not historical facts, including statements that use terms such as “believes,” “anticipates,” “intends” or “expects” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such forward-looking statements includes the following: (a) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (b) the effects of investigations into market practices, in particular insurance brokerage practices, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom; (c) the impact of acts of terrorism and acts of war; (d) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated; (e) increased competition due to an increase in capacity of property and casualty insurers or reinsurers; (f) the inability to obtain or maintain financial strength ratings by one or more of the company’s subsidiaries; (g) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (h) the company or one of its subsidiaries becoming subject to significant income taxes in the United States or elsewhere; (i) changes in regulations or tax laws applicable to the company, its subsidiaries, brokers or customers; (j) changes in the availability, cost or quality of reinsurance or retrocessional coverage; (k) loss of key personnel; (l) changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect the company’s investment portfolio; and (m) such other risk factors as may be discussed in our most recent documents on file with the SEC.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about November 8, 2005, we received a Civil Investigative Demand (“CID”) from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas, which relates to an investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of our business relationships with AIG and Chubb, and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. Specifically, the CID seeks information concerning our relationship with our investors, and in particular, AIG and Chubb, including their role in our business, sharing of business information and any agreements not to compete. The CID also seeks information regarding (i) contingent commission, placement service or other agreements that we may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by us in connection with the placement of insurance. We are cooperating in this ongoing investigation, and we have produced documents and other information in response to the CID. While the full scope and outcome of the investigation by the Attorney General of Texas cannot currently be predicted, based on our recent discussions with representatives of the Attorney General of Texas on May 26, 2006, the investigation is expected to proceed to litigation, enforcement proceedings or a voluntary settlement. This is likely to result in civil penalties, restitution to policyholders or other remedial efforts that would be adverse to us. In connection with the investigation and our review relating to certain insurance brokerage practices, our Chief Underwriting Officer was suspended indefinitely. The outcome of the investigation is also likely to form a basis for investigations, civil litigation or enforcement proceedings by other state regulators, by policyholders or by other private parties, or other voluntary settlements that could have material adverse effects on us. At this stage in this matter, we cannot estimate, for purposes of reserving or otherwise, the severity of an adverse result or settlement on our results of operations, financial condition, growth prospects and financial strength ratings but the impact could be material.

On April 4, 2006, a complaint was filed in U.S. District Court for the Northern District of Georgia (Atlanta Division) by a group of several corporations and certain of their related entities in an action entitled New Cingular Wireless Headquarters, LLC et al, as plaintiffs, against certain defendants, including Marsh & McLennan Companies, Inc., Marsh Inc. and Aon Corporation, in their capacities as insurance brokers, and 78 insurers, including our insurance subsidiary in Bermuda, Allied World Assurance Company, Ltd.

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. No specific amount of damages is claimed. The court has issued an order extending our (and all other defendants’)

time to respond to the complaint until 20 days after the Judicial Panel on Multidistrict Litigation rules on objections to a Conditional Transfer Order it entered that would have the effect of transferring the action to the U.S. District Court for the District of New Jersey, which ruling has not occurred yet. We plan to vigorously defend the action. Because this matter is in an early stage, we cannot estimate the possible range of loss, if any.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

Item 1A.	Risk Factors.

This item requires disclosure of any material changes to the risk factors previously disclosed in a registrant’s most recent annual report on Form 10-K. We became subject to SEC reporting requirements on July 11, 2006 and have not filed an annual report on Form 10-K with the SEC. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Registration Statement on Form S-1/A (File No. 333-132507), filed with the SEC on July 7, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On July 11, 2006, we sold 8,800,000 of our common shares, par value $0.03 per share, in our IPO. On July 19, 2006, we sold an additional 1,320,000 common shares in connection with the exercise in full by the underwriters of their over-allotment option. On July 17, 2006, we closed the IPO and on July 24, 2006, we closed on the exercise by the underwriters of their over-allotment option. In this section, we refer to our IPO and the exercise by the underwriters of their over-allotment option as the “Offering.” All of the 10,120,000 common shares in the Offering were newly issued shares sold by us. The Offering was effected pursuant to a registration statement on Form S-1 (File No. 333-132507) (the “Registration Statement”) that was declared effective by the SEC on July 11, 2006. Goldman, Sachs & Co. (“Goldman Sachs”) acted as the lead managing underwriter for the IPO and Thomas Weisel Partners LLC acted as the qualified independent underwriter.

The initial price of the Offering was $34.00 per share or approximately $344.1 million in the aggregate. Underwriting discounts and commissions were approximately $2.30 per share and approximately $23.2 million in the aggregate. No finder’s fees were paid. Other fees and expenses related to the Offering were approximately $5.0 million and total expenses were approximately $28.2 million. We received aggregate net proceeds of approximately $315.8 million from the Offering.

None of the underwriting discounts and commissions or Offering expenses were incurred or paid to our directors or officers or their associates. Underwriting discounts and commissions and other expenses were paid to Goldman Sachs, which is a wholly-owned subsidiary of the Goldman Sachs Group, Inc. (the “Goldman Sachs Group”). Based on information that we received from the Goldman Sachs Group or its affiliates, which was included in the Registration Statement, certain affiliates of the Goldman Sachs Group may be deemed to directly or indirectly beneficially own in the aggregate over 10% of our common shares after the Offering.

We used approximately $157.9 million of the net proceeds of the Offering to repay amounts outstanding under our bank loan with Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, as syndicate agent, and a syndicate of other banks. We contributed the remainder of the net proceeds to Allied World Assurance Company, Ltd, our Bermuda operating subsidiary, in order to increase its working capital.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 9, 2006, we held a special general meeting of our shareholders. Proxies and applicable powers of attorney were solicited by our management in connection with the special general meeting. The following matters were voted upon at the special general meeting with the voting results indicated.

(1) Proposal regarding approval of actions related to our IPO

Our shareholders voted to approve certain actions required to be taken in connection with our IPO, consisting of

•	approving an amendment to our bye-laws then in effect;

•	authorizing our company’s board of directors to effectuate a reverse stock split;

•	authorizing our company’s amended and restated bye-laws, which became effective upon the consummation of our IPO;

•	approving the termination of our former shareholders agreement upon the consummation of our IPO; and

•	approving the execution of a registration rights agreement with specified shareholders.

Votes For	Votes Against	Abstentions

25,229,199	0	175,440

(2) Proposal to amend and restate the Allied World Assurance Holdings, Ltd 2001 Employee Warrant Plan

Our shareholders voted to (i) amend and restate and rename the plan the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan, (ii) extend the term of the Stock Option Plan from November 21, 2011 to a date ten years from the date of approval of the amendment and restatement, (iii) require that any repricing of awards under the Plan be first approved by our shareholders and (iv) provide the compensation committee of our board of directors additional flexibility with respect to awards in certain corporate events and in connection with compliance with Section 409A.

Votes For	Votes Against	Abstentions

23,913,404	789,475	701,760

(3) Proposal to amend and restate the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan

Our shareholders voted to (i) amend and restate the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan to increase the number of common shares available for issuance by 1,000,000 (post the 1-for-3 reverse stock split effectuated on July 7, 2006), (ii) provide the compensation committee of our board of directors additional flexibility with respect to awards in certain corporate events and in connection with compliance with Section 409A and (iii) rename the plan the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan.

Votes For	Votes Against	Abstentions

23,650,244	964,915	789,480

(4) Proposal to change our company’s name

Our shareholders voted to change our company’s name from Allied World Assurance Holdings, Ltd to Allied World Assurance Company Holdings, Ltd.

Votes For	Votes Against	Abstentions

24,966,039	0	438,600

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibit
Number		Description

3	.2(1)	Amended and Restated Bye-laws
4	.1(2)	Indenture for Senior Debt Securities
4	.2(2)	First Supplemental Indenture for Senior Notes
4	.3(2)	Form of Note (Included as part of Exhibit 4.2)
10	.1(1)	Registration Rights Agreement by and among Allied World Assurance Company Holdings, Ltd and the shareholders named therein
10	.2(1)	Master Services Agreement, dated as of May 9, 2006, between Allied World Assurance Company, Ltd and AIG Technologies, Inc.
10	.3(1)	Guarantee, dated May 22, 2006, of Allied World Assurance Company, Ltd in favor of American International Group, Inc.
10	.4(1)	Summary of Terms of Property Excess Catastrophe Reinsurance Contract, dated May 1, 2006, among Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited, Allied World Assurance Company (U.S.) Inc., Newmarket Underwriters Insurance Company and Transatlantic Reinsurance Company, Inc. and the other reinsurers named party thereto
10	.5(1)†	Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan
10	.6(1)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan
10	.7(1)†	Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan
10	.8(1)†	Form of Option Grant Notice and Option Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan
10	.9(1)†	Allied World Assurance Holdings, Ltd Long-Term Incentive Plan
10	.10(1)†	Form of Participation Agreement under the Allied World Assurance Holdings, Ltd Long-Term Incentive Plan (renamed the Participation Agreement under the Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan)
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registration statement on Form S-1 of Allied World Assurance Company Holdings, Ltd (Registration No. 333-132507), which was declared effective by the SEC on July 11, 2006.

(2)	Incorporated by reference to the current report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 1, 2006.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

/s/  Scott A. Carmilani
Name: Scott A. Carmilani

Title:	President and Chief Executive Officer

Dated: August 14, 2006

/s/  Joan H. Dillard
Name:  Joan H. Dillard

Title:	Senior Vice President and Chief Financial Officer

Dated: August 14, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3	.2(1)	Amended and Restated Bye-laws
4	.1(2)	Indenture for Senior Debt Securities
4	.2(2)	First Supplemental Indenture for Senior Notes
4	.3(2)	Form of Note (Included as part of Exhibit 4.2)
10	.1(1)	Registration Rights Agreement by and among Allied World Assurance Company Holdings, Ltd and the shareholders named therein
10	.2(1)	Master Services Agreement, dated as of May 9, 2006, between Allied World Assurance Company, Ltd and AIG Technologies, Inc.
10	.3(1)	Guarantee, dated May 22, 2006, of Allied World Assurance Company, Ltd in favor of American International Group, Inc.
10	.4(1)	Summary of Terms of Property Excess Catastrophe Reinsurance Contract, dated May 1, 2006, among Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited, Allied World Assurance Company (U.S.) Inc., Newmarket Underwriters Insurance Company and Transatlantic Reinsurance Company, Inc. and the other reinsurers named party thereto
10	.5(1)†	Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan
10	.6(1)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan
10	.7(1)†	Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan
10	.8(1)†	Form of Option Grant Notice and Option Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan
10	.9(1)†	Allied World Assurance Holdings, Ltd Long-Term Incentive Plan
10	.10(1)†	Form of Participation Agreement under the Allied World Assurance Holdings, Ltd Long-Term Incentive Plan (renamed the Participation Agreement under the Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan)
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registration statement on Form S-1 of Allied World Assurance Company Holdings, Ltd (Registration No. 333-132507), which was declared effective by the SEC on July 11, 2006.

(2)	Incorporated by reference to the current report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 1, 2006.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.