Form 10-Q
period 2006-09-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2006-11-14
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32938

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0481737
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

43 Victoria Street, Hamilton HM 12, Bermuda
(Address of Principal Executive Offices and Zip Code)

(441) 278-5400
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of November 8, 2006 was 60,283,164.

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
Item 4. Controls and Procedures.
PART II OTHER INFORMATION
SIGNATURES
EX-10.2: AMENDMENT TO WARRANTS TO PURCHASE
EX-10.4: ADDENDUM TO SCHEDULE B
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2006 and December 31, 2005
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2006	2005

ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2006: $5,289,411, 2005: $4,442,040)	$5,283,799	$4,390,457
Other invested assets available for sale, at fair value (cost: 2006: $246,854; 2005: $270,138)	256,997	296,990
Cash and cash equivalents	270,848	172,379
Restricted cash	50,871	41,788
Securities lending collateral	700,804	456,792
Insurance balances receivable	306,084	218,044
Prepaid reinsurance	176,355	140,599
Reinsurance recoverable	688,066	716,333
Accrued investment income	43,498	48,983
Deferred acquisition costs	119,845	94,557
Intangible assets	3,920	3,920
Balances receivable on sale of investments	70,174	3,633
Income tax assets	5,540	8,516
Other assets	36,092	17,501

Total assets	$8,012,893	$6,610,492

LIABILITIES:
Reserve for losses and loss expenses	$3,586,964	$3,405,353
Unearned premiums	939,485	740,091
Unearned ceding commissions	25,537	27,465
Reinsurance balances payable	68,446	28,567
Securities lending payable	700,804	456,792
Balances due on purchase of investments	66,874	—
Senior notes	498,543	—
Long term debt	—	500,000
Accounts payable and accrued liabilities	31,368	31,958

Total liabilities	$5,918,021	$5,190,226

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2006: 60,283,040 shares and 2005: 50,162,842 shares	1,809	1,505
Additional paid-in capital	1,819,730	1,488,860
Retained earnings (accumulated deficit)	269,886	(44,591)
Accumulated other comprehensive income (loss):
net unrealized gains (losses) on investments, net of tax	3,447	(25,508)

Total shareholders’ equity	2,094,872	1,420,266

Total liabilities and shareholders’ equity	$8,012,893	$6,610,492

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and nine months ended September 30, 2006 and 2005
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES:
Gross premiums written	$362,478	$329,930	$1,378,914	$1,276,933
Premiums ceded	(64,462)	(80,210)	(283,057)	(268,553)

Net premiums written	298,016	249,720	1,095,857	1,008,380
Change in unearned premiums	19,743	63,556	(163,638)	(38,901)

Net premiums earned	317,759	313,276	932,219	969,479
Net investment income	61,407	47,592	178,351	127,737
Net realized investment (losses) gains	(9,080)	4,152	(24,488)	(4,937)

	370,086	365,020	1,086,082	1,092,279

EXPENSES:
Net losses and loss expenses	180,934	593,276	566,738	1,055,931
Acquisition costs	37,785	35,871	106,920	109,823
General and administrative expenses	25,640	20,795	72,218	66,676
Interest expense	9,529	5,146	23,056	9,783
Foreign exchange (gain) loss	(561)	(46)	(491)	486

	253,327	655,042	768,441	1,242,699

Income (loss) before income taxes	116,759	(290,022)	317,641	(150,420)
Income tax expense (recovery)	2,774	(6,617)	3,164	(2,922)

NET INCOME (LOSS)	113,985	(283,405)	314,477	(147,498)

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the period net of applicable deferred income tax recovery (expense) for three months 2006: ($1,004); 2005: ($101); and nine months 2006: ($348); 2005: $575	77,511	(27,296)	4,467	(54,203)
Reclassification adjustment for net realized losses (gains) included in net income	9,080	(4,152)	24,488	4,937

Other comprehensive income (loss)	86,591	(31,448)	28,955	(49,266)

COMPREHENSIVE INCOME (LOSS)	$200,576	$(314,853)	$343,432	$(196,764)

PER SHARE DATA
Basic earnings (loss) per share	$1.95	$(5.65)	$5.94	$(2.94)
Diluted earnings (loss) per share	$1.89	$(5.65)	$5.76	$(2.94)
Weighted average common shares outstanding	58,376,307	50,162,842	52,900,664	50,162,842
Weighted average common shares and common share equivalents outstanding	60,451,643	50,162,842	54,577,445	50,162,842

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2006, and for the year ended December 31, 2005
(Expressed in thousands of United States dollars)

			Accumulated	Retained
		Additional	Other	Earnings
	Share	Paid-in	Comprehensive	(Accumulated
	Capital	Capital	Income (Loss)	Deficit)	Total

December 31, 2004	1,505	1,488,860	33,171	614,985	2,138,521
Net loss	—	—	—	(159,776)	(159,776)
Dividends	—	—	—	(499,800)	(499,800)
Other comprehensive loss	—	—	(58,679)	—	(58,679)

December 31, 2005	1,505	1,488,860	(25,508)	(44,591)	1,420,266
Stock issuance in initial public offering	304	315,475	—	—	315,779
Net income	—	—	—	314,477	314,477
Stock compensation plans	—	15,395	—	—	15,395
Other comprehensive income	—	—	28,955	—	28,955

September 30, 2006	$1,809	$1,819,730	$3,447	$269,886	$2,094,872

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2006 and 2005
(Expressed in thousands of United States dollars)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$314,477	$(147,498)
Adjustments to reconcile net income to cash provided by operating activities:
Net realized losses on sales of investments	11,205	4,937
Net realized losses for other-than-temporary impairment charges on investments	13,283	—
Amortization of premiums net of accrual of discounts on fixed maturities	9,224	28,800
Deferred income taxes	433	1,224
Warrant compensation expense	2,643	2,373
Restricted stock unit expense	2,384	537
Long-term incentive plan expense	2,911	—
Debt issuance expense	724	283
Amortization of discount and expenses on senior notes	32	—
Cash settlements on interest rate swaps	7,340	(1,897)
Mark to market on interest rate swaps	(6,896)	4,120
Changes in assets and liabilities:
Insurance balances receivable	(88,040)	(73,120)
Prepaid reinsurance	(35,756)	(5,858)
Reinsurance recoverable	28,267	(401,103)
Accrued investment income	5,485	(809)
Deferred acquisition costs	(25,288)	(12,250)
Income tax assets	2,543	(9,229)
Other assets	(19,790)	7,332
Reserve for losses and loss expenses	181,611	1,177,198
Unearned premiums	199,394	43,546
Unearned ceding commissions	(1,928)	(351)
Reinsurance balances payable	39,879	(30,701)
Accounts payable and accrued liabilities	6,868	2,371

Net cash provided by operating activities	651,005	589,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(4,381,570)	(2,899,008)
Purchases of other invested assets	(132,002)	(113,708)
Sales of fixed maturity investments	3,489,192	2,452,929
Sales of other invested assets	164,787	2,154
Change in restricted cash	(9,083)	(47,512)

Net cash used in investing activities	(868,676)	(605,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(498,544)
Gross proceeds from initial public offering	344,080	—
Issuance costs paid on initial public offering	(23,225)	—
Proceeds from issuance of senior notes	498,535	—
Repayment of / proceeds from long term debt	(500,000)	500,000
Debt issuance costs paid	(3,250)	(1,021)

Net cash provided by financing activities	316,140	435

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98,469	(14,805)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	172,379	190,738

CASH AND CASH EQUIVALENTS, END OF PERIOD	$270,848	$175,933

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$497	$272
— Cash paid for interest expense	15,495	9,686
— Change in balance receivable on sale of investments	(66,541)	(300)
— Change in balance payable on purchase of investments	66,874	86,926

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

On July 11, 2006, the Company sold 8,800,000 common shares in its initial public offering (“IPO”) at a public offering price of $34.00 per share. On July 19, 2006, the Company sold an additional 1,320,000 common shares at $34.00 per share in connection with the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, a 1-for-3 reverse stock split of the Company’s common shares was consummated on July 7, 2006. All share and per share amounts related to common shares, warrants, options and restricted stock units (“RSUs”) included in these consolidated financial statements and footnotes have been restated to reflect the reverse stock split. The reverse stock split has been retroactively applied to the Company’s consolidated financial statements.

2.	BASIS OF PREPARATION AND CONSOLIDATION

These consolidated financial statements include the accounts of Holdings and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the interpretation. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 does not require any change in fair value measurements for the Company.

In September 2006, the FASB also issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. FAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The required date of adoption of the recognition and disclosure provisions of FAS 158 for an employer with publicly traded equity securities is for the fiscal year ending after December 15, 2006. The Company has defined contribution retirement plans and as such, FAS 158 has no impact on the Company’s financial position or disclosure.

4.	INVESTMENTS

The Company regularly reviews the carrying value of its investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value, (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment which includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then the Company records a realized loss in the statement of operations in the period that it is determined.

As of September 30, 2006, the unrealized losses from the securities held in the Company’s investment portfolio were primarily the result of rising interest rates. Following the Company’s review of the securities in its investment portfolio, 21 securities and 27 securities were considered to be other-than-temporarily impaired for the three and nine months ended September 30, 2006, respectively. Consequently, the Company recorded

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

4.  INVESTMENTS (cont’d)

an other-than-temporary impairment charge, within net realized investment losses on the consolidated statement of operations, of $8,351 and $13,283 for the three and nine months ended September 30, 2006, respectively. There were no similar charges recognized in 2005.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months:

	September 30, 2006		December 31, 2005
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
U.S. Government and Government agencies	$517,739	$(3,829)	$1,667,847	$(28,283)
Non U.S. Government and Government agencies	21,566	(168)	54,235	(1,954)
Corporate	202,963	(1,504)	488,175	(5,593)
Mortgage backed	586,714	(3,433)	609,000	(4,415)
Asset backed	59,178	(296)	102,103	(392)

	$1,388,160	$(9,230)	$2,921,360	$(40,637)

More than 12 months
U.S. Government and Government agencies	$756,853	$(16,990)	$533,204	$(14,561)
Non U.S. Government and Government agencies	676	(8)	—	—
Corporate	357,620	(5,058)	209,944	(5,081)
Mortgage backed	339,333	(3,659)	28,274	(553)
Asset backed	53,948	(409)	73,346	(848)

	$1,508,430	$(26,124)	$844,768	$(21,043)

	$2,896,590	$(35,354)	$3,766,128	$(61,680)

5.	DEBT AND FINANCING ARRANGEMENTS

On March 30, 2005, the Company entered into a seven-year credit agreement with the Bank of America, N.A. and a syndicate of commercial banks. The total borrowing under this facility was $500,000 at a floating rate of the appropriate LIBOR rate as periodically agreed to by the Company and the Lenders, plus an applicable margin based on the Company’s financial strength rating from A.M. Best Company, Inc.

In July 2006, in accordance with the terms of this credit agreement, $157,925 of the net proceeds from the IPO and the exercise in full by the underwriters of their over-allotment option were used to pre-pay a portion of the outstanding principal.

On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the Senior Notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.707% of their principal amount, providing an effective yield to investors of 7.542%. The Company used a portion of the proceeds from the Senior Notes to repay the remaining amount of the credit agreement

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

5.  DEBT AND FINANCING ARRANGEMENTS (cont’d)

described above as well as to provide additional capital to its subsidiaries and for other general corporate purposes. As of September 30, 2006, the fair value of the Senior Notes as published by Bloomberg was 106.185% of their principal amount, providing an effective yield of 6.631%.

The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the Senior Notes prior to maturity. The Senior Notes contain certain covenants that include: (i) limitations on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets.

Events of default include: (i) the default in the payment of any interest or principal on any outstanding notes, and the continuance of such default for a period of 30 days; (ii) the default in the performance, or breach, of any of the covenants in the indenture (other than a covenant added solely for the benefit of another series of debt securities) and continuance of such default or breach for a period of 60 days after the Company has received written notice specifying such default or breach; and (iii) certain events of bankruptcy, insolvency or reorganization. Where an event of default occurs and is continuing, either the trustee of the Senior Notes or the holders of not less than 25% in principal amount of the Senior Notes may have the right to declare that all unpaid principal amounts and accrued interest then outstanding be due and payable immediately.

6.	SHAREHOLDERS’ EQUITY

The authorized share capital of the Company as at September 30, 2006 and December 31, 2005 was $10,000.

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

The issued share capital consists of the following:

	September 30,	December 31,
	2006	2005

Common shares issued and fully paid, par value $0.03 per share	60,283,040	50,162,842

Share capital at end of period	$1,809	$1,505

As of September 30, 2006, there were outstanding 26,585,079 voting common shares and 33,697,961 non-voting common shares.

7.	EMPLOYEE BENEFIT PLANS

a)  Employee option plan

In 2001, the Company implemented the Allied World Assurance Company Holdings, Ltd 2001 Employee Warrant Plan, which, after Holdings’ special general meeting of shareholders on June 9, 2006 and the IPO, was amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). The Plan provides certain employees with additional incentive to continue their efforts on behalf of the Company and assists the Company in attracting people of experience and ability. The Plan was converted into a stock option plan as part of the IPO and the warrants

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

7.  EMPLOYEE BENEFIT PLANS (cont’d)

a)  Employee option plan (cont’d)

that were previously granted thereunder were converted to options and remain outstanding with the same exercise price and vesting period. Under the Plan, up to 2,000,000 common shares of Holdings may be issued. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. During the period from November 13, 2001 to December 31, 2002, the exercise price of the options issued was $24.26 per share, after giving effect to the extraordinary dividend described below. The exercise prices of options issued subsequent to December 31, 2002 and prior to the IPO were based on the per share book value of the Company. In accordance with the Plan, the exercise prices of the options issued prior to the declaration of the extraordinary dividend in March 2005 were reduced by the per share value of the dividend declared. The exercise price of options issued subsequent to the IPO are determined by the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005

Outstanding at beginning of period	1,036,322	788,162
Granted	173,328	255,993
Exercised	(1,041)	—
Forfeited	(6,416)	(7,833)

Outstanding at end of period	1,202,193	1,036,322

Weighted average exercise price per option	$27.53	$27.26

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

7.  EMPLOYEE BENEFIT PLANS (cont’d)

a)  Employee option plan (cont’d)

The following table summarizes the exercise prices for outstanding employee stock options as of September 30, 2006.

		Weighted Average
	Options	Remaining	Options
Exercise Price	Outstanding	Contractual Life	Exercisable

$23.61	98,498	6.26 years	78,525
$24.27	438,334	5.50 years	438,334
$26.94	22,542	5.78 years	17,373
$28.08	14,167	6.92 years	10,624
$28.32	233,162	9.25 years	—
$29.52	114,912	7.14 years	67,556
$29.85	1,667	8.84 years	416
$30.99	12,333	7.81 years	6,166
$31.47	57,501	7.66 years	28,743
$31.77	21,834	7.72 years	10,914
$32.70	139,992	8.17 years	35,094
$32.85	3,583	4.30 years	1,083
$34.00	25,334	9.65 years	—
$34.51	1,000	9.84 years	—
$35.01	17,334	8.67 years	4,330

	1,202,193		699,158

Prior to the second quarter of 2006, the calculation of the compensation expense associated with the options had been made by reference to the book value per share of the Company as of the end of each period, and was deemed to be the difference between such book value per share and the exercise price of the individual options. The book value of the Company approximated its fair value. The use of a fair value other than the book value was first implemented for the period ended June 30, 2006. The fair value of each option granted was determined at June 30, 2006 using the Black-Scholes option-pricing model. Although the IPO was subsequent to June 30, 2006, the best estimate of the fair value of the common shares at that time was the IPO price of $34.00 per share. This amount was used in the model for June 30, 2006, and the Plan was accounted for as a “liability plan” in accordance with FAS No. 123(R) “Share Based Payment” (“FAS 123(R)”). The compensation expense recorded for the period ending June 30, 2006 included a one-time expense of $2,582, which was the difference between the fair value of the options on June 30, 2006 using the Black-Scholes option-pricing model and the amount previously expensed.

The combined amendment to the Plan and the IPO constituted a “modification” to the Plan in accordance with FAS 123(R). Accordingly, the options outstanding at the time of the IPO were revalued using the Black-Scholes option-pricing model. The amendment to the Plan qualifies it as an “equity plan” in accordance with FAS 123(R) and as such, current liabilities have been, and future compensation expenses will be, included in additional paid-in capital on the consolidated balance sheets.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

7.  EMPLOYEE BENEFIT PLANS (cont’d)

a)  Employee option plan (cont’d)

Assumptions used in the option-pricing model for the options revalued at the time of the IPO, and for those issued subsequent to the IPO are as follows:

	Options Revalued	Options Granted
	as part of the IPO	Three Months Ended
	July 11, 2006	September 30, 2006

Expected term of option	6.25 years	6.25 years
Weighted average risk-free interest rate	5.11%	4.914%
Expected volatility	23.44%	24.02%
Dividend yield	1.5%	1.5%

As there is limited historical data available for the Company to base the expected term of the options, the Company has used the simplified method to determine the expected life as set forth in the SEC’s Staff Accounting Bulletin 107 (“SAB 107”). Likewise, as the Company recently became a public company in July 2006, there is limited historical data available to it on which to base the volatility of its stock. As such, the Company used the average of five volatility statistics from comparable companies in order to derive the volatility values above.

Compensation costs of $62 and $nil relating to the options have been included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended September 30, 2006 and 2005, respectively. Also, compensation costs of $2,643 and $2,373 relating to the options have been included in general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company recorded in additional paid-in capital on the consolidated balance sheets an amount of $8,828 in connection with all options granted. This amount includes a one-time adjustment of $6,185 taken this quarter to re-class the Plan as an “equity plan” in accordance with FAS 123(R). As of December 31, 2005, the Company had recorded in accounts payable and accrued liabilities on the consolidated balance sheets an amount of $6,185 in connection with all options granted to its employees.

As of September 30, 2006, there was remaining $4,540 of total unrecognized compensation costs related to non-vested options granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.2 years.

b)  Stock incentive plan

On February 19, 2004, the Company implemented the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan which, after Holdings’ special general meeting of shareholders on June 9, 2006 and the IPO, was amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, RSUs, dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date only RSUs have been granted. These RSUs generally vest in the fourth or fifth year from the original grant date, or pro-rata over four years from the date of the grant.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

7.  EMPLOYEE BENEFIT PLANS (cont’d)

b)  Stock incentive plan (cont’d)

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005

Outstanding RSUs at beginning of period	127,163	90,833
RSUs granted	584,208	36,330
RSUs forfeited	(6,000)	—

Outstanding RSUs at end of period	705,371	127,163

For those RSUs outstanding at the time of the amendment, the modification to the Stock Incentive Plan required a revaluation of the RSUs based on the fair market value of the common shares at the time of the IPO. The vesting period remained the same. The compensation expense for the RSUs on a going-forward basis is based on the fair market value per common share of the Company as of the respective grant dates and is recognized over the vesting period. The modification of the Stock Incentive Plan changed the accounting from a liability plan to an equity plan in accordance with FAS 123(R). As such, all accumulated amounts due under the Stock Incentive Plan were transferred to additional paid-in capital on the consolidated balance sheet.

Compensation costs of $1,230 and $86 relating to the issuance of the RSUs have been recognized in the Company’s consolidated statements of operations for the three months ended September 30, 2006 and 2005, respectively. Likewise, compensation costs of $2,384 and $537 relating to the issuance of the RSUs have been recognized in the Company’s consolidated statements of operations for the nine months ended September 30, 2006 and 2005, respectively. The determination of the RSU expense for 2005 was based on the Company’s book value per share at September 30, 2005, which approximated fair value.

As of September 30, 2006, the Company recorded $3,656 in additional paid-in capital on the consolidated balance sheets in connection with the RSUs awarded. As of December 31, 2005, the Company had recorded in accounts payable and accrued liabilities on the consolidated balance sheets an amount of $1,273 in connection with the RSUs awarded. As of September 30, 2006, there was remaining $20,548 of total unrecognized compensation costs related to non-vested RSUs awarded. These costs are expected to be recognized over a weighted-average period of 3.7 years.

c)  Long-term incentive plan

On May 22, 2006, the Company implemented the Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. To date, 228,334 of these performance based equity awards have been granted, which will vest after the fiscal year ending December 31, 2008 in accordance with the terms and performance conditions of the LTIP.

Nine Months Ended
September 30, 2006

Outstanding LTIP awards at beginning of period	—
LTIP awards granted	228,334
LTIP awards forfeited	—

Outstanding LTIP awards at end of period	228,334

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

7.  EMPLOYEE BENEFIT PLANS (cont’d)

c)  Long-term incentive plan (cont’d)

Compensation expense of $970 and $2,911 has been recognized in the Company’s consolidated financial statements for the three and nine months ended September 30, 2006. The compensation expense for the LTIP is based on the Company’s IPO price per share of $34.00. The LTIP is deemed to be an equity plan and as such, $2,911 has been included in additional paid-in capital on the consolidated balance sheets. As of September 30, 2006, there was remaining $8,734 of total unrecognized compensation costs related to non-vested LTIP awards. These costs are expected to be recognized over a weighted-average period of 2.3 years.

In calculating the compensation expense, it is estimated that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. The performance period for the LTIP awards issued to date is defined as the three consecutive fiscal-year period beginning January 1, 2006. The expense is recognized over the performance period.

8.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic earnings (loss) per share
Net income (loss)	$113,985	$(283,405)	$314,477	$(147,498)
Weighted average common shares outstanding	58,376,307	50,162,842	52,900,664	50,162,842

Basic earnings (loss) per share	$1.95	$(5.65)	$5.94	$(2.94)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Diluted earnings (loss) per share
Net income (loss)	$113,985	$(283,405)	$314,477	$(147,498)
Weighted average common shares outstanding	58,376,307	50,162,842	52,900,664	50,162,842
Share equivalents:
Warrants and options	1,227,768	—	1,225,745	—
Restricted stock units	619,234	—	349,554	—
LTIP awards	228,334	—	101,482	—

Weighted average common shares and common share equivalents outstanding — diluted	60,451,643	50,162,842	54,577,445	50,162,842

Diluted earnings (loss) per share	$1.89	$(5.65)	$5.76	$(2.94)

For the three and nine-month periods ended September 30, 2006, all common share equivalents, consisting of warrants issued to certain of the Company’s founding shareholders and stock option, RSU and LTIP awards, were considered dilutive and have been included in the calculation of the diluted earnings per share. No common share equivalents were included in calculating the diluted earnings per share for the three and nine-month periods ended September 30, 2005 as there was a net loss for these periods, and any additional shares were antidilutive. As a result, 5,500,000 founder warrants, 952,833 stock options, and 127,163 RSUs

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

8.  EARNINGS PER SHARE (cont’d)

that were anti-dilutive have been excluded from the calculation of the diluted earnings per share for these periods.

9.	RELATED PARTY TRANSACTIONS

Since November 21, 2001, the Company has entered into administrative services agreements with various subsidiaries of American International Group, Inc. (“AIG”), a principal shareholder of the Company. Until December 31, 2005, the Company was provided with administrative services under these agreements for a fee based on the gross premiums written of the Company. Effective December 31, 2005, the administrative services agreement covering Holdings and its Bermuda domiciled companies was terminated with an anticipated termination fee of $5,000. A final termination fee of $3,000 was agreed to and paid on April 25, 2006, and recorded in the second quarter of 2006. The amount was less than the $5,000 accrued and expensed for the year ended December 31, 2005. Accordingly, a reduction in the estimated expense in the amount of $2,000 is included in general and administrative expenses for the nine months ended September 30, 2006.

Effective January 1, 2006, the Company entered into short-duration administrative service agreements with these AIG subsidiaries that provided for a more limited range of services on either a cost-plus or a flat fee basis, depending on the agreement. Expenses of $805 and $3,422 were incurred for services under these agreements for the three months ended September 30, 2006 and 2005, respectively. Likewise, expenses of $2,469 and $20,642 were incurred for services under these agreements for the nine months ended September 30, 2006 and 2005, respectively. The services no longer included as part of these agreements are provided internally through additional Company staff and infrastructure.

10.	LEGAL PROCEEDINGS

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

On April 4, 2006, a complaint was filed in U.S. District Court for the Northern District of Georgia (Atlanta Division) by a group of several corporations and certain of their related entities in an action entitled New Cingular Wireless Headquarters, LLC et al, as plaintiffs, against certain defendants, including Marsh & McLennan Companies, Inc., Marsh Inc. and Aon Corporation, in their capacities as insurance brokers, and 78 insurers, including Allied World Assurance Company, Ltd, Holdings’ insurance subsidiary in Bermuda.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

10.  LEGAL PROCEEDINGS (cont’d)

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Because this matter is in an early stage, the Company cannot estimate the possible range of loss, if any.

11.	SEGMENT INFORMATION

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

11.  SEGMENT INFORMATION (cont’d)

The following table provides a summary of the segment results for the three months ended September 30, 2006 and 2005.

Three Months Ended September 30, 2006	Property	Casualty	Reinsurance	Total

Gross premiums written	$88,150	$144,576	$129,752	$362,478
Net premiums written	40,855	127,893	129,268	298,016
Net premiums earned	46,576	135,186	135,997	317,759
Net losses and loss expenses	(28,917)	(78,979)	(73,038)	(180,934)
Acquisition costs	373	(7,301)	(30,857)	(37,785)
General and administrative expenses	(6,273)	(12,894)	(6,473)	(25,640)

Underwriting income	11,759	36,012	25,629	73,400
Net investment income				61,407
Net realized investment losses				(9,080)
Interest expense				(9,529)
Foreign exchange gain				561

Income before income taxes				$116,759

Loss and loss expense ratio	62.1%	58.4%	53.7%	56.9%
Acquisition cost ratio	(0.8)%	5.4%	22.7%	11.9%
General and administrative expense ratio	13.5%	9.6%	4.8%	8.1%

Combined ratio	74.8%	73.4%	81.2%	76.9%

Three Months Ended September 30, 2005	Property	Casualty	Reinsurance	Total

Gross premiums written	$85,048	$153,267	$91,615	$329,930
Net premiums written	25,304	138,589	85,827	249,720
Net premiums earned	40,047	146,556	126,673	313,276
Net losses and loss expenses	(252,679)	(101,928)	(238,669)	(593,276)
Acquisition costs	1,771	(7,950)	(29,692)	(35,871)
General and administrative expenses	(4,871)	(10,314)	(5,610)	(20,795)

Underwriting (loss) income	(215,732)	26,364	(147,298)	(336,666)
Net investment income				47,592
Net realized investment gains				4,152
Interest expense				(5,146)
Foreign exchange gain				46

Loss before income taxes				$(290,022)

Loss and loss expense ratio	630.9%	69.6%	188.4%	189.4%
Acquisition cost ratio	(4.4)%	5.4%	23.5%	11.5%
General and administrative expense ratio	12.2%	7.0%	4.4%	6.6%

Combined ratio	638.7%	82.0%	216.3%	207.5%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

11.  SEGMENT INFORMATION (cont’d)

The following table provides a summary of the segment results for the nine months ended September 30, 2006 and 2005.

Nine Months Ended September 30, 2006	Property	Casualty	Reinsurance	Total

Gross premiums written	$374,830	$475,074	$529,010	$1,378,914
Net premiums written	152,808	414,812	528,237	1,095,857
Net premiums earned	141,633	400,488	390,098	932,219
Net losses and loss expenses	(86,965)	(258,993)	(220,780)	(566,738)
Acquisition costs	2,631	(23,575)	(85,976)	(106,920)
General and administrative expenses	(18,233)	(35,873)	(18,112)	(72,218)

Underwriting income	39,066	82,047	65,230	186,343
Net investment income				178,351
Net realized investment losses				(24,488)
Interest expense				(23,056)
Foreign exchange gain				491

Income before income taxes				$317,641

Loss and loss expense ratio	61.4%	64.7%	56.6%	60.8%
Acquisition cost ratio	(1.9)%	5.9%	22.0%	11.5%
General and administrative expense ratio	12.9%	8.9%	4.7%	7.7%

Combined ratio	72.4%	79.5%	83.3%	80.0%

Nine Months Ended September 30, 2005	Property	Casualty	Reinsurance	Total

Gross premiums written	$316,459	$478,511	$481,963	$1,276,933
Net premiums written	123,276	423,852	461,252	1,008,380
Net premiums earned	178,552	447,849	343,078	969,479
Net losses and loss expenses	(345,339)	(322,608)	(387,984)	(1,055,931)
Acquisition costs	(7,720)	(24,876)	(77,227)	(109,823)
General and administrative expenses	(14,194)	(30,675)	(21,807)	(66,676)

Underwriting (loss) income	(188,701)	69,690	(143,940)	(262,951)
Net investment income				127,737
Net realized investment losses				(4,937)
Interest expense				(9,783)
Foreign exchange loss				(486)

Loss before income taxes				$(150,420)

Loss and loss expense ratio	193.4%	72.0%	113.1%	108.9%
Acquisition cost ratio	4.3%	5.6%	22.5%	11.3%
General and administrative expense ratio	8.0%	6.8%	6.4%	6.9%

Combined ratio	205.7%	84.4%	142.0%	127.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

11.  SEGMENT INFORMATION (cont’d)

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three months ended September 30, 2006 and 2005, and for the nine months ended September 30, 2006 and 2005. All inter-company premiums have been eliminated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Bermuda	$217,657	$189,300	$841,782	$778,740
United States	41,341	30,431	112,981	99,848
Europe	39,018	29,989	141,094	129,792

Total net premium written	$298,016	$249,720	$1,095,857	$1,008,380

12.	SUBSEQUENT EVENT

On November 8, 2006, the Company declared a quarterly dividend of $0.15 per common share payable on December 21, 2006 to the shareholders of record on December 5, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or included elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see the “Note on Forward-Looking Statements‘ for more information. You should review the risk factors included in our most recent documents on file with the U.S. Securities and Exchange Commission (“SEC”). References in this Form 10-Q to the terms “we,” “us,” “our,” “our company,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only.

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our insurance subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of September 30, 2006, we had $8,012.9 million of total assets, $2,094.9 million of shareholders’ equity and $2,593.4 million of total capital.

During 2006, market conditions for property lines of business improved substantially as a result of the windstorms that occurred during 2004 and 2005. We have taken advantage of selected opportunities and, as such, our property segment grew to 27.2% of our business mix on a gross premiums written basis for the nine months ended September 30, 2006 compared to 24.8% for the nine months ended September 30, 2005. We are beginning to see modest declines in casualty insurance pricing but are taking advantage of opportunities where pricing, terms and conditions still meet our targets. Our casualty and reinsurance segments made up 34.4% and 38.4%, respectively, of gross premiums written for the nine months ended September 30, 2006 compared to 37.5% and 37.7%, respectively, for the nine months ended September 30, 2005.

During July 2006, we completed an initial public offering of 10,120,000 common shares at $34.00 per share for total net proceeds of approximately $315.8 million, including the underwriters’ over-allotment option. We also issued $500.0 million aggregate principal amount of senior notes bearing 7.50% annual interest and repaid our $500.0 million term loan using proceeds from the issuance of the senior notes and our IPO, including the exercise in full by the underwriters of their over-allotment option.

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

Expenses

Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses are comprised of paid losses and reserves for losses less recoveries from reinsurers. Losses and loss expense reserves are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. In accordance with accounting principles generally accepted in the United States of America, we reserve for catastrophic losses as soon as the loss event is known to have occurred. Acquisition costs consist principally of commissions and brokerage fees that are typically a percentage of the premiums on insurance policies or reinsurance contracts written, net of any commissions received by us on risks ceded to reinsurers. General and administrative expenses include personnel expenses, professional fees, rent and other general operating expenses. General and administrative expenses also include fees paid to subsidiaries of AIG in return for the provision of certain administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative services agreements with AIG subsidiaries were amended and now contain both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. As a result of our IPO, we are experiencing increases in general and administrative expenses as we add personnel and become subject to reporting regulations applicable to publicly-held companies. We expect this to continue in 2007.

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

Reserves for losses and loss expenses as of September 30, 2006 and December 31, 2005 were comprised of the following:

	September 30,	December 31,
	2006	2005
	($ in millions)

Case reserves	$892.5	$921.2
IBNR	2,694.5	2,484.2

Reserve for losses and loss expenses	3,587.0	3,405.4
Reinsurance recoverables	(688.1)	(716.3)

Net reserve for losses and loss expenses	$2,898.9	$2,689.1

IBNR reserves are estimated for each business segment based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with industry benchmarks and loss experience to date. Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate expected losses and loss expenses. The IBNR reserve is calculated by reducing these estimated ultimate losses and loss expenses by the cumulative paid amount of losses and loss expenses and the current carried outstanding loss reserves for losses and loss expenses. The adequacy of our reserves is re-evaluated quarterly by our actuaries. At the completion of each quarterly review of the reserves, a reserve analysis and memorandum are written and reviewed with our loss reserve committee. This committee determines management’s best estimate for loss and loss expense reserves based upon the reserve analysis and memorandum. A loss reserve study is prepared by an independent actuary annually in order to provide additional insight into the reasonableness of our reserves for losses and loss expenses.

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

Our casualty segment includes general liability risks, healthcare and professional liability risks, such as directors and officers and errors and omissions risks. Our average attachment points for these lines are high, making reserving for these lines of business more difficult. Claims may be reported several years after the coverage period has terminated (“longer tail lines”). We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience.

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

We record the individual case reserves sent to us by the cedents through the reinsurance intermediaries. Individual claims are reviewed by our reinsurance claims department and adjusted as deemed appropriate. The loss data received from the intermediaries is checked for reasonability and also for known events. The loss listings are reviewed when performing regular claim audits.

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2006:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)

Property	$933.4	$756.5	$1,069.0
Casualty	1,801.0	1,321.0	2,062.4
Reinsurance	852.6	584.8	971.1

Consolidated reserves and estimates(1)	$3,587.0	$2,873.2	$3,891.6

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)

Property	$459.4	$341.2	$514.1
Casualty	1,632.8	1,188.0	1,875.9
Reinsurance	806.7	546.8	931.7

Consolidated reserves and estimates(1)	$2,898.9	$2,258.4	$3,139.2

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

The selection of the expected loss ratios for the casualty lines of business is our most significant assumption. If our final casualty insurance and casualty reinsurance loss ratios vary by ten percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would need to change by approximately $321 million. As we commonly write net lines of casualty insurance exceeding $25 million, we expect that ultimate loss ratios could vary substantially from our initial loss ratios. Because we expect a small volume of large claims, we believe the variance of our loss ratio selection could be relatively wide. Thus, a ten percentage point change in loss ratios is reasonably likely to occur. This would result in either an increase or decrease to net income and shareholders’ equity of approximately $321 million. As of September 30, 2006, this represented approximately 15% of shareholders’ equity. In terms of liquidity, our contractual obligations for reserve for losses and loss expenses would decrease or increase by $321 million after reinsurance recoverable. If our obligations were to increase by $321 million, we believe we currently have sufficient cash and investments to meet those obligations.

While management believes that our case reserves and IBNR reserves are sufficient to cover losses assumed by us, ultimate losses and loss expenses may deviate from our reserves, possibly by material amounts. It is possible that our estimates of the 2005 hurricane losses may be adjusted as we receive new information from clients, loss adjusters or ceding companies. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., negative reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced (i.e., positive reserve development). In addition, the methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. We record any changes in our loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined regardless of the accident year (i.e., the year in which a loss occurs).

Reinsurance Recoverable

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves. We remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements, and we therefore regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No provision has been made for unrecoverable reinsurance as of September 30, 2006 and December 31, 2005, as we believe that all reinsurance balances will be recovered.

Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of a policy. For proportional types of reinsurance written by us, premiums may not be known with certainty at the policy inception date. In the case of proportional treaties assumed by us, the underwriter makes an estimate of premiums at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Those estimates are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly, and any adjustments are recorded in the period in which they become known. As of September 30, 2006, our changes in premium estimates have been upward adjustments ranging from approximately 11% for the 2004 treaty year to 20% for the 2002 treaty year. Applying this range, hypothetically, to our 2005 proportional treaties, our gross premiums written in the reinsurance segment could increase by approximately $20 million to $39 million over the next three years. As of September 30, 2006, gross premiums written for 2005 proportional treaties have been adjusted upward by approximately 16%. Total premiums estimated on proportional contracts for the three months ended September 30, 2006 and 2005 represented approximately 17% and 14%, respectively, of total gross premiums written. Total premiums estimated on proportional contracts for the nine months ended September 30, 2006 and 2005 represented approximately 18% and 17%, respectively, of total gross premiums written.

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

Stock Compensation

In 2001, we implemented the Allied World Assurance Holdings, Ltd 2001 Employee Warrant Plan. After our special general meeting of shareholders on June 9, 2006 and our IPO, we amended and restated the 2001 employee warrant plan and renamed it the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). Under the Plan, up to 2,000,000 common shares may be issued. Among other things, the amendment and restatement extends the term of the Plan from November 21, 2011 to a date that is ten years from the date of approval of the amendment and restatement and requires that any repricing of awards under the Plan be approved by our shareholders. It also provides the compensation committee of our board of directors additional flexibility with respect to awards in certain corporate events and in connection with compliance with Section 409A of the U.S. Internal Revenue Code of 1986, as amended (“Section 409A”). The warrants that were granted under the Plan prior to the amendment and restatement remain outstanding, were converted to options as part of our IPO, are exercisable in certain limited conditions, expire after ten years and generally vest ratably over four years from the date of grant.

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

Prior to our IPO, valuations under each of the above plans was based on our book value per share, which approximated fair value. We calculated expenses related to grants of warrants (later converted to options) by subtracting from our book value as at the end of each applicable period (either quarter end or year end) the exercise price of the individual warrants at the date of grant. The compensation expense for the restricted stock units (“RSUs”) was based on our book value per share, which approximated fair value, and was recognized over the four-year vesting period.

Subsequent to our IPO, for those warrants issued prior to and converting to options as part of our IPO, the exercise price and the vesting period of each option granted under the Plan will remain the same as under the former plan. However, for valuation purposes, the new grant date is July 11, 2006. In accordance with the Financial Accounting Standards Board’s issuance of the Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”, the fair value of these options was revalued as of this new grant date and will be expensed over the remaining vesting period. During the three months ended June 30, 2006, we incurred a one-time expense of approximately $2.6 million to recognize the increase in our fair value as a publicly-traded company. For those warrants that were fully vested at the time of conversion to options, the full amount of the fair value of the options was recognized as an expense. Any future options granted under the Plan will be valued on the date of grant and expensed over the vesting period.

The RSUs issued prior to our IPO will remain essentially unchanged due to the amendment and restatement. The vesting period of these RSUs will remain the same. However, the fair value of the RSUs was reassessed and converted to the fair market value of our common shares as of our IPO. The total expenses to date under the Stock Incentive Plan were adjusted to the revised fair value. As such, a one-time expense of approximately $0.2 million was incurred during the three months ended June 30, 2006. In the future, newly issued RSUs will be valued as of the grant date based on the average market value of the common shares on the grant date. The total expense will be recognized over the vesting period on a straight-line basis.

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

In calculating the expense related to the LTIP, it is estimated that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. The performance period for the LTIP awards issued to date is defined as the three consecutive fiscal year period beginning January 1, 2006. As such, expenses of $2.9 million were recognized in the financial statements for the nine months ended September 30, 2006.

Other-than-Temporary Impairment of Investments

We regularly evaluate the carrying value of our investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. If the decline in value is determined to be other than temporary, we record a realized loss in the statement of operations in the period that it is determined.

During the three and nine months ended September 30, 2006, we identified fixed maturity securities which were considered to be other-than-temporarily-impaired as a result of changes in interest rates. Consequently, the cost of these securities was written down to fair value and we recognized a realized loss of approximately $8.4 million and $13.3 million during the three and nine months ended September 30, 2006, respectively.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($ in millions)

Gross premiums written	$362.5	$329.9	$1,378.9	$1,276.9

Net premiums written	$298.0	$249.7	$1,095.9	$1,008.4

Net premiums earned	317.8	313.3	932.2	969.5
Net investment income	61.4	47.6	178.4	127.7
Net realized investment (losses) gains	(9.1)	4.1	(24.5)	(4.9)

Total revenues	$370.1	$365.0	$1,086.1	$1,092.3

Net losses and loss expenses	$180.9	$593.3	$566.7	$1,055.9
Acquisition costs	37.8	35.9	106.9	109.8
General and administrative expenses	25.7	20.8	72.2	66.7
Interest expense	9.5	5.1	23.1	9.8
Foreign exchange (gain) loss	(0.6)	(0.1)	(0.5)	0.5

Total expenses	$253.3	$655.0	$768.4	$1,242.7

Income (loss) before income taxes	$116.8	$(290.0)	$317.7	$(150.4)
Income tax expense (recovery)	2.8	(6.6)	3.2	(2.9)

Net income (loss)	$114.0	$(283.4)	$314.5	$(147.5)

Ratios
Loss and loss expense ratio	56.9%	189.4%	60.8%	108.9%
Acquisition cost ratio	11.9	11.5	11.5	11.3
General and administrative expense ratio	8.1	6.6	7.7	6.9
Expense ratio	20.0	18.1	19.2	18.2
Combined ratio	76.9	207.5	80.0	127.1

Comparison of Three Months Ended September 30, 2006 and 2005

Premiums

Gross premiums written increased by $32.6 million, or 9.9%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily the result of two factors:

•	The amount of business written by our U.S. underwriters increased. We expanded our U.S. distribution platform during the second half of 2005 and our offices have been fully operational during 2006. Gross premiums written by our underwriters in our U.S. offices were $48.2 million for the three months ended September 30, 2006, compared to $28.2 million for the three months ended September 30, 2005; and

•	Gross premiums written in our reinsurance segment increased by approximately $38.2 million, as a result of new business, which included three industry loss warranty (“ILW”) contracts, and changes in treaty renewal dates.

Partially offsetting these increases were the following:

•	Gross premiums written by our casualty underwriters in Bermuda declined, primarily as the result of some non-recurring business recognized in the prior year, as well as a slight decrease in market rates. Increased competition in the casualty market may cause continued pricing pressure in future quarters.

•	During the three months ended September 30, 2005, approximately $17.5 million in non-recurring reinstatement premiums were due to us following the 2005 windstorms.

•	General property gross premiums written in our Bermuda office declined from the prior period as we managed accumulated catastrophe exposure limits.

•	We did not renew certain onshore energy-related business that no longer met our underwriting requirements.

The table below illustrates our gross premiums written by geographic location. Gross premiums written by our U.S. operating subsidiaries increased by 58.3% as our U.S. distribution platform became fully operational. European gross premiums written increased primarily as a result of new business.

	Three Months
	Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
	($ in millions)

Bermuda	$248.9	$249.0	$(0.1)	—%
Europe	62.0	48.3	13.7	28.4
United States	51.6	32.6	19.0	58.3

	$362.5	$329.9	$32.6	9.9%

Net premiums written increased by $48.3 million, or 19.3%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, a higher percentage increase than that of gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 17.8% of gross premiums written for the three months ended September 30, 2006 compared to 24.3% for the same period in 2005. The reduction in the percentage of business ceded relates primarily to our property catastrophe reinsurance protection. Although we typically obtain annual coverage under this program in May, during the three months ended September 30, 2005 we incurred costs of approximately $20.5 million to reinstate our coverage following Hurricanes Katrina and Rita. As we were not exposed to any significant catastrophes in the three months ended September 30, 2006, no such reinstatement premiums were incurred. Also contributing to the increase in net premiums written was a decline in the portion of business ceded on our energy treaty; the cession percentage decreased from 66% to 58.5% when the treaty renewed on June 1, 2006.

Net premiums earned increased by $4.5 million, or 1.4%, for the three months ended September 30, 2006. The percentage increase was lower than that of net premiums written due to a decrease in gross premiums written in 2005. This decrease resulted primarily from the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG.

We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended September 30,
	2006	2005	2006	2005

Property	24.3%	25.8%	14.7%	12.8%
Casualty	39.9	46.4	42.5	46.8
Reinsurance	35.8	27.8	42.8	40.4

The increase in the percentage of reinsurance gross premiums written primarily reflects new business written and changes in treaty renewal dates. On a net premiums earned basis, the percentage of reinsurance has increased for the three months ended September 30, 2006 compared to the same period in 2005 due to the continued earning of increased premiums written over the past two years. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance.

Net Investment Income and Realized Gains/Losses

Our primary investment objective is the preservation of capital. A secondary objective is obtaining returns commensurate with a benchmark, primarily defined as 35% of the Lehman U.S. Government Intermediate Index, 40% of the Lehman Corp. 1-5 year A3/A- or Higher Index and 25% of the Lehman Securitized Index.

We adopted this benchmark effective January 1, 2006. Prior to this date, the benchmark was defined as 80% of a 1-5 year “AAA/ AA-” rated index (as determined by Standard & Poor’s and Moody’s Investors Service) and 20% of a 1-5 year “A” rated index (as determined by Standard & Poor’s and Moody’s Investors Service).

Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net investment income earned during the three months ended September 30, 2006 was $61.4 million, compared to $47.6 million during the three months ended September 30, 2005. The $13.8 million increase was primarily the result of an approximate 17.9% increase in average aggregate invested assets. Our aggregate invested assets grew with the receipt of net proceeds from our IPO, including the exercise in full by the underwriters of their over-allotment option, and the senior notes issuance, after repayment of our long-term debt, as well as increased operating cash flows. Offsetting this increase was a reduction in income from our hedge funds. In the three months ended September 30, 2005, we received distributions of approximately $5.3 million in dividends-in-kind from three of our hedge funds. For 2006 and thereafter, we elected not to receive dividends from these three hedge funds. Investment management fees of $1.3 million and $1.2 million were incurred during the three months ended September 30, 2006 and 2005, respectively.

The annualized period book yield of the investment portfolio for the three months ended September 30, 2006 and 2005 was 4.4% and 3.7%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year. We continue to maintain a conservative investment posture. At September 30, 2006, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 3.0 years as of September 30, 2006.

The following table shows the components of net realized investment (losses) gains.

	Three Months Ended September 30,
	2006	2005
	($ in millions)

Net loss on fixed income investments	$(9.1)	$(2.8)
Net gain on interest rate swaps	—	6.9

Net realized investment (losses) gains	$(9.1)	$4.1

The recognition of realized gains and losses is considered to be a typical consequence of ongoing investment management. A large proportion of our portfolio is invested in fixed income securities and, therefore, our unrealized gains and losses are correlated with fluctuations in interest rates. During the three months ended September 30, 2006, the net loss on fixed income investments included a write-down of approximately $8.4 million related to declines in the market value of securities in our available for sale portfolio which were considered to be other than temporary. The declines in market value on these securities were primarily due to changes in interest rates. During the three months ended September 30, 2005, no declines in the market value of investments were considered to be other than temporary.

We analyze gains or losses on sales of securities separately from gains or losses on interest rate swaps. On April 21, 2005, we entered into certain interest rate swaps in order to fix the interest cost of our $500.0 million floating rate term loan, which was repaid fully on July 26, 2006.

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

Net losses and loss expenses decreased by $412.4 million, or 69.5%, to $180.9 million for the three months ended September 30, 2006 from $593.3 million for the three months ended September 30, 2005. The primary reason for the reduction in these expenses was the absence of significant catastrophic events during the current period. The net losses and loss expenses for the three months ended September 30, 2005 included the following:

•	Approximately $370.8 million accrued in relation to Hurricanes Katrina and Rita, which occurred in August and September 2005, respectively;

•	Net unfavorable development of approximately $56.8 million related to the windstorms of 2004; and

•	Net favorable development related to prior years of approximately $94.8 million, which partially offset the windstorm losses recorded in the period. This net favorable development was primarily due to lower than expected loss emergence on 2003 and 2004 property insurance and reinsurance business and 2002 and 2003 casualty insurance business.

In comparison, we were not exposed to any significant catastrophes during the three months ended September 30, 2006. In addition, net favorable development relating to prior years of approximately $38.7 million was recognized during the period, including approximately $4.6 million in anticipated recoveries under our property catastrophe reinsurance protection related to Hurricane Frances. The remainder of the net favorable development related primarily to 2002 and 2003 accident year business written in our casualty segment and 2004 and 2005 accident year business written in our property segment, resulting from continued low loss emergence during the period.

We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available.

The loss and loss expense ratio for the three months ended September 30, 2006 was 56.9%, compared to 189.4% for the three months ended September 30, 2005. Net favorable development recognized in the three months ended September 30, 2006 reduced the loss and loss expense ratio by 12.2 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 69.1%. Comparatively, the net losses and loss expenses recognized in relation to the 2004 and 2005 windstorms, net of the favorable reserve development related to prior periods, increased the loss and loss expense ratio for the three months ended September 30, 2005 by 106.3 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 83.1%. The lower ratio in 2006 was a function of two factors:

•	Higher loss and loss expense ratios for our property lines in 2005, which reflected the impact of rate decreases and increases in reported loss activity; and

•	Costs incurred in relation to our property catastrophe reinsurance protection were approximately $13.9 million greater in the three months ended September 30, 2005 than for the same period in 2006, primarily due to charges incurred to reinstate our coverage after Hurricanes Katrina and Rita. The higher charge in 2005 resulted in lower net premiums earned and, thus, increased the loss and loss expense ratio.

The following table shows the components of the decrease in net losses and loss expenses of $412.4 million for the three months ended September 30, 2006 from the three months ended September 30, 2005.

	Three Months Ended September 30,		Dollar
	2006	2005	Change
	($ in millions)

Net losses paid	$100.1	$85.9	$14.2
Net change in reported case reserves	(41.0)	112.3	(153.3)
Net change in IBNR	121.8	395.1	(273.3)

Net losses and loss expenses	$180.9	$593.3	$(412.4)

Net losses paid have increased $14.2 million, or 16.5%, to $100.1 million for the three months ended September 30, 2006 primarily due to claim payments relating to the 2004 and 2005 windstorms. During the three months ended September 30, 2006, approximately $44.8 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms compared to approximately $36.4 million during the three months ended September 30, 2005. During the three months ended September 30, 2006, we recovered approximately $11.6 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita.

The decrease in case reserves during the period ended September 30, 2006 was primarily due to the increase in net losses paid. The net change in reported case reserves for the three months ended September 30, 2006 included a $49.3 million net decrease relating to the 2004 and 2005 windstorms compared to a net $69.1 million increase in case reserves for the 2004 and 2005 windstorms during the three months ended September 30, 2005.

The net change in IBNR for the three months ended September 30, 2006 was lower than that for the three months ended September 30, 2005 primarily due to the absence of significant catastrophic activity during the current period.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended September 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, July 1	$2,818.3	$2,046.8
Incurred related to:
Current period non-catastrophe	219.6	260.5
Current period property catastrophe	—	370.8
Prior period non-catastrophe	(34.1)	(94.8)
Prior period property catastrophe	(4.6)	56.8

Total incurred	$180.9	$593.3
Paid related to:
Current period non-catastrophe	4.9	14.1
Current period property catastrophe	—	8.2
Prior period non-catastrophe	50.4	35.4
Prior period property catastrophe	44.8	28.2

Total paid	$100.1	$85.9
Foreign exchange revaluation	(0.2)	(0.2)

Net reserve for losses and loss expenses, September 30	2,898.9	2,554.0
Losses and loss expenses recoverable	688.1	660.3

Reserve for losses and loss expenses, September 30	$3,587.0	$3,214.3

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

Acquisition costs were $37.8 million for the three months ended September 30, 2006 as compared to $35.9 million for the three months ended September 30, 2005. Acquisition costs as a percentage of net premiums earned were 11.9% for the three months ended September 30, 2006, compared to 11.5% for the same period in 2005. The slight increase in this rate is primarily due to reduced ceding commissions on our general property and energy treaties on the renewals at October 1, 2005 and June 1, 2006, respectively.

AIG, one of our principal shareholders, was also a principal shareholder of IPC Holdings, Ltd., the parent company of IPCRe Underwriting Services Limited, (“IPCUSL”), until August 2006. Pursuant to our agreement with IPCUSL, we paid an agency commission of 6.5% of gross premiums written by IPCUSL on our behalf plus original commissions to producers. Total acquisition costs incurred by us related to this agreement for the three months ended September 30, 2006 and 2005 were $2.6 million and $4.7 million, respectively.

General and Administrative Expenses

General and administrative expenses represent overhead costs such as salaries and related costs, rent, travel and professional fees. They also include fees paid to subsidiaries of AIG in return for the provision of administrative services.

General and administrative expenses increased by $4.9 million, or 23.6%, for the three months ended September 30, 2006 compared to the same period in 2005. The increase was primarily the result of two factors: approximately $2.2 million increased stock based compensation costs and approximately $1.8 million in costs associated with our Chicago and San Francisco offices that opened in the fourth quarter of 2005. The remaining increase in general and administrative expenses was a result of increases in the number of employees, as well as increased salary and employee welfare costs for existing employees. Additional expenses associated with becoming a public company include additional legal, audit and rating agency fees. Our general and administrative expense ratio was 8.1% for the three months ended September 30, 2006, which was higher than 6.6% for the three months ended September 30, 2005, primarily as a result of general and administrative expenses rising at a faster rate than net premiums earned.

Our expense ratio was 20.0% for the three months ended September 30, 2006 compared to 18.1% for the three months ended September 30, 2005. The increase resulted primarily from increased general and administrative expenses, combined with a small increase in our acquisition cost ratio.

Interest Expense

Interest expense increased $4.4 million, or 86.3%, to $9.5 million for the three months ended September 30, 2006 from $5.1 million for the three months ended September 30, 2005.

Interest expense for the three months ended September 30, 2005 related to our $500.0 million seven-year term loan secured in March 2005. This loan was repaid in full during the three months ended September 30, 2006, using a portion of the proceeds from both our IPO, including the exercise in full by the underwriters of their over-allotment option, and the issuance of $500.0 million aggregate principal amount of senior notes. Interest on the term loan was based on LIBOR plus an applicable margin, while the senior notes bear interest at an annual rate of 7.50%. The average applicable LIBOR rate for the three months ended September 30, 2005 was approximately 3.4%, resulting in a lower expense in 2005.

Net Income

Net income for the three months ended September 30, 2006 was $114.0 million compared to a net loss of $283.4 million for the three months ended September 30, 2005. The increase was primarily the result of us benefiting from the absence of significant catastrophic events in the three months ended September 30, 2006, compared to the same period in 2005, as well as increased net investment income. Net income for the three months ended September 30, 2006 included a net foreign exchange gain of $0.6 million and income tax expense of $2.8 million. Net income for the three months ended September 30, 2005 included a net foreign exchange gain of $0.1 million and an income tax benefit of $6.6 million. Our effective tax rates for the income tax expense and income tax benefit were approximately 2.4% and 2.3% for the three months ended September 30, 2006 and 2005, respectively.

Comparison of Nine Months Ended September 30, 2006 and 2005

Premiums

Gross premiums written increased by $102.0 million, or 8.0%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily the result of increased gross premiums written in our reinsurance segment, where we wrote approximately $57.8 million in new business during the nine months ended September 30, 2006, including $14.7 million related to four ILW contracts. Net upward revisions to premium estimates on prior period business and differences in treaty participations and rates also served to increase gross premiums written for the segment. In addition, we benefited from the significant market rate increases on certain catastrophe exposed North American general property business resulting from record industry losses following the hurricanes which occurred in the second half of 2005. The amount of business written by our underwriters in our U.S. offices also increased. During the second half of 2005, we added staff members to our New York and Boston offices and opened offices in Chicago and San Francisco in order to expand our U.S. distribution platform. Gross premiums written by our underwriters in U.S. offices were $125.6 million for the nine months ended September 30, 2006, compared to $68.9 million for the nine months ended September 30, 2005.

Offsetting these increases was a reduction in gross premiums written due to the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Gross premiums written under these agreements in the nine months ended September 30, 2005 were approximately $22.1 million, compared to approximately $0.5 million in the nine months ended September 30, 2006. Although the agreements were cancelled, we continued to receive premium adjustments during the nine months ended September 30, 2006. We also had a reduction in the volume of property catastrophe business written on our behalf by IPCUSL under an underwriting agency agreement. During the nine months ended September 30, 2005, we received approximately $17.5 million in non-recurring reinstatement premium following Hurricanes Katrina and Rita. In addition, we reduced our exposure limits on this business, which resulted in approximately $9.2 million less gross premiums written. We also did not renew one large professional lines reinsurance treaty, which resulted in approximately $27.3 million in gross premiums written in the nine months ended September 30, 2005, due to unfavorable changes in terms at renewal.

The table below illustrates our gross premiums written by geographic location. Gross premiums written by our Bermuda operating subsidiary increased by 6.2% primarily due to new business in our reinsurance segment, as well as increases in certain property rates. Gross premiums written by our U.S. operating subsidiaries increased by 28.6% due to the expansion of our U.S. distribution platform since the prior period, as discussed above. We employ a regional distribution strategy in the United States via wholesalers and brokers targeting middle-market clients. We believe this business will be complementary to our current casualty and property direct insurance business produced through Bermuda and European markets, which primarily focus on underwriting risks for large multi-national and Fortune 1000 clients with complex insurance needs.

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
	($ in millions)

Bermuda	$1,026.7	$966.9	$59.8	6.2%
Europe	216.9	204.8	12.1	5.9
United States	135.3	105.2	30.1	28.6

	$1,378.9	$1,276.9	$102.0	8.0%

Net premiums written increased by $87.5 million, or 8.7%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 20.5% of premiums written for the nine months ended September 30, 2006 compared to 21.0% for the same period in 2005. Although the annual cost of our property catastrophe reinsurance protection increased in 2006 as a result of market rate increases and changes in the levels of coverage obtained, total premiums ceded under this program were approximately $0.3 million greater in 2005 due to costs incurred to reinstate our coverage after Hurricanes Katrina and Rita.

Net premiums earned decreased by $37.3 million, or 3.8%, for the nine months ended September 30, 2006, which reflected a decrease in gross premiums written in 2005, resulting primarily from the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG.

The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis by business segment.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Nine Months Ended September 30,
	2006	2005	2006	2005

Property	27.2%	24.8%	15.2%	18.4%
Casualty	34.4	37.5	43.0	46.2
Reinsurance	38.4	37.7	41.8	35.4

The increase in the percentage of property segment gross premiums written reflects the increase in rates and opportunities on certain catastrophe exposed North American property risks. The proportion of gross premiums written by our reinsurance segment increased in part due to net upward adjustments on premium estimates of prior years. On a net premiums earned basis, the percentage of reinsurance has increased for the nine months ended September 30, 2006 compared to the same period in 2005 due to the continued earning of increased premiums written over the past two years. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance.

Net Investment Income and Realized Gains/Losses

Net investment income earned during the nine months ended September 30, 2006 was $178.4 million compared to $127.7 million during the nine months ended September 30, 2005. The $50.7 million, or 39.7%, increase related primarily to increased earnings on our fixed maturity portfolio; net investment income related to this portfolio increased by approximately $45.6 million, or 39.6%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was the result of both increases in prevailing market interest rates and an approximate 18.6% increase in average aggregate invested assets. Our aggregate invested assets grew with the receipt of the net proceeds of our IPO, including the exercise in full by the underwriters of their over-allotment option, and the senior notes issuance, after repayment of our long-term debt, as well as increased operating cash flows. We also received an annual dividend of $8.4 million from an investment in a high-yield bond fund during the nine-month period ended September 30, 2006, which was $6.3 million greater than the amount received in the nine-month period ended September 30, 2005. Offsetting this increase was a reduction in income from our hedge funds. In the nine months ended September 30, 2006, we received distributions of $3.9 million in dividends-in-kind from three of our hedge funds based on the final 2005 asset values, which was included in net investment income. Comparatively, we received approximately $9.7 million in dividends during the nine-month period ended September 30, 2005. For 2006 and thereafter, we have elected not to receive dividends from these three hedge funds. Investment management fees of $3.5 million and $3.2 million were incurred during the nine months ended September 30, 2006 and 2005, respectively.

The annualized period book yield of the investment portfolio for the nine months ended September 30, 2006 and 2005 was 4.3% and 3.7%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year.

As of September 30, 2006, we had investments in four hedge funds, three funds that are managed by our investment managers, and one fund managed by a subsidiary of AIG. The market value of our investments in these hedge funds as of September 30, 2006 totaled $225.3 million compared to $215.1 million as of December 31, 2005. These investments generally impose restrictions on redemption, which may limit our ability to withdraw funds for some period of time after our initial investment. We also had an investment in a high-yield bond fund included within other invested assets on our balance sheet, the market value of which was $31.7 million as of September 30, 2006 compared to $81.9 million as of December 31, 2005. During the nine-month period ended September 30, 2006, we reduced our investment in this fund by approximately

$50 million. As our reserves and capital build, we may also consider other alternative investments in the future.

The following table shows the components of net realized investment losses.

	Nine Months Ended September 30,
	2006	2005
	($ in millions)

Net loss on fixed income investments	$(24.9)	$(7.1)
Net gain on interest rate swaps	0.4	2.2

Net realized investment losses	$(24.5)	$(4.9)

The recognition of realized gains and losses is considered to be a typical consequence of ongoing investment management. A large proportion of our portfolio is invested in fixed income securities and, therefore, our unrealized gains and losses are correlated with fluctuations in interest rates. We also sold a higher than average volume of securities during the three-month period ended March 31, 2006 as we realigned our portfolio with the new investment benchmark.

During the nine months ended September 30, 2006, the net loss on fixed income investments included a write-down of approximately $13.3 million related to declines in the market value of securities in our available for sale portfolio which were considered to be other than temporary. The declines in market value on such securities were due to changes in interest rates. During the nine-month period ended September 30, 2005, no declines in the market value of investments were considered to be other than temporary.

We analyze gains or losses on sales of securities separately from gains or losses on interest rate swaps. On April 21, 2005, we entered into certain interest rate swaps in order to fix the interest cost of our $500 million floating rate term loan. These swaps were terminated with an effective date of June 30, 2006, resulting in cash proceeds of approximately $5.9 million.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $489.2 million, or 46.3%, to $566.7 million for the nine months ended September 30, 2006 from $1,055.9 million for the nine months ended September 30, 2005. The primary reason for the reduction in these expenses was the absence of significant catastrophic events during the current period. The net losses and loss expenses for the nine months ended September 30, 2005 included the following:

•	Approximately $370.8 million accrued in relation to Hurricanes Katrina and Rita;

•	Loss and loss expenses of approximately $13.4 million related to windstorm Erwin, which occurred in the first quarter of 2005;

•	Net unfavorable development of approximately $62.5 million related to the windstorms of 2004; and

•	Net favorable development related to prior years of approximately $94.8 million. This net favorable development was primarily due to lower than expected loss emergence on 2003 and 2004 property insurance and reinsurance business and 2002 and 2003 casualty insurance business.

In comparison, we were not exposed to any significant catastrophes during the nine months ended September 30, 2006. In addition, net favorable development related to prior years of approximately $67.7 million was recognized during the period, including approximately $4.6 million in anticipated recoveries under our property catastrophe reinsurance protection related to Hurricane Frances. The remainder of the net favorable development related primarily to 2002 and 2003 accident year business written in our casualty segment, resulting from continued low loss emergence during the period. Net favorable reserve development related to prior years was also recognized in both of our property and reinsurance segments.

We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. Based on our current estimate of losses related to Hurricane Katrina, we believe we have exhausted our $135 million of property catastrophe reinsurance protection with respect to this event, leaving us with more limited reinsurance coverage available pursuant to our two remaining property quota share treaties should our Hurricane Katrina losses prove to be greater than currently estimated. Under the two remaining quota share treaties, we ceded 45% of our general property policies and 66% of our energy-related property policies. As of September 30, 2006, we had estimated gross losses related to Hurricane Katrina of $554 million. Losses ceded related to Hurricane Katrina were $135 million under the property catastrophe reinsurance protection and approximately $149 million under the property quota share treaties.

The loss and loss expense ratio for the nine months ended September 30, 2006 was 60.8% compared to 108.9% for the nine months ended September 30, 2005. Net favorable development recognized in the nine months ended September 30, 2006 reduced the loss and loss expense ratio by 7.3 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 68.1%. Comparatively, the net loss and loss expenses recognized in relation to the 2004 and 2005 windstorms, net of the favorable reserve development related to prior periods, increased the loss and loss expense ratio by 36.3 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 72.6%. The lower ratio in 2006 was primarily a function of two factors:

•	Higher loss and loss expense ratios for our property lines in 2005, which reflected the impact of certain rate decreases and increases in reported loss activity; and

•	Costs incurred in relation to our property catastrophe reinsurance protection were approximately $14.6 million greater in the nine months ended September 30, 2005 than for the same period in 2006, primarily due to charges incurred to reinstate our coverage after Hurricanes Katrina and Rita. The higher charge in 2005 resulted in lower net premiums earned and, thus, increased the loss and loss expense ratio.

The following table shows the components of the decrease of net losses and loss expenses of $489.2 million for the nine months ended September 30, 2006 from the nine months ended September 30, 2005.

	Nine Months Ended
	September 30,		Dollar
	2006	2005	Change
	($ in millions)

Net losses paid	$357.7	$276.9	$80.8
Net change in reported case reserves	(67.7)	201.2	(268.9)
Net change in IBNR	276.7	577.8	(301.1)

Net losses and loss expenses	$566.7	$1,055.9	$(489.2)

Net losses paid have increased $80.8 million, or 29.2%, to $357.7 million for the nine months ended September 30, 2006 primarily due to claim payments made in relation to the 2004 and 2005 windstorms. During the nine months ended September 30, 2006, $197.2 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms compared to $100.9 million during the nine months ended September 30, 2005. Net paid losses for the nine months ended September 30, 2006 included approximately $45.2 million recovered from our property catastrophe reinsurance protection as a result of losses paid due to Hurricanes Katrina and Rita.

The decrease in case reserves during the period ended September 30, 2006 was primarily due to the increase in net losses paid reducing the case reserves established. The net change in reported case reserves for the nine months ended September 30, 2006 included a $105.3 million reduction relating to the 2004 and 2005 windstorms compared to an increase in case reserves of $96.3 million for 2004 and 2005 windstorms during the nine months ended September 30, 2005.

The net change in IBNR for the nine months ended September 30, 2006 was lower than that for the nine months ended September 30, 2005, primarily due to the absence of significant catastrophic activity in the period.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months
	Ended September 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$2,689.1	$1,777.9
Incurred related to:
Current period non-catastrophe	634.4	704.0
Current period property catastrophe	—	384.2
Prior period non-catastrophe	(63.1)	(94.8)
Prior period property catastrophe	(4.6)	62.5

Total incurred	$566.7	$1,055.9
Paid related to:
Current period non-catastrophe	12.0	28.0
Current period property catastrophe	—	10.7
Prior period non-catastrophe	148.5	148.0
Prior period property catastrophe	197.2	90.2

Total paid	$357.7	$276.9
Foreign exchange revaluation	0.8	(2.9)

Net reserve for losses and loss expenses, September 30	2,898.9	2,554.0
Losses and loss expenses recoverable	688.1	660.3

Reserve for losses and loss expenses, September 30	$3,587.0	$3,214.3

Acquisition Costs

Acquisition costs were $106.9 million for the nine months ended September 30, 2006 compared to $109.8 million for the nine months ended September 30, 2005. Acquisition costs as a percentage of net premiums earned were 11.5% for the nine months ended September 30, 2006 compared to 11.3% for the same period in 2005. Ceding commissions, which are deducted from gross acquisition costs, decreased slightly in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to reductions in rates on both our general property and energy treaties upon renewal. We expect ceding commissions to decline through the remainder of 2006, as the higher ceding commissions on business written in the prior year become fully earned.

Pursuant to our agreement with IPCUSL, we paid an agency commission of 6.5% of gross premiums written by IPCUSL on our behalf plus original commissions to producers. Total acquisition costs incurred by us related to this agreement for the nine months ended September 30, 2006 and 2005 were $6.6 million and $10.1 million, respectively.

General and Administrative Expenses

General and administrative expenses increased by $5.5 million, or 8.2%, for the nine months ended September 30, 2006 compared to the same period in 2005. The increase was primarily the result of four factors: (1) increased stock based compensation costs; (2) an accrual for a gross-up for U.S. taxes to be paid to our Bermuda-based employees who are U.S. citizens; (3) increased costs of approximately $3.9 million associated with our Chicago and San Francisco offices that opened in the fourth quarter of 2005; and (4) additional expenses required of a public company, including increases in legal, audit and rating agency fees. Stock based compensation charges increased by approximately $5.0 million, primarily as a result of a $2.8 million one-time charge incurred to adjust the value of our outstanding options and RSUs based on a change in fair value. Further contributing to the increase were expenses related to the adoption of a long-term incentive plan. We have also accrued additional compensation expense for our Bermuda-based U.S. citizen employees in light of recent changes in U.S. tax legislation. Offsetting these increases was a $2.0 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006. Starting in 2006, cost-plus and flat fee arrangements replaced the fees previously paid under our administrative services agreements with AIG subsidiaries, which were based on gross premiums written. The salary and infrastructure costs related to those services expensed in the nine months ended September 30, 2006 were approximately $2.0 million less than the cost of the administrative services fees based on gross premiums written in the nine months ended September 30, 2005. We do not expect this trend to continue because we anticipate adding staff and resources through the remainder of 2006 and into 2007. We also expect information technology costs to increase as our own infrastructure is put in place. Our general and administrative expense ratio was 7.7% for the nine months ended September 30, 2006 compared to 6.9% for the nine months ended September 30, 2005; the increase was primarily due to general and administrative expenses rising, while net premiums earned declined, as described.

Our expense ratio increased to 19.2% for the nine months ended September 30, 2006 from 18.2% for the nine months ended September 30, 2005 as the result of our higher general and administrative expense ratio.

Interest Expense

Interest expense increased $13.3 million, or 135.7%, to $23.1 million for the nine months ended September 30, 2006 from $9.8 million for the nine months ended September 30, 2005. Our seven-year term loan incepted on March 30, 2005. In July 2006 we repaid this loan with a combination of a portion of both the proceeds from our IPO, including the exercise in full by the underwriters of their over-allotment option, and the issuance of $500.0 million aggregate principal amount of senior notes. The senior notes bear interest at an annual rate of 7.50%, whereas the term loan carried a floating rate based on LIBOR plus an applicable margin. Interest expense increased during the current year for two reasons: (1) we had long-term debt outstanding for the entire period in 2006 compared to only six months in 2005 and (2) the applicable interest rates in the nine months ended September 30, 2006 were higher than those for the same period in 2005.

Net Income

As a result of the above, net income for the nine months ended September 30, 2006 was $314.5 million compared to a net loss of $147.5 million for the nine months ended September 30, 2005. The increase was primarily the result of an absence of significant catastrophic events in the nine months ended September 30, 2006 combined with an increase in net investment income. Net income for the nine months ended September 30, 2006 and September 30, 2005 included a net foreign exchange gain of $0.5 million and a net foreign exchange loss of $0.5 million, respectively. We recognized an income tax recovery of $2.9 million during the nine months ended September 30, 2005 due to our loss before income taxes. We recognized an income tax expense of $3.2 million during the current period.

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

Reinsurance Segment.  Our reinsurance segment includes the reinsurance of property, general casualty, professional lines, specialty lines and catastrophe coverages written by other insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets including professional lines, specialty casualty, property for U.S. regional insurers, and accident and health.

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

Property Segment

The following table summarizes the underwriting results and associated ratios for the property segment for the three months and nine months ended September 30, 2006 and 2005.

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005
	($ in millions)

Revenues
Gross premiums written	$88.2	$85.0	$374.8	$316.5
Net premiums written	40.9	25.3	152.8	123.3
Net premiums earned	46.6	40.0	141.6	178.5
Expenses
Net losses and loss expenses	$28.9	$252.7	$86.9	$345.3
Acquisition costs	(0.4)	(1.8)	(2.6)	7.7
General and administrative expenses	6.3	4.8	18.2	14.2
Underwriting income (loss)	11.8	(215.7)	39.1	(188.7)
Ratios
Loss and loss expense ratio	62.1%	630.9%	61.4%	193.4%
Acquisition cost ratio	(0.8)	(4.4)	(1.9)	4.3
General and administrative expense ratio	13.5	12.2	12.9	8.0
Expense ratio	12.7	7.8	11.0	12.3
Combined ratio	74.8	638.7	72.4	205.7

Comparison of Three Months Ended September 30, 2006 and 2005

Premiums.  Gross premiums written were $88.2 million for the three months ended September 30, 2006 compared to $85.0 million for the three months ended September 30, 2005, an increase of $3.2 million, or 3.8%. The increase in gross premiums written was primarily the result of an increase in the amount of business written by our U.S. offices, which were in the start-up phase during 2005. Gross premiums written by our underwriters in these offices were $16.1 million for the three months ended September 30, 2006, compared to $4.6 million for the same period in 2005. This increase was largely offset by a reduction in general property business written in our Bermuda office; gross premiums written relating to this business for the three months ended September 30, 2006 and 2005, respectively, were $17.1 million and $26.7 million. Although significant market rate increases on certain catastrophe exposed North American general property business were noted, we tempered our writings during the period in order to manage our accumulated catastrophe exposure limits. In addition, the volume of energy business written in our Bermuda office declined approximately $6.1 million from the prior period primarily because we did not renew certain onshore energy-related business that no longer met our underwriting requirements.

Net premiums written increased by $15.6 million, or 61.7%, a higher percentage increase than that of gross premiums written. This was primarily the result of additional premiums of approximately $13.3 million ceded in the three months ended September 30, 2005 in order to reinstate our property catastrophe reinsurance protection following Hurricanes Katrina and Rita. Net premiums earned increased by $6.6 million, or 16.5%. Net premiums earned were reduced by the cost of our property catastrophe reinsurance protection in both periods. The corresponding negative impact on net premiums earned was approximately $17.2 million in the three months ended September 30, 2005, compared to approximately $12.3 million for the same period in 2006. Although the cost of this coverage rose in 2006, the premiums paid to reinstate coverage in 2005 affected net premiums earned more significantly. The cost of property catastrophe reinsurance rose in 2006 due to both rate increases and increases in coverage levels, as well as a change in the internal structure of the program.

The percentage of gross premiums written ceded on our general property treaty increased from 45% to 55% when the treaty renewed on November 1, 2006.

Net losses and loss expenses.  Net losses and loss expenses decreased by 88.6% to $28.9 million for the three months ended September 30, 2006 from $252.7 million for the three months ended September 30, 2005. Net losses and loss expenses for the three-month period ended September 30, 2005 were impacted by the following:

•	Loss and loss expenses of approximately $194.3 million accrued in relation to Hurricanes Katrina and Rita, which occurred in August and September 2005, respectively;

•	Net unfavorable development of approximately $49.0 million related to the windstorms of 2004; and

•	Net favorable reserve development relating to prior years of approximately $61.4 million. This net favorable development was primarily due to low loss emergence on our 2003 and 2004 accident year general property and energy business, exclusive of the 2004 windstorms.

In comparison, we were not exposed to any significant catastrophes during the three months ended September 30, 2006. In addition, net favorable development relating to prior years of approximately $14.2 million was recognized during this period. This net development was attributable to several factors, including:

•	Excluding the losses related to the 2005 windstorms, lighter than expected loss emergence on 2005 accident year general property business;

•	Favorable loss emergence on 2004 accident year energy business; and

•	Anticipated recoveries of approximately $3.4 million recognized under our property catastrophe reinsurance protection related to Hurricane Frances, as we surpassed our applicable level of loss retention.

The loss and loss expense ratio for the three months ended September 30, 2006 was 62.1% compared to 630.9% for the three months ended September 30, 2005. Net favorable development recognized in the three months ended September 30, 2006 reduced the loss and loss expense ratio by 30.5 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 92.6%. The results for our energy line of business during 2006 have been adversely affected by dramatic increases in commodity prices, which have led to higher loss costs. As commodity prices rise, so does the severity of business interruption claims, along with the frequency of mechanical breakdown as our insureds step up production to take advantage of the higher prices. We expect to reduce our exposures on energy business in future quarters due to the current market conditions. In comparison, the net losses and loss expenses recognized in relation to the 2004 and 2005 windstorms, net of the favorable reserve development related to prior periods, increased the loss and loss expense ratio for the three months ended September 30, 2005 by 454.3 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 176.6%. The lower ratio in 2006 was a function of two factors:

•	The impact of certain rate decreases and increases in reported loss activity in 2005; and

•	Costs incurred in relation to our property catastrophe reinsurance protection were approximately $5.0 million greater in the three months ended September 30, 2005 than for the same period in 2006, due to charges incurred to reinstate our coverage after Hurricanes Katrina and Rita. The higher charge in 2005 resulted in lower net premiums earned and, thus, increased the loss and loss expense ratio.

Net paid losses for the three months ended September 30, 2006 and 2005 were $52.1 million and $55.5 million, respectively. Net paid losses for the three months ended September 30, 2006 included $7.0 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended September 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, July 1	$482.8	$364.8
Incurred related to:
Current period non-catastrophe	43.1	70.8
Current period property catastrophe	—	194.3
Prior period non-catastrophe	(10.8)	(61.4)
Prior period property catastrophe	(3.4)	49.0

Total incurred	$28.9	$252.7
Paid related to:
Current period non-catastrophe	1.4	10.0
Current period property catastrophe	—	2.9
Prior period non-catastrophe	33.7	25.0
Prior period property catastrophe	17.0	17.6

Total paid	$52.1	$55.5
Foreign exchange revaluation	(0.2)	(0.2)

Net reserve for losses and loss expenses, September 30	459.4	561.8
Losses and loss expenses recoverable	474.0	480.3

Reserve for losses and loss expenses, September 30	$933.4	$1,042.1

Acquisition costs.  Acquisition costs increased to negative $0.4 million for the three months ended September 30, 2006 from negative $1.8 million for the three months ended September 30, 2005. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio increased to negative 0.8% for the three months ended September 30, 2006 from negative 4.4% for the same period in 2005 primarily as a result of lower ceding commissions earned on reinsurance we purchase. When the treaty renewed on October 1, 2005, the ceding commission rate on our general property treaty was reduced from a 26% flat rate to a proportionate share of acquisition costs incurred by us plus a 7.5% fee. This has resulted in lower ceding commissions due to us over the past year, meaning that acquisition costs have increased. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the rates will vary from renewal period to renewal period. If the amount of ceding commissions earned exceeds the brokerage fees and commissions incurred, the overall acquisition costs will be negative. When our energy treaty renewed on June 1, 2006, the ceding commission rate declined from 26% to 20%. The ceding commission rate on our general property treaty increased to a 21% flat rate when it renewed on November 1, 2006.

General and administrative expenses.  General and administrative expenses increased to $6.3 million for the three months ended September 30, 2006 from $4.8 million for the three months ended September 30, 2005. The increase in general and administrative expenses was attributable to increased stock based compensation expenses and additional staff and administrative expenses incurred in conjunction with the continued expansion of our U.S. property distribution platform. The cost of salaries and employee welfare expenses also increased for existing staff. The increase in the general and administrative expense ratio from 12.2% for the three months ended September 30, 2005 to 13.5% for the same period in 2006 was the result of start-up costs in the United States rising at a faster rate than net premiums earned and increased compensation expenses.

Comparison of Nine Months Ended September 30, 2006 and 2005

Premiums.  Gross premiums written were $374.8 million for the nine months ended September 30, 2006 compared to $316.5 million for the nine months ended September 30, 2005, an increase of $58.3 million, or 18.4%. The increase in gross premiums written was primarily due to significant market rate increases on certain catastrophe exposed North American general property business, resulting from record industry losses following the hurricanes that occurred in the second half of 2005. We also had an increase in the amount of business written due to increased opportunities in the property insurance market. In addition to this increase, gross premiums written also rose in the current period due to continued expansion of our U.S distribution platform. During the second half of 2005, we added staff members to our New York and Boston offices and opened offices in Chicago and San Francisco. Gross premiums written by our underwriters in these offices were $42.8 million for the period compared to $6.4 million for the nine months ended September 30, 2005. Offsetting these increases was a reduction in gross premiums written resulting from the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Gross premiums written under these agreements in the nine months ended September 30, 2006 were approximately $0.1 compared to $11.4 million written in the nine months ended September 30, 2005. Gross premiums written also declined by approximately $11.0 million due to the non-renewal of a fronted program whereby we ceded 100% of the gross premiums written.

Net premiums written increased by $29.5 million, or 23.9%, a larger increase than that of gross premiums written as the consequence of several factors:

•	Effective October 1, 2005, the quota share percentage on our general property treaty declined from 45% to 35%; as of April 1, 2006, this percentage returned to 45%. As a result, the higher rate was in effect for the whole nine months ended September 30, 2005 but only six months for the same period in 2006, with the gross premiums written in the remaining three months ceded at a lower rate.

•	The percentage of premiums ceded on our energy treaty fell 7.5 percentage points, from 66% to 58.5%, when it renewed on June 1, 2006.

•	The non-renewal of a fronted program, which was ceded at 100%.

Offsetting these factors was an increase in the cost of our property catastrophe reinsurance protection. Premiums ceded in relation to this protection for the property segment were $42.3 million in the nine months ended September 30, 2006, which was a $14.7 million increase over the same period in the prior year. The increase in cost was due to market rate increases resulting from the 2004 and 2005 hurricanes and changes in the level of coverage obtained, as well as internal changes in the structure of the program. These increases were partially offset by additional premiums ceded in 2005 to reinstate our coverage following losses incurred from Hurricanes Katrina and Rita; no such reinstatement premiums were necessary in the same period of 2006.

Net premiums earned decreased by $36.9 million, or 20.7%, primarily due to the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Net premiums earned for the nine months ended September 30, 2005 included approximately $74.8 million related to the AIG agreements, exclusive of the cost of property catastrophe reinsurance protection. The corresponding net premiums earned for the nine-month period ended September 30, 2006 were approximately $1.0 million. This decline was partially offset by increased net premiums earned resulting from the higher gross premiums written.

Net losses and loss expenses.  Net losses and loss expenses decreased by 74.8% to $86.9 million for the nine months ended September 30, 2006 from $345.3 million for the nine months ended September 30, 2005. Net losses and loss expenses for the nine-month period ended September 30, 2005 were impacted by three significant factors, namely:

•	Loss and loss expenses of approximately $194.3 million accrued in relation to Hurricanes Katrina and Rita, which occurred in August and September 2005, respectively;

•	Net unfavorable development of approximately $49.0 million related to the windstorms of 2004; and

•	Net favorable reserve development related to prior years of approximately $61.4 million. This net favorable development was primarily due to low loss emergence on our 2003 and 2004 accident year general property and energy business, exclusive of the 2004 windstorms.

In comparison, we were not exposed to any significant catastrophes during the nine months ended September 30, 2006. In addition, net favorable development relating to prior years of approximately $20.2 million was recognized during this period. This net development was attributable to several factors, including:

•	Excluding the losses related to the 2005 windstorms, lighter than expected loss emergence on 2005 accident year general property business, offset partially by unfavorable development on our energy business for that accident year;

•	Favorable loss emergence on 2004 accident year general property and energy business;

•	Anticipated recoveries of approximately $3.4 million recognized under our property catastrophe reinsurance protection related to Hurricane Frances, as we surpassed our applicable level of loss retention; and

•	Unfavorable development of approximately $2.5 million relating to the 2005 windstorms.

The loss and loss expense ratio for the nine months ended September 30, 2006 was 61.4%, compared to 193.4% for the nine months ended September 30, 2005. Net favorable development recognized in the nine months ended September 30, 2006 reduced the loss and loss expense ratio by 14.2 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 75.6%, reflecting both increases in the cost of our property catastrophe reinsurance as well as increased losses and loss expenses on our energy business due to rising claims costs as a result of significantly elevated commodity prices. In comparison, the net losses and loss expenses recognized in relation to the 2004 and 2005 windstorms, net of the favorable reserve development related to prior periods, increased the loss and loss expense ratio for the nine months ended September 30, 2005 by 101.9 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 91.5%. The lower ratio in 2006 was primarily a function of two factors:

•	Higher loss and loss expense ratios in 2005, which reflected the impact of certain rate decreases and increases in reported loss activity; and

•	Costs incurred in relation to our property catastrophe reinsurance protection on an earned basis were approximately $5.3 million greater in the nine months ended September 30, 2005 than for the same period in 2006, primarily due to charges incurred to reinstate our coverage after Hurricanes Katrina and Rita. The higher charge in 2005 resulted in lower net premiums earned and, thus, increased the loss and loss expense ratio.

Net paid losses for the nine months ended September 30, 2006 and 2005 were $172.0 million and $184.8 million, respectively. Net paid losses for the nine months ended September 30, 2006 included $26.9 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months
	Ended September 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$543.7	$404.2
Incurred related to:
Current period non-catastrophe	107.0	163.4
Current period property catastrophe	—	194.3
Prior period non-catastrophe	(19.2)	(61.4)
Prior period property catastrophe	(0.9)	49.0

Total incurred	$86.9	$345.3
Paid related to:
Current period non-catastrophe	4.4	20.2
Current period property catastrophe	—	2.9
Prior period non-catastrophe	89.4	105.6
Prior period property catastrophe	78.2	56.1

Total paid	$172.0	$184.8
Foreign exchange revaluation	0.8	(2.9)

Net reserve for losses and loss expenses, September 30	459.4	561.8
Losses and loss expenses recoverable	474.0	480.3

Reserve for losses and loss expenses, September 30	$933.4	$1,042.1

Acquisition costs.  Acquisition costs decreased to negative $2.6 million for the nine months ended September 30, 2006 from $7.7 million for the nine months ended September 30, 2005. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased to negative 1.9% for the nine months ended September 30, 2006 from 4.3% for the same period in 2005 primarily as a result of changes in our U.S. distribution platform. Historically, our U.S. business was generated via surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Under these agreements, we paid additional commissions to the program administrators and cedent equal to 7.5% of the gross premiums written. These agreements were cancelled and the related gross premiums written were substantially earned by December 31, 2005. Gross premiums written from our U.S. offices are now underwritten by our own staff and, as a result, we do not incur the 7.5% override commission historically paid to subsidiaries of AIG. In addition, we now cede a portion of our U.S. business on a quota share basis under our property treaties. These cessions generate additional ceding commissions and have helped to further reduce acquisition costs on our U.S. business.

This reduction was offset slightly by reduced ceding commissions on our general property treaty; the ceding commission rate declined from a 26% flat rate to a proportionate share of acquisition costs incurred by us plus a 7.5% fee when the treaty was renewed on October 1, 2005. This has resulted in lower ceding commissions due to us over the past year, which has meant that acquisition costs have increased. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write, less ceding commissions earned on reinsurance we purchase.

When our energy treaty renewed on June 1, 2006, the ceding commission rate declined from 26% to 20%. The ceding commission rate on our general property treaty increased to a 21% flat rate when it renewed on November 1, 2006.

General and administrative expenses.  General and administrative expenses increased to $18.2 million for the nine months ended September 30, 2006 from $14.2 million for the nine months ended September 30, 2005. General and administrative expenses included fees paid to subsidiaries of AIG in return for the provision of certain administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative agreements with AIG subsidiaries were amended and now contain both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. The increase in general and administrative expenses was primarily attributable to increased stock compensation expenses due to changes in the fair value of our options and RSUs and the adoption of a long-term incentive plan, as well as additional staff and administrative expenses incurred in conjunction with the expansion of our U.S. property distribution platform. The cost of salaries and employee welfare also increased for existing staff. The increase in the general and administrative expense ratio from 8.0% for the nine months ended September 30, 2005 to 12.9% for the same period in 2006 was the result of the reduction in net premiums earned, as described, combined with start-up costs in the United States rising at a faster rate than net premiums earned.

Casualty Segment

The following table summarizes the underwriting results and associated ratios for the casualty segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in millions)

Revenues
Gross premiums written	$144.6	$153.3	$475.1	$478.5
Net premiums written	127.9	138.6	414.8	423.9
Net premiums earned	135.2	146.6	400.5	447.9
Expenses
Net losses and loss expenses	$79.0	$101.9	$259.0	$322.6
Acquisition costs	7.3	8.0	23.6	24.9
General and administrative expenses	12.9	10.3	35.9	30.7
Underwriting income (loss)	36.0	26.4	82.0	69.7
Ratios
Loss and loss expense ratio	58.4%	69.6%	64.7%	72.0%
Acquisition cost ratio	5.4	5.4	5.9	5.6
General and administrative expense ratio	9.6	7.0	8.9	6.8
Expense ratio	15.0	12.4	14.8	12.4
Combined ratio	73.4	82.0	79.5	84.4

Comparison of Three Months Ended September 30, 2006 and 2005

Premiums.  Gross premiums written decreased $8.7 million, or 5.7%, for the three months ended September 30, 2006 compared to the same period in 2005. This decrease was primarily the result of a reduction in premiums written in our Bermuda office, due to some non-recurring business written during 2005, as well as slight decreases in market rates. This reduction was largely offset by an increase in the amount of business written through our U.S. offices as a result of continued expansion of our New York and Boston underwriting capabilities, combined with the opening of our new offices in Chicago and San Francisco in the fourth quarter of 2005. During the three-month period ended September 30, 2006, gross premiums written in our four U.S. offices totaled approximately $32.1 million compared to $23.5 million in the prior period.

Net premiums written decreased consistently with gross premiums written. The $11.4 million, or 7.8%, decline in net premiums earned was consistent with the decline in net premiums written.

Net losses and loss expenses.  Net losses and loss expenses decreased to $79.0 million for the three months ended September 30, 2006 from $101.9 million for the three months ended September 30, 2005 due both to the reduction in net premiums earned as well as higher levels of net favorable reserve development recognized in comparison to the prior period. During the three months ended September 30, 2006, net favorable development of approximately $21.0 million was recognized, primarily in light of continued low loss emergence on the 2002 and 2003 accident year general casualty and professional lines business. Comparatively, during the three months ended September 30, 2005, net favorable development of approximately $11.9 million was recognized on the 2002 and 2003 accident year general casualty and professional lines business. The net favorable development recognized reduced the loss and loss expense ratio by 15.6 and 8.1 percentage points for the three months ended September 30, 2006 and 2005, respectively. Thus, the loss and loss expense ratio related to the current period’s business was 74.0% for the three months ended September 30, 2006 and 77.7% for the three months ended September 30, 2005. The higher rate in 2005 reflected an increase in reported losses for U.S. healthcare and European general casualty business. Net paid losses for the three months ended September 30, 2006 and 2005 were $3.4 million and $2.2 million, respectively.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended September 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, July 1	$1,557.2	$1,223.9
Incurred related to:
Current period non-catastrophe	100.0	113.8
Current period catastrophe	—	—
Prior period non-catastrophe	(21.0)	(11.9)
Prior period catastrophe	—	—

Total incurred	$79.0	$101.9
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	3.4	2.2
Prior period catastrophe	—	—

Total paid	$3.4	$2.2
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	1,632.8	1,323.6
Losses and loss expenses recoverable	168.2	113.5

Reserve for losses and loss expenses, September 30	$1,801.0	$1,437.1

Acquisition costs.  Acquisition costs decreased $0.7 million, or 8.8%, to $7.3 million for the three months ended September 30, 2006 from $8.0 million for the three months ended September 30, 2005. The decrease was directly related to the reduction in net premiums earned and, as a result, the acquisition cost ratio was stable at 5.4% for both the three months ended September 30, 2006 and 2005.

General and administrative expenses.  General and administrative expenses increased from $10.3 million to $12.9 million for the three months ended September 30, 2005 and 2006, respectively. The 2.6 percentage point increase in the general and administrative expense ratio from 7.0% for the three months ended September 30, 2005 to 9.6% for the same period in 2006 was primarily a function of rising levels of general and administrative costs due to increased stock based compensation expense and increased costs due to the continued expansion of our U.S. distribution platform, while net premiums earned declined.

Comparison of Nine Months Ended September 30, 2006 and 2005

Premiums.  Gross premiums written for the nine months ended September 30, 2006 were consistent with the prior period, declining only 0.7%, or $3.4 million. Although gross premiums written declined by approximately $10.3 million as a result of the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG, this reduction was more than offset by an increase in the level of business written in our U.S. offices. During the nine-month period ended September 30, 2006, gross premiums written in these offices totaled approximately $82.9 million compared to $62.5 million in the prior period. Offsetting this increase was a reduction in gross premiums written in our Bermuda office, primarily due to certain non-recurring business written in 2005, as well as slight reductions in market rates.

Net premiums written decreased in-line with the increase in gross premiums written. The $47.4 million, or 10.6%, decline in net premiums earned was the result of the decline in gross premiums written during 2005 as a result of the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. These reduced premiums continued to be earned during the current period.

Net losses and loss expenses.  Net losses and loss expenses decreased $63.6 million, or 19.7%, to $259.0 million for the nine months ended September 30, 2006 from $322.6 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, approximately $37.2 million in net favorable reserve development relating to prior periods was recorded, primarily due to favorable loss emergence on the 2002 and 2003 accident years. This favorable development, however, was partially offset by some unfavorable development on certain claims relating to our U.S. casualty business. Comparatively, during the nine months ended September 30, 2005, net favorable reserve development relating to prior years of approximately $11.9 million was recognized. The net favorable development recognized reduced the loss and loss expense ratio by 9.3 and 2.7 percentage points for the nine months ended September 30, 2006 and 2005, respectively. Thus, the loss and loss expense ratio related to the current period’s business was 74.0% for the nine months ended September 30, 2006 and 74.7% for the nine months ended September 30, 2005. Net paid losses for the nine months ended September 30, 2006 and 2005 were $45.3 million and $18.6 million, respectively. Net paid losses for the nine months ended September 30, 2006 included $25.0 million for a general liability loss that occurred during Hurricane Katrina.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months
	Ended September 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$1,419.1	$1,019.6
Incurred related to:
Current period non-catastrophe	296.2	334.5
Current period catastrophe	—	—
Prior period non-catastrophe	(37.2)	(11.9)
Prior period catastrophe	—	—

Total incurred	$259.0	$322.6
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	20.3	18.6
Prior period catastrophe	25.0	—

Total paid	$45.3	$18.6
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	1,632.8	1,323.6
Losses and loss expenses recoverable	168.2	113.5

Reserve for losses and loss expenses, September 30	$1,801.0	$1,437.1

Acquisition costs.  Acquisition costs were $23.6 million for the nine months ended September 30, 2006 compared to $24.9 million for the nine months ended September 30, 2005. The acquisition cost ratio increased from 5.6% for the nine months ended September 30, 2005 to 5.9% for the same period in 2006. The increase was primarily the result of an increase in brokerage fees and commissions on premiums earned.

General and administrative expenses.  General and administrative expenses increased to $35.9 million for the nine months ended September 30, 2006 from $30.7 million for the nine months ended September 30, 2005. General and administrative expenses included fees paid to subsidiaries of AIG in return for the provision of certain administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative agreements with AIG subsidiaries were amended and now contain both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. The increase in general and administrative expenses was primarily attributable to salary and employee welfare and stock based compensation increases, as well as costs associated with additional staff and infrastructure associated with the expansion of our U.S distribution platform. The increase in the general and administrative expense ratio from 6.8% for the nine months ended September 30, 2005 to 8.9% for the same period in 2006 was the result of the reduction in net premiums earned, as described, combined with higher compensation expense and start-up costs in the United States.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)

Revenues
Gross premiums written	$129.8	$91.6	$529.0	$482.0
Net premiums written	129.3	85.8	528.2	461.3
Net premiums earned	136.0	126.7	390.1	343.1
Expenses
Net losses and loss expenses	$73.0	$238.7	$220.8	$388.0
Acquisition costs	30.9	29.7	86.0	77.2
General and administrative expenses	6.5	5.6	18.1	21.8
Underwriting income (loss)	25.6	(147.3)	65.2	(143.9)
Ratios
Loss and loss expense ratio	53.7%	188.4%	56.6%	113.1%
Acquisition cost ratio	22.7	23.5	22.0	22.5
General and administrative expense ratio	4.8	4.4	4.7	6.4
Expense ratio	27.5	27.9	26.7	28.9
Combined ratio	81.2	216.3	83.3	142.0

Comparison of Three Months Ended September 30, 2006 and 2005

Premiums.  Gross premiums written were $129.8 million for the three months ended September 30, 2006 compared to $91.6 million for the three months ended September 30, 2005, an increase of $38.2 million, or 41.7%. Gross premiums written increased primarily as a result of new business. We added approximately $32.4 million in gross premiums written related to new business during the three months ended September 30, 2006. Included in this figure was gross premiums written of approximately $9.4 million related to three industry loss warranty contracts. Gross premiums written also increased as the result of changes in treaty renewal dates. Offsetting these increases was a reduction in business written under our underwriting agency agreement with IPCUSL; the volume of business was significantly higher in 2005 as a result of approximately $17.5 million in gross premiums written pertaining to coverage reinstatements after Hurricanes Katrina and Rita.

Net premiums written increased by $43.5 million, or 50.7%. This was primarily the result of non-recurring premiums of approximately $7.2 million ceded in the three months ended September 30, 2005 in order to reinstate our property catastrophe reinsurance protection following Hurricanes Katrina and Rita. Net premiums earned increased $9.3 million, or 7.3%. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums earn ratably over the term of the reinsurance contract.

Net losses and loss expenses.  Net losses and loss expenses decreased from $238.7 million for the three months ended September 30, 2005 to $73.0 million for the three months ended September 30, 2006. Net losses and loss expenses for the three months ended September 30, 2005 were impacted by three significant factors:

•	Losses and loss expenses of approximately $176.5 million accrued in relation to Hurricanes Katrina and Rita, which occurred in August and September 2005, respectively;

•	Net unfavorable development of approximately $7.8 million related to the windstorms of 2004; and

•	Net favorable reserve development related to prior years of approximately $21.5 million. This net favorable development was primarily due to low loss emergence on our 2003 and 2004 property reinsurance business, exclusive of the 2004 windstorms.

In comparison, we were not exposed to any significant catastrophes during the three months ended September 30, 2006. In addition, net favorable development relating to prior years of approximately $3.4 million was recognized during the period. This included approximately $1.2 million in anticipated recoveries under our property catastrophe reinsurance protection related to Hurricane Frances. The remainder of the net favorable development related to the 2002 and 2003 accident year business written on our behalf by IPCUSL, as loss activity has slowed.

The loss and loss expense ratio for the three months ended September 30, 2006 was 53.7%, compared to 188.4% for the three months ended September 30, 2005. Net favorable development recognized in the three months ended September 30, 2006 reduced the loss and loss expense ratio by 2.5 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 56.2%. In comparison, the net losses and loss expenses recognized in relation to the 2004 and 2005 windstorms, net of the favorable reserve development related to prior periods, increased the loss and loss expense ratio for the three months ended September 30, 2005 by 128.5 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 59.9%. The lower ratio in 2006 was primarily a function of costs incurred in relation to our property catastrophe reinsurance protection, which were approximately $8.9 million greater in the three months ended September 30, 2005 than for the same period in 2006 due to charges incurred to reinstate our coverage after the 2005 windstorms. The higher charge in 2005 resulted in lower net premiums earned and, therefore, a higher 2005 loss and loss expense ratio.

Net paid losses were $44.6 million for the three months ended September 30, 2006 compared to $28.2 million for the three months ended September 30, 2005. The increase primarily related to losses paid as a result of the 2005 windstorms. Net paid losses for the three months ended September 30, 2006 included $4.6 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three-month periods ended September 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended September 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, July 1	$778.3	$458.1
Incurred related to:
Current period non-catastrophe	76.5	75.9
Current period property catastrophe	—	176.5
Prior period non-catastrophe	(2.3)	(21.5)
Prior period property catastrophe	(1.2)	7.8

Total incurred	$73.0	$238.7
Paid related to:
Current period non-catastrophe	3.5	4.1
Current period property catastrophe	—	5.3
Prior period non-catastrophe	13.3	8.2
Prior period property catastrophe	27.8	10.6

Total paid	$44.6	$28.2
Foreign exchange revaluation	—	—
Net reserve for losses and loss expenses, September 30	806.7	668.6
Losses and loss expenses recoverable	45.9	66.5

Reserve for losses and loss expenses, September 30	$852.6	$735.1

Acquisition costs.  Acquisition costs increased $1.2 million to $30.9 million for the three months ended September 30, 2006 from $29.7 million for the three months ended September 30, 2005 primarily as a result of the increase in net premiums earned. The acquisition cost ratio of 22.7% for the three-month period ended September 30, 2006 was lower than the 23.5% acquisition cost ratio for the three-month period ended September 30, 2005 primarily due to the ILW contracts, which carried lower acquisition costs.

General and administrative expenses.  General and administrative expenses increased to $6.5 million for the three months ended September 30, 2006 from $5.6 million for the three months ended September 30, 2005. The increase was primarily the result of increased stock based compensation expenses, including the adoption of a long-term incentive plan.

Comparison of Nine Months Ended September 30, 2006 and 2005

Premiums.  Gross premiums written were $529.0 million for the nine months ended September 30, 2006 compared to $482.0 million for the nine months ended September 30, 2005, an increase of $47.0 million, or 9.8%. The increase in gross premiums written was primarily due to new business of approximately $57.8 million, including four ILW contracts that contributed $14.7 million to gross premiums written. In addition, net upward premium adjustments on prior year business totaling approximately $68.8 million further increased gross premiums written, as the comparable figure for 2005 was approximately $31.4 million. Partially offsetting these increases were several treaties that were not renewed in the current year; this included one treaty that contributed approximately $27.3 million to gross premiums written in the prior period which was not renewed due to unfavorable changes in contract terms. In addition, approximately $17.5 million of the gross premiums written during the nine months ended September 30, 2005 related to non-recurring amounts pertaining to coverage reinstatements after Hurricanes Katrina and Rita on business written under our underwriting agency agreement with IPCUSL. Although rates on property catastrophe business have increased, we reduced our exposure limits on the IPCUSL business, which reduced gross premiums written. IPCUSL wrote $50.1 million of property catastrophe business on our behalf in the nine months ended September 30, 2006 compared to $76.9 million in the same period in 2005.

Net premiums written increased by $66.9 million, or 14.5%, a higher percentage than that for gross premiums written. The higher percentage was primarily a result of changes in the internal structure of our property catastrophe reinsurance protection. This resulted in a reduction of $15.0 million in ceded premium in the nine-month period ended September 30, 2006 compared to the same period in 2005. The $47.0 million, or 13.7%, increase in net premiums earned was the result of a continued increase in net premiums written over the past two years. In addition, net upward increases in premium estimates on business written in prior periods have contributed to increases in net premiums earned, as has the reduction in premiums ceded in relation to the property catastrophe reinsurance protection.

Net losses and loss expenses.  Net losses and loss expenses decreased to $220.8 million for the nine months ended September 30, 2006 from $388.0 million for the nine months ended September 30, 2005. Net losses and loss expenses for the nine months ended September 30, 2005 were impacted by four significant factors:

•	Losses and loss expenses of approximately $13.4 million as a result of windstorm Erwin, which occurred early in 2005;

•	Losses and loss expenses of approximately $176.5 million accrued in relation to Hurricanes Katrina and Rita;

•	Net unfavorable development of approximately $13.4 million related to the windstorms of 2004; and

•	Net favorable reserve development related to prior years of approximately $21.5 million. This net favorable development was primarily due to low loss emergence on our 2003 and 2004 property reinsurance business, exclusive of the 2004 windstorms.

In comparison, we were not exposed to any significant catastrophes during the nine months ended September 30, 2006. However, 2006 losses and loss expenses were impacted by several factors:

•	Recognition of approximately $6.7 million of favorable reserve development. The majority of this development related to 2002 and 2003 accident year business written on our behalf by IPCUSL.

•	Net favorable development related to the 2005 windstorms totaled approximately $2.5 million; and

•	Anticipated recoveries of approximately $1.2 million on our property catastrophe reinsurance protection related to Hurricane Frances.

The loss and loss expense ratio for the nine months ended September 30, 2006 was 56.6%, compared to 113.1% for the nine months ended September 30, 2005. Net favorable development recognized in the nine months ended September 30, 2006 reduced the loss and loss expense ratio by 2.6 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 59.2%. Comparatively, the net losses and loss expenses recognized in relation to the 2004 and 2005 windstorms, net of the favorable reserve development related to prior periods, increased the loss and loss expense ratio for the nine months ended September 30, 2005 by 53.0 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 60.1%, which was comparable to the same measure in 2006.

Net paid losses were $140.4 million for the nine months ended September 30, 2006 compared to $73.5 million for the nine months ended September 30, 2005. The increase primarily related to losses paid as a result of the 2005 windstorms. Net paid losses for the nine months ended September 30, 2006 included $18.3 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months
	Ended September 30,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$726.3	$354.1
Incurred related to:
Current period non-catastrophe	231.2	206.1
Current period property catastrophe	—	189.9
Prior period non-catastrophe	(6.7)	(21.5)
Prior period property catastrophe	(3.7)	13.5

Total incurred	$220.8	$388.0
Paid related to:
Current period non-catastrophe	7.7	7.8
Current period property catastrophe	—	7.8
Prior period non-catastrophe	38.7	23.8
Prior period property catastrophe	94.0	34.1

Total paid	$140.4	$73.5
Foreign exchange revaluation	—	—
Net reserve for losses and loss expenses, September 30	806.7	668.6
Losses and loss expenses recoverable	45.9	66.5

Reserve for losses and loss expenses, September 30	$852.6	$735.1

Acquisition costs.  Acquisition costs increased $8.8 million to $86.0 million for the nine months ended September 30, 2006 from $77.2 million for the nine months ended September 30, 2005 primarily as a result of the increase in net premiums earned. The acquisition cost ratio of 22.0% for the nine-month period ended September 30, 2006 was comparable with the 22.5% acquisition cost ratio for the nine-month period ended September 30, 2005.

General and administrative expenses.  General and administrative expenses decreased to $18.1 million for the nine months ended September 30, 2006 from $21.8 million for the nine months ended September 30, 2005. The decrease in general and administrative expenses was primarily a result of changes in the cost structure for our administrative functions. General and administrative expenses included fees paid to subsidiaries of AIG in return for the provision of certain administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative agreements with AIG subsidiaries were amended and now contain both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. Prior to January 1, 2006, fees paid to subsidiaries of AIG were allocated to the reinsurance segment based on the segment’s proportionate share of gross premiums written. The reinsurance segment constituted 37.7% of consolidated gross premiums written for the nine months ended September 30, 2005 and, therefore, was allocated a significant portion of the fees paid to AIG. As a result of the change in the cost structure related to our administrative functions, these expenses are now relatively fixed in nature, and do not vary according to the level of gross premiums written. This has resulted in a decreased allocation of expenses to the reinsurance segment. Partially offsetting this reduction were increased stock based compensation charges as a result of a newly adopted long-term incentive plan and changes in the fair value of our options and RSUs.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses as of September 30, 2006 and December 31, 2005 were comprised of the following:

	Property		Casualty		Reinsurance		Total
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	($ in millions)

Case reserves	$609.6	$602.8	$69.1	$77.6	$213.8	$240.8	$892.5	$921.2
IBNR	323.8	456.0	1,731.9	1,470.1	638.8	558.1	2,694.5	2,484.2

Reserve for losses and loss expenses	933.4	1,058.8	1,801.0	1,547.7	852.6	798.9	3,587.0	3,405.4
Reinsurance recoverables	(474.0)	(515.1)	(168.2)	(128.6)	(45.9)	(72.6)	(688.1)	(716.3)

Net reserve for losses and loss expenses	$459.4	$543.7	$1,632.8	$1,419.1	$806.7	$726.3	$2,898.9	$2,689.1

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of September 30, 2006 and December 31, 2005:

	Reinsurance Recoverable
	As of	As of
	Sep. 30,	Dec. 31,
	2006	2005
	($ in millions)

Ceded case reserves	$294.6	$256.4
Ceded IBNR reserves	393.5	459.9

Reinsurance recoverable	$688.1	$716.3

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. Approximately 93% of ceded case reserves as of September 30, 2006 were recoverable from reinsurers who had an A.M. Best rating of “A” or higher. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.”

Liquidity and Capital Resources

General

As of September 30, 2006, our shareholders’ equity was $2.1 billion, a 47.5% increase compared to $1.4 billion as of December 31, 2005. The increase was a result of net income for the nine-month period ended September 30, 2006 of $314.5 million, net proceeds from our IPO, including net proceeds from the exercise in full by the underwriters of their over-allotment option, of approximately $315.8 million and an unrealized net increase of $29.0 million in the market value of our investments, net of deferred taxes, recorded in equity. The increase in the market value of our securities was primarily the result of the declining interest rate environment at September 30, 2006.

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

At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of September 30, 2006, total trust account deposits were $736.6 million compared to $683.7 million as of December 31, 2005. In addition, Allied World Assurance Company, Ltd has access to up to $900 million in letters of credit under secured letter of credit facilities with Citibank, N.A. and Barclays Bank, PLC. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of September 30, 2006 and December 31, 2005, there were outstanding letters of credit totaling $761.4 million and $740.7 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $910.5 million as of September 30, 2006, compared to $852.1 million as of December 31, 2005.

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

In January 2005, we initiated a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $691.2 million and $449.0 in securities on loan as of September 30, 2006 and December 31, 2005, respectively, with collateral held against such loaned securities amounting to $700.8 million and $456.8 million, respectively.

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

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from the issuance of common shares and senior notes, proceeds from our term loan and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, purchase reinsurance, pay general and administrative expenses and taxes, with the remainder made available to our investment manager for investment in accordance with our investment policy.

Cash flows from operations for the nine months ended September 30, 2006 were $651.0 million compared to $589.9 million for the nine months ended September 30, 2005. Although net loss payments made in the nine months ended September 30, 2006 increased to approximately $357.7 million from $276.9 million for the nine months ended September 30, 2005, the resulting reduction in cash flows from operations was largely offset by increased investment income received.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $868.7 million in net cash for investing activities during the nine months ended September 30, 2006 compared to $605.1 million during the nine months ended September 30, 2005. Net cash used in investing activities increased in 2006 primarily as a result of the investment of $215.0 million of the net proceeds from our initial public offering and senior notes issuance. The remainder of the net proceeds, after repayment of our long term debt, was invested in short-term securities, which are included in cash and cash equivalents.

Financing cash flows during the nine months ended September 30, 2005 consisted of proceeds from borrowing $500 million through a term loan. This was offset by a distribution to our shareholders in the form of a one-time, special cash dividend equal to $499.8 million in the aggregate, of which approximately $1.3 million was paid during the fourth quarter of 2005. During the nine months ended September 30, 2006, we completed an IPO, including the exercise in full by the underwriters of their over-allotment option, and a senior notes offering, which resulted in gross proceeds received of $344.1 million and $498.5 million, respectively. To date, we have paid issuance costs of approximately $26.5 million in association with these offerings. We utilized $500.0 million of the net funds received to repay our term loan.

Over the next year, we currently expect to pay approximately $265 million in claims related to Hurricanes Katrina, Rita and Wilma and approximately $35 million in claims relating to the 2004 hurricanes and typhoons net of reinsurance recoverable. On November 8, 2006, our Board of Directors declared a quarterly dividend of $0.15 per common share, or approximately $9.0 million in aggregate, payable on December 21, 2006 to the shareholders of record as of December 5, 2006. We anticipate that, through the end of 2007, expenditures of approximately $11 million and $5 million will be required for leasehold improvements and furniture and fixtures for our newly rented premises in Bermuda and information technology infrastructure and systems enhancements, respectively. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid high-grade fixed income securities. As of September 30, 2006, including a high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities compared to 98% as of December 31, 2005. As of September 30, 2006, net accumulated unrealized gains, net of income taxes, were $3.4 million compared to net accumulated unrealized losses, net of income taxes, of $25.5 million as of December 31, 2005. This change reflected both movements in interest rates and the recognition of approximately $13.3 million of realized losses on securities that were considered to be impaired on an other than temporary basis because of the change in interest rates. The maturity distribution of our fixed income portfolio (on a market value basis) as of September 30, 2006 and December 31, 2005 was as follows:

	September 30,	December 31,
	2006	2005
	($ in millions)

Due in one year or less	$178.8	$381.5
Due after one year through five years	2,707.9	2,716.0
Due after five years through ten years	569.5	228.6
Due after ten years	112.8	2.1
Mortgage-backed	1,456.8	846.1
Asset-backed	258.0	216.2

Total	$5,283.8	$4,390.5

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

The following were our financial strength ratings as of November 10, 2006:

A.M. Best	A/stable
Moody’s	A2/stable*
Standard & Poor’s	A-/stable

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. operating subsidiaries.

The following were our senior unsecured debt ratings as of November 10, 2006:

A.M. Best	bbb/stable
Moody’s	Baa1/stable
Standard & Poor’s	BBB/stable

Long-Term Debt

On March 30, 2005, we borrowed $500.0 million under a credit agreement, dated as of that date, by and among the company, Bank of America, N. A., as administrative agent, Wachovia Bank, National Association, as syndication agent, and a syndicate of other banks. The loan carried a floating rate of interest, which was based on the Federal Funds Rate, prime rate or LIBOR plus an applicable margin, and had a final maturity on March 30, 2012. On April 21, 2005, we entered into certain interest rate swaps in order to fix the interest cost of the floating rate borrowing. These swaps were terminated with an effective date of June 30, 2006, resulting in cash proceeds of approximately $5.9 million. As of July 26, 2006, this debt was fully repaid using a portion of the net proceeds from both our IPO, including the exercise in full by the underwriters of their over-allotment option, and our senior notes offering.

On July 21, 2006, we issued $500.0 aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable August 1 and February 1 each year, commencing February 1, 2007. We can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium, however, we currently have no intention of redeeming the notes. The senior notes include certain covenants that include:

•	Limitation on liens on stock of designated subsidiaries;

•	Limitation as to the disposition of stock of designated subsidiaries; and

•	Limitations on mergers, amalgamations, consolidations or sale of assets.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.

The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 200 basis points would cause an aggregate decrease in the market value of our investment portfolio (excluding cash and cash equivalents) of approximately $326.0 million, or 5.9%, on our portfolio valued at approximately $5.5 billion as of September 30, 2006, as set forth in the following table:

	Interest Rate Shift in Basis Points
	−200	−100	−50	−0	+50	+100	+200
	($ in millions)

Total market value	$5,875.4	$5,708.1	$5,623.9	$5,540.8	$5,458.8	$5,377.8	$5,214.8
Market value change from base	334.6	167.3	83.1	0	(82.0)	(163.0)	(326.0)
Change in unrealized appreciation	334.6	167.3	83.1	0	(82.0)	(163.0)	(326.0)

As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of September 30, 2006, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk.

As of September 30, 2006, we held $1,456.8 million, or 24.8%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time.

As of September 30, 2006, we have invested $200 million in four hedge funds, the market value of which was $225.3 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

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

As of September 30, 2006, 1.8% of our aggregate invested assets were denominated in currencies other than the U.S. dollar compared to 1.7% as of December 31, 2005. Of our business written in the nine months ended September 30, 2006, approximately 14% was written in currencies other than the U.S. dollar compared to approximately 15% for the nine months ended September 30, 2005. Of our business written in the year ended December 31, 2005, approximately 15% was written in currencies other than the U.S. dollar. With the increasing exposure from our expansion in Europe, we developed a hedging strategy during 2004 in order to minimize the potential loss of value caused by currency fluctuations. Thus, a hedging program was implemented in the second quarter of 2004 using foreign currency forward contract derivatives that expire in 90 days.

Our foreign exchange gains (losses) for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005 are set forth in the chart below.

	Nine Months		Year
	Ended		Ended
	September 30,		December 31
	2006	2005	2005
	($ in millions)

Realized exchange gains (losses)	$1.4	$(4.1)	$(0.2)
Unrealized exchange (losses) gains	(0.9)	3.6	(2.0)

Foreign exchange gains (losses)	$0.5	$(0.5)	$(2.2)

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our company’s disclosure controls and procedures were effective. We are a non-accelerated filer and will not be subject to the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our annual report on Form 10-K for the fiscal year 2007. As such, we are not required to disclose any material changes in our company’s internal control over financial reporting until we are subject to these requirements, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in Question 9 of the release captioned Frequently Asked Questions (revised October 6, 2004).

Note on Forward-Looking Statements

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that involve inherent risks and uncertainties. Statements that are not historical facts, including statements that use terms such as “believes,” “anticipates,” “intends” or “expects” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such forward-looking statements includes the following: (a) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (b) the effects of investigations into market practices, in particular insurance brokerage practices, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom; (c) the impact of acts of terrorism and acts of war; (d) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated; (e) increased competition due to an increase in capacity of property and casualty insurers or reinsurers; (f) the inability to obtain or maintain financial strength ratings by one or more of the company’s subsidiaries; (g) the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time; (h) the company or one of its subsidiaries becoming subject to significant income taxes in the United States or elsewhere; (i) changes in regulations or tax laws applicable to the company, its subsidiaries, brokers or customers; (j) changes in the availability, cost or quality of reinsurance or retrocessional coverage; (k) loss of key personnel; (l) changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect the company’s investment portfolio; and (m) such other risk factors as may be discussed in our most recent documents on file with the SEC. We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about November 8, 2005, we received a Civil Investigative Demand (“CID”) from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas, which relates to an investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of our business relationships with AIG and Chubb, and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. Specifically, the CID seeks information concerning our relationship with our investors, and in particular, AIG and Chubb, including their role in our business, sharing of business information and any agreements not to compete. The CID also seeks information regarding (i) contingent commission, placement service or other agreements that we may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by us in connection with the placement of insurance. We are cooperating in this ongoing investigation, and we have produced documents and other information in response to the CID. While the full scope and outcome of the investigation by the Attorney General of Texas cannot currently be predicted, based on our discussions with representatives of the Attorney General of Texas on May 26, 2006, the investigation is expected to proceed to litigation, enforcement proceedings or a voluntary settlement. This is likely to result in civil penalties, restitution to policyholders or other remedial efforts that would be adverse to us. In connection with the investigation and our review relating to certain insurance brokerage practices, our Chief Underwriting Officer was suspended indefinitely. The outcome of the investigation is also likely to form a basis for investigations, civil litigation or enforcement proceedings by other state regulators, by policyholders or by other private parties, or other voluntary settlements that could have material adverse effects on us. At this stage in this matter, we cannot estimate, for purposes of reserving or otherwise, the severity of an adverse result or settlement on our results of operations, financial condition, growth prospects and financial strength ratings but the impact could be material.

On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia (Atlanta Division) by a group of several corporations and certain of their related entities in an action entitled New Cingular Wireless Headquarters, LLC et al, as plaintiffs, against certain defendants, including Marsh & McLennan Companies, Inc., Marsh Inc. and Aon Corporation, in their capacities as insurance brokers, and 78 insurers, including our insurance subsidiary in Bermuda, Allied World Assurance Company, Ltd.

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On

October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Because this matter is in an early stage, the company cannot estimate the possible range of loss, if any.

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

On July 7, 2006, we consummated a 1-for-3 reverse stock split of our common shares prior to and in connection with the completion of our IPO. In connection with this 1-for-3 reverse stock split, we repurchased an aggregate of 24.59 common shares, in lieu of issuing any fractional shares, from certain of our pre-IPO shareholders at a price of $34.00 per share (the equivalent of our IPO price per share), for an aggregate consideration of approximately $836.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number		Description

10	.1(1)	Form of Termination Consent among Allied World Assurance Company Holdings, Ltd and its current shareholders
10.2		Amendment to Warrants to Purchase Common Shares of Allied World Assurance Company Holdings, Ltd, dated as of August 1, 2006, by and among Allied World Assurance Company Holdings, Ltd and GS Capital Partners 2000, L.P.; GS Capital Partners 2000 Offshore, L.P.; GS Capital Partners 2000, GmbH & Co. Beteiligungs KG; GS Capital Partners 2000 Employee Fund, L.P.; Stone Street Fund 2000, L.P.; and Bridge Street Special Opportunities Fund 2000, L.P.
10	.3(2)	Form of Indemnification Agreement
10.4		Addendum to Schedule B, effective as of September 25, 2006, to the Master Services Agreement by and between Allied World Assurance Company, Ltd and AIG Technologies, Inc.
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 (File No. 333-132507) of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 17, 2006, as amended.

(2)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 7, 2006.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: November 14, 2006	/s/ Scott A. Carmilani Name: Scott A. Carmilani Title: President and Chief Executive Officer

Dated: November 14, 2006	/s/ Joan H. Dillard Name: Joan H. Dillard Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.1(1)	Form of Termination Consent among Allied World Assurance Company Holdings, Ltd and its current shareholders
10.2		Amendment to Warrants to Purchase Common Shares of Allied World Assurance Company Holdings, Ltd, dated as of August 1, 2006, by and among Allied World Assurance Company Holdings, Ltd and GS Capital Partners 2000, L.P.; GS Capital Partners 2000 Offshore, L.P.; GS Capital Partners 2000, GmbH & Co. Beteiligungs KG; GS Capital Partners 2000 Employee Fund, L.P.; Stone Street Fund 2000, L.P.; and Bridge Street Special Opportunities Fund 2000, L.P.
10	.3(2)	Form of Indemnification Agreement
10.4		Addendum to Schedule B, effective as of September 25, 2006, to the Master Services Agreement by and between Allied World Assurance Company, Ltd and AIG Technologies, Inc.
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 (File No. 333-132507) of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 17, 2006, as amended.

(2)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 7, 2006.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.