Form 10-K
period 2006-12-31
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2007-03-19
CIK 1163348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32938

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0481737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27 Richmond Road, Pembroke HM 08, Bermuda
(Address of Principal Executive Offices and Zip Code)

(441) 278-5400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, par value $0.03 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant on June 30, 2006 is not applicable as the registrant was not publicly traded as of such date. The aggregate market value of common shares held by non-affiliates of the registrant as of December 31, 2006 was approximately $2.63 billion based on the closing sale price of the common shares on the New York Stock Exchange on December 29, 2006.

As of February 28, 2007, 60,342,079 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 8, 2007 is incorporated in Part III of this Form 10-K.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

i

PART I

References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “our company,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to $ are to the lawful currency of the United States.

Item 1.	Business.

General Overview

We are a Bermuda-based specialty insurance and reinsurance company that underwrites a diversified portfolio of property and casualty insurance and reinsurance lines of business. We write direct property and casualty insurance as well as reinsurance through our operations in Bermuda, the United States, Ireland and the United Kingdom. For the year ended December 31, 2006, direct property insurance, direct casualty insurance and reinsurance accounted for approximately 28.0%, 37.5% and 34.5%, respectively, of our total gross premiums written of $1,659.0 million.

We were formed in November 2001 by a group of investors, including American International Group, Inc. (“AIG”), The Chubb Corporation (“Chubb”), certain affiliates of The Goldman Sachs Group, Inc. (the “Goldman Sachs Funds”) and Securitas Allied Holdings, Ltd. (the “Securitas Capital Fund”), an affiliate of Swiss Reinsurance Company (“Swiss Re”), to respond to a global reduction in insurance industry capital and a disruption in available insurance and reinsurance coverage. Since our formation, we have focused predominantly on the direct insurance markets. We offer our clients and producers significant capacity in both the direct property and casualty insurance markets as well as the reinsurance market. We believe that our focus on direct insurance and our experienced team of skilled underwriters allow us to have greater control over the risks that we assume and the volatility of our losses incurred, and as a result, ultimately our profitability.

Since 2001, we have been able to achieve significant success in the development of our business. Some of our accomplishments include the following:

•	building our business from a startup in 2001 to an enterprise with $1,659.0 million of gross premiums written and $442.8 million of net income for the year ended December 31, 2006;

•	recruiting a highly experienced management team, and building a staff of approximately 280 full-time employees worldwide as of February 28, 2007, including 85 underwriters;

•	developing a substantial client base around the world;

•	establishing insurance subsidiaries in Bermuda, Ireland and the United States;

•	licensing a reinsurance subsidiary in Ireland and a branch office thereof in the United Kingdom;

•	growing our U.S. operations, with offices in Boston, Chicago, New York and San Francisco;

•	opening a Box at Lloyd’s of London to further complement our business development strategy in Europe;

•	transitioning away from our founding shareholders and providing our own technological infrastructure and administrative services;

•	successfully completing our initial public offering of common shares in July 2006 (our “IPO”) and obtaining a New York Stock Exchange listing;

•	successfully raising approximately $500.0 million in July 2006 through the issuance of our 7.50% senior notes due 2016;

•	growing our investment portfolio to approximately $6.0 billion of aggregate invested assets as of December 31, 2006; and

•	implementing a comprehensive branding and marketing strategy to reflect and communicate our company’s accomplishments, culture and maturing brand.

As of December 31, 2006, we had $7,620.6 million of total assets and $2,220.1 million of shareholders’ equity. We believe our financial strength represents a significant competitive advantage in attracting and retaining clients in current and future underwriting cycles. Our principal insurance subsidiary, Allied World Assurance Company, Ltd, and our other principal operating insurance subsidiaries currently have “A” (Excellent; 3rd of 16 categories) financial strength ratings from A.M. Best and A- financial strength ratings from Standard & Poor’s (Strong; 7th of 21 rating categories). Allied World Assurance Company, Ltd and our U.S. operating insurance subsidiaries are rated A2 by Moody’s Investors Service, Inc. (“Moody’s”) (Good; 6th of 21 rating categories).

Our Operations

We operate in three geographic markets: Bermuda, Europe and the United States.

Our Bermuda insurance operations focus primarily on underwriting risks for U.S.-domiciled Fortune 1000 clients and other large clients with complex insurance needs. Our Bermuda reinsurance operations focus on underwriting treaty and facultative risks principally located in the United States, with additional exposures internationally. Our Bermuda office has ultimate responsibility for establishing our underwriting guidelines and operating procedures, although we provide our underwriters outside of Bermuda with significant local autonomy. We believe that organizing our operating procedures in this way allows us to maintain consistency in our underwriting standards and strategy globally, while minimizing internal competition and redundant marketing efforts. Our Bermuda insurance operations accounted for $1,208.1 million, or 72.8%, of total gross premiums written in 2006.

Our European operations focus predominantly on direct property and casualty insurance for large European and international accounts. These operations are an important part of our growth strategy, providing $278.5 million, or 16.8%, of total gross premiums written in 2006. We began operations in Europe in September 2002 when we incorporated a subsidiary insurance company in Ireland. In July 2003, we incorporated a subsidiary reinsurance company in Ireland, which allowed us to provide reinsurance to European primary insurers in their markets. In August 2004, our Irish reinsurance subsidiary received authorization from the U.K. Financial Services Authority to conduct reinsurance business from a branch office in London. This development has allowed us to provide greater coverage to the European market and has assisted us in gaining visibility and acceptance in other European markets through direct contact with regional brokers. We expect to capitalize on opportunities in European countries where terms and conditions are attractive, and where we can develop a strong local underwriting presence.

Our U.S. operations focus on the middle-market and non-Fortune 1000 companies. We generally operate in the excess and surplus lines segment of the U.S. market. We have begun to add admitted capability to our U.S. platform. The excess and surplus lines segment is a segment of the insurance market that allows consumers to buy property and casualty insurance through non-admitted carriers. Risks placed in the excess and surplus lines segment are often insurance programs that cannot be filled in the conventional insurance markets due to a shortage of state-regulated insurance capacity. This market operates with considerable freedom regarding insurance rate and form regulations, enabling us to utilize our underwriting expertise to develop customized insurance solutions for our middle-market clients. By having offices in the United States, we believe we are better able to target producers and clients that would typically not access the Bermuda insurance market due to their smaller size or particular insurance needs. Our U.S. distribution platform concentrates primarily on direct casualty and property insurance, with a particular emphasis on professional liability, excess casualty risks and commercial property insurance. We opened our first office in the United States in Boston in July 2002 and wrote business primarily through subsidiaries of AIG until late 2004. We expanded our own U.S. operations by opening an office in New York in June 2004, in San Francisco in October 2005 and in Chicago in November 2005. In 2006, we continued to expand our U.S. distribution base, acquiring more office space in New York and moving into new, larger office space in Boston. Our U.S. operations accounted for $172.4 million, or 10.4%, of our total gross premiums written in 2006.

The diagram below depicts our total gross premiums written by geographic location.

Total Gross Premiums Written by Geographic Location
for the year ended December 31, 2006

Our Operating Segments

We have three business segments: property insurance, casualty insurance and reinsurance. These segments and their respective lines of business may, at times, be subject to different underwriting cycles. We modify our product strategy as market conditions change and new opportunities emerge by developing new products, targeting new industry classes or de-emphasizing existing lines. Our diverse underwriting skills and flexibility allow us to concentrate on the business lines where we expect to generate the greatest returns. The gross premiums written in each segment for the years ended December 31, 2006 and December 31, 2005 were as follows:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	Gross Premiums Written		Gross Premiums Written
	$ (In millions)	% of Total	$ (In millions)	% of Total

Operating Segments
Property	$463.9	28.0%	$412.9	26.5%
Casualty	622.4	37.5%	633.0	40.6%
Reinsurance	572.7	34.5%	514.4	32.9%

Total	$1,659.0	100.0%	$1,560.3	100.0%

Property Segment

General

The dramatic increase in the frequency and severity of natural disasters over the last few years has created many challenges for property insurers globally. Powerful hurricanes have struck the U.S. Gulf Coast and Florida, causing catastrophic damage to commercial and residential properties. Typhoons and tsunamis have devastated parts of Asia and intense storms have produced serious wind and flood damage in Europe. Moreover, many scientists are predicting that the extreme weather of the last few years will continue for the immediate future. Some experts have attributed the recent high incidence of hurricanes in the Gulf of Mexico and the Caribbean to a permanent change in weather patterns resulting from rising ocean temperature in the region. Finally, the threat of earthquakes and terrorist attacks, which could also produce significant property damage, is always present. During 2006, the level of catastrophic events was benign as compared to the past several years due to the relatively low instances of natural disasters.

Although our direct property results have been adversely affected by the catastrophic storms of 2004 and 2005, we believe we have been impacted less than many of our peers for the following reasons:

•	we specialize in commercial risks and therefore have little residential exposure;

•	we concentrate our efforts on primary risk layers of insurance (as opposed to excess layers) and offer meaningful but limited capacity in these layers. When we write primary risk layers of insurance it means that we are typically part of the first group of insurers that covers a loss up to a specified limit. When we write excess risk layers of insurance it means that we are insuring the second and/or subsequent layers of a policy above the primary layer. Our current average net risk exposure is approximately between $3 million to $5 million per individual risk;

•	we purchase catastrophe cover reinsurance to reduce our ultimate exposure;

•	our underwriters emphasize careful risk selection by evaluating an insured’s risk management practices, loss history and the adequacy of their retention; and

•	we monitor our geographical diversification to limit any concentration of exposures.

The frequency and severity of natural disasters in 2004 and 2005 caused an increase in prices for various catastrophe-exposed risks in the global property market. Where appropriate, we have sought to opportunistically capitalize on these price increases when policy terms and conditions have met our targets.

We have a staff of 29 employees in our property segment, including 20 underwriters, most of whom joined us with significant prior experience in property insurance underwriting. Our underwriting staff is spread among our locations in Bermuda, Europe and the United States because we believe it is important to be physically present in the major insurance markets around the world.

Product Lines and Customer Base

Our property segment includes general property business and energy business. We offer general property products as well as energy-related products from our underwriting platforms in Bermuda, Europe and the United States. In Bermuda our concentration is on Fortune 1000 clients; in Europe it is on large European and international accounts; and in the United States it is on middle-market and U.S.-domiciled non-Fortune 1000 accounts.

Our general property underwriting includes the insurance of physical property and business interruption coverage for commercial property risks. Examples include retail chains, real estate, manufacturers, hotels and casinos, and municipalities. We write solely commercial coverages and focus on the insurance of primary risk layers. During the year ended December 31, 2006, our general property business accounted for 69.5%, or $322.4 million, of our total gross premiums written in the property segment.

Our energy underwriting emphasizes industry classes such as oil and gas, pulp and paper, petrochemical, chemical manufacturing and power generation, which includes utilities, mining, steel, aluminum and molten glass. As with our general property book, we concentrate on primary layers of the program attaching over significant retentions. Most of our energy business is onshore, which underperformed relative to our overall general property business during 2006. Accordingly, we are re-evaluating the limits we provide to insureds in an attempt to improve the performance of our energy business. During the year ended December 31, 2006, our energy business accounted for 30.5%, or $141.5 million, of our total property segment gross premiums written.

Underwriting and Risk Management

For our property segment, the protection of corporate assets from loss due to natural catastrophes is one of our major areas of focus. Many factors go into the effective management of this exposure. The essential factors in this process are outlined below:

•	Measurement. We will generally only underwrite risks in which we can obtain an electronic statement of property values. This statement of values must be current and include proper addresses and a breakdown of values for each location to be insured. We require an electronic format because we need the ability to arrange the information in a manner acceptable to our third party modeling company. This also gives us the ability to collate the information in a way that assists our internal catastrophe team in measuring our total gross limits in critical catastrophe zones.

•	Professional Modeling. We model the locations covered in each policy. This is a time-consuming process, but it enables us to obtain a more accurate assessment of our property catastrophe exposure. We have contracted with an industry-recognized modeling firm to analyze our property catastrophe exposure on a quarterly basis. This periodic measurement of our property business gives us an up-to-date objective estimate of our property catastrophe exposure. Using data that we provide, this modeling firm runs numerous computer-simulated events and provides us with loss probabilities for our book of business.

•	Gross Exposed Policy Limits. Prior to Hurricane Katrina in 2005, a majority of the insurance industry and all of the insurance rating agencies relied heavily on the probable maximum losses produced by the various professional modeling companies. Hurricane Katrina demonstrated that reliance solely on the results of the modeling companies was inappropriate given their apparent failure to accurately predict the ultimate losses sustained. When the limitations of the professional models became evident, we instituted an additional approach to determine our probable maximum loss.

We now also use gross exposed policy limits as a means to determine our probable maximum loss. This approach focuses on our gross limits in each critical catastrophe zone and sets a maximum amount of gross accumulations we will accept in each zone. Once that limit has been reached, we cease writing business in that catastrophe zone for that particular year. We have an internal dedicated catastrophe team that will monitor these limits and report monthly to underwriters and senior management. This team also has the ability to model an account before we price the business to see what impact that account will have on our zonal gross accumulations. We restrict our gross exposed policy limits in each critical property catastrophe zone to an amount consistent with our probable maximum loss and, subsequent to a catastrophic event, our capital preservation targets.

We continue to use professional models along with our gross exposed policy limits approach. It is our policy to use both the gross exposed policy limits approach and the professional models and establish our probable maximum loss on the more conservative number generated.

•	Ceded Reinsurance. We purchase treaty and facultative reinsurance to reduce our exposure to significant losses from our general property and energy portfolios of business. We also purchase property catastrophe reinsurance to protect these lines of business from catastrophic loss.

•	Probable Maximum Loss and Risk Appetite. Our direct property and reinsurance senior managers work together to develop our probable maximum loss. We manage our business with the goal of mitigating the likelihood that our combined probable maximum losses for property business (including property reinsurance business), after all applicable reinsurance, will exceed 10% of our total capital in any “one-in-250-year” event.

Casualty Segment

General

Our casualty segment specializes in insurance products providing coverage for general and product liability, professional liability and healthcare liability risks. We focus primarily on insurance of excess layers, where we insure the second and/or subsequent layers of a policy above the primary layer. Our direct casualty underwriters also provide a variety of specialty insurance casualty products to large and complex organizations around the world.

We modify our product strategy as market conditions change and new opportunities emerge, developing new products or targeting new industry classes when appropriate, but also de-emphasizing others when appropriate. This flexibility allows us to concentrate on business where we expect to generate a significant rate of return.

Our casualty segment employs a staff of 77 employees, including 50 underwriters, with a capability to service clients in Bermuda, Europe and the United States.

Product Lines and Customer Base

Our coverages include general casualty products as well as professional liability and healthcare products. Our focus with respect to general casualty products is on complex risks in a variety of industries including manufacturing, energy, chemicals, transportation, real estate, consumer products, medical and healthcare products and construction. Our Bermuda operations focus primarily on Fortune 1000 clients; our European operations focus on large European and international accounts; and our U.S. operations focus on middle-market and U.S.-domiciled non-Fortune 1000 accounts. In order to diversify our European book, we recently began an initiative to attract more middle-market non-U.S. domiciled accounts produced in the London market. In the United States we often write business at lower attachment points than we do elsewhere given our concentration on smaller accounts. Because of this willingness to accept lower-attaching business in the United States, in the first quarter of 2006 we launched an initiative that allows us to provide products to fill gaps between the primary and excess layers of an insurance program. During the year ended December 31, 2006, our general casualty business accounted for 44.9%, or $279.5 million, of our total gross premiums written in the casualty segment.

In addition to general casualty products, we provide professional liability products such as directors and officers, employment practices, fiduciary and errors and omissions liability insurance. Consistent with our general casualty operations, our professional liability underwriters in Bermuda and Europe focus on larger companies while their counterparts in the United States pursue middle-market and non-Fortune 1000 accounts. Like our general casualty operations, our professional liability operations in the United States pursue lower attachment points than they do elsewhere. Because of this attachment point flexibility, we are currently developing several initiatives in the United States that will increase our product offerings in the areas of directors and officers coverage and general partnership liability coverage.

Globally, we offer a diverse mix of errors and omissions coverages for law firms, technology companies, financial institutions, insurance companies and brokers, media organizations and engineering and construction firms. During the year ended December 31, 2006, our professional liability business accounted for 45.1%, or $280.8 million, of our total gross premiums written in the casualty segment.

We also provide excess liability and other casualty coverages to the healthcare industry, including large hospital systems, managed care organizations and miscellaneous medical facilities including home care providers, specialized surgery and rehabilitation centers, and blood banks. Our healthcare operation is based in Bermuda and writes large U.S.-domiciled risks. In order to diversify our healthcare portfolio, we are currently establishing a U.S.-based platform that targets middle-market accounts. During the year ended December 31, 2006, our healthcare business accounted for 10.0%, or $62.1 million, of our total gross premiums written in the casualty segment.

Although our casualty accounts have diverse attachment points by line of business and the size of the account, our most common attachment points are between $10 million and $100 million.

Underwriting and Risk Management

While operating within their underwriting guidelines, our casualty underwriters strive to write diverse books of business across a variety of product lines and industry classes. Senior underwriting managers review their business concentrations on a regular basis to make sure the objective of creating balanced portfolios of business is achieved. As appropriate, specific types of business of which we have written disproportionate amounts may be de-emphasized to achieve a more balanced portfolio. By writing a balanced casualty portfolio, we believe we are less vulnerable to unacceptable market changes in pricing and terms in any one product or industry.

Our casualty operations utilize significant net insurance capacity. Because of the large limits we often deploy on excess general casualty accounts, we have one master treaty in place with six separate interest and liability agreements with several highly-rated reinsurers to reduce our net exposure on individual accounts. We also purchase a relatively small amount of facultative reinsurance from select reinsurers to lessen volatility in our professional liability book of business and for U.S. general casualty business which is not subject to the master treaty.

Reinsurance Segment

General

Our reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by other insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche markets including professional liability lines, specialty casualty, property for U.S. regional insurers, accident and health and to a lesser extent marine and aviation. We believe that this diversity in type of reinsurance and line of business enables us to alter our business strategy quickly, should we foresee changes to the exposure environment in any sector. Declining profit prospects for any single reinsurance business line may be offset by additional participations in other more favorable business lines. Overall, we strive to balance our reinsurance portfolio through the appropriate combination of business lines, ceding source, geography and contract configuration.

We employ a staff of 23 employees in our reinsurance segment. This includes 15 underwriters, each of whom is highly experienced, having joined the company from large, established organizations. Our underwriters determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by one of our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance and workers’ compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on established pricing. During the year ended December 31, 2006, our reinsurance segment generated gross premiums written of $572.7 million. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year. Our reinsurance segment operates solely from Bermuda and reinsures carriers domiciled principally in the United States.

Product Lines and Customer Base

Property, general casualty and professional liability treaty reinsurance is the principal source of revenue for this segment. The insurers we reinsure are primarily specialty carriers domiciled in the United States or the specialty divisions of standard lines carriers located there. In addition, we reinsure monoline companies and single-state writers, whether organized as mutual or stock insurers. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. We established an international treaty unit and began writing global accident and health accounts in 2003, which spread the segment’s exposure beyond the North American focus. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.

Our property reinsurance treaties protect insurers who write residential, commercial and industrial accounts where the exposure to loss is chiefly North American. We emphasize monoline, per risk accounts, which are structured as either proportional or excess-of-loss protections. Reinsurers who write surplus lines and specialty business predominate in these lines of business. Where possible, coverage is provided on a “losses occurring” basis. The line size extended is currently limited to $12.5 million per contract or per program pertaining to property catastrophe accounts and $5 million per contract or per program for all other accounts. We selectively write industry loss warranties (“ILWs”) where we believe market opportunities justify the risks. During the year ended December 31, 2006, our property treaty business accounted for 15.5%, or $88.6 million, of our total gross premiums written in the reinsurance segment.

General casualty treaties cover working layer, intermediate layer and catastrophe exposures. We sell both proportional and excess-of-loss reinsurance. We principally underwrite general liability for books of commercial excess and umbrella policies of both admitted and non-admitted companies, including worker’s compensation catastrophe business. In addition, we underwrite accident and health business, emphasizing catastrophe personal accident programs. Capacity is currently limited to $10 million per contract or per program, but for the great majority of treaties a $5 million capacity is deployed. During the year ended December 31, 2006, our general casualty treaty business accounted for 24.7%, or $141.3 million, of our total gross premiums written in the reinsurance segment.

Professional liability treaties cover several products, primarily directors’ and officers’ liability, but also attorneys’ malpractice, medical malpractice, miscellaneous professional classes and transactional risk liability. Line size is currently limited to $5 million per program; however, the liability limits provided are typically for lesser amounts. We develop customized treaty structures for the risk classes protected by these treaties, which account for the largest share of premiums written within the segment. The complex exposures undertaken by this unit demand highly technical underwriting and modeling analysis. During the year ended December 31, 2006, our professional liability treaty business accounted for 35.3%, or $202.5 million, of our total gross premiums written in the reinsurance segment.

Our international treaty unit was formed in August of 2003. The majority of this portfolio protects U.K. insurers, including Lloyd’s syndicates and Continental European companies, primarily domiciled in Switzerland and Germany. Euro-centric exposures predominate, although some global exposure is present in several accounts. Our net risk exposure is currently limited to €12.5 million per contract or per program pertaining to property catastrophe accounts and €5 million per contract or per program for all other accounts. We also underwrite ocean marine and aviation business within this unit. Marine and aviation gross premiums written for the treaty year 2006 were estimated at $25.2 million. During the year ended December 31, 2006, the international treaty unit accounted for 10.1%, or $57.7 million, of our total gross premiums written in the reinsurance segment.

Facultative casualty business comprises lower-attachment, individual-risk reinsurance covering automobile liability, general liability and workers’ compensation risks for many of the largest U.S. property-casualty and surplus lines insurers. Line size is currently limited to $2 million per certificate. We believe that we are the only Bermuda-based reinsurer that has a dedicated facultative casualty reinsurance business. During the year ended December 31, 2006, our facultative reinsurance business accounted for 5.3%, or $30.5 million, of our total gross premiums written in the reinsurance segment.

In December 2001, we entered into an underwriting agency agreement with IPCRe Underwriting Services Limited (“IPCUSL”), a subsidiary of IPC Holdings, Ltd., a Bermuda-based property catastrophe reinsurance specialist, to solicit, underwrite, bind and administer property catastrophe treaty reinsurance on our behalf. On December 5, 2006, we mutually agreed with IPCUSL to an amendment to the underwriting agency agreement, pursuant to which the parties terminated the underwriting agency agreement effective as of November 30, 2006. In accordance with this amendment, we agreed to pay IPCUSL a $400,000 early termination fee, $250,000 of which has been paid and $75,000 of which is payable on each of December 1, 2007 and 2008, respectively. We will also continue to pay to IPCUSL any agency commissions due under the underwriting agency agreement for any and all business bound prior to November 30, 2006, and IPCUSL will continue to service such business until November 30, 2009 pursuant to the underwriting agency agreement. As of December 1, 2006, we began to produce, underwrite and administer property catastrophe treaty reinsurance business on our own behalf. During the year ended December 31, 2006, premiums written by IPCUSL accounted for 9.1%, or $52.1 million, of our total gross premiums written in the reinsurance segment.

Underwriting and Risk Management

In our reinsurance segment, we believe we carefully evaluate reinsurance proposals to find an optimal balance between the risks and opportunities. Before we review the specifics of any reinsurance proposal, we consider the appropriateness of the client, including the experience and reputation of its management and its risk management strategy. We also examine the level of shareholders’ equity, industry ratings, length of incorporation, duration of business model, portfolio profitability, types of exposures and the extent of its liabilities. For property proposals, we also obtain information on the nature of the perils to be included and the policy information on all locations to be covered under the reinsurance contract. If a program meets our underwriting criteria, we then assess the adequacy of its proposed pricing, terms and conditions, and its potential impact on our profit targets and corporate risk objectives.

To identify, plot, manage and monitor accumulations of exposures from potential property catastrophes, we employ industry-recognized modeling software on our per risk accounts. This software, together with our underwriting experience and portfolio knowledge, produces the probable maximum loss amounts we allocate to our reinsurance department’s internal global property catastrophe zones. For the property catastrophe account that was underwritten for us by IPCUSL, modeling software and underwriting experience were employed to assess exposure and generate a probable maximum loss. The probable maximum loss produced from IPCUSL was then combined with those of our per risk reinsurance account to calculate the total probable maximum loss by zone for the segment. Notwithstanding the probable maximum loss mechanisms in place, the reinsurance segment focuses on gross treaty limits deployed in each critical catastrophe zone, and, for the property catastrophe business that was underwritten for us by IPCUSL, established a maximum limit of liability per zone for the aggregate of its contracts. In the case of the property catastrophe reinsurance business produced by IPCUSL on our behalf, we periodically audited the portfolio to test adherence to the management agreement between the companies.

For casualty treaty contracts, we track accumulations by line of business. Ceilings for the limits of liability we sell are established based on modeled loss outcomes, underwriting experience and past performance of accounts under consideration. In addition, accumulations among treaty acceptances within the same line of business are monitored, such that the maximum loss sustainable from any one casualty catastrophe should not exceed pre-established targets.

Security Arrangements

Allied World Assurance Company, Ltd is neither licensed nor admitted as an insurer nor is it accredited as a reinsurer in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded by them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. For a description of the security arrangements used by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements.”

Business Strategy

Our business objective is to generate attractive returns on our equity and book value per share growth for our shareholders. We intend to achieve this objective by executing the following strategies:

•	Leverage Our Diversified Underwriting Franchises. Our business is diversified by both product line and geography. We underwrite a broad array of property, casualty and reinsurance risks from our operations in Bermuda, Europe and the United States. Our underwriting skills across multiple lines and multiple geographies allow us to remain flexible and opportunistic in our business selection in the face of fluctuating market conditions.

•	Expand Our Distribution and Our Access to Markets in the United States. We have made substantial investments to expand our U.S. business and expect this business to grow in size and importance in the coming years. We employ a regional distribution strategy in the United States predominantly focused on underwriting direct casualty and property insurance for middle-market and non-Fortune 1000 client accounts. Through our U.S. excess and surplus lines capability, we believe we have a strong presence in specialty casualty lines and maintain an attractive base of U.S. middle-market clients, especially in the professional liability market.

In 2004, we made the decision to develop our own U.S. distribution platform which we began to utilize in the middle of 2004. Previously, we had distributed our products in the United States primarily through surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. We have successfully expanded our operations to several strategic U.S. cities.

•	Grow Our European Business. We intend to grow our European business, with particular emphasis on the United Kingdom and Western Europe, where we believe the insurance and reinsurance markets are developed and stable. Our European strategy is predominantly focused on direct property and casualty insurance for large European and international accounts. The European operations provide us with diversification and the ability to spread our underwriting risks. In August 2004, our reinsurance subsidiary in Ireland received regulatory approval from the U.K. Financial Services Authority for our branch office in London. Such approval provides us with access to the London wholesale market.

•	Continue Disciplined, Targeted Underwriting of Property Risks. We have profited from the increase in property rates for various catastrophe-exposed insurance risks following the 2005 hurricane season. Given our extensive underwriting expertise and strong market presence, we believe we choose the markets and layers that generate the largest potential for profit for the amount of risk assumed. Maintaining our underwriting discipline will be critical to our continued profitability in the property business as market conditions change over the underwriting cycle.

•	Further Reduce Earnings Volatility by Actively Monitoring Our Property Catastrophe Exposure. We have historically managed our property catastrophe exposure by closely monitoring our policy limits in addition to utilizing complex risk models. This discipline has substantially reduced our historical loss experience and our exposure. Following Hurricanes Katrina, Rita and Wilma, we have further enhanced our catastrophe management approach. In addition to our continued focus on aggregate limits and modeled probable maximum loss, we have introduced a strategy based on gross exposed policy limits in critical earthquake and hurricane zones. Our gross exposed policy limits approach focuses on exposures in catastrophe-prone geographic zones and expands our previous analysis, taking into consideration flood severity, demand surge and business interruption exposures for each critical area. We have also redefined our critical earthquake and hurricane zones globally. We believe that using this approach will further mitigate the likelihood that a single property catastrophic loss, after all applicable reinsurance, will exceed 10% of our total capital for a “one-in-250-year” event.

•	Expand Our Casualty Business with a Continued Focus on Specialty Lines. We believe we have established a leading excess casualty business. We will continue to target the risk needs of Fortune 1000 companies through our operations in Bermuda, large international accounts through our operations in Europe and middle-market and non-Fortune 1000 companies through our operations in the United States. In the past five years, we have established ourselves as a major writer of excess casualty, professional liability and healthcare liability business. We will continue to focus on niche opportunities within these business lines and diversify our product portfolio as new opportunities emerge. We believe our focus on specialty casualty lines makes us less dependent on the property underwriting cycle.

•	Continue to Opportunistically Underwrite Diversified Reinsurance Risks. As part of our reinsurance segment, we target certain niche reinsurance markets, including professional liability, specialty casualty, property for U.S. regional carriers, and accident and health because we believe we understand the risks and opportunities in these markets. We will continue to seek to selectively deploy our capital in reinsurance lines where we believe there are profitable opportunities. In order to diversify our portfolio and complement our direct insurance business, we target the overall contribution from reinsurance to be approximately 30% to 35% of our total annual gross premiums written. We strive to maintain a well managed reinsurance portfolio, balanced by line of business, ceding source, geography and contract configuration. Our primary customer focus is on highly-rated carriers with proven underwriting skills and dependable operating models.

Underwriting and Risk Management

Our corporate underwriting and risk management objective is to create insurance and reinsurance portfolios that are balanced and diversified across classes of business, types of insurance products, geography and sources. Our Chief Executive Officer and Chief Risk Officer work closely with our worldwide senior underwriting officers for direct insurance and our worldwide underwriting manager for reinsurance in establishing and implementing corporate underwriting strategies and guidelines on a global basis.

We take a disciplined approach to underwriting and risk management, relying heavily on the collective expertise of our underwriters. While we believe we have successfully built diversified portfolios of business in both our insurance and reinsurance operations, we have focused only on areas where we feel we have the necessary underwriting expertise and experience to be successful over changing market cycles. Our disciplined underwriting and risk management philosophy is illustrated by the following practices:

•	Our underwriting operations have written guidelines that identify the classes of business that can be written and establish specific parameters for capacity, attachment points and terms and conditions. Senior managers in charge of each business line are the only individuals that can authorize exceptions to the underwriting guidelines.

•	Our underwriters are given a written authority statement that provides a specific framework for their underwriting decisions. Although we provide our underwriters with significant local autonomy, we centralize authority for strategic decisions with our senior managers in Bermuda in order to achieve underwriting consistency and control across all of our operations.

•	Our underwriters work closely with our actuarial staff, particularly when pricing complex risks in certain lines of business, and in determining rate change trends in all of our lines of business. Actuarial assessments of loss development in all of our product segments are integral to the establishment of our business plan. This information allows us to target growth in specific areas that are performing well and to take corrective action in areas that are not performing satisfactorily.

•	We manage our individual risk limits, and we believe that we provide a meaningful but prudent amount of capacity to each client. We purchase reinsurance in lines of business where we want to increase our gross limits to gain more leverage, but mitigate our net exposure to loss.

•	Our guidelines do not allow multiple underwriting offices to provide coverage to the same client for the same line of business, which allows us to control our capacity allocations and avoid redundancy of effort. We minimize overlap between our operations by providing each with distinct operating parameters while at the same time encouraging communication between underwriters and offices.

•	Our underwriting offices are subject to annual underwriting, operational and administrative audits to assess compliance with our corporate guidelines.

Competition

The insurance and reinsurance industries are highly competitive. Insurance and reinsurance companies compete on the basis of many factors, including premium rates, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments and reputation and experience in risks underwritten.

We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers, on an international and regional basis. Many of our competitors have greater financial, marketing and management resources. Since September 2001, a number of new Bermuda-based insurance and reinsurance companies have been formed and some of those companies compete in the same market segments in which we operate. Some of these companies have more capital than our company. In our direct insurance business, we compete with insurers that provide property and casualty-based lines of insurance such as: ACE Limited, AIG, Axis Capital Holdings Limited, Chubb, Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company, HCC Insurance Holdings, Inc., Lloyd’s of London, Munich Re Group, Swiss Re, XL Capital Ltd and Zurich Financial Services. In our reinsurance business, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Berkshire Hathaway, Inc., Everest Re Group, Ltd., Harbor Point Limited, Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Re, Transatlantic Holdings, Inc. and XL Capital Ltd.

In addition, risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of these non-traditional products could reduce the demand for traditional insurance and reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

•	as a result of Hurricane Katrina, the insurance industry’s largest natural catastrophe loss, and two subsequent substantial hurricanes (Rita and Wilma), existing insurers and reinsurers have raised new capital and significant investments have been made in new insurance and reinsurance companies in Bermuda;

•	legislative mandates for insurers to provide specified types of coverage in areas where we or our ceding clients do business, such as the mandated terrorism coverage in the U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”), could eliminate or reduce the opportunities for us to write those coverages; and

•	programs in which state-sponsored entities provide property insurance or reinsurance in catastrophe prone areas, such as the recent legislative enactments passed in the State of Florida, or other “alternative market” types of coverage could eliminate or reduce opportunities for us to write those coverages.

New competition from these developments may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

Our Financial Strength Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Standard & Poor’s and Moody’s have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the opinion of A.M. Best, Standard & Poor’s and Moody’s, respectively, of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation) and include 16 separate ratings categories. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 21 separate ratings categories. Moody’s maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime) and includes 21 separate ratings categories. Our principal operating subsidiaries have A (Excellent) ratings from A.M. Best and A− (Strong) ratings from Standard & Poor’s. Our Bermuda and U.S. operating subsidiaries are rated A2 (Good) by Moody’s. In addition, our $500 million aggregate principal amount of senior notes were assigned a senior unsecured debt rating of bbb by A.M. Best, BBB by Standard & Poor’s and Baa1 by Moody’s. These ratings are subject to periodic review, and may be revised downward or revoked, at the sole discretion of the rating agencies.

Distribution of Our Insurance Products

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. This distribution channel provides us with access to an efficient, variable cost and international distribution system without the significant time and expense that would be incurred in creating our own distribution network.

We distribute through major excess and surplus lines wholesalers and regional retailers in the United States targeting middle-market and non-Fortune 1000 companies. For the year ended December 31, 2006, U.S. regional and excess and surplus lines wholesalers and regional retailers accounted for 49% and 18%, respectively, of our U.S. distribution and include: wholesalers American Wholesale Insurance Group Inc., CRC Insurance Services, Inc. and Westrope, Inc. and regional retailers Arthur J. Gallagher & Co., Lockton Companies, Inc., and McGriff Seibels & Williams, Inc.

In the year ended December 31, 2006, our top four brokers represented approximately 68% of gross premiums written by us. A breakdown of our distribution by broker is provided in the table below.

Percentage of Gross
Premiums Written
for the Year Ended
December 31, 2006

Broker
Marsh & McLennan Companies, Inc.	32%
Aon Corporation	19%
Willis Group Holdings Ltd.	10%
Jardine Lloyd Thompson Group plc	7%
All Others	32%

100%

Claims Management

We have a well-developed process in place for identifying, tracking and resolving claims. Claims responsibilities include reviewing loss reports, monitoring claims developments, requesting additional information where appropriate, performing claims audits of cedents, establishing initial case reserves and approving payment of individual claims. We have established authority levels for all individuals involved in the reserving and settlement of claims.

With respect to reinsurance, in addition to managing reported claims and conferring with ceding companies on claims matters, the claims management staff and personnel conduct periodic audits of specific claims and the overall claims procedures of our reinsureds. Through these audits, we are able to evaluate ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

Reserve for Losses and Loss Expenses

We are required by applicable insurance laws and regulations in Bermuda, the United States, the United Kingdom and Ireland and accounting principles generally accepted in the United States to establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of losses and loss expenses we are required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us as of the date they are recorded.

We use statistical and actuarial methods to reasonably estimate ultimate expected losses and loss expenses. We utilize a variety of standard actuarial methods in our analysis. These include the Bornhuetter-Ferguson methods, the reported loss development method, the paid loss development method and the expected loss ratio method. The selections from these various methods are based on the loss development characteristics of the specific line of business. For lines of business with extremely long reporting periods, such as casualty reinsurance, we may rely more on an expected loss ratio method until losses begin to develop. Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. The uncertainties may be greater for insurers like us than for insurers with an established operating and claims history and a larger number of insurance and reinsurance transactions. The relatively large limits of net liability for any one risk in our excess casualty and professional liability lines of business serve to increase the potential for volatility in the development of our loss reserves. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Relevant Factors — Critical Accounting Policies — Reserve for Losses and Loss Expenses” for further information regarding the uncertainties in establishing the reserve for losses and loss expenses.

To the extent we determine that the loss emergence of actual losses or loss expenses, whether due to frequency, severity or both, vary from our expectations and reserves reflected in our financial statements, we are required to increase or decrease our reserves to reflect our changed expectations. Any such increase could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital.

To assist us in establishing appropriate reserves for losses and loss expenses, we analyze a significant amount of insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual pricing analyses and our internal loss settlement patterns, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed regularly, and any adjustments are reflected in earnings in the periods in which they are determined.

The following tables show the development of gross and net reserves for losses and loss expenses, respectively. The tables do not present accident or policy year development data. Each table begins by showing the original year-end reserves recorded at the balance sheet date for each of the years presented (“as originally estimated”). This represents the estimated amounts of losses and loss expenses arising in all prior years that are unpaid at the balance sheet date, including reserves for losses incurred but not reported (“IBNR”). The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves recorded at the end of each prior year is less than (or greater than) its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) represent cumulative differences between the original reserves and the currently re-estimated liabilities over all prior years. Annual changes in the estimates are reflected in the statement of operations for each year, as the liabilities are re-estimated.

The lower sections of the tables show the portions of the original reserves that were paid (claims paid) as of the end of subsequent years. This section of each table provides an indication of the portion of the re-estimated liability that is settled and is unlikely to develop in the future. For our proportional treaty reinsurance business, we have estimated the allocation of claims paid to applicable years based on a review of large losses and earned premium percentages.

Development of Reserve for Losses and Loss Expenses
Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006
	($ in thousands)

As Originally Estimated:	$213	$310,508	$1,058,653	$2,037,124	$3,405,353	$3,636,997
Liability Re-estimated as of:
One Year Later	213	253,691	979,218	1,929,571	3,318,303
Two Years Later	213	226,943	896,649	1,844,630
Three Years Later	213	217,712	843,178
Four Years Later	213	199,982
Five Years Later	213
Cumulative (Redundancy)	—	(110,526)	(215,475)	(192,494)	(87,050)
Cumulative Claims Paid as of:
One Year Later	—	54,288	138,793	372,823	712,032
Two Years Later	—	83,465	237,394	571,149
Three Years Later	—	100,978	300,707
Four Years Later	18	124,109
Five Years Later	18

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005

Liability Re-estimated as of:
One Year Later	100%	82%	92%	95%	97%
Two Years Later	100%	73%	85%	91%
Three Years Later	100%	70%	80%
Four Years Later	100%	64%
Five Years Later	100%
Cumulative (Redundancy)	—	(36)%	(20)%	(9)%	(3)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	13%	18%	21%
Two Years Later	0%	27%	22%	28%
Three Years Later	0%	33%	28%
Four Years Later	8%	40%
Five Years Later	8%

Losses Net of Reinsurance

	Year Ended December 31
	2001	2002	2003	2004	2005	2006
	($ in thousands)

As Originally Estimated:	$213	$299,946	$964,810	$1,777,953	$2,689,020	$2,947,892
Liability Re-estimated as of:
One Year Later	213	243,129	885,375	1,728,868	2,578,303
Two Years Later	213	216,381	830,969	1,626,709
Three Years Later	213	207,945	771,983
Four Years Later	213	191,593
Five Years Later	213
Cumulative (Redundancy)	—	(108,353)	(192,827)	(151,244)	(110,717)
Cumulative Claims Paid as of:
One Year Later	—	52,077	133,286	305,083	455,079
Two Years Later	—	76,843	214,384	478,788
Three Years Later	—	93,037	271,471
Four Years Later	18	116,494
Five Years Later	18

Losses Net of Reinsurance

	Year Ended December 31,
	2001	2002	2003	2004	2005

Liability Re-estimated as of:
One Year Later	100%	81%	92%	97%	96%
Two Years Later	100%	72%	86%	91%
Three Years Later	100%	69%	80%
Four Years Later	100%	64%
Five Years Later	100%
Cumulative (Redundancy)	—	(36)%	(20)%	(9)%	(4)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	14%	17%	17%
Two Years Later	0%	26%	22%	27%
Three Years Later	0%	31%	28%
Four Years Later	8%	39%
Five Years Later	8%

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2006, 2005 and 2004. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)

Gross liability at beginning of year	$3,405,353	$2,037,124	$1,058,653
Reinsurance recoverable at beginning of year	(716,333)	(259,171)	(93,843)

Net liability at beginning of year	2,689,020	1,777,953	964,810

Net losses incurred related to:
Current year	849,850	1,393,685	1,092,789
Prior years	(110,717)	(49,085)	(79,435)

Total incurred	739,133	1,344,600	1,013,354

Net paid losses related to:
Current year	27,748	125,018	69,186
Prior years	455,079	305,082	133,287

Total paid	482,827	430,100	202,473

Foreign exchange revaluation	2,566	(3,433)	2,262
Net liability at end of year	2,947,892	2,689,020	1,777,953
Reinsurance recoverable at end of year	689,105	716,333	259,171

Gross liability at end of year	$3,636,997	$3,405,353	$2,037,124

Investments

Investment Strategy and Guidelines

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. Our portfolio therefore consists primarily of high investment grade-rated, liquid, fixed-maturity securities of short-to-medium term duration. Including a high-yield bond fund investment, 99% of our fixed income portfolio consists of investment grade securities. As authorized by our board of directors, we originally invested $200 million of our shareholders’ equity in four hedge funds.

In an effort to meet business needs and mitigate risks, our investment guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of some holdings as well as restrictions on purchasing specified types of securities, convertible bonds or investing in certain regions. Permissible investments are also limited by the type of issuer, the counterparty’s creditworthiness and other factors. Our investment manager may choose to invest some of the investment portfolio in currencies other than the U.S. dollar based on the business we have written, the currency in which our loss reserves are denominated on our books or regulatory requirements.

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and therefore reinvestment risk. Alternative investments, such as our hedge fund investments, subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

Investment Committee and Investment Manager

The investment committee of our board of directors establishes investment guidelines and supervises our investment activity. The investment committee regularly monitors our overall investment results, compliance with investment objectives and guidelines, and ultimately reports our overall investment results to the board of directors.

We have engaged affiliates of the Goldman Sachs Funds to provide discretionary investment management services. We have agreed to pay investment management fees based on the month-end market values of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included in net investment income. These investment management agreements are generally in force for an initial three-year term with subsequent one-year period renewals, during which they may be terminated by either party subject to specified notice requirements. Also, the investment manager of a hedge fund we invest in is a subsidiary of AIG.

Our Portfolio

Composition as of December 31, 2006

As of December 31, 2006, our aggregate invested assets totaled approximately $6.0 billion. Aggregate invested assets include cash and cash equivalents, restricted cash, fixed-maturity securities, a fund consisting of global high-yield fixed-income securities, four hedge funds, balances receivable on sale of investments and balances due on purchase of investments. The average credit quality of our investments is rated AA by Standard & Poor’s and Aa2 by Moody’s. Short-term instruments must be rated a minimum of A-1/P-1. The target duration range is 1.25 to 3.75 years and the portfolio has a total return rather than income orientation. As of December 31, 2006, the average duration of our investment portfolio was 2.8 years and there were approximately $6.5 million of unrealized gains in the portfolio, net of applicable tax. The global high-yield bond fund invests primarily in high-yield fixed income securities rated below investment grade and had a fair market value of $33.0 million as of December 31, 2006. Our investment in the four hedge funds had a total fair market value of $229.5 million as of December 31, 2006.

The following table shows the types of securities in our portfolio, excluding cash equivalents, and their fair market values and amortized costs as of December 31, 2006.

				Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	($ in millions)

Type of Investment
U.S. government and agencies	$1,704.9	$4.8	$(9.6)	$1,700.1
Non-U.S. government securities	93.8	4.2	(0.7)	97.3
Corporate securities	1,322.9	2.9	(7.7)	1,318.1
Mortgage-backed securities	1,828.5	5.7	(10.3)	1,823.9
Asset-backed securities	238.3	0.5	(0.4)	238.4

Fixed Income Sub-Total	5,188.4	18.1	(28.7)	5,177.8
Global high-yield bond fund	27.7	5.3	—	33.0
Hedge funds	217.9	11.6	—	229.5

Total	$5,434.0	$35.0	$(28.7)	$5,440.3

U.S. Government and Agencies

U.S. government and agency securities are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

Non-U.S. Government Securities

Non-U.S. government securities represent the fixed income obligations of non-U.S. governmental entities.

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that on acquisition are rated A-/A3 or higher and are diversified across a wide range of issuers and industries. The principal risks of corporate securities are interest rate risk and the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate credit in our portfolio was HSBC Holdings Plc, which represented 1.6% of aggregate invested assets and had an average rating of AA- by Standard & Poor’s, as of December 31, 2006. We actively monitor our corporate credit exposures and have had no realized credit-related losses to date.

Asset-Backed Securities

Asset-backed securities are purchased both to diversify the overall risks of our fixed maturity portfolio and to provide attractive returns. Our asset-backed securities are diversified both by type of asset and by issuer and are comprised of primarily AAA-rated bonds backed by pools of automobile loan receivables, home equity loans and credit card receivables originated by a variety of financial institutions.

The principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders and corporate obligors. Capital market risks include the general level of interest rates and the liquidity for these securities in the market place.

Mortgage-Backed Securities

Mortgage-backed securities are purchased to diversify our portfolio risk characteristics from primarily corporate credit risk to a mix of credit risk and cash flow risk. However, the majority of the mortgage-backed securities in our investment portfolio have relatively low cash flow variability.

The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. The active monitoring of our mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations. Our mortgage-backed securities are principally comprised of AAA-rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators.

Hedge Funds

As of December 31, 2006 and 2005, the investment in hedge funds consisted of investments in four different hedge funds.

The Goldman Sachs Global Alpha Hedge Fund PLC is a fund of hedge funds with an investment objective that seeks attractive long-term, risk adjusted returns across a variety of market environments with volatility and correlations that are lower than those of the broad equity markets. The fund allows for quarterly liquidity with a 45-day notification period.

The Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd. is a direct hedge fund with an investment objective that seeks attractive total returns through both capital appreciation and current return from a portfolio of investments mainly in foreign currencies, publicly traded securities and derivative instruments, primarily in the fixed income and currency markets. It allows for monthly liquidity with a 15-day notification period.

The AIG Select Hedge Fund is a fund of hedge funds with an investment objective that seeks attractive long-term, risk-adjusted absolute returns in a variety of capital market conditions. At least three business days’ notice prior to the last day of the month is required for any redemptions of shares of the fund at the end of the following month.

The Goldman Sachs Multi-Strategy Portfolio VI, Ltd. (the “Portfolio VI Fund”) is a fund of hedge funds with an investment objective that seeks attractive long-term, risk-adjusted absolute returns in U.S. dollars with volatility lower than, and with minimal correlation to, the broad equity markets. There is no specific notice period required for liquidity, however, such liquidity is dependent upon any lock-up periods of the underlying funds’ investments. As of December 31, 2006 and 2005, none and 4.3% of the fund’s assets, respectively, were invested in underlying funds with a lock-up period of greater than one year.

Ratings as of December 31, 2006

The investment ratings (provided by major rating agencies) for fixed maturity securities held as of December 31, 2006 and the percentage of our total fixed maturity securities they represented on that date were as follows:

			Percentage
			of Total
	Amortized	Fair Market	Fair Market
	Cost	Value	Value
	($ in millions)

Ratings
U.S. government and government agencies	$1,704.9	$1,700.1	32.8%
AAA/Aaa	2,427.5	2,426.3	46.9%
AA/Aa	306.8	306.2	5.9%
A/A	702.6	699.3	13.5%
BBB/Baa	46.6	45.9	0.9%

Total	$5,188.4	$5,177.8	100.0%

Maturity Distribution as of December 31, 2006

The maturity distribution for fixed maturity securities held as of December 31, 2006 was as follows:

			Percentage
			of Total
	Amortized	Fair Market	Fair Market
	Cost	Value	Value
	($ in millions)

Maturity
Due within one year	$147.2	$146.6	2.9%
Due after one year through five years	2,468.0	2,461.6	47.5%
Due after five years through ten years	335.4	335.3	6.5%
Due after ten years	171.0	172.0	3.3%
Mortgage-backed securities	1,828.5	1,823.9	35.2%
Asset-backed securities	238.3	238.4	4.6%

Total	$5,188.4	$5,177.8	100.0%

Investment Returns for the Year Ended December 31, 2006

Our investment returns for year ended December 31, 2006 were as follows ($ in millions):

Net investment income	$244.4
Net realized loss on sales of investments	$(28.7)
Net change in unrealized gains and losses	$32.0

Total net investment return	$247.7

Total return(1)	4.7%
Effective annualized yield(2)	4.5%

(1)	Total return for our investment portfolio is calculated using beginning and ending market values adjusted for external cash flows and includes unrealized gains and losses.

(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.

Our Principal Operating Subsidiaries

The following chart shows how our company is organized.

Allied World Assurance Company, Ltd

Our Bermuda insurance subsidiary, Allied World Assurance Company, Ltd, was incorporated on November 13, 2001 and began operations on November 21, 2001. Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company and is subject to regulation and supervision in Bermuda. Senior management and all of the staff of Allied World Assurance Company, Ltd are located in our Bermuda headquarters.

Our European Subsidiaries

On September 25, 2002, Allied World Assurance Company (Europe) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd. We capitalized Allied World Assurance Company (Europe) Limited with $30 million in capital. On October 7, 2002, Allied World Assurance Company (Europe) Limited was authorized by the Department of Enterprise, Trade and Employment to underwrite insurance and reinsurance from our office in Dublin. Based on its license in Ireland, Allied World Assurance Company (Europe) Limited is able to underwrite non-life insurance business risks situated throughout the European Union, subject to compliance with the Third Non-Life Directive of the European Union (the “Non-Life Directive”). Allied

World Assurance Company (Europe) Limited is regulated by the Irish Financial Services Regulatory Authority (the “Irish Financial Regulator”) and has obtained approvals to carry on business in the European Union.

Allied World Assurance Company (Europe) Limited maintains offices in Dublin and in London, and since its formation has written business originating from Ireland, the United Kingdom and Continental Europe.

On July 18, 2003, Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and licensed in Ireland to write reinsurance throughout the European Union. We capitalized Allied World Assurance Company (Reinsurance) Limited with $50 million in capital. We include the business produced by this entity in our property segment even though the majority of the coverages written are structured as facultative reinsurance. Allied World Assurance Company (Reinsurance) Limited was also granted a license by the U.K. Financial Services Authority on August 18, 2004 to underwrite business directly through a branch office in London. The company writes primarily property business directly sourced from London market producers; however, the risk location can be worldwide.

Our U.S. Subsidiaries

In July 2002, our subsidiary, Allied World Assurance Holdings (Ireland) Ltd, acquired Allied World Assurance Company (U.S.) Inc. (formerly Commercial Underwriters Insurance Company) and Newmarket Underwriters Insurance Company, two excess and surplus lines companies formed in the States of California and New Hampshire, respectively, from Swiss Re, an affiliate of the Securitas Capital Fund, one of our founding shareholders. Allied World Assurance Company (U.S.) Inc. was subsequently redomiciled in the State of Delaware. Together, these two companies are authorized or eligible to write insurance on a surplus lines basis in all states of the United States and licensed to write insurance on an admitted basis in 15 states. Prior to January 1, 2002, these two companies retroceded all of their insurance, reinsurance, credit and investment risk to two Swiss Re companies, their former parent company. We thus avoided any exposure to underwriting risk related to the companies’ prior business.

Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company market specialty property and casualty insurance products and services to a wide range of clients through a selected group of excess and surplus lines wholesalers that have a demonstrated track record of handling difficult risks while at the same time creating a reputation for solving problems for commercial insureds and brokers. Through these relationships, our U.S. subsidiaries have access to the excess and surplus lines insurance markets in 50 states. Both companies maintain administrative offices that are located in Boston, Massachusetts and New York, New York. In addition, Allied World Assurance Company (U.S.) Inc. has opened an office in San Francisco, California, and Newmarket Underwriters Insurance Company has opened an office in Chicago, Illinois. We also began to develop a U.S. programs initiative and are pursuing partnerships with qualified program administrators to offer additional excess and surplus lines business.

Newmarket Underwriters Insurance Company is currently applying for licenses in various states so that it may offer directors and officers liability and excess casualty coverage on an admitted basis. Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Minnesota, Missouri, Ohio, Pennsylvania and Texas recently issued Newmarket Underwriters Insurance Company a license.

Newmarket Administrative Services, Inc. was incorporated on November 22, 2006 and its activities are limited to providing certain administrative services to various subsidiaries of our company.

Our Employees

As of February 28, 2007, we had a total of 279 full-time employees of which 162 worked in Bermuda, 71 in the United States and 46 in Europe. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

Regulatory Matters

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance and reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products.

The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States and the United Kingdom. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. For example, in response to the tightening of supply in some insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the TRIA and the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension”) were enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2007 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The TRIA, and the TRIA Extension have had little impact on our business because few clients are purchasing this coverage.

Bermuda

General

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance and reinsurance business of Allied World Assurance Company, Ltd. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Allied World Assurance Company, Ltd has been registered as a Class 4 insurer by the BMA. By contrast, Allied World Assurance Company Holdings, Ltd is a holding company, and as such is not subject to Bermuda insurance regulations. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and any other conditions the BMA may impose from time to time.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions. Subcommittees of the Insurance Advisory Committee advise on the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA. The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Some significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Allied World Assurance Company, Ltd, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as that class of insurer under the Insurance Act. Allied World Assurance Company, Ltd is not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurances with terms in excess of five years. General business broadly includes all types of insurance that is not long-term.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Allied World Assurance Company, Ltd’s principal office is its executive offices in Pembroke, Bermuda, and its principal representative is Joan H. Dillard, our Chief Financial Officer. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless the BMA is given 30 days written notice of any intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to forthwith notify the BMA of that fact and within 14 days therefrom to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, any failure by the insurer to comply substantially with a condition imposed on the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable “event.”

Independent Approved Auditor

Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Allied World Assurance Company, Ltd, are required to be filed annually with the BMA. Allied World Assurance Company, Ltd’s independent auditor must be approved by the BMA and may be the same person or firm that audits our company’s consolidated financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist

As a registered Class 4 insurer, Allied World Assurance Company, Ltd is required to submit the opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Marshall J. Grossack, our Chief Corporate Actuary, is our approved loss reserve specialist.

Statutory Financial Statements

An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and related notes. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with accounting principles generally accepted in the United States and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda (the “Companies Act”) (those financial statements, in the case of Allied World Assurance Company Holdings, Ltd, will be prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)). As a general business insurer, Allied World Assurance Company, Ltd is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return

Allied World Assurance Company, Ltd is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificate, declaration of statutory ratios, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificate must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make this certification. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Allied World Assurance Company, Ltd, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

Allied World Assurance Company, Ltd:

•	is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written less any premiums ceded, but the company may not deduct more than 25% of gross premiums written when computing net premiums written) and (3) 15% of net losses and loss expense reserves;

•	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of those dividends would cause it to fail to meet that margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Allied World Assurance Company, Ltd would be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

•	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA (at least seven days before payment of those dividends) an affidavit stating that it will continue to meet the required margins;

•	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for an approval of that type must include an affidavit stating that it will continue to meet the required margins; and

•	is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that a failure has occurred, to file with the BMA a written report containing specified information.

Additionally, under the Companies Act, Allied World Assurance Company Holdings, Ltd and Allied World Assurance Company, Ltd may not declare or pay a dividend if Allied World Assurance Company Holdings, Ltd or Allied World Assurance Company, Ltd, as applicable, has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers like Allied World Assurance Company, Ltd. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are specified categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of Allied World Assurance Company, Ltd if the BMA believes that an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Allied World Assurance Company, Ltd to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of those documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise the foregoing powers in relation to any company which is, or has at any relevant time been, (1) a parent company, subsidiary company or related company of that registered person, (2) a subsidiary company of a parent company of that registered person, (3) a parent company of a subsidiary company of that registered person or (4) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50% or more of the shares or is entitled to exercise, or control the exercise, of more than 50% of the voting power at a general meeting of shareholders.

If it appears to the BMA that there is a risk of Allied World Assurance Company, Ltd becoming insolvent, or that Allied World Assurance Company, Ltd is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Allied World Assurance Company, Ltd (1) not to take on any new insurance business, (2) not to vary any insurance if the effect would be to increase its liabilities, (3) not to make specified investments, (4) to liquidate specified investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of those payments and/or (7) to limit Allied World Assurance Company, Ltd’s premium income. The BMA generally meets with each Class 4 insurance company on a voluntary basis, every two years.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require an insurer (or certain other persons) to produce specified information. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality. Under the Companies Act, the Minister of Finance has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him or her with information, to produce documents to him or her, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Shareholder Controllers

Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of Allied World Assurance Company Holdings, Ltd must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in Allied World Assurance Company Holdings, Ltd and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

For so long as Allied World Assurance Company Holdings, Ltd has an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Allied World Assurance Company Holdings, Ltd and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

Selected Other Bermuda Law Considerations

Although we, Allied World Assurance Company, Ltd and Allied World Assurance Holdings (Ireland) Ltd are incorporated in Bermuda, each is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to the non-resident status, we, Allied World Assurance Company, Ltd and Allied World Assurance Holdings (Ireland) Ltd may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As exempted companies, we, Allied World Assurance Company, Ltd and Allied World Assurance Holdings (Ireland) Ltd may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in specified business transactions, including (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in limited circumstances including doing business with another exempted undertaking in furtherance of our business or Allied World Assurance Company, Ltd’s and Allied World Assurance Holdings (Ireland) Ltd’s business, as applicable, carried on outside Bermuda. Allied World Assurance Company, Ltd is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd and Allied World Assurance Holdings (Ireland) Ltd are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

Ireland

Since October 2002, Allied World Assurance Company (Europe) Limited, an insurance company with its principal office in Dublin, Ireland, has been authorized as a non-life insurance undertaking. Allied World Assurance Company (Europe) Limited is regulated by the Irish Financial Regulator pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2006 (the “Irish Insurance Acts and Regulations”). The Non-Life Directive established a common framework for the authorization and regulation of non-life insurance undertakings within the European Union. The Non-Life Directive permits non-life insurance undertakings authorized in a member state of the European Union to operate in other member states of the European Union either directly from the home member state (on a services basis) or through local branches (by way of permanent establishment). Allied World Assurance Company (Europe) Limited established a branch in the United Kingdom on May 19, 2003 and operates on a freedom to provide services basis in other European Union member states.

On July 18, 2003, Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and licensed in Ireland to write reinsurance throughout the European Union. We capitalized Allied World Assurance Company (Reinsurance) Limited with

$50 million in capital. We include the business produced by this entity in our property segment even though the majority of the coverages written are structured as facultative reinsurance. Allied World Assurance Company (Reinsurance) Limited was granted a license by the U.K. Financial Services Authority on August 18, 2004 to underwrite business through a branch office in the United Kingdom.

United States

Our U.S. Subsidiaries

Allied World Assurance Company (U.S.) Inc., a Delaware domiciled insurer, and Newmarket Underwriters Insurance Company, a New Hampshire domiciled insurer, are together licensed or surplus line eligible in all states including the District of Columbia. Allied World Assurance Company (U.S.) Inc. is licensed in three states, including Delaware, its state of domicile, and surplus lines eligible in 48 jurisdictions, including the District of Columbia. Newmarket Underwriters Insurance Company is licensed in 12 states, including New Hampshire, its state of domicile, and surplus lines eligible in three states. As U.S. licensed and authorized insurers, Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company are subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states’ regulatory schemes also extend to policy form approval and market conduct regulation, including the use of credit information in underwriting and other underwriting and claims practices. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. Both Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company recently completed financial examination with their domiciliary regulators. The Report of Examination of both companies contained no negative findings.

Holding Company Regulation.  We and our U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of certain states. The insurance holding company laws and regulations vary from state to state, but generally require licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions involving the insurers in a holding company system and their affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the state insurance department. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Payment of ordinary dividends by Allied World Assurance Company (U.S.) Inc. requires prior approval of the Delaware Insurance Commissioner unless dividends will be paid out of “earned surplus.” “Earned surplus” is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Insurance Commissioner before being declared. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer’s surplus as regards policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer’s own securities.

Newmarket Underwriters Insurance Company may declare an ordinary dividend only upon 15 days prior notice to the New Hampshire Insurance Commissioner and if its surplus as regards policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs. Extraordinary dividends generally require 30 days notice to and non-disapproval of the Insurance Commissioner before being declared. An extraordinary dividend includes a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds 10% of such insurer’s surplus as regards policyholders as of December 31 of the prior year.

State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Delaware and New Hampshire Insurance Departments before such acquisition.

Guaranty Fund Assessments.  Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by certain insureds caused by the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of the annual premiums written for the relevant lines of insurance in that state to pay the claims of insolvent insurers. Most of these assessments are recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits. In addition, there have been legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful. These assessments may increase or decrease in the future depending upon the rate of insolvencies of insurance companies.

Involuntary Pools.  In the states where they are licensed, our insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.

Risk-Based Capital.  U.S. insurers are also subject to risk-based capital (or RBC) guidelines which provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of the company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Our U.S. insurance subsidiaries have satisfied the RBC formula since their acquisition and have exceeded all recognized industry solvency standards. As of December 31, 2006, all of our U.S. insurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

NAIC Ratios.  The NAIC Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios.

Surplus Lines Regulation.  The regulation of Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company as excess and surplus lines insurers differs significantly from their regulation as licensed or authorized insurers in several states. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage through specially licensed surplus lines brokers for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. In particular, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and state insurance regulations generally require that a risk be declined by three licensed insurers before it may be placed in the surplus lines market. Initial eligibility requirements and annual re-qualification standards and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company which conduct business on a surplus lines basis in a particular state are generally exempt from that state’s guaranty fund laws and from participation in its involuntary pools.

Federal Initiatives.  Although the U.S. federal government typically does not directly regulate the business of insurance, federal initiatives often have an impact on the insurance industry. For example, new federal legislation, the Nonadmitted and Reinsurance Reform Act of 2007 (the “NRRA”), has been introduced in the U.S. House of Representatives to streamline the regulation of surplus lines insurance and reinsurance. If enacted in its current form, the NRRA would, among other things, (i) grant sole regulatory authority with respect to the placement of non-admitted insurance to the policyholder’s home state, (ii) limit states to uniform standards for surplus lines eligibility in conformity with the NAIC Nonadmitted Insurance Model Act, (iii) establish a streamlined insurance procurement process for exempt commercial purchasers by eliminating the requirement that brokers conduct a due diligence search to determine whether the insurance is available from admitted insurers; (iv) establish the domicile state of the ceding insurer as the sole regulatory authority with respect to credit for reinsurance and solvency determinations if such state is an NAIC-accredited state or has financial solvency requirements substantially similar to those required for such accreditation; and (v) require that premium taxes related to non-admitted insurance only be paid to the policyholder’s home state, although the states may enter into a compact or establish procedures to allocate such premium taxes among the states.

In addition, the Insurance Industry Competition Act of 2007 (the “IICA”) has been introduced in the U.S. Senate and the U.S. House of Representatives. The IICA, if enacted in its current form, would remove the insurance industry’s antitrust exemption created by the McCarran-Ferguson Act, which provides that insurance companies are exempted from federal antitrust law so long as they are regulated by state law, absent boycott, coercion or intimidation. If enacted in its current form, the IICA would, among other things, (i) effect a different judicial standard providing that joint conduct by insurance companies, such as price sharing, would be subject to scrutiny by the U.S. Department of Justice unless the conduct was undertaken pursuant to a clearly articulated state policy that is actively supervised by the state and (ii) delegate authority to the Federal Trade Commission to identify insurance industry practices that are anti-competitive.

We are unable to predict whether any of the foregoing proposed legislation or any other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

In 2002, President George W. Bush signed TRIA into law. TRIA provides for the federal government to share with the insurance industry the risk of loss arising from future acts of terrorism. Participation in the program for U.S. commercial property and casualty insurers is mandatory. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for specified commercial insurance lines from the previous calendar year. Prior to 2007, a federal backstop covered 90 percent of losses in excess of the company deductible subject to an annual cap of $100 billion. While TRIA appears to provide the property and casualty sector with an increased ability to withstand the effect of potential terrorist events, any company’s results of operations or equity could nevertheless be materially adversely impacted, in light of the unpredictability of the nature, severity or frequency of such potential events. TRIA was originally scheduled to expire at the end of 2005 but the President of the United States signed the TRIA Extension into law on December 22, 2005 extending TRIA, with some amendments, through December 31, 2007. Several provisions of TRIA were changed by the TRIA Extension including: increases in the individual company deductible to 17.5 percent in 2006 and 20 percent in 2007; reduction in the federal share of compensation in excess of a company’s deductible to 85 percent in 2007; and the addition of a requirement that aggregate industry insured losses resulting from a certified act of terrorism after March 31, 2006 exceed $50 million in 2006 and $100 million in 2007 in order to trigger federal participation in excess of a company’s deductible. Congress is considering both temporary and permanent extensions to TRIA beyond December 31, 2007. However, there are no assurances that TRIA will be extended beyond 2007 on either a temporary or permanent basis and its expiration could have an adverse effect on our clients, the industry or us.

Available Information

We maintain a website at www.awac.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make and will continue to make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating & Corporate Governance Committee Charter, Corporate Governance Guidelines, Code of Ethics for CEO and Senior Financial Officers and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Allied World Assurance Company Holdings, Ltd, 27 Richmond Road, Pembroke HM 08, Bermuda, attention Wesley D. Dupont, Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s webite at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Annual Report on Form 10-K and other documents we file with the SEC include the following:

Risks Related to Our Company

Downgrades or the revocation of our financial strength ratings would affect our standing among brokers and customers and may cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Each of our principal operating insurance subsidiaries has been assigned a financial strength rating of “A” (Excellent) from A.M Best and “A−” (Strong) from Standard & Poor’s. Allied World Assurance Company, Ltd and our U.S. operating insurance subsidiaries are rated A2 (Good) by Moody’s. Each rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. If the rating of any of our subsidiaries is revised downward or revoked, our competitive position in the insurance and reinsurance industry may suffer, and it may be more difficult for us to market our products. Specifically, any revision or revocation of this kind could result in a significant reduction in the number of insurance and reinsurance contracts we write and in a substantial loss of business as customers and brokers that place this business move to competitors with higher financial strength ratings.

Additionally, it is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the portion of our obligations if our insurance subsidiaries are downgraded below an A− by A.M. Best. Whether a ceding company would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect could be material.

We also cannot assure you that A.M. Best, Standard & Poor’s or Moody’s will not downgrade our insurance subsidiaries.

Actual claims may exceed our reserves for losses and loss expenses.

Our success depends on our ability to accurately assess the risks associated with the businesses that we insure and reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to the policies we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. It is therefore possible that our reserves at any given time will prove to be inadequate.

To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital. Our results for the year ended December 31, 2006 included $135.9 million and $25.2 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior accident years. In comparison, for the year ended December 31, 2005, our results included $72.1 million of adverse development of reserves (which included $62.5 million of adverse development from 2004 catastrophes) and $121.1 million of favorable development relating to losses incurred for prior accident years. Our results for the year ended December 31, 2004 included $81.7 million of favorable development and $2.3 million of adverse reserve development.

We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. Based on our current estimate of losses related to Hurricane Katrina, we believe we have exhausted our $135 million of property catastrophe reinsurance protection with respect to this event, leaving us with more limited reinsurance coverage available pursuant to our two remaining property quota share treaties should our Hurricane Katrina losses prove to be greater than currently estimated. Under the two remaining quota share treaties, we ceded 45% of our general property policies and 66% of our energy-related property policies. As of December 31, 2006, we had estimated gross losses related to Hurricane Katrina of $559 million. Losses ceded related to Hurricane Katrina were $135 million under the property catastrophe reinsurance protection and approximately $153 million under the property quota share treaties.

The impact of investigations of possible anti-competitive practices by the company may impact our results of operations, financial condition and financial strength ratings.

On or about November 8, 2005, we received a Civil Investigative Demand (“CID”) from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas, relating to an investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of our business relationships with AIG and Chubb, and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. Specifically, the CID seeks information concerning our relationship with our investors, and in particular, AIG and Chubb, including their role in our business, sharing of business information and any agreements not to compete. The CID also seeks information regarding (i) contingent commission, placement service or other agreements that we may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by us in connection with the placement of insurance. We are cooperating in this ongoing investigation, and we have produced documents and other information in response to the CID. Based on our discussions with representatives of the Attorney General of Texas, the investigation is currently expected to proceed to a settlement. This is likely to result in certain payments that would be adverse to us. Based on our discussions, we have reserved $2.1 million for settlement payments to be made to the State of Texas. The outcome of the investigation may form a basis for investigations, civil litigation or enforcement proceedings by other state regulators, by policyholders or by other private parties, or other settlements that could have a negative effect on us.

We cannot assure you that we will be able to settle this matter with the Attorney General of the State of Texas or, if we do settle, that it will not be for a greater amount than what we have reserved.

A complaint filed against our Bermuda insurance subsidiary could, if adversely determined or resolved, subject us to a material loss.

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

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. No specific amount of damages is claimed. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. While this matter is in an early stage, and it is not possible to predict its outcome, the company does not currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

Government authorities are continuing to investigate the insurance industry, which may adversely affect our business.

The attorneys general for multiple states and other insurance regulatory authorities have been investigating a number of issues and practices within the insurance industry, and in particular insurance brokerage practices. These investigations of the insurance industry in general, whether involving the company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future prospects.

When we act as a property insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.

Our direct property insurance and reinsurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Over the past several years, changing weather patterns and climactic conditions such as global warming have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. In addition, some experts have attributed the recent high incidence of hurricanes in the Gulf of Mexico and the Caribbean to a permanent change in weather patterns resulting from rising ocean temperature in the region. The international geographic distribution of our business subjects us to catastrophe exposure from natural events occurring in a number of areas throughout the world, including windstorms in Europe, hurricanes and windstorms in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan and Taiwan and earthquakes in California and parts of the

Midwestern United States known as the New Madrid zone. The loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency but high severity in nature. In recent years, the frequency of major catastrophes appears to have increased. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of losses to the industry in recent years, and we expect this trend to continue.

In the event we experience further losses from catastrophes that have already occurred, there is a possibility that loss reserves for such catastrophes will be inadequate to cover the losses. In addition, because U.S. GAAP does not permit insurers and reinsurers to reserve for catastrophes until they occur, claims from these events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations.

We could face losses from terrorism and political unrest.

We have exposure to losses resulting from acts of terrorism and political instability. Although we generally exclude acts of terrorism from our property insurance policies and reinsurance treaties where practicable, we provide coverage in circumstances where we believe we are adequately compensated for assuming those risks. Moreover, even in cases where we seek to exclude coverage, we may not be able to completely eliminate our exposure to terrorist acts. It is impossible to predict the timing or severity of these acts with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent we suffer losses from these risks, such losses could be significant.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.

We seek to limit our loss exposure by adhering to maximum limitations on policies written in defined geographical zones (which limits our exposure to losses in any one geographic area), limiting program size for each client (which limits our exposure to losses with respect to any one client), adjusting retention levels and establishing per risk and per occurrence limitations for each event and prudent underwriting guidelines for each insurance program written (all of which limit our liability on any one policy). Most of our direct liability insurance policies include maximum aggregate limitations. We cannot assure you that any of these loss limitation methods will be effective. In particular, geographic zone limitations involve significant underwriting judgments, including the determination of the areas of the zones and whether a policy falls within particular zone limits. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies that are designed to limit our risks, such as limitations or exclusions from coverage (which limit the range and amount of liability to which we are exposed on a policy) or choice of forum (which provides us with a predictable set of laws to govern our policies and the ability to lower costs by retaining legal counsel in fewer jurisdictions), may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. One or more catastrophic or other events could result in claims and expenses that substantially exceed our expectations and could have a material adverse effect on our results of operations.

For our reinsurance business, we depend on the policies, procedures and expertise of ceding companies; these companies may fail to accurately assess the risks they underwrite which may lead us to inaccurately assess the risks we assume.

Because we participate in reinsurance markets, the success of our reinsurance underwriting efforts depends in part on the policies, procedures and expertise of the ceding companies making the original underwriting decisions (when an insurer transfers some or all of its risk to a reinsurer, the insurer is sometimes referred to as a “ceding company”). Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond the ceding companies’ control and for which historical experience and statistical analysis may not provide sufficient guidance. We face the risk that the ceding companies may fail to accurately assess the risks they underwrite, which, in turn, may lead us to inaccurately assess the risks we assume as reinsurance; if this occurs, the premiums that are ceded to us may not adequately compensate us and we could face significant losses on these reinsurance contracts.

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance to insurers domiciled in the United States.

Allied World Assurance Company, Ltd is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to the insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. Allied World Assurance Company, Ltd uses trust accounts and has access to up to $1 billion in letters of credit under two letter of credit facilities. The letter of credit facilities impose restrictive covenants, including restrictions on asset sales, limitations on the incurrence of certain liens and required collateral and financial strength levels. Violations of these or other covenants could result in the suspension of access to letters of credit or such letters of credit becoming due and payable. If these letter of credit facilities are not sufficient or drawable or if Allied World Assurance Company, Ltd is unable to renew either or both of these facilities or to arrange for trust accounts or other types of security on commercially acceptable terms, its ability to provide reinsurance to U.S.-domiciled insurers may be severely limited.

In addition, security arrangements with ceding insurers may subject our assets to security interests or may require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities and the investment regulations of the state of domicile of the ceding insurer, which generally regulate the amount and quality of investments permitted and which may be more restrictive than the investment regulations applicable to us under Bermuda law. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability.

We depend on a small number of brokers for a large portion of our revenues. The loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. In 2006, our top four brokers represented approximately 68% of our gross premiums written. Marsh & McLennan Companies, Inc., Aon Corporation and Willis Group Holdings Ltd were responsible for the distribution of approximately 32%, 19% and 10%, respectively, of our gross premiums written for the year ended December 31, 2006. Loss of all or a substantial portion of the business provided by any one of those brokers could have a material adverse effect on our financial condition and results of operations.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the customers that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, it is likely that, in most cases, we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when a customer pays premiums for policies written by us to a broker for further payment to us, these premiums are generally considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we actually receive the premiums. Consequently, we assume a degree of credit risk associated with the brokers we use with respect to our insurance and reinsurance business.

We may be unable to purchase reinsurance for our own account on commercially acceptable terms or to collect under any reinsurance we have purchased.

We acquire reinsurance purchased for our own account to mitigate the effects of large or multiple losses on our financial condition. From time to time, market conditions have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. For example, following the events of September 11, 2001, terms and conditions in the reinsurance markets generally became less attractive to buyers of such coverage. Similar conditions may occur at any time in the future, and we may not be able to purchase reinsurance in the areas and for the amounts required or desired. Even if reinsurance is generally available, we may not be able to negotiate terms that we deem appropriate or acceptable or to obtain coverage from entities with satisfactory financial resources.

In addition, a reinsurer’s insolvency, or inability or refusal to make payments under a reinsurance or retrocessional reinsurance agreement with us, could have a material adverse effect on our financial condition and results of operations because we remain liable to the insured under the corresponding coverages written by us.

Our investment performance may adversely affect our financial performance and ability to conduct business.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk, and credit and default risk. Additionally, with respect to some of our investments, we are subject to pre-payment or reinvestment risk. As authorized by our board of directors, we have invested $200 million of our shareholders’ equity in hedge funds. As a result, we may be subject to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

Because of the unpredictable nature of losses that may arise under insurance or reinsurance policies written by us, our liquidity needs could be substantial and may arise at any time. To the extent we are unsuccessful in correlating our investment portfolio with our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal. This could have a material adverse effect on the performance of our investment portfolio. If our liquidity needs or general liability profile unexpectedly change, we may not be successful in continuing to structure our investment portfolio in its current manner.

Any increase in interest rates could result in significant losses in the fair value of our investment portfolio.

Our investment portfolio contains interest-rate-sensitive instruments that may be adversely affected by changes in interest rates. Fluctuations in interest rates affect our returns on fixed income investments. Generally, investment income will be reduced during sustained periods of lower interest rates as higher-yielding fixed income securities are called, mature or are sold and the proceeds reinvested at lower rates. During periods of rising interest rates, prices of fixed income securities tend to fall and realized gains upon their sale are reduced. In addition, we are exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. In particular, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations.

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2006, mortgage-backed securities constituted approximately 30.6% of the fair market value of our aggregate invested assets. Aggregate invested assets include cash and cash equivalents, restricted cash, fixed-maturity securities, a fund consisting of global high-yield fixed-income securities, four hedge funds, balances receivable on sale of investments and balances due on purchase of investments. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

We may be adversely affected by fluctuations in currency exchange rates.

The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar. Assets in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. We may incur foreign currency exchange gains or losses as we ultimately receive premiums and settle claims required to be paid in foreign currencies.

We have currency hedges in place that seek to alleviate our potential exposure to volatility in foreign exchange rates and intend to consider the use of additional hedges when we are advised of known or probable significant losses that will be paid in currencies other than the U.S. dollar. To the extent that we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the impact of a movement in foreign currency exchange rates could adversely affect our operating results.

We may require additional capital in the future that may not be available to us on commercially favorable terms.

Our future capital requirements depend on many factors, including our ability to write new business and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any future financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

Conflicts of interests may arise because affiliates of some of our principal shareholders have continuing agreements and business relationships with us, and also may compete with us in several of our business lines.

Affiliates of some of our principal shareholders engage in transactions with our company. Subsidiaries of AIG provided limited administrative services to our company through 2006. Affiliates of the Goldman Sachs Funds serve as investment managers for our entire investment portfolio, except for that portion invested in the AIG Select Hedge Fund Ltd., which is managed by a subsidiary of AIG. An affiliate of Chubb provides surplus lines services to our U.S. subsidiaries. The interests of these affiliates of our principal shareholders may conflict with the interests of our company. Affiliates of our principal shareholders, AIG, Chubb and Securitas Capital Fund, are also customers of our company.

Furthermore, affiliates of AIG, Chubb, Swiss Re and the Goldman Sachs Funds may from time to time compete with us, including by assisting or investing in the formation of other entities engaged in the insurance and reinsurance business. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to AIG, Chubb, Swiss Re, the Goldman Sachs Funds or other existing shareholders or any of their affiliates, on the one hand, and us, on the other hand. AIG, Chubb, Swiss Re and the Goldman Sachs Funds either directly or through affiliates, also maintain business relationships with numerous companies that may directly compete with us. In general, these affiliates could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us, but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship.

Our business could be adversely affected if we lose any member of our management team or are unable to attract and retain our personnel.

Our success depends in substantial part on our ability to attract and retain our employees who generate and service our business. We rely substantially on the services of our executive management team. If we lose the services of any member of our executive management team, our business could be adversely affected. If we are unable to attract and retain other talented personnel, the further implementation of our business strategy could be impeded. This, in turn, could have a material adverse effect on our business. The location of our global headquarters in Bermuda may also impede our ability to attract and retain talented employees. We currently have written employment agreements with our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Corporate Actuary and certain other members of our executive management team. We do not maintain key man life insurance policies for any of our employees.

Risks Related to the Insurance and Reinsurance Business

The insurance and reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates and policy terms and conditions.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of underwriting capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permit favorable premium rates and policy terms and conditions. Because premium levels for many products have increased over the past several years, the supply of insurance and reinsurance has increased and is likely to increase further, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers. Continued increases in the supply of insurance and reinsurance may have consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.

Increased competition in the insurance and reinsurance markets in which we operate could adversely impact our operating margins.

The insurance and reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers, on an international and regional basis. Many of our competitors have greater financial, marketing and management resources. Since September 2001, a number of new Bermuda-based insurance and reinsurance companies have been formed and some of those companies compete in the same market segments in which we operate. Some of these companies have more capital than us. As a result of Hurricane Katrina in 2005, the insurance industry’s largest natural catastrophe loss, and two subsequent substantial hurricanes (Rita and Wilma), existing insurers and reinsurers raised new capital and significant investments were made in new insurance and reinsurance companies in Bermuda.

In addition, risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of these non-traditional products could reduce the demand for traditional insurance and reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

•	legislative mandates for insurers to provide specified types of coverage in areas where we or our ceding clients do business, such as the terrorism coverage mandated in the TRIA and the TRIA Extension, could eliminate or reduce opportunities for us to write those coverages; and

•	programs in which state-sponsored entities provide property insurance or reinsurance in catastrophe prone areas, such as recent legislative enactments passed in the State of Florida, or other “alternative market” types of coverage could eliminate or reduce opportunities for us to write those coverages.

New competition from these developments could result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

The effects of emerging claims and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance and reinsurance contracts may not be known for many years after a contract is issued. Examples of emerging claims and coverage issues include:

•	larger settlements and jury awards in cases involving professionals and corporate directors and officers covered by professional liability and directors and officers liability insurance; and

•	a trend of plaintiffs targeting property and casualty insurers in class action litigation related to claims handling, insurance sales practices and other practices related to the conduct of our business.

Risks Related to Laws and Regulations Applicable to Us

Compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on our business.

Our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States and the United Kingdom. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.

In addition, our subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. They also may not be able to fully comply with, or to obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on either the ability of the company in question, as well as potentially its affiliates, to do business in one or more of the jurisdictions in which they operate or on brokers on which we rely to produce business for us. In addition, any such failure to comply with applicable laws or to obtain appropriate exemptions could result in the imposition of fines or other sanctions. Any of these sanctions could have a material adverse effect on our business.

Our principal insurance subsidiary, Allied World Assurance Company, Ltd, is registered as a Class 4 Bermuda insurance and reinsurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders. Among other things, those statutes and regulations:

•	require Allied World Assurance Company, Ltd to maintain minimum levels of capital and surplus,

•	impose liquidity requirements which restrict the amount and type of investments it may hold,

•	prescribe solvency standards that it must meet and

•	restrict payments of dividends and reductions of capital and provide for the performance of periodic examinations of Allied World Assurance Company, Ltd and its financial condition.

These statutes and regulations may, in effect, restrict the ability of Allied World Assurance Company, Ltd to write new business. Although it conducts its operations from Bermuda, Allied World Assurance Company, Ltd is not authorized to directly underwrite local risks in Bermuda.

Allied World Assurance Company (U.S.) Inc., a Delaware domiciled insurer, and Newmarket Underwriters Insurance Company, a New Hampshire domiciled insurer, are both subject to the statutes and regulations of their relevant state of domicile as well as any other state in the United States where they conduct business. In the 15 states where the companies are admitted, the companies must comply with all insurance laws and regulations, including insurance rate and form requirements. Insurance laws and regulations may vary significantly from state to state. In those states where the companies act as surplus lines carriers, the state’s regulation focuses mainly on the company’s solvency.

Allied World Assurance Company (Europe) Limited, an Irish domiciled insurer, operates within the European Union non-life insurance legal and regulatory framework as established under the Non-Life Directive. Allied World Assurance Company (Europe) Limited is required to operate in accordance with the provisions of the Irish Insurance Acts and Regulations and the requirements of the Irish Financial Regulator.

Allied World Assurance Company (Reinsurance) Limited, an Irish domiciled reinsurer, is also authorized by the Financial Services Authority in the United Kingdom and is subject to the reinsurance regulations promulgated by the Financial Services Authority. Prior to the adoption of the European Union Reinsurance Directive in December 2005, there was no common European Union framework for the authorization and regulation of reinsurance undertakings — reinsurance undertakings operated according to the legal and regulatory requirements of individual European Union member states. With the adoption of the European Union Reinsurance Directive in December 2005, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other European Union member states either directly from the home member state (on a services basis) or through local branches (by way of permanent establishment). The European Union Reinsurance Directive was transposed into Irish law in July 2006.

Our Bermudian entities could become subject to regulation in the United States.

Neither Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd nor Allied World Assurance Holdings (Ireland) Ltd is licensed or admitted as an insurer, nor is any of them accredited as a reinsurer, in any jurisdiction in the United States. More than 85% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments.

Allied World Assurance Company Holdings, Ltd is a holding company, and as such has no substantial operations of its own. It does not have any significant assets other than its ownership of the shares of its direct and indirect subsidiaries, including Allied World Assurance Company, Ltd, Allied World Assurance Holdings (Ireland) Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (U.S.) Inc., Newmarket Underwriters Insurance Company, Allied World Assurance Company (Reinsurance) Limited and Newmarket Administrative Services, Inc. Dividends and other permitted distributions from insurance subsidiaries are expected to be the sole source of funds for Allied World Assurance Company Holdings, Ltd to meet any ongoing cash requirements, including any debt service payments and other expenses, and to pay any dividends to shareholders. Bermuda law, including Bermuda insurance regulations and the Companies Act restricts the declaration and payment of dividends and the making of distributions by Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, and Allied World Assurance Holdings (Ireland) Ltd, unless specified requirements are met. Allied World Assurance Company, Ltd is prohibited from paying dividends of more than 25% of its total statutory capital and surplus (as shown in its previous financial year’s statutory balance sheet)

unless it files with the Bermuda Monetary Authority at least seven days before payment of such dividend an affidavit stating that the declaration of such dividends has not caused it to fail to meet its minimum solvency margin and minimum liquidity ratio. Allied World Assurance Company, Ltd is also prohibited from declaring or paying dividends without the approval of the Bermuda Monetary Authority if Allied World Assurance Company, Ltd failed to meet its minimum solvency margin and minimum liquidity ratio on the last day of the previous financial year. Furthermore, in order to reduce its total statutory capital by 15% or more, Allied World Assurance Company, Ltd would require the prior approval of the Bermuda Monetary Authority. In addition, Bermuda corporate law prohibits a company from declaring or paying a dividend if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts. The inability by Allied World Assurance Company, Ltd or Allied World Assurance Holdings (Ireland) Ltd to pay dividends in an amount sufficient to enable Allied World Assurance Company Holdings, Ltd to meet its cash requirements at the holding company level could have a material adverse effect on our business, our ability to make payments on any indebtedness, our ability to transfer capital from one subsidiary to another and our ability to declare and pay dividends to our shareholders.

In addition, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited, Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company are subject to significant regulatory restrictions limiting their ability to declare and pay any dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company are subject to restrictions on statutory surplus pursuant to Delaware law and New Hampshire law, respectively. Both states require prior regulatory approval of any payment of extraordinary dividends.

Our business could be adversely affected by Bermuda employment restrictions.

We will need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate and holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government if it is shown that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the total duration of work permits, including renewals, to six to nine years, with specified exemptions for key employees. In March 2004, the Bermuda government announced an amendment to this policy which expanded the categories of occupations recognized by the government as “key” and with respect to which businesses can apply to be exempt from the six-to-nine-year limitations. The categories include senior executives, managers with global responsibility, senior financial posts, certain legal professionals, senior insurance professionals, experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers and managers. All of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. It is possible that the Bermuda government could deny work permits for our employees in the future, which could have a material adverse effect on our business.

Risks Related to Ownership of Our Common Shares

Future sales of our common shares may adversely affect the market price.

As of February 28, 2007 we had 60,342,079 common shares outstanding. Up to an additional 3,062,308 common shares may be issuable upon the vesting and exercise of outstanding stock options, restricted stock units (“RSUs”) and performance based equity awards. In addition, our principal shareholders and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public. Following any registration of this type, the common shares to which the registration relates will be freely transferable. We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan, the Allied World Assurance Company Holdings,

Ltd Amended and Restated 2004 Stock Incentive Plan and the Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan. Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.

Our Bye-laws contain restrictions on ownership, voting and transfers of our common shares.

Under our amended and restated Bye-laws, our directors (or their designees) are required to decline to register any transfer of common shares that would result in a U.S. person owning our common shares and shares of any other class or classes, in excess of certain prescribed limitations. These limitations take into account attribution and constructive ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”), and beneficial ownership rules under the Exchange Act. Similar restrictions apply to our ability to issue or repurchase shares. Our directors (or their designees), in their absolute discretion, may also decline to register the transfer of any common shares if they have reason to believe that (1) the transfer could expose us or any of our subsidiaries, any shareholder or any person ceding insurance to us or any of our subsidiaries, to, or materially increase the risk of, material adverse tax or regulatory treatment in any jurisdiction; or (2) the transfer is required to be registered under the Securities Act or under the securities laws of any state of the United States or any other jurisdiction, and such registration has not occurred. These restrictions apply to a transfer of common shares even if the transfer has been executed on the New York Stock Exchange. Any person wishing to transfer common shares will be deemed to own the shares for dividend, voting and reporting purposes until the transfer has been registered on our register of members. We are authorized to request information from any holder or prospective acquiror of common shares as necessary to give effect to the transfer, issuance and repurchase restrictions described above, and may decline to effect that kind of transaction if complete and accurate information is not received as requested.

Our Bye-laws also contain provisions relating to voting powers that may cause the voting power of certain shareholders to differ significantly from their ownership of common shares. Our Bye-laws specify the voting rights of any owner of shares to prevent any person from owning, beneficially, constructively or by attribution, shares carrying 10% or more of the total voting rights attached to all of our outstanding shares. Because of the attribution and constructive ownership provisions of the Code, and the rules of the U.S. Securities and Exchange Commission regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder even if that shareholder does not directly or indirectly hold 10% or more of the total combined voting power of our company. Further, our directors (or their designees) have the authority to request from any shareholder specified information for the purpose of determining whether that shareholder’s voting rights are to be reduced. If a shareholder fails to respond to this request or submits incomplete or inaccurate information, the directors (or their designees) have the discretion to disregard all votes attached to that shareholder’s shares. No person, including any of our current shareholders, may exercise 10% or more of our total voting rights. To our knowledge, as of this date, none of our current shareholders is anticipated to own 10% or more of the total voting rights attached to all of our outstanding shares after giving effect to the voting cutback.

Anti-takeover provisions in our Bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

Our Bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

For example, the following provisions in our Bye-laws could have such an effect:

•	the election of our directors is staggered, meaning that members of only one of three classes of our directors are elected each year, thus limiting your ability to replace directors,

•	our shareholders have a limited ability to remove directors,

•	the total voting power of any shareholder beneficially owning 10% or more of the total voting power of our voting shares will be reduced to less than 10% of the total voting power. Conversely, shareholders owning less than 10% of the total voting power may gain increased voting power as a result of these cutbacks,

•	no shareholder may transfer shares if as a result of such transfer any U.S. person (other than some of our principal shareholders, whose share ownership may not exceed the percentage of our common shares owned immediately after our IPO) owns 10% or more of our shares by vote or value,

•	if our directors determine that share ownership of any person may result in a violation of our ownership limitations, our board of directors has the power to force that shareholder to sell its shares and

•	our board of directors has the power to issue preferred shares without any shareholder approval, which effectively allows the board to dilute the holdings of any shareholder and could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

As a shareholder of our company, you may have greater difficulties in protecting your interests than as a shareholder of a U.S. corporation.

The Companies Act, which applies to our company, our Bermuda insurance subsidiary, Allied World Assurance Company, Ltd, and Allied World Assurance Holdings (Ireland) Ltd, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our Bye-laws, some of these differences may result in your having greater difficulties in protecting your interests as a shareholder of our company than you would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights you may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.

It may be difficult to enforce service of process and enforcement of judgments against us and our officers and directors.

Our company is a Bermuda company and it may be difficult for investors to enforce judgments against it or its directors and executive officers.

We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been advised by Conyers Dill & Pearman, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for investors to recover against us based upon such judgments.

There are regulatory limitations on the ownership and transfer of our common shares.

The Bermuda Monetary Authority must approve all issuances and transfers of securities of a Bermuda exempted company like us. We have received from the Bermuda Monetary Authority their permission for the issue and subsequent transfer of our common shares, as long as the shares are listed on the New York Stock Exchange or other appointed exchange, to and among persons resident and non-resident of Bermuda for exchange control purposes.

Before any shareholder acquires 10% or more of the voting shares, either directly or indirectly, of Allied World Assurance Company (U.S.) Inc. or Newmarket Underwriters Insurance Company, that shareholder must file an acquisition statement with and obtain prior approval from the domiciliary insurance commissioner of the respective company.

Risks Related to Taxation

U.S. taxation of our non-U.S. companies could materially adversely affect our financial condition and results of operations.

Allied World Assurance Company Holdings, Ltd, Allied World Assurance Holdings (Ireland) Ltd and Allied World Assurance Company, Ltd are Bermuda companies, and Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are Irish companies (collectively, the “non-U.S. companies”). We believe that the non-U.S. companies have operated and will operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, we cannot assure you that the U.S. Internal Revenue Service (the “IRS”) will not contend that a non-U.S. company is engaged in a U.S. trade or business. If any of the non-U.S. companies are engaged in a U.S. trade or business and do not qualify for benefits under the applicable income tax treaty, such company may be subject to U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business. In addition, a U.S. federal branch profits tax at the rate of 30% will be imposed on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of investment income of such company, as computed under Section 842 of the Code requiring that a foreign company carrying on a U.S. insurance or reinsurance business have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risks insured or reinsured by such company, may be subject to U.S. federal income and branch profits taxes.

If Allied World Assurance Company, Ltd (the “Bermuda insurance subsidiary”) is engaged in a U.S. trade or business and qualifies for benefits under the United States-Bermuda tax treaty, U.S. federal income taxation of such subsidiary will depend on whether (i) it maintains a U.S. permanent establishment and (ii) the relief from taxation under the treaty generally applies to non-premium income. We believe that the Bermuda insurance subsidiary has operated and will operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether an insurance company maintains a U.S. permanent establishment is inherently factual. Therefore, we cannot assure you that the IRS will not successfully assert that the Bermuda insurance subsidiary maintains a U.S. permanent establishment. In such case, the subsidiary will be subject to U.S. federal income tax at regular corporate rates and branch profit tax at the rate of 30% with respect to its income attributable to the permanent establishment. Furthermore, although the provisions of the treaty clearly apply to premium income, it is uncertain whether they generally apply to other income of a Bermuda company. Therefore, if the Bermuda insurance subsidiary is engaged in a U.S. trade or business, qualifies for benefits under the treaty and does not maintain a U.S. permanent establishment but the treaty is interpreted not to apply to income other than premium income, such subsidiary will be subject to U.S. federal income and branch profits taxes on its investment and other non-premium income as described in the preceding paragraph.

If any of Allied World Assurance Holdings (Ireland) Ltd or our Irish companies is engaged in a U.S. trade or business and qualifies for benefits under the Ireland-United States income tax treaty, U.S. federal income taxation of such company will depend on whether it maintains a U.S. permanent establishment. We believe that each such company has operated and will operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether a non-U.S. company maintains a U.S. permanent establishment is inherently factual. Therefore, we cannot assure you that the IRS will not successfully assert that any of such companies maintains a U.S. permanent establishment. In such case, the company will be subject to U.S. federal income tax at regular corporate rates and branch profits tax at the rate of 5% with respect to its income attributable to the permanent establishment.

U.S. federal income tax, if imposed, will be based on effectively connected or attributable income of a non-U.S. company computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that all deductions and credits claimed by a non-U.S. company in a taxable year can be disallowed if the company does not file a U.S. federal income tax return for such year. Penalties may be assessed for failure to file such return. None of our non-U.S. companies filed U.S. federal income tax returns for the 2002 and 2001 taxable years. However, we have filed protective U.S. federal income tax returns on a timely basis for each non-U.S. company for 2003, 2004 and 2005, and we plan to timely file returns for subsequent years in order to preserve our right to claim tax deductions and credits in such years if any of such companies is determined to be subject to U.S. federal income tax.

If any of our non-U.S. companies is subject to such U.S. federal taxation, our financial condition and results of operations could be materially adversely affected.

Our U.S. insurance subsidiaries may be subject to additional U.S. taxes in connection with our interaffiliate arrangements.

Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company (the “U.S. insurance subsidiaries”) are U.S. companies. They reinsure a substantial portion of their insurance policies with Allied World Assurance Company, Ltd. While we believe that the terms of these reinsurance arrangements are arm’s length, we cannot assure you that the IRS will not successfully assert that the payments made by the U.S. subsidiaries with respect to such arrangements exceed arm’s length amounts. In such case, our U.S. insurance subsidiaries will be treated as realizing additional income that may be subject to additional U.S. income tax, possibly with interest and penalties. Such excess amount may also be deemed to have been distributed as dividends to the direct parent of the U.S. insurance subsidiaries, Allied World Assurance Holdings (Ireland) Ltd, in which case this deemed dividend will also be subject to a U.S. federal withholding tax of 5%, assuming that the parent is eligible for benefits under the United States-Ireland income tax treaty (or a withholding tax of 30% if the parent is not so eligible). If any of these U.S. taxes are imposed, our financial condition and results of operations could be materially adversely affected.

You may be subject to U.S. income taxation with respect to income of our non-U.S. companies and ordinary income characterization of gains on disposition of common shares under the controlled foreign corporation (“CFC”) rules.

We believe that U.S. persons holding our common shares should not be subject to U.S. federal income taxation with respect to income of our non-U.S. companies prior to the distribution of earnings attributable to such income or ordinary income characterization of gains on disposition of common shares on the basis that such persons should not be “United States shareholders” subject to the CFC rules of the Code. Generally, each “United States shareholder” of a CFC will be subject to (i) U.S. federal income taxation on its ratable share of the CFC’s subpart F income, even if the earnings attributable to such income are not distributed, provided that such “United States shareholder” holds directly or through non-U.S. entities shares of the CFC; and (ii) potential ordinary income characterization of gains from sale or exchange of the directly owned shares of the non-U.S. corporation. For these purposes, any U.S. person who owns directly, through non-U.S. entities, or under applicable constructive ownership rules, 10% or more of the total combined voting power of all classes of stock of any non-U.S. company will be considered to be a “United States shareholder.” Although our non-U.S. companies may be or become CFCs and certain of our principal U.S. shareholders currently own 10% or more of our common shares, for the following reasons we believe that no U.S. person holding our shares directly, or through non-U.S. entities, should be a “United States shareholder.” First, our Bye-laws provide that if a U.S. person (including any principal shareholder) owns directly or through non-U.S. entities any of our shares, the number of votes conferred by the shares owned directly, indirectly or under applicable constructive ownership rules by such person will be less than 10% of the aggregate number of votes conferred by all issued shares of Allied World Assurance Company Holdings, Ltd. Second, our Bye-laws restrict issuance, conversion, transfer and repurchase of the shares to the extent such transaction would cause a U.S. person holding directly or through non-U.S. entities any of our shares to own directly, through non-U.S. entities or under applicable constructive ownership rules shares representing 10% or more of the voting power in Allied World Assurance Company Holdings, Ltd. Third, our Bye-laws and the bye-laws of our non-U.S. subsidiaries require (i) the board of directors of Allied World Assurance Company, Ltd to consist only of persons who have been elected as directors of Allied World Assurance Company Holdings, Ltd (with the number and classification of directors of Allied World Assurance Company, Ltd being identical to those of Allied World Assurance Company Holdings, Ltd) and (ii) the board of directors of each other non-U.S. subsidiary of Allied World Assurance Company Holdings, Ltd to consist only of persons approved by our shareholders as persons eligible to be elected as directors of such subsidiary. Therefore, U.S. persons holding common shares should not be subject to the CFC rules of the Code (except that a U.S. person may be subject to the ordinary income characterization of gains on disposition of common shares if such person owned 10% or more of our total voting power solely under the applicable constructive ownership rules at any time during the 5-year period ending on the date of the disposition when we were a CFC). We cannot assure you, however, that the Bye-law provisions referenced in this paragraph will operate as intended or that we will be otherwise successful in preventing a U.S. person from exceeding, or being deemed to exceed, these voting limitations. Accordingly, U.S. persons who hold our shares directly or through non-U.S. entities should consider the possible application of the CFC rules.

You may be subject to U.S. income taxation under the related person insurance income (“RPII”) rules.

Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited (the “non-U.S. insurance subsidiaries”), are non-U.S. companies which currently insure and reinsure and are expected to continue to insure and reinsure directly or indirectly certain of our U.S. shareholders (including our U.S. principal shareholders) and persons related to such shareholders. We believe that U.S. persons that hold our shares directly or through non-U.S. entities will not be subject to U.S. federal income taxation with respect to the income realized in connection with such insurance and reinsurance prior to distribution of earnings attributable to such income on the basis that RPII, determined on gross basis, realized by each non-U.S. insurance subsidiary will be less than 20% of its gross insurance income in each taxable year. In order to qualify for this exception, each non-U.S. insurance subsidiary requests information from its insureds and reinsureds in order to determine whether such persons are, or are related to, our direct and indirect shareholders. On the basis of this information, each non-U.S. subsidiary currently monitors and will monitor the amount of RPII realized and, when appropriate, declines and will decline to write primary insurance and reinsurance for our U.S. shareholders and persons related to such shareholders. However, we cannot assure you that the measures described in this paragraph will operate as intended. In addition, some of the factors that determine the extent of RPII in any period may be beyond our knowledge or control. For example, we may be considered to insure indirectly the risk of our shareholder if an unrelated company that insured such risk in the first instance reinsures such risk with us. Therefore, we cannot assure you that we will be successful in keeping the RPII realized by the non-U.S. insurance subsidiaries below the 20% limit in each taxable year. Furthermore, even if we are successful in keeping the RPII below the 20% limit, we cannot assure you that we will be able to establish that fact to the satisfaction of the U.S. tax authorities. If we are unable to establish that the RPII of any non-U.S. insurance subsidiary is less than 20% of that subsidiary’s gross insurance income in any taxable year, and no other exception from the RPII rules applies, each U.S. person who owns common shares, directly or through non-U.S. entities, on the last day of the taxable year will be generally required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately to U.S. holders at that date, regardless of whether that income was actually distributed.

The RPII rules provide that if a holder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. These rules should not apply to dispositions of our common shares because Allied World Assurance Company Holdings, Ltd is not itself directly engaged in the insurance business and these rules appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot assure you, however, that the IRS will interpret these rules in this manner or that the proposed regulations addressing the RPII rules will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our common shares.

U.S. tax-exempt entities may recognize unrelated business taxable income (“UBTI”).

A U.S. tax-exempt entity holding our common shares generally will not be subject to U.S. federal income tax with respect to dividends and gains on our common shares, provided that such entity does not purchase our common shares with borrowed funds. However, if a U.S. tax-exempt entity realizes income with respect to our common shares under the CFC or RPII rules, as discussed above, such entity will be generally subject to U.S. federal income tax with respect to such income as UBTI. Accordingly, U.S. tax-exempt entities that are potential investors in our common shares should consider the possible application of the CFC and RPII rules.

You may be subject to additional U.S. federal income taxation with respect to distributions on and gains on dispositions of common shares under the passive foreign investment company (“PFIC”) rules.

We believe that U.S. persons holding common shares should not be subject to additional U.S. federal income taxation with respect to distributions on and gains on dispositions of common shares under the PFIC rules. We expect that our insurance subsidiaries will be predominantly engaged in an insurance business and will not hold reserves in excess of reasonable needs of their business, and therefore qualify for the insurance exception from the PFIC rules. However, the determination of the nature of such business and the reasonableness of such reserves is inherently factual. Furthermore, we cannot assure you, as to what positions the IRS or a court might take in the future regarding the application of the PFIC rules to us. Therefore, we can not assure you that we will not be considered to be a PFIC. If we are considered to be a PFIC, U.S. persons holding common shares could be subject to additional U.S. federal income taxation on distributions on and gains on dispositions of common shares. Accordingly, each U.S. person who is considering an investment in common shares should consult his or her tax advisor as to the effects of the PFIC rules.

Application of a recently published IRS Revenue Ruling with respect to our insurance or reinsurance arrangements can materially adversely affect us and our shareholders.

Recently, the IRS published Revenue Ruling 2005-40 (the “Ruling”) addressing the requirement of adequate risk distribution among insureds in order for a primary insurance arrangement to constitute insurance for U.S. federal income tax purposes. If the IRS successfully contends that our insurance or reinsurance arrangements, including such arrangements with affiliates of our principal shareholders, and with our U.S. subsidiaries, do not provide for adequate risk distribution under the principles set forth in the Ruling, we and our shareholders could be subject to material adverse U.S. federal income tax consequences, including taxation under PFIC rules.

Future U.S. legislative action or other changes in U.S. tax law might adversely affect us or our shareholders.

The tax treatment of non-U.S. insurance companies and their U.S. insurance subsidiaries has been the subject of discussion and legislative proposals in the U.S. Congress. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by our non-U.S. companies, our U.S. subsidiaries or our shareholders. If this happens, our financial condition and results of operations could be materially adversely affected.

We may be subject to U.K. tax, which may have a material adverse effect on our results of operations.

None of our companies are incorporated in the United Kingdom. Accordingly, none of our companies should be treated as being resident in the United Kingdom for corporation tax purposes unless our central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intend to manage our affairs so that none of our companies is resident in the United Kingdom for tax purposes.

The rules governing the taxation of foreign companies operating in the United Kingdom through a branch or agency were amended by the Finance Act 2003. The current rules apply to the accounting periods of non-U.K. resident companies which start on or after January 1, 2003. Accordingly, a non-U.K. resident company will only be subject to U.K. corporation tax if it carries on a trade in the United Kingdom through a permanent establishment in the United Kingdom. In that case, the company is, in broad terms, taxable on the profits and gains attributable to the permanent establishment in the United Kingdom. Broadly a company will have a permanent establishment if it has a fixed place of business in the United Kingdom through which the business of the company is wholly or partly carried on or if an agent acting on behalf of the company habitually exercises authority in the United Kingdom to do business on behalf of the company. Each of our companies, other than Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited (which have established branches in the United Kingdom), currently intend that we will operate in such a manner as to not carry on a trade through a permanent establishment in the United Kingdom.

If any of our U.S. subsidiaries were trading in the United Kingdom through a branch or agency and the U.S. subsidiaries were to qualify for benefits under the applicable income tax treaty between the United Kingdom and the United States, only those profits which were attributable to a permanent establishment in the United Kingdom would be subject to U.K. corporation tax.

If Allied World Assurance Holdings (Ireland) Ltd was trading in the United Kingdom through a branch or agency and it was entitled to the benefits of the tax treaty between Ireland and the United Kingdom, it would only be subject to U.K. taxation on its profits which were attributable to a permanent establishment in the United Kingdom. The branches established in the United Kingdom by Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited constitute a permanent establishment of those companies and the profits attributable to those permanent establishments are subject to U.K. corporation tax.

The United Kingdom has no income tax treaty with Bermuda.

There are circumstances in which companies that are neither resident in the United Kingdom nor entitled to the protection afforded by a double tax treaty between the United Kingdom and the jurisdiction in which they are resident may be exposed to income tax in the United Kingdom (other than by deduction or withholding) on the profits of a trade carried on there even if that trade is not carried on through a branch or agency, but each of our companies currently intend to operate in such a manner that none of our companies will fall within the charge to income tax in the United Kingdom (other than by deduction or withholding) in this respect.

If any of our companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited, were to be treated as carrying on a trade in the United Kingdom through a branch or agency or of having a permanent establishment in the United Kingdom, our results of operations and your investment could be materially adversely affected.

We may be subject to Irish tax, which may have a material adverse effect on our results of operations.

Companies resident in Ireland are generally subject to Irish corporation tax on their worldwide income and capital gains. None of our companies, other than our Irish companies and Allied World Assurance Holdings (Ireland) Ltd, which resides in Ireland, should be treated as being resident in Ireland unless our central management and control is exercised in Ireland. The concept of central management and control is indicative of the highest level of control of a company, and is wholly a question of fact. Each of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, currently intend to operate in such a manner so that the central management and control of each of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, is exercised outside of Ireland. Nevertheless, because central management and control is a question of fact to be determined based on a number of different factors, the Irish Revenue Commissioners might contend successfully that the central management and control of any of our companies, other than Allied World Assurance Holdings (Ireland) Ltd or our Irish companies, is exercised in Ireland. Should this occur, such company will be subject to Irish corporation tax on their worldwide income and capital gains.

The trading income of a company not resident in Ireland for Irish tax purposes can also be subject to Irish corporation tax if it carries on a trade through a branch or agency in Ireland. Each of our companies currently intend to operate in such a manner so that none of our companies carry on a trade through a branch or agency in Ireland. Nevertheless, because neither case law nor Irish legislation definitively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, is trading through a branch or agency in Ireland. Should this occur, such companies will be subject to Irish corporation tax on profits attributable to that branch or agency.

If any of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, were treated as resident in Ireland for Irish corporation tax purposes, or as carrying on a trade in Ireland through a branch or agency, our results of operations and your investment could be materially adversely affected.

If corporate tax rates in Ireland increase, our business and financial results could be adversely affected.

Trading income derived from the insurance and reinsurance businesses carried on in Ireland by our Irish companies is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various European Union Member States have, from time to time, called for harmonization of corporate tax rates within the European Union. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates in the European Union. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax until at least the year 2025. Should, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

If investments held by our Irish companies are determined not to be integral to the insurance and reinsurance businesses carried on by those companies, additional Irish tax could be imposed and our business and financial results could be adversely affected.

Based on administrative practice, taxable income derived from investments made by our Irish companies is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance businesses carried on by those companies. Our Irish companies intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance businesses carried on by our Irish companies. If, however, investment income earned by our Irish companies exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporations tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and our investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act, 1966 of Bermuda, has given each of Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd and Allied World Assurance Holdings (Ireland) Ltd an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd and Allied World Assurance Holdings (Ireland) Ltd or any of their operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase our taxes and reduce our net income.

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a “Global Forum,” Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease office space in Pembroke, Bermuda (which houses our corporate headquarters); Boston, Massachusetts; Chicago, Illinois; New York, New York; San Francisco, California; Dublin, Ireland; and London, England. Our reinsurance segment operates out of our Bermuda office and our property and casualty segments operate out of each of our office locations. Except for our office space in Bermuda, which has a 15 year lease term, our leases have remaining terms ranging from approximately one year to approximately ten years in length. We believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future.

Item 3.	Legal Proceedings.

On or about November 8, 2005, we received a CID from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas relating to an investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of our business relationships with AIG and Chubb, and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. Specifically, the CID seeks information concerning our relationship with our investors, and in particular, AIG and Chubb, including their role in our business, sharing of business information and any agreements not to compete. The CID also seeks information regarding (i) contingent commission, placement service or other agreements that we may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by us in connection with the placement of insurance. We are cooperating in this ongoing investigation, and we have produced documents and other information in response to the CID. Based on our discussions with representatives of the Attorney General of Texas, the investigation is currently expected to proceed to a settlement. This is likely to result in certain payments that would be adverse to us. Based on our discussions, we have reserved $2.1 million for settlement payments to be made to the State of Texas. The outcome of the investigation may form a basis for investigations, civil litigation or enforcement proceedings by other state regulators, by policyholders or by other private parties, or other voluntary settlements that could have a negative effect on us.

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

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’

business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. While this matter is in an early stage, and it is not possible to predict its outcome, the company does not currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) On November 29, 2006, we held our 2006 annual general meeting of shareholders (the “Annual General Meeting”).

(b) Proxies were solicited by our management in connection with the Annual General Meeting at which the following matters were acted upon with the voting results indicated below. There was no solicitation of opposition to our nominees listed in the proxy statement. The Class III directors were re-elected for three-year terms as described in (c) (1) below.

The other directors, whose term at office continued after the meeting are:

Michael I. D. Morrison
Scott Hunter
Mark R. Patterson
Samuel J. Weinhoff
Philip D. DeFeo

(c) 1. Election of Directors

Our board of directors is divided into three classes: Class I, Class II and Class III, each of approximately equal size. At the Annual General Meeting, our shareholders elected our Class III directors to hold office until our company’s Annual General Meeting of Shareholders in 2009, or until their successors are duly elected and qualified or their office is otherwise vacated.

Name	Votes For	Withheld Authority

Scott A. Carmilani	21,879,981	96,995
James F. Duffy	21,971,881	5,095
Bart Friedman	21,971,881	5,095

     2. Approval of Eligible Subsidiary Directors

In accordance with our Bye-laws, no person may be elected as a director of our company’s non-U.S. subsidiaries (excluding Allied World Assurance Company, Ltd) unless such person has been approved by our company’s shareholders. At our Annual General Meeting, the following persons were approved as “eligible subsidiary directors” of our non-U.S. subsidiaries.

Allied World Assurance Holdings (Ireland) Ltd

Name	Votes For	Withheld Authority

Scott A. Carmilani	21,880,381	96,595
Wesley D. Dupont	21,880,381	96,595
Michael I.D. Morrison	21,638,571	338,405
John T. Redmond	21,880,381	96,595

Allied World Assurance Company (Europe) Limited

Name	Votes For	Withheld Authority

J. Michael Baldwin	21,880,381	96,595
Scott A. Carmilani	21,880,381	96,595
John Clifford	21,880,381	96,595
Hugh Governey	21,971,881	5,095
Michael I.D. Morrison	21,638,571	338,405
John T. Redmond	21,880,381	96,595

Allied World Assurance Company (Reinsurance) Limited

Name	Votes For	Withheld Authority

J. Michael Baldwin	21,880,381	96,595
Scott A. Carmilani	21,880,381	96,595
John Clifford	21,880,381	96,595
Hugh Governey	21,971,881	5,095
Michael I.D. Morrison	21,638,571	338,405
John T. Redmond	21,880,381	96,595

     3. Appointment of Independent Auditors

Our shareholders voted to approve the appointment of Deloitte & Touche as our independent auditors for the fiscal year ending December 31, 2006.

Votes For	Votes Against	Abstain

21,976,061	615	300

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares began publicly trading on the New York Stock Exchange under the symbol “AWH” on July 12, 2006. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported on the New York Stock Exchange Composite Tape.

	High	Low

2006:
Third quarter (commencing July 12, 2006)	$41.00	$34.10
Fourth quarter	$44.28	$39.20

On February 28, 2007, the last reported sale price for our common shares was $41.73 per share. At February 28, 2007, there were 145 holders of record of our common shares. At February 8, 2007, there were approximately 3,600 beneficial holders of our common shares.

In March 2005, we paid an extraordinary cash dividend to our common shareholders of record totaling approximately $500 million. During the year ended December 31, 2006, we declared one regular quarterly dividend of $0.15 per common share payable on December 21, 2006 to our shareholders of record on December 5, 2006. The declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1 “Business — Regulatory Matters” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements” and Note 13 of the notes to consolidated financial statements included in this report.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the period beginning on July 11, 2006 and ending on December 31, 2006, assuming $100 was invested on July 11, 2006. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.	Selected Financial Data.

The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1.A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in millions, except per share amounts and ratios)

Summary Statement of Operations Data:
Gross premiums written	$1,659.0	$1,560.3	$1,708.0	$1,573.7	$922.5

Net premiums written	$1,306.6	$1,222.0	$1,372.7	$1,346.5	$846.0

Net premiums earned	$1,252.0	$1,271.5	$1,325.5	$1,167.2	$434.0
Net investment income	244.4	178.6	129.0	101.0	81.6
Net realized investment (losses) gains	(28.7)	(10.2)	10.8	13.4	7.1
Net losses and loss expenses	739.1	1,344.6	1,013.4	762.1	304.0
Acquisition costs	141.5	143.4	170.9	162.6	58.2
General and administrative expenses	106.1	94.3	86.3	66.5	31.5
Foreign exchange loss (gain)	0.6	2.2	(0.3)	(4.9)	(1.5)
Interest expense	32.6	15.6	—	—	—
Income tax expense (recovery)	5.0	(0.4)	(2.2)	6.9	2.9

Net income (loss)	$442.8	$(159.8)	$197.2	$288.4	$127.6

Per Share Data:
Earnings (loss) per share(1):
Basic	$8.09	$(3.19)	$3.93	$5.75	$2.55
Diluted	7.75	(3.19)	3.83	5.66	2.55
Weighted average number of common shares outstanding:
Basic	54,746,613	50,162,842	50,162,842	50,162,842	50,089,767
Diluted	57,115,172	50,162,842	51,425,389	50,969,715	50,089,767
Dividends paid per share	$0.15	$9.93	—	—	—

	Year Ended December 31,
	2006	2005	2004	2003	2002

Selected Ratios:
Loss ratio(2)	59.0%	105.7%	76.5%	65.3%	70.1%
Acquisition cost ratio(3)	11.3	11.3	12.9	13.9	13.4
General and administrative expense ratio(4)	8.5	7.4	6.5	5.7	7.3
Expense ratio(5)	19.8	18.7	19.4	19.6	20.7
Combined ratio(6)	78.8	124.4	95.9	84.9	90.8

	As of December 31,
	2006	2005	2004	2003	2002
	($ in millions, except per share amounts)

Summary Balance Sheet Data:
Cash and cash equivalents	$366.8	$172.4	$190.7	$66.1	$87.9
Investments at fair market value	5,440.3	4,687.4	4,087.9	3,184.9	2,129.9
Reinsurance recoverable	689.1	716.3	259.2	93.8	10.6
Total assets	7,620.6	6,610.5	5,072.2	3,849.0	2,560.3
Reserve for losses and loss expenses	3,637.0	3,405.4	2,037.1	1,058.7	310.5
Unearned premiums	813.8	740.1	795.3	725.5	475.8
Total debt	498.6	500.0	—	—	—
Total shareholders’ equity	2,220.1	1,420.3	2,138.5	1,979.1	1,682.4
Book value per share(7):
Basic	$36.82	$28.31	$42.63	$39.45	$33.59
Diluted	35.26	28.20	41.58	38.83	33.59

(1)	Please refer to Note 10 of the notes to consolidated financial statements for the calculation of basic and diluted earnings per share.

(2)	Calculated by dividing net losses and loss expenses by net premiums earned.

(3)	Calculated by dividing acquisition costs by net premiums earned.

(4)	Calculated by dividing general and administrative expenses by net premiums earned.

(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.

(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.

(7)	Basic book value per share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is a non-GAAP financial measure and is defined as total shareholders’ equity available to common shareholders divided by the number of common shares and common share equivalents outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share. Certain warrants that were anti-dilutive were excluded from the calculation of the diluted book value per share as of December 31, 2005 and 2002. The number of warrants that were anti-dilutive were 5,873,500 and 5,956,667 as of December 31, 2005 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements in this Form 10-K include forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that involve inherent risks and uncertainties. These statements include in general forward-looking statements both with respect to us and the insurance industry. Statements that are not historical facts, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” “seeks” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1.A. “Risk Factors” in this Form 10-K. We undertake no obligation to release publicly the results of any future revisions we make to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our insurance subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of December 31, 2006, we had $7,620.6 million of total assets, $2,220.1 million of shareholders’ equity and $2,718.7 million of total capital.

During 2006, market conditions for property lines of business improved substantially as a result of the windstorms that occurred during 2004 and 2005. We have taken advantage of selected opportunities and, as such, our property segment grew to 28.0% of our business mix on a gross premiums written basis for the year ended December 31, 2006 compared to 26.5% for the year ended December 31, 2005. We are continuing to see modest declines in casualty insurance pricing but are taking advantage of opportunities where pricing, terms and conditions still meet our targets. Our casualty and reinsurance segments made up 37.5% and 34.5%, respectively, of gross premiums written for the year ended December 31, 2006 compared to 40.6% and 32.9%, respectively, for the year ended December 31, 2005.

The year ended December 31, 2006 was the first full year of operations for our Chicago and San Francisco offices. This, combined with the ongoing expansion of our Boston and New York offices, resulted in a $64.3 million, or 68.4% increase in gross premiums written via our U.S. distribution platform.

During July 2006, we completed our IPO, selling 10,120,000 common shares at $34.00 per share for total net proceeds of approximately $315.8 million, including the underwriters’ over-allotment option. We also issued $500.0 million aggregate principal amount of senior notes bearing 7.50% annual interest and repaid our $500.0 million term loan using proceeds from the issuance of the senior notes and our IPO, including the exercise in full by the underwriters of their over-allotment option. We paid our first quarterly dividend of $0.15 per common share, or approximately $9.0 million in aggregate, in December 2006.

We expect moderate rate declines and increased competition to continue in 2007. Increased competition is resulting from increased capacity in the property insurance and property reinsurance marketplaces. Casualty lines of business are also experiencing downward pressure on rates as competitors look to achieve diversification. We cannot predict with reasonable certainty whether these trends will persist in the future.

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

Expenses

Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses are comprised of paid losses and reserves for losses less recoveries from reinsurers. Losses and loss expense reserves are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. In accordance with accounting principles generally accepted in the United States of America, we reserve for catastrophic losses as soon as the loss event is known to have occurred. Acquisition costs consist principally of commissions and brokerage fees that are typically a percentage of the premiums on insurance policies or reinsurance contracts written, net of any commissions received by us on risks ceded to reinsurers. General and administrative expenses include personnel expenses, professional fees, rent, information technology costs and other general operating expenses. General and administrative expenses also included fees paid to subsidiaries of AIG in return for the provision of certain administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative services agreements with AIG subsidiaries were amended and contained both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. As a result of our IPO, we are experiencing increases in general and administrative expenses as we add personnel and become subject to reporting regulations applicable to publicly-held companies. We expect this to continue in 2007.

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

Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as “case reserves,” and reserves for IBNR. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. Thus, there is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require substantial judgment because they relate to unreported events that, based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company. IBNR also includes a provision for the development of losses that are known to have occurred, but for which a specific amount has not yet been reported. IBNR may also include a provision for estimated development of known case reserves.

The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves.

Reserves for losses and loss expenses as of December 31, 2006, 2005 and 2004 were comprised of the following:

	As of December 31,
	2006	2005	2004
	($ in millions)

Case reserves	$935.2	$921.2	$321.9
IBNR	2,701.8	2,484.2	1,715.2

Reserve for losses and loss expenses	3,637.0	3,405.4	2,037.1
Reinsurance recoverables	(689.1)	(716.3)	(259.2)

Net reserve for losses and loss expenses	$2,947.9	$2,689.1	$1,777.9

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

Loss reserves on assumed reinsurance have unique features that make them more difficult to estimate. Reinsurers have to rely upon the cedents and reinsurance intermediaries to report losses in a timely fashion. Reinsurers must rely upon cedents to price the underlying business appropriately. Reinsurers have less predictable loss emergence patterns than direct insurers, particularly when writing excess of loss treaties. We establish loss reserves upon receipt of advice from a cedant that a reserve is merited. Our claims staff may establish additional loss reserves where, in their judgment, the amount reported by a cedant is potentially inadequate.

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

Reinsurance generally has a greater time lag than direct insurance in the reporting of claims. There is a lag caused by the claim first being reported to the cedent, then the intermediary (such as a broker) and finally the reinsurer. This lag can be up to six months or longer in certain cases. There is also a lag because the insurer may not be required to report claims to the reinsurer until certain reporting criteria are met. In some instances this could be several years, while a claim is being litigated. We use reporting factors from the Reinsurance Association of America to adjust for this time lag. We also use historical treaty-specific reporting factors when applicable. Loss and premium information are entered into our reinsurance system by our claims department and our accounting department on a timely basis.

We record the individual case reserves sent to us by the cedents through the reinsurance intermediaries. Individual claims are reviewed by our reinsurance claims department and adjusted as deemed appropriate. The loss data received from the intermediaries is checked for reasonableness and also for known events. The loss listings are reviewed when performing regular claim audits.

The expected loss ratios that we assign to each treaty are based upon analysis and modeling performed by a team of actuaries. The historical data reviewed by the team of pricing actuaries is considered in setting the reserves for all treaty years with each cedent. The historical data in the submissions is matched against our carried reserves for our historical treaty years.

Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to our claims department for our casualty insurance and reinsurance lines of business also increase the uncertainties of our reserve estimates in such lines.

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

Our expected loss ratios for property lines of business change from year to year. As our losses from property lines of business are reported relatively quickly, we select our expected loss ratios for the most recent years based upon our actual loss ratios for our older years adjusted for rate changes, inflation, cost of reinsurance and average storm activity. For the property lines, we initially used benchmarks for reported and paid loss emergence patterns. As we mature as a company, we have begun supplementing those benchmark patterns with our actual patterns as appropriate. For the casualty lines, we continue to use benchmark patterns, though we update the benchmark patterns as additional information is published regarding the benchmark data. For our property and reinsurance segments, the primary assumption that changed during 2006 as compared to 2005 was a decrease in the expected loss ratio, which was caused by paid and reported loss emergence patterns that were generally lower than we had previously estimated. Lower loss emergence also caused a decrease in the expected loss ratios during 2005 as compared to 2004, excluding hurricanes. In the third quarter of 2005, we increased our net reserves by $62.5 million to account for the increased loss activity from the four major hurricanes of 2004. We believe recognition of the reserve changes prior to when they were recorded was not warranted since a pattern of reported losses had not emerged and the loss years were too immature to deviate from the expected loss ratio method.

The selection of the expected loss ratios for the casualty lines of business is our most significant assumption. Due to the lengthy reporting pattern of the casualty lines of business, reliance is placed on industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our casualty segment, the primary assumption that changed during 2006 as compared to 2005 was a decrease in the expected loss ratio which was caused by reducing the weight given to the expected loss ratio method and giving greater weight to the Bornhuetter-Ferguson loss development methods for the 2002 through 2004 loss years. A decrease in the expected loss ratios also occurred in calendar year 2005 as compared to 2004 for the claims-made component of the casualty line of business also due to greater weight given to the Bornhuetter-Ferguson loss development methods than to the expected loss ratio methods. Recognition of the reserve changes was made in the third and fourth quarter of 2005 after sufficient development of reported losses had occurred. As our book of business matures in the occurrence casualty lines of business and in reinsurance, we intend to begin giving greater weight to the Bornhuetter-Ferguson loss development methods. We believe that recognition of the reserve changes prior to when they were recorded was not warranted since a pattern of reported losses had not emerged and the loss years were too immature to deviate from the expected loss ratio method.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to the long-tail nature of this line of business.

If our final casualty insurance and casualty reinsurance loss ratios vary by ten percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would need to change by approximately $342 million. As we often write net lines of casualty insurance exceeding $25 million, we expect that ultimate loss ratios could vary substantially from our initial loss ratios. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide. Thus, a ten percentage point change in loss ratios is reasonably likely to occur. This would result in either an increase or decrease to net income and shareholders’ equity of approximately $342 million. As of December 31, 2006, this represented approximately 15% of shareholders’ equity. In terms of liquidity, our contractual obligations for reserve for losses and loss expenses would decrease or increase by $342 million after reinsurance recoverable. If our obligations were to increase by $342 million, we believe we currently have sufficient cash and investments to meet those obligations. We believe showing the impact of an increase or decrease in the expected loss ratios is useful information despite the fact we have realized only net positive prior year loss development each calendar year. We continue to use industry benchmarks to determine our expected loss ratios, and these industry benchmarks have implicit in them both positive and negative loss development, which we incorporate into our selection of the expected loss ratios.

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

Reinsurance Recoverable

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves. We remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements, and we therefore regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2006 and December 31, 2005, as we believe that all reinsurance balances will be recovered.

Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of a policy. For certain types of business written by us, notably reinsurance, premium income may not be known at the policy inception date. In the case of proportional treaties assumed by us, the underwriter makes an estimate of premium income at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly, and any adjustments are recorded in the period in which they become known. As of December 31, 2006, our changes in premium estimates have been upward adjustments ranging from approximately 11% for the 2004 treaty year, to approximately 20% for the 2002 treaty year. Applying this range to our 2006 proportional treaties, it is reasonably likely that our gross premiums written in the reinsurance segment could increase by approximately $23 million to $42 million over the next three years. There would also be a corresponding increase in loss and loss expenses and acquisition costs due to the increase in gross premiums written. Total premiums estimated on proportional contracts for the years ended December 31, 2006, 2005 and 2004 represented approximately 17%, 17% and 13%, respectively, of total gross premiums written.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.

Premiums are earned over the period of policy coverage in proportion to the risks to which they relate. Premiums relating to unexpired periods of coverage are carried in the consolidated balance sheet as unearned premiums.

Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are calculated in accordance with the contract terms and earned in the same period as the loss event that gives rise to the reinstatement premium.

Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are incurred in the acquisition of new and renewal business and are expensed as the premiums to which they relate are earned. Acquisition costs relating to the reserve for unearned premiums are deferred and carried on the balance sheet as an asset, and are amortized over the life of the policy. Anticipated losses and loss expenses, other costs and investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses, which may exceed the related unearned premiums.

Other-than-Temporary Impairment of Investments

We regularly review the carrying value of our investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then we record a realized loss in the statement of operations in the period that it is determined, and the carrying cost basis of that investment is reduced.

During the year ended December 31, 2006, we identified 47 fixed maturity securities which were considered to be other-than-temporarily impaired as a result of changes in interest rates. Consequently, the cost of these securities was written down to fair value and we recognized a realized loss of approximately $23.9 million. There were no similar charges recognized in 2005.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)

Gross premiums written	$1,659.0	$1,560.3	$1,708.0

Net premiums written	$1,306.6	$1,222.0	$1,372.7

Net premiums earned	$1,252.0	$1,271.5	$1,325.5
Net investment income	244.4	178.6	129.0
Net realized investment (losses) gains	(28.7)	(10.2)	10.8

	$1,467.7	$1,439.9	$1,465.3

Net losses and loss expenses	$739.1	$1,344.6	$1,013.4
Acquisition costs	141.5	143.4	170.9
General and administrative expenses	106.1	94.3	86.3
Interest expense	32.6	15.6	—
Foreign exchange loss (gain)	0.6	2.2	(0.3)

	$1,019.9	$1,600.1	$1,270.3

Income (loss) before income taxes	$447.8	$(160.2)	$195.0
Income tax expense (recovery)	5.0	(0.4)	(2.2)

Net income (loss)	$442.8	$(159.8)	$197.2

Ratios
Loss and loss expense ratio	59.0%	105.7%	76.5%
Acquisition cost ratio	11.3	11.3	12.9
General and administrative expense ratio	8.5	7.4	6.5
Expense ratio	19.8	18.7	19.4
Combined ratio	78.8	124.4	95.9

Comparison of Years Ended December 31, 2006 and 2005

Premiums

Gross premiums written increased by $98.7 million, or 6.3%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase reflected increased gross premiums written in our reinsurance segment, where we wrote approximately $66.6 million in new business during the year ended December 31, 2006, including $14.7 million related to four ILW contracts. We wrote ILW contracts for the first time during 2006. Net upward revisions to premium estimates on prior period business and differences in treaty participations also served to increase gross premiums written for the segment. The amount of business written by our underwriters in our U.S. offices also increased. During the second half of 2005, we added staff members to our New York and Boston offices and opened offices in Chicago and San Francisco in order to expand our U.S. distribution platform. Gross premiums written by our underwriters in U.S. offices were $158.3 million for the year ended December 31, 2006, compared to $94.0 million for the year ended December 31, 2005. In addition, we benefited from the significant market rate increases on certain catastrophe exposed North American general property business resulting from record industry losses following the hurricanes that occurred in the second half of 2005.

Offsetting these increases was a reduction in the volume of property catastrophe business written on our behalf by IPCUSL under an underwriting agency agreement. Gross premiums written under this agreement during the year ended December 31, 2005 included approximately $21.6 million in reinstatement premium. In addition, we reduced our exposure limits on this business during 2006, which further reduced gross premiums written. IPCUSL wrote $30.8 million less in gross premiums written on our behalf in 2006 compared to 2005. On December 5, 2006, we mutually agreed with IPCUSL to an amendment to the underwriting agency agreement, pursuant to which the parties terminated the underwriting agency agreement effective as of November 30, 2006. As of December 1, 2006, we began to produce, underwrite and administer property catastrophe treaty reinsurance business on our own behalf. In addition, we did not renew one large professional liability reinsurance treaty due to unfavorable changes in terms at renewal which reduced gross premiums written by approximately $27.3 million. We also had a reduction in gross premiums written due to the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Gross premiums written under these agreements in the year ended December 31, 2005 were approximately $22.2 million, compared to approximately $0.6 million for the year ended December 31, 2006. Although the agreements were cancelled, we continued to receive premium adjustments during 2006. Casualty gross premiums written in our Bermuda and Europe offices also decreased due to certain non-recurring business written in 2005, as well as reductions in market rates.

The table below illustrates our gross premiums written by geographic location. Gross premiums written by our U.S. operating subsidiaries increased by 26.7% due to the expansion of our U.S. distribution platform since the prior period. We employ a regional distribution strategy in the United States via wholesalers and brokers targeting middle-market clients. We believe this business will be complementary to our current casualty and property direct insurance business produced through Bermuda and European markets, which primarily focus on underwriting risks for large multi-national and Fortune 1000 clients with complex insurance needs.

	Year Ended
	December 31,		Dollar	Percentage
	2006	2005	Change	Change
	($ in millions)

Bermuda	$1,208.1	$1,159.2	$48.9	4.2%
Europe	278.5	265.0	13.5	5.1
United States	172.4	136.1	36.3	26.7

	$1,659.0	$1,560.3	$98.7	6.3%

Net premiums written increased by $84.6 million, or 6.9%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 21.2% of gross premiums written for the year ended December 31, 2006 compared to 21.7% for the year ended December 31, 2005. Although the annual cost of our property catastrophe reinsurance protection increased when it renewed in May 2006 as a result of market rate increases and changes in the levels of coverage obtained, total premiums ceded under this program were approximately $0.2 million greater in 2005 due to the reinstatement of our coverage after Hurricanes Katrina and Rita.

Net premiums earned decreased by $19.5 million, or 1.5%, for the year ended December 31, 2006, which reflected a decrease in net premiums written in 2005, resulting primarily from the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Offsetting this was a $9.7 million reduction in property catastrophe ceded premiums earned in 2006, primarily as a result of reinstatement premiums in 2005.

We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Year Ended December 31,
	2006	2005	2006	2005

Property	28.0%	26.5%	15.2%	17.8%
Casualty	37.5	40.6	42.7	45.7
Reinsurance	34.5	32.9	42.1	36.5

The increase in the percentage of property segment gross premiums written reflects the increase in rates and opportunities on certain catastrophe exposed North American property risks. The proportion of gross premiums written by our reinsurance segment increased in part due to net upward adjustments on premium estimates of prior years. On a net premiums earned basis, the percentage of reinsurance has increased for the year ended December 31, 2006 compared to 2005 due to the continued earning of increased premiums written over the past two years. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance.

Net Investment Income and Realized Gains/Losses

Our invested assets are managed by two investment managers affiliated with the Goldman Sachs Funds, one of our principal shareholders. We also have investments in one hedge fund managed by a subsidiary of AIG. Our primary investment objective is the preservation of capital. A secondary objective is obtaining returns commensurate with a benchmark, primarily defined as 35% of the Lehman U.S. Government Intermediate Index, 40% of the Lehman Corp. 1-5 year A3/A− or Higher Index and 25% of the Lehman Securitized Index. We adopted this benchmark effective January 1, 2006. Prior to this date, the benchmark was defined as 80% of a 1-5 year “AAA/AA−” rated index (as determined by Standard & Poor’s and Moody’s) and 20% of a 1-5 year “A” rated index (as determined by Standard & Poor’s and Moody’s).

Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net investment income earned during the year ended December 31, 2006 was $244.4 million compared to $178.6 million during the year ended December 31, 2005. The $65.8 million, or 36.8%, increase related primarily to increased earnings on our fixed maturity portfolio. Net investment income related to this portfolio increased by approximately $64.6 million, or 41.1%, in the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was the result of both increases in prevailing market interest rates and an approximate 18.2% increase in average aggregate invested assets. Our aggregate invested assets grew with the receipt of the net proceeds of our IPO, including the exercise in full by the underwriters of their over-allotment option, and the senior notes issuance, after repayment of our long-term debt, as well as increased operating cash flows. We also received an annual dividend of $8.4 million from an investment in a high-yield bond fund during the year ended December 31, 2006, which was $6.3 million greater than the amount received in the year ended December 31, 2005. Offsetting this increase was a reduction in income from our hedge funds. In the year ended December 31, 2006, we received distributions of $3.9 million in dividends-in-kind from our hedge funds based on the final 2005 asset values, which was included in net investment income.

Comparatively, we received approximately $17.5 million in dividends during the year ended December 31, 2005. Effective January 1, 2006, our class of shares or the rights and preferences of our class of shares changed, and as a result, we no longer receive dividends from these hedge funds. Investment management fees of $5.0 million and $4.4 million were incurred during the years ended December 31, 2006 and 2005, respectively.

The annualized period book yield of the investment portfolio for the years ended December 31, 2006 and 2005 was 4.5% and 3.9%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year. We continue to maintain a conservative investment posture. At December 31, 2006, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s, with an average duration of approximately 2.8 years as of December 31, 2006.

As of December 31, 2006, we had investments in four hedge funds, three managed by our investment managers, and one managed by a subsidiary of AIG. The market value of our investments in these hedge funds as of December 31, 2006 totaled $229.5 million compared to $215.1 million as of December 31, 2005. These investments generally impose restrictions on redemption, which may limit our ability to withdraw funds for some period of time. We also had an investment in a high-yield bond fund included within other invested assets on our balance sheet, the market value of which was $33.0 million as of December 31, 2006 compared to $81.9 million as of December 31, 2005. During the year ended December 31, 2006, we reduced our investment in this fund by approximately $50 million. As our reserves and capital build, we may consider other alternative investments in the future.

The following table shows the components of net realized investment (losses) gains.

	Year Ended December 31,
	2006	2005
	($ in millions)

Net loss on fixed income investments	$(29.1)	$(15.0)
Net gain on interest rate swaps	0.4	4.8

Net realized investment losses	$(28.7)	$(10.2)

We analyze gains or losses on sales of securities separately from gains or losses on interest rate swaps. On April 21, 2005, we entered into certain interest rate swaps in order to fix the interest cost of our $500 million floating rate term loan, which was repaid fully on July 26, 2006. These swaps were terminated with an effective date of June 30, 2006, resulting in cash proceeds of approximately $5.9 million.

Our investment managers, with direction from senior management, are charged with the dual objectives of preserving capital and obtaining returns commensurate with our benchmark. In order to meet these objectives, it may be desirable to sell securities to take advantage of prevailing market conditions. As a result, the recognition of realized gains and losses could be a typical consequence of ongoing investment management. A large proportion of our portfolio is invested in the fixed income markets and, therefore, our unrealized gains and losses are correlated with fluctuations in interest rates. We sold a higher than average volume of securities during the three-month period ended March 31, 2006 as we realigned our portfolio with the new investment benchmark.

During the year ended December 31, 2006, the net loss on fixed income investments included a write-down of approximately $23.9 million related to declines in the market value of securities in our available for sale portfolio which were considered to be other than temporary. The declines in market value on such securities were due solely to changes in interest rates. During the year ended December 31, 2005, no declines in the market value of investments were considered to be other than temporary.

Net Losses and Loss Expenses

Net losses and loss expenses incurred comprise three main components:

•	losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;

•	changes in outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	changes in IBNR reserves, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation. The portion recoverable from reinsurers is deducted from the gross estimated loss.

Establishing an appropriate level of loss reserves is an inherently uncertain process. It is therefore possible that our reserves at any given time will prove to be either inadequate or overstated. See “— Relevant Factors — Critical Accounting Policies — Reserve for Losses and Loss Expenses” for further discussion.

Net losses and loss expenses decreased by $605.5 million, or 45.0%, to $739.1 million for the year ended December 31, 2006 from $1,344.6 million for the year ended December 31, 2005. The primary reason for the reduction in these expenses was the absence of significant catastrophic events during 2006. The net losses and loss expenses for the year ended December 31, 2005 included the following:

•	Approximately $456.0 million in property losses accrued in relation to Hurricanes Katrina, Rita and Wilma, which occurred in August, September and October 2005, respectively, as well as a general liability loss of $25.0 million that related to Hurricane Katrina;

•	Loss and loss expenses of approximately $13.4 million related to Windstorm Erwin, which occurred in the first quarter of 2005;

•	Net adverse development of approximately $62.5 million related to the windstorms of 2004; and

•	Net favorable development related to prior years of approximately $111.5 million, excluding development related to the 2004 windstorms. This net favorable development was primarily due to actual loss emergence in the non-casualty lines and the casualty claims-made lines being lower than the initial expected loss emergence.

In comparison, we were not exposed to any significant catastrophes during the year ended December 31, 2006. In addition, net favorable development related to prior years of approximately $110.7 million was recognized during the period. The majority of this development related to our casualty segment, where approximately $63.4 million was recognized, mainly in relation to continued low loss emergence on 2002 through 2004 accident year business. A further $31.0 million was recognized in our property segment due primarily to favorable loss emergence on 2004 accident year general property and energy business as well as 2005 accident year general property business. Approximately $16.3 million was recognized in our reinsurance segment, relating to business written on our behalf by IPCUSL as well as certain workers compensation catastrophe business.

We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. Based on our current estimate of losses related to Hurricane Katrina, we believe we have exhausted our $135 million of property catastrophe reinsurance protection with respect to this event, leaving us with more limited reinsurance coverage available pursuant to our two remaining property quota share treaties should our Hurricane Katrina losses prove to be greater than currently estimated. Under the two remaining quota share treaties, we ceded 45% of our general property policies and 66% of our energy-related property policies. As of December 31, 2006, we had estimated gross losses related to Hurricane Katrina of $559 million. Losses ceded related to Hurricane Katrina were $135 million under the property catastrophe reinsurance protection and approximately $153 million under the property quota share treaties.

The loss and loss expense ratio for the year ended December 31, 2006 was 59.0% compared to 105.7% for the year ended December 31, 2005. Net favorable development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 8.9 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 67.9%. Comparatively, net favorable development recognized in the year ended December 31, 2005 reduced the loss and loss expense ratio by 3.9 percentage points. Thus, the loss and loss expense ratio for that period’s business was 109.6%. Loss and loss expenses recognized in relation to property catastrophe losses resulting from Hurricanes Katrina, Rita and Wilma and Windstorm Erwin increased the loss and loss expense ratio for 2005 by 36.9 percentage points. We also recognized a $25.0 million general liability loss resulting from Hurricane Katrina. The 2005 loss and loss expense ratio was also impacted by:

•	Higher loss and loss expense ratios for our property lines in 2005 in comparison to 2006, which reflected the impact of rate decreases and increases in reported loss activity; and

•	Costs incurred in relation to our property catastrophe reinsurance protection were approximately $9.7 million greater in the year ended December 31, 2005 than for 2006, primarily due to charges incurred to reinstate our coverage after Hurricanes Katrina and Rita. The higher charge in 2005 resulted in lower net premiums earned and, thus, increased the loss and loss expense ratio.

The following table shows the components of the decrease in net losses and loss expenses of $605.5 million for the year ended December 31, 2006 from the year ended December 31, 2005.

	Year Ended
	December 31,		Dollar
	2006	2005	Change
	($ in millions)

Net losses paid	$482.7	$430.1	$52.6
Net change in reported case reserves	(35.6)	410.1	(445.7)
Net change in IBNR	292.0	504.4	(212.4)

Net losses and loss expenses	$739.1	$1,344.6	$(605.5)

Net losses paid have increased $52.6 million, or 12.2%, to $482.7 million for the year ended December 31, 2006 primarily due to claim payments made in relation to the 2004 and 2005 windstorms. During the year ended December 31, 2006, $242.8 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms, including a $25.0 million general liability loss related to Hurricane Katrina. Comparatively, $194.6 million of the total net losses paid during the year ended December 31, 2005 related to the 2004 and 2005 windstorms. Net paid losses for the year ended December 31, 2006 included approximately $63.2 million recovered from our property catastrophe reinsurance protection as a result of losses paid due to Hurricanes Katrina and Rita.

The decrease in case reserves during the period ended December 31, 2006 was primarily due to the increase in net losses paid reducing the case reserves established. The net change in reported case reserves for the year ended December 31, 2006 included a $185.8 million reduction relating to the 2004 and 2005 windstorms compared to an increase in case reserves of $325.5 million for 2004 and 2005 windstorms during the year ended December 31, 2005.

The net change in IBNR for the year ended December 31, 2006 was lower than that for the year ended December 31, 2005 primarily due to the absence of significant catastrophic activity in the period.

Our overall loss reserve estimates did not change significantly as a percentage of total carried reserves during 2006. On an opening carried reserve base of $2,689.1 million, after reinsurance recoverable, we had a net decrease of $110.7 million, a change of 4.1%.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$2,689.1	$1,777.9
Incurred related to:
Current period non-catastrophe	849.8	924.2
Current period property catastrophe	—	469.4
Prior period non-catastrophe	(106.1)	(111.5)
Prior period property catastrophe	(4.6)	62.5

Total incurred	$739.1	$1,344.6
Paid related to:
Current period non-catastrophe	27.7	40.8
Current period property catastrophe	—	84.2
Prior period non-catastrophe	237.2	194.7
Prior period property catastrophe	217.8	110.4

Total paid	$482.7	$430.1
Foreign exchange revaluation	2.4	(3.3)

Net reserve for losses and loss expenses, December 31	2,947.9	2,689.1
Losses and loss expenses recoverable	689.1	716.3

Reserve for losses and loss expenses, December 31	$3,637.0	$3,405.4

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

Acquisition costs were $141.5 million for the year ended December 31, 2006 compared to $143.4 million for the year ended December 31, 2005. Acquisition costs as a percentage of net premiums earned were consistent at 11.3% for both the years ended December 31, 2006 and 2005. Ceding commissions, which are deducted from gross acquisition costs, decreased slightly in the year ended December 31, 2006 compared to the year ended December 31, 2005 due to reductions in rates on both our general property and energy treaties.

AIG, one of our principal shareholders, was also a principal shareholder of IPC Holdings, Ltd., the parent company of IPCUSL, until August 2006. Pursuant to our agreement with IPCUSL, we paid an agency commission of 6.5% of gross premiums written by IPCUSL on our behalf plus original commissions to producers. On December 5, 2006, we mutually agreed with IPCUSL to an amendment to the underwriting agency agreement, pursuant to which the parties terminated the underwriting agency agreement effective as of November 30, 2006. Total acquisition costs incurred by us related to this agreement for the years ended December 31, 2006 and 2005 were $8.8 million and $13.1 million, respectively.

General and Administrative Expenses

General and administrative expenses represent overhead costs such as salaries and related costs, rent, travel and professional fees. They also included fees paid to subsidiaries of AIG in return for the provision of administrative services.

General and administrative expenses increased by $11.8 million, or 12.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily the result of four factors: (1) increased compensation expenses; (2) increased costs of approximately $5.8 million associated with our Chicago and San Francisco offices, which opened in the fourth quarter of 2005; (3) additional expenses required of a public company, including increases in legal, audit and rating agency fees; and (4) accrual of a $2.1 million estimated liability in relation to the settlement of a pending investigation by the Attorney General of the State of Texas. Compensation expenses increased due to the addition of staff throughout 2006, as well as an approximate $7.7 million increased stock based compensation charge. This stock based compensation expense increase was primarily as a result of the adoption of a long-term incentive plan, as well as a $2.8 million one-time charge incurred to adjust the value of our outstanding options and RSUs due to modification of the plans in conjunction with our IPO from book value plans to fair value plans. We have also accrued additional compensation expense for our Bermuda-based U.S. citizen employees in light of recent changes in U.S. tax legislation. Offsetting these increases was a $2.0 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006. Excluding the early termination fee, fees incurred for the provision of certain administrative services by subsidiaries of AIG were approximately $3.4 million and $31.9 million for the years ended December 31, 2006 and 2005, respectively. Prior to 2006, fees for these services were based on gross premiums written. Starting in 2006, the fee basis was changed to a combination of cost-plus and flat fee arrangements for a more limited range of services, thus the decrease in fees expensed in 2006. The balance of the administrative services no longer provided by AIG was provided internally through additional company resources. We expect these costs to increase because we anticipate further additions of administrative staff and resources in 2007. Our general and administrative expense ratio was 8.5% for the year ended December 31, 2006 compared to 7.4% for the year ended December 31, 2005; the increase was primarily due to general and administrative expenses rising, while net premiums earned declined. We expect a further increase in this ratio in 2007, as the planned staff and resource additions are made.

Our expense ratio increased to 19.8% for the year ended December 31, 2006 from 18.7% for the year ended December 31, 2005 as the result of our higher general and administrative expense ratio. We expect the expense ratio may increase as acquisition costs increase and as additional staff and infrastructure are acquired.

Interest Expense

Interest expense increased $17.0 million, or 109.0%, to $32.6 million for the year ended December 31, 2006 from $15.6 million for the year ended December 31, 2005. Our seven-year term loan incepted on March 30, 2005. In July 2006 we repaid this loan with a combination of a portion of both the proceeds from our IPO, including the exercise in full by the underwriters of their over-allotment option, and the issuance of $500.0 million aggregate principal amount of senior notes. The senior notes bear interest at an annual rate of 7.50%, whereas the term loan carried a floating rate based on LIBOR plus an applicable margin. Interest expense increased during the current year for two reasons: (1) we had long-term debt outstanding for all of 2006 compared to only nine months in 2005 and (2) the applicable interest rates on debt outstanding during the year ended December 31, 2006 were higher than those for 2005.

Net Income

As a result of the above, net income for the year ended December 31, 2006 was $442.8 million compared to a net loss of $159.8 million for the year ended December 31, 2005. The increase was primarily the result of an absence of significant catastrophic events in 2006, combined with an increase in net investment income. Net income for the year ended December 31, 2006 and December 31, 2005 included a net foreign exchange loss of $0.6 million and $2.2 million, respectively. We recognized an income tax recovery of $0.4 million during the year ended December 31, 2005 due to our loss before income taxes. We recognized an income tax expense of $5.0 million during the current period.

Comparison of Years Ended December 31, 2005 and 2004

Premiums

Gross premiums written decreased by $147.7 million, or 8.6%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease was mainly the result of a decline in the volume of gross premiums written by our U.S. subsidiaries of $189.2 million, which was partially offset by an increase in the volume of gross premiums written by our Bermuda subsidiary of $53.8 million.

The decrease in the volume of business written by our U.S. subsidiaries was the result of the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Gross premiums written through the program administrator agreements and reinsurance agreement with AIG subsidiaries for the year ended December 31, 2005 were approximately $22.2 million compared to approximately $273.9 million for the year ended December 31, 2004. Absent these agreements, total gross premiums written were $1,538.1 million for the year ended December 31, 2005 compared to $1,434.1 million for the year ended December 31, 2004. Partially offsetting the decline in business written through agreements with AIG subsidiaries was an increase in the volume of U.S. business written by our own U.S. underwriters, which was approximately $94.0 million in 2005 compared to $30.7 million in 2004.

The table below illustrates gross premiums written by geographic location. Gross premiums written by our European subsidiaries decreased due to a decrease in rates for casualty business as well as decreased pharmaceutical casualty premiums due to decreased exposures and limits. Gross premiums written by our Bermuda subsidiary increased by $53.8 million, or 4.9%, due to an increase in reinsurance premiums written for casualty and specialty business as we took advantage of opportunities within these lines. This increase was offset partially by a decrease in gross premiums written by our Bermuda property and casualty insurance segments, which experienced decreasing rates.

	Year Ended
	December 31,		Dollar	Percentage
	2005	2004	Change	Change
	($ in millions)

Bermuda	$1,159.2	$1,105.4	$53.8	4.9%
Europe	265.0	277.3	(12.3)	(4.4)
United States	136.1	325.3	(189.2)	(58.2)

	$1,560.3	$1,708.0	$(147.7)	(8.6)%

Net premiums written decreased by $150.7 million, or 11.0%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The cost of our property catastrophe cover was $44.0 million for the year ended December 31, 2005 compared to $30.7 million for the year ended December 31, 2004. The increase mainly reflected the reinstatement premium charged in 2005 due to claims made for Hurricanes Katrina and Rita while no reinstatement premium was charged in 2004. Excluding property catastrophe cover, we ceded 18.8% of gross premiums written for the year ended December 31, 2005 compared to 17.8% for the year ended December 31, 2004.

Net premiums earned decreased by $54.0 million, or 4.1%, for the year ended December 31, 2005, a smaller percentage than the decrease in net premiums written due to the earning of premiums written in prior years.

We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written and net premiums earned basis:

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Year Ended		Year Ended
	December 31,		December 31,
	2005	2004	2005	2004

Property	26.5%	32.1%	17.8%	25.1%
Casualty	40.6	44.0	45.7	48.0
Reinsurance	32.9	23.9	36.5	26.9

Our business mix shifted from property and casualty insurance to reinsurance due primarily to a decrease in property and casualty business written in the United States and an increase in the amount of reinsurance business written in 2005.

Net Investment Income

Net investment income earned during the year ended December 31, 2005 was $178.6 million, compared to $129.0 million during the year ended December 31, 2004. Investment management fees of $4.4 million and $3.7 million were incurred during the years ended December 31, 2005 and 2004, respectively. The increase in net investment income was due to an increase in aggregate invested assets, which increased 14.3% over the balance as of December 31, 2004, and an increase in prevailing interest rates. We also had increased income from our hedge fund investments, which were fully deployed during 2005. We received $17.5 million in dividends from three hedge funds, which was included in investment income, compared to $0.2 million in 2004.

The annualized period book yield of the investment portfolio for the years ended December 31, 2005 and 2004 was 3.9% and 3.5%, respectively. The increase in yield was primarily the result of increasing interest rates in 2005. Approximately 98% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was rated AA by Standard & Poor’s and Aa2 by Moody’s with an average duration of 2.3 years as of December 31, 2005.

At December 31, 2005, we had investments in four hedge funds, three managed by our investment managers, and one managed by a subsidiary of AIG. The market value of our investments in these hedge funds as of December 31, 2005 totaled $215.1 million compared to $96.7 million as of December 31, 2004; additional investments of $105 million were made during the year ended December 31, 2005. These investments generally impose restrictions on redemption, which may limit our ability to withdraw funds for some period of time. We also had an investment in a high-yield bond fund included within other invested assets on our balance sheet, the market value of which was $81.9 million as of December 31, 2005 compared to $87.5 million as of December 31, 2004.

The following table shows the components of net realized investment gains and losses. Interest rates increased during the year ended December 31, 2005; consequently, we realized losses from the sale of some of our fixed income securities.

We analyze gains or losses on sales of securities separately from gains or losses on interest rate swaps and gains or losses on the settlement of futures contracts, which were used to manage our portfolio’s duration. We have since discontinued the use of such futures contracts. In both years, we recorded no losses on investments as a result of declines in values determined to be other than temporary.

	Year Ended
	December 31,
	2005	2004
	($ in millions)

Net (loss) gain from the sale of securities	$(15.0)	$13.2
Net loss on settlement of futures	—	(2.4)
Net gain on interest rate swaps	4.8	—

Net realized investment (losses) gains	$(10.2)	$10.8

Net Losses and Loss Expenses

Net losses and loss expenses for the year ended December 31, 2005 included estimated property losses from Hurricanes Katrina, Rita and Wilma and Windstorm Erwin of $469.4 million, and also included a general liability loss of $25 million that related to Hurricane Katrina. Adverse development from 2004 hurricanes and typhoons of $62.5 million net of recoverables from our reinsurers was also included. Our reserves are adjusted for development arising from new information from clients, loss adjusters or ceding companies. Comparatively, net losses and loss expenses for the year ended December 31, 2004 included estimated losses from Hurricanes Charley, Frances, Ivan and Jeanne and Typhoons Chaba and Songda of $186.2 million net of recoverables from our reinsurers.

The following table shows the components of the increase of net losses and loss expenses of $331.2 million for the year ended December 31, 2005 from the year ended December 31, 2004.

	Year Ended
	December 31,
	2005	2004
	($ in millions)

Net losses paid	$430.1	$202.5
Net change in reported case reserves	410.1	126.9
Net change in IBNR	504.4	684.0

Net losses and loss expenses	$1,344.6	$1,013.4

Net losses paid increased $227.6 million, or 112.4%, to $430.1 million for the year ended December 31, 2005 primarily due to property losses paid on the catastrophic windstorms. The year ended December 31, 2005 included $194.6 million of net losses paid on the 2004 and 2005 storms listed above compared to $57.1 million for the 2004 storms listed above during the year ended December 31, 2004. The balance of the increase is from claims on policies written by us in previous years.

The increase in case reserves during the year ended December 31, 2005 was primarily due to an increase in reserves for property catastrophe losses. The net change in reported case reserves for the year ended December 31, 2005 included $325.5 million relating to 2004 and 2005 storms listed above compared to $64.8 million for 2004 storms listed above during the year ended December 31, 2004.

The decrease in net change in IBNR reflected the larger proportion of losses reported. The net change in IBNR for the year ended December 31, 2005 also included a net reduction in prior period losses of $111.5 million excluding development of 2004 storms compared to $79.4 million of net positive reserve development in the year ended December 31, 2004. This positive development was the result of actual loss emergence in the non-casualty lines and the casualty claims-made lines being lower than the initial expected loss emergence.

Our overall loss reserve estimates did not significantly change during 2005. On an opening carried reserve base of $1,777.9 million, after reinsurance recoverable, we had a net decrease of $49 million including development of 2004 storms, a change of less than 3%.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2005 and 2004. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2005	2004
	($ in millions)

Net reserves for losses and loss expenses, January 1	$1,777.9	$964.9
Incurred related to:
Current year non-catastrophe	924.2	906.6
Current year property catastrophe	469.4	186.2
Prior year non-catastrophe	(111.5)	(79.4)
Prior year property catastrophe	62.5	—

Total incurred	$1,344.6	$1,013.4
Paid related to:
Current year non-catastrophe	40.8	12.1
Current year property catastrophe	84.2	57.1
Prior year non-catastrophe	194.7	133.3
Prior year property catastrophe	110.4	—

Total paid	$430.1	$202.5
Foreign exchange revaluation	(3.3)	2.1

Net reserve for losses and loss expenses, December 31	2,689.1	1,777.9
Losses and loss expenses recoverable	716.3	259.2

Reserve for losses and loss expenses, December 31	$3,405.4	$2,037.1

Acquisition Costs

Acquisition costs were $143.4 million for the year ended December 31, 2005 as compared to $170.9 million for the year ended December 31, 2004. Acquisition costs as a percentage of net premiums earned were 11.3% for the year ended December 31, 2005 versus 12.9% for the year ended December 31, 2004. The reduction in acquisition costs was the result of a general decrease in brokerage rates being paid by us. The decline in the acquisition cost ratio in 2005 also reflected the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG pursuant to which we paid additional commissions to the program administrators and cedent equal to 7.5% of the gross premiums written. Total acquisition costs relating to premiums written through these agreements with subsidiaries of AIG were $18.4 million for the year ended December 31, 2005 compared to $45.2 million for the year ended December 31, 2004. Ceding commissions, which are deducted from gross acquisition costs, increased moderately, both in volume (ceding a slightly larger percentage of business) and in rates.

Pursuant to our agreement with IPCUSL, we paid an agency commission of 6.5% of gross premiums written by IPCUSL on our behalf plus original commissions. Total acquisition costs incurred by us related to this agreement for the years ended December 31, 2005 and 2004 were $13.1 million and $11.0 million, respectively.

General and Administrative Expenses

General and administrative expenses were $94.3 million for the year ended December 31, 2005 as compared to $86.3 million for the year ended December 31, 2004. This represented an increase of $8.0 million, or 9.3%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Salaries and employee welfare expenses exceeded the prior period by approximately $5.9 million. The number of warrants and RSUs issued as well as vested grew in the current period, resulting in an increased expense of $0.5 million over the prior period. The increase in salaries and employee welfare also reflected a full year of expense for staff in our New York office, which opened in June 2004, as well as an increase in worldwide staff count. There was also an increase in building rental expense of approximately $0.8 million due to the full year expense of additional office space in Bermuda and the office in New York. We also opened offices in San Francisco and Chicago during the fourth quarter of 2005. This was offset partially by a decrease in depreciation expense of approximately $1.9 million due to the full depreciation of office furniture and fixtures in Bermuda. The administrative fees paid to AIG subsidiaries decreased with the decline in gross premiums written. However, we accrued an estimated termination fee of $5 million as a result of the termination of the administrative services agreement in Bermuda with an AIG subsidiary. The total expense related to administrative services agreements with AIG subsidiaries was $36.9 million for the year ended December 31, 2005 compared to $34.0 million for the year ended December 31, 2004.

Our expense ratio was 18.7% for the year ended December 31, 2005, compared to 19.4% for the year ended December 31, 2004. The expense ratio declined principally due to the decline in acquisition costs.

Interest Expense

Interest expense of $15.6 million representing interest and financing costs was incurred in the year ended December 31, 2005 for our $500 million term loan, which was funded on March 30, 2005.

Net (Loss) Income

As a result of the above, net loss for the year ended December 31, 2005 was $159.8 million compared to net income of $197.2 million for the year ended December 31, 2004. Net loss for the year ended December 31, 2005 included a foreign exchange loss of $2.2 million and an income tax recovery of $0.4 million. Net income for the year ended December 31, 2004 included a foreign exchange gain of $0.3 million and income tax recovery of $2.2 million.

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

Reinsurance Segment.  Our reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by other insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets including professional liability lines, specialty casualty, property for U.S. regional insurers, accident and health and to a lesser extent marine and aviation lines.

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

Property Segment

The following table summarizes the underwriting results and associated ratios for the property segment for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)

Revenues
Gross premiums written	$463.9	$412.9	$548.0
Net premiums written	193.7	170.8	308.6
Net premiums earned	190.8	226.8	333.2
Expenses
Net losses and loss expenses	$115.0	$410.3	$320.5
Acquisition costs	(2.2)	5.7	30.4
General and administrative expenses	26.3	20.2	25.5
Underwriting income (loss)	51.7	(209.4)	(43.2)
Ratios
Loss ratio	60.3%	180.9%	96.2%
Acquisition cost ratio	(1.2)	2.5	9.1
General and administrative expense ratio	13.8	8.9	7.7
Expense ratio	12.6	11.4	16.8
Combined ratio	72.9	192.3	113.0

Comparison of Years Ended December 31, 2006 and 2005

Premiums.  Gross premiums written were $463.9 million for the year ended December 31, 2006 compared to $412.9 million for the year ended December 31, 2005, an increase of $51.0 million, or 12.4%. The increase in gross premiums written was primarily due to significant market rate increases on certain catastrophe exposed North American general property business, resulting from record industry losses following the hurricanes that occurred in the second half of 2005. We also had an increase in the amount of business written due to increased opportunities in the property insurance market. Gross premiums written also rose in the current period due to continued expansion of our U.S distribution platform. During the second half of 2005, we added staff members to our New York and Boston offices and opened offices in Chicago and San Francisco. Gross premiums written by our underwriters in these offices were $49.5 million for the year ended December 31, 2006 compared to $10.9 million for the year ended December 31, 2005. Offsetting these increases was a reduction in gross premiums written resulting from the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Gross premiums written under these agreements for the year ended December 31, 2006 were approximately $0.2 million compared to $14.5 million written for the year ended December 31, 2005. In addition, the volume of energy business declined approximately $11.3 million from the prior year primarily because we did not renew certain onshore energy-related business that no longer met our underwriting requirements. Gross premiums written also declined by approximately $11.0 million due to the non-renewal of a fronted program whereby we ceded 100% of the gross premiums written.

Net premiums written increased by $22.9 million, or 13.4%, a higher percentage increase than that of gross premiums written. We ceded 58.2% of gross premiums written for the year ended December 31, 2006 compared to 58.6% for the year ended December 31, 2005. The decline was primarily the result of a 7.5 percentage point reduction in the percentage of premiums ceded on our energy treaty, from 66% to 58.5%, when it renewed on June 1, 2006, as well as the non-renewal of a fronted program that was 100% ceded in 2005. These reductions in premiums ceded were partially offset by two factors:

•	Premiums ceded in relation to our property catastrophe reinsurance protection for the property segment were $42.3 million for the year ended December 31, 2006, which was a $14.7 million increase over the prior year. The increase in cost was due to market rate increases resulting from the 2004 and 2005 windstorms and changes in the level of coverage obtained, as well as internal changes in the structure of the program. These increases were partially offset by additional premiums ceded in 2005 to reinstate our coverage following losses incurred from Hurricanes Katrina and Rita; no such reinstatement premiums were incurred in 2006.

•	We now cede a portion of the gross premiums written in our U.S. offices on a quota share basis under our property treaties.

We expect net premiums written as a percentage of gross premiums written to decline in 2007, primarily because the percentage of gross premiums written ceded on our general property treaty increased from 45% to 55% when the treaty renewed on November 1, 2006.

Net premiums earned decreased by $36.0 million, or 15.9%, primarily due to the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Net premiums earned for the year ended December 31, 2005 included approximately $80.1 million related to the AIG agreements, exclusive of the cost of property catastrophe reinsurance protection. The corresponding net premiums earned for the year ended December 31, 2006 were approximately $1.1 million. This decline was partially offset by the earning of the higher net premiums written in 2006.

Net losses and loss expenses.  Net losses and loss expenses decreased by 72.0% to $115.0 million for the year ended December 31, 2006 from $410.3 million for the year ended December 31, 2005. Net losses and loss expenses for the year ended December 31, 2005 were impacted by three significant factors, namely:

•	Loss and loss expenses of approximately $237.8 million accrued in relation to Hurricanes Katrina, Rita, and Wilma which occurred in August, September and October 2005, respectively;

•	Net unfavorable development of approximately $49.0 million related to the windstorms of 2004; and

•	Net favorable reserve development related to prior years of approximately $71.8 million. This net favorable development was primarily due to low loss emergence on our 2003 and 2004 accident year general property and energy business, exclusive of the 2004 windstorms.

In comparison, we were not exposed to any significant catastrophes during the year ended December 31, 2006. In addition, net favorable development relating to prior years of approximately $31.0 million was recognized during this period. Major factors contributing to the net favorable development included:

•	Favorable loss emergence on 2004 accident year general property and energy business;

•	Excluding the losses related to the 2005 windstorms, lighter than expected loss emergence on 2005 accident year general property business, offset partially by unfavorable development on our energy business for that accident year;

•	Anticipated recoveries of approximately $3.4 million recognized under our property catastrophe reinsurance protection related to Hurricane Frances; and

•	Unfavorable development of approximately $2.7 million relating to the 2005 windstorms due to updated claims information that increased our reserves for this segment.

The loss and loss expense ratio for the year ended December 31, 2006 was 60.3%, compared to 180.9% for the year ended December 31, 2005. Net favorable development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 16.2 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 76.5%. In comparison, the net favorable development recognized in the year ended December 31, 2005 reduced the loss and loss expense ratio by 10.0 percentage points. Thus, the loss and loss expense ratio for that period’s business was 190.9%. Loss and loss expenses recognized in relation to Hurricanes Katrina, Rita and Wilma increased this loss and loss expense ratio by 104.9 percentage points. The loss ratio after the effect of catastrophes and prior year development was lower for 2006 versus 2005 due to rate decreases in 2005 combined with higher reported loss activity, while 2006 was impacted by significant market rate increases on catastrophe exposed North American general property business following the 2005 windstorms. However, the results for our energy line of business during 2006 were adversely affected by dramatic increases in commodity prices, which have led to higher loss costs. As commodity prices rise, so does the severity of business interruption claims, along with the frequency of mechanical breakdown as our insureds step up production to take advantage of the higher prices. We expect to reduce our exposures on energy business going forward due to the current market conditions.

Net paid losses for the year ended December 31, 2006 and 2005 were $237.2 million and $267.5 million, respectively. Net paid losses for the year ended December 31, 2006 included $37.7 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$543.7	$404.2
Incurred related to:
Current period non-catastrophe	146.0	195.3
Current period property catastrophe	—	237.8
Prior period non-catastrophe	(30.3)	(71.8)
Prior period property catastrophe	(0.7)	49.0

Total incurred	$115.0	$410.3
Paid related to:
Current period non-catastrophe	12.9	38.6
Current period property catastrophe	—	36.6
Prior period non-catastrophe	121.5	123.0
Prior period property catastrophe	102.8	69.3

Total paid	$237.2	$267.5
Foreign exchange revaluation	2.4	(3.3)

Net reserve for losses and loss expenses, December 31	423.9	543.7
Losses and loss expenses recoverable	468.4	515.1

Reserve for losses and loss expenses, December 31	$892.3	$1,058.8

Acquisition costs.  Acquisition costs decreased to negative $2.2 million for the year ended December 31, 2006 from positive $5.7 million for the year ended December 31, 2005. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased to negative 1.2% for the year ended December 31, 2006 from 2.5% for 2005 primarily as a result of changes in our U.S. distribution platform. Historically, our U.S. business was generated via surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Under these agreements, we paid additional commissions to the program administrators and cedent equal to 7.5% of the gross premiums written. These agreements were cancelled and the related gross premiums written were substantially earned by December 31, 2005. Gross premiums written from our U.S. offices are now underwritten by our own staff and, as a result, we do not incur the 7.5% override commission historically paid to subsidiaries of AIG. In addition, we now cede a portion of our U.S. business on a quota share basis under our property treaties. These cessions generate additional ceding commissions and have helped to further reduce acquisition costs on our U.S. business.

The reduction in acquisition costs was offset slightly by reduced ceding commissions due to us on our general property and energy treaties. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write, less ceding commissions earned on reinsurance we purchase.

General and administrative expenses.  General and administrative expenses increased to $26.3 million for the year ended December 31, 2006 from $20.2 million for the year ended December 31, 2005. General and administrative expenses included fees paid to subsidiaries of AIG in return for the provision of certain administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative agreements with AIG subsidiaries were amended and contained both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. The increase in general and administrative expenses was primarily attributable to additional staff and administrative expenses incurred in conjunction with the expansion of our U.S. property distribution platform, as well as increased stock compensation expenses due to modification of the plans in conjunction with our IPO from book value plans to fair value plans and the adoption of a long-term incentive plan. The cost of salaries and employee welfare also increased for existing staff. The increase in the general and administrative expense ratio from 8.9% for the year ended December 31, 2005 to 13.8% for 2006 was the result of the reduction in net premiums earned, combined with start-up costs in the United States rising at a faster rate than net premiums earned.

Comparison of Years Ended December 31, 2005 and 2004

Premiums.  Gross premiums written were $412.9 million for the year ended December 31, 2005 compared to $548.0 million for the year ended December 31, 2004. The decrease in gross premiums written of $135.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG, which had been our major distribution channel for property business in the United States. We wrote gross premiums of approximately $164.8 million under these agreements for the year ended December 31, 2004 compared to $14.5 million written for the year ended December 31, 2005. During 2005, we added staff members to our New York and Boston offices in order to build our U.S. property distribution platform. We opened an office in San Francisco in October 2005 and an office in Chicago in November 2005. Gross premiums written by our underwriters in these offices were $10.9 million for the year ended December 31, 2005 compared to nil in the year ended December 31, 2004. Gross premiums written by our Bermuda and European offices were comparable to the prior year, increasing slightly by $4.7 million primarily due to an increase in volume produced by our European offices.

Net premiums written decreased by 44.7%, or $137.8 million, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Of this decline in net premiums written, $148.7 million was due to the loss of AIG-sourced production offset by approximately an $11.3 million increase in net premiums written by our European offices. Excluding property catastrophe cover, we ceded 51.9% of gross premiums written for the year ended December 31, 2005 compared to 39.5% in the year ended December 31, 2004. Although we reduced exposure in the United States, the cost of our property catastrophe reinsurance coverage allocated to the property segment in 2005 was $4.9 million greater than the prior period due to reinstatement premiums from claims for Hurricanes Katrina and Rita in 2005. This cost is reflected as a reduction in our net premiums written.

The decrease in net premiums earned of $106.4 million, or 31.9%, reflected the decrease in net premiums written. The percentage decrease of 31.9% was less than that for net premiums written of 44.7% due to the earning of prior year premiums.

Net losses and loss expenses.  Net losses and loss expenses increased by $89.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The property loss ratio increased 84.7 points in 2005 primarily due to the exceptional number and intensity of storms during the year. Net losses and loss expenses included $237.8 million in net losses resulting from windstorm catastrophes in 2005 (adversely impacting the loss ratio by 104.9 points) and net losses from development of 2004 storms equal to $49.0 million (adversely impacting the loss ratio by 21.6 points) and $71.8 million in net positive development from prior accident years, which was the result of continued favorable loss emergence (favorably impacting the loss ratio by 31.7 points). Comparatively, net losses and loss expenses for the year ended December 31, 2004 included $104.5 million in net losses resulting from third quarter 2004 hurricanes (adversely impacting the loss ratio by 31.4 points), and included net positive development relating to prior accident years of $18.4 million (favorably impacting the loss ratio by 5.5 points). The loss ratio after the effect of catastrophes and prior year development was higher for 2005 versus 2004 due to the impact of certain rate decreases since 2003, the increase in reported loss activity during 2005 and the effect of additional property catastrophe reinsurance coverage paid by us, reducing our net premiums earned. Net paid losses increased from $140.2 million for the year ended December 31, 2004 to $267.5 million for the year ended December 31, 2005, reflecting the development of our book of business along with increased payments for catastrophe claims.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2005 and 2004. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2005	2004
	($ in millions)

Net reserves for losses and loss expenses, January 1	$404.2	$221.7
Incurred related to:
Current year non-catastrophe	195.3	234.4
Current year property catastrophe	237.8	104.5
Prior year non-catastrophe	(71.8)	(18.4)
Prior year property catastrophe	49.0	—

Total incurred	$410.3	$320.5
Paid related to:
Current year non-catastrophe	38.6	10.9
Current year property catastrophe	36.6	32.2
Prior year non-catastrophe	123.0	97.1
Prior year property catastrophe	69.3	—

Total paid	$267.5	$140.2
Foreign exchange revaluation	(3.3)	2.2

Net reserve for losses and loss expenses, December 31	543.7	404.2
Losses and loss expenses recoverable	515.1	185.1

Reserve for losses and loss expenses, December 31	$1,058.8	$589.3

Acquisition costs.  Acquisition costs decreased to $5.7 million for the year ended December 31, 2005 from $30.4 million for the year ended December 31, 2004, representing a decrease of 81.3%. The decrease resulted from a greater amount of ceding commissions received from reinsurance treaties as we ceded a larger proportion of property business. It was also due to a general decrease in brokerage rates during 2005. In addition, our surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG were cancelled, which carried an additional 7.5% commission on the gross premiums written. Total acquisition costs relating to premiums written through these agreements with subsidiaries of AIG were $12.8 million for the year ended December 31, 2005 compared to $30.2 million for the year ended December 31, 2004. Effective October 1, 2005, the ceding commission for our general property quota share treaty declined.

General and administrative expenses.  General and administrative expenses decreased to $20.2 million for the year ended December 31, 2005 from $25.5 million for the year ended December 31, 2004. The decrease in general and administrative expenses for 2005 versus 2004 reflected the decrease in the production of business. Fees paid to subsidiaries of AIG in return for the provision of administrative services were based on a percentage of our gross premiums written. The general and administrative expense ratio increased during the period as expenses did not decrease to the same extent as net premiums earned.

Casualty Segment

The following table summarizes the underwriting results and associated ratios for the casualty segment for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)

Revenues
Gross premiums written	$622.4	$633.0	$752.1
Net premiums written	541.0	557.6	670.0
Net premiums earned	534.3	581.3	636.3
Expenses
Net losses and loss expenses	$331.8	$431.0	$436.1
Acquisition cost	30.4	33.5	59.5
General and administrative expenses	52.8	44.3	39.8
Underwriting income	119.3	72.5	100.9
Ratios
Loss ratio	62.1%	74.1%	68.5%
Acquisition cost ratio	5.7	5.8	9.4
General and administrative expense ratio	9.9	7.6	6.2
Expense ratio	15.6	13.4	15.6
Combined ratio	77.7	87.5	84.1

Comparison of Years Ended December 31, 2006 and 2005

Premiums.  Gross premiums written for the year ended December 31, 2006 declined 1.7%, or $10.6 million, from the prior year. Although gross premiums written declined by approximately $7.3 million as a result of the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG, this reduction was more than offset by an increase in the level of business written in our U.S. offices. During the year ended December 31, 2006, gross premiums written by our underwriters in the U.S. totaled approximately $108.8 million compared to $83.2 million in the prior period. Offsetting this increase was a reduction in gross premiums written in our Bermuda office, primarily due to certain non-recurring business written in 2005, as well as reductions in market rates. We expect market rates to continue to decline in 2007 due to increased competition. There was also a decline of approximately $6.5 million in gross premiums written through surplus lines agreements with an affiliate of Chubb for the year ended December 31, 2006 compared to the prior year. This decline was due to a number of factors, including the elimination of certain classes of business, such as directors and officers as well as errors and omissions and changes in the underwriting guidelines under the agreement.

Net premiums written decreased in line with the decrease in gross premiums written. We expect to cede a larger portion of our casualty business in 2007. Therefore, net premiums written as a percentage of gross premiums written will be lower than 2006. The $47.0 million, or 8.1%, decline in net premiums earned was the result of the decline in net premiums written during 2005 as a result of the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG.

Net losses and loss expenses.  Net losses and loss expenses decreased $99.2 million, or 23.0%, to $331.8 million for the year ended December 31, 2006 from $431.0 million for the year ended December 31, 2005. During the year ended December 31, 2006, approximately $63.4 million in net favorable reserve development relating to prior periods was recognized, primarily due to favorable loss emergence on the 2002, 2003 and 2004 accident years. This favorable development, however, was partially offset by approximately $5.2 million of unfavorable development on certain claims relating to our U.S. casualty business. Comparatively, during the year ended December 31, 2005, net favorable reserve development relating to prior years of approximately $22.7 million was recognized. The net favorable development reduced the loss and loss expense ratio by 11.9 and 3.9 percentage points for the years ended December 31, 2006 and 2005, respectively. Thus, the loss and loss expense ratio related to the current period’s business was 74.0% for the year ended December 31, 2006 and 78.0% for the year ended December 31, 2005. A general liability loss related to Hurricane Katrina of $25.0 million increased the 2005 accident year loss and loss expense ratio by approximately 4.3 percentage points. Net paid losses for the years ended December 31, 2006 and 2005 were $59.7 million and $31.5 million, respectively. Net paid losses for the year ended December 31, 2006 included the payment of the $25.0 million Hurricane Katrina claim.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Years Ended
	December 31,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$1,419.1	$1,019.6
Incurred related to:
Current period non-catastrophe	395.2	428.7
Current period catastrophe	—	25.0
Prior period non-catastrophe	(63.4)	(22.7)
Prior period catastrophe	—	—

Total incurred	$331.8	$431.0
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	34.7	31.5
Prior period catastrophe	25.0	—

Total paid	$59.7	$31.5
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, December 31	1,691.2	1,419.1
Losses and loss expenses recoverable	182.6	128.6

Reserve for losses and loss expenses, December 31	$1,873.8	$1,547.7

Acquisition costs.  Acquisition costs were $30.4 million for the year ended December 31, 2006 compared to $33.5 million for the year ended December 31, 2005. This slight decrease was related to the reduction in net premiums earned as well as an increase in cessions under our general casualty treaty and, as a result, the acquisition cost ratios were comparable at 5.7% and 5.8% for the years ended December 31, 2006 and 2005, respectively.

General and administrative expenses.  General and administrative expenses increased $8.5 million, or 19.2%, to $52.8 million for the year ended December 31, 2006 from $44.3 million for the year ended December 31, 2005. General and administrative expenses included fees paid to subsidiaries of AIG in return for the provision of certain administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative agreements with AIG subsidiaries were amended and contained both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company. The increase in general and administrative expenses was primarily attributable to the expansion of our U.S distribution platform, as well as increases in salaries, employee welfare and stock based compensation. The increase in the general and administrative expense ratio from 7.6% for the year ended December 31, 2005 to 9.9% for 2006 was the result of the reduction in net premiums earned, combined with the start-up costs in the United States and the higher compensation expense.

Comparison of Years Ended December 31, 2005 and 2004

Premiums.  Gross premiums written declined $119.1 million, or 15.8%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease reflected the cancellation of surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Gross premiums written under these agreements in the year ended December 31, 2004 were approximately $109.1 million compared to $7.7 million written in the year ended December 31, 2005. The decline was partially offset by premiums written through our own underwriters in our U.S. offices equal to approximately $83.2 million during the year ended December 31, 2005 compared to $30.7 million for the year ended December 31, 2004. The decrease in gross premiums written also reflected a number of accounts that were non-recurring in 2005 as well as decreasing industry rates for casualty lines of business. Casualty rates began to decline in 2004 and continued to decline in 2005. Terms and conditions and client self-insured retention levels, however, remained at desired levels. During 2005, we also reduced our maximum gross limit for pharmaceutical accounts in order to prudently manage this exposure. The change in gross limit resulted in a year-over-year decline in gross premiums written of about $12 million.

In June 2004, Allied World Assurance Company (U.S.) Inc. opened a branch office in New York, which expanded our distribution in the United States. We also opened offices in San Francisco and Chicago, to further expand our presence in the United States.

Net premiums written decreased in line with the decrease in gross premiums written. The $55.0 million decline in net premiums earned was less than that for premiums written due to the continued earning of premiums written in 2004.

Net losses and loss expenses.  Net losses and loss expenses decreased to $431.0 million for the year ended December 31, 2005 from $436.1 million for the year ended December 31, 2004. The casualty loss ratio for the year ended December 31, 2005 increased by 5.6 points from the year ended December 31, 2004 due largely to a $25 million general liability loss that occurred during Hurricane Katrina. Net losses and loss expenses for the year ended December 31, 2005 also included positive reserve development of $22.7 million compared to positive reserve development of $43.3 million in the year ended December 31, 2004. The decrease in estimated losses from prior accident years was the result of very low loss emergence to date on the claims-made lines of business. Net paid losses for the years ended December 31, 2005 and 2004 were $31.5 million and $7.1 million, respectively.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2005 and 2004. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2005	2004
	($ in millions)

Net reserves for losses and loss expenses, January 1	$1,019.6	$590.6
Incurred related to:
Current year non-catastrophe	428.7	479.4
Current year catastrophe	25.0	—
Prior year non-catastrophe	(22.7)	(43.3)
Prior year catastrophe	—	—

Total incurred	$431.0	$436.1
Paid related to:
Current year non-catastrophe	—	0.9
Current year catastrophe	—	—
Prior year non-catastrophe	31.5	6.2
Prior year catastrophe	—	—

Total paid	$31.5	$7.1
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, December 31	1,419.1	1,019.6
Losses and loss expenses recoverable	128.6	73.6

Reserve for losses and loss expenses, December 31	$1,547.7	$1,093.2

Acquisition costs.  Acquisition costs decreased to $33.5 million for the year ended December 31, 2005 from $59.5 million for the year ended December 31, 2004. Total acquisition costs relating to premiums written through surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG were approximately $5.6 million for the year ended December 31, 2005 compared to approximately $15.0 million for the year ended December 31, 2004. The acquisition cost ratio decreased from 9.4% for the year ended December 31, 2004 to 5.8% for the year ended December 31, 2005. The decrease was due to a general decrease in industry brokerage rates paid by us, the cancellation of the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG, which carried an additional 7.5% commission on the gross premiums written, and a slight increase in the rate of ceding commissions. The amount of ceding commissions received from treaty and facultative reinsurance is offset against our gross acquisition costs.

General and administrative expenses.  General and administrative expenses increased to $44.3 million for the year ended December 31, 2005 from $39.8 million for the year ended December 31, 2004. The increase in general and administrative expenses for 2005 versus 2004 was largely attributable to additional expenses related to the New York office, which was fully operational for the full year in 2005 and opened in June 2004. The increase in the general and administrative expense ratio is a result of the start-up costs in the United States causing expenses to rise at a faster rate than premiums.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)

Revenues
Gross premiums written	$572.7	$514.4	$407.9
Net premiums written	572.0	493.5	394.1
Net premiums earned	526.9	463.4	356.0
Expenses
Net losses and loss expenses	$292.4	$503.3	$256.7
Acquisition costs	113.3	104.2	80.9
General and administrative expenses	27.0	29.8	21.1
Underwriting income (loss)	94.2	(173.9)	(2.7)
Ratios
Loss ratio	55.5%	108.6%	72.1%
Acquisition cost ratio	21.5	22.5	22.8
General and administrative expense ratio	5.1	6.4	5.9
Expense ratio	26.6	28.9	28.7
Combined ratio	82.1	137.5	100.8

Comparison of Years Ended December 31, 2006 and 2005

Premiums.  Gross premiums written were $572.7 million for the year ended December 31, 2006 compared to $514.4 million for the year ended December 31, 2005, an increase of $58.3 million, or 11.3%. The increase in gross premiums written was due to a number of factors. We added approximately $66.6 million in gross premiums written related to new business during the year ended December 31, 2006. Included in this amount was gross premiums written of approximately $14.7 million related to four ILW contracts. In addition, net upward premium adjustments on prior years’ business totaling approximately $83.2 million further increased gross premiums written, compared to similar adjustments of approximately $35.3 million in 2005. Increases in treaty participations also served to increase gross premiums written. However, several treaties were not renewed in the current year, including one treaty that contributed approximately $27.3 million to gross premiums written in 2005 and was not renewed due to unfavorable changes in contract terms. In addition, approximately $21.6 million of the gross premiums written during the year ended December 31, 2005 related to coverage reinstatements on business written under our underwriting agency agreement with IPCUSL. Although rates on property catastrophe business have increased, we reduced our exposure limits on the IPCUSL business, which further reduced gross premiums written. IPCUSL wrote $52.1 million of property catastrophe business on our behalf for the year ended December 31, 2006 compared to $83.0 million in 2005. We mutually agreed to terminate the IPCUSL agency agreement effective as of November 30, 2006. We are now underwriting this property catastrophe reinsurance business ourselves and expect to renew the majority of desired IPCUSL accounts. Also, during 2006 we elected not to renew an agreement for the administration of the majority of our accident and health business; this agreement accounted for approximately $4.1 million and $12.3 million in gross premiums written for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, 75.4% of gross premiums written related to casualty risks and 24.6% related to property risks versus 70.8% casualty and 29.2% property for the year ended December 31, 2005.

Net premiums written increased by $78.5 million, or 15.9%, a higher percentage than that for gross premiums written. The higher percentage was primarily a result of changes in the internal structure of our property catastrophe reinsurance protection. This resulted in a reduction of $14.9 million in ceded premium in the year ended December 31, 2006 compared to 2005. Ceded premiums for 2005 included approximately $7.2 million to reinstate our property catastrophe reinsurance protection following Hurricanes Katrina and Rita.

The $63.5 million, or 13.7%, increase in net premiums earned was the result of several factors:

•	Increased net premiums written over the past two years. Premiums related to our reinsurance business earn slower than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums are often earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern may extend up to 24 months, reflecting the inception dates of the underlying policies.

•	Net upward revisions to premium estimates on business written in prior years were significantly higher in 2006 in comparison with 2005. As the adjustments relate to prior periods, the associated premiums make a proportionately larger contribution to net premiums earned.

•	Premiums ceded in relation to the property catastrophe reinsurance protection were significantly lower in 2006. Net premiums earned during the year ended December 31, 2006 were approximately $11.5 million higher as a result.

These three factors more than offset the approximate $31.9 million reduction in net premiums earned on the IPCUSL business during 2006.

Net losses and loss expenses.  Net losses and loss expenses decreased from $503.3 million for the year ended December 31, 2005 to $292.4 million for the year ended December 31, 2006. Net losses and loss expenses for the year ended December 31, 2005 were impacted by four significant factors:

•	Losses and loss expenses of approximately $13.4 million as a result of Windstorm Erwin, which occurred in the first quarter of 2005;

•	Losses and loss expenses of approximately $218.2 million accrued in relation to Hurricanes Katrina, Rita and Wilma, which occurred in August, September and October 2005, respectively;

•	Net unfavorable development of approximately $13.5 million related to the windstorms of 2004; and

•	Net favorable reserve development related to prior years of approximately $17.0 million, which was primarily due to low loss emergence on our 2003 and 2004 property reinsurance business, exclusive of the 2004 windstorms.

In comparison, we were not exposed to any significant catastrophes during the year ended December 31, 2006. However, 2006 losses and loss expenses were impacted by several factors:

•	Recognition of approximately $12.4 million of favorable reserve development. The majority of this development related to 2003 and 2005 accident year business written on our behalf by IPCUSL, as well as certain workers compensation catastrophe business written during the period from 2002 to 2005.

•	Net favorable development related to the 2005 windstorms totaled approximately $2.8 million due to updated claims information that reduced our reserves for this segment; and

•	Anticipated recoveries of approximately $1.1 million on our property catastrophe reinsurance protection related to Hurricane Frances.

The loss and loss expense ratio for the year ended December 31, 2006 was 55.5%, compared to 108.6% for the year ended December 31, 2005. Net favorable development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 3.1 percentage points. Thus, the loss and loss expense ratio related to the current year’s business was 58.6%. Comparatively, net favorable development recognized in the year ended December 31, 2005 reduced the loss and loss expense ratio by 0.8 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 109.4%. Loss and loss expenses recognized in relation to Windstorm Erwin and Hurricanes Katrina, Rita and Wilma increased this loss and loss expense ratio by 50.0 percentage points. The lower ratio in 2006 was primarily a function of property catastrophe reinsurance costs, which were approximately $11.5 million greater in the year ended December 31, 2005 than for 2006. This was due primarily to charges incurred to reinstate our coverage after the 2005 windstorms. The higher charge in 2005 resulted in lower net premiums earned and, therefore, a higher loss and loss expense ratio. Partially offsetting this was an increase in the 2006 loss ratio due to a greater proportion of net premiums earned relating to casualty business, which carries a higher loss ratio.

Net paid losses were $185.9 million for the year ended December 31, 2006 compared to $131.1 million for the year ended December 31, 2005. The increase primarily related to losses paid as a result of the 2005 windstorms. Net paid losses for the year ended December 31, 2006 included $25.5 million recovered from our property catastrophe reinsurance coverage as a result of losses paid due to Hurricanes Katrina and Rita.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2006	2005
	($ in millions)

Net reserves for losses and loss expenses, January 1	$726.3	$354.1
Incurred related to:
Current period non-catastrophe	308.7	275.2
Current period property catastrophe	—	231.6
Prior period non-catastrophe	(12.4)	(17.0)
Prior period property catastrophe	(3.9)	13.5

Total incurred	$292.4	$503.3
Paid related to:
Current period non-catastrophe	14.9	2.1
Current period property catastrophe	—	47.6
Prior period non-catastrophe	56.0	40.3
Prior period property catastrophe	115.0	41.1

Total paid	$185.9	$131.1
Foreign exchange revaluation	—	—
Net reserve for losses and loss expenses, December 31	832.8	726.3
Losses and loss expenses recoverable	38.1	72.6

Reserve for losses and loss expenses, December 31	$870.9	$798.9

Acquisition costs.  Acquisition costs increased $9.1 million, or 8.7%, to $113.3 million for the year ended December 31, 2006 from $104.2 million for the year ended December 31, 2005 primarily as a result of the increase in net premiums earned. The acquisition cost ratio of 21.5% for the year ended December 31, 2006 was lower than the 22.5% acquisition cost ratio for the year ended December 31, 2005, primarily due to higher net premiums earned as a result of reduced premiums ceded for property catastrophe reinsurance protection.

General and administrative expenses.  General and administrative expenses decreased to $27.0 million for the year ended December 31, 2006 from $29.8 million for the year ended December 31, 2005. The decrease in general and administrative expenses was primarily a result of changes in the cost structure for our administrative functions. General and administrative expenses included fees paid to subsidiaries of AIG in return for the provision of certain administrative services. Prior to January 1, 2006, these fees were based on a percentage of our gross premiums written. Effective January 1, 2006, our administrative agreements with AIG subsidiaries were amended and contained both cost-plus and flat-fee arrangements for a more limited range of services. The services no longer included within the agreements are now provided through additional staff and infrastructure of the company.

Prior to January 1, 2006, fees paid to subsidiaries of AIG were allocated to the reinsurance segment based on the segment’s proportionate share of gross premiums written. The reinsurance segment constituted 32.9% of consolidated gross premiums written for the year ended December 31, 2005 and, therefore, was allocated a significant portion of the fees paid to AIG. As a result of the change in the cost structure related to our administrative functions, these expenses are now relatively fixed in nature, and do not vary according to the level of gross premiums written. This has resulted in a decreased allocation of expenses to the reinsurance segment. Partially offsetting this reduction were increased salaries, as well as increased stock based compensation charges as a result of a newly adopted long-term incentive plan and modification of the plans in conjunction with our IPO from book value plans to fair value plans.

Comparison of Years Ended December 31, 2005 and 2004

Premiums.  Gross premiums written were $514.4 million for the year ended December 31, 2005 as compared to $407.9 million for the year ended December 31, 2004. The $106.5 million, or 26.1%, increase in gross premiums written for the year ended December 31, 2005 over the year ended December 31, 2004 was predominantly the result of continued growth of our specialty and traditional casualty reinsurance lines, which grew $84.7 million over the prior year. Although rates generally stabilized in 2005, we believe we gained market recognition since our reinsurance segment started operations in 2002, and our financial strength provided us with a competitive advantage and opportunities in the market. Included within the reinsurance segment is business written on our behalf by IPCUSL under an underwriting agency agreement. IPCUSL wrote $83.0 million of property catastrophe business in the year ended December 31, 2005 versus $68.0 million in the year ended December 31, 2004. The rise reflected an increase in reinstatement premiums from a larger number of catastrophe claims on storm activity during 2005. Of the remaining premiums, 15.6% related to property and 84.4% related to casualty risks for the year ended December 31, 2005 versus 22.6% property and 77.4% casualty for the year ended December 31, 2004. We also commenced reinsuring accident and health business in June 2004, which increased gross premiums written by $6.4 million in 2005 over 2004.

Net premiums written increased by a slightly smaller percentage than gross premiums written during 2005 because we allocated a portion of our property catastrophe coverage to the reinsurance segment, which equaled $16.4 million for the year ended December 31, 2005 compared to $8.1 million for the year ended December 31, 2004. The increase reflected the cost of reinstatement premiums due to claims from Hurricanes Katrina and Rita.

Net earned premium growth in 2005 benefited from the continued earning of premiums written in 2003 and 2004. On an earned basis, business written on our behalf by IPCUSL represented 18.1% of total reinsurance earned premium in the year ended December 31, 2005 compared to 18.6% in the year ended December 31, 2004.

Net losses and loss expenses.  Net losses and loss expenses increased to $503.3 million for the year ended December 31, 2005 from $256.7 million for the year ended December 31, 2004. The loss ratio for the year ended December 31, 2005 increased 36.5 points from the year ended December 31, 2004. The increase resulted from increased windstorm activity during 2005. Net losses and loss expenses included $231.6 million of estimated losses relating to Hurricanes Katrina, Rita and Wilma and Windstorm Erwin (adversely impacting the loss ratio by

50.0 points) and $13.5 million of negative development on estimated losses from 2004 storms (adversely impacting the loss ratio by 2.9 points). Comparatively, $81.6 million of estimated losses were incurred during the year ended December 31, 2004 relating to the third quarter hurricanes and typhoons (adversely impacting the loss ratio by 22.9 points). Net losses and loss expenses for the year ended December 31, 2005 also included $17.0 million of positive development relating to reductions in estimated ultimate losses incurred for accident years 2002, 2003 and 2004 (favorably impacting the loss ratio by 3.7 points). Comparatively, there was positive development of $17.8 million on prior accident year ultimate losses during the year ended December 31, 2004 (favorably impacting the loss ratio by 5.0 points). The adjusted loss ratio after catastrophes and prior period development was 59.4% for 2005 compared to 54.2% for 2004 — the increase reflects the shift in product mix in 2005 from property to casualty, which generally carries a higher loss ratio than property.

Paid losses in our reinsurance segment increased from $55.2 million for the year ended December 31, 2004 to $131.1 million for the year ended December 31, 2005, reflecting payment of catastrophe losses as well as the growth and maturity of this segment.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2005 and 2004. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2005	2004
	($ in millions)

Net reserves for losses and loss expenses, January 1	$354.1	$152.6
Incurred related to:
Current year non-catastrophe	275.2	192.9
Current year property catastrophe	231.6	81.6
Prior year non-catastrophe	(17.0)	(17.8)
Prior year property catastrophe	13.5	—

Total incurred	$503.3	$256.7
Paid related to:
Current year non-catastrophe	2.1	0.4
Current year property catastrophe	47.6	24.9
Prior year non-catastrophe	40.3	29.9
Prior year property catastrophe	41.1	—

Total paid	$131.1	$55.2
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, December 31	726.3	354.1
Losses and loss expenses recoverable	72.6	0.5

Reserve for losses and loss expenses, December 31	$798.9	$354.6

Acquisition costs.  Acquisition costs increased to $104.2 million for the year ended December 31, 2005 from $80.9 million for the year ended December 31, 2004 primarily as a result of the increase in gross premiums written. The acquisition cost ratio for 2005 was 22.5%, as compared to the acquisition ratio of 22.8% for 2004.

General and administrative expenses.  General and administrative expenses increased to $29.8 million for the year ended December 31, 2005 from $21.1 million for the year ended December 31, 2004. The $8.7 million increase in general and administrative expenses in 2005 reflected the increase in underwriting staff and the growth of the business. Fees paid to subsidiaries of AIG in return for the provision of administrative services were based on a percentage of our gross premiums written. The fees charged to the reinsurance segment increased by $5.6 million due to the increase in gross premiums written. Letter of credit costs also increased with the increase in volume of business and property catastrophe loss reserves.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses as of December 31, 2006, 2005 and 2004 were comprised of the following:

	Property			Casualty			Reinsurance			Total
	December 31,			December 31,			December 31,			December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
	($ in millions)

Case reserves	$562.2	$602.8	$224.5	$175.0	$77.6	$29.7	$198.0	$240.8	$67.7	$935.2	$921.2	$321.9
IBNR	330.1	456.0	364.8	1,698.8	1,470.1	1,063.5	672.9	558.1	286.9	2,701.8	2,484.2	1,715.2

Reserve for losses and loss expenses	892.3	1,058.8	589.3	1,873.8	1,547.7	1,093.2	870.9	798.9	354.6	3,637.0	3,405.4	2,037.1
Reinsurance recoverables	(468.4)	(515.1)	(185.1)	(182.6)	(128.6)	(73.6)	(38.1)	(72.6)	(0.5)	(689.1)	(716.3)	(259.2)

Net reserve for losses and loss expenses	$423.9	$543.7	$404.2	$1,691.2	$1,419.1	$1,019.6	$832.8	$726.3	$354.1	$2,947.9	$2,689.1	$1,777.9

We participate in certain lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims on these lines are necessarily a valid means for estimating ultimate liabilities. We use statistical and actuarial methods to estimate ultimate expected losses and loss expenses. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on various factors including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. Ultimate losses and loss expenses may differ from our reserves, possibly by material amounts.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2006:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

Property	$892.3	$697.4	$1,055.0
Casualty	1,873.8	1,397.7	2,148.9
Reinsurance	870.9	584.4	985.9

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

Property	$423.9	$314.4	$484.6
Casualty	1,691.2	1,255.0	1,955.1
Reinsurance	832.8	566.7	963.2

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with varying assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves. For our reinsurance segment, our range for the loss and loss expense reserves has widened during 2006 as the casualty component of this segment’s loss and loss expense reserves has increased relative to the property component. This change was primarily caused by two factors: (1) the payment of hurricane losses, which reduced the reserve related to property reinsurance; and (2) the growth of earned premium in the casualty reinsurance lines of business during 2006. Casualty lines of business have wider ranges because there is the potential for significant variation in the development of loss reserves due to the long-tail nature of this business.

Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have historically carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, 4% to 11% above the midpoint of the low and high estimates for the consolidated net loss and loss expenses. These long-tail lines of business include our entire casualty segment, as well as the general casualty, professional liability, facultative casualty and the international casualty components of our reinsurance segment. We believe that relying on the more conservative actuarial indications for these lines of business is prudent for a relatively new company. For a discussion of loss and loss expense reserve estimate, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.”

Ceded Reinsurance

For purposes of managing risk, we reinsure a portion of our exposures, paying reinsurers a part of premiums received on policies we write. Total premiums ceded pursuant to reinsurance contracts entered into by our company with a variety of reinsurers were $352.4 million, $338.3 million and $335.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Certain reinsurance contracts provide us with protection related to specified catastrophes insured by our property segment. We also cede premiums on a proportional basis to limit total exposures in the property, casualty and to a lesser extent reinsurance segments. The following table illustrates our gross premiums written and ceded for the years ended December 31, 2006, 2005 and 2004:

	Gross Premiums Written and
	Premiums Ceded
	Year Ended December 31,
	2006	2005	2004
	($ in millions)

Gross	$1,659.0	$1,560.3	$1,708.0
Ceded	(352.4)	(338.3)	(335.3)

Net	$1,306.6	$1,222.0	$1,372.7

Ceded as percentage of gross	21.2%	21.7%	19.6%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2006	2005	2004
	($ in millions)

Premiums written ceded	352.4	338.3	335.3
Premiums earned ceded	332.4	344.2	312.7
Losses and loss expenses ceded	244.8	602.1	200.1
Acquisition costs ceded	61.6	66.9	59.1

For the year ended December 31, 2006, we had a net cash inflow relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $36 million, compared to a net cash outflow of approximately $154 million and $221 million, respectively, for the years ended December 31, 2005 and 2004. The net cash inflow in 2006 primarily resulted from the recovery of losses paid related to the 2004 and 2005 windstorms.

Our reinsurance ceded strategies have remained relatively consistent since 2003. We believe we have been successful in obtaining reinsurance protection, and our purchase of reinsurance has allowed us to form strong trading relationships with reinsurers. However, it is not certain that we will be able to obtain adequate protection at cost effective levels in the future. We therefore may not be able to successfully mitigate risk through reinsurance arrangements. Further, we are subject to credit risk with respect to our reinsurers because the ceding of risk to reinsurers does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance arrangements or the failure of existing reinsurance arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

The following is a summary of our ceded reinsurance program by segment:

•	Our property segment has purchased quota share reinsurance almost from inception. During this time, we have ceded from 35% to 55% of up to $10 million of each applicable general property policy limit, and we have ceded from 58.5% to 66% of up to $20 million of each applicable energy policy limit. We also purchase reinsurance to provide protection for specified catastrophes insured by our property segment. The limits for catastrophe protection have decreased from 2003 to 2006 as a result of reducing our exposures in catastrophe-exposed areas. Our property per risk reinsurance treaties did not cover property premiums written under the surplus lines program administrator agreements and a reinsurance agreement with subsidiaries of AIG. Our property reinsurance treaties do cover property premiums written by our U.S. underwriters since 2005. We have also purchased a limited amount of facultative reinsurance for general property and energy policies.

•	Our casualty segment has purchased variable quota share reinsurance for general casualty business since December 2002. Typically we ceded about 10% to 12% of policies with limits less than or equal to $25 million (or its currency equivalent) and for policies greater than $25 million, about 85% to 95% of up to $25 million of a variable quota share determined by the amount of the policy limit in excess of $25 million divided by the policy limit. We have also purchased a limited amount of facultative reinsurance to lessen volatility in our professional liability book of business and for U.S. general casualty business which is not subject to the treaty.

•	We have purchased a limited amount of retrocession coverage for our reinsurance segment.

The following table illustrates our reinsurance recoverable as of December 31, 2006 and 2005:

	Reinsurance Recoverable
	As of December 31,
	2006	2005
	($ in millions)

Ceded case reserves	$303.9	$256.4
Ceded IBNR reserves	385.2	459.9

Reinsurance recoverable	$689.1	$716.3

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 95% of ceded case reserves as of December 31, 2006 were recoverable from reinsurers who had an A.M. Best rating of “A−” or higher.

Liquidity and Capital Resources

General

As of December 31, 2006, our shareholders’ equity was $2.2 billion, a 56.3% increase compared to $1.4 billion as of December 31, 2005. The increase was a result of net income for the year ended December 31, 2006 of $442.8 million, net proceeds from our IPO of approximately $316 million, including net proceeds from the exercise in full by the underwriters of their over-allotment option, and an unrealized net increase of $32.0 million in the market value of our investments, net of deferred taxes, recorded in equity. The increase in the net unrealized gain on our investments was primarily the result of other than temporary write-downs due solely to changes in interest rates which decreased the gross unrealized loss on our portfolio. This write-down of $23.9 million is included in net realized investment losses in the statement of operations.

Allied World Assurance Company Holdings, Ltd (“Holdings”) is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies.

Restrictions and Specific Requirements

The jurisdictions in which our insurance subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. The payment of dividends from Holdings’ Bermuda domiciled insurance subsidiary is, under certain circumstances, limited under Bermuda law, which requires this Bermuda subsidiary of Holdings to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc. and Newmarket Underwriters Insurance Company are subject to restrictions on statutory surplus pursuant to Delaware law and New Hampshire law, respectively. Both states require prior regulatory approval of any payment of extraordinary dividends. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on its cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares. As of December 31, 2006, 2005 and 2004, the total combined minimum capital and surplus required to be held by our subsidiaries and thereby restricting the distribution of dividends was approximately,$1,869.3 million, $1,385.2 million and 1,503.7 million, respectively, and, at these same dates, our subsidiaries held a total combined capital and surplus of approximately $2,505.8 million, $1,850.0 million and $2,038.1 million, respectively.

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

At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of December 31, 2006, total trust account deposits were $697.1 million compared to $683.7 million as of December 31, 2005. In addition, Allied World Assurance Company, Ltd currently has access to up to $1 billion in letters of credit under secured letter of credit facilities with Citibank Europe plc. and Barclays Bank, PLC. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of December 31, 2006 and 2005, there were outstanding letters of credit totaling $832.3 million and $740.7 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $993.9 million as of December 31, 2006, compared to $852.1 million as of December 31, 2005.

Security arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Both of our letter of credit facilities are fully collateralized by assets held in custodial accounts at Mellon Bank held for the benefit of Barclays Bank, PLC and Citibank Europe plc. Although the investment income derived from our assets while held in trust accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.

In January 2005, we initiated a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $298.3 million and $449.0 in securities on loan as of December 31, 2006 and 2005, respectively, with collateral held against such loaned securities amounting to $304.7 million and $456.8 million, respectively.

For our investment in the Portfolio VI Fund, there is no specific notice period required for liquidity, however, such liquidity is dependent upon any lock-up periods of the underlying funds’ investments. This hedge fund is a fund of hedge funds with an investment objective that seeks attractive long-term, risk-adjusted absolute returns in U.S. dollars with volatility lower than, and minimal correlation to, the broad equity markets. As of December 31, 2006 and 2005, none and 4.3% of the fund’s assets with a fair value of $69.0 million and $54.6 million, respectively, were invested in underlying funds with a lock-up period of greater than one year.

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

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from the issuance of common shares and senior notes, proceeds from the term loan and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, purchase reinsurance, pay general and administrative expenses and taxes, pay dividends, with the remainder made available to our investment manager for investment in accordance with our investment policy.

Cash flows from operations for the year ended December 31, 2006 were $791.6 million compared to $732.8 million for the year ended December 31, 2005. Although net loss payments made in the year ended December 31, 2006 increased to approximately $482.7 million from $430.1 million for the year ended December 31, 2005, the resulting reduction in cash flows from operations was largely offset by increased investment income received. Cash flows from operations for the year ended December 31, 2005 were $338.5 million less than the $1,071.2 million for the year ended December 31, 2004, mainly as a result of an increases in losses paid for catastrophe claims. There was also a decline in net premium volume for 2005 compared to 2004.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $900.0 million in net cash for investing activities during the year ended December 31, 2006 compared to $749.8 million during the year ended December 31, 2005. Net cash used in investing activities increased in 2006 primarily as a result of the investment of $215.0 million of the net proceeds from our IPO and senior notes issuance. The remainder of the net proceeds, after repayment of our long term debt, was invested in short-term securities, which are included in cash and cash equivalents. We also spent approximately $25.5 million on information technology development and furniture and fixtures for our new corporate headquarters in Bermuda. We used approximately $197.1 million less in net cash for investing activities in the year ended December 31, 2005 compared to the year ended December 31, 2004. This decrease reflected the lower level of cash from operations available for investment.

Financing cash flows during the year ended December 31, 2005 consisted of proceeds from borrowing $500.0 million through a term loan. The proceeds were used to pay a one-time, special cash dividend of $499.8 million. During the year ended December 31, 2006, we completed our IPO, including the exercise in full by the underwriters of their over-allotment option, and a senior notes offering, which resulted in gross proceeds received of $344.1 million and $498.5 million, respectively. To date, we have paid issuance costs of approximately $31.5 million in association with these offerings. We utilized $500.0 million of the net funds received to repay our term loan. On December 21, 2006, we paid a quarterly dividend of $0.15 per common share, or approximately $9.0 million.

Over the next two years, we expect to pay approximately $195 million in claims related to Hurricanes Katrina, Rita and Wilma and approximately $25 million in claims relating to the 2004 hurricanes and typhoons, net of reinsurance recoverable. We anticipate that, through the end of 2007, additional expenditures of approximately $5 million will be required for information technology infrastructure and systems enhancements. In addition, we expect approximately $5 million will be required for leasehold improvements and furniture and fixtures for our newly rented premises in Bermuda, which are expected to be paid within the next year. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid high-grade fixed income securities. As of December 31, 2006, including a high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities compared to 98% as of December 31, 2005. As of December 31, 2006, net accumulated unrealized gains, net of income taxes, were $6.5 million compared to net accumulated unrealized losses, net of income taxes, of $25.5 million as of December 31, 2005. This change reflected both movements in interest rates and the recognition of approximately $23.9 million of realized losses on securities that were considered to be impaired on an other than temporary basis because of the change in interest rates. The maturity distribution of our fixed income portfolio (on a market value basis) as of December 31, 2006 and December 31, 2005 was as follows:

	December 31,	December 31,
	2006	2005
	($ in millions)

Due in one year or less	$146.6	$381.5
Due after one year through five years	2,461.6	2,716.0
Due after five years through ten years	335.3	228.6
Due after ten years	172.0	2.1
Mortgage-backed	1,823.9	846.1
Asset-backed	238.4	216.2

Total	$5,177.8	$4,390.5

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

The following were our financial strength ratings as of February 28, 2007:

A.M. Best	A/stable
Moody’s	A2/stable*
Standard & Poor’s	A-/stable

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. insurance subsidiaries.

The following were our senior unsecured debt ratings as of February 28, 2007:

A.M. Best	bbb/stable
Moody’s	Baa1/stable
Standard & Poor’s	BBB/stable

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

On July 21, 2006, we issued $500.0 aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable August 1 and February 1 each year, commencing February 1, 2007. We can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, we currently have no intention of redeeming the notes. The senior notes incorporate certain covenants that include:

•	limitations on liens on stock of designated subsidiaries;

•	limitations as to the disposition of stock of designated subsidiaries; and

•	limitations on mergers, amalgamations, consolidations or sale of assets.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining to due date as of December 31, 2006:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in millions)

Contractual Obligations
Senior notes (including interest)	$875.5	$38.0	$75.0	$75.0	$687.5
Operating lease obligations	98.4	8.0	15.3	14.7	60.4
Gross reserve for losses and loss expenses	3,637.0	1,189.3	943.6	352.0	1,152.1

Total	$4,610.9	$1,235.3	$1,033.9	$441.7	$1,900.0

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2006 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.

The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 200 basis points would cause an aggregate decrease in the market value of our investment portfolio (excluding cash and cash equivalents) of approximately $310.0 million, or 5.7%, on our portfolio valued at approximately $5.4 billion as of December 31, 2006, as set forth in the following table:

	Interest Rate Shift in Basis Points
	−200	−100	−50	−0	+50	+100	+200
	($ in millions)

Total market value	$5,754.5	$5,597.4	$5,518.6	$5,440.3	$5,362.6	$5,285.3	$5,130.3
Market value change from base	314.2	157.1	78.3	0	(77.7)	(155.0)	(310.0)
Change in unrealized appreciation	314.2	157.1	78.3	0	(77.7)	(155.0)	(310.0)

As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of December 31, 2006, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk.

As of December 31, 2006, we held $1,823.9 million, or 30.6%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time.

As of December 31, 2006, we have invested $200 million in four hedge funds, the market value of which was $229.5 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

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

As of December 31, 2006, 1.6% of our aggregate invested assets were denominated in currencies other than the U.S. dollar compared to 1.7% as of December 31, 2005. For both the years ended December 31, 2006 and 2005, approximately 15% of our business written was denominated in currencies other than the U.S. dollar. With the increasing exposure from our expansion in Europe, we developed a hedging strategy during 2004 in order to minimize the potential loss of value caused by currency fluctuations. Thus, a hedging program was implemented in the second quarter of 2004 using foreign currency forward contract derivatives that expire in 90 days.

Our foreign exchange (losses) gains for the years ended December 31, 2006, 2005 and 2004 are set forth in the chart below.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)

Realized exchange gains (losses)	$1.4	$(0.2)	$1.6
Unrealized exchange (losses)	(2.0)	(2.0)	(1.3)

Foreign exchange (losses) gains	$(0.6)	$(2.2)	$0.3

Item 8.	Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-40 and S-1 through S-7 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our company’s disclosure controls and procedures were effective. We are a non-accelerated filer and will not be subject to the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our Annual Report on Form 10-K for the fiscal year 2007. As such, we are not required to disclose any material changes in our company’s internal control over financial reporting until we are subject to these requirements, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in Question 9 of the release captioned Frequently Asked Questions (revised October 6, 2004).

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies specifically to such persons. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is available free of charge on our website at www.awac.com and is available in print to any shareholder who requests it. We intend to disclose any amendments to this code by posting such information on our website, as well as disclosing any waivers of this code applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions through such means or by filing a Form 8-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 19, 2007.

ALLIED WORLD ASSURANCE COMPANY
HOLDINGS, LTD

By:	/s/ SCOTT A. CARMILANI

Name:	Scott A. Carmilani
Title:	President, Chief Executive Officer and Director

Signature	Title	Date

/s/ SCOTT A. CARMILANI Scott A. Carmilani	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2007

/s/ JOAN H. DILLARD Joan H. Dillard	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2007

/s/ MICHAEL I.D. MORRISON Michael I.D. Morrison	Chairman of the Board	March 19, 2007

/s/ BART FRIEDMAN Bart Friedman	Deputy Chairman of the Board	March 19, 2007

/s/ PHILIP D. DEFEO Philip D. DeFeo	Director	March 19, 2007

/s/ JAMES F. DUFFY James F. Duffy	Director	March 19, 2007

/s/ SCOTT HUNTER Scott Hunter	Director	March 19, 2007

/s/ MARK R. PATTERSON Mark R. Patterson	Director	March 19, 2007

/s/ SAMUEL J. WEINHOFF Samuel J. Weinhoff	Director	March 19, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Memorandum of Association
3	.2(1)	Amended and Restated Bye-laws
4	.1(1)	Specimen Common Share Certificate
4	.2(1)	American International Group, Inc. Warrant, dated November 21, 2001
4	.3(1)	The Chubb Corporation Warrant, dated November 21, 2001
4	.4(1)	GS Capital Partners 2000, L.P. Warrant, dated November 21, 2001
4	.5(1)	GS Capital Partners 2000 Offshore, L.P. Warrant, dated November 21, 2001
4	.6(1)	GS Capital Partners 2000 Employee Fund, L.P. Warrant, dated November 21, 2001
4	.7(1)	GS Capital Partners 2000, GmbH & Co. Beteiligungs KG Warrant, dated November 21, 2001
4	.8(1)	Stone Street Fund 2000, L.P. Warrant, dated November 21, 2001
4	.9(1)	Bridge Street Special Opportunities Fund 2000, L.P. Warrant, dated November 21, 2001
4	.10(2)	Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee
4	.11(2)	First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee
4	.12(2)	Form of Note (Included as part of Exhibit 4.11)
4	.13(3)	Amendment to Warrants to Purchase Common Shares of Allied World Assurance Company Holdings, Ltd, dated as of August 1, 2006, by and among Allied World Assurance Company Holdings, Ltd and GS Capital Partners 2000, L.P.; GS Capital Partners 2000 Offshore, L.P.; GS Capital Partners 2000, GmbH & Co. Beteiligungs KG; GS Capital Partners 2000 Employee Fund, L.P.; Stone Street Fund 2000, L.P.; and Bridge Street Special Opportunities Fund 2000, L.P.
10	.1(1)	Shareholders Agreement, dated as of November 21, 2001
10	.2(1)	Amendment No. 1 to Shareholders Agreement, dated as of February 20, 2002
10	.3(1)	Amendment No. 2 to Shareholders Agreement, dated as of January 31, 2005
10	.4(1)	Amendment No. 3 to Shareholders Agreement, dated as of June 20, 2005
10	.5(1)	Form of Termination Consent among Allied World Assurance Company Holdings, Ltd and the shareholders named therein
10	.6(1)	Registration Rights Agreement by and among Allied World Assurance Company Holdings, Ltd and the shareholders named therein
10	.7(1)	Administrative Services Agreement, dated as of January 1, 2006, among Allied World Assurance Company, Ltd, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Holdings (Ireland) Ltd and American International Company Limited
10	.8(1)	Amended and Restated Administrative Services Agreement, dated as of January 1, 2006, among Newmarket Underwriters Insurance Company, Allied World Assurance Company (U.S.) Inc. and Lexington Insurance Company
10	.9(1)	Services Agreement, dated as of January 1, 2006, among Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited and AIG Insurance Management Services (Ireland) Limited
10	.10(1)	Termination Agreement, dated as of December 31, 2005, among Allied World Assurance Company, Ltd, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Holdings (Ireland) Ltd, Allied World Assurance Company (U.S.) Inc., Newmarket Underwriters Insurance Company, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited and American International Company Limited
10	.11(1)	Schedule of Discretionary Investment Management Agreements between Allied World Assurance Company Holdings, Ltd entities and Goldman Sachs entities
10	.12(1)	Master Services Agreement, dated as of May 9, 2006, between Allied World Assurance Company, Ltd and AIG Technologies, Inc.

Exhibit
Number		Description

10	.13(1)	Placement Agency Agreement, dated October 25, 2001, among Allied World Assurance Company Holdings, Ltd, American International Group, Inc., The Chubb Corporation, GS Capital Partners 2000, L.P. and Goldman, Sachs & Co.
10	.14(1)	Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd and IPCRe Underwriting Services Limited
10	.15(1)	Amended and Restated Amendment No. 1 to Underwriting Agency Agreement, dated as of April 19, 2004
10	.16(1)	Amendment No. 2 to Underwriting Agency Agreement, as amended, dated as of March 28, 2003
10	.17(1)	Amendment No. 3 to Underwriting Agency Agreement, as amended, dated as of October 31, 2003
10	.18(1)	Amendment No. 4 to Underwriting Agency Agreement, as amended, dated as of October 26, 2005
10	.19(4)	Amendment No. 5 to Underwriting Agency Agreement, as amended, dated as of December 1, 2006
10	.20(1)	Software License Agreement Terms and Conditions, dated as of November 14, 2003, between Allied World Assurance Company, Ltd and Transatlantic Holdings, Inc.
10	.21(1)	Guarantee, dated May 22, 2006, of Allied World Assurance Company, Ltd in favor of American International Group, Inc.
10	.22(1)	Summary of Terms of Property Excess Catastrophe Reinsurance Contract, dated May 1, 2006, among Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited, Allied World Assurance Company (U.S.) Inc., Newmarket Underwriters Insurance Company and Transatlantic Reinsurance Company, Inc. and the other reinsurers named party thereto
10	.23(9)	Amended and Restated Software License Agreement, effective as of November 17, 2006, by and between Transatlantic Holdings, Inc. and Allied World Assurance Company, Ltd
10	.24(1)	Placement slips, effective March 1, 2004 and March 1, 2005, respectively, for the Casualty Variable Quota Share Reinsurance Agreement among Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited and National Union Fire Insurance Company of Pittsburgh, PA
10	.25(1)	Casualty Variable Quota Share Reinsurance Agreement, effective December 1, 2002, among Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited and Chubb Re, Inc. on behalf of Federal Insurance Company, as amended
10	.26(1)	Casualty Variable Quota Share Reinsurance Agreement, effective as of March 1, 2006, among Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited, Allied World Company (U.S.) Inc., Newmarket Underwriters Insurance Company and Harbor Point Services, Inc. on behalf of Federal Insurance Company
10	.27(1)	Surplus Lines Program Administrator Agreement, effective June 11, 2002, between Allied World Assurance Company (U.S.) Inc. and Chubb Custom Market, Inc.
10	.28(1)	Surplus Lines Program Administrator Agreement, effective June 11, 2002, between Newmarket Underwriters Insurance Company and Chubb Custom Market, Inc.
10	.29(1)	Insurance Letters of Credit Master Agreement, dated September 19, 2002, between Allied World Assurance Company, Ltd and Citibank N.A.
10	.30(1)	Account Control Agreement, dated September 19, 2002, among Allied World Assurance Company, Ltd, Citibank, N.A. and Mellon Bank, N.A.
10	.31(1)	Amendment No. 1 to Account Control Agreement, dated March 31, 2004
10	.32(1)	Pledge Agreement, dated as of September 19, 2002, between Allied World Assurance Company, Ltd and Citibank, N.A.
10	.33(1)	Credit Agreement, dated as of December 31, 2003, between Allied World Assurance Company, Ltd and Barclays Bank Plc
10	.34(1)	Global Amendment Agreement, dated as of January 11, 2005, between Allied World Assurance Company, Ltd and Barclays Bank Plc

Exhibit
Number		Description

10	.35(1)	Agreement, dated as of December 31, 2005, amending the original credit agreement as amended, between Allied World Assurance Company, Ltd and Barclays Bank Plc
10	.36(1)	Account Control Agreement, dated as of December 31, 2003, among Allied World Assurance Company, Ltd, Barclays Bank Plc and Mellon Bank, N.A.
10	.37(1)	Credit Agreement, dated as of March 30, 2005, among Allied World Assurance Company Holdings, Ltd, Bank of America, N. A., as administrative agent, Wachovia Bank, National Association, as syndication agent and the other banks named party thereto
10	.38(1)†	Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan
10	.39(1)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan
10	.40(1)†	Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan
10	.41(1)†	Form of Option Grant Notice and Option Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan
10	.42(1)†	Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan
10	.43(1)†	Form of Participation Agreement under the Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan
10	.44(1)†	Allied World Assurance Company, Ltd Supplemental Executive Retirement Plan
10	.45(1)†	Newmarket Underwriters Insurance Company Supplemental Executive Retirement Plan
10	.46(1)	Reinsurance Custody Agreement, dated September 30, 2002, among Commerce & Industry Insurance Company of Canada, Allied World Assurance Company (U.S.) Inc. and Royal Trust Corporation of Canada (including a Consent to Assignment, dated December 21, 2005, whereby Royal Trust Corporation of Canada assigned its rights and obligations to RBC Drexia Investor Services Trust)
10	.47(1)	Agreement, dated September 30, 2002, among Allied World Assurance Company (U.S.) Inc., American Home Assurance Company, Royal Trust Corporation of Canada and the Superintendent of Financial Institutions Canada (including a Consent to Assignment, dated December 21, 2005, whereby Royal Trust Corporation of Canada assigned its rights and obligations to RBC Drexia Investors Services Trust)
10	.48(1)	Agreement, dated December 16, 2002, among Allied World Assurance Company, Ltd, American Home Assurance Company, Royal Trust Corporation of Canada and the Superintendent of Financial Institutions of Canada (including a Consent of Assignment, dated April 27, 2006, whereby Royal Trust Corporation of Canada assigned its rights and obligations to RBC Drexia Investor Services Trust)
10	.49(1)†	Letter Agreement, dated October 1, 2004, between Allied World Assurance Company Holdings, Ltd and Michael Morrison
10	.50(5)†	Form of Indemnification Agreement
10	.51(6)†	Form of Employment Agreement
10	.52(3)	Addendum to Schedule B, effective as of September 25, 2006, to the Master Services Agreement by and between Allied World Assurance Company, Ltd and AIG Technologies, Inc.
10	.53(7)	Lease, dated November 29, 2006, by and between American International Company Limited and Allied World Assurance Company, Ltd
10	.54(8)†	Allied World Assurance Company (U.S.) Inc. Supplemental Executive Retirement Plan
10	.55(8)†	Separation and Release Agreement, dated as of December 31, 2006, between Allied World Assurance Company Holdings, Ltd and Jordan M. Gantz
10	.56(10)	Letter Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and AIG Technologies, Inc., terminating the Master Services Agreement by and between the parties effective as of December 18, 2006
21.1		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche, an independent registered public accounting firm
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Description

31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132507) of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 17, 2006, as amended, and declared effective by the SEC on July 11, 2006.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 1, 2006.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 14, 2006.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 7, 2006.

(5)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 7, 2006.

(6)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 6, 2006.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 1, 2006.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on January 5, 2007.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 21, 2007.

(10)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 2, 2007.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, Ltd

We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, Ltd and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, Ltd and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche

Hamilton, Bermuda
March 9, 2007

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED BALANCE SHEETS
as of December 31, 2006 and 2005
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2006	2005

ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2006: $5,188,379, 2005: $4,442,040)	$5,177,812	$4,390,457
Other invested assets available for sale, at fair value (cost: 2006: $245,657; 2005: $270,138)	262,557	296,990

Total Investments	5,440,369	4,687,447
Cash and cash equivalents	366,817	172,379
Restricted cash	138,223	41,788
Securities lending collateral	304,742	456,792
Insurance balances receivable	304,261	218,044
Prepaid reinsurance	159,719	140,599
Reinsurance recoverable	689,105	716,333
Accrued investment income	51,112	48,983
Deferred acquisition costs	100,326	94,557
Intangible assets	3,920	3,920
Balances receivable on sale of investments	16,545	3,633
Net deferred tax assets	5,094	3,802
Other assets	40,347	22,215

Total assets	$7,620,580	$6,610,492

LIABILITIES:
Reserve for losses and loss expenses	$3,636,997	$3,405,353
Unearned premiums	813,797	740,091
Unearned ceding commissions	23,914	27,465
Reinsurance balances payable	82,212	28,567
Securities lending payable	304,742	456,792
Senior notes	498,577	—
Long-term debt	—	500,000
Accounts payable and accrued liabilities	40,257	31,958

Total liabilities	$5,400,496	$5,190,226

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2006: 60,287,696 shares and 2005: 50,162,842 shares	1,809	1,505
Additional paid-in capital	1,822,607	1,488,860
Retained earnings (accumulated deficit)	389,204	(44,591)
Accumulated other comprehensive income (loss):
net unrealized gains (losses) on investments, net of tax	6,464	(25,508)

Total shareholders’ equity	2,220,084	1,420,266

Total liabilities and shareholders’ equity	$7,620,580	$6,610,492

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States dollars, except share and per share amounts)

	2006	2005	2004

REVENUES:
Gross premiums written	$1,659,025	$1,560,326	$1,707,992
Premiums ceded	(352,429)	(338,375)	(335,332)

Net premiums written	1,306,596	1,221,951	1,372,660
Change in unearned premiums	(54,586)	49,560	(47,203)

Net premiums earned	1,252,010	1,271,511	1,325,457
Net investment income	244,360	178,560	128,985
Net realized investment (losses) gains	(28,678)	(10,223)	10,791

	1,467,692	1,439,848	1,465,233

EXPENSES:
Net losses and loss expenses	739,133	1,344,600	1,013,354
Acquisition costs	141,488	143,427	170,874
General and administrative expenses	106,075	94,270	86,338
Interest expense	32,566	15,615	—
Foreign exchange loss (gain)	601	2,156	(326)

	1,019,863	1,600,068	1,270,240

Income (loss) before income taxes	447,829	(160,220)	194,993
Income tax expense (recovery)	4,991	(444)	(2,180)

NET INCOME (LOSS)	442,838	(159,776)	197,173

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the year net of applicable deferred income tax (expense) recovery 2006: ($342); 2005: $838; 2004: $79	3,294	(68,902)	(26,965)
Reclassification adjustment for net realized losses (gains) included in net income	28,678	10,223	(10,791)

Other comprehensive income (loss) net of tax	31,972	(58,679)	(37,756)

COMPREHENSIVE INCOME (LOSS)	$474,810	$(218,455)	$159,417

PER SHARE DATA
Basic earnings (loss) per share	$8.09	$(3.19)	$3.93
Diluted earnings (loss) per share	$7.75	$(3.19)	$3.83
Weighted average common shares outstanding	54,746,613	50,162,842	50,162,842
Weighted average common shares and common share equivalents outstanding	57,115,172	50,162,842	51,425,389

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States dollars)

			Accumulated	Retained
		Additional	Other	Earnings
	Share	Paid-in	Comprehensive	(Accumulated
	Capital	Capital	Income (Loss)	Deficit)	Total

December 31, 2003	1,505	1,488,860	70,927	417,812	1,979,104
Net income	—	—	—	197,173	197,173
Other comprehensive loss	—	—	(37,756)	—	(37,756)

December 31, 2004	1,505	1,488,860	33,171	614,985	2,138,521
Net loss	—	—	—	(159,776)	(159,776)
Dividends	—	—	—	(499,800)	(499,800)
Other comprehensive loss	—	—	(58,679)	—	(58,679)

December 31, 2005	1,505	1,488,860	(25,508)	(44,591)	1,420,266
Stock issuance in initial public offering	304	315,485	—	—	315,789
Net income	—	—	—	442,838	442,838
Stock compensation plans	—	18,262	—	—	18,262
Dividends	—	—	—	(9,043)	(9,043)
Other comprehensive income	—	—	31,972	—	31,972

December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States dollars)

	2006	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$442,838	$(159,776)	$197,173
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Net realized losses (gains) on sales of investments	4,800	10,223	(10,791)
Net realized losses for other-than-temporary impairment charges on investments	23,878	—	—
Amortization of premiums net of accrual of discounts on fixed maturities	11,981	38,957	49,989
Deferred income taxes	(1,111)	1,271	(2,790)
Stock compensation expense	10,805	3,079	2,561
Debt issuance expense	724	333	—
Amortization of discount and expenses on senior notes	168	—	—
Cash settlements on interest rate swaps	7,340	(2,107)	—
Mark to market on interest rate swaps	(6,896)	6,896	—
Insurance balances receivable	(86,217)	(8,835)	(42,511)
Prepaid reinsurance	(19,120)	4,427	(22,682)
Reinsurance recoverable	27,228	(457,162)	(165,328)
Accrued investment income	(2,129)	(9,550)	(8,382)
Deferred acquisition costs	(5,769)	8,428	6,015
Net deferred tax assets	(181)	630	(1,145)
Other assets	12,024	(766)	5,900
Reserve for losses and loss expenses	231,644	1,368,229	978,471
Unearned premiums	73,706	(55,247)	69,885
Unearned ceding commissions	(3,551)	(2,686)	7,082
Reinsurance balances payable	53,645	(25,899)	12,736
Accounts payable and accrued liabilities	15,757	12,327	(4,937)

Net cash provided by operating activities	791,564	732,772	1,071,246

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(5,663,168)	(3,891,935)	(3,565,350)
Purchases of other invested assets	(132,011)	(114,576)	(100,667)
Sales of fixed maturity investments	4,855,816	3,288,257	2,670,600
Sales of other invested assets	165,250	2,879	20,000
Purchases of fixed assets	(29,418)	(2,661)	(2,330)
Change in restricted cash	(96,435)	(31,714)	30,934

Net cash used in investing activities	(899,966)	(749,750)	(946,813)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(9,043)	(499,800)	—
Gross proceeds from initial public offering	344,080	—	—
Issuance costs paid on initial public offering	(28,291)	—	—
Proceeds from issuance of senior notes	498,535	—	—
(Repayment of) proceeds from long-term debt	(500,000)	500,000	—
Debt issuance costs paid	(3,250)	(1,021)	—

Net cash provided by (used in) financing activities	302,031	(821)	—

Effect of exchange rate changes on foreign currency cash	809	(560)	252

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194,438	(18,359)	124,685
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	172,379	190,738	66,053

CASH AND CASH EQUIVALENTS, END OF YEAR	$366,817	$172,379	$190,738

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$707	$313	$4,537
— Cash paid for interest expense	15,495	15,399	—
— Change in balance receivable on sale of investments	(12,912)	(3,633)	6,932
— Change in balance payable on purchase of investments	—	—	(2,101)

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On November 13, 2001, Holdings completed the incorporation of Allied World Assurance Company, Ltd (“AWAC”) under the laws of Bermuda. AWAC began operations on November 21, 2001 as a registered Class 4 Bermuda insurance and reinsurance company and is subject to regulation and supervision in Bermuda under the Insurance Act 1978 of Bermuda and related regulations, as amended.

On July 18, 2003, Holdings, through its wholly-owned subsidiary Allied World Assurance Holdings (Ireland) Ltd, completed the incorporation of Allied World Assurance Company (Reinsurance) Limited (“AWAC Re”) under the laws of Ireland and received authorization to carry on reinsurance business in Ireland. AWAC Re established a branch in the United Kingdom, which has been regulated by the Financial Services Authority (the “FSA”) in the United Kingdom since August 2004. The European Union (“EU”) Reinsurance Directive (the “Directive”) was approved by the European Parliament in October 2005 and officially published in December 2005. The Directive forms part of the EU’s Financial Services Action Plan, which aims to create a single market in financial services in the EU. The Directive establishes a regulatory framework for reinsurance activities in the EU. Until now, no harmonized framework existed for reinsurance within the EU, and member states have been free to decide separately whether or not to regulate reinsurance. While each member state has two years to comply with the Directive, Ireland became the first EU member state to implement the Directive, in July 2006. The Directive requires that all reinsurance undertakings be authorized in their home member state and provides for a single “passport” system within Europe for reinsurers similar to that which currently applies to direct insurers. Although it is expected that under the Directive, licenses will be issued by the Irish Financial Services Regulatory Authority (the “Irish Financial Regulator”) in 2007, until AWAC Re is fully authorized by the Financial Regulator, AWAC Re and its branch will continue to be regulated by the FSA in the United Kingdom.

On September 25, 2002, Holdings, through its wholly-owned subsidiary Allied World Assurance Holdings (Ireland) Ltd, completed the incorporation of Allied World Assurance Company (Europe) Limited (“AWAC Europe”) under the laws of Ireland. AWAC Europe is regulated by the Irish Financial Regulator and operates on a freedom of services basis in other member states of the EU. AWAC Europe has also established a branch in the United Kingdom.

On July 15, 2002, Holdings, through its wholly-owned subsidiary Allied World Assurance Holdings (Ireland) Ltd, completed the acquisition of Newmarket Underwriters Insurance Company (“NUIC”) and Commercial Underwriters Insurance Company (“CUIC”) from Swiss Reinsurance American Corporation. The two companies are authorized to write excess and surplus lines insurance in 50 states of the United States of America and licensed to write on an admitted basis in 15 states.

These purchases of 100% of the voting stock of the two companies have been accounted for under the purchase method of accounting. No goodwill arose on the purchase of NUIC and CUIC as they were bought for a price of $65,394 that was equal to the fair value of their assets (fixed income securities $61,170, cash $304, and licenses $3,920) at the time of purchase. NUIC and CUIC had no liabilities at the time of purchase as all liabilities existing prior to the purchase were assumed by the sellers. After the acquisition, CUIC changed its name to Allied World Assurance Company (U.S.) Inc.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

1.	GENERAL — (continued)

2006. All share and per share amounts related to common shares, warrants, options and restricted stock units (“RSUs”) included in these consolidated financial statements and footnotes have been restated to reflect the reverse stock split. The reverse stock split has been retroactively applied to the Company’s consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:

•	The premium estimates for certain reinsurance agreements;

•	Recoverability of deferred acquisition costs;

•	The reserve for outstanding losses and loss expenses;

•	Valuation of ceded reinsurance recoverables; and

•	Determination of other-than-temporary impairment of investments.

Intercompany accounts and transactions have been eliminated on consolidation, and all entities meeting consolidation requirements have been included in the consolidation. Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

The significant accounting policies are as follows:

a)  Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of the policy. For certain types of business written by the Company, notably reinsurance, premium income may not be known at the policy inception date. In the case of proportional treaties assumed by the Company, the underwriter makes an estimate of premium income at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Premiums resulting from such adjustments are estimated and accrued based on available information. Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of the policy to reflect the risk assumed by the Company.

Premiums are earned over the period of policy coverage in proportion to the risks to which they relate. Premiums relating to the unexpired periods of coverage are carried in the consolidated balance sheet as unearned premiums.

Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are calculated in accordance with the contract terms, and earned in the same period as the loss event that gives rise to the reinstatement premium.

Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are incurred in the acquisition of new and renewal business and are expensed as the premiums to which they relate are earned. Acquisition costs relating to the reserve for unearned premiums are deferred and carried on the balance sheet as an

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

a)  Premiums and Acquisition Costs — (continued)

asset, and are amortized over the life of the policy. Anticipated losses and loss expenses, other costs and investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses, which may exceed the related unearned premiums.

b)  Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves (“OSLR”, also known as “case reserves”) and reserves for losses incurred but not reported (“IBNR”). OSLR relate to known claims and represent management’s best estimate of the likely loss settlement. Thus, there is a significant amount of estimation involved in determining the likely loss settlement. IBNR reserves require substantial judgment since they relate to unreported events that, based on reported and industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to the Company. IBNR also includes a provision for the development of losses that are known to have occurred, but for which a specific amount has not yet been reported. IBNR may also include a provision for estimated development of known case reserves.

The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. The Company’s actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves. The adequacy of the reserves is re-evaluated quarterly by the Company’s actuaries. At the completion of each quarterly review of the reserves, a reserve analysis is written and reviewed with the Company’s loss reserve committee. This committee determines management’s best estimate for loss and loss expense reserves based upon the reserve analysis.

While management believes that the reserves for OSLR and IBNR are sufficient to cover losses assumed by the Company there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company records any changes in its loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined.

c)  Reinsurance

In the ordinary course of business, the Company uses both treaty and facultative reinsurance to minimize its net loss exposure to any one catastrophic loss event or to an accumulation of losses from a number of smaller events. Reinsurance premiums ceded are expensed, and any commissions recorded thereon are earned over the period the reinsurance coverage is provided in proportion to the risks to which they relate. Prepaid reinsurance and reinsurance recoverable include the balances due from those reinsurance companies under the terms of the Company’s reinsurance agreements for ceded unearned premiums, paid and unpaid losses and loss reserves. Amounts recoverable from reinsurers are estimated in a manner consistent with the estimated claim liability associated with the reinsured policy.

The Company determines the portion of the IBNR liability that will be recoverable under its reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and, accordingly, is subject to the same uncertainties as the estimate of IBNR.

The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements, and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

c)  Reinsurance — (continued)

concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2006 and 2005, as the Company believes that all reinsurance balances will be recovered.

d)  Investments

Fixed maturity investments are classified as available for sale and carried at fair value, based on quoted market prices, with the difference between amortized cost and fair value, net of the effect of taxes, included as a separate component of accumulated other comprehensive income.

Other invested assets available for sale include the Company’s holdings in three hedge funds and a global high-yield bond fund, which are carried at fair value based on quoted market price or net asset values provided by their respective fund managers. The difference between cost and fair value is included, net of tax, as a separate component of accumulated other comprehensive income.

Also included in other invested assets available for sale are the investments held by a hedge fund in which AWAC is the sole investor. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), this hedge fund has been fully consolidated within the Company’s results. The hedge fund is a fund of hedge funds and as such, investments held by the fund are carried at fair value based on quoted market price or net asset values as provided by the respective hedge fund managers. The difference between cost and fair value is included as a separate component of accumulated other comprehensive income.

The Company has in the past utilized financial futures contracts for the purpose of managing investment portfolio duration. Futures contracts are not recognized as assets or liabilities as they settle daily. The daily changes in the market value of futures have been included in net realized gains or losses on investments.

Investments are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments, using the effective yield method. Realized gains and losses on the disposition of investments, which are based upon specific identification of the cost of investments, are reflected in the consolidated statements of operations. For mortgage backed and asset backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis. Revised prepayment assumptions are applied to securities on a retrospective basis to the date of acquisition. The cumulative adjustments to amortized cost required due to these changes in effective yields and maturities are recognized in investment income in the same period as the revision of the assumptions.

The Company regularly reviews the carrying value of its investments to determine if a decline in value is considered other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then the Company records a realized loss in the statement of operations in the period that it is determined.

e)  Translation of Foreign Currencies

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. Foreign currency revenues and expenses are translated at the average exchange rates prevailing during the period. Exchange gains and losses, including those arising from

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

e)  Translation of Foreign Currencies — (continued)

forward exchange contracts, are included in the determination of net income. The Company’s functional currency and that of its operating subsidiaries is the U.S. dollar, since it is the single largest currency in which the Company transacts its business and holds its invested assets.

f)  Cash and Cash Equivalents

Cash and cash equivalents include amounts held in banks, time deposits, commercial paper and U.S. Treasury Bills with maturities of less than three months from the date of purchase.

g)  Income Taxes

Certain subsidiaries of the Company operate in jurisdictions where they are subject to income taxation. Current and deferred income taxes are charged or credited to operations, or “accumulated other comprehensive income” in certain cases, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes payable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns.

h)  Employee Stock Option Compensation Plan

The Company accounts for stock option compensation in accordance with the revised Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Share Based Payment” (“FAS 123(R)”). FAS 123(R) applies to Holdings’ employee stock option plan as the amount of Company shares received as compensation through the issuance of the stock options is determined by reference to the value of the shares. Compensation expense for stock options granted to employees is recorded on a straight-line basis over the option vesting period and is based on the fair value of the stock options on the grant date. The fair value of each stock option on the grant date is determined by using the Black-Scholes option-pricing model. The Company has adopted FAS 123(R) using the prospective method for the fiscal year beginning January 1, 2006.

The compensation expense recognized in prior years was based on the book value of the Company. At that time, the book value of the Company approximated its fair value, and as such, the expense would have been consistent had the fair value recognition provisions of FAS 123(R) been applied.

i)  Restricted Stock Units

The Company has granted RSUs to certain employees. These RSUs fully vest in either the fourth or fifth year from the date of the original grant, or pro-rata over four years from the date of grant. The Company accounts for the RSU compensation in accordance with FAS 123(R). The compensation expense for the RSUs is based on the market value per share of the Company on the grant date, and is recognized on a straight-line basis over the applicable vesting period. The compensation expense recognized in prior years was based on the book value of the Company. At that time, the book value of the Company approximated its fair value, and as such, the expense would have been consistent had the fair value recognition provisions of FAS 123(R) been applied.

j)  Long-Term Incentive Plan Awards

The Company implemented the Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance and vesting period. The Company accounts for the LTIP award compensation in accordance with FAS 123(R). The compensation expense for these

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

j)  Long-Term Incentive Plan Awards — (continued)

awards is based on the market value per share of the Company on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period.

k)  Intangible Assets

Intangible assets consist of insurance licenses with indefinite lives held by subsidiaries domiciled in the United States of America. In accordance with FAS No. 142 “Goodwill and Other Intangible Assets”, the Company does not amortize the licenses but evaluates and compares the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. If, as a result of the evaluation, the Company determines that the value of the licenses is impaired, then the value of the assets will be written-down in the period in which the determination of the impairment is made. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the value of these licenses.

l)  Derivative Instruments

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

The Company uses currency forward contracts to manage currency exposure. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than the aforementioned ones, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. In accordance with FAS 133, these currency forward contracts are not designated as hedges, and accordingly are carried at fair value on the consolidated balance sheets as a part of other assets or accrued liabilities, with the corresponding realized and unrealized gains and losses included in realized gains and losses in the consolidated statements of operations.

The Company had entered into interest rate swaps in order to reduce the impact of fluctuating interest rates on its seven-year credit agreement and related overall cost of borrowing. The interest rate swap agreements involved the periodic exchange of fixed interest payments against floating interest rate payments without the exchange of the notional principal amount upon which the payments are based. In accordance with FAS 133, based on the terms of the swaps and the loan facility, these interest rate swaps were not designated as hedges. The swaps were carried at fair value on the consolidated balance sheets included in other assets or accrued liabilities, with the corresponding changes in fair value included in the realized gains and losses in the consolidated statements of operations. Net payments made or received under the swap agreements are included in net realized investment losses or gains in the consolidated statements of operations. These interest rate swaps were no longer needed once the credit agreement was fully repaid in July 2006.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

l)  Derivative Instruments — (continued)

Since the derivatives held are not designated as hedges under FAS 133 and form a part of operations, all cash receipts or payments and any changes in the derivative asset or liability are recorded as cash flows from operations, rather than as a financing activity.

m)  Securities Lending

The Company has initiated a securities lending program whereby the Company’s securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities, and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The collateral may not decrease below 100% of the market value of the loaned securities before additional collateral is required.

In accordance with FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), since the Company maintains effective control of the securities it lends, a financial-components approach has been adopted in the accounting treatment of the program. The securities on loan remain included in fixed maturity investments available for sale on the consolidated balance sheets. The collateral received under the program is included in the assets on the consolidated balance sheets as securities lending collateral. The offset to this asset is a corresponding liability (securities lending payable) representing the amount of collateral to be returned once securities are no longer on loan. Income earned under the program is included in investment income in the consolidated statements of operations.

n)  Earnings Per Share

Basic earnings per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net income available to common shareholders divided by the weighted average number of common and common share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities, including share warrants, employee stock options, LTIP awards and RSUs. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

o)  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the interpretation. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company has determined that FIN 48 will not have a material impact upon its adoption in 2007.

In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

o)  New Accounting Pronouncements — (continued)

value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has determined that FAS 157 will not have a material impact on its financial statements upon its adoption for the fiscal year beginning January 1, 2008.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 has been issued to address and eliminate the diversity in practice of how companies quantify financial statement misstatements and the potential under previous practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance and establishes an approach that requires dual quantification of financial statement misstatements based on the effects of the misstatement on the income statement, balance sheet and other disclosures. SAB 108 permits companies to initially apply its provisions by either retroactively adjusting prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted SAB 108 and has made no related adjustments.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at a specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of FAS 159 and its potential impact on future financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

3.	INVESTMENTS

a)  Fixed Maturity Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturity investments available for sale by category as of December 31, 2006 and 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2006
U.S. Government and Government agencies	$1,704,911	$4,747	$(9,606)	$1,700,052
Non U.S. Government and Government agencies	93,741	4,209	(630)	97,320
Corporate	1,322,893	2,884	(7,641)	1,318,136
Mortgage backed	1,828,526	5,745	(10,364)	1,823,907
Asset backed	238,308	545	(456)	238,397

	$5,188,379	$18,130	$(28,697)	$5,177,812

December 31, 2005
U.S. Government and Government agencies	$2,351,081	$164	$(42,843)	$2,308,402
Non U.S. Government and Government agencies	80,359	5,583	(1,955)	83,987
Corporate	945,882	556	(10,673)	935,765
Mortgage backed	847,339	3,737	(4,969)	846,107
Asset backed	217,379	57	(1,240)	216,196

	$4,442,040	$10,097	$(61,680)	$4,390,457

b)  Contractual Maturity Dates

The contractual maturity dates of fixed maturity investments available for sale as of December 31, 2006 are as follows:

	Amortized Cost	Fair Value

December 31, 2006
Due within one year	$147,161	$146,579
Due after one year through five years	2,468,018	2,461,656
Due after five years through ten years	335,364	335,317
Due after ten years	171,002	171,956
Mortgage backed	1,828,526	1,823,907
Asset backed	238,308	238,397

	$5,188,379	$5,177,812

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

3.	INVESTMENTS — (continued)

c)  Other Invested Assets

The cost and fair value of other invested assets available for sale as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Cost	Fair Value	Cost	Fair Value

Global High Yield Fund	$27,707	$33,031	$63,024	$81,926
Hedge Funds	217,950	229,526	207,114	215,064

	$245,657	$262,557	$270,138	$296,990

As of December 31, 2006 and 2005, the investment in hedge funds consisted of investments in four different hedge funds.

The Goldman Sachs Global Alpha Hedge Fund PLC had a cost of $57,495 and $53,805 and a fair value of $52,350 and $57,825 as of December 31, 2006 and 2005, respectively. The fund is a fund of hedge funds with an investment objective that seeks attractive long-term, risk-adjusted returns across a variety of market environments with volatility and correlations that are lower than those of the broad equity markets. The fund allows for quarterly liquidity with a 45 day notification period.

The Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd. had a cost of $45,493 and $45,316 and a fair value of $44,638 and $45,461 as of December 31, 2006 and 2005, respectively. The fund is a direct hedge fund with an investment objective that seeks attractive total returns through both capital appreciation and current return from a portfolio of investments mainly in foreign currencies, publicly traded securities and derivative instruments, primarily in the fixed income and currency markets. It allows for monthly liquidity with a 15 day notification period.

The AIG Select Hedge Fund had a cost of $56,588 and $56,588 and a fair value of $63,527 and $57,147 as of December 31, 2006 and 2005, respectively. This hedge fund is a fund of hedge funds with an investment objective that seeks attractive long-term, risk-adjusted absolute returns in a variety of capital market conditions. There is at least a three business days notice prior to the last day of the month required for any redemption of shares of the fund at the end of the following month.

AWAC is the sole investor in the Goldman Sachs Mutli-Strategy Portfolio VI, Ltd. (the “Portfolio VI Fund”), and as such, the Portfolio VI Fund has been fully consolidated into the results of the Company. Included in other invested assets are the investments held by this fund, at a cost of $58,374 and $51,405 and a fair value of $69,012 and $54,631 as of December 31, 2006 and 2005, respectively. This hedge fund is a fund of hedge funds with an investment objective that seeks attractive long-term, risk-adjusted absolute returns in U.S. dollars with volatility lower than, and minimal correlation to, the broad equity markets. There is no specific notice period required for liquidity, however such liquidity is dependent upon any lock-up periods of the underlying funds’ investments. As of December 31, 2006 and 2005, none and 4.3% of the fund’s assets, respectively, were invested in underlying funds with a lock up period of greater than one year.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

3.	INVESTMENTS — (continued)

d)  Net Investment Income

	2006	2005	2004

Fixed maturities and other investments	$221,847	$157,209	$124,604
Other invested assets	11,307	18,995	5,666
Cash and cash equivalents	16,169	6,726	2,450
Expenses	(4,963)	(4,370)	(3,735)

Net investment income	$244,360	$178,560	$128,985

e)  Components of Realized Gains and Losses

The proceeds from sales of available for sale securities for the years ended December 31, 2006, 2005, and 2004 were $5,021,066, $3,291,136 and $2,690,600, respectively. Components of realized gains and losses for the years ended December 31, 2006, 2005 and 2004 are summarized in the following table:

	2006	2005	2004

Gross realized gains	$31,030	$8,458	$18,406
Gross realized losses	(60,152)	(23,470)	(5,164)
Realized gains on interest rate swaps	7,340	(2,107)	—
Unrealized loss on interest rate swaps	(6,896)	6,896	—
Net losses on futures contracts	—	—	(2,451)

Net realized investment (losses) gains	$(28,678)	$(10,223)	$10,791

The net losses on futures contracts represent the daily cash flows from futures contracts used for managing investment portfolio duration. In the third quarter of 2004, the Company discontinued the use of such futures contracts.

f)  Pledged Assets

As of December 31, 2006 and 2005, $82,443 and $79,324, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $614,648 and $604,414 as of December 31, 2006 and 2005, respectively, and are included in fixed maturity investments.

The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The combined capacity of these facilities is $900,000 and $900,000 as of December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005 letters of credit amounting to $832,263 and $740,735, respectively, were issued and outstanding under these facilities, and were collateralized with investments with a fair value totaling $993,930 and $852,116, respectively.

The fair market value of the combined total cash and cash equivalents and investments held under trust were $1,691,021 and $1,535,854 as of December 31, 2006 and 2005, respectively.

g)  Change in Unrealized Gains and Losses

	2006	2005	2004

Net change in unrealized gains and losses net of taxes	$31,972	$(58,679)	$(37,756)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

3.	INVESTMENTS — (continued)

h)  Analysis of Unrealized Losses

The Company’s primary investment objective is the preservation of capital. Although the Company has been successful in meeting this objective, normal economic shifts in interest and credit spreads affecting valuation can temporarily place some investments in an unrealized loss position.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:

	2006		2005
	Gross	Unrealized	Gross	Unrealized
	Fair Value	Losses	Fair Value	Losses

Less than 12 months
U.S. Government and Government agencies	$381,989	$(2,961)	$1,667,847	$(28,283)
Non U.S. Government and Government agencies	51,330	(620)	54,235	(1,954)
Corporate	545,902	(3,115)	488,175	(5,593)
Mortgage backed	856,533	(6,243)	609,000	(4,415)
Asset backed	—	—	102,103	(392)

	$1,835,754	$(12,939)	$2,921,360	$(40,637)

More than 12 months
U.S. Government and Government agencies	$338,072	$(6,645)	$533,204	$(14,561)
Non U.S. Government and Government agencies	515	(9)	—	—
Corporate	316,526	(4,527)	209,944	(5,081)
Mortgage backed	389,761	(4,121)	28,274	(553)
Asset backed	107,049	(456)	73,346	(848)

	$1,151,923	$(15,758)	$844,768	$(21,043)

	$2,987,677	$(28,697)	$3,766,128	$(61,680)

The Company regularly reviews the carrying value of its investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value, (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value of an investment is determined to be other than temporary, then the Company records a realized loss in the statement of operations in the period that it is determined, and the carrying cost basis of that investment is reduced.

As of December 31, 2006 and 2005, there were approximately 301 and 275 securities, respectively, in an unrealized loss position. The unrealized losses from the securities held in the Company’s investment portfolio were primarily the result of rising interest rates. As a result of the Company’s continued review of the securities in its investment portfolio throughout the year, 47 securities were considered to be other-than-temporarily impaired for the year ended December 31, 2006. Consequently, the Company recorded an other-than-temporary impairment

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

3.	INVESTMENTS — (continued)

h)  Analysis of Unrealized Losses — (continued)

charge, within net realized investment losses on the consolidated statement of operations, of $23,878 for the year ended December 31, 2006. There were no similar charges recognized in 2005.

i)  Securities Lending

In January 2005, the Company initiated a securities lending program whereby the Company’s securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities, and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is initially required at a minimum rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The collateral may not decrease below 100% of the market value of the loaned securities before additional collateral is required. The Company had $298,321 and $449,037 on loan at December 31, 2006 and 2005, respectively, with collateral held against such loaned securities amounting to $304,742 and $456,792, respectively.

4.	RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	2006	2005

OSLR	$935,214	$921,117
IBNR	2,701,783	2,484,236

Reserve for losses and loss expenses	$3,636,997	$3,405,353

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

4.	RESERVE FOR LOSSES AND LOSS EXPENSES — (continued)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2006, 2005 and 2004. Losses incurred and paid are reflected net of reinsurance recoveries.

	2006	2005	2004

Gross liability at beginning of year	$3,405,353	$2,037,124	$1,058,653
Reinsurance recoverable at beginning of year	(716,333)	(259,171)	(93,843)

Net liability at beginning of year	2,689,020	1,777,953	964,810

Net losses incurred related to:
Current year	849,850	1,393,685	1,092,789
Prior years	(110,717)	(49,085)	(79,435)

Total incurred	739,133	1,344,600	1,013,354

Net paid losses related to:
Current year	27,748	125,018	69,186
Prior years	455,079	305,082	133,287

Total paid	482,827	430,100	202,473

Foreign exchange revaluation	2,566	(3,433)	2,262
Net liability at end of year	2,947,892	2,689,020	1,777,953
Reinsurance recoverable at end of year	689,105	716,333	259,171

Gross liability at end of year	$3,636,997	$3,405,353	$2,037,124

The favorable development in net losses incurred related to prior years was primarily due to actual loss emergence in the non-casualty lines and the casualty claims-made lines being lower than the initial expected loss emergence. The majority of this development related to the casualty segment mainly in relation to continued low loss emergence on 2002 through 2004 accident year business. A lesser portion of the development was recognized in the property segment due primarily to favorable loss emergence on 2004 accident year general property and energy business as well as 2005 accident year general property business. The reinsurance segment added to the favorable development relating to catastrophe and certain workers compensation catastrophe business. While the Company has experienced favorable development in its insurance and reinsurance lines, there is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. It is not appropriate to extrapolate future redundancies based on prior years’ development. The methodology of estimating loss reserves is periodically reviewed to ensure that the key assumptions used in the actuarial models continue to be appropriate.

The foreign exchange revaluation is the result of movement in OSLR reserves that are reported in foreign currencies and translated into U.S. dollars. IBNR reserves are recorded in U.S. dollars so there is no foreign exchange revaluation.

5.	CEDED REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

5.	CEDED REINSURANCE — (continued)

December 31, 2006 its reinsurers are able to meet, and will meet, all of their obligations under the agreements. The amount of reinsurance recoverable is as follows:

	2006	2005

OSLR recoverable	$303,945	$256,404
IBNR recoverable	385,160	459,929

Reinsurance recoverable	$689,105	$716,333

The Company purchases both facultative and treaty reinsurance. For facultative reinsurance, the amount of reinsurance recoverable on paid losses as of December 31, 2006 and 2005 was $3,726 and $4,729, respectively. For treaty reinsurance, the right of offset between losses and premiums exists within the treaties. As a result, the net balance of reinsurance recoverable from or payable to the reinsured has been included in insurance balances receivable or reinsurance balances payable, respectively, on the consolidated balance sheets. The amounts representing the reinsurance recoverable on paid losses included in these balances as of December 31, 2006 and 2005 were $43,966 and $39,770, respectively.

Direct, assumed and ceded net premiums written and earned, and losses and loss expenses incurred for the years ended December 31, 2006, 2005 and 2004 are as follows:

			Losses and
	Premiums	Premiums	Loss
	Written	Earned	Expenses

December 31, 2006
Direct	$1,086,290	$1,051,317	$699,528
Assumed	572,735	533,089	284,368
Ceded	(352,429)	(332,396)	(244,763)

	$1,306,596	$1,252,010	$739,133

December 31, 2005
Direct	$1,045,954	$1,130,020	$1,370,816
Assumed	514,372	485,733	575,905
Ceded	(338,375)	(344,242)	(602,121)

	$1,221,951	$1,271,511	$1,344,600

December 31, 2004
Direct	$1,300,077	$1,275,346	$956,173
Assumed	407,915	362,760	257,278
Ceded	(335,332)	(312,649)	(200,097)

	$1,372,660	$1,325,457	$1,013,354

Of the premiums ceded during the years ended December 31, 2006, 2005 and 2004, approximately 40%, 46% and 44%, respectively, were ceded to two reinsurers.

6.	DEBT AND FINANCING ARRANGEMENTS

On March 30, 2005, the Company entered into a seven-year credit agreement with the Bank of America, N.A. and a syndicate of commercial banks. The total borrowing under this facility was $500,000 at a floating rate of the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

6.	DEBT AND FINANCING ARRANGEMENTS — (continued)

appropriate LIBOR rate as periodically agreed to by the Company and the Lenders, plus an applicable margin based on the Company’s financial strength rating from A.M. Best Company, Inc. Included in interest expense in the consolidated statement of operations and comprehensive income is the interest expense for this facility in the amount of $15,425 and $15,469, and related loan arrangement fee expense of $724 and $146 for the years ended December 31, 2006 and 2005, respectively.

In July 2006, in accordance with the terms of this credit agreement, $157,925 of the net proceeds from the IPO and the exercise of the underwriters’ over-allotment option were used to pre-pay a portion of the outstanding principal.

On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.707% of their principal amount, providing an effective yield to investors of 7.542%. The Company used a portion of the proceeds from the Senior Notes to repay the remaining amount of the credit agreement described above as well as to provide additional capital to its subsidiaries and for other general corporate purposes. As of December 31, 2006, the fair value of the Senior Notes as published by Bloomberg L.P. was 108.533% of their principal amount, providing an effective yield of 6.300%. Included in interest expense in the consolidated statement of operations and comprehensive income for the year ended December 31, 2006, is the interest expense of $16,250, the amortization of the discount in the amount of $41, and the amortization of offering costs amounting to $126. Interest payable on the Senior Notes at December 31, 2006 was $16,250 and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the notes prior to maturity. The Senior Notes contain certain covenants that include (i) limitation on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets.

Events of default include (i) the default in the payment of any interest or principal on any outstanding notes, and the continuance of such default for a period of 30 days; (ii) the default in the performance, or breach, of any of the covenants in the indenture (other than a covenant added solely for the benefit of another series of debt securities) and continuance of such default or breach for a period of 60 days after the Company has received written notice specifying such default or breach; and (iii) certain events of bankruptcy, insolvency or reorganization. Where an event of default occurs and is continuing, either the trustee of the Senior Notes or the holders of not less than 25% in principal amount of the Senior Notes may have the right to declare that all unpaid principal amounts and accrued interest then outstanding be due and payable immediately.

7.	TAXATION

Under current Bermuda law, Holdings and its Bermuda domiciled subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Holdings and AWAC have received an assurance from the Minister of Finance of Bermuda under The Exempted Undertakings Tax Protection Act 1966 of Bermuda that in the event of any such taxes being imposed, Holdings and AWAC will be exempted until 2016. Certain subsidiaries of Holdings operate in, and are subject to taxation by, other jurisdictions. The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

7.	TAXATION — (continued)

Income tax expense (recovery) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Current income tax expense (recovery)	$6,102	$(1,715)	$610
Deferred income tax (recovery) expense	(1,111)	1,271	(2,790)

Income tax expense (recovery)	$4,991	$(444)	$(2,180)

The current income tax asset has been included in other assets on the consolidated balance sheets. The total income tax balances included on the balance sheet as at December 31, 2006 and 2005 are as follows:

	2006	2005

Current income tax asset	$46	$4,714
Net deferred tax assets	5,094	3,802

	$5,140	$8,516

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets as of December 31, 2006 and 2005 are as follows:

	2006	2005

Unearned premium	$961	$761
Unrealized depreciation and timing difference on investments	562	904
Realized gains	686	379
Reserve for losses and loss expenses	3,470	3,465
Unrealized translation	(605)	(1,856)
Other deferred tax assets	20	149

	$5,094	$3,802

Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized.

The actual income tax rate for the years ended December 31, 2006, 2005 and 2004, differed from the amount computed by applying the effective rate of 0% under the Bermuda law to income before income taxes as a result of the following:

	2006	2005	2004

Income (loss) before taxes	$447,829	$(160,220)	$194,993
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	1.1%	0.9%	(1.1)%
Statutory adjustments	0.0%	(1.5)%	(0.1)%
Disallowed expenses and capital allowances	0.0%	0.0%	0.1%
Prior year refunds and adjustments	(0.1)%	0.9%	(0.1)%
Other	0.1%	0.0%	0.1%

Effective tax rate	1.1%	0.3%	(1.1)%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

8.	SHAREHOLDERS’ EQUITY

a)  Authorized Shares

The authorized share capital of the Company as at December 31, 2006 and 2005 was $10,000. The issued share capital consists of the following:

	2006	2005

Common shares issued and fully paid, par value $0.03 per share	60,287,696	50,162,842

Share capital at end of year	$1,809	$1,505

As of December 31, 2006, there were outstanding 30,720,131 voting common shares and 29,567,565 non-voting common shares.

In connection with the IPO, a 1-for-3 reverse stock split of the Company’s common shares was consummated on July 7, 2006. All share and per share amounts related to common shares have been restated to reflect the reverse stock split.

b)  Share Warrants

In conjunction with the private placement offering at the formation of the Company, the Company granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of shareholders to dispose of their shares.

c)  Dividends

In March 2005 the Company declared a cash dividend to common shareholders totaling $499,800. On November 8, 2006, the Company declared a quarterly dividend of $0.15 per common share payable on December 21, 2006 to the shareholders of record on December 5, 2006. As of December 31, 2006, all dividends have been paid to shareholders of record.

9.	EMPLOYEE BENEFIT PLANS

a)  Employee Stock Option Plan

In 2001, the Company implemented the Allied World Assurance Holdings, Ltd 2001 Employee Warrant Plan, which, after Holdings’ special general meeting of shareholders on June 9, 2006 and its IPO on July 11, 2006, was amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). The Plan was converted into a stock option plan as part of the IPO and the warrants that were previously granted thereunder were converted to options and remain outstanding with the same exercise price and vesting period. Under the Plan, up to 2,000,000 common shares of Holdings may be issued. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. During the period from November 13, 2001 to December 31, 2002, the exercise price of the options issued was $24.27 per share, after giving effect to the extraordinary dividend described below. The exercise prices of options issued subsequent to December 31, 2002 and prior to the IPO were based on the per share book value of the Company. In accordance with the Plan, the exercise prices of the options issued prior to the declaration of the extraordinary dividend in March 2005 were reduced by the per share value of the dividend declared. The exercise price of options issued subsequent to the IPO are determined by the compensation committee

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

9.	EMPLOYEE BENEFIT PLANS — (continued)

a)  Employee Stock Option Plan — (continued)

of the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	2006	2005	2004

Outstanding at beginning of year	1,036,322	788,162	697,827
Granted	179,328	255,993	91,668
Exercised	(10,118)	—	—
Forfeited	(9,542)	(7,833)	(1,333)

Outstanding at end of year	1,195,990	1,036,322	788,162

Weighted average exercise price per option	$27.59	$27.26	$35.90

The following table summarizes the exercise prices for outstanding employee stock options as of December 31, 2006.

		Weighted Average
	Options	Remaining	Options
Exercise Price Range	Outstanding	Contractual Life	Exercisable

$23.61 - $26.94	554,584	5.42 years	529,442
$28.08 - $31.47	428,661	8.14 years	154,584
$31.77 - $35.01	206,745	8.16 years	49,965
$41.00	6,000	9.86 years	—

	1,195,990		733,991

Prior to the second quarter of 2006, the calculation of the compensation expense associated with the options had been made by reference to the book value per share of the Company as of the end of each period, and was deemed to be the difference between such book value per share and the exercise price of the individual options. The book value of the Company approximated its fair value. The use of a fair value other than the book value was first implemented for the period ended June 30, 2006. The fair value of each option granted was determined at June 30, 2006 using the Black-Scholes option-pricing model. Although the IPO was subsequent to June 30, 2006, the best estimate of the fair value of the common shares at that time was the IPO price of $34.00 per share. This amount was used in the model for June 30, 2006, and the Plan was accounted for as a “liability plan” in accordance with FAS 123(R). The compensation expense recorded for the period ending June 30, 2006 included a one-time expense of $2,582, which was the difference between the fair value of the options on June 30, 2006 using the Black-Scholes option-pricing model and the amount previously expensed.

The combined amendment to the Plan and the IPO of the Company constituted a “modification” to the Plan in accordance with FAS 123(R). Accordingly, the options outstanding at the time of the IPO were revalued using the Black-Scholes option-pricing model. The amendments to the Plan qualifies it as an “equity plan” in accordance with FAS 123(R) and as such, current liabilities have been, and future compensation expenses will be, included in additional paid-in capital on the consolidated balance sheets.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

9.	EMPLOYEE BENEFIT PLANS — (continued)

a)  Employee Stock Option Plan — (continued)

Assumptions used in the option-pricing model for the options revalued at the time of the IPO, and for those issued subsequent to the IPO are as follows:

	Options revalued		Options granted
	at the time of		after the IPO and
	the IPO on		prior to
	July 11, 2006		December 31, 2006

Expected term of option	6.25	years	6.25	years
Weighted average risk-free interest rate	5.11%		4.64%
Weighted average expected volatility	23.44%		23.68%
Dividend yield	1.50%		1.50%

There is limited historical data available for the Company to base the expected term of the options. As these options are considered to have standard characteristics, the Company has used the simplified method to determine expected life as set forth in the SEC’s Staff Accounting Bulletin 107. Likewise, as the Company recently became a public company in July 2006, there is limited historical data available to it on which to base the volatility of its stock. As such, the Company used the average of five volatility statistics from comparable companies in order to derive the volatility values above. The Company has also assumed a 0% forfeiture rate in determining the compensation expense. This assumption implies that all outstanding options are expected to fully vest over the vesting periods.

Compensation costs of $3,164, $2,373 and $1,995 relating to the options have been included in general and administrative expenses in the Company’s consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company recorded in additional paid-in capital on the consolidated balance sheets an amount of $9,349 in connection with all options granted. This amount includes a one-time adjustment of $6,185 to re-class the Plan as an “equity plan” in accordance with FAS 123(R). As of December 31, 2005, the Company had recorded in accounts payable and accrued liabilities on the consolidated balance sheets an amount of $6,185 in connection with all options granted to its employees.

As of December 31, 2006, there was remaining $4,088 of total unrecognized compensation costs related to non-vested options granted under the Plan. These costs are expected to be recognized over a weighted-average period of 1.93 years. The total intrinsic value for options exercised during the year ended December 31, 2006 was $141. There were no options exercised during the year ended December 31, 2005. The total intrinsic value for options vested at December 31, 2006 was $12,962.

b)  Stock Incentive Plan

On February 19, 2004, the Company implemented the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan which, after Holdings’ special general meeting of shareholders on June 9, 2006 and the IPO on July 11, 2006, was amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, RSUs, dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date only RSUs have been granted. These RSUs generally vest in the fourth or fifth year from the original grant date, or pro-rata over four years from the date of the grant.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

9.	EMPLOYEE BENEFIT PLANS — (continued)

b)  Stock Incentive Plan — (continued)

	2006	2005	2004

Outstanding RSUs at beginning of year	127,163	90,833	—
RSUs granted	586,708	36,330	90,833
RSUs fully vested	(1,666)	—	—
RSUs forfeited	(7,833)	—	—

Outstanding RSUs at end of year	704,372	127,163	90,833

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

Compensation costs of $3,759, $706 and $566 relating to the issuance of the RSUs have been recognized in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively. The determination of the RSU expenses for 2005 and 2004 were based on the Company’s book value per share at December 31, 2005 and 2004, respectively, which approximated fair value. The RSUs vested in 2006 had a value of $71 at the time of vesting, based on a market value per share of $42.35.

As of December 31, 2006, the Company recorded $5,031 in additional paid-in capital on the consolidated balance sheets in connection with the RSUs awarded. As of December 31, 2005, the Company had recorded in accounts payable and accrued liabilities on the consolidated balance sheets an amount of $1,273 in connection with the RSUs awarded. As of December 31, 2006, there was remaining $19,020 of total unrecognized compensation costs related to non-vested RSUs awarded. These costs are expected to be recognized over a weighted-average period of 3.5 years. Based on a December 31, 2006 market value of $43.63 per share, the outstanding RSUs had an intrinsic value of $30,732 as at December 31, 2006.

c)  Long-term Incentive Plan

On May 22, 2006, the Company implemented the LTIP, which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. As of December 31, 2006, 228,334 of these performance based equity awards have been granted, which will vest after the fiscal year ending December 31, 2008 in accordance with the terms and performance conditions of the LTIP.

2006

Outstanding LTIP awards at beginning of year	—
LTIP awards granted	228,334
LTIP awards forfeited	—

Outstanding LTIP awards at end of year	228,334

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

9.	EMPLOYEE BENEFIT PLANS — (continued)

c)  Long-term Incentive Plan — (continued)

Compensation expense of $3,882 has been recognized in the Company’s consolidated financial statements for the year ended December 31, 2006. The compensation expense for the LTIP is based on the Company’s IPO price per share of $34.00. The LTIP is deemed to be an equity plan and as such, $3,882 has been included in additional paid-in capital on the consolidated balance sheets. As of December 31, 2006, there was remaining $7,763 of total unrecognized compensation costs related to non-vested LTIP awards. These costs are expected to be recognized over a period of two years. Based on a December 31, 2006 market value of $43.63 per share, the outstanding LTIP awards had an intrinsic value of $14,943 as at December 31, 2006.

In calculating the compensation expense, and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. The performance period for the LTIP awards issued to date is defined as the three consecutive fiscal-year period beginning January 1, 2006. The expense is recognized over the performance period.

d)  Pension Plans

Effective January 1, 2002, the Company adopted defined contribution retirement plans for its employees and officers. Pursuant to the employees’ plan, each participant can contribute 5% or more of their salary and the Company will contribute an amount equal to 5% of each participant’s salary. Officers are also eligible to participate in one of various supplementary retirement plans, in which each participant may contribute up to 25% of their annual base salary. The Company will contribute to the officer plans an amount equal to 10% of each officer’s annual base salary. Base salary is capped at $200 per year for pension purposes. The amount that an individual employee or officer can contribute may also be subject to any regulatory requirements relating to the country of which the individual is a citizen. The amounts funded and expensed during the years ended December 31, 2006, 2005 and 2004 were $2,864, $1,885 and $1,514, respectively.

10.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	2006	2005	2004

Basic earnings per share
Net income (loss)	$442,838	$(159,776)	$197,173
Weighted average common shares outstanding	54,746,613	50,162,842	50,162,842

Basic earnings (loss) per share	$8.09	$(3.19)	$3.93

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

10.	EARNINGS PER SHARE — (continued)

	2006	2005	2004

Diluted earnings per share
Net income (loss)	$442,838	$(159,776)	$197,173
Weighted average common shares outstanding	54,746,613	50,162,842	50,162,842
Share equivalents:
Options and warrants	1,630,501	—	1,209,564
Restricted stock units	438,370	—	52,983
LTIP awards	299,688	—	—

Weighted average common shares and common share equivalents outstanding — diluted	57,115,172	50,162,842	51,425,389

Diluted earnings (loss) per share	$7.75	$(3.19)	$3.83

No common share equivalents were included in calculating the diluted earnings per share for the year ended December 31, 2005 as there was a net loss for this year, and any additional shares would prove to be anti-dilutive. As a result, a total of 6,536,322 warrants and 127,163 RSUs have been excluded from this calculation.

11.	RELATED PARTY TRANSACTIONS

a)  Administrative Services

Since November 21, 2001, the Company has entered into administrative services agreements with various subsidiaries of American International Group, Inc. (“AIG”), a shareholder of the Company. Until December 31, 2005, the Company was provided with administrative services under these agreements for a fee based on the gross premiums written by the Company. Included in general and administrative expenses in the consolidated statements of operations and comprehensive income are expenses of $36,853 and $33,999 incurred for these services during the years ended December 31, 2005 and 2004, respectively. Effective December 31, 2005, the administrative services agreement covering Holdings and its Bermuda domiciled companies was terminated with an anticipated termination fee of $5,000. A final termination fee of $3,000 was agreed to and paid on April 25, 2006, and recorded in the second quarter of 2006. The amount was less than the $5,000 accrued and expensed for the year ended December 31, 2005. Accordingly, a reduction in the estimated expense in the amount of $2,000 is included in general and administrative expenses for the year ended December 31, 2006.

Effective January 1, 2006, the Company entered into short-duration administrative service agreements with these AIG subsidiaries that provided for a more limited range of services on either a cost-plus or a flat fee basis, depending on the agreement. Expenses of $3,405 were incurred for services under these agreements for the year ended December 31, 2006. Amounts payable to various AIG subsidiaries with respect to the administrative service agreements were $800 and $11,622 as of December 31, 2006 and 2005, respectively. The services no longer included as part of these agreements are provided internally through additional Company staff and infrastructure.

b)  Investment Management Services

The Company has entered into investment management agreements with affiliates of Goldman, Sachs & Co. (“Goldman Sachs”), a shareholder of the Company, pursuant to which Goldman Sachs provides investment advisory and management services. These investment management agreements may be terminated by either party

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

11.  RELATED PARTY TRANSACTIONS — (continued)

b)  Investment Management Services — (continued)

subject to specified notice requirements. The Company has agreed to pay fees to Goldman Sachs based on a percentage of the average month end market value of the total investment portfolio.

Expenses of $4,503, $3,958 and $3,351 were incurred for services provided by Goldman Sachs companies under these agreements during the years ended December 31, 2006, 2005 and 2004, respectively. Of these amounts, $1,339 and $1,889 were payable as of December 31, 2006 and 2005, respectively.

Goldman Sachs companies also provide management services for three of the four hedge fund investments, as well as the global high-yield bond fund held by the Company. Fees based on management and performance totaling $2,862, $6,849 and $579 were incurred for these services for the years ended December 31, 2006, 2005 and 2004, respectively.

The fourth hedge fund is managed by an indirect, wholly-owned subsidiary of AIG. Total expenses incurred for these services amounted to $948, $560 and $407 for the years ended December 31, 2006, 2005 and 2004, respectively.

c)  Investment Banking Services

Pursuant to the Placement Agency Agreement, dated October 25, 2001, among the Company and AIG, The Chubb Corporation and GS Capital Partners 2000, L.P., each being a shareholder of the Company, in the event that the Company determine to undertake any transaction in connection with which the Company will utilize investment banking or financial advisory services, it has been agreed to offer Goldman Sachs directly or one of its affiliates the right to act in such a transaction as sole lead manager or agent in the case of any offering or placement of securities, lead arranger, underwriter and syndication agent in the case of any syndicated bank loan, or as sole advisors or dealer managers, as applicable in the case of any other transaction. These banking rights of Goldman Sachs shall terminate if GS Capital Partners 2000, L.P. cease to retain in the aggregate ownership of at least 25% of its original shareholding in the Company, or upon the second anniversary of the IPO. In July 2006 Goldman Sachs was a lead managing underwriter for the IPO and offering of the Senior Notes. The aggregate fees for the year ended December 31, 2006 were $26,475.

d)  Assumed Business and Broker Services

The Company assumed premiums through brokers related to shareholders of the Company. The total premiums assumed through and brokerage fees and commissions paid to these related parties, and the estimated losses related to such premiums based on the Company’s loss ratios, are as follows:

	2006	2005	2004

Gross premiums assumed	$26,977	$60,774	$333,730
Brokerage and commissions	3,995	8,868	23,325
Net losses and loss expenses	15,916	64,238	255,303

The Company also provides reinsurance and insurance to entities related to shareholders of the Company. Total premiums assumed on this business, and the estimated related losses based on the Company’s loss ratios are as follows:

	2006	2005	2004

Gross premiums assumed	$105,971	$85,477	$92,341
Net losses and loss expenses	62,523	90,349	70,641

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

11.	RELATED PARTY TRANSACTIONS — (continued)

d)  Assumed Business and Broker Services — (continued)

The total insurance balances receivable due from related parties as of December 31, 2006 and 2005 are $16,365 and $3,066, respectively.

e)  Ceded Premiums

Of the premiums ceded during the years ended December 31, 2006, 2005 and 2004, the following amounts were ceded to reinsurers related to shareholders:

	2006	2005	2004

Premiums ceded	$12,727	$27,755	$22,441

Reinsurance recoverable from related parties as of December 31, 2006 and 2005 was $8,206 and $346, respectively.

f)  Underwriting Services

Effective December 1, 2001, as amended, the Company entered into an exclusive underwriting agency agreement with IPCRe Underwriting Services Limited (“IPCUSL”), to solicit, underwrite, bind and administer property catastrophe treaty reinsurance. AIG, one of the Company’s principal shareholders, was also a principal shareholder of IPC Holdings, Ltd., the parent company of IPCUSL, until August 2006. IPCUSL received an agency commission of 6.5% of gross premiums written on behalf of the Company. On December 5, 2006, the Company mutually agreed with IPCUSL to an amendment to the underwriting agency agreement, pursuant to which the parties terminated the underwriting agency agreement effective as of November 30, 2006. In accordance with this amendment, the Company agreed to pay IPCUSL a $400 early termination fee, $250 of which was immediately payable, and $75 of which is payable on each of December 1, 2007 and 2008, respectively. The Company will also continue to pay to IPCUSL any agency commissions due under the underwriting agency agreement for any and all business bound prior to November 30, 2006, and IPCUSL will continue to service such business until November 30, 2009 pursuant to the underwriting agency agreement. As of December 1, 2006, the Company began to produce, underwrite and administer property catastrophe treaty reinsurance business on its own behalf.

Gross premiums written on behalf of the Company by IPCUSL, and related acquisition costs and losses incurred by the Company are as follows:

	2006	2005	2004

Gross premiums written	$52,141	$82,969	$68,026
Acquisition costs	(8,791)	(12,994)	(4,496)
Net losses and loss expenses	7,571	(231,971)	(44,896)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

11.	RELATED PARTY TRANSACTIONS — (continued)

g)  Office Space

On November 29, 2006, the Company entered into a lease with American International Company, Limited (“AICL”), a subsidiary of AIG, whereby the Company agreed to lease from AICL newly constructed office space in Bermuda that shall serve as the Company’s corporate headquarters. The initial term of the lease is for 15 years commencing October 1, 2006 with an option to extend for an additional 10-year period, after which time the lease expires. For the first five years under the lease, the Company shall pay an aggregate monthly rent and user fees of approximately $393. The aggregate monthly rent is determined by price per square foot that varies based on the floor being rented. In addition to the rent, the Company will also pay certain maintenance expenses.

Effective as of October 1, 2011 and on each five-year anniversary date thereafter (each a “Review Date”), the rent payable under the lease will be mutually agreed to by the Company and AICL. If as of a Review Date the Company and AICL cannot agree on such terms, then the rent payable under the lease shall be determined by an arbitrator based on open market rental rates at such time, provided however, that the rent shall not decrease. The user fee will be increased by the percentage rate increase that the Company pays for renting the second floor of the premises.

12.	COMMITMENTS AND CONTINGENCIES

a)  Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts and interest rate swaps. However, because the counterparties to these agreements are high-quality international banks, the Company does not anticipate any non-performance. The difference between the contract amounts and the related market values is the Company’s maximum credit exposure.

As of December 31, 2006 and 2005, substantially all of the Company’s cash and investments were held with one custodian.

As of December 31, 2006 and 2005, 63% and 68%, respectively, of reinsurance recoverable, excluding IBNR ceded, was recoverable from two reinsurers, one of which is rated A+ by A.M. Best Company, while the other is rated A. The Company believes that these reinsurers are able to meet, and will meet, all of their obligations under their reinsurance agreements.

Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any allowance for doubtful accounts against the receivable balance.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

12.	COMMITMENTS AND CONTINGENCIES — (continued)

b)  Operating Leases

The Company leases office space under operating leases expiring in various years through 2021. The Company also leases an aircraft through 2011. The following are future minimum rental payments as of December 31, 2006:

2007	$8,068
2008	7,692
2009	7,585
2010	7,463
2011	7,254
2012 through 2022	60,378

$98,440

Total rental expenses for the years ended December 31, 2006, 2005 and 2004 were $6,602, $3,082 and $2,107, respectively.

c)  Brokers

For the year ended December 31, 2006, three brokers individually accounted for 10% or more of total premiums written. These three brokers accounted for 32%, 19% and 10% of premiums written, respectively. For the years ended December 31, 2005 and 2004, two brokers individually accounted for 10% or more of total premium written. One broker accounted for 35% and 31%, while the other accounted for 22% and 20%, of total premiums written for the years ended December 31, 2005 and 2004, respectively. Each of these brokers intermediate on business written in all three segments, namely property, casualty and reinsurance.

d)  Legal Proceedings

On or about November 8, 2005, the Company received a Civil Investigative Demand (“CID”) from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas relating to an investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of the Company’s business relationships with AIG and Chubb, and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. Specifically, the CID seeks information concerning the Company’s relationship with investors, and in particular, AIG and Chubb, including their role in the Company’s business, sharing of business information and any agreements not to compete. The CID also seeks information regarding (i) contingent commission, placement service or other agreements that the Company may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by the Company in connection with the placement of insurance. The Company is cooperating in this ongoing investigation, and have produced documents and other information in response to the CID. Based on discussions with representatives of the Attorney General of Texas, the investigation is currently expected to proceed to a settlement. This is likely to result in certain payments that would be adverse to the Company. Based on these discussions, the Company has reserved $2,100 for settlement payments to be made to State of Texas. The outcome of the investigation may form a basis for investigations, civil litigation or enforcement proceedings by other state regulators, by policyholders or by other private parties, or other voluntary settlements that could have a negative effect on the Company.

On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia (Atlanta Division) by a group of several corporations and certain of their related entities in an action entitled New Cingular Wireless Headquarters, LLC et al, as plaintiffs, against certain defendants, including Marsh & McLennan

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

12.	COMMITMENTS AND CONTINGENCIES — (continued)

d)  Legal Proceedings — (continued)

Companies, Inc., Marsh Inc. and Aon Corporation, in their capacities as insurance brokers, and 78 insurers, including AWAC.

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither the Company nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. While this matter is in an early stage, and it is not possible to predict its outcome, the Company does not currently believe that the outcome will have a material adverse effect on the Company’s operations or financial position.

The Company may become involved in various claims and legal proceedings that arise in the normal course of business, which are not likely to have a material adverse effect on the results of operations.

13.	STATUTORY CAPITAL AND SURPLUS

Holdings’ ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Holdings and its subsidiaries operate.

The Company’s Bermuda subsidiary, AWAC, is registered under the Bermuda Insurance Act 1978 and Related Regulations (the “Act”) and is obliged to comply with various provisions of the Act regarding solvency and liquidity. Under the Act, this subsidiary is required to maintain minimum statutory capital and surplus equal to the greatest of $100,000, 50% of net premiums written (being gross written premium less ceded premiums, with a maximum of 25% of gross premiums considered as ceded premiums for the purpose of this calculation), or 15% of the reserve for losses and loss expenses. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2006 and 2005, this subsidiary had statutory capital and surplus of approximately $2,331,227 and $1,658,721, respectively. The Act limits the maximum amount of annual dividends or distributions paid by this subsidiary to Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). As of December 31, 2006 and 2005, the maximum amount of dividends which could be paid without such notification was $582,806 and $414,680, respectively. For the years ended December 31, 2006, 2005 and 2004, the statutory net income (loss) was $468,144, ($119,997) and $212,934, respectively.

The Company’s U.S. subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

13.	STATUTORY CAPITAL AND SURPLUS — (continued)

net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting differs from U.S. GAAP accounting in the treatment of various items, including reporting of investments, acquisition costs, and deferred income taxes. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2006 and 2005, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

The amount of dividends that can be distributed by the U.S. subsidiaries without prior approval by the applicable insurance commissioners is $0 and $0 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, these subsidiaries had a combined statutory capital and surplus of approximately $95,788 and $114,659, respectively. For the years ended December 31, 2006, 2005 and 2004, the combined statutory net income (loss) was $2,878, $7,448 and ($10,834), respectively.

The Company’s Irish insurance subsidiary, AWAC Europe, is regulated by the Irish Financial Regulator pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2006 (“the Irish Insurance Acts and Regulations”). This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2006 and the Irish Insurance Acts and Regulations. This subsidiary is obliged to maintain a minimum level of capital, and a “Minimum Guarantee Fund”. The Minimum Guarantee Fund includes share capital and capital contributions. As of December 31, 2006 and 2005, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits, that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2006 and 2005, this subsidiary had statutory capital and surplus of approximately $33,756 and $32,037, respectively. As of December 31, 2006 and 2005 the minimum capital and surplus required to be held was $13,473 and $13,329, respectively. The statutory net income (loss) was $1,719, ($1,831) and $2,740 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s Irish reinsurance subsidiary, AWAC Re, in accordance with Section 22 of the Insurance Act, 1989, and the Reinsurance Regulations 1999, notified the Irish Financial Regulator of its intent to carry on the business of reinsurance. On June 9, 2003, the Irish Financial Regulator informed this subsidiary that it had no objections to its incorporation and the establishment of a reinsurance business. This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2006 and the Irish Insurance Acts and Regulations. On August 18, 2004, it was granted permission under Part IV of the Financial Services and Markets Act 2000 by the FSA to write reinsurance in the UK via its London branch, however, it was subject to whole firm supervision by the FSA in the absence of a single common EU framework for the authorization and regulation of reinsurers. This subsidiary is obliged to maintain a minimum level of capital, the “Required Minimum Margin”. As of December 31, 2006 and 2005, this subsidiary met those requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2006 and 2005 this subsidiary had statutory capital and surplus of approximately $45,005 and $45,588, respectively. The minimum capital and surplus requirement as of December 31, 2006 and 2005, was approximately $11,637 and $13,212, respectively. The statutory net (loss) income was ($583), ($5,916) and $1,484 for the years ended December 31, 2006, 2005 and 2004, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

13.	STATUTORY CAPITAL AND SURPLUS — (continued)

As of December 31, 2006 and 2005, $1,869,319 and $1,385,241, respectively, were the total combined minimum capital and surplus required to be held by the subsidiaries and thereby restricting the distribution of dividends without prior regulatory approval.

14.	SEGMENT INFORMATION

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

14.	SEGMENT INFORMATION — (continued)

The following table provides a summary of the segment results for the years ended December 31, 2006, 2005 and 2004.

2006	Property	Casualty	Reinsurance	Total

Gross premiums written	$463,903	$622,387	$572,735	$1,659,025
Net premiums written	193,655	540,980	571,961	1,306,596
Net premiums earned	190,784	534,294	526,932	1,252,010
Net losses and loss expenses	(114,994)	(331,759)	(292,380)	(739,133)
Acquisition costs	2,247	(30,396)	(113,339)	(141,488)
General and administrative expenses	(26,294)	(52,809)	(26,972)	(106,075)

Underwriting income	51,743	119,330	94,241	265,314
Net investment income				244,360
Net realized investment losses				(28,678)
Interest expense				(32,566)
Foreign exchange loss				(601)

Income before income taxes				$447,829

Loss and loss expense ratio	60.3%	62.1%	55.5%	59.0%
Acquisition cost ratio	(1.2)%	5.7%	21.5%	11.3%
General and administrative expense ratio	13.8%	9.9%	5.1%	8.5%

Combined ratio	72.9%	77.7%	82.1%	78.8%

2005	Property	Casualty	Reinsurance	Total

Gross premiums written	$412,879	$633,075	$514,372	$1,560,326
Net premiums written	170,781	557,622	493,548	1,221,951
Net premiums earned	226,828	581,330	463,353	1,271,511
Net losses and loss expenses	(410,265)	(430,993)	(503,342)	(1,344,600)
Acquisition costs	(5,685)	(33,544)	(104,198)	(143,427)
General and administrative expenses	(20,261)	(44,273)	(29,736)	(94,270)

Underwriting (loss) income	(209,383)	72,520	(173,923)	(310,786)
Net investment income				178,560
Net realized investment losses				(10,223)
Interest expense				(15,615)
Foreign exchange loss				(2,156)

Loss before income taxes				$(160,220)

Loss and loss expense ratio	180.9%	74.1%	108.6%	105.7%
Acquisition cost ratio	2.5%	5.8%	22.5%	11.3%
General and administrative expense ratio	8.9%	7.6%	6.4%	7.4%

Combined ratio	192.3%	87.5%	137.5%	124.4%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

14.	SEGMENT INFORMATION — (continued)

2004	Property	Casualty	Reinsurance	Total

Gross premiums written	$547,961	$752,116	$407,915	$1,707,992
Net premiums written	308,627	669,965	394,068	1,372,660
Net premiums earned	333,172	636,262	356,023	1,325,457
Net losses and loss expenses	(320,510)	(436,098)	(256,746)	(1,013,354)
Acquisition costs	(30,425)	(59,507)	(80,942)	(170,874)
General and administrative expenses	(25,503)	(39,759)	(21,076)	(86,338)

Underwriting (loss) income	(43,266)	100,898	(2,741)	54,891
Net investment income				128,985
Net realized investment gains				10,791
Foreign exchange gain				326

Income before income taxes				$194,993

Loss and loss expense ratio	96.2%	68.5%	72.1%	76.5%
Acquisition cost ratio	9.1%	9.4%	22.8%	12.9%
General and administrative expense ratio	7.7%	6.2%	5.9%	6.5%

Combined ratio	113.0%	84.1%	100.8%	95.9%

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the years ended December 31, 2006, 2005 and 2004. All inter-company premiums have been eliminated.

	2006	2005	2004

Bermuda	$983,532	$925,644	$870,965
United States	144,694	128,039	323,375
Europe	178,370	168,268	178,320

Total net premiums written	$1,306,596	$1,221,951	$1,372,660

15.	SUBSEQUENT EVENT

On January 18, 2007 Windstorm Kyrill swept through Europe producing widespread windstorm damage across the United Kingdom, through Belgium and the Netherlands, Germany, Austria, Poland and the Czech Republic. Current information indicates that this storm has caused substantial insured losses. Current estimated losses to the Company resulting from Kyrill are expected to be between $15,000 and $25,000.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

16.	UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2006 and 2005:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

REVENUES:
Gross premiums written	$280,111	$362,478	$518,316	$498,120
Premiums ceded	(69,372)	(64,462)	(147,978)	(70,617)

Net premiums written	210,739	298,016	370,338	427,503
Change in unearned premiums	109,052	19,743	(64,821)	(118,560)

Net premiums earned	319,791	317,759	305,517	308,943
Net investment income	66,009	61,407	54,943	62,001
Net realized investment loss	(4,190)	(9,080)	(10,172)	(5,236)

	381,610	370,086	350,288	365,708

EXPENSES:
Net losses and loss expenses	172,395	180,934	179,844	205,960
Acquisition costs	34,568	37,785	32,663	36,472
General and administrative expenses	33,856	25,640	26,257	20,322
Interest expense	9,510	9,529	7,076	6,451
Foreign exchange loss (gain)	1,092	(561)	(475)	545

	251,421	253,327	245,365	269,750

Income before income taxes	130,189	116,759	104,923	95,958
Income tax expense (recovery)	1,827	2,774	2,553	(2,163)

NET INCOME	128,362	113,985	102,370	98,121

Basic earnings per share	2.13	1.95	2.04	1.96
Diluted earnings per share	2.04	1.89	2.02	1.94
Weighted average common shares outstanding	60,284,459	58,376,307	50,162,842	50,162,842
Weighted average common shares and common share equivalents outstanding	62,963,243	60,451,643	50,682,557	50,485,556

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

16.	UNAUDITED QUARTERLY FINANCIAL DATA — (continued)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

REVENUES:
Gross premiums written	$283,393	$329,930	$441,675	$505,328
Premiums ceded	(69,822)	(80,210)	(121,669)	(66,674)

Net premiums written	213,571	249,720	320,006	438,654
Change in unearned premiums	88,461	63,556	12,091	(114,548)

Net premiums earned	302,032	313,276	332,097	324,106
Net investment income	50,823	47,592	39,820	40,325
Net realized investment (loss) gain	(5,286)	4,152	(6,632)	(2,457)

	347,569	365,020	365,285	361,974

EXPENSES:
Net losses and loss expenses	288,669	593,276	224,253	238,402
Acquisition costs	33,604	35,871	37,502	36,450
General and administrative expenses	27,594	20,795	24,972	20,909
Interest expense	5,832	5,146	4,587	50
Foreign exchange loss (gain)	1,670	(46)	397	135

	357,369	655,042	291,711	295,946

(Loss) income before income taxes	(9,800)	(290,022)	73,574	66,028
Income tax expense (recovery)	2,478	(6,617)	2,027	1,668

NET (LOSS) INCOME	(12,278)	(283,405)	71,547	64,360

Basic (loss) earnings per share	(0.24)	(5.65)	1.43	1.28
Diluted (loss) earnings per share	(0.24)	(5.65)	1.41	1.28
Weighted average common shares outstanding	50,162,842	50,162,842	50,162,842	50,162,842
Weighted average common shares and common share equivalents outstanding	50,162,842	50,162,842	50,631,645	50,455,313

Schedule II

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED BALANCE SHEETS — PARENT COMPANY
as of December 31, 2006 and 2005
(Expressed in thousands of United States dollars, except share and per share amounts)

	2006	2005

ASSETS:
Cash and cash equivalents	$99,583	$459
Investments in subsidiaries	2,641,903	1,925,947
Balances due from subsidiaries	25	25
Other assets	5,612	9,463

Total assets	$2,747,123	$1,935,894

LIABILITIES:
Accounts payable and accrued liabilities	$196	$698
Interest payable	16,250	—
Reserve for stock compensation	—	7,457
Balances due to affiliates	—	5,000
Balances due to subsidiaries	12,016	2,473
Senior notes	498,577	—
Long term debt	—	500,000

Total liabilities	527,039	515,628

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2006: 60,287,696 shares and 2005: 50,162,842 shares	1,809	1,505
Additional paid-in capital	1,822,607	1,488,860
Retained earnings (accumulated deficit)	389,204	(44,591)
Accumulated other comprehensive income (loss)	6,464	(25,508)

Total shareholders’ equity	2,220,084	1,420,266

Total liabilities and shareholders’ equity	$2,747,123	$1,935,894

See accompanying notes to the condensed financial statements

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME — PARENT COMPANY
for the Years Ended December 31, 2006, 2005, and 2004
(Expressed in thousands of United States dollars)

	2006	2005	2004

REVENUES:
Net investment income	$3,452	$114	$—
Net realized gain on interest rate swaps	444	4,789	—
Dividend income	15,000	17,332	20,000

	18,896	22,235	20,000

EXPENSES:
General and administrative expenses	12,476	10,079	4,390
Interest expense	32,566	15,615	—

	45,042	25,694	4,390

(Loss) income before equity in undistributed earnings of consolidated subsidiaries	(26,146)	(3,459)	15,610
Equity in undistributed earnings of consolidated subsidiaries	468,984	(156,317)	181,563

NET INCOME (LOSS)	$442,838	$(159,776)	$197,173

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the year net of applicable deferred income tax (expense) recovery	3,294	(68,902)	(26,965)
Reclassification adjustment for net realized losses (gains) included in net income	28,678	10,223	(10,791)

Other comprehensive income (loss) net of tax	31,972	(58,679)	(37,756)

COMPREHENSIVE INCOME (LOSS)	$474,810	$(218,455)	$159,417

See accompanying notes to the condensed financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
for the Years Ended December 31, 2006, 2005, and 2004
(Expressed in thousands of United States dollars)

	2006	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$442,838	$(159,776)	$197,173
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(468,984)	156,317	(181,563)
Stock compensation expenses	10,805	3,079	2,561
Amortization of discount on senior notes	42	—	—
Balance due from subsidiaries	—	1,994	1,717
Other assets	3,851	(9,463)	20
Accounts payable and accrued liabilities	(502)	605	93
Interest payable	16,250	—	—
Balances due to affiliates	(5,000)	5,000	—
Balances due to subsidiaries	9,543	2,473	—

Net cash provided by operating activities	8,843	229	20,001

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investment in subsidiaries	(215,000)	—	(20,000)

Net cash used in investing activities	(215,000)	—	(20,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(9,043)	(499,800)	—
Gross proceeds from initial public offering	344,080	—	—
Issuance costs paid on initial public offering	(28,291)	—	—
Proceeds from issuance of senior notes	498,535	—	—
(Repayment of) proceeds from long term debt	(500,000)	500,000	—

Net cash provided by financing activities	305,281	200	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	99,124	429	1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	459	30	29

CASH AND CASH EQUIVALENTS, END OF YEAR	$99,583	$459	$30

See accompanying notes to the condensed financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY
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

2.	SIGNIFICANT ACCOUNTING POLICIES

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed financial statements have been prepared using the equity method to account for the investments in subsidiaries. Under the equity method, the investments in consolidated subsidiaries is stated at cost plus the equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

3.	LONG-TERM DEBT

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

In July 2006, in accordance with the terms of this credit agreement, $157,925 of the net proceeds from the IPO and the exercise of the underwriters’ over-allotment option were used to pre-pay a portion of the outstanding principal.

On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.707% of their principal amount, providing an effective yield to investors of 7.542%. The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the notes prior to maturity.

4.	SHAREHOLDERS’ EQUITY

a)  Authorized Shares

The authorized share capital of Holdings as of December 31, 2006 and 2005 was $10,000. The issued shared capital consisted of the following:

	2006	2005

Common shares issued and fully paid, par value $0.03 per share	60,287,696	50,162,842

Share capital at end of year	$1,809	$1,505

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

4.	SHAREHOLDERS’ EQUITY — (continued)

a)  Authorized Shares — (continued)

As of December 31, 2006 there were outstanding 30,720,131 voting common shares and 29,567,565 non-voting common shares.

b)  Dividends

In March 2005 the Company declared a cash dividend to common shareholders totaling $499,800. On November 8, 2006, the Company declared a quarterly dividend of $0.15 per common share payable on December 21, 2006 to the shareholders of record on December 5, 2006. As of December 31, 2006 all dividends have been paid to shareholders of record.

5.	DIVIDENDS FROM SUBSIDIARIES

As Holdings does not keep significant funds on hand, it may find it necessary to receive dividends from subsidiaries to make significant payments. Dividends received from subsidiaries during the reported years are as follows:

	2006	2005	2004

Dividends received	$15,000	$17,332	$20,000

Schedule III

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States dollars)

Year Ended December 31, 2006

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$17,769	$892,375	$199,133	$190,784	$—	$114,994	$(2,247)	$26,294	$193,655
Casualty	22,701	1,873,733	346,350	534,294	—	331,759	30,396	52,809	540,980
Reinsurance	59,856	870,889	268,314	526,932	—	292,380	113,339	26,972	571,961
Corporate	—	—	—	—	244,360	—	—	—	—

Total	$100,326	$3,636,997	$813,797	$1,252,010	$244,360	$739,133	$141,488	$106,075	$1,306,596

Year Ended December 31, 2005

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$16,683	$1,060,634	$176,752	$226,828	$—	$410,265	$5,685	$20,261	$170,781
Casualty	26,169	1,547,403	334,522	581,330	—	430,993	33,544	44,273	557,622
Reinsurance	51,705	797,316	228,817	463,353	—	503,342	104,198	29,736	493,548
Corporate	—	—	—	—	178,560	—	—	—	—

Total	$94,557	$3,405,353	$740,091	$1,271,511	$178,560	$1,344,600	$143,427	$94,270	$1,221,951

Year Ended December 31, 2004

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$28,606	$589,284	$239,249	$333,172	$—	$320,510	$30,425	$25,503	$308,627
Casualty	27,846	1,093,152	355,819	636,262	—	436,098	59,507	39,759	669,965
Reinsurance	46,533	354,688	200,270	356,023	—	256,746	80,942	21,076	394,068
Corporate	—	—	—	—	128,985	—	—	—	—

Total	$102,985	$2,037,124	$795,338	$1,325,457	$128,985	$1,013,354	$170,874	$86,338	$1,372,660

Schedule IV

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

SUPPLEMENTARY REINSURANCE INFORMATION
(Expressed in thousands of United States dollars)

		(b)	(c)	(d)	Percentage of
		Ceded to	Assumed from	Net	Amount Assumed
	(a)	Other	Other	Amount	to Net
	Gross	Companies	Companies	(a) − (b) + (c)	(c)/(d)

Year ended December 31, 2006	$1,086,290	$352,429	$572,735	$1,306,596	44%
Year ended December 31, 2005	$1,045,954	$338,375	$514,372	$1,221,951	42%
Year ended December 31, 2004	$1,300,077	$335,332	$407,915	$1,372,660	30%