Form 10-Q
period 2007-03-31
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2007-05-11
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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

The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of May 8, 2007 was 60,393,442.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2007 and December 31, 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2007	2006

ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2007: $5,392,983; 2006: $5,188,379)	$5,407,813	$5,177,812
Other invested assets available for sale, at fair value (cost: 2007: $246,500; 2006: $245,657)	263,993	262,557

Total investments	5,671,806	5,440,369
Cash and cash equivalents	288,284	366,817
Restricted cash	200,813	138,223
Securities lending collateral	534,774	304,742
Insurance balances receivable	400,231	304,261
Prepaid reinsurance	154,461	159,719
Reinsurance recoverable	668,050	689,105
Accrued investment income	44,171	51,112
Deferred acquisition costs	107,465	100,326
Intangible assets	3,920	3,920
Balances receivable on sale of investments	25,239	16,545
Net deferred tax assets	5,259	5,094
Other assets	44,934	40,347

Total assets	$8,149,407	$7,620,580

LIABILITIES:
Reserve for losses and loss expenses	$3,663,224	$3,636,997
Unearned premiums	879,817	813,797
Unearned ceding commissions	25,352	23,914
Reinsurance balances payable	112,731	82,212
Securities lending payable	534,774	304,742
Balances due on purchase of investments	46,517	—
Dividends payable	9,052	—
Senior notes	498,602	498,577
Accounts payable and accrued liabilities	23,360	40,257

Total liabilities	$5,793,429	$5,400,496

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2007: 60,390,269 shares and 2006: 60,287,696 shares	1,812	1,809
Additional paid-in capital	1,828,612	1,822,607
Retained earnings	494,073	389,204
Accumulated other comprehensive income:
net unrealized gains on investments, net of tax	31,481	6,464

Total shareholders’ equity	2,355,978	2,220,084

Total liabilities and shareholders’ equity	$8,149,407	$7,620,580

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three months ended March 31, 2007 and 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended
	March 31,
	2007	2006

REVENUES:
Gross premiums written	$438,406	$498,120
Premiums ceded	(80,562)	(70,617)

Net premiums written	357,844	427,503
Change in unearned premiums	(71,278)	(118,560)

Net premiums earned	286,566	308,943
Net investment income	72,648	62,001
Net realized investment losses	(6,484)	(5,236)

	352,730	365,708

EXPENSES:
Net losses and loss expenses	165,995	205,960
Acquisition costs	29,196	36,472
General and administrative expenses	33,203	20,322
Interest expense	9,374	6,451
Foreign exchange loss	32	545

	237,800	269,750

Income before income taxes	114,930	95,958
Income tax expense (recovery)	1,009	(2,163)

NET INCOME	113,921	98,121

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the period net of applicable deferred income tax (expense) recovery 2007: ($817); 2006: $344	18,533	(44,716)
Reclassification adjustment for net realized losses included in net income	6,484	5,236

Other comprehensive income (loss)	25,017	(39,480)

COMPREHENSIVE INCOME	$138,938	$58,641

PER SHARE DATA
Basic earnings per share	$1.89	$1.96
Diluted earnings per share	$1.83	$1.94
Weighted average common shares outstanding	60,333,209	50,162,842
Weighted average common shares and common share equivalents outstanding	62,207,941	50,485,556
Dividends declared per share	$0.15	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2007 and 2006
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
	Share	Paid-in	Comprehensive	Retained
	Capital	Capital	Income	Earnings	Total

December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084
Net income	—	—	—	113,921	113,921
Dividends	—	—	—	(9,052)	(9,052)
Other comprehensive income	—	—	25,017	—	25,017
Stock compensation	3	6,005	—	—	6,008

March 31, 2007	$1,812	$1,828,612	$31,481	$494,073	$2,355,978

			Accumulated	Retained
		Additional	Other	Earnings
	Share	Paid-in	Comprehensive	(Accumulated
	Capital	Capital	Loss	Deficit)	Total

December 31, 2005	$1,505	$1,488,860	$(25,508)	$(44,591)	$1,420,266
Net income	—	—	—	98,121	98,121
Other comprehensive loss	—	—	(39,480)	—	(39,480)

March 31, 2006	$1,505	$1,488,860	$(64,988)	$53,530	$1,478,907

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2007 and 2006
(Expressed in thousands of United States dollars)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$113,921	$98,121
Adjustments to reconcile net income to cash provided by operating activities:
Net realized (gains) losses on sales of investments	(2,898)	5,236
Net realized losses for other-than-temporary impairment charges on investments	9,382	—
Amortization of premiums net of accrual of discounts on fixed maturities	(88)	5,221
Amortization and depreciation of fixed assets	2,075	665
Deferred income taxes	(244)	6
Stock compensation expense	6,316	407
Debt issuance expense	—	49
Amortization of discount and expenses on senior notes	104	—
Cash settlements on interest rate swaps	—	6,356
Mark to market on interest rate swaps	—	(5,917)
Insurance balances receivable	(95,970)	(92,278)
Prepaid reinsurance	5,258	6,002
Reinsurance recoverable	21,055	52,297
Accrued investment income	6,941	10,001
Deferred acquisition costs	(7,139)	(13,232)
Net deferred tax assets	79	(2,531)
Other assets	(1,984)	6,087
Reserve for losses and loss expenses	26,227	15,597
Unearned premiums	66,020	112,559
Unearned ceding commissions	1,438	(1,637)
Reinsurance balances payable	30,519	(7,234)
Accounts payable and accrued liabilities	(23,214)	(8,677)

Net cash provided by operating activities	157,798	187,098

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(866,584)	(2,086,409)
Purchases of other invested assets	(3,873)	(117,055)
Sales of fixed maturity investments	698,521	1,887,952
Sales of other invested assets	2,976	158,871
Purchase of fixed assets	(4,929)	(1,079)
Change in restricted cash	(62,590)	(13,373)

Net cash used in investing activities	(236,479)	(171,093)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

Effect of exchange rate changes on foreign currency cash	148	215
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,533)	16,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	366,817	172,379

CASH AND CASH EQUIVALENTS, END OF PERIOD	$288,284	$188,599

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$1,600	$—
— Cash paid for interest expense	19,271	6,395
— Change in balance receivable on sale of investments	(8,694)	2,409
— Change in balance payable on purchase of investments	46,517	—

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share and per share amounts)

1.	GENERAL

Allied World Assurance Company Holdings, Ltd (“Holdings”) was incorporated in Bermuda on November 13, 2001. Holdings, through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis.

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

These condensed consolidated financial statements include the accounts of Holdings and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.

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

Intercompany accounts and transactions have been eliminated on consolidation, and all entities meeting consolidation requirements have been included in the consolidation. Certain reclassifications have been made to the prior period’s amounts to conform to the current period’s presentation.

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financials statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

3.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has determined that FAS 157 will not have a material impact on its financial statements upon its adoption for the Company’s fiscal year beginning January 1, 2008.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at a specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of FAS 159 and its potential impact on future financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the Company’s results of operations or financial condition as of March 31, 2007.

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

As of March 31, 2007, the unrealized losses from the securities held in the Company’s investment portfolio were primarily the result of rising interest rates. Following the Company’s review of the securities in its investment portfolio, 302 securities were considered to be other-than-temporarily impaired for the three months ended March 31, 2007. Consequently, the Company recorded an other-than-temporary impairment charge, within net realized investment losses on the condensed consolidated statement of operations, of $9,382

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

4.	INVESTMENTS — (continued)

for the three months ended March 31, 2007. There were no similar charges recognized during the three months ended March 31, 2006.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months:

	March 31, 2007		December 31, 2006
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
U.S. Government and Government agencies	$45,583	$(133)	$381,989	$(2,961)
Non U.S. Government and Government agencies	56,940	(1,097)	51,330	(620)
Corporate	260,511	(1,090)	545,902	(3,115)
Mortgage backed	315,546	(1,815)	856,533	(6,243)
Asset backed	—	—	—	—

	$678,580	$(4,135)	$1,835,754	$(12,939)

More than 12 months
U.S. Government and Government agencies	$201,929	$(3,159)	$338,072	$(6,645)
Non U.S. Government and Government agencies	3,383	(72)	515	(9)
Corporate	277,561	(2,726)	316,526	(4,527)
Mortgage backed	192,018	(1,661)	389,761	(4,121)
Asset backed	—	—	107,049	(456)

	$674,891	$(7,618)	$1,151,923	$(15,758)

	$1,353,471	$(11,753)	$2,987,677	$(28,697)

5.	DEBT AND FINANCING ARRANGEMENTS

On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the Senior Notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.707% of their principal amount, providing an effective yield to investors of 7.542%. The Company used a portion of the proceeds from the Senior Notes to repay the outstanding amount of the existing credit agreement as well as to provide additional capital to its subsidiaries and for other general corporate purposes. As of March 31, 2007, the fair value of the Senior Notes as published by Bloomberg was 108.77% of their principal amount, providing an effective yield of 6.24%.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

5.	DEBT AND FINANCING ARRANGEMENTS — (continued)

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

6.	INCOME TAXES

Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. states income tax returns, as well as income tax returns in the United Kingdom (“U.K.”) and Ireland. Holdings’ Bermuda subsidiaries currently do not file tax returns in Bermuda. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the fiscal years from 2003 to the present. The tax years open to examination by the Inland Revenue for the U.K. branches are fiscal years from 2005 to the present. The Company began operations in Ireland with the incorporation of Allied World Assurance Company (Europe) Limited on September 25, 2002, and remains subject to examinations by the Irish Revenue Commissioners for all years since the date of incorporation. To the best of the Company’s knowledge, there are no examinations pending by the U.S. Internal Revenue Service, the Inland Revenue or the Irish Revenue Commissioners.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company did not record any unrecognized tax benefits or expenses. Management has deemed all material tax provisions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company has not recorded any interest or penalties during the three-month periods ended March 31, 2007 and 2006 and has not accrued any payment of interest and penalties at March 31, 2007 and December 31, 2006.

The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2007.

7.	SHAREHOLDERS’ EQUITY

a)  Authorized shares

The authorized share capital of the Company as of March 31, 2007 and December 31, 2006 was $10,000.

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

The issued share capital consists of the following:

	March 31,	December 31,
	2007	2006

Common shares issued and fully paid, par value $0.03 per share	60,390,269	60,287,696

Share capital at end of period	$1,812	$1,809

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

7.	SHAREHOLDERS’ EQUITY — (continued)

a)  Authorized shares — (continued)

As of March 31, 2007, there were outstanding 31,319,784 voting common shares and 29,070,485 non-voting common shares.

b)  Dividends

In March 2007, the Company declared a quarterly dividend of $0.15 per common share payable on April 5, 2007 to shareholders of record on March 20, 2007. The total dividend payable amounted to $9,052 and has been included in the condensed consolidated balance sheets.

8.	EMPLOYEE BENEFIT PLANS

a)  Employee option plan

In 2001, the Company implemented the Allied World Assurance Company Holdings, Ltd 2001 Employee Warrant Plan, which, after Holdings’ special general meeting of shareholders on June 9, 2006 and its IPO on July 11, 2006, was amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). The Plan was converted into a stock option plan as part of the IPO and the warrants that were previously granted thereunder were converted to options and remain outstanding with the same exercise price and vesting period. Under the Plan, up to 2,000,000 common shares of Holdings may be issued. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. During the period from November 13, 2001 to December 31, 2002, the exercise price of the options issued was $24.27 per share, after giving effect to the extraordinary dividend described below. The exercise prices of options issued subsequent to December 31, 2002 and prior to the IPO were based on the per share book value of the Company. In accordance with the Plan, the exercise prices of the options issued prior to the declaration of the extraordinary dividend in March 2005 were reduced by the per share value of the dividend declared. The exercise price of options issued subsequent to the IPO are determined by the compensation committee of the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Outstanding at beginning of period	1,195,990	1,036,322
Granted	233,650	179,328
Exercised	(113,039)	(10,118)
Forfeited	(12,169)	(9,542)

Outstanding at end of period	1,304,432	1,195,990

Weighted average exercise price per option	$30.60	$27.59

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

8.	EMPLOYEE BENEFIT PLANS — (continued)

a)  Employee option plan — (continued)

The following table summarizes the exercise prices for outstanding employee stock options as of March 31, 2007.

		Weighted Average		Intrinsic Value
	Options	Remaining	Options	on Options
Exercise Price Range	Outstanding	Contractual Life	Exercisable	Exercisable

$23.61 - $26.94	456,083	5.21	450,914	8,352
$28.08 - $31.47	416,536	7.88	187,376	2,491
$31.77 - $35.01	192,663	7.93	80,710	809
$41.00 - $43.61	239,150	9.77	—	—

	1,304,432		719,000	11,652

Prior to the second quarter of 2006, the calculation of the compensation expense associated with the options had been made by reference to the book value per share of the Company as of the end of each period, and was deemed to be the difference between such book value per share and the exercise price of the individual options. The book value of the Company approximated its fair value. The fair value of each option granted was determined at June 30, 2006 using the Black-Scholes option-pricing model. Although the IPO was subsequent to June 30, 2006, the best estimate of the fair value of the common shares at that time was the IPO price of $34.00 per share. This amount was used in the model for June 30, 2006, and the Plan was accounted for as a “liability plan” in accordance with FAS No. 123(R),“Share Based Payment” (“FAS 123(R)”).

The combined amendment to the Plan and the IPO constituted a “modification” to the Plan in accordance with FAS 123(R). Accordingly, the options outstanding at the time of the IPO were revalued using the Black-Scholes option-pricing model. The amendment to the Plan qualifies it as an “equity plan” in accordance with FAS 123(R) and as such, associated liabilities at the time of the modification have been, and future compensation expenses will be, included in additional paid-in capital on the consolidated balance sheets.

Assumptions used in the option-pricing model for the options revalued at the time of the IPO, and for those issued subsequent to the IPO are as follows:

			Options Granted
	Options Revalued	Options Granted After	During the Three
	as Part of the IPO	the IPO and Prior to	Months Ended
	July 11, 2006	December 31, 2006	March 31, 2007

Expected term of option	6.25 years	6.25 years	6.25 years
Weighted average risk-free interest rate	5.11%	4.64%	4.60%
Expected volatility	23.44%	23.68%	23.14%
Dividend yield	1.50%	1.50%	1.50%
Weighted average fair value on grant date	$11.08	$11.34	$12.08

There is limited historical data available for the Company to base the expected term of the options. As these options are considered to have standard characteristics, the Company has used the simplified method to determine the expected life as set forth in the SEC’s Staff Accounting Bulletin 107. Likewise, as the Company became a public company in July 2006, there is limited historical data available to it on which to base the volatility of its common shares. As such, the Company used the average of five volatility statistics from comparable companies in order to derive the volatility values above. The Company has assumed a nil

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

8.	EMPLOYEE BENEFIT PLANS — (continued)

a)  Employee option plan — (continued)

forfeiture rate in determining the compensation expense. This assumption implies that all outstanding options are expected to fully vest over the vesting periods.

Compensation costs of $689 and nil relating to the options have been included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, the Company recorded in additional paid-in capital on the condensed consolidated balance sheets an amount of $9,794 and $9,349, respectively, in connection with all options granted.

As of March 31, 2007, there was remaining $6,221 of total unrecognized compensation costs related to non-vested options granted under the Plan. These costs are expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $2,050.

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

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Outstanding RSUs at beginning of period	704,372	127,163
RSUs granted	186,558	586,708
RSUs fully vested	(33,957)	(1,666)
RSUs forfeited	(19,917)	(7,833)

Outstanding RSUs at end of period	837,056	704,372

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

Compensation costs of $1,987 and $407 relating to the issuance of the RSUs have been recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 and December 31, 2006, the Company has recorded $6,952 and $5,031, respectively, in additional paid-in capital on the consolidated balance sheets in connection with the RSUs awarded. As of March 31, 2007, there was remaining $24,345 of total unrecognized compensation costs

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

8.	EMPLOYEE BENEFIT PLANS — (continued)

b)  Stock incentive plan — (continued)

related to non-vested RSUs awarded. These costs are expected to be recognized over a weighted-average period of 3.2 years.

c)  Long-term incentive plan

On May 22, 2006, the Company implemented the Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. To date, 590,834 of these performance based equity awards have been granted. The awards granted in 2007 and 2006 will vest after the fiscal year ending December 31, 2009 and 2008, respectively, in accordance with the terms and performance conditions of the LTIP.

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Outstanding LTIP awards at beginning of period	228,334	—
LTIP awards granted	382,500	228,334
LTIP awards subjected to accelerated vesting	(20,000)	—
LTIP awards forfeited	—	—

Outstanding LTIP awards at end of period	590,834	228,334

Compensation expense of $3,640 and nil has been recognized in the Company’s consolidated financial statements for the three months ended March 31, 2007 and 2006, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. For 2006, the Company’s IPO price per share of $34.00 was used. The LTIP is deemed to be an equity plan and as such, $7,522 and $3,882 has been included in additional paid-in capital on the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, there was remaining $29,024 of total unrecognized compensation costs related to non-vested LTIP awards. These costs are expected to be recognized over a weighted-average period of 2.4 years.

In calculating the compensation expense, and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. The performance period for the LTIP awards issued in 2007 and 2006 is defined as the three consecutive fiscal-year period beginning January 1, 2007 and 2006, respectively. The expense is recognized over the performance period.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

9.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2007	2006

Basic earnings per share
Net income	$113,921	$98,121
Weighted average common shares outstanding	60,333,209	50,162,842

Basic earnings per share	$1.89	$1.96

	Three Months Ended
	March 31,
	2007	2006

Diluted earnings per share
Net income	$113,921	$98,121
Weighted average common shares outstanding	60,333,209	50,162,842
Share equivalents:
Warrants and options	1,366,365	109,267
Restricted stock units	316,544	213,447
LTIP awards	191,823	—

Weighted average common shares and common share equivalents outstanding — diluted	62,207,941	50,485,556

Diluted earnings per share	$1.83	$1.94

For the three-month period ended March 31, 2007, 215,650 employee stock options were considered antidilutive and were therefore excluded from the calculation of the diluted earnings per share. For the three-month period ended March 31, 2006, all common share equivalents, consisting of warrants issued to certain of the Company’s founding shareholders and stock option, RSU and LTIP awards, were considered dilutive and have been included in the calculation of the diluted earnings per share.

10.	LEGAL PROCEEDINGS

On or about November 8, 2005, the Company received a Civil Investigative Demand (“CID”) from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas relating to an investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of our business relationships with American International Group, Inc. (“AIG”) and The Chubb Corporation (“Chubb”), and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. The CID also sought information regarding (i) contingent commission, placement service or other agreements that the Company may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by the Company in connection with the placement of insurance. In April 2007, the Company reached a settlement of all matters under investigation by the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas. This settlement amounted to $2,100 which had been reserved for and included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the year ended December 31, 2006. This amount was paid to the State of Texas on April 16, 2007.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

10.	LEGAL PROCEEDINGS — (continued)

On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia (Atlanta Division) by a group of several corporations and certain of their related entities in an action entitled New Cingular Wireless Headquarters, LLC et al, as plaintiffs, against certain defendants, including Marsh & McLennan Companies, Inc., Marsh Inc. and Aon Corporation, in their capacities as insurance brokers, and 78 insurers, including Holdings’ insurance subsidiary in Bermuda, Allied World Assurance Company, Ltd.

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed pending the court’s analysis of any amended pleading filed by the class action plaintiffs. While this matter is in an early stage, and it is not possible to predict its outcome, the Company does not currently believe that the outcome will have a material adverse effect on the Company’s operations or financial position.

11.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. The Company measures the results of its underwriting operations under three major business categories, namely property insurance, casualty insurance and reinsurance. All product lines fall within these classifications.

The property segment includes the insurance of physical property and energy-related risks. These risks generally relate to tangible assets and are considered “short-tail” in that the time from a claim being advised to the date when the claim is settled is relatively short. The casualty segment includes the insurance of general liability risks, professional liability risks and healthcare risks. Such risks are “long-tail” in nature since the emergence and settlement of a claim can take place many years after the policy period has expired. The reinsurance segment includes any reinsurance of other companies in the insurance and reinsurance industries. The Company writes reinsurance on both a treaty and facultative basis.

Responsibility and accountability for the results of underwriting operations are assigned by major line of business on a worldwide basis. Because the Company does not manage its assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

11.	SEGMENT INFORMATION — (continued)

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

The following table provides a summary of the segment results for the three months ended March 31, 2007 and 2006.

Three Months Ended March 31, 2007	Property	Casualty	Reinsurance	Total

Gross premiums written	$101,865	$125,189	$211,352	$438,406
Net premiums written	46,132	100,645	211,067	357,844
Net premiums earned	44,491	124,409	117,666	286,566
Net losses and loss expenses	(6,865)	(90,367)	(68,763)	(165,995)
Acquisition costs	(332)	(6,038)	(22,826)	(29,196)
General and administrative expenses	(7,757)	(15,307)	(10,139)	(33,203)

Underwriting income	29,537	12,697	15,938	58,172
Net investment income				72,648
Net realized investment losses				(6,484)
Interest expense				(9,374)
Foreign exchange loss				(32)

Income before income taxes				$114,930

Loss and loss expense ratio	15.4%	72.6%	58.4%	57.9%
Acquisition cost ratio	0.8%	4.9%	19.4%	10.2%
General and administrative expense ratio	17.4%	12.3%	8.6%	11.6%

Combined ratio	33.6%	89.8%	86.4%	79.7%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share and per share amounts)

11.	SEGMENT INFORMATION — (continued)

Three Months Ended March 31, 2006	Property	Casualty	Reinsurance	Total

Gross premiums written	$119,819	$130,494	$247,807	$498,120
Net premiums written	67,197	114,194	246,112	427,503
Net premiums earned	49,102	131,982	127,859	308,943
Net losses and loss expenses	(33,319)	(97,603)	(75,038)	(205,960)
Acquisition costs	1,481	(9,319)	(28,634)	(36,472)
General and administrative expenses	(5,115)	(9,862)	(5,345)	(20,322)

Underwriting income	12,149	15,198	18,842	46,189
Net investment income				62,001
Net realized investment losses				(5,236)
Interest expense				(6,451)
Foreign exchange loss				(545)

Income before income taxes				$95,958

Loss and loss expense ratio	67.9%	73.9%	58.7%	66.7%
Acquisition cost ratio	(3.0)%	7.1%	22.4%	11.8%
General and administrative expense ratio	10.4%	7.5%	4.2%	6.6%

Combined ratio	75.3%	88.5%	85.3%	85.1%

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three months ended March 31, 2007 and 2006. All inter-company premiums have been eliminated.

	Three Months Ended
	March 31,
	2007	2006

Bermuda	$290,602	$356,390
United States	22,910	22,051
Europe	44,332	49,062

Total net premium written	$357,844	$427,503

12.	SUBSEQUENT EVENT

On May 8, 2007, the Company declared a quarterly dividend of $0.15 per common share, payable on June 14, 2007 to shareholders of record on May 29, 2007.

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

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2006 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2007. We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our insurance subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of March 31, 2007, we had $8.1 billion of total assets, $2.4 billion of shareholders’ equity and $2.9 billion of total capital, which includes shareholders’ equity and senior notes.

During the first three months of 2007, we have seen rate declines and increased competition across all of our operating segments. Increased competition results from increased capacity in the insurance and reinsurance marketplaces. We believe the trend of increased capacity and decreasing rates will continue during the remainder of 2007. We continue to be selective in the policies and reinsurance contracts we underwrite. As such, our consolidated gross premiums written decreased $59.7 million, or 12.0%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. We capitalized on growth opportunities provided by our U.S. distribution platform, which partially offset the decline in gross premiums written. During the three months ended March 31, 2007, gross premiums written by our U.S. subsidiaries increased by $8.4 million or 34.7% compared to the three months ended March 31, 2006. Our net income for the three months ended March 31, 2007 increased $15.8 million, or 16.1%, to $113.9 million for the three months ended March 31, 2007 compared to $98.1 million for the three months ended March 31, 2006. Net income for the three months ended March 31, 2007 included net investment income of $72.6 million compared to $62.0 million for the three months ended March 31, 2006.

Our direct insurance business (consisting of our property and casualty segments) grew to 51.8% of our business mix on a gross premiums written basis, compared to 50.3% for the three months ended March 31, 2006. Our property, casualty and reinsurance segments made up 23.2%, 28.6% and 48.2%, respectively, of gross premiums written for the three months ended March 31, 2007 compared to 24.1%, 26.2% and 49.7%, respectively, for the three months ended March 31, 2006.

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

Expenses

Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses are comprised of paid losses and reserves for losses less recoveries from reinsurers. Losses and loss expense reserves are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. In accordance with accounting principles generally accepted in the United States of America, we reserve for catastrophic losses as soon as the loss event is known to have occurred. Acquisition costs consist principally of commissions and brokerage fees that are typically a percentage of the premiums on insurance policies or reinsurance contracts written, net of any commissions received by us on risks ceded to reinsurers. General and administrative expenses include personnel expenses including stock-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense, increased rent expense for our new Bermuda premises and additional amortization expense for building-related and infrastructure expenditures. We believe this trend will continue during the remainder of 2007.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs and other-than-temporary impairment of investments. For a detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Gross premiums written	$438.4	$498.1

Net premiums written	357.8	427.5

Net premiums earned	286.6	308.9
Net investment income	72.6	62.0
Net realized investment (losses)	(6.5)	(5.2)

	$352.7	$365.7

Net losses and loss expenses	$166.0	$206.0
Acquisition costs	29.2	36.5
General and administrative expenses	33.2	20.3
Interest expense	9.4	6.5
Foreign exchange loss	—	0.5

	$237.8	$269.8

Income before income taxes	$114.9	$95.9
Income tax expense (recovery)	1.0	(2.2)

Net income	$113.9	$98.1

Ratios
Loss and loss expense ratio	57.9%	66.7%
Acquisition cost ratio	10.2	11.8
General and administrative expense ratio	11.6	6.6
Expense ratio	21.8	18.4
Combined ratio	79.7	85.1

Comparison of Three Months Ended March 31, 2007 and 2006

Premiums

Gross premiums written decreased by $59.7 million, or 12.0%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease was primarily the result of a reduction in the amount of upward adjustments to premium estimates for our reinsurance segment, non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and increased competition and decreasing rates for new and renewal business. This was most noticeable for our Bermuda operating subsidiary where gross premiums written decreased $63.9 million, or 16.1%, from $398.1 million for the three months ended March 31, 2006 to $334.2 million for the three months ended March 31, 2007. Net adjustments on estimated premiums resulted in a reduction in gross premiums written of approximately $1.1 million during the three months ended March 31, 2007 compared to a net increase of approximately $36.7 million for the three months ended March 31, 2006. Net adjustments on estimated premiums related to treaties written in prior periods. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums. European gross premiums written also decreased by $4.2 million, or 5.5%, primarily due to non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions). The decrease in gross premiums written from our Bermuda and European operating subsidiaries was partially offset by new business written and an increase in gross premiums written for our U.S. operating subsidiaries of $8.4 million, or 34.7%, from $24.2 million for the three months ended March 31, 2006 to $32.6 million for the three months ended March 31, 2007. The increase in gross premiums written for our U.S. operations was a result of increased marketing efforts and additional staff in our expanded U.S. platform.

We employ a regional distribution strategy in the United States via wholesalers and brokers targeting middle-market clients. We believe that this business will be complementary to our current casualty and property direct insurance business produced through Bermuda and European markets, which primarily focus on underwriting risks for Fortune 1000 and large multi-national clients with complex insurance needs. The table below illustrates our gross premiums written by geographic location for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change
		($ in millions)

Bermuda	$334.2	$398.1	$(63.9)	(16.1)%
Europe	71.6	75.8	(4.2)	(5.5)
United States	32.6	24.2	8.4	34.7

	$438.4	$498.1	$(59.7)	(12.0)%

Net premiums written decreased by $69.7 million, or 16.3%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, a higher percentage decrease than that of gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 18.4% of gross premiums written for the three months ended March 31, 2007 compared to 14.2% for the same period in 2006. In our property segment, we ceded 54.7% of gross premiums written for the three months ended March 31, 2007 compared to 43.9% for the three months ended March 31, 2006. In our casualty segment, we ceded 19.6% of gross premiums written for the three months ended March 31, 2007 compared to 12.5% for the three months ended March 31, 2006. We have increased the amount we ceded as we have been able to obtain adequate protection at cost-effective levels and in order to reduce the overall volatility of our insurance operations.

Net premiums earned decreased by $22.3 million, or 7.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 as a result of lower net premiums written. Net premiums earned for the three months ended March 31, 2007 was reduced by $10.5 million due to the cost of our property catastrophe reinsurance protection compared to $4.5 million during the three months ended March 31, 2006. The reduction in the amount of upward adjustments to premium estimates for our reinsurance segment also caused net premiums earned to decrease. Since adjustments on estimated premiums relate to prior years’ treaties, a larger portion of the associated premiums written are earned. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the three months ended March 31, 2007.

We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended March 31,
	2007	2006	2007	2006

Property	23.2%	24.1%	15.5%	15.9%
Casualty	28.6	26.2	43.4	42.7
Reinsurance	48.2	49.7	41.1	41.4

The increase in the percentage of casualty gross premiums written reflects the continued growth of our U.S. operations, where casualty gross premiums written increased by $3.8 million, or 19.9%. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance.

Net Investment Income and Realized Gains/Losses

Our invested assets are managed by two investment mangers affiliated with The Goldman Sachs Group, Inc., one of our principal shareholders. We also have investments in one hedge fund managed by a subsidiary of American International Group, Inc. (“AIG”). Our primary investment objective is the preservation of capital. A secondary objective is obtaining returns commensurate with a benchmark, primarily defined as 35% of the Lehman U.S. Government Intermediate Index, 40% of the Lehman Corp. 1-5 year A3/A- or Higher Index and 25% of the Lehman Securitized Index. We adopted this benchmark effective January 1, 2006.

Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net investment income earned during the three months ended March 31, 2007 was $72.6 million, compared to $62.0 million during the three months ended March 31, 2006. The $10.6 million, or 17.2%, increase was primarily the result of an approximate 21.7% increase in average aggregate invested assets from March 31, 2006 to March 31, 2007. Our aggregate invested assets grew due to positive operating cash flows, as well as the proceeds received from our initial public offering in July 2006. Offsetting this increase was a reduction in income from our hedge fund investments. We received an annual dividend of $2.1 million and $8.4 million from an investment in a high-yield bond fund during the three-month period ended March 31, 2007 and 2006, respectively. In addition, during the three months ended March 31, 2006, we received distributions of approximately $3.9 million in dividends-in-kind from three of our hedge funds based on the final 2005 asset values. Effective January 1, 2006, our class of shares or the rights and preferences of our class of shares changed, and as a result, we no longer receive dividends from these hedge funds. Investment management fees of $1.4 million and $1.2 million were incurred during the three months ended March 31, 2007 and 2006, respectively.

The annualized period book yield of the investment portfolio for the three months ended March 31, 2007 and 2006 was 4.7% and 4.3%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year. We continue to maintain a conservative investment posture. As of March 31, 2007, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s Investors Service, with an average duration of approximately 2.9 years as of March 31, 2007.

The following table shows the components of net realized investment (losses).

	Three Months Ended March 31,
	2007	2006
	($ in millions)

Net (loss) on fixed income investments	$(6.5)	$(5.7)
Net gain on interest rate swaps	—	0.5

Net realized investment (losses)	$(6.5)	$(5.2)

During the three months ended March 31, 2007, the net loss on fixed income investments included a write-down of approximately $9.4 million related to declines in the market value of securities in our available for sale portfolio which were considered to be other than temporary. The declines in market value on these securities were solely due to changes in interest rates. During the three months ended March 31, 2006, no declines in the market value of investments were considered to be other than temporary.

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

Net losses and loss expenses decreased by $40.0 million, or 19.4%, to $166.0 million for the three months ended March 31, 2007 from $206.0 million for the three months ended March 31, 2006. The primary reasons for the reduction in these expenses were favorable prior year loss development and lower earned premiums during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Because our net exposures tend to vary with net premiums earned, lower net premiums earned will reduce the ultimate loss reserve amount, and therefore, reduce the loss and loss expenses incurred. We were not exposed to any significant catastrophes during the three months ended March 31, 2007 and 2006. We have incurred approximately $3.7 million of reported losses, net of reinsurance from Windstorm Kyrill during the three months ended March 31, 2007. We expect that our ultimate total losses from Windstorm Kyrill will not exceed $10.0 million, net of reinsurance recoverable.

We recorded net favorable development related to prior years of approximately $26.1 million and nil during the three months ended March 31, 2007 and 2006, respectively. The following is a breakdown of the major factors contributing to the net favorable development for the three months ended March 31, 2007:

•	Net favorable development of $13.3 million, excluding catastrophes, for our property segment was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2006 accident year.

•	Net favorable development of $12.6 million related to Hurricanes Katrina, Rita and Wilma. As of March 31, 2007, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $443.4 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable development of $1.0 million primarily due to additional recoveries under our property catastrophe reinsurance protection related to Hurricane Frances.

•	Net unfavorable development of $0.7 million for our casualty segment, which included net unfavorable development of $27.8 million for accident years 2002 and 2005 due to a higher incidence of reported losses in our 2002 professional liability business and our 2005 general casualty business. This was offset by net favorable development of $27.1 million in our general casualty, professional liability and healthcare business due to actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2004 accident years.

We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available.

The loss and loss expense ratio for the three months ended March 31, 2007 was 57.9%, compared to 66.7% for the three months ended March 31, 2006. Net favorable development recognized in the three months ended March 31, 2007 reduced the loss and loss expense ratio by 9.1 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 67.0%. Comparatively, no prior year loss development was recognized for the three months ended March 31, 2006, thus the loss and loss expense ratio of 66.7% related solely to that period’s business.

The following table shows the components of the decrease in net losses and loss expenses of $40.0 million for the three months ended March 31, 2007 from the three months ended March 31, 2006.

	Three Months Ended
	March 31,		Dollar
	2007	2006	Change
	($ in millions)

Net losses paid	$119.2	$138.4	$(19.2)
Net change in reported case reserves	(21.0)	(11.8)	(9.2)
Net change in IBNR	67.8	79.4	(11.6)

Net losses and loss expenses	$166.0	$206.0	$(40.0)

Net losses paid have decreased $19.2 million, or 13.9%, to $119.2 million for the three months ended March 31, 2007 primarily due to lower claim payments relating to the 2004 and 2005 windstorms than the amount paid during the three months ended March 31, 2006. During the three months ended March 31, 2007, $35.4 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $85.4 million during the three months ended March 31, 2006. During the three months ended March 31, 2007, we recovered $9.4 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $17.2 million for the three months ended March 31, 2006.

The decrease in reported case reserves was due to continued payments on the 2004 and 2005 windstorms during the three months ended March 31, 2007.

The decrease in IBNR for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to net favorable loss development and a reduction in business written.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Net reserves for losses and loss expenses, January 1	$2,947.9	$2,689.1
Incurred related to:
Current period non-catastrophe	192.2	206.0
Current period property catastrophe	—	—
Prior period non-catastrophe	(12.6)	—
Prior period property catastrophe	(13.6)	—

Total incurred	$166.0	$206.0
Paid related to:
Current period non-catastrophe	0.8	0.9
Current period property catastrophe	—	—
Prior period non-catastrophe	83.0	52.1
Prior period property catastrophe	35.4	85.4

Total paid	$119.2	$138.4
Foreign exchange revaluation	0.4	0.2

Net reserve for losses and loss expenses, March 31	2,995.1	2,756.9
Losses and loss expenses recoverable	668.1	664.0

Reserve for losses and loss expenses, March 31	$3,663.2	$3,420.9

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

Acquisition costs were $29.2 million for the three months ended March 31, 2007 compared to $36.5 million for the three months ended March 31, 2006. Acquisition costs as a percentage of net premiums earned were 10.2% for the three months ended March 31, 2007, compared to 11.8% for the same period in 2006. The decrease in this rate was primarily due to an increase in ceded premiums, which increased our ceding commissions, during the three months ended March 31, 2007 compared to the same period in 2006, as well as a reduction in the commissions paid to IPCRe Underwriting Services Limited (“IPCUSL”) as our underwriting agency agreement with them was terminated in December 2006.

General and Administrative Expenses

General and administrative expenses increased by $12.9 million, or 63.5%, for the three months ended March 31, 2007 compared to the same period in 2006. The following is a breakdown of the major factors contributing to the increase:

•	Salary and employee welfare costs increased approximately $9.2 million. This included stock-based compensation costs incurred of $6.3 million for the three months ended March 31, 2007 compared to $0.4 million for the three months ended March 31, 2006. We also increased the number of staff by approximately 20%.

•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $1.2 million due to our new offices in Bermuda and Boston.

•	Information technology costs increased by approximately $1.1 million due to the amortization of hardware and software as well as consulting costs required as part of the development of our technological infrastructure.

Our general and administrative expense ratio was 11.6% for the three months ended March 31, 2007, which was higher than 6.6% for the three months ended March 31, 2006, primarily as a result of personnel and building and related expenses increasing relative to declining net premiums earned.

Our expense ratio was 21.8% for the three months ended March 31, 2007 compared to 18.4% for the three months ended March 31, 2006. The increase resulted primarily from increased general and administrative expenses, offset by a decrease in our acquisition costs.

Interest Expense

Interest expense increased $2.9 million, or 44.6%, to $9.4 million for the three months ended March 31, 2007 from $6.5 million for the three months ended March 31, 2006. Interest expense incurred during the three months ended March 31, 2007 represented one quarter of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.

Interest expense for the three months ended March 31, 2006 related to our $500.0 million seven-year term loan secured in March 2005. This loan was repaid in full during the three months ended September 30, 2006, using a portion of the proceeds from both our initial public offering (“IPO”), including the exercise in full by the underwriters of their over-allotment option, and the issuance of $500.0 million aggregate principal amount of senior notes. Interest on the term loan was based on LIBOR plus an applicable margin.

Net Income

Net income for the three months ended March 31, 2007 was $113.9 million compared to net income of $98.1 million for the three months ended March 31, 2006. The increase was primarily the result of favorable prior year loss development, as well as increased net investment income, which more than offset the reduction in net premiums earned. Net income for the three months ended March 31, 2007 included a small net foreign exchange loss and income tax expense of $1.0 million. Net income for the three months ended March 31, 2006 included a net foreign exchange loss of $0.5 million and an income tax recovery of $2.2 million.

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

Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” (acquisition cost ratio and general and administrative expense ratio combined) and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written.

Property Segment

The following table summarizes the underwriting results and associated ratios for the property segment for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Revenues
Gross premiums written	$101.9	$119.8
Net premiums written	46.1	67.2
Net premiums earned	44.5	49.1
Expenses
Net losses and loss expenses	$6.8	$33.3
Acquisition costs	0.3	(1.5)
General and administrative expenses	7.8	5.1
Underwriting income	29.6	12.2
Ratios
Loss and loss expense ratio	15.4%	67.9%
Acquisition cost ratio	0.8	(3.0)
General and administrative expense ratio	17.4	10.4
Expense ratio	18.2	7.4
Combined ratio	33.6	75.3

Comparison of Three Months Ended March 31, 2007 and 2006

Premiums.  Gross premiums written were $101.9 million for the three months ended March 31, 2007 compared to $119.8 million for the three months ended March 31, 2006, a decrease of $17.9 million, or 14.9%. The decrease in gross premiums written was primarily the result of a reduction in the volume of our energy business due to reduced exposures taken in response to market conditions. Gross premiums written for our energy business decreased $13.0 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The amount of general property business written decreased primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and increased competition for new and renewal business, partially offset by new business. Our U.S. offices increased gross premiums written by $4.6 million, or 87.0%, as we gained recognition in our selected markets.

Net premiums written decreased by $21.1 million, or 31.4%, a higher percentage decrease than that of gross premiums written. This was primarily the result of increasing the percentage of premiums ceded on our general property treaty from 35% to 55%. Overall, we ceded 54.7% of gross premiums written for the three months ended March 31, 2007 compared to 43.9% for the three months ended March 31, 2006. Net premiums earned decreased $4.6 million, or 9.4%, to $44.5 million for the three months ended March 31, 2007 from $49.1 million for the three months ended March 31, 2006. Net premiums earned for the three months ended March 31, 2007 were reduced by $10.5 million due to the cost of our property catastrophe reinsurance protection compared to $1.6 million during the three months ended March 31, 2006. The increase in the cost of our property catastrophe reinsurance protection was due to market rate increases resulting from 2004 and 2005 windstorms and changes in the level of coverage obtained, as well as internal changes in the structure of the program. We renewed our property catastrophe reinsurance treaty effective May 1, 2007 and have increased our retention on the treaty with the strengthening of our capital base and with the increased reinsurance cessions on our other property reinsurance treaties. The increased retention as well as improved rates on the property catastrophe treaty will result in an annual deposit premium that is approximately $23 million less than the prior treaty year. The overall percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums written prior to the three months ended March 31, 2007.

Net losses and loss expenses.  Net losses and loss expenses decreased by $26.5 million, or 79.6%, to $6.8 million for the three months ended March 31, 2007 from $33.3 million for the three months ended March 31, 2006. The decrease in net losses and loss expenses was primarily the result of net favorable development on prior year reserves.

Overall, our property segment recorded net favorable development of $25.7 million during the three months ended March 31, 2007 compared to net unfavorable development of $2.5 million for the three months ended March 31, 2006. The $25.7 million of net favorable development included the following:

•	Net favorable development of $13.3 million, primarily as a result of actual loss emergence for the general property business written in our Bermuda and U.S. offices being lower than the initial expected loss emergence for the 2006 accident year.

•	Net favorable development of $8.7 million for Hurricanes Katrina, Rita and Wilma.

•	Net favorable development of $3.7 million related to the 2004 windstorms.

The loss and loss expense ratio for the three months ended March 31, 2007 was 15.4% compared to 67.9% for the three months ended March 31, 2006. Net favorable development recognized in the three months ended March 31, 2007 reduced the loss and loss expense ratio by 57.7 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 73.1%. In comparison, net unfavorable development recognized in the three months ended March 31, 2006 increased the loss and loss expense ratio by 5.1 percentage points. Costs incurred in relation to our property catastrophe reinsurance protection on an earned basis were approximately $8.9 million greater in the three months ended March 31, 2007 than for the same period in 2006. The higher charge in 2007 resulted in lower net premiums earned and, thus, increased the loss and loss expense ratio.

Net paid losses for the three months ended March 31, 2007 and 2006 were $49.7 million and $51.9 million, respectively. During the three months ended March 31, 2007, approximately $23.5 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms compared to approximately $22.4 million during the three months ended March 31, 2006.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Net reserves for losses and loss expenses, January 1	$423.9	$543.7
Incurred related to:
Current period non-catastrophe	32.5	30.8
Current period property catastrophe	—	—
Prior period non-catastrophe	(13.3)	—
Prior period property catastrophe	(12.4)	2.5

Total incurred	$6.8	$33.3
Paid related to:
Current period non-catastrophe	0.8	—
Current period property catastrophe	—	—
Prior period non-catastrophe	25.4	29.5
Prior period property catastrophe	23.5	22.4

Total paid	$49.7	$51.9
Foreign exchange revaluation	0.4	0.2

Net reserve for losses and loss expenses, March 31	381.4	525.3
Losses and loss expenses recoverable	433.4	465.6

Reserve for losses and loss expenses, March 31	$814.8	$990.9

Acquisition costs.  Acquisition costs increased to $0.3 million for the three months ended March 31, 2007 from negative $1.5 million for the three months ended March 31, 2006. The negative cost represented ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio increased to 0.8% for the three months ended March 31, 2007 from negative 3.0% for the same period in 2006 primarily as a result of lower ceding commissions earned on reinsurance we purchased. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the ceding commission rates and amounts ceded will vary from renewal period to renewal period.

General and administrative expenses.  General and administrative expenses increased to $7.8 million for the three months ended March 31, 2007 from $5.1 million for the three months ended March 31, 2006. The increase in general and administrative expenses was attributable to increased salary and employee welfare costs, including stock-based compensation, increased building-related costs and higher costs associated with information technology. The increase in the general and administrative expense ratio from 10.4% for the three months ended March 31, 2006 to 17.4% for the same period in 2007 was the result of increased personnel costs, including stock-based compensation expenses, and increased costs due to the continued expansion of our U.S. distribution platform, while net premiums earned declined.

Casualty Segment

The following table summarizes the underwriting results and associated ratios for the casualty segment for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Revenues
Gross premiums written	$125.2	$130.5
Net premiums written	100.6	114.2
Net premiums earned	124.4	132.0
Expenses
Net losses and loss expenses	$90.4	$97.6
Acquisition cost	6.0	9.3
General and administrative expenses	15.3	9.9
Underwriting income	12.7	15.2
Ratios
Loss and loss expense ratio	72.6%	73.9%
Acquisition cost ratio	4.9	7.1
General and administrative expense ratio	12.3	7.5
Expense ratio	17.2	14.6
Combined ratio	89.8	88.5

Comparison of Three Months Ended March 31, 2007 and 2006

Premiums.  Gross premiums written decreased $5.3 million, or 4.1%, for the three months ended March 31, 2007 compared to the same period in 2006. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business. This was most noticeable for our Bermuda operations where gross premiums written decreased $10.7 million, or 13.1%. This reduction was partially offset by new business written and an increase in the amount of business written through our U.S. offices as a result of the continued buildup of staff and increased marketing efforts. During the three-month period ended March 31, 2007, gross premiums written in our four U.S. offices totaled approximately $22.7 million compared to $19.0 million in the prior period.

Net premiums written decreased $13.6 million, or 11.9%, from $114.2 million for the three months ended March 31, 2006 to $100.6 million for the three months ended March 31, 2007. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty business for the three months ended March 31, 2007 compared to the same period in 2006. We ceded 19.6% of gross premiums written for the three months ended March 31, 2007 compared to 12.5% for the three months ended March 31, 2006. We increased the percentage ceded on our general casualty business and also began to cede a portion of our healthcare business, on a proportional basis, during the three months ended March 31, 2007. We expect to continue to cede more business as we have established a treaty for a portion of our professional liability business effective as of April 1, 2007. Net premiums earned decreased $7.6 million, or 5.8%. The percentage decrease was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the three months ended March 31, 2007.

Net losses and loss expenses.  Net losses and loss expenses decreased to $90.4 million for the three months ended March 31, 2007 from $97.6 million for the three months ended March 31, 2006 primarily due to the reduction in net premiums earned. Overall, our casualty segment recorded net unfavorable development of $0.7 million during the three months ended March 31, 2007 compared to nil for the three months ended March 31, 2006. The $0.7 million net unfavorable development included the following:

•	Net unfavorable loss development of $13.6 million and $14.2 million for accident years 2002 and 2005, respectively. We have seen an increase in reported loss activity for 2002 professional liability and 2005 general casualty business written by our Bermuda subsidiary, and thus have increased our reserves for the increased loss activity.

•	Net favorable loss development of $17.3 million and $9.8 million for accident years 2003 and 2004, respectively. For our general casualty, professional liability and healthcare lines of business, actual loss emergence has been lower than the initial expected loss emergence for these accident years.

The net unfavorable development recognized increased the loss and loss expense ratio by 0.6 percentage points for the three months ended March 31, 2007. Thus, the loss and loss expense ratio related to the current period’s business was 72.0% for the three months ended March 31, 2007. Comparatively, no prior year loss development was recognized during the three months ended March 31, 2006, so the loss and loss expense ratio of 73.9% related to that period’s business. The decline in the current period loss ratio reflects lower than expected ultimate losses on professional liability and healthcare business due to favorable results in recent years.

Net paid losses for the three months ended March 31, 2007 and 2006 were $23.2 million and $36.4 million, respectively. The net paid losses for the three months ended March 31, 2006 included $25.0 million for a general liability loss that occurred during Hurricane Katrina.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Net reserves for losses and loss expenses, January 1	$1,691.2	$1,419.1
Incurred related to:
Current period non-catastrophe	89.7	97.6
Current period catastrophe	—	—
Prior period non-catastrophe	0.7	—
Prior period catastrophe	—	—

Total incurred	$90.4	$97.6
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	23.2	11.4
Prior period catastrophe	—	25.0

Total paid	$23.2	$36.4
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, March 31	1,758.4	1,480.3
Losses and loss expenses recoverable	201.5	142.4

Reserve for losses and loss expenses, March 31	$1,959.9	$1,622.7

Acquisition costs.  Acquisition costs decreased $3.3 million, or 35.5%, to $6.0 million for the three months ended March 31, 2007 from $9.3 million for the three months ended March 31, 2006. The decrease was primarily related to an increase in ceding commission income as we have increased the amount of reinsurance purchased on our general casualty business and began to cede a portion of our healthcare business.

General and administrative expenses.  General and administrative expenses increased from $9.9 million to $15.3 million for the three months ended March 31, 2006 and 2007, respectively. The 2.6 percentage point increase in the expense ratio from 14.6% for the three months ended March 31, 2006 to 17.2% for the same period in 2007 was primarily a result of increased personnel costs, including stock-based compensation expense, increased building-related costs, higher costs associated with information technology and increased costs due to the continued expansion of our U.S. distribution platform, while net premiums earned declined.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Revenues
Gross premiums written	$211.3	$247.8
Net premiums written	211.1	246.1
Net premiums earned	117.7	127.9
Expenses
Net losses and loss expenses	$68.8	$75.0
Acquisition costs	22.8	28.6
General and administrative expenses	10.2	5.3
Underwriting income	15.9	19.0
Ratios
Loss and loss expense ratio	58.4%	58.7%
Acquisition cost ratio	19.4	22.4
General and administrative expense ratio	8.6	4.2
Expense ratio	28.0	26.6
Combined ratio	86.4	85.3

Comparison of Three Months Ended March 31, 2007 and 2006

Premiums.  Gross premiums written were $211.3 million for the three months ended March 31, 2007 compared to $247.8 million for the three months ended March 31, 2006, a decrease of $36.5 million, or 14.7%. The decrease in gross premiums written for our reinsurance segment was primarily due to a reduction in the amount of upward adjustments on estimated premiums and non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions). Net adjustments on estimated premium resulted in a reduction of gross premiums written of approximately $1.1 million during the three months ended March 31, 2007 compared to a net increase of approximately $36.7 million for the three months ended March 31, 2006. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums. Also causing a decrease in gross premiums written was the fact that we did not renew certain treaties during the three months ended March 31, 2007. These reductions in gross premiums written were partially offset by new business written and an increase in our share on other treaties where the pricing and terms remained attractive. For the three months ended March 31, 2007, 84.6% of gross premiums written related to casualty risks and 15.4% related to property risks versus 76.4% related to casualty risks and 23.6% related to property risks for the three months ended March 31, 2006.

Net premiums written decreased by $35.0 million, or 14.2%, which is consistent with the decrease in gross premiums written. Net premiums earned decreased $10.2 million, or 8.0%, as a result of lower net premiums written, including the reduction in the amount of upward adjustments to premium estimates. Since adjustments on estimated premiums relate to prior years’ treaties, a larger portion of the associated premiums written are earned. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.

Net losses and loss expenses.  Net losses and loss expenses decreased from $75.0 million for the three months ended March 31, 2006 to $68.8 million for the three months ended March 31, 2007. The decrease in net losses and loss expenses was primarily due to lower earned premiums in the current period compared to the prior period. We recorded net favorable development of approximately $1.2 million during the three months ended March 31, 2007, which included net favorable loss development of approximately $3.9 million related to Hurricanes Katrina and Rita offset by net unfavorable loss development related to the 2004 windstorms of approximately $2.7 million. Comparatively, net favorable reserve development of approximately $2.5 million related to Hurricanes Katrina, Rita and Wilma was recognized in the three months ended March 31, 2006.

The loss and loss expense ratio for the three months ended March 31, 2007 was 58.4%, compared to 58.7% for the three months ended March 31, 2006. Net favorable development recognized in the three months ended March 31, 2007 reduced the loss and loss expense ratio by 1.0 percentage point. Thus, the loss and loss expense ratio related to the current period’s business was 59.4%. In comparison, net favorable loss development recognized in the three months ended March 31, 2006 reduced the loss and loss expense ratio by 1.9 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 60.6%.

Net paid losses were $46.3 million for the three months ended March 31, 2007 compared to $50.0 million for the three months ended March 31, 2006. The decrease reflects lower net losses paid in relation to the 2004 and 2005 windstorms from $38.0 million for the three months ended March 31, 2006 to $11.9 million for the three months ended March 31, 2007. This was partially offset by an increase in our non-catastrophe net paid losses, particularly in the casualty reinsurance lines where the net losses paid increased by approximately $14.8 million. The increase in net paid losses reflects the maturation of this longer-tailed casualty business.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three-month periods ended March 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Net reserves for losses and loss expenses, January 1	$832.8	$726.3
Incurred related to:
Current period non-catastrophe	70.0	77.5
Current period property catastrophe	—	—
Prior period non-catastrophe	—	—
Prior period property catastrophe	(1.2)	(2.5)

Total incurred	$68.8	$75.0
Paid related to:
Current period non-catastrophe	—	0.9
Current period property catastrophe	—	—
Prior period non-catastrophe	34.4	11.1
Prior period property catastrophe	11.9	38.0

Total paid	$46.3	$50.0
Foreign exchange revaluation	—	—
Net reserve for losses and loss expenses, March 31	855.3	751.3
Losses and loss expenses recoverable	33.2	56.0

Reserve for losses and loss expenses, March 31	$888.5	$807.3

Acquisition costs.  Acquisition costs decreased $5.8 million to $22.8 million for the three months ended March 31, 2007 from $28.6 million for the three months ended March 31, 2006 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio of 19.4% for the three-month period ended March 31, 2007 was lower than the 22.4% acquisition cost ratio for the three-month period ended March 31, 2006 primarily due to more contracts written on an excess of loss basis than on a proportional basis. Excess of loss reinsurance contracts typically charge lower acquisition costs than proportional reinsurance contracts. The acquisition cost ratio also decreased because we no longer pay a 6.5% override commission to IPCUSL as the underwriting agency agreement with IPCUSL was terminated in December 2006.

General and administrative expenses.  General and administrative expenses increased to $10.2 million for the three months ended March 31, 2007 from $5.3 million for the three months ended March 31, 2006. The increase was primarily the result of increased stock compensation costs, other personnel costs, building and related expenses and information technology costs.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses as of March 31, 2007 and December 31, 2006 were comprised of the following:

	Property		Casualty		Reinsurance		Total
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	($ in millions)

Case reserves	$504.3	$562.2	$182.9	$175.0	$206.1	$198.0	$893.3	$935.2
IBNR	310.5	330.1	1,777.0	1,698.8	682.4	672.9	2,769.9	2,701.8

Reserve for losses and loss expenses	814.8	892.3	1,959.9	1,873.8	888.5	870.9	3,663.2	3,637.0
Reinsurance recoverables	(433.4)	(468.4)	(201.5)	(182.6)	(33.2)	(38.1)	(668.1)	(689.1)

Net reserve for losses and loss expenses	$381.4	$423.9	$1,758.4	$1,691.2	$855.3	$832.8	$2,995.1	$2,947.9

We participate in certain lines of business where claims may not be reported for many years. Accordingly, management does not solely rely upon reported claims on these lines for estimating ultimate liabilities. As such, we also use statistical and actuarial methods to estimate ultimate expected losses and loss expenses. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on various factors including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. Ultimate losses and loss expenses may differ from our reserves, possibly by material amounts.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2007:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

Property	$814.8	$645.6	$932.5
Casualty	1,959.9	1,461.1	2,261.0
Reinsurance	888.5	609.2	1,041.6

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

Property	$381.4	$295.3	$444.1
Casualty	1,758.4	1,311.5	2,030.7
Reinsurance	855.3	573.0	996.6

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves.

Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have historically carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, 4% to 11% above the midpoint of the low and high estimates for the consolidated net loss and loss expenses. These long-tail lines of business include our entire casualty segment, as well as the general casualty, professional liability, facultative casualty and the international casualty components of our reinsurance segment. We believe that relying on the more conservative actuarial indications for these lines of business is prudent for a relatively new company. For a discussion of loss and loss expense reserve estimate, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses” in our Annual Report on Form 10-K filed with the SEC on March 19, 2007.

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of March 31, 2007 and December 31, 2006:

	Reinsurance Recoverable
	As of	As of
	Mar. 31,	Dec. 31,
	2007	2006
	($ in millions)

Ceded case reserves	$282.2	$303.9
Ceded IBNR reserves	385.9	385.2

Reinsurance recoverable	$668.1	$689.1

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A−.” Approximately 96% of ceded case reserves as of March 31, 2007 were recoverable from reinsurers who had an A.M. Best rating of “A−” or higher.

Liquidity and Capital Resources

General

As of March 31, 2007, our shareholders’ equity was $2.4 billion, a 6.1% increase compared to $2.2 billion as of December 31, 2006. The increase was a result of net income for the three-month period ended March 31, 2007 of $113.9 million, and an unrealized net increase of $25.0 million in the market value of our investments, net of deferred taxes, recorded in shareholders’ equity. The increase in the net unrealized gains was the result of other than temporary write-downs of $9.4 million due solely to changes in interest rates, which decreased the gross unrealized loss on our portfolio, as well as changes in market interest rates for the rest of our fixed-income portfolio.

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

At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of March 31, 2007, total trust account deposits were $712.6 million compared to $697.1 million as of December 31, 2006. In addition, Allied World Assurance Company, Ltd has access to up to $1 billion in letters of credit under secured letter of credit facilities with Citibank Europe plc. and Barclays Bank, PLC. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of March 31, 2007 and December 31, 2006, there were outstanding letters of credit totaling $834.3 million and $832.3 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $1,013.1 million as of March 31, 2007, compared to $993.9 million as of December 31, 2006.

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

In January 2005, we initiated a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $523.7 million and $298.3 million in securities on loan as of March 31, 2007 and December 31, 2006, respectively, with collateral held against such loaned securities amounting to $534.8 million and $304.7 million, respectively.

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

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from the issuance of common shares and senior notes, proceeds from debt financing and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, purchase reinsurance, pay general and administrative expenses and taxes and pay dividends and interest, with the remainder made available to our investment managers for investment in accordance with our investment policy.

Cash flows from operations for the three months ended March 31, 2007 were $157.8 million compared to $187.1 million for the three months ended March 31, 2006. The decrease in cash flows from operations was primarily due to lower net premiums written during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, offset by increased investment income.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $236.5 million in net cash for investing activities during the three months ended March 31, 2007 compared to $171.1 million during the three months ended March 31, 2006.

There were no financing cash flows for the three months ended March 31, 2007 and 2006.

Over the next two years, we expect to pay approximately $152 million in claims related to Hurricanes Katrina, Rita and Wilma and approximately $20 million in claims relating to the 2004 hurricanes and typhoons, net of reinsurance recoverable. On May 8, 2007, our board of directors declared a quarterly dividend of $0.15 per share, or approximately $9.0 million in aggregate, payable on June 14, 2007 to the shareholders of record as of May 29, 2007. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2007 and December 31, 2006, including a high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities. As of March 31, 2007 and December 31, 2006, net accumulated unrealized gains, net of income taxes, were $31.5 million and $6.5 million, respectively. This change reflected both movements in interest rates and the recognition of approximately $9.4 million of realized losses on securities that were considered to be impaired on an other-than-temporary-basis because of changes in interest rates. The maturity distribution of our fixed income portfolio (on a market value basis) as of March 31, 2007 and December 31, 2006 was as follows:

	March 31,	December 31,
	2007	2006
	($ in millions)

Due in one year or less	$200.7	$146.6
Due after one year through five years	2,402.3	2,461.6
Due after five years through ten years	575.5	335.3
Due after ten years	103.5	172.0
Mortgage-backed	1,897.1	1,823.9
Asset-backed	228.7	238.4

Total	$5,407.8	$5,177.8

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

The following were our financial strength ratings as of May 1, 2007:

A.M. Best Moody’s Standard & Poor’s	A/stable A2/stable* A−/stable

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. operating subsidiaries.

The following were our senior unsecured debt ratings as of May 1, 2007:

A.M. Best Moody’s Standard & Poor’s	bbb/stable Baa1/stable BBB/stable

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

On July 21, 2006, we issued $500.0 million aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable August 1 and February 1 each year, commencing February 1, 2007. We can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium, however, we currently have no intention of redeeming the notes. The senior notes include certain covenants that include:

•	Limitation on liens on stock of designated subsidiaries;

•	Limitation as to the disposition of stock of designated subsidiaries; and

•	Limitations on mergers, amalgamations, consolidations or sale of assets.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.

The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 200 basis points would cause an aggregate decrease in the market value of our investment portfolio (excluding cash and cash equivalents) of approximately $334 million, or 5.9%, on our portfolio valued at approximately $5.7 billion as of March 31, 2007, as set forth in the following table:

	Interest Rate Shift in Basis Points
	−200	−100	−50	0	+50	+100	+200
	($ in millions)

Total market value	$6,005.6	$5,838.6	$5,755.1	$5,671.8	$5,588.2	$5,504.7	$5,337.8
Market value change from base	333.8	166.8	83.3	0	(83.6)	(167.1)	(334.0)
Change in unrealized appreciation	333.8	166.8	83.3	0	(83.6)	(167.1)	(334.0)

As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of March 31, 2007, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk.

As of March 31, 2007, we held $1,897.1 million, or 30.8%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time.

We have invested $200 million in four hedge funds, the market value of which as of March 31, 2007 was $230.0 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

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

As of March 31, 2007 and December 31, 2006, 1.6% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the three months ended March 31, 2007 and 2006, approximately 17% was written in currencies other than the U.S. dollar. Of our business written in the year ended December 31, 2006, approximately 15% was written in currencies other than the U.S. dollar. With the increasing exposure from our expansion in Europe, we developed a hedging strategy during 2004 in order to minimize the potential loss of value caused by currency fluctuations. Thus, a hedging program was implemented in the second quarter of 2004 using foreign currency forward contract derivatives that expire in 90 days.

Our foreign exchange (losses) for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006 are set forth in the chart below.

	Three Months Ended		Year Ended
	March 31,		December 31
	2007	2006	2006
	($ in millions)

Realized exchange (losses) gains	$(0.5)	$(0.1)	$1.4
Unrealized exchange gains (losses)	0.5	(0.4)	(2.0)

Foreign exchange (losses)	$(0.0)	$(0.5)	$(0.6)

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our company’s disclosure controls and procedures were effective. We are a non-accelerated filer and will not be subject to the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our Annual Report on Form 10-K for the fiscal year 2007. As such, we are not required to disclose any material changes in our company’s internal control over financial reporting until we are subject to these requirements, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in Question 9 of the release captioned Frequently Asked Questions (revised October 6, 2004).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about November 8, 2005, we received a Civil Investigative Demand (“CID”) from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas relating to an investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of our business relationships with AIG and The Chubb Corporation, and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. The CID sought information regarding (i) contingent commission, placement service or other agreements that we may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by us in connection with the placement of insurance. On April 12, 2007, we reached a settlement of all matters under investigation by the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas in connection with this investigation. The settlement resulted in a charge of $2.1 million, which was previously reserved by us during the fourth quarter of 2006. In connection with the settlement, we entered into an Agreed Final Judgment and Stipulated Injunction with the State of Texas, pursuant to which we do not admit liability and deny the allegations made by the State of Texas. Specifically, we deny that any of our activities in the State of Texas violated antitrust laws, insurance laws or any other laws. Nevertheless, to avoid the uncertainty and expense of protracted litigation, we agreed to enter into the Agreed Final Judgment and Stipulated Injunction and settle these matters with the Attorney General of Texas. The outcome of this investigation may form a basis for investigations, civil litigation or enforcement proceedings by other state regulators, by policyholders or by other private parties, or other voluntary settlements that could have a negative effect on us.

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

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed pending the court’s analysis of any amended pleading filed by the class action plaintiffs. While this matter is in an early stage, and it is not possible to predict its outcome, the company does not currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

Item 1A.	Risk Factors.

Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2006 Annual Report on Form 10-K filed with the SEC, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.  Exhibits.

Exhibit
Number		Description

10	.1(1)†	Contract of Employment by and between Allied World Assurance Company (Europe) Limited and John Redmond.
10	.2(2)	Insurance Letters of Credit — Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc.
10	.3(2)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc.
10	.4(2)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A.
10	.5(3)†	Retirement and Consulting Agreement, dated effective as of March 31, 2007, by and between Allied World Assurance Company Holdings, Ltd and G. William Davis, Jr.
10.6		Form of Casualty Variable Quota Share Reinsurance Agreement, effective as of March 1, 2007, among Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited, Allied World Company (U.S.) Inc., Newmarket Underwriters Insurance Company and Harbor Point Services, Inc. on behalf of Federal Insurance Company.
10.7		Healthcare Liability Quota Share Reinsurance Contract, effective January 1, 2007, among Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Newmarket Underwriters Insurance Company, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited and Transatlantic Reinsurance Company and the other subscribing reinsurers.
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on January 16, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 6, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 23, 2007.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: May 10, 2007	/s/ Scott A. Carmilani Name: Scott A. Carmilani Title: President and Chief Executive Officer

Dated: May 10, 2007	/s/ Joan H. Dillard Name: Joan H. Dillard Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.1(1)†	Contract of Employment by and between Allied World Assurance Company (Europe) Limited and John Redmond.
10	.2(2)	Insurance Letters of Credit — Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc.
10	.3(2)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc.
10	.4(2)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A.
10	.5(3)†	Retirement and Consulting Agreement, dated effective as of March 31, 2007, by and between Allied World Assurance Company Holdings, Ltd and G. William Davis, Jr.
10.6		Form of Casualty Variable Quota Share Reinsurance Agreement, effective as of March 1, 2007, among Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited, Allied World Company (U.S.) Inc., Newmarket Underwriters Insurance Company and Harbor Point Services, Inc. on behalf of Federal Insurance Company.
10.7		Healthcare Liability Quota Share Reinsurance Contract, effective January 1, 2007, among Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Newmarket Underwriters Insurance Company, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited and Transatlantic Reinsurance Company and the other subscribing reinsurers.
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on January 16, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 6, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 23, 2007.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.