Form 10-Q
period 2007-06-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2007-08-10
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of August 3, 2007 was 60,412,446.

PART I
FINANCIAL INFORMATION
Item 1.      Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2007 and December 31, 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2007	2006
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2007: $5,737,857; 2006: $5,188,379)	$5,689,348	$5,177,812
Other invested assets available for sale, at fair value (cost: 2007: $202,016; 2006: $245,657)	227,173	262,557

Total investments	5,916,521	5,440,369
Cash and cash equivalents	270,571	366,817
Restricted cash	51,896	138,223
Securities lending collateral	503,517	304,742
Insurance balances receivable	450,612	304,261
Prepaid reinsurance	209,522	159,719
Reinsurance recoverable	679,198	689,105
Accrued investment income	56,355	51,112
Deferred acquisition costs	131,368	100,326
Intangible assets	3,920	3,920
Balances receivable on sale of investments	53,089	16,545
Net deferred tax assets	3,863	5,094
Other assets	45,175	40,347

Total assets	$8,375,607	$7,620,580

LIABILITIES:
Reserve for losses and loss expenses	$3,743,680	$3,636,997
Unearned premiums	1,018,347	813,797
Unearned ceding commissions	35,612	23,914
Reinsurance balances payable	122,344	82,212
Securities lending payable	503,517	304,742
Balances due on purchase of investments	21	—
Senior notes	498,629	498,577
Accounts payable and accrued liabilities	35,271	40,257

Total liabilities	$5,957,421	$5,400,496

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2007: 60,405,307 shares and 2006: 60,287,696 shares	1,812	1,809
Additional paid-in capital	1,833,737	1,822,607
Retained earnings	608,300	389,204
Accumulated other comprehensive (loss) income:
net unrealized (losses) gains on investments, net of tax	(25,663)	6,464

Total shareholders’ equity	2,418,186	2,220,084

Total liabilities and shareholders’ equity	$8,375,607	$7,620,580

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2007 and 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Gross premiums written	$530,549	$518,316	$968,955	$1,016,436
Premiums ceded	(143,962)	(147,978)	(224,524)	(218,595)

Net premiums written	386,587	370,338	744,431	797,841
Change in unearned premiums	(83,468)	(64,821)	(154,746)	(183,381)

Net premiums earned	303,119	305,517	589,685	614,460
Net investment income	73,937	54,943	146,585	116,944
Net realized investment losses	(1,481)	(10,172)	(7,965)	(15,408)

	375,575	350,288	728,305	715,996

EXPENSES:
Net losses and loss expenses	176,225	179,844	342,220	385,804
Acquisition costs	31,872	32,663	61,068	69,135
General and administrative expenses	34,432	26,257	67,635	46,579
Interest expense	9,482	7,076	18,856	13,527
Foreign exchange loss (gain)	532	(475)	564	70

	252,543	245,365	490,343	515,115

Income before income taxes	123,032	104,923	237,962	200,881
Income tax (recovery) expense	(255)	2,553	754	390

NET INCOME	123,287	102,370	237,208	200,491

Other comprehensive (loss)
Unrealized (losses) on investments arising during the period net of applicable deferred income tax recovery for three months 2007: $1,475; 2006: $312; and six months 2007: $2,292; 2006: $656	(58,625)	(28,328)	(40,092)	(73,044)
Reclassification adjustment for net realized losses included in net income	1,481	10,172	7,965	15,408

Other comprehensive loss	(57,144)	(18,156)	(32,127)	(57,636)

COMPREHENSIVE INCOME	$66,143	$84,214	$205,081	$142,855

PER SHARE DATA
Basic earnings per share	$2.04	$2.04	$3.95	$4.00
Diluted earnings per share	$1.96	$2.02	$3.81	$3.96
Weighted average common shares outstanding	60,397,591	50,162,842	60,028,523	50,162,842
Weighted average common shares and common share equivalents outstanding	62,874,235	50,682,557	62,277,010	50,637,809
Dividends declared per share	$0.15	$—	$0.30	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2007 and 2006
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
	Share	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084
Net income	—	—	—	237,208	237,208
Dividends	—	—	—	(18,112)	(18,112)
Other comprehensive loss	—	—	(32,127)	—	(32,127)
Stock compensation	3	11,130	—	—	11,133

June 30, 2007	$1,812	$1,833,737	$(25,663)	$608,300	$2,418,186

			Accumulated	Retained
		Additional	Other	Earnings
	Share	Paid-in	Comprehensive	(Accumulated
	Capital	Capital	Loss	Deficit)	Total
December 31, 2005	$1,505	$1,488,860	$(25,508)	$(44,591)	$1,420,266
Net income	—	—	—	200,491	200,491
Long-term incentive plan	—	1,941	—	—	1,941
Other comprehensive loss	—	—	(57,636)	—	(57,636)

June 30, 2006	$1,505	$1,490,801	$(83,144)	$155,900	$1,565,062

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2007 and 2006
(Expressed in thousands of United States dollars)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$237,208	$200,491
Adjustments to reconcile net income to cash provided by operating activities:
Net realized (gains) losses on sales of investments	(4,358)	10,476
Impairment charges for other-than-temporary impairments on investments	12,323	4,932
Amortization of premiums net of accrual of discounts on fixed maturities	(1,970)	7,489
Amortization and depreciation of fixed assets	3,992	1,780
Deferred income taxes	(1,062)	853
Stock compensation expense	11,763	5,675
Debt issuance expense	—	98
Amortization of discount and expenses on senior notes	210	—
Cash settlements on interest rate swaps	—	7,340
Mark to market on interest rate swaps	—	(6,896)
Insurance balances receivable	(146,351)	(133,428)
Prepaid reinsurance	(49,803)	(58,247)
Reinsurance recoverable	9,907	74,904
Accrued investment income	(5,243)	(3,459)
Deferred acquisition costs	(31,042)	(29,940)
Net deferred tax assets	2,293	(621)
Other assets	(6,199)	4,320
Reserve for losses and loss expenses	106,683	54,389
Unearned premiums	204,550	241,628
Unearned ceding commissions	11,698	2,261
Reinsurance balances payable	40,132	40,876
Accounts payable and accrued liabilities	(5,619)	(6,475)

Net cash provided by operating activities	389,112	418,446

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(1,797,082)	(3,085,731)
Purchases of other invested assets	(4,882)	(123,555)
Sales of fixed maturity investments	1,203,750	2,656,152
Sales of other invested assets	48,967	164,924
Changes in securities lending collateral received	(198,775)	(224,906)
Purchase of fixed assets	(4,651)	(7,406)
Change in restricted cash	86,327	28,168

Net cash used in investing activities	(666,346)	(592,354)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Changes in securities lending collateral	198,775	224,906
Dividends paid	(18,112)	—

Net cash provided by financing activities	180,663	224,906

Effect of exchange rate changes on cash and cash equivalents	325	225
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(96,246)	51,223
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	366,817	172,379

CASH AND CASH EQUIVALENTS, END OF PERIOD	$270,571	$223,602

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$2,808	$—
— Cash paid for interest expense	19,271	13,499
— Change in balance receivable on sale of investments	(36,544)	1,200
— Change in balance payable on purchase of investments	21	76,779

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
1.      GENERAL
     Allied World Assurance Company Holdings, Ltd (“Holdings”) was incorporated in Bermuda on November 13, 2001. Holdings, through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis.
     On July 11, 2006, Holdings sold 8,800,000 common shares in its initial public offering (“IPO”) at a public offering price of $34.00 per share. On July 19, 2006, Holdings sold an additional 1,320,000 common shares at $34.00 per share in connection with the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, a 1-for-3 reverse stock split of Holdings’ common shares was consummated on July 7, 2006. All share and per share amounts related to common shares, warrants, options and restricted stock units (“RSUs”) included in these condensed consolidated financial statements and footnotes have been restated to reflect the reverse stock split. The reverse stock split has been retroactively applied to the Company’s condensed consolidated financial statements.
2.      BASIS OF PREPARATION AND CONSOLIDATION
     These condensed consolidated financial statements include the accounts of Holdings and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:
•	The premium estimates for certain reinsurance agreements,

•	Recoverability of deferred acquisition costs,

•	The reserve for losses and loss expenses,

•	Valuation of ceded reinsurance recoverables and

•	Determination of other-than-temporary impairment of investments.
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
3.      NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
3.      NEW ACCOUNTING PRONOUNCEMENTS — (continued)
beginning after November 15, 2007, and interim periods within those fiscal years. The Company has determined that FAS 157 will not have a material impact on its financial statements upon its adoption for the Company’s fiscal year beginning January 1, 2008.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the Company’s results of operations or financial condition as of June 30, 2007.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of FAS 159 and its potential impact on future financial statements.
     In May 2007, the FASB issued FASB Staff Position FIN 46(R)-7 “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 states that investments shall not be subject to the consolidation requirements of FASB Interpretation No. 46(R) if such investments are accounted for in accordance with specialized accounting guidance published by the American Institute of Certified Public Accounting (“AICPA”) Audit and Accounting Guide, Investment Companies (the “Investment Companies Guide”). The Company is currently evaluating the provisions of FSP FIN 46(R)-7 and its potential impact on future financial statements.
     In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investees for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the Investment Companies Guide. For those entities that are investment companies under SOP 07-1, it also addresses whether the specialized industry accounting principles of the Investment Companies Guide, referred to as investment company accounting, should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the provisions of SOP 07-1 and its potential impact on future financial statements.
4.      INVESTMENTS
     The Company regularly reviews the carrying value of its investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then the Company records a realized loss in the statements of operations and comprehensive income in the period that it is determined.
     As of June 30, 2007, the unrealized losses from the securities held in the Company’s investment portfolio were primarily the result of rising interest rates. Following the Company’s review of the securities in its investment portfolio, 73 and 375 securities were

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4.      INVESTMENTS — (continued)
considered to be other-than-temporarily impaired for the three and six months ended June 30, 2007, respectively. Consequently, the Company recorded an other-than-temporary impairment charge, within “net realized investment losses” on the condensed consolidated statements of operations and comprehensive income, of $2,941 and $12,323 for the three and six months ended June 30, 2007, respectively. The Company recorded an other-than-temporary impairment charge, within “net realized investment losses” on the condensed consolidated statements of operations and comprehensive income, of $4,932 for the three and six months ended June 30, 2006.
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months:

	June 30, 2007		December 31, 2006
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less than 12 months
U.S. Government and Government agencies	$972,209	$(13,768)	$381,989	$(2,961)
Non U.S. Government and Government agencies	81,602	(1,259)	51,330	(620)
Corporate	857,208	(12,078)	545,902	(3,115)
Mortgage backed	1,402,874	(25,005)	856,533	(6,243)
Asset backed	105,284	(33)	—	—

	$3,419,177	$(52,143)	$1,835,754	$(12,939)

More than 12 months
U.S. Government and Government agencies	$271,603	$(4,617)	$338,072	$(6,645)
Non U.S. Government and Government agencies	22,666	(650)	515	(9)
Corporate	295,641	(4,272)	316,526	(4,527)
Mortgage backed	373,059	(4,006)	389,761	(4,121)
Asset backed	27,858	(5)	107,049	(456)

	$990,827	$(13,550)	$1,151,923	$(15,758)

	$4,410,004	$(65,693)	$2,987,677	$(28,697)

     On June 30, 2007, the Company sold its shares in the Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd. (the “LTO Fund”). At the time of sale, the LTO Fund had a cost of $45,493 and an estimated fair value of $45,977. The gain on the sale amounted to $484, which has been included in “net realized investment losses” in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2007. The estimated fair value of $45,977 has been included in “balances receivable on sale of investments” on the condensed consolidated balance sheets as of June 30, 2007. The Company received $41,379 from this sale on July 9, 2007 with the remainder being paid on July 23, 2007.
5.      DEBT AND FINANCING ARRANGEMENTS
     On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the Senior Notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.707% of their principal amount, providing an effective yield to investors of 7.542%. The Company used a portion of the proceeds from the Senior Notes to repay the outstanding amount of the existing credit agreement as well as to provide additional capital to its subsidiaries and for other general corporate purposes. As of June 30, 2007, the fair value of the Senior Notes as published by Bloomberg was 104.0% of their principal amount, or $520,000, providing an effective yield of 6.9%.
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
     Events of default include: (i) the default in the payment of any interest or principal on any outstanding notes, and the continuance of such default for a period of 30 days; (ii) the default in the performance, or breach, of any of the covenants in the indenture (other than a covenant added solely for the benefit of another series of debt securities) and continuance of such default or breach for a period

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
5.      DEBT AND FINANCING ARRANGEMENTS — (continued)
of 60 days after the Company has received written notice specifying such default or breach; and (iii) certain events of bankruptcy, insolvency or reorganization. Where an event of default occurs and is continuing, either the trustee of the Senior Notes or the holders of not less than 25% in principal amount of the Senior Notes may have the right to declare that all unpaid principal amounts and accrued interest then outstanding be due and payable immediately.
6.      INCOME TAXES
     Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom (“U.K.”) and Ireland. Holdings’ Bermuda subsidiaries currently do not file tax returns in Bermuda. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the fiscal years from 2003 to the present. The tax years open to examination by the Inland Revenue for the U.K. branches are fiscal years from 2005 to the present. The Company began operations in Ireland with the incorporation of Allied World Assurance Company (Europe) Limited on September 25, 2002, and remains subject to examinations by the Irish Revenue Commissioners for all years since the date of incorporation. To the best of the Company’s knowledge, there are no examinations pending by the U.S. Internal Revenue Service, the Inland Revenue or the Irish Revenue Commissioners.
     On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company did not record any unrecognized tax benefits or expenses. Management has deemed all material tax provisions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company will recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income. The Company has not recorded any interest or penalties during the three and six month periods ended June 30, 2007 and 2006 and has not accrued any payment of interest and penalties as of June 30, 2007 and December 31, 2006.
     The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2007.
7.      SHAREHOLDERS’ EQUITY
a)      Authorized shares
     The authorized share capital of the Company as of June 30, 2007 and December 31, 2006 was $10,000.
     The issued share capital consists of the following:

	June 30,	December 31,
	2007	2006
Common shares issued and fully paid, par value $0.03 per share	60,405,307	60,287,696

Share capital at end of period	$1,812	$1,809

     As of June 30, 2007, there were outstanding 32,295,898 voting common shares and 28,109,409 non-voting common shares.
b)      Dividends
     In March 2007, the Company declared a quarterly dividend of $0.15 per common share that was paid on April 5, 2007 to shareholders of record on March 20, 2007. The total dividend paid amounted to $9,052.
     In May 2007, the Company declared a quarterly dividend of $0.15 per common share that was paid on June 14, 2007 to shareholders of record on May 29, 2007. The total dividend paid amounted to $9,060.
8.      EMPLOYEE BENEFIT PLANS
a)      Employee option plan
     In 2001, the Company implemented the Allied World Assurance Company Holdings, Ltd 2001 Employee Warrant Plan, which was subsequently amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). The Plan was converted into a stock option plan as part of the IPO and the warrants

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
8.      EMPLOYEE BENEFIT PLANS — (continued)
a)      Employee option plan — (continued)
that were previously granted thereunder were converted to options and remain outstanding with the same exercise price and vesting period. Under the Plan, up to 2,000,000 common shares of Holdings may be issued. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. During the period from November 13, 2001 to December 31, 2002, the exercise price of the options issued was $24.27 per share, after giving effect to the extraordinary dividend mentioned below. The exercise prices of options issued subsequent to December 31, 2002 and prior to the IPO were based on the per share book value of the Company. In accordance with the Plan, the exercise prices of the options issued prior to the declaration of the extraordinary dividend in March 2005 were reduced by the per share value of the dividend declared. The exercise price of options issued subsequent to the IPO are determined by the compensation committee of the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Outstanding at beginning of period	1,195,990	1,036,322
Granted	252,150	179,328
Exercised	(160,280)	(10,118)
Forfeited	(23,296)	(9,542)

Outstanding at end of period	1,264,564	1,195,990

Weighted average exercise price per option	$30.95	$27.59
     The following table summarizes the exercise prices for outstanding employee stock options as of June 30, 2007.

		Weighted Average			Intrinsic Value
	Options	Remaining		Options	on Options
Exercise Price Range	Outstanding	Contractual Life		Exercisable	Exercisable
$23.61 - $26.94	424,083	4.97	years	424,083	$11,444
$28.08 - $31.47	402,248	7.64		189,841	4,112
$31.77 - $35.01	185,583	7.68		86,002	1,576
$41.00 - $43.50	234,150	9.52		—	—
$45.93 - $47.07	18,500	9.87		—	—

	1,264,564			699,926	$17,132

     Prior to the second quarter of 2006, the calculation of the compensation expense associated with the options had been made by reference to the book value per share of the Company as of the end of each period, and was deemed to be the difference between such book value per share and the exercise price of the individual options. The book value of the Company approximated its fair value. The use of a fair value other than the book value was first implemented for the period ended June 30, 2006. The fair value of each option outstanding at June 30, 2006 was determined using the Black-Scholes option-pricing model. Although the IPO was subsequent to June 30, 2006, the best estimate of the fair value of the common shares at that time was the IPO price of $34.00 per share. This amount was used in the model for June 30, 2006, and the Plan was accounted for as a “liability plan” in accordance with FAS No. 123(R) “Share Based Payment” (“FAS 123(R)”). The compensation expense recorded for the three and six months ended June 30, 2006 includes a one-time expense of $2,582, which is the difference between the fair value of the options using the Black-Scholes option-pricing model and the amount previously expensed.
     The combined amendment to the Plan and the IPO constituted a “modification” to the Plan in accordance with FAS 123(R). The modification to the Plan qualifies it as an “equity plan” in accordance with FAS 123(R) and as such, associated liabilities at the time of the modification have been, and future compensation expense will be, included in “additional paid-in capital” on the condensed consolidated balance sheets.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
8.      EMPLOYEE BENEFIT PLANS — (continued)
a)      Employee option plan — (continued)
     Assumptions used in the option-pricing model for the options revalued at the time of the IPO, and for those issued subsequent to the IPO are as follows:

			Options granted
	Options revalued	Options granted after	during the six
	as part of the IPO	the IPO and prior to	months ended
	July 11, 2006	December 31, 2006	June 30, 2007
Expected term of option	6.25 years	6.25 years	6.25 years
Weighted average risk-free interest rate	5.11%	4.64%	4.60%
Expected volatility	23.44%	23.68%	22.95%
Dividend yield	1.50%	1.50%	1.50%
Weighted average fair value on grant date	$11.08	$11.34	$12.08
     There is limited historical data available for the Company to base the expected term of the options. As these options are considered to have standard characteristics, the Company has used the simplified method to determine the expected life as set forth in the SEC’s Staff Accounting Bulletin 107. Likewise, as the Company became a public company in July 2006, there is limited historical data available to it on which to base the volatility of its common shares. As such, the Company used the average of five volatility statistics from comparable companies in order to derive the volatility values above. The Company has assumed a nil forfeiture rate in determining the compensation expense. This assumption implies that all outstanding options are expected to fully vest over the vesting periods.
     Compensation expense of $627 and $2,582 relating to the options has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2007 and 2006, respectively. Compensation expense of $1,316 and $2,582 relating to the options has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, the Company has recorded in “additional paid-in capital” on the condensed consolidated balance sheets amounts of $10,134 and $9,349, respectively, in connection with all options granted.
     As of June 30, 2007, there was $5,818 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $3,048.
b)      Stock incentive plan
     On February 19, 2004, the Company implemented the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan, which was subsequently amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, RSUs, dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date only RSUs have been granted. These RSUs generally vest in the fourth or fifth year from the original grant date, or pro-rata over four years from the date of the grant.

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Outstanding RSUs at beginning of period	704,372	127,163
RSUs granted	186,558	586,708
RSUs fully vested	(34,356)	(1,666)
RSUs forfeited	(27,917)	(7,833)

Outstanding RSUs at end of period	828,657	704,372

     For those RSUs outstanding at the time of the amendment, the modification to the Stock Incentive Plan required a revaluation of the RSUs based on the fair market value of the common shares at the time of the IPO. The vesting period remained the same. Subsequent to the IPO, compensation expense for the RSUs is based on the fair market value per common share of the Company as of the respective grant dates and is recognized over the vesting period. The modification of the Stock Incentive Plan changed the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
8.      EMPLOYEE BENEFIT PLANS — (continued)
b)      Stock incentive plan — (continued)
accounting from a liability plan to an equity plan in accordance with FAS 123(R). As such, all accumulated amounts due under the Stock Incentive Plan were transferred to “additional paid-in capital” on the condensed consolidated balance sheet.
     Compensation expense of $1,859 and $745 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2007 and 2006, respectively. Likewise, compensation expense of $3,846 and $1,152 relating to the issuance of RSUs has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007 and December 31, 2006, the Company has recorded $8,775 and $5,031, respectively, in “additional paid-in capital” on the condensed consolidated balance sheets in connection with the RSUs awarded. As of June 30, 2007, there was $22,486 of total unrecognized compensation expense related to unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 3.2 years.
c)      Long-term incentive plan
     On May 22, 2006, the Company implemented the Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. To date, 590,834 of these performance based equity awards have been granted. The awards granted in 2007 and 2006 will vest after the fiscal year ending December 31, 2009 and 2008, respectively, subject to the achievement of the performance conditions and terms of the LTIP.

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Outstanding LTIP awards at beginning of period	228,334	—
LTIP awards granted	392,500	228,334
LTIP awards subjected to accelerated vesting	(30,000)	—
LTIP awards forfeited	—	—

Outstanding LTIP awards at end of period	590,834	228,334

     Compensation expense of $2,960 and $1,941 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2007 and 2006, respectively. Compensation expense of $6,601 and $1,941 has been included in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2007 and 2006, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. For 2006, the Company’s IPO price per share of $34.00 was used. The LTIP is deemed to be an equity plan and as such, $10,482 and $3,882 has been included in “additional paid-in capital” on the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, there was $26,063 of total unrecognized compensation expense related to unvested LTIP awards. This expense is expected to be recognized over a weighted-average period of 2.2 years.
     In calculating the compensation expense, and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. The performance period for the LTIP awards issued in 2007 and 2006 is defined as the three consecutive fiscal-year periods beginning January 1, 2007 and 2006, respectively. The expense is recognized over the performance period.
     The total compensation expense of $5,447 and $5,268 relating to the stock options, RSUs and LTIP has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2007 and 2006, respectively. The total compensation expense of $11,763 and $5,675 relating to the stock options, RSUs and LTIP has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2007 and 2006, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
9.      EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share
Net income	$123,287	$102,370	$237,208	$200,491
Weighted average common shares outstanding	60,397,591	50,162,842	60,028,523	50,162,842

Basic earnings per share	$2.04	$2.04	$3.95	$4.00

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Diluted earnings per share
Net income	$123,287	$102,370	$237,208	$200,491
Weighted average common shares outstanding	60,397,591	50,162,842	60,028,523	50,162,842
Share equivalents:
Warrants and options	1,833,078	229,959	1,651,842	225,736
RSUs	340,305	213,645	351,913	211,175
LTIP awards	303,261	76,111	244,732	38,056

Weighted average common shares and common share equivalents outstanding — diluted	62,874,235	50,682,557	62,277,010	50,637,809

Diluted earnings per share	$1.96	$2.02	$3.81	$3.96

     For the three-month period ended June 30, 2007, a weighted average of 6,500 employee stock options were considered antidilutive and were therefore excluded from the calculation of the diluted earnings per share. For the six-month period ended June 30, 2007, a weighted average of 3,250 employee stock options were considered antidilutive and were therefore excluded from the calculation of the diluted earnings per share.
     For the three and six-month periods ended June 30, 2006, a weighted average of 5,500,000 founder warrants and 17,334 employee warrants that were anti-dilutive have been excluded from the calculation of the diluted earnings per share.
10.      LEGAL PROCEEDINGS
     On or about November 8, 2005, the Company received a Civil Investigative Demand (“CID”) from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas relating to an investigation into (1) the possibility of restraint of trade in one or more markets within the State of Texas arising out of our business relationships with American International Group, Inc. (“AIG”) and The Chubb Corporation (“Chubb”), and (2) certain insurance and insurance brokerage practices, including those relating to contingent commissions and false quotes, which are also the subject of industry-wide investigations and class action litigation. The CID also sought information regarding (i) contingent commission, placement service or other agreements that the Company may have had with brokers or producers, and (ii) the possibility of the provision of any non-competitive bids by the Company in connection with the placement of insurance. In April 2007, the Company reached a settlement of all matters under investigation by the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas. This settlement amounted to $2,100 which had been reserved for and included in “general and administrative expenses” in the consolidated statement of operations and comprehensive income for the year ended December 31, 2006. This amount was paid to the State of Texas on April 16, 2007.
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
     The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
10.      LEGAL PROCEEDINGS — (continued)
that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have charged. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed pending the court’s analysis of any amended pleading filed by the class action plaintiffs. While this matter is in an early stage, and it is not possible to predict its outcome, the Company does not currently believe that the outcome will have a material adverse effect on the Company’s operations or financial position.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
11.      SEGMENT INFORMATION — (continued)
     The following table provides a summary of the segment results for the three and six months ended June 30, 2007 and 2006.

Three Months Ended June 30, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$156,463	$188,091	$185,995	$530,549
Net premiums written	58,947	141,620	186,020	386,587
Net premiums earned	48,318	123,715	131,086	303,119
Net losses and loss expenses	(34,149)	(60,908)	(81,168)	(176,225)
Acquisition costs	(105)	(5,033)	(26,734)	(31,872)
General and administrative expenses	(8,163)	(16,711)	(9,558)	(34,432)

Underwriting income	5,901	41,063	13,626	60,590
Net investment income				73,937
Net realized investment losses				(1,481)
Interest expense				(9,482)
Foreign exchange loss				(532)

Income before income taxes				$123,032

Loss and loss expense ratio	70.7%	49.2%	61.9%	58.1%
Acquisition cost ratio	0.2%	4.1%	20.4%	10.5%
General and administrative expense ratio	16.9%	13.5%	7.3%	11.4%

Combined ratio	87.8%	66.8%	89.6%	80.0%

Three Months Ended June 30, 2006	Property	Casualty	Reinsurance	Total
Gross premiums written	$166,861	$200,004	$151,451	$518,316
Net premiums written	44,756	172,725	152,857	370,338
Net premiums earned	45,955	133,321	126,241	305,517
Net losses and loss expenses	(24,729)	(82,411)	(72,704)	(179,844)
Acquisition costs	777	(6,955)	(26,485)	(32,663)
General and administrative expenses	(6,845)	(13,118)	(6,294)	(26,257)

Underwriting income	15,158	30,837	20,758	66,753
Net investment income				54,943
Net realized investment losses				(10,172)
Interest expense				(7,076)
Foreign exchange gain				475

Income before income taxes				$104,923

Loss and loss expense ratio	53.8%	61.8%	57.6%	58.9%
Acquisition cost ratio	(1.7)%	5.2%	21.0%	10.7%
General and administrative expense ratio	14.9%	9.9%	5.0%	8.6%

Combined ratio	67.0%	76.9%	83.6%	78.2%

Six Months Ended June 30, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$258,328	$313,280	$397,347	$968,955
Net premiums written	105,079	242,265	397,087	744,431
Net premiums earned	92,809	248,124	248,752	589,685
Net losses and loss expenses	(41,014)	(151,275)	(149,931)	(342,220)
Acquisition costs	(437)	(11,071)	(49,560)	(61,068)
General and administrative expenses	(15,920)	(32,018)	(19,697)	(67,635)

Underwriting income	35,438	53,760	29,564	118,762
Net investment income				146,585
Net realized investment losses				(7,965)
Interest expense				(18,856)
Foreign exchange loss				(564)

Income before income taxes				$237,962

Loss and loss expense ratio	44.2%	61.0%	60.3%	58.0%
Acquisition cost ratio	0.4%	4.4%	19.9%	10.4%
General and administrative expense ratio	17.2%	12.9%	7.9%	11.5%

Combined ratio	61.8%	78.3%	88.1%	79.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
11.      SEGMENT INFORMATION — (continued)

Six Months Ended June 30, 2006	Property	Casualty	Reinsurance	Total
Gross premiums written	$286,680	$330,498	$399,258	$1,016,436
Net premiums written	111,953	286,919	398,969	797,841
Net premiums earned	95,057	265,303	254,100	614,460
Net losses and loss expenses	(58,048)	(180,014)	(147,742)	(385,804)
Acquisition costs	2,258	(16,274)	(55,119)	(69,135)
General and administrative expenses	(11,960)	(22,980)	(11,639)	(46,579)

Underwriting income	27,307	46,035	39,600	112,942
Net investment income				116,944
Net realized investment losses				(15,408)
Interest expense				(13,527)
Foreign exchange loss				(70)

Income before income taxes				$200,881

Loss and loss expense ratio	61.1%	67.9%	58.1%	62.8%
Acquisition cost ratio	(2.4)%	6.1%	21.7%	11.2%
General and administrative expense ratio	12.6%	8.7%	4.6%	7.6%

Combined ratio	71.3%	82.7%	84.4%	81.6%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three and six months ended June 30, 2007 and 2006. All inter-company premiums have been eliminated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Bermuda	$302,480	$267,735	$593,082	$624,125
United States	34,203	49,589	57,113	71,640
Europe	49,904	53,014	94,236	102,076

Total net premium written	$386,587	$370,338	$744,431	$797,841

12.      SUBSEQUENT EVENT
     On August 7, 2007, the Company declared a quarterly dividend of $0.15 per common share, payable on September 13, 2007 to shareholders of record on August 28, 2007.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “our company,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only.
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
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our insurance subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of June 30, 2007, we had $8.4 billion of total assets, $2.4 billion of shareholders’ equity and $2.9 billion of total capital, which includes shareholders’ equity and senior notes.
     During the three months ended June 30, 2007, we continued to see rate declines and increased competition across all of our operating segments. Increased competition principally resulted from increased capacity in the insurance and reinsurance marketplaces. We believe the trend of increased capacity and decreasing rates will continue during the remainder of 2007. Given this trend, we continue to be selective in the policies and reinsurance contracts we underwrite. Our consolidated gross premiums written decreased $47.4 million, or 4.7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, while our consolidated gross premiums written increased $12.2 million, or 2.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in gross premiums written during the three months ended June 30, 2007 was primarily due to increased gross premiums written for our reinsurance segment, partially offset by decreased gross premiums written in our property and casualty segments. Our net income for the three months ended June 30, 2007 increased $20.9 million, or 20.4%, to $123.3 million compared to $102.4 million for the three months ended June 30, 2006. Net income for the three months ended June 30, 2007 included net investment income of $73.9 million compared to $54.9 million for the three months ended June 30, 2006. Our net income for the six months ended June 30, 2007 increased $36.7 million, or 18.3%, to $237.2 million compared to $200.5 million for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 included net investment income of $146.6 million compared to $116.9 million for the six months ended June 30, 2006.
     Our direct insurance business (consisting of our property and casualty segments) made up 59.0% of our business mix on a gross premiums written basis for the six months ended June 30, 2007, compared to 60.7% for the six months ended June 30, 2006. The decrease in our business mix for our direct insurance business is primarily due to lower gross premiums written in our property and casualty segments for the reasons discussed herein. Our property, casualty and reinsurance segments comprised 26.7%, 32.3% and 41.0%, respectively, of gross premiums written for the six months ended June 30, 2007 compared to 28.2%, 32.5% and 39.3%, respectively, for the six months ended June 30, 2006.

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
Expenses
     Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses are comprised of paid losses and reserves for losses less recoveries from reinsurers. Losses and loss expenses reserves are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. In accordance with accounting principles generally accepted in the United States of America, we reserve for catastrophic losses as soon as the loss event is known to have occurred. Acquisition costs consist principally of commissions, brokerage fees and insurance taxes that are typically a percentage of the premiums on insurance policies or reinsurance contracts written, net of any commissions received by us on risks ceded to reinsurers. General and administrative expenses include personnel expenses including stock-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense, increased rent expense for our new Bermuda premises and additional amortization expense for building-related and infrastructure expenditures. We believe this trend will continue during the remainder of 2007.
Ratios
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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs and other-than-temporary impairment of investments. For a detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report, except as discussed below related to our reserve for losses and loss expenses.
Reserve for Losses and Loss Expenses
     The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as “case reserves” and reserves for losses incurred but not reported or “IBNR”. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. There is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require substantial judgment because they relate to unreported events that, based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company. IBNR also includes a provision for the development of losses that are known to have occurred, but for which a specific amount has not yet been reported. IBNR may also include a provision for estimated development of known case reserves.

     The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves.
     Reserves for losses and loss expenses as of June 30, 2007 and December 31, 2006 were comprised of the following:

	As of	As of
	June 30,	Dec. 31,
	2007	2006
	($ in millions)
Case reserves	$903.9	$935.2
IBNR	2,839.8	2,701.8

Reserve for losses and loss expenses	3,743.7	3,637.0
Reinsurance recoverable	(679.2)	(689.1)

Net reserve for losses and loss expenses	$3,064.5	$2,947.9

     Estimating reserves for our property segment relies primarily on traditional loss reserving methodologies, utilizing selected paid and reported loss development factors. In property lines of business, claims are generally reported and paid within a relatively short period of time (“shorter tail lines”) during and following the policy coverage period. This generally enables us to determine with greater certainty our estimate of ultimate losses and loss expenses.
     Our casualty segment includes general liability risks, healthcare and professional liability risks. Our average attachment points for these lines are high, making reserving for these lines of business more difficult than shorter tail lines. Claims may be reported or settled several years after the coverage period has terminated (“longer tail lines”). We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience.
     Our reinsurance segment is comprised of shorter tail lines similar to our property segment and longer tail lines similar to our casualty segment. Our reinsurance treaties are reviewed individually, based upon individual characteristics and loss experience emergence.
     Loss reserves on assumed reinsurance have unique features that make them more difficult to estimate. Reinsurers have to rely upon the cedents and reinsurance intermediaries to report losses in a timely fashion. Reinsurers must rely upon cedents to price the underlying business appropriately. Reinsurers have less predictable loss emergence patterns than direct insurers, particularly when writing excess of loss treaties. We establish loss reserves upon receipt of advice from a cedent that a reserve is merited. Our claims staff may establish additional loss reserves where, in their judgment, the amount reported by a cedent is potentially inadequate.
     For excess of loss treaties, cedents generally are required to report in timely fashion losses that either exceed 50% of the retention, have a reasonable probability of exceeding the retention or meet serious injury reporting criteria. All reinsurance claims that are reserved are reviewed at least every six months. For proportional treaties, cedents are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted 60 to 90 days after the close of the reporting period. Some proportional treaties have specific language regarding earlier notice of serious claims.
     Reinsurance generally has a greater time lag than direct insurance in the reporting of claims. The time lag is caused by the claim first having to be reported to the cedent, then the intermediary (such as a broker) and finally the reinsurer. This lag can be up to six months or longer in certain cases. There is also a time lag because the insurer may not be required to report claims to the reinsurer until certain reporting criteria are met. In some instances this could be several years, while a claim is being litigated. We use reporting factors from the Reinsurance Association of America to adjust for time lags. We also use historical treaty-specific reporting factors when applicable. Loss and premium information are entered into our reinsurance system by our claims department and our accounting department.
     We record the individual case reserves sent to us by the cedents through reinsurance intermediaries. Individual claims are reviewed by our reinsurance claims department and adjusted as deemed appropriate. The loss data received from reinsurance intermediaries is checked for reasonableness and for any known events. The loss listings are reviewed during routine claim audits.
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
     During the three months ended June 30, 2007, we adjusted our reliance on actuarial methods utilized for certain lines of business and loss years within our casualty segment from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. Placing greater reliance on more responsive actuarial methods for certain lines of business and loss years within our casualty segment is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient historical experience to utilize other acceptable actuarial methodologies.
     We expect that the trend of placing greater reliance on more responsive actuarial methods, for example from the expected loss ratio method to the Bornhuetter-Ferguson reported loss method, to continue as both (1) our loss years mature and become more statistically reliable and (2) as we build databases of our internal loss development patterns. In this instance, the expected loss ratio remains a key assumption as the Bornhuetter-Ferguson methods rely upon an expected loss ratio selection and a loss development pattern selection.
     The maturing of our casualty segment loss reserves has caused us to reduce what we believe is a reasonably likely variance in the expected loss ratios for older loss years. As of June 30, 2007, we believe a reasonably likely variance in our expected loss ratio for the 2002 and 2003 loss years is six and eight percentage points, respectively. This is a reduction from ten percentage points as of December 31, 2006. We believe the reasonably likely variance in the expected loss ratio for all other loss years continues to be ten percentage points. As a result, we have lowered the reasonably likely variance of our aggregate expected loss ratio for our casualty insurance and casualty reinsurance lines of business to nine percentage points as of June 30, 2007 from ten percentage points as of December 31, 2006. If our final casualty insurance and reinsurance loss ratios vary by nine percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $374 million. The $374 million is greater than the reasonably likely variance as of December 31, 2006 due to a larger net earned premium base to which the change in the expected loss ratio was applied. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide. This would result in either an increase or decrease to net income and shareholders’ equity of approximately $374 million. As of June 30, 2007, this represented approximately 15.5% of shareholders’ equity. In terms of liquidity, our contractual obligations for reserve for losses and loss expenses would also decrease or increase by $374 million after reinsurance recoverable. If our obligations were to increase by $374 million, we believe we currently have sufficient cash and investments to meet those obligations. We believe showing the impact of an increase or decrease in the expected loss ratios is useful information despite the fact we have realized only net positive prior year loss development each calendar year. We continue to use industry benchmarks to determine our expected loss ratios, and these industry benchmarks have implicit in them both positive and negative loss development, which we incorporate into our selection of the expected loss ratios.
     While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced (i.e., favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined.

Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)
Gross premiums written	$530.5	$518.3	$969.0	$1,016.4

Net premiums written	386.6	370.3	744.4	797.8

Net premiums earned	303.1	305.5	589.7	614.5
Net investment income	73.9	54.9	146.6	116.9
Net realized investment losses	(1.5)	(10.2)	(8.0)	(15.4)

	$375.5	$350.2	$728.3	$716.0

Net losses and loss expenses	$176.2	$179.8	$342.2	$385.8
Acquisition costs	31.9	32.7	61.1	69.1
General and administrative expenses	34.4	26.2	67.6	46.6
Interest expense	9.5	7.1	18.9	13.5
Foreign exchange loss (gain)	0.5	(0.5)	0.5	0.1

	$252.5	$245.3	$490.3	$515.1

Income before income taxes	$123.0	$104.9	$238.0	$200.9
Income tax (recovery) expense	(0.3)	2.5	0.8	0.4

Net income	$123.3	$102.4	$237.2	$200.5

Ratios
Loss and loss expense ratio	58.1%	58.9%	58.0%	62.8%
Acquisition cost ratio	10.5	10.7	10.4	11.2
General and administrative expense ratio	11.4	8.6	11.5	7.6
Expense ratio	21.9	19.3	21.9	18.8
Combined ratio	80.0	78.2	79.9	81.6
Comparison of Three Months Ended June 30, 2007 and 2006
Premiums
     Gross premiums written increased by $12.2 million, or 2.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was primarily the result of increased gross premiums written for our reinsurance segment, partially offset by decreased gross premiums written for our property and casualty segments. Our reinsurance segment increased gross premiums written by $34.5 million, or 22.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily as a result of the renewal of one large treaty, which previously renewed in the third quarter of 2006. Our property and casualty segments had a reduction in gross premiums written of $10.4 million, or 6.2%, and $11.9 million, or 6.0%, respectively, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The reduced gross premiums written for our property and casualty segments was the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business.
     The table below illustrates our gross premiums written by geographic location for the three months ended June 30, 2007 and 2006.

	Three Months
	Ended June 30,
			Dollar	Percentage
	2007	2006	Change	Change
	($ in millions)
Bermuda	$392.4	$379.7	$12.7	3.3%
Europe	81.6	79.1	2.5	3.2
United States	56.5	59.5	(3.0)	(5.0)

	$530.5	$518.3	$12.2	2.4%

     The increase in gross premiums written by our Bermuda office was primarily due to the renewal of one large reinsurance treaty discussed above, partially offset by lower property and casualty gross premiums written. The decrease in gross premiums written by our U.S. offices was the result of lower gross premiums written by the general casualty and healthcare lines of business due to rate decreases from increased competition for new and renewal business partially offset by increased premiums for general property business.
     Net premiums written increased by $16.3 million, or 4.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, a higher percentage increase than that of gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 27.1% of gross premiums written for the three months ended June 30, 2007 compared to 28.6% for the same period in 2006. The lower percentage of ceded gross premiums written was due to the following:
•	In our property segment, we renewed our property catastrophe reinsurance treaty effective May 1, 2007 and have increased our retention on the treaty with the strengthening of our capital base and with the increased reinsurance cessions on our general property reinsurance treaty. The increased retention as well as improved rates on the property catastrophe treaty resulted in approximately $23.0 million less annual premium being paid to our reinsurers than in the prior treaty year. In addition, we did not renew our energy treaty, which expired effective June 1, 2007. We increased reinsurance cessions on our general property reinsurance treaty from 45% to 55%, which partially offset these reductions.

•	Since we did not purchase any retrocession coverage for our reinsurance segment during the three months ended June 30, 2007, the increase in gross premiums written in this segment had the affect of lowering the percentage of ceded premiums.

•	Partially offsetting these factors was higher premium cessions in our casualty segment. In our casualty segment, we increased the percentage ceded on our general casualty business and began to cede a portion of our healthcare business and professional liability business during 2007. We increased the amount we cede as we have been able to obtain adequate protection at cost-effective levels and in order to reduce the overall volatility of our insurance operations.
     Net premiums earned decreased by $2.4 million, or 0.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This was due to lower net premiums earned for our casualty segment partially offset by increased net premiums earned for our property and reinsurance segments. The decrease in casualty net premiums earned was due to lower net premiums written. In our property segment, net premiums earned for the three months ended June 30, 2007 increased by $2.9 million due to premium returned on our prior property catastrophe reinsurance treaty that expired in May 2007. The returned premium was due to the final calculation of the deposit premium. We did not receive any returned premium during the three months ended June 30, 2006. The increased net premiums earned for our reinsurance segment was due to higher net premiums written, partially offset by the lower upward adjustments to premium estimates for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Adjustments on estimated premiums also impact net premiums earned as they relate to prior years’ treaties, which have already been fully or partially earned.
     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis.

	Gross		Net
	Premiums Written		Premiums Earned
	Three Months Ended June 30,
	2007	2006	2007	2006
Property	29.5%	32.2%	15.9%	15.0%
Casualty	35.5	38.6	40.8	43.7
Reinsurance	35.0	29.2	43.3	41.3
     The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance.
Net Investment Income and Realized Gains/Losses
     Our invested assets are managed by two investment managers affiliated with The Goldman Sachs Group, Inc., one of our principal shareholders. We also have investments in one hedge fund managed by a subsidiary of American International Group, Inc. (“AIG”). Our primary investment objective is the preservation of capital. A secondary objective is obtaining returns commensurate with a benchmark, primarily defined as 35% of the Lehman U.S. Government Intermediate Index, 40% of the Lehman Corp. 1-5 year A3/A- or Higher Index and 25% of the Lehman Securitized Index.
     Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net investment income increased by $19.0 million, or 34.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was primarily the result of increased interest rates and an approximate 21.0% increase in the market value of the average aggregate invested assets from June 30, 2006 to June 30, 2007. Our aggregate invested assets grew due to positive operating cash flows as well as the proceeds received from our initial public offering of common shares (“IPO”) in July 2006. Investment management fees of $1.6 million and $1.1 million were incurred during the three months ended June 30, 2007 and 2006, respectively.
     The annualized period book yield of the investment portfolio for the three months ended June 30, 2007 and 2006 was 4.8% and 4.2%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year. We continue to maintain a conservative investment posture. As of June 30, 2007, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s Investors Service (“Moody’s”), with an average duration of approximately 2.96 years as of June 30, 2007.
     During the three months ended June 30, 2007, we recognized $1.5 million in net realized losses from the sale of securities, which included a write-down of approximately $2.9 million related to declines in market value of securities on our available for sale portfolio that were considered to be other than temporary. Comparatively, during the three months ended June 30, 2006, we recognized $10.2 million in net realized losses on investments, which included a write-down of approximately $4.9 million related to declines in market value of securities on our available for sale portfolio that were considered to be other than temporary. The declines in market value of these securities were solely due to changes in interest rates. Partially offsetting net realized losses for the three months ended June 30, 2007 were $0.5 million in realized gains from the sale of our shares in the Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd.
 Net Losses and Loss Expenses
     Net losses and loss expenses incurred are comprised of three main components:
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
     Net losses and loss expenses decreased by $3.6 million, or 2.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The primary reasons for the reduction in these expenses were higher net favorable reserve development related to prior years and lower net premiums earned during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Because our net exposures tend to vary with net premiums earned, lower net premiums earned will reduce the ultimate loss reserve amount, and therefore, reduce the losses and loss expenses incurred. We were not subject to any material losses from catastrophes during the three months ended June 30, 2007 and 2006.
     We recognized net favorable reserve development related to prior years of approximately $32.4 million and $29.0 million during the three months ended June 30, 2007 and 2006, respectively. The following is a breakdown of the major factors contributing to the net favorable development for the three months ended June 30, 2007:
•	Net favorable reserve development of $30.4 million for our casualty segment was primarily comprised of $74.8 million of favorable reserve development related to low loss emergence in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 accident years, and our general casualty line of business for the 2004 accident year.

These favorable reserve developments were partially offset by $46.7 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 accident years.

•	Net unfavorable reserve development of $2.9 million, excluding the 2004 and 2005 windstorms, for our property segment was comprised of $16.0 million of unfavorable reserve development, which primarily related to higher loss emergence than expected in our general property line of business for the 2004 and 2005 accident years and in our energy line of business for the 2006 accident year, and which was partially offset by $13.1 million of favorable reserve development primarily in our general property line of business for the 2003 and 2006 accident years.

•	Net favorable reserve development of $1.6 million for our European property business related to the 2004 windstorms. We had no prior year loss reserve development related to Hurricanes Katrina, Rita and Wilma during the three months ended June 30, 2007 and June 30, 2006, respectively.

•	Net favorable reserve development of $3.3 million, excluding the 2004 and 2005 windstorms, for our reinsurance segment comprised of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 accident years and $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 accident years.
     The following is a breakdown of the major factors contributing to the $29.0 million in net favorable reserve development for the three months ended June 30, 2006:
•	Net reserves relating to casualty lines were favorably adjusted by approximately $16.2 million due to benign development on 2002 and 2003 accident year business written by our Bermuda and European offices, partially offset by some unfavorable reserve development on certain claims relating to casualty business written in the United States.

•	Net reserves for our property segment were reduced by approximately $8.4 million. The reduction was primarily due to loss reserve development on our general property business for the 2004 and 2005 accident years, excluding the 2004 and 2005 windstorms, trending more favorably than anticipated. Partially offsetting this was an increase in reserves related to our energy business, which had increased claims costs as a result of rising commodity prices.

•	In addition, net favorable reserve development of approximately $4.4 million was recognized in our reinsurance segment during the three months ended June 30, 2006 as loss activity on our property reinsurance book for the 2003 accident year developed at a lower than expected rate.
     We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available.
     The loss and loss expense ratio for the three months ended June 30, 2007 was 58.1% compared to 58.9% for the three months ended June 30, 2006. Net favorable reserve development recognized in the three months ended June 30, 2007 reduced the loss and loss expense ratio by 10.7 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 68.8%. Net favorable reserve development recognized in the three months ended June 30, 2006 reduced the loss and loss expense ratio by 9.5 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 68.4%.
     The following table shows the components of the decrease in net losses and loss expenses of $3.6 million for the three months ended June 30, 2007 from the three months ended June 30, 2006.

	Three Months Ended
	June 30,
			Dollar
	2007	2006	Change
	($ in millions)
Net losses paid	$107.9	$119.2	$(11.3)
Net change in reported case reserves	18.6	(14.8)	33.4
Net change in IBNR	49.7	75.4	(25.7)

Net losses and loss expenses	$176.2	$179.8	$(3.6)

     Net losses paid decreased by $11.3 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This was due to lower claim payments relating to the 2004 and 2005 windstorms partially offset by increased net paid losses in our casualty segment. During the three months ended June 30, 2007, $23.5 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $67.0 million during the three months ended June 30, 2006. During the three months ended June 30, 2007, we recovered $8.9 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $16.4 million for the three months ended June 30, 2006. In our casualty segment, we paid losses on three large claims totaling approximately $27.5 million during the three months ended June 30, 2007. The increase in reported case reserves was due to several large losses reported in our casualty segment partially offset by continued payments on the 2004 and 2005 windstorms during the three months ended June 30, 2007. The decrease in IBNR was primarily due to net favorable reserve development on prior year reserves and the decrease in net premiums earned.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, April 1	$2,995.1	$2,756.9
Incurred related to:
Current period non-catastrophe	208.6	208.8
Current period property catastrophe	—	—
Prior period non-catastrophe	(30.8)	(29.0)
Prior period property catastrophe	(1.6)	—

Total incurred	$176.2	$179.8
Paid related to:
Current period non-catastrophe	2.5	6.2
Current period property catastrophe	—	—
Prior period non-catastrophe	81.9	46.0
Prior period property catastrophe	23.5	67.0

Total paid	$107.9	$119.2
Foreign exchange revaluation	1.1	0.8

Net reserve for losses and loss expenses, June 30	3,064.5	2,818.3
Losses and loss expenses recoverable	679.2	641.4

Reserve for losses and loss expenses, June 30	$3,743.7	$3,459.7
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
     Acquisition costs decreased by $0.8 million, or 2.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Acquisition costs as a percentage of net premiums earned were 10.5% for the three months ended June 30, 2007 compared to 10.7% for the same period in 2006. The decrease in this rate was primarily due to increased ceded premiums in our casualty segment, which increased our ceding commissions, during the three months ended June 30, 2007 compared to the same period in 2006, as well as a reduction in the commissions paid to IPCRe Underwriting Services Limited (“IPCUSL”) as our underwriting agency agreement with them was terminated in December 2006. That was offset by lower ceding commissions in our property segment, which did not renew its energy treaty effective June 1, 2007.
General and Administrative Expenses
     General and administrative expenses increased by $8.2 million, or 31.3%, for the three months ended June 30, 2007 compared to the same period in 2006. The following is a breakdown of the major factors contributing to the increase:
•	Salary and employee welfare costs increased approximately $3.1 million. We also increased our average staff count by approximately 12.2%.

•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $1.7 million, primarily related to our new offices in Bermuda and Boston.

•	Information technology costs increased by approximately $1.2 million due to the amortization of hardware and software, as well as consulting costs required as part of the development of our technological infrastructure.

•	There was also a $2 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG during the three months ended June 30, 2006. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006 and thereby reduced our general and administrative expenses for the three months ended June 30, 2006.
     Our general and administrative expense ratio was 11.4% for the three months ended June 30, 2007 compared to 8.6% for the three months ended June 30, 2006. The increase was primarily due to the factors discussed above.
     Our expense ratio was 21.9% for the three months ended June 30, 2007 compared to 19.3% for the three months ended June 30, 2006. The increase resulted primarily from increased general and administrative expenses, partially offset by a decrease in our acquisition costs.
Interest Expense
     Interest expense increased $2.4 million, or 33.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Interest expense incurred during the three months ended June 30, 2007 represented one quarter of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.
     Interest expense for the three months ended June 30, 2006 related to our $500.0 million seven-year term loan secured in March 2005. This loan was repaid in full during the three months ended September 30, 2006, using a portion of the proceeds from both our IPO, including the exercise in full by the underwriters of their over-allotment option, and the issuance of $500.0 million aggregate principal amount of senior notes in July 2006. Interest on the term loan was based on LIBOR plus an applicable margin.
Net Income
     Net income for the three months ended June 30, 2007 was $123.3 million compared to net income of $102.4 million for the three months ended June 30, 2006. The increase was primarily the result of increased net investment income and lower net realized losses, which more than offset the reduction in net premiums earned and increased general and administrative expenses. Net income for the three months ended June 30, 2007 included a net foreign exchange loss of $0.5 million and an income tax recovery of $0.3 million. Net income for the three months ended June 30, 2006 included a net foreign exchange gain of $0.5 million and an income tax expense of $2.5 million.
Comparison of Six Months Ended June 30, 2007 and 2006
Premiums
     Gross premiums written decreased by $47.4 million, or 4.7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily a result of our property and casualty segments having $28.4 million, or 9.9%, lower gross premiums written for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The reduced gross premiums written for our property and casualty segments was the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business. Gross premiums written for our reinsurance segment decreased $2.0 million, or less than one percent, primarily due to a reduction in the amount of upward premium adjustments on estimated premiums, the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and some rate decreases from increased competition for new and renewal business. These factors were partially offset by the renewal of one large treaty, which previously renewed in the third quarter of 2006, and new business written.

     The table below illustrates our gross premiums written by geographic location for the six months ended June 30, 2007 and 2006.

	Six Months
	Ended June 30,
			Dollar	Percentage
	2007	2006	Change	Change
	($ in millions)
Bermuda	$726.6	$777.8	$(51.2)	(6.6)%
Europe	153.3	154.9	(1.6)	(1.0)
United States	89.1	83.7	5.4	6.5

	$969.0	$1,016.4	$(47.4)	(4.7)%

     The decrease in gross premiums written by our Bermuda office was due to lower gross premiums written for our casualty and property lines of business. The increase in gross premiums written by our U.S. offices was primarily due to the growth of the general property business offset by less premiums written for the general casualty and healthcare lines of businesses due to rate decreases from increased competition for new and renewal business.
     Net premiums written decreased by $53.4 million, or 6.7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, a higher percentage decrease than that of gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 23.2% of gross premiums written for the six months ended June 30, 2007 compared to 21.5% for the same period in 2006. The higher percentage of ceded gross premiums written was due to the following:
•	In our casualty segment, we increased the percentage of ceded premiums on our general casualty business and began to cede a portion of our healthcare business and professional liability business. We have increased the amount we ceded as we have been able to obtain adequate protection at cost-effective levels and in order to reduce the overall volatility of our insurance operations.

•	Partially offsetting the increased cessions in our casualty segment was lower cessions in our property segment. In our property segment, we renewed our property catastrophe reinsurance treaty effective May 1, 2007 for a lower premium rate than the previous treaty. We increased our retention on the treaty with the strengthening of our capital base and with the increased reinsurance cessions on our general property reinsurance treaty. The increased retention as well as improved rates on the property catastrophe treaty resulted in approximately $23.0 million less annual premium being paid to our reinsurers than in the prior treaty year. In addition, we did not renew our energy treaty, which expired June 1, 2007. Partially offsetting these reductions in the property segment was an increase in the percentage of ceded premiums on our general property treaty.
     Net premiums earned decreased by $24.8 million, or 4.0%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as a result of lower net premiums written for each of our segments. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the six months ended June 30, 2007.
     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis.

	Gross		Net
	Premiums Written		Premiums Earned
	Six Months Ended June 30,
	2007	2006	2007	2006
Property	26.7%	28.2%	15.7%	15.5%
Casualty	32.3	32.5	42.1	43.2
Reinsurance	41.0	39.3	42.2	41.3
     The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance.

Net Investment Income and Realized Gains/Losses
     Net investment income increased by $29.7 million, or 25.3%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was primarily the result of increased interest rates and an approximate 20.8% increase in the market value of the average aggregate invested assets from June 30, 2006 to June 30, 2007. Our aggregate invested assets grew due to positive operating cash flows as well as the proceeds received from our IPO in July 2006. Investment management fees of $3.0 million and $2.3 million were incurred during the six months ended June 30, 2007 and 2006, respectively.
     The annualized period book yield of the investment portfolio for the six months ended June 30, 2007 and 2006 was 4.7% and 4.3%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year. We continue to maintain a conservative investment posture. As of June 30, 2007, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s, with an average duration of approximately 2.96 years as of June 30, 2007.
     Net realized investment losses decreased from a net realized loss of $15.4 million for the six months ended June 30, 2006 to $8.0 million for the six months ended June 30, 2007. During the six months ended June 30, 2007 and 2006, the net loss on fixed income investments included write-downs of approximately $12.3 million and $4.9 million, respectively, related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in market value of these securities were solely due to changes in interest rates. Partially offsetting net realized investment losses for the six months ended June 30, 2007 were $0.5 million in realized gains from the sale of our shares in the Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd.
     The following table shows the components of net realized investment losses.

	Six Months Ended June 30,
	2007	2006
	($ in millions)
Net loss on investments	$(8.0)	$(15.8)
Net gain on interest rate swaps	—	0.4

Net realized investment losses	$(8.0)	$(15.4)

Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $43.6 million, or 11.3%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The primary reasons for the reduction in these expenses were higher favorable loss reserve development related to prior years and lower earned premiums during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Because our net exposures tend to vary with net premiums earned, lower net premiums earned will reduce the ultimate loss reserve amount, and therefore, reduce the loss and loss expenses incurred. We were not exposed to any significant catastrophes during the six months ended June 30, 2007 and 2006.
     We recognized net favorable reserve development related to prior years of approximately $58.5 million and $29.0 million during the six months ended June 30, 2007 and 2006, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the six months ended June 30, 2007:
•	Net favorable development of $29.7 million for our casualty segment, which consisted of $107.6 million of favorable reserve development primarily related to low loss emergence in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 accident years and low loss emergence in our general casualty business for the 2004 accident year. These favorable reserve developments were partially offset by $77.9 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 accident years and our professional liability line of business for the 2002 accident year.

•	Net favorable reserve development of $10.3 million, excluding the 2004 and 2005 windstorms, for our property segment which consisted of $27.5 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 accident years, partially offset by unfavorable reserve development of $17.2 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 accident years and our energy business for the 2006 accident year.

•	Net favorable reserve development of $12.6 million related to Hurricanes Katrina, Rita and Wilma. As of June 30, 2007, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $443.4 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable reserve development of $2.6 million related to the 2004 windstorms. This included $1.0 million of additional recoveries under our property catastrophe reinsurance protection related to Hurricane Frances and $1.6 million for our European property business related to the 2004 windstorms.

•	Net favorable reserve development of $3.3 million, excluding the 2004 and 2005 windstorms, for our reinsurance segment comprised of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 accident years and $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 accident years.
     The following is a breakdown of the major factors contributing to the $29.0 million in net favorable reserve development for the six months ended June 30, 2006:
•	Net reserves relating to casualty lines were favorably adjusted by approximately $16.2 million due to benign development on 2002 and 2003 accident year business written by both our Bermuda and European offices, partially offset by some unfavorable reserve development on certain claims relating to casualty business written in the United States.

•	Net reserves for our property segment were reduced by approximately $8.4 million. The reduction was primarily due to loss reserve development on our general property business for the 2004 and 2005 accident years, excluding the 2004 and 2005 windstorms, trending more favorably than anticipated. Partially offsetting this was an increase in reserves related to our energy business, which had increased claims costs as a result of rising commodity prices.

•	In addition, net favorable reserve development of approximately $4.4 million was recognized in our reinsurance segment during the three months ended June 30, 2006 as loss activity on our property reinsurance book for the 2003 accident year developed at a lower than expected rate.
     We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available.
     The loss and loss expense ratio for the six months ended June 30, 2007 was 58.0% compared to 62.8% for the six months ended June 30, 2006. Net favorable reserve development recognized in the six months ended June 30, 2007 reduced the loss and loss expense ratio by 9.9 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 67.9%. Net favorable reserve development recognized in the six months ended June 30, 2006 reduced the loss and loss expense ratio by 4.7 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 67.5%.
     The following table shows the components of the decrease in net losses and loss expenses of $43.6 million for the six months ended June 30, 2007 from the six months ended June 30, 2006.

	Six Months Ended
	June 30,
			Dollar
	2007	2006	Change
	($ in millions)
Net losses paid	$227.2	$257.6	$(30.4)
Net change in reported case reserves	(2.5)	(26.6)	24.1
Net change in IBNR	117.5	154.8	(37.3)

Net losses and loss expenses	$342.2	$385.8	$(43.6)

     Net losses paid have decreased by $30.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was primarily due to lower claim payments relating to the 2004 and 2005 windstorms partially offset by increased net paid losses in our casualty segment. During the six months ended June 30, 2007, $58.8 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $152.4 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, we recovered $18.4 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $33.6 million for the six months ended June 30, 2006. The increase in reported case reserves was due to several large losses reported in our casualty segment partially offset by continued payments on the 2004 and 2005 windstorms during the six months ended June 30, 2007. The decrease in IBNR for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to net favorable loss reserve development on prior year reserves and a reduction in business written.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, January 1	$2,947.9	$2,689.1
Incurred related to:
Current period non-catastrophe	400.7	414.8
Current period property catastrophe	—	—
Prior period non-catastrophe	(43.3)	(29.0)
Prior period property catastrophe	(15.2)	—

Total incurred	$342.2	$385.8
Paid related to:
Current period non-catastrophe	3.2	7.1
Current period property catastrophe	—	—
Prior period non-catastrophe	165.2	98.1
Prior period property catastrophe	58.8	152.4

Total paid	$227.2	$257.6
Foreign exchange revaluation	1.6	1.0

Net reserve for losses and loss expenses, June 30	3,064.5	2,818.3
Losses and loss expenses recoverable	679.2	641.4

Reserve for losses and loss expenses, June 30	$3,743.7	$3,459.7
Acquisition Costs
     Acquisition costs decreased by $8.0 million, or 11.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Acquisition costs as a percentage of net premiums earned were 10.4% for the six months ended June 30, 2007 compared to 11.2% for the same period in 2006. The decrease in this rate was primarily due to an increase in ceded premiums for our casualty segment, which increased our ceding commissions, during the six months ended June 30, 2007 compared to the same period in 2006, as well as a reduction in the commissions paid to IPCUSL as our underwriting agency agreement with them was terminated in December 2006.
General and Administrative Expenses
     General and administrative expenses increased by $21.0 million, or 45.1%, for the six months ended June 30, 2007 compared to the same period in 2006. The following is a breakdown of the major factors contributing to this increase:
•	Salary and employee welfare costs increased approximately $13.0 million. This included stock-based compensation costs incurred of $11.8 million for the six months ended June 30, 2007 compared to $5.7 million for the six months ended June 30, 2006. The stock-based compensation costs for the six months ended June 30, 2006 included a one-time expense of $2.6 million related to our IPO. See Note 8 of the condensed consolidated financial statements included elsewhere in this Form 10-Q. We also increased our average staff count by approximately 13.0%.

•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $2.9 million due to our new offices in Bermuda and Boston.

•	Information technology costs increased by approximately $2.3 million due to the amortization of hardware and software, as well as consulting costs required as part of the development of our technological infrastructure.

•	There was also a $2 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG during the six months ended June 30, 2006. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006 and thereby reduced our general and administrative expenses for the six months ended June 30, 2006.
     Our general and administrative expense ratio was 11.5% for the six months ended June 30, 2007 compared to 7.6% for the six months ended June 30, 2006. The increase was primarily due to the factors discussed above.
     Our expense ratio was 21.9% for the six months ended June 30, 2007 compared to 18.8% for the six months ended June 30, 2006. The increase resulted primarily from increased general and administrative expenses, offset by a decrease in our acquisition costs.
Interest Expense
     Interest expense increased $5.4 million, or 40.0%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Interest expense incurred during the six months ended June 30, 2007 represented one half of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.
     Interest expense for the six months ended June 30, 2006 related to our $500.0 million seven-year term loan secured in March 2005. This loan was repaid in full during the three months ended September 30, 2006, using a portion of the proceeds from both our IPO, including the exercise in full by the underwriters of their over-allotment option, and the issuance of $500.0 million aggregate principal amount of senior notes in July 2006. Interest on the term loan was based on LIBOR plus an applicable margin.
Net Income
     Net income for the six months ended June 30, 2007 was $237.2 million compared to net income of $200.5 million for the six months ended June 30, 2006. The increase was primarily the result of favorable prior year loss development, increased net investment income, as well as lower net realized losses, which more than offset the reduction in net premiums earned and increased general and administrative expenses. Net income for the six months ended June 30, 2007 included a net foreign exchange loss of $0.5 million and an income tax expense of $0.8 million. Net income for the six months ended June 30, 2006 included a net foreign exchange loss of $0.1 million and an income tax expense of $0.4 million.
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

Property Segment
     The following table summarizes the underwriting results and associated ratios for the property segment for the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)
Revenues
Gross premiums written	$156.5	$166.9	$258.3	$286.7
Net premiums written	59.0	44.8	105.1	112.0
Net premiums earned	48.3	46.0	92.8	95.0
Expenses
Net losses and loss expenses	$34.1	$24.7	$41.0	$58.0
Acquisition costs	0.1	(0.8)	0.4	(2.3)
General and administrative expenses	8.2	6.9	15.9	12.0
Underwriting income	5.9	15.2	35.5	27.3
Ratios
Loss and loss expense ratio	70.7%	53.8%	44.2%	61.1%
Acquisition cost ratio	0.2	(1.7)	0.4	(2.4)
General and administrative expense ratio	16.9	14.9	17.2	12.6
Expense ratio	17.1	13.2	17.6	10.2
Combined ratio	87.8	67.0	61.8	71.3
Comparison of Three Months Ended June 30, 2007 and 2006
     Premiums. Gross premiums written decreased by $10.4 million, or 6.2%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease in gross premiums written was primarily the result of declining rates for all our property lines of business and a reduction in the volume of our energy line of business due to reduced exposures taken in response to market conditions. Gross premiums written for our energy line of business decreased $11.0 million, or 26.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease in our energy line of business was partially offset by an increase in gross premiums written for our general property line of business of $1.3 million, or 1.1%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in our general property line of business was due to growth of our Europe and U.S. businesses offset by lower gross premiums written by our Bermuda office. Our U.S. and Europe offices increased general property gross premiums written for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 by $4.6 million, or 21.8%, and $5.0 million, or 16.7%, respectively, through new business written. Our Bermuda office had lower general property gross premiums written of $8.3 million, or 11.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Net premiums written increased by $14.2 million, or 31.7%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in net premiums written was primarily the result of renewing our property catastrophe reinsurance treaty effective May 1, 2007 for a lower premium rate than the previous treaty and not renewing our energy treaty, which expired June 1, 2007. These two factors had the effect of lowering premiums ceded, which in turn increased net premiums written. We have increased our retention on the renewed property catastrophe treaty due to the strengthening of our capital base and with the increased reinsurance cessions on our general property reinsurance treaty. The increased retention as well as improved rates on the property catastrophe treaty resulted in approximately $23.0 million less annual premium being paid to our reinsurers than in the prior treaty year. We also recognized $2.9 million in net premiums earned due to premiums returned on the prior property catastrophe reinsurance treaty. The returned premium was due to the final calculation of the deposit premium. Overall, we ceded 62.3% of gross premiums written for the three months ended June 30, 2007 compared to 73.2% for the three months ended June 30, 2006. Net premiums earned increased by $2.3 million, or 5.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in net premiums earned was the result of a higher portion of gross premiums written being retained as a result of the changes in our property reinsurance treaties.
     Net losses and loss expenses. Net losses and loss expenses increased by $9.4 million, or 38.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in net losses and loss expenses was primarily the result of net unfavorable development on prior year reserves recorded during the three months ended June 30, 2007 compared to net favorable loss development on prior year reserves recorded during the three months ended June 30, 2006.
     Overall, our property segment recognized net unfavorable reserve development of $1.3 million during the three months ended June 30, 2007 compared to net favorable reserve development of $8.4 million for the three months ended June 30, 2006. The $1.3 million of net unfavorable reserve development recognized included the following:
•	Net unfavorable reserve development of $2.9 million, excluding the 2004 and 2005 windstorms, for our property segment was comprised of $16.0 million of unfavorable reserve development, which primarily related to higher loss emergence than expected in our general property line of business for the 2004 and 2005 accident years and in our energy line of business for the 2006 accident year, and which was partially offset by $13.1 million of favorable reserve development primarily in our general property line of business for the 2003 and 2006 accident years.

•	The net favorable reserve development of $1.6 million for our European property business related to the 2004 windstorms.
     The $8.4 million in net favorable reserve development during the three months ended June 30, 2006 included the following:
•	Low loss emergence on the 2004 and 2005 accident years for our general property business, exclusive of the 2004 and 2005 windstorms.

•	This was partially offset by some unfavorable reserve development on the 2005 accident year for our energy business, where loss expenses increased as a result of rising commodity prices.
     The loss and loss expense ratio for the three months ended June 30, 2007 was 70.7% compared to 53.8% for the three months ended June 30, 2006. Net unfavorable reserve development recognized in the three months ended June 30, 2007 increased the loss and loss expense ratio by 2.7 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 68.0%. In comparison, net favorable reserve development recognized in the three months ended June 30, 2006 decreased the loss and loss expense ratio by 18.3 percentage points. Thus, the loss and expense ratio related to that period’s business was 72.1%. The current period loss ratio of 68.0% for the three months ended June 30, 2007 was lower than the current period loss ratio of 72.1% for the three months ended June 30, 2006, even though rates were declining during the three months ended June 30, 2007 compared to the same period in 2006, due to higher net premiums earned as a result of the decreased cost of our catastrophe reinsurance protection.
     Net paid losses for the three months ended June 30, 2007 and 2006 were $40.9 million and $68.0 million, respectively. During the three months ended June 30, 2007, approximately $14.9 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms compared to approximately $38.8 million during the three months ended June 30, 2006. During the three months ended June 30, 2007, we received $5.4 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $9.8 million for the three months ended June 30, 2006.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, April 1	$381.6	$525.3
Incurred related to:
Current period non-catastrophe	32.8	33.1
Current period property catastrophe	—	—
Prior period non-catastrophe	2.9	(8.4)
Prior period property catastrophe	(1.6)	—

Total incurred	$34.1	$24.7
Paid related to:
Current period non-catastrophe	2.4	3.0
Current period property catastrophe	—	—
Prior period non-catastrophe	23.6	26.2
Prior period property catastrophe	14.9	38.8

Total paid	$40.9	$68.0
Foreign exchange revaluation	1.1	0.8

Net reserve for losses and loss expenses, June 30	375.9	482.8
Losses and loss expenses recoverable	431.5	437.0

Reserve for losses and loss expenses, June 30	$807.4	$919.8
     Acquisition costs. Acquisition costs increased by $0.9 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The negative acquisition cost for the three months ended June 30, 2006 represented ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio increased to 0.2% for the three months ended June 30, 2007 from negative 1.7% for the same period in 2006 primarily as a result of lower ceding commissions earned on reinsurance we purchased due to changes in our reinsurance program. We received less ceding commission in the three months ended June 30, 2007 on our energy treaty due to the expiration of the energy treaty effective June 1, 2007. This was partially offset by the increased cessions on our general property treaty, which increased ceding commission income. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the ceding commission rates and amounts ceded will vary from renewal period to renewal period.
     General and administrative expenses. General and administrative expenses increased by $1.3 million, or 18.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in general and administrative expenses was attributable to increased salary and related costs, increased building-related costs and higher costs associated with information technology. The increase in the general and administrative expense ratio from 14.9% for the three months ended June 30, 2006 to 16.9% for the same period in 2007 was the result of increased personnel costs, including stock-based compensation expenses, while net premiums earned declined.
Comparison of Six Months Ended June 30, 2007 and 2006
     Premiums. Gross premiums written decreased by $28.4 million, or 9.9%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in gross premiums written was primarily the result of a reduction in the volume of our energy line of business due to reduced exposures taken in response to market conditions. Gross premiums written for our energy line of business decreased $24.0 million, or 31.1%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Our general property gross premiums written also decreased for the six months ended June 30, 2007 by $3.3 million, or 1.6%, as compared to the six months ended June 30, 2006. The amount of general property business written decreased primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and increased competition for new and renewal business, partially offset by new business. This was noticeable in our Bermuda office which had lower general property gross premiums written of $16.5 million, or 14.3%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Our U.S. and Europe offices increased general property gross premiums written for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 by $9.1 million, or 34.0%, and $4.1 million, or 6.2%, respectively, through new business written.

     Net premiums written decreased by $6.9 million, or 6.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was primarily the result of lower gross premiums written and increasing the percentage of premiums ceded on our general property treaty partially offset by lower premiums ceded on our renewed property catastrophe treaty and not renewing our energy treaty, which expired June 1, 2007. We renewed our property catastrophe reinsurance treaty effective May 1, 2007 and have increased our retention on the treaty with the strengthening of our capital base and with the increased reinsurance cessions on our general property reinsurance treaty. The increased retention as well as improved rates on the property catastrophe treaty resulted in approximately $23.0 million less annual premium being paid to our reinsurers than in the prior treaty year. We also recognized $2.9 million in net premiums earned due to premiums returned on the prior property catastrophe reinsurance treaty. The returned premium was due to the final calculation of the deposit premium. Overall, we ceded 59.3% of gross premiums written for the six months ended June 30, 2007 compared to 60.9% for the six months ended June 30, 2006. Net premiums earned decreased by $2.2 million, or 2.4%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to lower net premiums written.
     Net losses and loss expenses. Net losses and loss expenses decreased by $17.0 million, or 29.3%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in net losses and loss expenses was primarily the result of net favorable development on prior year reserves.
     Overall, our property segment recognized net favorable reserve development of $24.4 million during the six months ended June 30, 2007 compared to net favorable reserve development of $5.9 million for the six months ended June 30, 2006. The $24.4 million of net favorable development included the following:
•	Net favorable reserve development of $10.3 million, excluding 2004 and 2005 windstorms, for our property segment which consisted of $27.5 million in net favorable reserve development primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 accident years, partially offset by unfavorable reserve development of $17.2 million primarily the result of increased loss activity for our general property business for the 2004 and 2005 accident years and our energy business for the 2006 accident year.

•	Net favorable reserve development of $8.7 million for Hurricanes Katrina, Rita and Wilma.

•	Net favorable reserve development of $5.4 million related to the 2004 windstorms.
     The $5.9 million in net favorable reserve development for the six months ended June 30, 2006 consisted of $8.4 million in net favorable reserve development relating to prior years, partially offset by $2.5 million in unfavorable reserve development relating to the 2005 windstorms.
     The loss and loss expense ratio for the six months ended June 30, 2007 was 44.2% compared to 61.1% for the six months ended June 30, 2006. Net favorable reserve development recognized in the six months ended June 30, 2007 reduced the loss and loss expense ratio by 26.2 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 70.4%. In comparison, net favorable reserve development recognized in the six months ended June 30, 2006 decreased the loss and loss expense ratio by 6.2 percentage points. Thus, the loss and expense ratio related to that period’s business was 67.3%.
     Net paid losses for the six months ended June 30, 2007 and 2006 were $90.6 million and $119.9 million, respectively. During the six months ended June 30, 2007, approximately $38.4 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms compared to approximately $61.2 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, we received $11.0 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $19.9 million for the six months ended June 30, 2006.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, January 1	$423.9	$543.7
Incurred related to:
Current period non-catastrophe	65.4	63.9
Current period property catastrophe	—	—
Prior period non-catastrophe	(10.3)	(8.4)
Prior period property catastrophe	(14.1)	2.5

Total incurred	$41.0	$58.0
Paid related to:
Current period non-catastrophe	3.1	3.0
Current period property catastrophe	—	—
Prior period non-catastrophe	49.1	55.7
Prior period property catastrophe	38.4	61.2

Total paid	$90.6	$119.9
Foreign exchange revaluation	1.6	1.0

Net reserve for losses and loss expenses, June 30	375.9	482.8
Losses and loss expenses recoverable	431.5	437.0

Reserve for losses and loss expenses, June 30	$807.4	$919.8
     Acquisition costs. Acquisition costs increased by $2.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The negative acquisition cost for the six months ended June 30, 2006 represented ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio increased to 0.4% for the six months ended June 30, 2007 from negative 2.4% for the same period in 2006 primarily as a result of lower ceding commissions earned on reinsurance we purchased due to changes in our reinsurance programs. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the ceding commission rates and amounts ceded will vary from renewal period to renewal period.
     General and administrative expenses. General and administrative expenses increased by $3.9 million, or 32.5%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in general and administrative expenses was attributable to increased salary and related costs, increased building-related costs and higher costs associated with information technology. The increase in the general and administrative expense ratio from 12.6% for the six months ended June 30, 2006 to 17.2% for the same period in 2007 was the result of increased personnel costs, including stock-based compensation expenses, while net premiums earned declined.

Casualty Segment
     The following table summarizes the underwriting results and associated ratios for the casualty segment for the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)
Revenues
Gross premiums written	$188.1	$200.0	$313.3	$330.5
Net premiums written	141.6	172.7	242.3	286.9
Net premiums earned	123.7	133.3	248.1	265.3
Expenses
Net losses and loss expenses	$60.9	$82.4	$151.3	$180.0
Acquisition costs	5.0	7.0	11.1	16.3
General and administrative expenses	16.7	13.1	32.0	23.0
Underwriting income	41.1	30.8	53.7	46.0
Ratios
Loss and loss expense ratio	49.2%	61.8%	61.0%	67.9%
Acquisition cost ratio	4.1	5.2	4.4	6.1
General and administrative expense ratio	13.5	9.9	12.9	8.7
Expense ratio	17.6	15.1	17.3	14.8
Combined ratio	66.8	76.9	78.3	82.7
Comparison of Three Months Ended June 30, 2007 and 2006
     Premiums. Gross premiums written decreased by $11.9 million, or 6.0%, for the three months ended June 30, 2007 compared to the same period in 2006. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business. This decrease was most noticeable for our general casualty and healthcare lines of business for all of our offices, where gross premiums written decreased $9.8 million, or 10.6%, and $3.7 million, or 21.9%, respectively, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decreased gross premiums written for our general casualty line of business was also caused by reduced premiums from general casualty policies for construction projects written by our U.S. offices due to fewer construction projects. Since construction projects are one-time events, premiums related to these types of policies will tend to fluctuate depending on the level of construction projects. The reduction in general casualty and healthcare lines of business was offset by increased gross premiums written for our professional liability line of business for all of our offices, which increased $1.7 million, or 2.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to new business written.
     Net premiums written decreased by $31.1 million, or 18.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty lines of business for the three months ended June 30, 2007 compared to the same period in 2006. During 2007, we increased the percentage ceded on our general casualty business and also began to cede a portion of our healthcare business and professional liability business on a variable quota share basis. The increased reinsurance purchased had the effect of increasing premiums ceded, which in turn decreased net premiums written. We ceded 24.7% of gross premiums written for the three months ended June 30, 2007 compared to 13.6% for the three months ended June 30, 2006. Net premiums earned decreased by $9.6 million, or 7.2%. The percentage decrease was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the three months ended June 30, 2007.
     Net losses and loss expenses. Net losses and loss expenses decreased by $21.5 million, or 26.1%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to net favorable reserve development and the reduction in net premiums earned. Overall, our casualty segment recognized net favorable reserve development of $30.4 million during the three months ended June 30, 2007 compared to net favorable reserve development of $16.2 million for the three months ended June 30, 2006.
     The net favorable reserve development for the three months ended June 30, 2007 included the following:

•	Favorable reserve development of $74.8 million primarily related to low loss emergence in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 accident years and general casualty line of business for the 2004 accident year.

•	This was partially offset by $46.7 million of unfavorable reserve development due primarily to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 accident years.
     The net favorable reserve development of $16.2 million for the three months ended June 30, 2006 included the following:
•	Favorable reserve development was recognized primarily in light of low loss emergence on the 2002 and 2003 accident year business written in both Bermuda and Europe.

•	This favorable reserve development was offset partially by some unfavorable reserve development on certain claims relating to the U.S. casualty business.
     The loss and loss expense ratio for the three months ended June 30, 2007 was 49.2% compared to 61.8% for the three months ended June 30, 2006. The net favorable reserve development recognized reduced the loss and loss expense ratio by 24.6 percentage points for the three months ended June 30, 2007. Thus, the loss and loss expense ratio related to the current period’s business was 73.8% for the three months ended June 30, 2007. Comparatively, the net favorable reserve development recognized decreased the loss and loss expense ratio by 12.1 percentage points for the three months ended June 30, 2006. Thus, the loss and loss expense ratio related to that period’s business was 73.9% for the three months ended June 30, 2006.
     Net paid losses for the three months ended June 30, 2007 and 2006 were $37.0 million and $5.5 million, respectively. The increase in net paid losses was primarily due to paid losses on three large claims totaling approximately $27.5 million during the three months ended June 30, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,758.3	$1,480.3
Incurred related to:
Current period non-catastrophe	91.3	98.6
Current period property catastrophe	—	—
Prior period non-catastrophe	(30.4)	(16.2)
Prior period property catastrophe	—	—

Total incurred	$60.9	$82.4
Paid related to:
Current period non-catastrophe	—	—
Current period property catastrophe	—	—
Prior period non-catastrophe	37.0	5.5
Prior period property catastrophe	—	—

Total paid	$37.0	$5.5
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,782.2	1,557.2
Losses and loss expenses recoverable	220.0	155.1

Reserve for losses and loss expenses, June 30	$2,002.2	$1,712.3
     Acquisition costs. Acquisition costs decreased by $2.0 million, or 28.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease was primarily related to an increase in ceding commission income as we have increased the amount of reinsurance purchased on our general casualty business and begun to cede a portion of our healthcare business and professional liability business during 2007.

     General and administrative expenses. General and administrative expenses increased by $3.6 million, or 27.5%, for the three months ended June 30, 2006 and 2007, respectively. The 3.6 percentage point increase in the expense ratio from 9.9% for the three months ended June 30, 2006 to 13.5% for the same period in 2007 was primarily a result of increased salary and related costs, increased building-related costs and higher costs associated with information technology, while net premiums earned declined.
Comparison of Six Months Ended June 30, 2007 and 2006
     Premiums. Gross premiums written decreased by $17.2 million, or 5.2%, for the six months ended June 30, 2007 compared to the same period in 2006. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business. This was most noticeable for our general casualty and healthcare lines where gross premiums written for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 decreased $8.3 million, or 5.9%, and $7.0 million, or 18.8%, respectively.
     Net premiums written decreased by $44.6 million, or 15.5%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty business for the six months ended June 30, 2007 compared to the same period in 2006. We ceded 22.7% of gross premiums written for the six months ended June 30, 2007 compared to 13.2% for the six months ended June 30, 2006. During 2007, we increased the percentage ceded on our general casualty business and also began to cede a portion of our healthcare business and professional liability business on a variable quota share basis. Net premiums earned decreased by $17.2 million, or 6.5%. The percentage decrease was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the six months ended June 30, 2007.
     Net losses and loss expenses. Net losses and loss expenses decreased by $28.7 million, or 15.9%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to the reduction in net premiums earned and net favorable reserve development. Overall, our casualty segment recognized net favorable reserve development of $29.7 million during the six months ended June 30, 2007 compared to net favorable reserve development of $16.2 million for the six months ended June 30, 2006.
     The net favorable reserve development for the six months ended June 30, 2007 included the following:
•	Favorable reserve development of $107.6 million related to low loss emergence primarily in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 accident years and general casualty line of business for the 2004 accident year.

•	This was partially offset by $77.9 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 accident years and in our professional liability line for the 2002 accident year.
     The net favorable reserve development of $16.2 million for the six months ended June 30, 2006 included the following:
•	Favorable reserve development was recognized primarily in light of low loss emergence on the 2002 and 2003 accident year business written in both Bermuda and Europe.

•	This favorable reserve development was offset partially by some unfavorable reserve development on certain claims relating to the U.S. casualty business.
     The loss and loss expense ratio for the six months ended June 30, 2007 was 61.0% compared to 67.9% for the six months ended June 30, 2006. The net favorable reserve development recognized decreased the loss and loss expense ratio by 12.0 percentage points for the six months ended June 30, 2007. Thus, the loss and loss expense ratio related to the current period’s business was 73.0% for the six months ended June 30, 2007. Comparatively, the net favorable reserve development recognized decreased the loss and loss expense ratio by 6.1 percentage points for the six months ended June 30, 2006. Thus, the loss and loss expense ratio related to that period’s business was 74.0% for the six months ended June 30, 2006.
     Net paid losses for the six months ended June 30, 2007 and 2006 were $60.3 million and $41.9 million, respectively. The increase in net paid losses was due to three large claims being paid during the three months ended June 30, 2007.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,691.2	$1,419.1
Incurred related to:
Current period non-catastrophe	181.0	196.2
Current period property catastrophe	—	—
Prior period non-catastrophe	(29.7)	(16.2)
Prior period property catastrophe	—	—

Total incurred	$151.3	$180.0
Paid related to:
Current period non-catastrophe	—	—
Current period property catastrophe	—	—
Prior period non-catastrophe	60.3	16.9
Prior period property catastrophe	—	25.0

Total paid	$60.3	$41.9
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,782.2	1,557.2
Losses and loss expenses recoverable	220.0	155.1

Reserve for losses and loss expenses, June 30	$2,002.2	$1,712.3
     Acquisition costs. Acquisition costs decreased by $5.2 million, or 31.9%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily related to an increase in ceding commission income as we have increased the amount of reinsurance purchased on our general casualty business and began to cede a portion of our healthcare business and professional liability business in 2007.
     General and administrative expenses. General and administrative expenses increased by $9.0 million, or 39.1%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The 4.2 percentage point increase in the expense ratio from 8.7% for the six months ended June 30, 2006 to 12.9% for the same period in 2007 was primarily a result of increased salary and related costs, increased building-related costs and higher costs associated with information technology, while net premiums earned declined.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)
Revenues
Gross premiums written	$186.0	$151.5	$397.3	$399.3
Net premiums written	186.0	152.9	397.1	399.0
Net premiums earned	131.1	126.2	248.8	254.1
Expenses
Net losses and loss expenses	$81.2	$72.7	$149.9	$147.7
Acquisition costs	26.7	26.5	49.6	55.1
General and administrative expenses	9.6	6.3	19.7	11.7
Underwriting income	13.6	20.7	29.6	39.6
Ratios
Loss and loss expense ratio	61.9%	57.6%	60.3%	58.1%
Acquisition cost ratio	20.4	21.0	19.9	21.7
General and administrative expense ratio	7.3	5.0	7.9	4.6
Expense ratio	27.7	26.0	27.8	26.3
Combined ratio	89.6	83.6	88.1	84.4
Comparison of Three Months Ended June 30, 2007 and 2006
     Premiums. Gross premiums written increased $34.5 million, or 22.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in gross premiums written was primarily the result of the following:
•	New business written and an increase in our participation on other treaties where the pricing and terms remained attractive. This was most noticeable in our casualty reinsurance lines of business where gross premiums written increased $31.1 million, or 28.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Included in the increased gross premiums written for our casualty reinsurance lines of business was one treaty, which previously renewed in the third quarter of 2006, but was renewed in the second quarter of 2007. This resulted in a $23.1 million increase in gross premiums written for the three months ended June 30, 2007.

•	Offsetting these increases was a reduction in the amount of upward adjustments on estimated premiums and non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and some rate decreases from increased competition for new and renewal business. Net upward adjustments on estimated premiums were lower by approximately $12.0 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums.
     For the three months ended June 30, 2007, 75.6% of gross premiums written related to casualty risks and 24.4% related to property risks versus 72.3% related to casualty risks and 27.7% related to property risks for the three months ended June 30, 2006.
     Net premiums written increased by $33.1 million, or 21.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, which is consistent with the increase in gross premiums written. Net premiums earned increased $4.9 million, or 3.9%, as a result of higher net premiums written partially offset by lower upward adjustments on estimated premiums. Adjustments on estimated premiums also impacted net premiums earned as they relate to prior years’ treaties, which have already been fully or partially earned. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.

     Net losses and loss expenses. Net losses and loss expenses increased by $8.5 million, or 11.7%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in net losses and loss expenses was primarily due to higher earned premiums in the current period compared to the prior period. We recorded net favorable reserve development of approximately $3.3 million during the three months ended June 30, 2007 consisting of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 accident years and $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 accident years. Comparatively, net favorable reserve development of approximately $4.4 million for the three months ended June 30, 2006 was due to low loss emergence related to the 2003 accident year in our property reinsurance business.
     The loss and loss expense ratio for the three months ended June 30, 2007 was 61.9% compared to 57.6% for the three months ended June 30, 2006. Net favorable reserve development recognized in the three months ended June 30, 2007 reduced the loss and loss expense ratio by 2.5 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 64.4%. In comparison, net favorable reserve development recognized in the three months ended June 30, 2006 reduced the loss and loss expense ratio by 3.5 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 61.1%. The increase in the loss ratio for the current period’s business was primarily due to estimated losses incurred related to the floods in 2007 in the United Kingdom and Australia of approximately $7.0 million and $2.0 million, respectively.
     Net paid losses were $30.0 million for the three months ended June 30, 2007 compared to $45.7 million for the three months ended June 30, 2006. The decrease primarily reflects lower net losses paid in relation to the 2004 and 2005 windstorms from $28.2 million for the three months ended June 30, 2006 to $8.6 million for the three months ended June 30, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, April 1	$855.2	$751.3
Incurred related to:
Current period non-catastrophe	84.5	77.1
Current period property catastrophe	—	—
Prior period non-catastrophe	(3.3)	(4.4)
Prior period property catastrophe	—	—

Total incurred	$81.2	$72.7
Paid related to:
Current period non-catastrophe	0.1	3.2
Current period property catastrophe	—	—
Prior period non-catastrophe	21.3	14.3
Prior period property catastrophe	8.6	28.2

Total paid	$30.0	$45.7
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	906.4	778.3
Losses and loss expenses recoverable	27.7	49.3

Reserve for losses and loss expenses, June 30	$934.1	$827.6
     Acquisition costs. Acquisition costs increased by $0.2 million, or 0.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily as a result of the related increase in net premiums earned. The acquisition cost ratio of 20.4% for the three-month period ended June 30, 2007 was slightly lower than the 21.0% acquisition cost ratio for the three-month period ended June 30, 2006 primarily due to more contracts written on an excess of loss basis than on a proportional basis. The acquisition cost ratio also decreased because we no longer pay a 6.5% override commission to IPCUSL as our underwriting agency agreement with them was terminated in December 2006.
     General and administrative expenses. General and administrative expenses increased by $3.3 million, or 52.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was primarily the result of increased salary and related costs, building and related expenses and information technology costs.

Comparison of Six Months Ended June 30, 2007 and 2006
     Premiums. Gross premiums written decreased by $2.0 million, or less than one percent, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in gross premiums written was primarily the result of the following:
•	A reduction in the amount of upward adjustments on estimated premiums. Net upward adjustments on estimated premiums were lower by approximately $49.8 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Most of the reduction in the amount of upward adjustments on estimated premiums was related to our casualty reinsurance lines of business. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums.

•	Non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and some rate decreases from increased competition for new and renewal business. This was most noticeable in our property reinsurance lines of business where gross premiums written decreased by $22.5 million, or 22.4%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

•	Offsetting these reductions was new business written and an increase in our participation on other treaties where the pricing and terms remained attractive. This was most noticeable in our casualty reinsurance lines of business where gross premiums written increased $20.6 million, or 6.9%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Included in the increased gross premiums written for our casualty reinsurance lines of business was one treaty, which previously renewed in the third quarter of 2006, but was renewed in the second quarter of 2007. This resulted in a $23.1 million increase in gross premiums written for the six months ended June 30, 2007.
     For the six months ended June 30, 2007, 80.4% of gross premiums written related to casualty risks and 19.6% related to property risks versus 74.8% related to casualty risks and 25.2% related to property risks for the six months ended June 30, 2006.
     Net premiums written decreased by $1.9 million, or less than one percent, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which was consistent with the decrease in gross premiums written. Net premiums earned decreased $5.3 million, or 2.1%, as a result of lower net premiums written, including the reduction in the amount of upward adjustments to premium estimates.
     Net losses and loss expenses. Net losses and loss expenses increased by $2.2 million, or 1.5%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in net losses and loss expenses was primarily due to less net favorable reserve development on prior year reserves recognized during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. We recognized net favorable reserve development of approximately $4.4 million during the six months ended June 30, 2007, which included net favorable reserve development of approximately $1.1 million related to the 2004 and 2005 windstorms. The remaining net favorable reserve development of $3.3 million was comprised of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 accident years and $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 accident years. Comparatively during the six months ended June 30, 2006, we recognized $6.9 million in net reserve favorable loss development, which was comprised of favorable reserve development of $2.5 million relating to the 2005 windstorms and an additional $4.4 million in property reinsurance related favorable development due to low loss emergence.
     The loss and loss expense ratio for the six months ended June 30, 2007 was 60.3% compared to 58.1% for the six months ended June 30, 2006. Net favorable reserve development recognized in the six months ended June 30, 2007 reduced the loss and loss expense ratio by 1.8 percentage point. Thus, the loss and loss expense ratio related to the current period’s business was 62.1%. In comparison, net favorable reserve development recognized in the six months ended June 30, 2006 reduced the loss and loss expense ratio by 2.7 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 60.8%. The increase in the loss ratio for the current period’s business was primarily due to estimated losses incurred related to floods in 2007 in the United Kingdom and Australia of approximately $7.0 million and $2.0 million, respectively.
     Net paid losses were $76.3 million for the six months ended June 30, 2007 compared to $95.7 million for the six months ended June 30, 2006. The decrease reflects lower net losses paid in relation to the 2004 and 2005 windstorms from $66.2 million for the six months ended June 30, 2006 to $20.4 million for the six months ended June 30, 2007. This was partially offset by an increase in our non-catastrophe net paid losses, particularly in the casualty reinsurance lines where the net losses paid increased by approximately $16.4 million. The increase in net paid losses reflects the maturation of this longer-tailed casualty business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, January 1	$832.8	$726.3
Incurred related to:
Current period non-catastrophe	154.3	154.6
Current period property catastrophe	—	—
Prior period non-catastrophe	(3.3)	(4.4)
Prior period property catastrophe	(1.1)	(2.5)

Total incurred	$149.9	$147.7
Paid related to:
Current period non-catastrophe	0.1	4.1
Current period property catastrophe	—	—
Prior period non-catastrophe	55.8	25.4
Prior period property catastrophe	20.4	66.2

Total paid	$76.3	$95.7
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	906.4	778.3
Losses and loss expenses recoverable	27.7	49.3

Reserve for losses and loss expenses, June 30	$934.1	$827.6
     Acquisition costs. Acquisition costs decreased by $5.5 million, or 10.0%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio of 19.9% for the six-month period ended June 30, 2007 was lower than the 21.7% acquisition cost ratio for the six-month period ended June 30, 2006 primarily due to more contracts written on an excess of loss basis than on a proportional basis. Excess of loss reinsurance contracts typically charge lower acquisition costs than proportional reinsurance contracts. The acquisition cost ratio also decreased because we no longer pay a 6.5% override commission to IPCUSL as our underwriting agency agreement with them was terminated in December 2006.
     General and administrative expenses. General and administrative expenses increased by $8.1 million, or 69.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was primarily the result of increased salary and related costs, building and related expenses and information technology costs.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses as of June 30, 2007 and December 31, 2006 were comprised of the following:

	Property		Casualty		Reinsurance		Total
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	($ in millions)
Case reserves	$479.0	$562.2	$213.6	$175.0	$211.3	$198.0	$903.9	$935.2
IBNR	328.4	330.1	1,788.6	1,698.8	722.8	672.9	2,839.8	2,701.8

Reserve for losses and loss expenses	807.4	892.3	2,002.2	1,873.8	934.1	870.9	3,743.7	3,637.0
Reinsurance recoverables	(431.5)	(468.4)	(220.0)	(182.6)	(27.7)	(38.1)	(679.2)	(689.1)

Net reserve for losses and loss expenses	$375.9	$423.9	$1,782.2	$1,691.2	$906.4	$832.8	$3,064.5	$2,947.9

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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2007:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$807.4	$631.5	$879.7
Casualty	2,002.2	1,485.1	2,360.7
Reinsurance	934.1	657.9	1,096.8

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$375.9	$303.2	$423.5
Casualty	1,782.2	1,328.7	2,126.3
Reinsurance	906.4	609.0	1,030.9

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.
     Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required losses and loss expenses reserves.
     Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have historically carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, 4% to 11% above the midpoint of the low and high estimates for the consolidated net loss and loss expenses. These long-tail lines of business include our entire casualty segment, as well as the general casualty, professional liability, facultative casualty and the international casualty components of our reinsurance segment. We believe that relying on the more conservative actuarial indications for these lines of business is prudent for a relatively new company. For a discussion of losses and loss expenses reserve estimate, please see “— Critical Accounting Policies — Reserve for Losses and Loss Expenses” in this Form 10-Q.
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of June 30, 2007 and December 31, 2006:

	Reinsurance Recoverable
	As of	As of
	Jun. 30,	Dec. 31,
	2007	2006
	($ in millions)
Ceded case reserves	$273.1	$303.9
Ceded IBNR reserves	406.1	385.2

Reinsurance recoverable	$679.2	$689.1

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability.

We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 96% of ceded case reserves as of June 30, 2007 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of June 30, 2007, our shareholders’ equity was $2.4 billion, a 9.0% increase compared to $2.2 billion as of December 31, 2006. The increase was a result of net income for the six-month period ended June 30, 2007 of $237.2 million partially offset by an unrealized net decrease of $32.1 million in the market value of our investments, net of deferred taxes, recorded in shareholders’ equity. The decrease from a net unrealized gain of $6.5 million as of December 31, 2006 to a net unrealized loss of $25.7 million was the result of changes in market interest rates for our fixed-income portfolio.
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
     At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of June 30, 2007, total trust account deposits were $717.7 million compared to $697.1 million as of December 31, 2006. In addition, Allied World Assurance Company, Ltd has access to up to $1 billion in letters of credit under secured letter of credit facilities with Citibank Europe plc. and Barclays Bank, PLC. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of June 30, 2007 and December 31, 2006, there were outstanding letters of credit totaling $832.0 million and $832.3 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $935.9 million as of June 30, 2007 compared to $993.9 million as of December 31, 2006.

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
     We participate in a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $494.2 million and $298.3 million in securities on loan as of June 30, 2007 and December 31, 2006, respectively, with collateral held against such loaned securities amounting to $503.5 million and $304.7 million, respectively.
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
     Cash flows from operations for the six months ended June 30, 2007 were $389.1 million compared to $418.4 million for the six months ended June 30, 2006. The decrease in cash flows from operations was primarily due to lower net premiums written during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, offset by increased investment income.
     Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $666.3 million in net cash for investing activities during the six months ended June 30, 2007 compared to $592.4 million during the six months ended June 30, 2006. The increase in cash flows used in investing activities was due to lowering our restricted cash positions in our trust accounts and letter of credit accounts and reinvesting the restricted cash.
     Included in cash flows provided by financing activities for the six months ended June 30, 2007 were dividends paid of $18.1 million. No dividends were paid during the six months ended June 30, 2006.
     Over the next two years, we expect to pay approximately $132.0 million in claims related to Hurricanes Katrina, Rita and Wilma and approximately $14.0 million in claims relating to the 2004 hurricanes and typhoons, net of reinsurance recoverable. On August 7, 2007 our board of directors declared a quarterly dividend of $0.15 per share, or approximately $9.1 million in the aggregate, payable on September 13, 2007 to shareholders of record as of August 28, 2007. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2007 and December 31, 2006, including a high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities. As of June 30, 2007, net accumulated unrealized losses, net of income taxes, was $25.7 million. As of December 31, 2006, net accumulated unrealized gains, net of income taxes, was $6.5 million. This change reflected both movements in interest rates and the recognition of approximately $12.3 million of realized losses on securities that were considered to be impaired on an other-than-temporary-basis because of changes in interest rates. The maturity distribution of our fixed income portfolio (on a market value basis) as of June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
	2007	2006
	($ in millions)
Due in one year or less	$210.9	$146.6
Due after one year through five years	2,465.3	2,461.6
Due after five years through ten years	532.2	335.3
Due after ten years	151.0	172.0
Mortgage-backed	2,123.1	1,823.9
Asset-backed	206.8	238.4

Total	$5,689.3	$5,177.8

     We have investments in three hedge funds, the market value of which was $193.0 million as of June 30, 2007. The Goldman Sachs Global Alpha Hedge Fund PLC allows for quarterly liquidity with a 45 day notification period. Distributions with respect to redemptions will be paid in full within 30 days of the date of redemption. The AIG Select Hedge Fund requires at least three business days notice prior to the last day of the month for any redemption of shares of the fund at the end of the following month. The proceeds of a redemption will generally be paid in part within 20 business days after the applicable redemption date, with the balance to be paid within 20 business days following the fund’s year-end audit. We are the sole investor in the Goldman Sachs Multi-Strategy Portfolio VI, Ltd fund, and as such, there is no specific notice period required for liquidity; however, such liquidity is dependent upon any lock-up periods of the underlying funds’ investments.
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
Financial Strength Ratings
     Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedent and might affect our ability to write business.
     The following were our financial strength ratings as of August 3, 2007:

A.M. Best	A/stable
Moody’s	A2/stable*
Standard & Poor’s	A-/stable

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. operating subsidiaries.
     The following were our senior unsecured debt ratings as of August 3, 2007:

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
Off-Balance Sheet Arrangements
     As of June 30, 2007, we did not have any off-balance sheet arrangements.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
     We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.
     The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 200 basis points would cause an aggregate decrease in the market value of our investment portfolio (excluding cash and cash equivalents) of approximately $353.5 million, or 6.0%, on our portfolio valued at approximately $5.9 billion as of June 30, 2007, as set forth in the following table:

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$6,267.6	$6,091.1	$6,002.9	$5,916.5	$5,826.8	$5,738.9	$5,563.0
Market value change from base	351.1	174.6	86.4	0	(89.7)	(177.6)	(353.5)
Change in unrealized appreciation/(depreciation)	5.9%	3.0%	1.5%	0.0%	(1.5)%	(3.0)%	(6.0)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of June 30, 2007, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk.
     As of June 30, 2007, we held $2,123.1 million, or 33.7%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time. In addition, nearly all our investments in mortgage-backed securities were rated “Aaa” by Moody’s and “AAA” by S&P as of June 30, 2007.
     As of June 30, 2007, we have invested $171.9 million in three hedge funds, the market value of which was $193.0 million. During the three months ended June 30, 2007, we sold our shares in the Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

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
     As of June 30, 2007, 1.7% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. As of December 31, 2006, 1.6% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the six months ended June 30, 2007 and 2006, approximately 15.0% was written in currencies other than the U.S. dollar. Of our business written in the year ended December 31, 2006, approximately 15.0% was written in currencies other than the U.S. dollar. With the increasing exposure from our expansion in Europe, we developed a hedging strategy during 2004 in order to minimize the potential loss of value caused by currency fluctuations. Thus, a hedging program was implemented in the second quarter of 2004 using foreign currency forward contract derivatives that expire in 90 days.
     Our foreign exchange (losses) for the six months ended June 30, 2007 and 2006 and the year ended December 31, 2006 are set forth in the chart below.

	Six Months Ended		Year Ended
	June 30,		December 31
	2007	2006	2006
	($ in millions)
Realized exchange (losses) gains	$(1.0)	$1.1	$1.4
Unrealized exchange gains (losses)	0.5	(1.2)	(2.0)

Foreign exchange (losses)	$(0.5)	$(0.1)	$(0.6)

Item 4.      Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our company’s disclosure controls and procedures were effective. We are a non-accelerated filer and will not be subject to the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our Annual Report on Form 10-K for the fiscal year 2007. As such, we are not required to disclose any material changes in our company’s internal control over financial reporting until we are subject to these requirements, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in Question 9 of the release captioned Frequently Asked Questions (revised October 6, 2004).

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
     None.
Item 3.      Defaults Upon Senior Securities.
     None.
Item 4.      Submission of Matters to a Vote of Security Holders.
     (a) On May 8, 2007, we held our 2007 Annual General Meeting of Shareholders (the “Annual General Meeting”).
     (b) Proxies were solicited by our management in connection with the Annual General Meeting at which the following matters were acted upon with the voting results indicated below. There was no solicitation of opposition to our nominees listed in the proxy statement. Our Class II directors were re-elected for a three-year term as described in (c) (1) below.
     The other directors, whose term of office continued after the Annual General Meeting are:
Scott A. Carmilani
James F. Duffy
Bart Friedman
Mark R. Patterson
Samuel J. Weinhoff
(c)	1. Election of Directors
     Our board of directors is divided into three classes: Class I, Class II and Class III, each of approximately equal size. At the Annual General Meeting, our shareholders elected our Class II directors to hold office until our company’s Annual General Meeting of Shareholders in 2010, or until their successors are duly elected and qualified or their office is otherwise vacated.

Name	Votes For	Withheld Authority
Michael I.D. Morrison	24,754,088	178,224
Philip D. DeFeo	24,900,994	31,318
Scott Hunter	24,581,894	350,418
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
            Allied World Assurance Holdings (Ireland) Ltd

Name	Votes For	Withheld Authority
Scott A. Carmilani	24,799,474	132,838
Wesley D. Dupont	24,799,479	132,833
Michael I.D. Morrison	24,789,359	142,953
John T. Redmond	24,799,944	132,368

               Allied World Assurance Company (Europe) Limited

Name	Votes For	Withheld Authority
J. Michael Baldwin	24,799,944	132,368
Scott A. Carmilani	24,789,659	142,653
John Clifford	24,900,994	31,318
Hugh Governey	24,900,994	31,318
Michael I.D. Morrison	24,789,359	142,953
John T. Redmond	24,789,659	142,953
               Allied World Assurance Company (Reinsurance) Limited

Name	Votes For	Withheld Authority
J. Michael Baldwin	24,789,659	142,653
Scott A. Carmilani	24,789,659	142,653
John Clifford	24,890,709	41,603
Hugh Governey	24,890,709	41,603
Michael I.D. Morrison	24,789,359	142,953
John T. Redmond	24,789,659	142,653
3.	Appointment of Independent Auditors
     Our shareholders voted to approve the appointment of Deloitte & Touche as our independent auditors for the fiscal year ending December 31, 2007.

Votes For	Votes Against	Abstain
24,929,026	2,863	423
Item 5.      Other Information.
     None.
Item 6.      Exhibits.

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
Dated: August 10, 2007	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: August 10, 2007	/s/ Joan H. Dillard
	Name:	Joan H. Dillard
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.