Form 10-Q
period 2007-09-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2007-11-09
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      ________     to       ________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of November 7, 2007 was 60,432,045.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2007 and December 31, 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2007	2006
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2007: $5,984,929; 2006: $5,188,379)	$6,022,625	$5,177,812
Other invested assets available for sale, at fair value (cost: 2007: $280,696; 2006: $245,657)	310,715	262,557

Total investments	6,333,340	5,440,369
Cash and cash equivalents	329,862	366,817
Restricted cash	46,903	138,223
Securities lending collateral	795,486	304,742
Insurance balances receivable	320,070	304,261
Prepaid reinsurance	178,951	159,719
Reinsurance recoverable	674,398	689,105
Accrued investment income	44,223	51,112
Deferred acquisition costs	123,932	100,326
Intangible assets	3,920	3,920
Balances receivable on sale of investments	7,951	16,545
Net deferred tax assets	3,661	5,094
Other assets	42,032	40,347

Total assets	$8,904,729	$7,620,580

LIABILITIES:
Reserve for losses and loss expenses	$3,831,962	$3,636,997
Unearned premiums	923,413	813,797
Unearned ceding commissions	30,822	23,914
Reinsurance balances payable	57,994	82,212
Securities lending payable	795,486	304,742
Balances due on purchase of investments	123,482	—
Senior notes	498,655	498,577
Accounts payable and accrued liabilities	30,140	40,257

Total liabilities	$6,291,954	$5,400,496

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2007: 60,424,795 shares and 2006: 60,287,696 shares	1,812	1,809
Additional paid-in capital	1,839,849	1,822,607
Retained earnings	708,197	389,204
Accumulated other comprehensive income:
net unrealized gains on investments, net of tax	62,917	6,464

Total shareholders’ equity	2,612,775	2,220,084

Total liabilities and shareholders’ equity	$8,904,729	$7,620,580

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and nine months ended September 30, 2007 and 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Gross premiums written	$276,253	$362,478	$1,245,208	$1,378,914
Premiums ceded	(56,956)	(64,462)	(281,480)	(283,057)

Net premiums written	219,297	298,016	963,728	1,095,857
Change in unearned premiums	64,362	19,743	(90,384)	(163,638)

Net premiums earned	283,659	317,759	873,344	932,219
Net investment income	76,133	61,407	222,718	178,351
Net realized investment losses	(4,196)	(9,080)	(12,161)	(24,488)

	355,596	370,086	1,083,901	1,086,082

EXPENSES:
Net losses and loss expenses	173,246	180,934	515,466	566,738
Acquisition costs	29,198	37,785	90,266	106,920
General and administrative expenses	36,050	25,640	103,685	72,218
Interest expense	9,481	9,529	28,337	23,056
Foreign exchange gain	(976)	(561)	(412)	(491)

	246,999	253,327	737,342	768,441

Income before income taxes	108,597	116,759	346,559	317,641
Income tax (recovery) expense	(362)	2,774	392	3,164

NET INCOME	108,959	113,985	346,167	314,477

Other comprehensive income
Unrealized gains on investments arising during the period net of applicable deferred income tax expense for three months 2007: ($2,637); 2006: ($1,004); and nine months 2007: ($4,929); 2006: ($348)	84,384	77,511	44,292	4,467
Reclassification adjustment for net realized investment losses included in net income	4,196	9,080	12,161	24,488

Other comprehensive income	88,580	86,591	56,453	28,955

COMPREHENSIVE INCOME	$197,539	$200,576	$402,620	$343,432

PER SHARE DATA
Basic earnings per share	$1.80	$1.95	$5.73	$5.94
Diluted earnings per share	$1.72	$1.89	$5.51	$5.76
Weighted average common shares outstanding	60,413,019	58,376,307	60,381,867	52,900,664
Weighted average common shares and common share equivalents outstanding	63,250,024	60,451,643	62,808,186	54,577,445
Dividends declared per share	$0.15	$—	$0.45	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2007 and 2006
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
	Share	Paid-in	Comprehensive	Retained
	Capital	Capital	Income	Earnings	Total
December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084
Net income	—	—	—	346,167	346,167
Dividends	—	—	—	(27,174)	(27,174)
Stock compensation plans	3	17,242	—	—	17,245
Other comprehensive income	—	—	56,453	—	56,453

September 30, 2007	$1,812	$1,839,849	$62,917	$708,197	$2,612,775

			Accumulated	Retained
		Additional	Other	Earnings
	Share	Paid-in	Comprehensive	(Accumulated
	Capital	Capital	(Loss) Income	Deficit)	Total
December 31, 2005	$1,505	$1,488,860	$(25,508)	$(44,591)	$1,420,266
Stock issuance in initial public offering	304	315,475	—	—	315,779
Net income	—	—	—	314,477	314,477
Stock compensation plans	—	15,395	—	—	15,395
Other comprehensive income	—	—	28,955	—	28,955

September 30, 2006	$1,809	$1,819,730	$3,447	$269,886	$2,094,872

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006
(Expressed in thousands of United States dollars)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$346,167	$314,477
Adjustments to reconcile net income to cash provided by operating activities:
Net realized (gains) losses on sales of investments	(25,544)	11,205
Impairment charges for other-than-temporary impairments on investments	37,705	13,283
Amortization of premiums net of accrual of discounts on fixed maturities	(3,072)	9,224
Amortization and depreciation of fixed assets	6,335	2,868
Stock compensation expense	17,333	7,938
Debt issuance expense	—	724
Amortization of discount and expenses on senior notes	316	32
Cash settlements on interest rate swaps	—	7,340
Mark to market on interest rate swaps	—	(6,896)
Insurance balances receivable	(15,809)	(88,040)
Prepaid reinsurance	(19,232)	(35,756)
Reinsurance recoverable	14,707	28,267
Accrued investment income	6,889	5,485
Deferred acquisition costs	(23,606)	(25,288)
Net deferred tax assets	1,433	2,976
Other assets	(1,965)	(6,261)
Reserve for losses and loss expenses	194,965	181,611
Unearned premiums	109,616	199,394
Unearned ceding commissions	6,908	(1,928)
Reinsurance balances payable	(24,218)	39,879
Accounts payable and accrued liabilities	(10,117)	6,868

Net cash provided by operating activities	618,811	667,402

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(3,244,366)	(4,381,570)
Purchases of other invested assets	(124,288)	(132,002)
Sales of fixed maturity investments	2,584,697	3,489,192
Sales of other invested assets	69,836	164,787
Changes in securities lending collateral received	(490,744)	(244,012)
Purchase of fixed assets	(7,066)	(16,666)
Change in restricted cash	91,320	(9,083)

Net cash used in investing activities	(1,120,611)	(1,129,354)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(27,174)	—
Proceeds from the exercise of stock options	580	—
Gross proceeds from initial public offering	—	344,080
Issuance costs paid on initial public offering	—	(23,225)
Proceeds from issuance of senior notes	—	498,535
Repayment of long term debt	—	(500,000)
Debt issuance costs paid	—	(3,250)
Changes in securities lending collateral	490,744	244,012

Net cash provided by financing activities	464,150	560,152

Effect of exchange rate changes on cash and cash equivalents	695	269
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,955)	98,469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	366,817	172,379

CASH AND CASH EQUIVALENTS, END OF PERIOD	$329,862	$270,848

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$2,824	$497
— Cash paid for interest expense	38,021	15,495
— Change in balance receivable on sale of investments	8,594	(66,541)
— Change in balance payable on purchase of investments	123,482	66,874

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
     Intercompany accounts and transactions have been eliminated on consolidation, and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the condensed consolidated statements of cash flows have been made to the prior period’s amounts to conform to the current period’s presentation.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the Company’s results of operations or financial condition as of September 30, 2007.
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
4. INVESTMENTS
     On a quarterly basis, the Company reviews the carrying value of its investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then the Company records a realized loss in the statements of operations and comprehensive income in the period that it is determined.
     As of September 30, 2007, the unrealized losses from the securities held in the Company’s investment portfolio were primarily the result of rising interest rates. Following the Company’s review of the securities in its investment portfolio, 25 and 400 securities were considered to be other-than-temporarily impaired for the three and nine months ended September 30, 2007, respectively. Consequently, the Company recorded other-than-temporary impairment charges, within “net realized investment losses” on the condensed consolidated statements of operations and comprehensive income, of $25,382 and $37,705 for the three and nine months ended September 30, 2007, respectively. Included in the other-than-temporary impairment charges for the three and nine months ended September 30, 2007 was a charge of $23,915 for the Company’s investment in the Goldman Sachs Global Alpha Hedge Fund PLC. As of September 30, 2007, the Company’s basis in the fund was $57,495 and the fair value was $33,580, resulting in a loss of $23,915. The Company reviewed its carrying value of this investment in light of the significant changes in economic conditions that occurred during the third quarter of 2007, which included sub-prime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of this investment to decline. Although the Company has no immediate plans to sell its investment in the fund, it is difficult to determine when recovery will occur, and as such, the Company recorded an other-than-temporary impairment charge. The remaining other-than-temporary charges were solely due to changes in interest rates.
     The Company recorded other-than-temporary impairment charges, within “net realized investment losses” on the condensed consolidated statements of operations and comprehensive income, of $8,351 and $13,283 for the three and nine months ended September 30, 2006, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS — (continued)
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months:

	September 30, 2007		December 31, 2006
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less than 12 months
U.S. Government and Government agencies	$18,628	$(58)	$381,989	$(2,961)
Non U.S. Government and Government agencies	70,108	(475)	51,330	(620)
Corporate	793,555	(8,046)	545,902	(3,115)
Mortgage backed	1,091,855	(9,696)	856,533	(6,243)
Asset backed	73,932	(62)	—	—

	$2,048,078	$(18,337)	$1,835,754	$(12,939)

More than 12 months
U.S. Government and Government agencies	$203,709	$(965)	$338,072	$(6,645)
Non U.S. Government and Government agencies	23,703	(289)	515	(9)
Corporate	45,491	(326)	316,526	(4,527)
Mortgage backed	14,983	(100)	389,761	(4,121)
Asset backed	—	—	107,049	(456)

	$287,886	$(1,680)	$1,151,923	$(15,758)

	$2,335,964	$(20,017)	$2,987,677	$(28,697)

     On June 30, 2007, the Company sold its shares in the Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd. (the “LTO Fund”). At the time of sale, the LTO Fund had a cost of $45,493 and an estimated fair value of $45,977. The gain on the sale amounted to $484, which has been included in “net realized investment losses” in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007.
     On August 20, 2007, the Company invested $50,000 in the Goldman Sachs Global Equity Opportunities Fund, PLC. This fund seeks to achieve attractive total returns through both capital appreciation and current returns in the global equity market. The fund allows for monthly liquidity with a 15-day notification period.
     On August 29, 2007, the Company invested $15,000 in the Goldman Sachs Liquidity Partners 2007 Offshore, L.P. with a total commitment amount of $30,000. The partnership seeks to achieve attractive total returns through both capital appreciation and current returns from a portfolio of investments in publicly-traded and privately-held securities and/or derivative instruments primarily in the fixed income market. The partnership allows for liquidity after the term of the partnership, which is generally until December 31, 2010 unless the term of the partnership is extended at the option of the general partner for up to three additional one-year periods.
5. DEBT AND FINANCING ARRANGEMENTS
     On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the Senior Notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%. The Company used a portion of the proceeds from the Senior Notes to repay the outstanding amount of the existing credit agreement as well as to provide additional capital to its subsidiaries and for other general corporate purposes. As of September 30, 2007, the fair value of the Senior Notes as published by Bloomberg was 104.89% of their principal amount, or $524,500, providing an effective yield of 6.75%.
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
     On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company did not record any unrecognized tax benefits or expenses. Management has deemed all material tax provisions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company will recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income. The Company has not recorded any interest or penalties during the three and nine month periods ended September 30, 2007 and 2006 and has not accrued any payment of interest and penalties as of September 30, 2007 and December 31, 2006.
     The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2007.
7. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of September 30, 2007 and December 31, 2006 was $10,000.
     The issued share capital consists of the following:

	September 30,	December 31,
	2007	2006
Common shares issued and fully paid, par value $0.03 per share	60,424,795	60,287,696

Share capital at end of period	$1,812	$1,809

     As of September 30, 2007, there were outstanding 32,542,229 voting common shares and 27,882,566 non-voting common shares.
b) Dividends
     The Company paid quarterly dividends of $0.15 per common share on each of April 5, 2007, June 14, 2007 and September 13, 2007, payable to shareholders of record on March 20, 2007, May 29, 2007 and August 28, 2007, respectively.
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
8. EMPLOYEE BENEFIT PLANS — (continued)
a) Employee option plan — (continued)
vesting period. Under the Plan, up to 2,000,000 common shares of Holdings may be issued. These options are exercisable in certain limited conditions, expire after ten years, and generally vest pro-rata over four years from the date of grant. During the period from November 13, 2001 to December 31, 2002, the exercise price of the options issued was $24.27 per share, after giving effect to the extraordinary dividend mentioned below. The exercise prices of options issued subsequent to December 31, 2002 and prior to the IPO were based on the per share book value of the Company. In accordance with the Plan, the exercise prices of the options issued prior to the declaration of the extraordinary dividend in March 2005 were reduced by the per share value of the dividend declared. The exercise price of options issued subsequent to the IPO are determined by the compensation committee of the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
Outstanding at beginning of period	1,195,990	1,036,322
Granted	256,650	179,328
Exercised	(179,290)	(10,118)
Forfeited	(35,257)	(9,542)

Outstanding at end of period	1,238,093	1,195,990

Weighted average exercise price per option	$30.99	$27.59
     The following table summarizes the exercise prices for outstanding employee stock options as of September 30, 2007.

		Weighted Average			Intrinsic Value
	Options	Remaining		Options	on Options
Exercise Price Range	Outstanding	Contractual Life		Exercisable	Exercisable
$23.61 - $26.94	413,999	4.70	years	413,999	$11,446
$28.08 - $31.47	391,777	7.43		189,540	4,236
$31.77 - $35.01	182,167	7.45		89,004	1,698
$41.00 - $43.50	227,150	9.49		—	—
$45.93 - $47.07	23,000	9.66		—	—

	1,238,093			692,543	$17,380

     Prior to the second quarter of 2006, the calculation of the compensation expense associated with the options had been made by reference to the book value per share of the Company as of the end of each period, and was deemed to be the difference between such book value per share and the exercise price of the individual options. The book value of the Company approximated its fair value. The use of a fair value other than the book value was first implemented for the period ended June 30, 2006. The fair value of each option outstanding at June 30, 2006 was determined using the Black-Scholes option-pricing model. Although the IPO was subsequent to June 30, 2006, the best estimate of the fair value of the common shares at that time was the IPO price of $34.00 per share. This amount was used in the model for June 30, 2006, and the Plan was accounted for as a “liability plan” in accordance with FAS No. 123(R) “Share Based Payment” (“FAS 123(R)”). The compensation expense recorded for the three and nine months ended September 30, 2006 includes a one-time expense of $2,582, which is the difference between the fair value of the options using the Black-Scholes option-pricing model and the amount previously expensed.
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
     Assumptions used in the option-pricing model for the options revalued at the time of the IPO, and for those issued subsequent to the IPO are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
8. EMPLOYEE BENEFIT PLANS — (continued)
a) Employee option plan — (continued)

			Options granted
	Options revalued	Options granted after	during the nine
	as part of the IPO	the IPO and prior to	months ended
	July 11, 2006	December 31, 2006	September 30, 2007
Expected term of option	6.25 years	6.25 years	6.25 years
Weighted average risk-free interest rate	5.11%	4.64%	4.61%
Expected volatility	23.44%	23.68%	22.88%
Dividend yield	1.50%	1.50%	1.50%
Weighted average fair value on grant date	$11.08	$11.34	$12.07
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
     Compensation expense of $620 and $62 relating to the options has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2007 and 2006, respectively. Compensation expense of $1,936 and $2,643 relating to the options has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company has recorded in “additional paid-in capital” on the condensed consolidated balance sheets amounts of $11,296 and $9,349, respectively, in connection with all options granted.
     As of September 30, 2007, there was $5,250 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $3,460.
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

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
Outstanding RSUs at beginning of period	704,372	127,163
RSUs granted	186,558	586,708
RSUs fully vested	(35,312)	(1,666)
RSUs forfeited	(33,168)	(7,833)

Outstanding RSUs at end of period	822,450	704,372

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
     Compensation expense of $1,990 and $1,230 relating to the issuance of the RSUs has been recognized in “general and

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
8. EMPLOYEE BENEFIT PLANS — (continued)
b) Stock incentive plan — (continued)
administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2007 and 2006, respectively. Likewise, compensation expense of $5,836 and $2,384 relating to the issuance of RSUs has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007 and December 31, 2006, the Company has recorded $10,765 and $5,031, respectively, in “additional paid-in capital” on the condensed consolidated balance sheets in connection with the RSUs awarded. As of September 30, 2007, there was $20,496 of total unrecognized compensation expense related to unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 3.1 years.
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

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
Outstanding LTIP awards at beginning of period	228,334	—
LTIP awards granted	392,500	228,334
LTIP awards subjected to accelerated vesting	(30,000)	—
LTIP awards forfeited	—	—

Outstanding LTIP awards at end of period	590,834	228,334

     Compensation expense of $2,960 and $970 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2007 and 2006, respectively. Compensation expense of $9,561 and $2,911 has been included in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007 and 2006, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. For 2006, the Company’s IPO price per share of $34.00 was used. The LTIP is deemed to be an equity plan and as such, $13,442 and $3,882 has been included in “additional paid-in capital” on the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, there was $23,103 of total unrecognized compensation expense related to unvested LTIP awards. This expense is expected to be recognized over a weighted-average period of 1.9 years.
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
     The total compensation expense of $5,570 and $2,262 relating to the stock options, RSUs and LTIP has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2007 and 2006, respectively. The total compensation expense of $17,334 and $7,938 relating to the stock options, RSUs and LTIP has been recognized in “general and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007 and 2006, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
9. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share Net income	$108,959	$113,985	$346,167	$314,477
Weighted average common shares outstanding	60,413,019	58,376,307	60,381,867	52,900,664

Basic earnings per share	$1.80	$1.95	$5.73	$5.94

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Diluted earnings per share
Net income	$108,959	$113,985	$346,167	$314,477
Weighted average common shares outstanding	60,413,019	58,376,307	60,381,867	52,900,664
Share equivalents:
Warrants and options	2,053,905	1,227,768	1,776,360	1,225,745
RSUs	391,907	619,234	370,878	349,554
LTIP awards	391,193	228,334	279,081	101,482

Weighted average common shares and common share equivalents outstanding — diluted	63,250,024	60,451,643	62,808,186	54,577,445

Diluted earnings per share	$1.72	$1.89	$5.51	$5.76

     For the three-month period ended September 30, 2007, all common share equivalents, consisting of warrants issued to certain of the Company’s founding shareholders and stock options, RSU and LTIP awards were considered dilutive and have been included in the calculation of the diluted earnings per share. For the nine-month period ended September 30, 2007, a weighted average of 7,778 employee stock options were considered antidilutive and were therefore excluded from the calculation of the diluted earnings per share.
     For the three and nine-month periods ended September 30, 2006, all common share equivalents, consisting of warrants issued to certain of the Company’s founding shareholders and stock options, RSU and LTIP awards were considered dilutive and have been included in the calculation of the diluted earnings per share.
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
     The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed and the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
10. LEGAL PROCEEDINGS — (continued)
court is deciding whether to extend the current stay during the pendency of an appeal filed by the class action plaintiffs with the Third Circuit Court of Appeals. While this matter is in an early stage, it is not possible to predict its outcome, the Company does not, however, currently believe that the outcome will have a material adverse effect on the Company’s operations or financial position.
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
     The following table provides a summary of the segment results for the three and nine months ended September 30, 2007 and 2006.

Three Months Ended September 30, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$60,192	$122,212	$93,849	$276,253
Net premiums written	32,400	92,917	93,980	219,297
Net premiums earned	44,246	114,977	124,436	283,659
Net losses and loss expenses	(29,271)	(71,369)	(72,606)	(173,246)
Acquisition costs	811	(2,927)	(27,082)	(29,198)
General and administrative expenses	(8,421)	(17,876)	(9,753)	(36,050)

Underwriting income	7,365	22,805	14,995	45,165
Net investment income				76,133
Net realized investment losses				(4,196)
Interest expense				(9,481)
Foreign exchange gain				976

Income before income taxes				$108,597

Loss and loss expense ratio	66.2%	62.1%	58.4%	61.1%
Acquisition cost ratio	(1.8)%	2.5%	21.8%	10.3%
General and administrative expense ratio	19.0%	15.6%	7.8%	12.7%

Combined ratio	83.4%	80.2%	88.0%	84.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
11. SEGMENT INFORMATION — (continued)

Three Months Ended September 30, 2006	Property	Casualty	Reinsurance	Total
Gross premiums written	$88,150	$144,576	$129,752	$362,478
Net premiums written	40,855	127,893	129,268	298,016
Net premiums earned	46,576	135,186	135,997	317,759
Net losses and loss expenses	(28,917)	(78,979)	(73,038)	(180,934)
Acquisition costs	373	(7,301)	(30,857)	(37,785)
General and administrative expenses	(6,273)	(12,894)	(6,473)	(25,640)

Underwriting income	11,759	36,012	25,629	73,400
Net investment income				61,407
Net realized investment losses				(9,080)
Interest expense				(9,529)
Foreign exchange gain				561

Income before income taxes				$116,759

Loss and loss expense ratio	62.1%	58.4%	53.7%	56.9%
Acquisition cost ratio	(0.8)%	5.4%	22.7%	11.9%
General and administrative expense ratio	13.5%	9.6%	4.8%	8.1%

Combined ratio	74.8%	73.4%	81.2%	76.9%

Nine Months Ended September 30, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$318,520	$435,492	$491,196	$1,245,208
Net premiums written	137,479	335,182	491,067	963,728
Net premiums earned	137,055	363,101	373,188	873,344
Net losses and loss expenses	(70,285)	(222,644)	(222,537)	(515,466)
Acquisition costs	374	(13,998)	(76,642)	(90,266)
General and administrative expenses	(24,341)	(49,894)	(29,450)	(103,685)

Underwriting income	42,803	76,565	44,559	163,927
Net investment income				222,718
Net realized investment losses				(12,161)
Interest expense				(28,337)
Foreign exchange gain				412

Income before income taxes				$346,559

Loss and loss expense ratio	51.3%	61.3%	59.6%	59.0%
Acquisition cost ratio	(0.3)%	3.9%	20.5%	10.3%
General and administrative expense ratio	17.8%	13.7%	7.9%	11.9%

Combined ratio	68.8%	78.9%	88.0%	81.2%

Nine Months Ended September 30, 2006	Property	Casualty	Reinsurance	Total
Gross premiums written	$374,830	$475,074	$529,010	$1,378,914
Net premiums written	152,808	414,812	528,237	1,095,857
Net premiums earned	141,633	400,488	390,098	932,219
Net losses and loss expenses	(86,965)	(258,993)	(220,780)	(566,738)
Acquisition costs	2,631	(23,575)	(85,976)	(106,920)
General and administrative expenses	(18,233)	(35,873)	(18,112)	(72,218)

Underwriting income	39,066	82,047	65,230	186,343
Net investment income				178,351
Net realized investment losses				(24,488)
Interest expense				(23,056)
Foreign exchange gain				491

Income before income taxes				$317,641

Loss and loss expense ratio	61.4%	64.7%	56.6%	60.8%
Acquisition cost ratio	(1.9)%	5.9%	22.0%	11.5%
General and administrative expense ratio	12.9%	8.9%	4.7%	7.7%

Combined ratio	72.4%	79.5%	83.3%	80.0%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
11. SEGMENT INFORMATION — (continued)
     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three and nine months ended September 30, 2007 and 2006. All inter-company premiums have been eliminated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Bermuda	$156,166	$217,657	$749,248	$841,782
United States	34,529	41,341	91,642	112,981
Europe	28,602	39,018	122,838	141,094

Total net premiums written	$219,297	$298,016	$963,728	$1,095,857

12. SUBSEQUENT EVENT
     On November 7, 2007, the Company declared a quarterly dividend of $0.18 per common share, payable on December 20, 2007 to shareholders of record on December 4, 2007.

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
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our insurance subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of September 30, 2007, we had $8.9 billion of total assets, $2.6 billion of shareholders’ equity and $3.1 billion of total capital, which includes shareholders’ equity and senior notes.
     During the three months ended September 30, 2007, there were no significant catastrophic events that materially impacted our financial condition or results of operations. However, we continued to see rate declines and increased competition across all of our operating segments. We believe increased competition has principally resulted from increased capacity in the insurance and reinsurance marketplaces. We believe the trend of increased capacity and decreasing rates will continue during the remainder of 2007 and into 2008. Given this trend, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written decreased by $86.2 million, or 23.8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and our consolidated gross premiums written decreased by $133.7 million, or 9.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Our net income for the three months ended September 30, 2007 decreased by $5.0 million, or 4.4%, to $109.0 million compared to $114.0 million for the three months ended September 30, 2006. Net income for the three months ended September 30, 2007 included net investment income of $76.1 million compared to $61.4 million for the three months ended September 30, 2006. Our net income for the nine months ended September 30, 2007 increased $31.7 million, or 10.1%, to $346.2 million compared to $314.5 million for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 included net investment income of $222.7 million compared to $178.4 million for the nine months ended September 30, 2006.
Market Outlook
     The following is a summary of what we believe to be the current market trends in each of our operating segments:
     Property Segment. Competition is increasing but we believe margins are still attractive for catastrophe-exposed business even though rates are lower than they were in 2006. We would expect to continue to see lower rates for catastrophe-exposed business given the benign level of windstorm activity in the United States through the nine months ended September 30, 2007.

     Casualty Segment. Competition is increasing and rates continue to decline. On average, rates on renewal business for all our casualty lines are down approximately 10% to 15% from the prior period. We are beginning to notice some pressure on insurance policy terms and conditions, but overall they are satisfactory.
     Reinsurance Segment. For our casualty reinsurance business, there is softening of the underlying pricing that may cause us to shift to providing less pro-rata reinsurance coverage and more excess-of-loss reinsurance coverage, where we believe market opportunities are more attractive. The U.S. property market, particularly catastrophe reinsurance business, is relatively stable and continues to offer opportunities. The property market internationally is experiencing weaker pricing.
     Property Catastrophe Risk Tolerance. During the three months ended September 30, 2007, we redefined our risk tolerance relating to property catastrophe events. For our direct property and property reinsurance business, we seek to manage our risk exposure so that our probable maximum loss for a single catastrophic event, after all applicable reinsurance, in any “one-in-250 year” event could be up to approximately 20% of our total capital.
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
Expenses
     Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses incurred are comprised of three main components:
•	losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;

•	outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	reserves for losses incurred but not reported, or “IBNR”, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation. The portion recoverable from reinsurers is deducted from the gross estimated loss.
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
     General and administrative expenses include personnel expenses including stock-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense, increased rent expense for our new Bermuda premises and additional amortization expense for building-related and infrastructure expenditures. We believe the trend of increased general and administrative expenses will continue during the remainder of 2007 and into 2008.

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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs and other-than-temporary impairment of investments. For a detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report, except as discussed below.
Reserve for Losses and Loss Expenses
     The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as “case reserves” and reserves for IBNR. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. There is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require substantial judgment because they relate to unreported events that, based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company. IBNR also includes a provision for the development of losses that are known to have occurred, but for which a specific amount has not yet been reported. IBNR may also include a provision for estimated development of known case reserves.
     The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves.
     Reserves for losses and loss expenses as of September 30, 2007 and December 31, 2006 were comprised of the following:

	As of	As of
	September 30,	Dec. 31,
	2007	2006
	($ in millions)
Case reserves	$991.1	$935.2
IBNR	2,840.9	2,701.8

Reserve for losses and loss expenses	3,832.0	3,637.0
Reinsurance recoverable	(674.4)	(689.1)

Net reserve for losses and loss expenses	$3,157.6	$2,947.9

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
     During 2007, we adjusted our reliance on actuarial methods utilized for certain lines of business and loss years within our casualty segment from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. Placing greater reliance on more responsive actuarial methods for certain lines of business and loss years within our casualty segment is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient historical experience to utilize other acceptable actuarial methodologies.
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

Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in millions)
Gross premiums written	$276.3	$362.5	$1,245.2	$1,378.9

Net premiums written	219.3	298.0	963.7	1,095.9

Net premiums earned	283.7	317.8	873.3	932.2
Net investment income	76.1	61.4	222.7	178.4
Net realized investment losses	(4.2)	(9.1)	(12.1)	(24.5)

	$355.6	$370.1	$1,083.9	$1,086.1

Net losses and loss expenses	$173.2	$180.9	$515.5	$566.7
Acquisition costs	29.2	37.8	90.2	106.9
General and administrative expenses	36.1	25.7	103.7	72.2
Interest expense	9.5	9.5	28.3	23.1
Foreign exchange gain	(1.0)	(0.6)	(0.4)	(0.5)

	$247.0	$253.3	$737.3	$768.4

Income before income taxes	$108.6	$116.8	$346.6	$317.7
Income tax (recovery) expense	(0.4)	2.8	0.4	3.2

Net income	$109.0	$114.0	$346.2	$314.5

Ratios
Loss and loss expense ratio	61.1%	56.9%	59.0%	60.8%
Acquisition cost ratio	10.3	11.9	10.3	11.5
General and administrative expense ratio	12.7	8.1	11.9	7.7
Expense ratio	23.0	20.0	22.2	19.2
Combined ratio	84.1	76.9	81.2	80.0
Comparison of Three Months Ended September 30, 2007 and 2006
Premiums
     Gross premiums written decreased by $86.2 million, or 23.8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in gross premiums written was primarily the result of the following:
•	The non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business in each of our operating segments. In particular, our reinsurance segment did not write any property industry loss warranties (“ILWs”) contracts during the three months ended September 30, 2007 compared to three property ILWs contracts for gross premiums written of $9.4 million during the three months ended September 30, 2006. The reduction in property ILW contracts written was due to pricing terms that did not meet our underwriting requirements.

•	A reduction in the amount of upward adjustments on estimated reinsurance premiums. Net upward adjustments on estimated reinsurance premiums were lower by approximately $9.7 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums.

•	The timing of renewal of one casualty reinsurance treaty, which previously renewed in the third quarter of 2006 for $19.2 million, but was renewed in the second quarter of 2007 for $23.1 million.

•	We reduced the amount of gross premiums written in our energy line of business by $11.4 million, or 38.8%, in response to market conditions.

     The table below illustrates our gross premiums written by geographic location for the three months ended September 30, 2007 and 2006.

	Three Months
	Ended September 30,
			Dollar	Percentage
	2007	2006	Change	Change
		($ in millions)
Bermuda	$181.2	$248.9	$(67.7)	(27.2)%
Europe	43.2	62.0	(18.8)	(30.3)
United States	51.9	51.6	0.3	0.6

	$276.3	$362.5	$(86.2)	(23.8)%

     The decrease in gross premiums written by our Bermuda office was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or terms and conditions), increased competition and decreasing rates for new and renewal business. Also causing lower gross premiums written for our Bermuda office was the casualty reinsurance treaty, which previously renewed in the third quarter of 2006, but was renewed in the second quarter of 2007; the reduction in property ILWs contracts written; and the reduction in the amount of upward adjustments on estimated reinsurance premiums, discussed above. The decline in gross premiums written for our European office was primarily due to the reduction in energy business discussed above. Our U.S. offices recorded a modest increase in gross premiums written, despite the increased competition and rate decreases. The increase was a result of increased marketing efforts during 2007.
     Net premiums written decreased by $78.7 million, or 26.4%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, a higher percentage decrease than that of gross premiums written due to increased reinsurance utilization. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 20.6% of gross premiums written for the three months ended September 30, 2007 compared to 17.8% for the same period in 2006. The increase in the cession ratio was primarily due to higher cessions in our casualty segment. We increased the percentage ceded on our general casualty business and began to cede a portion of our healthcare business and professional liability business during 2007. We increased the amount we cede as we have been able to obtain adequate protection at cost-effective levels while reducing the overall volatility of our insurance operations.
     Net premiums earned decreased by $34.1 million, or 10.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The reduction in net premiums earned was caused by lower net premiums written for each of our operating segments during 2007 compared to 2006.
     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums Written		Premiums Earned
	Three Months Ended September 30,
	2007	2006	2007	2006
Property	21.8%	24.3%	15.6%	14.7%
Casualty	44.2	39.9	40.5	42.5
Reinsurance	34.0	35.8	43.9	42.8
     Our mix of business, on a gross premiums written basis, was more heavily weighted to casualty for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as this segment had a smaller percentage decline than property and reinsurance. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to casualty and reinsurance.
Net Investment Income and Realized Gains/Losses
     Net investment income increased by $14.7 million, or 23.9%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was primarily the result of increased interest rates and an approximate 16.1% increase in the market value of the average aggregate invested assets for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our aggregate invested assets grew due to positive operating cash flows and appreciation in the market value of the portfolio. Investment management fees of $1.6 million and $1.3 million were incurred during the three months ended September 30, 2007 and 2006, respectively.

     The annualized period book yield of the investment portfolio for the three months ended September 30, 2007 and 2006 was 4.7% and 4.4%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year. We continue to maintain a conservative investment posture. As of September 30, 2007, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s Investors Service (“Moody’s”), with an average duration of approximately 3.2 years as of September 30, 2007.
     During the three months ended September 30, 2007, we recognized $4.2 million in net realized losses on investments, which included (i) a write-down of approximately $25.4 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary and (ii) net realized gains from the sale of securities of $21.2 million. Included in the other-than-temporary impairment charge for the three months ended September 30, 2007 was a charge of $23.9 million for our investment in the Goldman Sachs Global Alpha Hedge Fund PLC. As of September 30, 2007, our basis in the fund was $57.5 million and the fair value was $33.6 million, resulting in a loss of $23.9 million. We reviewed our carrying value of the investment in light of the significant changes in economic conditions that occurred during the third quarter of 2007, which included sub-prime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of our investment to decline. Although we have no immediate plans to sell our investment in the fund, it is difficult to determine when recovery will occur, and as such, we recorded an other-than-temporary impairment charge. The remaining write-downs of $1.5 million were solely due to changes in interest rates. Comparatively, during the three months ended September 30, 2006, we recognized $9.1 million in net realized losses on investments, which included a write-down of approximately $8.4 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in market value of these securities were solely due to changes in interest rates.
 Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $7.7 million, or 4.3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The primary reason for the reduction in these expenses was lower net premiums earned during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, partially offset by lower net favorable reserve development recognized during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Because our net exposures tend to vary with net premiums earned, lower net premiums earned will reduce the ultimate loss reserve amount, and therefore, reduce the losses and loss expenses incurred. We were not subject to any material losses from catastrophes during the three months ended September 30, 2007 and 2006. We expect that our losses from Hurricane Dean and the July 2007 U.K. flood to be $10.0 million and $12.7 million, respectively.
     We recognized net favorable reserve development related to prior years of approximately $28.5 million and $38.7 million during the three months ended September 30, 2007 and 2006, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the three months ended September 30, 2007:
•	We recognized net favorable reserve development of $22.5 million related to the 2005 windstorms and net favorable reserve development of $1.3 million related to the 2004 windstorms due to lower than anticipated reported loss activity over the past 12 months.

•	Net favorable reserve development of $12.4 million in our casualty segment, which primarily related to our general casualty line of business for the 2004 and 2005 loss years as a result of lower than anticipated reported loss activity.

•	Net unfavorable reserve development of $7.7 million, excluding the 2004 and 2005 windstorms, in our property segment, which was primarily the result of higher than anticipated reported loss activity in our general property line of business for loss years 2004 and 2005.
     The following is a breakdown of the major factors contributing to the $38.7 million in net favorable reserve development for the three months ended September 30, 2006:
•	Net favorable reserve development related to the 2002 and 2003 loss year business written in our casualty segment due to continued low loss emergence.

•	Net favorable reserve development related to the 2004 and 2005 loss year business written in our property segment due to continued low loss emergence.

•	Anticipated recoveries of $4.6 million on our property catastrophe reinsurance protection related to Hurricane Frances.
     The loss and loss expense ratio for the three months ended September 30, 2007 was 61.1% compared to 56.9% for the three months ended September 30, 2006. Net favorable reserve development recognized in the three months ended September 30, 2007 reduced the loss and loss expense ratio by 10.1 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 71.2%. Net favorable reserve development recognized in the three months ended September 30, 2006 reduced the loss and loss expense ratio by 12.2 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 69.1%. The increase in the current year loss and loss expense ratio was primarily due to higher than expected loss activity for our European general property line of business.
     The following table shows the components of the decrease in net losses and loss expenses of $7.7 million for the three months ended September 30, 2007 from the three months ended September 30, 2006.

	Three Months Ended
	September 30,
			Dollar
	2007	2006	Change
	($ in millions)
Net losses paid	$82.7	$100.1	$(17.4)
Net change in reported case reserves	57.2	(41.0)	98.2
Net change in IBNR	33.3	121.8	(88.5)

Net losses and loss expenses	$173.2	$180.9	$(7.7)

     Net losses paid decreased by $17.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This was primarily due to lower claim payments relating to the 2004 and 2005 windstorms partially offset by increased net paid losses in our casualty segment. During the three months ended September 30, 2007, $15.5 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $44.8 million during the three months ended September 30, 2006. During the three months ended September 30, 2007, we recovered $7.2 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $11.6 million for the three months ended September 30, 2006. In our casualty segment, we paid losses on three large professional liability claims totaling approximately $13.8 million during the three months ended September 30, 2007. The increase in reported case reserves was due to several large losses reported in our casualty segment partially offset by continued payments on the 2004 and 2005 windstorms during the three months ended September 30, 2007. The decrease in IBNR was primarily due to net favorable reserve development on prior year reserves and the decrease in net premiums earned.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, July 1	$3,064.5	$2,818.3
Incurred related to:
Current period non-catastrophe	201.7	219.6
Current period property catastrophe	—	—
Prior period non-catastrophe	(4.7)	(34.1)
Prior period property catastrophe	(23.8)	(4.6)

Total incurred	$173.2	$180.9
Paid related to:
Current period non-catastrophe	7.7	4.9
Current period property catastrophe	—	—
Prior period non-catastrophe	59.5	50.4
Prior period property catastrophe	15.5	44.8

Total paid	$82.7	$100.1
Foreign exchange revaluation	2.6	(0.2)

Net reserve for losses and loss expenses, September 30	3,157.6	2,898.9
Losses and loss expenses recoverable	674.4	688.1

Reserve for losses and loss expenses, September 30	$3,832.0	$3,587.0
Acquisition Costs
     Acquisition costs decreased by $8.6 million, or 22.8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Acquisition costs as a percentage of net premiums earned were 10.3% for the three months ended September 30, 2007 compared to 11.9% for the same period in 2006. The decrease in this rate was primarily due to increased commissions received on ceded reinsurance in our casualty segment, as well as a reduction in the commissions paid to IPCRe Underwriting Services Limited (“IPCUSL”) as our underwriting agency agreement with them was terminated in December 2006.
General and Administrative Expenses
     General and administrative expenses increased by $10.4 million, or 40.5%, for the three months ended September 30, 2007 compared to the same period in 2006. The following is a breakdown of the major factors contributing to the increase:
•	Salary and employee welfare costs increased approximately $5.5 million. This included an increase in stock-based compensation of $3.3 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We also increased our average staff count by approximately 11.9%.

•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $1.8 million, primarily related to our new offices in Bermuda and Boston.

•	Information technology costs increased by approximately $2.1 million due to the amortization of hardware and software, as well as consulting costs required as part of the development of our technological infrastructure.

•	Expenses of $1.5 million incurred in relation to the evaluation of potential business opportunities.
     Our general and administrative expense ratio was 12.7% for the three months ended September 30, 2007 compared to 8.1% for the three months ended September 30, 2006. The increase was primarily due to the factors discussed above, while net premiums earned declined.
     Our expense ratio was 23.0% for the three months ended September 30, 2007 compared to 20.0% for the three months ended September 30, 2006. The increase resulted primarily from increased general and administrative expenses, partially offset by a decrease in our acquisition costs.
Interest Expense
     Interest expense was $9.5 million for the three months ended September 30, 2007 and 2006.
Net Income
     Net income for the three months ended September 30, 2007 was $109.0 million compared to net income of $114.0 million for the three months ended September 30, 2006. The decrease was primarily the result of lower net premiums earned and increased general and administrative expenses partially offset by increased net investment income and lower net realized losses. Net income for the three months ended September 30, 2007 included a net foreign exchange gain of $1.0 million and an income tax recovery of $0.4 million. Net income for the three months ended September 30, 2006 included a net foreign exchange gain of $0.6 million and an income tax expense of $2.8 million.

   Comparison of Nine Months Ended September 30, 2007 and 2006
 Premiums
     Gross premiums written decreased by $133.7 million, or 9.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in gross premiums written was primarily the result of the following:
•	The non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business in each of our operating segments.

•	A reduction in the amount of upward adjustments on estimated reinsurance premiums. Net upward adjustments on estimated reinsurance premiums were lower by approximately $59.6 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums.

•	We reduced the amount of gross premiums written in our energy line of business by $35.3 million, or 33.1%, in response to market conditions.
     The table below illustrates our gross premiums written by geographic location for the nine months ended September 30, 2007 and 2006.

	Nine Months
	Ended September 30,
			Dollar	Percentage
	2007	2006	Change	Change
	($ in millions)
Bermuda	$907.7	$1,026.7	$(119.0)	(11.6)%
Europe	196.5	216.9	(20.4)	(9.4)
United States	141.0	135.3	5.7	4.2

	$1,245.2	$1,378.9	$(133.7)	(9.7)%

     The decrease in gross premiums written by our Bermuda office was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business. Also impacting our Bermuda office was the reduction in upward adjustments on estimated reinsurance premiums, discussed above. The decline in gross premiums written for our European office was primarily due to the reduction in energy business discussed above. Our U.S. offices recorded an increase in gross premiums written, despite the increased competition and rate decreases. The increase was a result of increased marketing efforts during 2007.
     Net premiums written decreased by $132.2 million, or 12.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, a higher percentage decrease than that of gross premiums written due to increased reinsurance utilization. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 22.6% of gross premiums written for the nine months ended September 30, 2007 compared to 20.5% for the same period in 2006. The higher percentage of ceded premiums written was due to the following:
•	In our casualty segment, we increased the percentage of ceded premiums on our general casualty business and began to cede a portion of our healthcare business and professional liability business. We have increased the amount we ceded as we have been able to obtain adequate protection at cost-effective levels and in order to reduce the overall volatility of our insurance operations.

•	Partially offsetting the increased cessions in our casualty segment was lower cessions in our property segment. In our property segment, we renewed our property catastrophe reinsurance treaty effective May 1, 2007 for a lower premium rate than the previous treaty, and did not renew our energy treaty, which expired June 1, 2007. Partially offsetting these reductions in the property segment was an increase in the percentage of ceded premiums on our general property treaty.

     Net premiums earned decreased by $58.9 million, or 6.3%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of lower net premiums written for each of our segments during 2007 compared to 2006. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the nine months ended September 30, 2007.
     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis.

	Gross		Net
	Premiums Written		Premiums Earned
	Nine Months Ended September 30,
	2007	2006	2007	2006
Property	25.6%	27.2%	15.7%	15.2%
Casualty	35.0	34.4	41.6	43.0
Reinsurance	39.4	38.4	42.7	41.8
     The percentage of casualty net premiums earned was lower during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the increase in the amount of reinsurance utilized during 2007 than in 2006, discussed above. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a large portion of our property business compared to our casualty and reinsurance businesses.
Net Investment Income and Realized Gains/Losses
     Net investment income increased by $44.3 million, or 24.8%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was primarily the result of increased interest rates and an approximate 16.6% increase in the market value of the average aggregate invested assets from September 30, 2006 to 2007. Our aggregate invested assets grew due to positive operating cash flows and appreciation in the market value of the portfolio as well as the proceeds received from our initial public offering of common shares (“IPO”) in July 2006. Investment management fees of $4.6 million and $3.5 million were incurred during the nine months ended September 30, 2007 and 2006, respectively.
     The annualized period book yield of the investment portfolio for the nine months ended September 30, 2007 and 2006 was 4.7% and 4.3%, respectively. The increase in yield was primarily the result of increases in prevailing market interest rates over the past year. We continue to maintain a conservative investment posture. As of September 30, 2007, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s, with an average duration of approximately 3.2 years as of September 30, 2007.
     During the nine months ended September 30, 2007, we recognized $12.1 million in net realized losses on investments, which included (i) a write-down of approximately $37.7 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary and (ii) net realized gains from the sale of securities of $25.6 million. Included in the $37.7 million in write-downs was an other than temporary impairment of $23.9 million related to our investment in the Goldman Sachs Global Alpha Hedge Fund PLC. The remaining write-downs of $13.8 million were solely due to changes in interest rates. Comparatively, during the nine months ended September 30, 2006, we recognized $24.5 million in net realized losses on investments, which included a write-down of approximately $13.3 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in the market value of these securities were solely due to changes in interest rates.
     The following table shows the components of net realized investment losses.

	Nine Months Ended September 30,
	2007	2006
	($ in millions)
Net loss on investments	$(12.1)	$(24.9)
Net gain on interest rate swaps	—	0.4

Net realized investment losses	$(12.1)	$(24.5)

Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $51.2 million, or 9.0%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The primary reasons for the reduction in these expenses were higher net favorable reserve development and lower earned premiums during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We were not subject to any material losses from catastrophes during the nine months ended September 30, 2007 and 2006. We expect that our losses from Hurricane Dean and the July 2007 U.K. flood to be $10.0 million and $12.7 million, respectively.
     We recognized net favorable reserve development related to prior years of approximately $87.1 million and $67.7 million during the nine months ended September 30, 2007 and 2006, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the nine months ended September 30, 2007:
•	Net favorable reserve development of $42.2 million for our casualty segment, which consisted of $126.5 million of favorable reserve development primarily related to low loss emergence in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and low loss emergence in our general casualty business for the 2004 loss year. These favorable reserve developments were partially offset by $84.3 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and our professional liability line of business for the 2002 loss year.

•	We recognized net favorable reserve development of $35.0 million related to the 2005 windstorms and net favorable reserve development of $4.0 million related to the 2004 windstorms. We recognized the net favorable reserve development for the 2004 and 2005 windstorms due to lower than anticipated reported loss activity over the past 12 months. As of September 30, 2007, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $420.9 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable reserve development of $2.6 million, excluding the 2004 and 2005 windstorms, for our property segment, which consisted of $28.4 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $25.8 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.

•	Net favorable reserve development of $3.3 million, excluding the 2004 and 2005 windstorms, for our reinsurance segment related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 loss years and low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 loss years.
     The following is a breakdown of the major factors contributing to the $67.7 million in net favorable reserve development for the nine months ended September 30, 2006:
•	Net favorable reserve development related to the 2002 and 2003 loss year business written in our casualty segment due to continued low loss emergence.

•	Net favorable reserve development related to the 2004 and 2005 loss year business written in our property and reinsurance segments due to continued low loss emergence.

•	Anticipated recoveries of $4.6 million on our property catastrophe reinsurance protection related to Hurricane Frances.

     The loss and loss expense ratio for the nine months ended September 30, 2007 was 59.0% compared to 60.8% for the nine months ended September 30, 2006. Net favorable reserve development recognized in the nine months ended September 30, 2007 reduced the loss and loss expense ratio by 10.0 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 69.0%. Net favorable reserve development recognized in the nine months ended September 30, 2006 reduced the loss and loss expense ratio by 7.3 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 68.1%.

     The following table shows the components of the decrease in net losses and loss expenses of $51.2 million for the nine months ended September 30, 2007 from the nine months ended September 30, 2006.

	Nine Months Ended
	September 30,
			Dollar
	2007	2006	Change
		($ in millions)
Net losses paid	$309.8	$357.7	$(47.9)
Net change in reported case reserves	54.8	(67.7)	122.5
Net change in IBNR	150.9	276.7	(125.8)

Net losses and loss expenses	$515.5	$566.7	$(51.2)

     Net losses paid have decreased by $47.9 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was primarily due to lower claim payments relating to the 2004 and 2005 windstorms partially offset by increased net paid losses in our casualty segment. During the nine months ended September 30, 2007, $74.5 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $197.2 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we recovered $25.6 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $45.2 million for the nine months ended September 30, 2006. The increase in reported case reserves was due to several large losses reported in our casualty segment partially offset by continued payments on the 2004 and 2005 windstorms during the nine months ended September 30, 2007. The decrease in IBNR for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to net favorable reserve development on prior year reserves and the decrease in net premiums earned.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, January 1	$2,947.9	$2,689.1
Incurred related to:
Current period non-catastrophe	602.6	634.4
Current period property catastrophe	—	—
Prior period non-catastrophe	(48.1)	(63.1)
Prior period property catastrophe	(39.0)	(4.6)

Total incurred	$515.5	$566.7
Paid related to:
Current period non-catastrophe	11.0	12.0
Current period property catastrophe	—	—
Prior period non-catastrophe	224.3	148.5
Prior period property catastrophe	74.5	197.2

Total paid	$309.8	$357.7
Foreign exchange revaluation	4.0	0.8

Net reserve for losses and loss expenses, September 30	3,157.6	2,898.9
Losses and loss expenses recoverable	674.4	688.1

Reserve for losses and loss expenses, September 30	$3,832.0	$3,587.0
Acquisition Costs
     Acquisition costs decreased by $16.7 million, or 15.6%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Acquisition costs as a percentage of net premiums earned were 10.3% for the nine months ended September 30, 2007 compared to 11.5% for the same period in 2006. The decrease in this rate was primarily due to increased commissions received on ceded reinsurance in our casualty segment, as well as a reduction in the commissions paid to IPCUSL as our underwriting agency agreement with them was terminated in December 2006. That was partially offset by lower commissions received on ceded reinsurance in our property segment due to the non-renewal of our energy treaty that expired June 1, 2007.

General and Administrative Expenses
     General and administrative expenses increased by $31.5 million, or 43.6%, for the nine months ended September 30, 2007 compared to the same period in 2006. The following is a breakdown of the major factors contributing to this increase:
•	Salary and employee welfare costs increased approximately $17.2 million. This included an increase in stock-based compensation costs of $9.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The stock-based compensation costs for the nine months ended September 30, 2006 included a one-time expense of $2.8 million related to our IPO, of which $2.6 million related to our stock options and $0.2 million related to our restricted stock units. See Note 8 of the condensed consolidated financial statements included elsewhere in this Form 10-Q. We also increased our average staff count by approximately 12.3%.

•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $4.6 million due to our new offices in Bermuda and Boston.

•	Information technology costs increased by approximately $4.4 million due to the amortization of hardware and software, as well as consulting costs required as part of the development of our technological infrastructure.

•	Expenses of $1.5 million incurred in relation to the evaluation of potential business opportunities.

•	There was also a $2.0 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG during the nine months ended September 30, 2006. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006 and thereby reduced our general and administrative expenses for the nine months ended September 30, 2006.
     Our general and administrative expense ratio was 11.9% for the nine months ended September 30, 2007 compared to 7.7% for the nine months ended September 30, 2006. The increase was primarily due to the factors discussed above, while net premiums earned declined.
     Our expense ratio was 22.2% for the nine months ended September 30, 2007 compared to 19.2% for the nine months ended September 30, 2006. The increase resulted primarily from increased general and administrative expenses, partially offset by a decrease in our acquisition costs.
Interest Expense
     Interest expense increased $5.2 million, or 22.5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Interest expense incurred during the nine months ended September 30, 2007 represented three-quarters of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.
     Interest expense for the nine months ended September 30, 2006 included interest expense on the senior notes from July 21, 2006 to September 30, 2006 and interest expense related to our $500.0 million seven-year term loan secured in March 2005. This loan was repaid in full during the three months ended September 30, 2006, using a portion of the proceeds from both our IPO, including the exercise in full by the underwriters of their over-allotment option, and the issuance of $500.0 million aggregate principal amount of senior notes in July 2006. Interest on the term loan was based on LIBOR plus an applicable margin.
Net Income
     Net income for the nine months ended September 30, 2007 was $346.2 million compared to net income of $314.5 million for the nine months ended September 30, 2006. The increase was primarily the result of favorable prior year loss reserve development, increased net investment income, as well as lower net realized losses, which more than offset the reduction in net premiums earned and increased general and administrative expenses. Net income for the nine months ended September 30, 2007 included a net foreign exchange gain of $0.4 million and an income tax expense of $0.4 million. Net income for the nine months ended September 30, 2006 included a net foreign exchange gain of $0.5 million and an income tax expense of $3.2 million.

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
Property Segment
     The following table summarizes the underwriting results and associated ratios for the property segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		($ in millions)
Revenues
Gross premiums written	$60.2	$88.2	$318.5	$374.8
Net premiums written	32.4	40.9	137.5	152.8
Net premiums earned	44.2	46.6	137.0	141.6
Expenses
Net losses and loss expenses	$29.3	$28.9	$70.3	$86.9
Acquisition costs	(0.8)	(0.4)	(0.4)	(2.6)
General and administrative expenses	8.4	6.3	24.3	18.2
Underwriting income	7.3	11.8	42.8	39.1
Ratios
Loss and loss expense ratio	66.2%	62.1%	51.3%	61.4%
Acquisition cost ratio	(1.8)	(0.8)	(0.3)	(1.9)
General and administrative expense ratio	19.0	13.5	17.8	12.9
Expense ratio	17.2	12.7	17.5	11.0
Combined ratio	83.4	74.8	68.8	72.4
Comparison of Three Months Ended September 30, 2007 and 2006
     Premiums.  Gross premiums written decreased by $28.0 million, or 31.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in gross premiums written was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business. Gross premiums written for our energy line of business were also lower as a result of our decision to reduce our exposures in response to market conditions.

     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2007 and 2006.

	Three Months
	Ended September 30,
			Dollar	Percentage
	2007	2006	Change	Change
		($ in millions)
General property	$41.7	$58.8	$(17.1)	(29.1)%
Energy	18.0	29.4	(11.4)	(38.8)
Other	0.5	0.0	0.5	n/m *

	$60.2	$88.2	$(28.0)	(31.7)%

*n/m: not meaningful
     Net premiums written decreased by $8.5 million, or 20.8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in net premiums written was primarily the result of lower gross premiums written during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, partially offset by lower premiums ceded. Overall, we ceded 46.2% of gross premiums written for the three months ended September 30, 2007 compared to 53.7% for the three months ended September 30, 2006. The lower percentage of premiums ceded was due to the non-renewal of our energy treaty, which expired June 1, 2007, partially offset by an increased cession on our general property treaty. We did obtain reinsurance protection for certain energy lines effective September 1, 2007, which partially offset the lower percentage of premiums ceded. In addition, we purchased property catastrophe reinsurance protection on our international general property business effective September 1, 2007. Net premiums earned decreased by $2.4 million, or 5.2%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in net premiums earned was the result of lower net premiums written during 2007 than in 2006.
     Net losses and loss expenses.  Net losses and loss expenses increased by $0.4 million, or 1.4%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in net losses and loss expenses was primarily the result of lower net favorable development on prior year reserves recorded during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and higher losses on current year business.
     Overall, our property segment recognized net favorable reserve development of $12.9 million during the three months ended September 30, 2007 compared to net favorable reserve development of $14.2 million for the three months ended September 30, 2006. The $12.9 million of net favorable reserve development recognized included the following:
•	We recognized net favorable development of $21.7 million related to the 2005 windstorms and net unfavorable reserve development of $1.1 million related to the 2004 windstorms. We recognized the net favorable reserve development for the 2005 windstorms due to lower than anticipated reported loss activity over the past 12 months. The unfavorable reserve development recognized related to the 2004 windstorms was due to changes to our reinsurance recoverables as more losses were fully retained by us than originally estimated.

•	Net unfavorable reserve development of $7.7 million, excluding the 2004 and 2005 windstorms, was primarily related to higher than anticipated loss activity in our general property line of business for loss years 2004 and 2005.
     The $14.2 million in net favorable reserve development recognized during the three months ended September 30, 2006 included the following:
•	Favorable reserve development related to the 2005 loss year general property business, excluding the 2005 windstorms, and the 2004 loss year energy business due to lighter than expected loss emergence.

•	Anticipated recoveries of approximately $3.4 million recognized under our property catastrophe reinsurance protection related to Hurricane Frances, as we surpassed our applicable level of loss retention.
     The loss and loss expense ratio for the three months ended September 30, 2007 was 66.2% compared to 62.1% for the three months ended September 30, 2006. Net favorable reserve development recognized in the three months ended September 30, 2007 decreased the loss and loss expense ratio by 29.2 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 95.4%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2006 decreased the loss and loss expense ratio by 30.5 percentage points. Thus, the loss and expense ratio related to that period’s business was 92.6%. The current period loss ratio of 95.4% for the three months ended September 30, 2007 was primarily the result of higher than expected loss activity for our European general property line of business.
     Net paid losses for the three months ended September 30, 2007 and 2006 were $32.5 million and $52.1 million, respectively. During the three months ended September 30, 2007, $11.4 million of net losses were paid in relation to the 2004 and 2005 catastrophic windstorms compared to $17.0 million during the three months ended September 30, 2006. During the three months ended September 30, 2007, we received $4.3 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $7.0 million for the three months ended September 30, 2006.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, July 1	$375.9	$482.8
Incurred related to:
Current period non-catastrophe	42.2	43.1
Current period property catastrophe	—	—
Prior period non-catastrophe	7.7	(10.8)
Prior period property catastrophe	(20.6)	(3.4)

Total incurred	$29.3	$28.9
Paid related to:
Current period non-catastrophe	6.0	1.4
Current period property catastrophe	—	—
Prior period non-catastrophe	15.1	33.7
Prior period property catastrophe	11.4	17.0

Total paid	$32.5	$52.1
Foreign exchange revaluation	2.6	(0.2)

Net reserve for losses and loss expenses, September 30	375.3	459.4
Losses and loss expenses recoverable	416.9	474.0

Reserve for losses and loss expenses, September 30	$792.2	$933.4
     Acquisition costs.  Acquisition costs decreased by $0.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The negative acquisition cost for the three months ended September 30, 2007 and 2006 represented ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased to negative 1.8% for the three months ended September 30, 2007 from negative 0.8% for the same period in 2006 primarily as a result of the continued earning of ceding commission income from prior periods. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the ceding commission rates and amounts ceded will vary from renewal period to renewal period.
     General and administrative expenses.  General and administrative expenses increased by $2.1 million, or 33.3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in general and administrative expenses was attributable to increased salary and related costs, including stock-based compensation, increased building-related costs and higher costs associated with information technology. The increase in the general and administrative expense ratio from 13.5% for the three months ended September 30, 2006 to 19.0% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.
Comparison of Nine Months Ended September 30, 2007 and 2006
     Premiums.  Gross premiums written decreased by $56.3 million, or 15.0%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in gross premiums written was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business. Offsetting the decrease in gross premiums written in our

Bermuda and European offices was an increase in gross premiums written by our U.S. offices of $6.1 million, or 14.2%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Gross premiums written for our energy line of business were lower as a result of our decision to reduce our exposures in response to market conditions.
     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2007 and 2006.

	Nine Months
	Ended September 30,
			Dollar	Percentage
	2007	2006	Change	Change
		($ in millions)
General property	$246.1	$266.8	$(20.7)	(7.8)%
Energy	71.2	106.5	(35.3)	(33.1)
Other	1.2	1.5	(0.3)	(20.0)

	$318.5	$374.8	$(56.3)	(15.0)%

     Net premiums written decreased by $15.3 million, or 10.0%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was primarily the result of lower gross premiums written and increasing the percentage of premiums ceded on our general property treaty, partially offset by lower premiums ceded on our renewed property catastrophe treaty and the non-renewal of our energy treaty, which expired June 1, 2007. We renewed our property catastrophe reinsurance treaty effective May 1, 2007 and have increased our retention on the treaty with the strengthening of our capital base and with the increased reinsurance cessions on our general property reinsurance treaty. The increased retention as well as lower rates on the property catastrophe treaty resulted in approximately $23.0 million less annual premium being paid to our reinsurers than in the prior treaty year. Overall, we ceded 56.8% of gross premiums written for the nine months ended September 30, 2007 compared to 59.2% for the nine months ended September 30, 2006. Net premiums earned decreased by $4.6 million, or 3.2%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to lower net premiums written.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $16.6 million, or 19.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in net losses and loss expenses was primarily the result of higher net favorable reserve development on prior year reserves during the nine months ended September 30, 2007 than during the nine months ended September 30, 2006.
     Overall, our property segment recognized net favorable reserve development of $37.3 million during the nine months ended September 30, 2007 compared to net favorable reserve development of $20.2 million for the nine months ended September 30, 2006. The $37.3 million of net favorable reserve development included the following:
•	We recognized net favorable development of $30.4 million related to the 2005 windstorms and net favorable reserve development of $4.3 million related to the 2004 windstorms. We recognized the net favorable reserve development for the 2004 and 2005 windstorms due to less than anticipated reported loss activity over the past 12 months.

•	Net favorable reserve development of $2.6 million, excluding the 2004 and 2005 windstorms, which consisted of $28.4 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $25.8 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.
     The $20.2 million in net favorable reserve development for the nine months ended September 30, 2006 was attributable to several factors, including:
•	Excluding the losses related to the 2005 windstorms, lighter than expected loss emergence on 2005 loss year general property business, partially offset by unfavorable reserve development on our energy business for that loss year.

•	Favorable loss emergence on 2004 loss year general property and energy business.

•	Anticipated recoveries of approximately $3.4 million recognized under our property catastrophe reinsurance protection related to Hurricane Frances, as we surpassed our applicable level of loss retention.

•	Unfavorable reserve development of $2.5 million relating to the 2005 windstorms.
     The loss and loss expense ratio for the nine months ended September 30, 2007 was 51.3% compared to 61.4% for the nine months ended September 30, 2006. Net favorable reserve development recognized in the nine months ended September 30, 2007 reduced the loss and loss expense ratio by 27.2 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 78.5%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2006 decreased the loss and loss expense ratio by 14.2 percentage points. Thus, the loss and expense ratio related to that period’s business was 75.6%. The increase in the current year loss ratio during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily the result of higher than expected loss activity for our European general property line of business.
     Net paid losses for the nine months ended September 30, 2007 and 2006 were $122.9 million and $172.0 million, respectively. During the nine months ended September 30, 2007, $49.9 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $78.2 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we received $15.4 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $26.9 million for the nine months ended September 30, 2006.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, January 1	$423.9	$543.7
Incurred related to:
Current period non-catastrophe	107.6	107.0
Current period property catastrophe	—	—
Prior period non-catastrophe	(2.6)	(19.2)
Prior period property catastrophe	(34.7)	(0.9)

Total incurred	$70.3	$86.9
Paid related to:
Current period non-catastrophe	9.1	4.4
Current period property catastrophe	—	—
Prior period non-catastrophe	63.9	89.4
Prior period property catastrophe	49.9	78.2

Total paid	$122.9	$172.0
Foreign exchange revaluation	4.0	0.8

Net reserve for losses and loss expenses, September 30	375.3	459.4
Losses and loss expenses recoverable	416.9	474.0

Reserve for losses and loss expenses, September 30	$792.2	$933.4
     Acquisition costs.  Acquisition costs increased by $2.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The negative acquisition cost for the nine months ended September 30, 2007 and 2006 represented ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio increased to negative 0.3% for the nine months ended September 30, 2007 from negative 1.9% for the same period in 2006 primarily as a result of lower ceding commissions earned on reinsurance we purchased due to changes in our reinsurance programs.
     General and administrative expenses.  General and administrative expenses increased by $6.1 million, or 33.5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in general and administrative expenses was attributable to increased salary and related costs, including stock-based compensation, increased building-related costs and higher costs associated with information technology. The increase in the general and administrative expense ratio from 12.9% for the nine months ended September 30, 2006 to 17.8% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.

Casualty Segment
     The following table summarizes the underwriting results and associated ratios for the casualty segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		($ in millions)
Revenues
Gross premiums written	$122.2	$144.6	$435.5	$475.1
Net premiums written	92.9	127.9	335.2	414.8
Net premiums earned	115.0	135.2	363.1	400.5
Expenses
Net losses and loss expenses	$71.4	$79.0	$222.6	$259.0
Acquisition costs	2.9	7.3	14.0	23.6
General and administrative expenses	17.9	12.9	49.9	35.9
Underwriting income	22.8	36.0	76.6	82.0
Ratios
Loss and loss expense ratio	62.1%	58.4%	61.3%	64.7%
Acquisition cost ratio	2.5	5.4	3.9	5.9
General and administrative expense ratio	15.6	9.6	13.7	8.9
Expense ratio	18.1	15.0	17.6	14.8
Combined ratio	80.2	73.4	78.9	79.5
Comparison of Three Months Ended September 30, 2007 and 2006
     Premiums.  Gross premiums written decreased by $22.4 million, or 15.5%, for the three months ended September 30, 2007 compared to the same period in 2006. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business. Offsetting the decrease in gross premiums written in our Bermuda and European offices was an increase in gross premiums written by our U.S. offices of $3.1 million, or 8.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to an increase in program business written, which we commenced writing during the three months ended September 30, 2006.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2007 and 2006.

	Three Months
	Ended September 30,
			Dollar	Percentage
	2007	2006	Change	Change
		($ in millions)
Professional liability	$53.3	$64.3	$(11.0)	(17.1)%
General casualty	48.0	61.2	(13.2)	(21.6)
Healthcare	14.5	16.8	(2.3)	(13.7)
Other	6.4	2.3	4.1	178.3

	$122.2	$144.6	$(22.4)	(15.5)%

     Net premiums written decreased by $35.0 million, or 27.4%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty lines of business for the three months ended September 30, 2007 compared to the same period in 2006. During 2007, we increased the percentage ceded on our general casualty business and also began to cede a portion of our healthcare business and professional liability business on a variable quota share basis. We ceded 24.0% of gross premiums written for the three months ended September 30, 2007 compared to 11.5% for the three months ended September 30, 2006. Net premiums earned decreased by $20.2 million, or 14.9%. The percentage decrease was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the three months ended September 30, 2007.

     Net losses and loss expenses.  Net losses and loss expenses decreased by $7.6 million, or 9.6%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to the reduction in net premiums earned. Offsetting the impact of reduced net premiums earned was lower net favorable reserve development recognized during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Overall, our casualty segment recognized net favorable reserve development of $12.4 million during the three months ended September 30, 2007 compared to net favorable reserve development of $21.0 million for the three months ended September 30, 2006.
     The net favorable reserve development of $12.4 million for the three months ended September 30, 2007 included the following:
•	Favorable reserve development of $8.8 million in our general casualty line of business primarily for the 2004 and 2005 loss years due to lower than anticipated loss activity.

•	Favorable reserve development of $2.8 million in our professional liability line of business for the 2003 loss year due to lower than anticipated loss activity.

•	Favorable reserve development of $0.8 million in our healthcare line of business for the 2002 and 2003 loss years.
     The net favorable reserve development of $21.0 million for the three months ended September 30, 2006 was primarily due to low loss emergence on the 2002 and 2003 loss year general casualty and professional liability lines of business.
     The loss and loss expense ratio for the three months ended September 30, 2007 was 62.1% compared to 58.4% for the three months ended September 30, 2006. The net favorable reserve development recognized reduced the loss and loss expense ratio by 10.8 percentage points for the three months ended September 30, 2007. Thus, the loss and loss expense ratio related to the current period’s business was 72.9%. Comparatively, the net favorable reserve development recognized decreased the loss and loss expense ratio by 15.6 percentage points for the three months ended September 30, 2006. Thus, the loss and loss expense ratio related to that period’s business was 74.0%. The decrease in the loss and loss expense ratio for the current period’s business was primarily due to lower than expected loss activity, despite the decreasing rates on new and renewal business.
     Net paid losses for the three months ended September 30, 2007 and 2006 were $21.7 million and $3.4 million, respectively. The increase in net paid losses was primarily due to paid losses on three large professional liability claims totaling approximately $13.8 million during the three months ended September 30, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,782.2	$1,557.2
Incurred related to:
Current period non-catastrophe	83.8	100.0
Current period property catastrophe	—	—
Prior period non-catastrophe	(12.4)	(21.0)
Prior period property catastrophe	—	—

Total incurred	$71.4	$79.0
Paid related to:
Current period non-catastrophe	—	—
Current period property catastrophe	—	—
Prior period non-catastrophe	21.7	3.4
Prior period property catastrophe	—	—

Total paid	$21.7	$3.4
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	1,831.9	1,632.8
Losses and loss expenses recoverable	235.9	168.2

Reserve for losses and loss expenses, September 30	$2,067.8	$1,801.0

     Acquisition costs.  Acquisition costs decreased by $4.4 million, or 60.3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease was primarily related to an increase in ceding commission income. Ceding commission income increased due to the increased amount of casualty reinsurance purchased during 2007. The decrease in the acquisition cost ratio from 5.4% for the three months ended September 30, 2006 to 2.5% for the three months ended September 30, 2006 was due to the increase in ceding commissions received.
     General and administrative expenses.  General and administrative expenses increased by $5.0 million, or 38.8%, for the three months ended September 30, 2006 and 2007, respectively. The increase in general and administrative expenses was attributable to increased salary and related costs, including stock-based compensation, increased building-related costs and higher costs associated with information technology. The 6.0 percentage point increase in the general and administrative expense ratio from 9.6% for the three months ended September 30, 2006 to 15.6% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.
Comparison of Nine Months Ended September 30, 2007 and 2006
     Premiums.  Gross premiums written decreased by $39.6 million, or 8.3%, for the nine months ended September 30, 2007 compared to the same period in 2006. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business. Despite the rate decreases, our U.S. offices had only a slight reduction in gross premiums written of $0.4 million, or less than 1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2007 and 2006.

	Nine Months
	Ended September 30,
			Dollar	Percentage
	2007	2006	Change	Change
		($ in millions)
Professional liability	$198.6	$209.8	$(11.2)	(5.3)%
General casualty	182.2	208.5	(26.3)	(12.6)
Healthcare	44.8	54.1	(9.3)	(17.2)
Other	9.9	2.7	7.2	266.7

	$435.5	$475.1	$(39.6)	(8.3)%

     Net premiums written decreased by $79.6 million, or 19.2%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty business for the nine months ended September 30, 2007 compared to the same period in 2006. We ceded 23.0% of gross premiums written for the nine months ended September 30, 2007 compared to 12.7% for the nine months ended September 30, 2006. Net premiums earned decreased by $37.4 million, or 9.3%. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the nine months ended September 30, 2007.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $36.4 million, or 14.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the reduction in net premiums earned and higher net favorable reserve development recognized during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Overall, our casualty segment recognized net favorable reserve development of $42.2 million during the nine months ended September 30, 2007 compared to net favorable reserve development of $37.2 million for the nine months ended September 30, 2006.
     The net favorable reserve development of $42.2 million for the nine months ended September 30, 2007 included the following:
•	Favorable reserve development of $126.5 million related to low loss emergence primarily in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and general casualty line of business for the 2004 loss year.

•	Unfavorable reserve development of $84.3 million due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and in our professional liability line for the 2002 loss year.
     The net favorable reserve development of $37.2 million for the nine months ended September 30, 2006 included favorable reserve development recognized primarily in light of low loss emergence on the 2002 and 2003 loss year business written in both Bermuda and Europe, which was offset partially by some unfavorable reserve development on certain claims relating to our U.S. casualty business.
     The loss and loss expense ratio for the nine months ended September 30, 2007 was 61.3% compared to 64.7% for the nine months ended September 30, 2006. The net favorable reserve development recognized decreased the loss and loss expense ratio by 11.6 percentage points for the nine months ended September 30, 2007. Thus, the loss and loss expense ratio related to the current period’s business was 72.9%. Comparatively, the net favorable reserve development recognized decreased the loss and loss expense ratio by 9.3 percentage points for the nine months ended September 30, 2006. Thus, the loss and loss expense ratio related to that period’s business was 74.0% for the nine months ended September 30, 2006. The decrease in the loss and loss expense ratio for the current period’s business was primarily due to lower than expected loss activity, despite the decreasing rates on new and renewal business.
     Net paid losses for the nine months ended September 30, 2007 and 2006 were $81.9 million and $45.3 million, respectively. The increase in net paid losses was due to several large claims being paid during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase also reflects the maturation of this longer-tailed casualty business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,691.2	$1,419.1
Incurred related to:
Current period non-catastrophe	264.8	296.2
Current period property catastrophe	—	—
Prior period non-catastrophe	(42.2)	(37.2)
Prior period property catastrophe	—	—

Total incurred	$222.6	$259.0
Paid related to:
Current period non-catastrophe	—	—
Current period property catastrophe	—	—
Prior period non-catastrophe	81.9	20.3
Prior period property catastrophe	—	25.0

Total paid	$81.9	$45.3
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	1,831.9	1,632.8
Losses and loss expenses recoverable	235.9	168.2

Reserve for losses and loss expenses, September 30	$2,067.8	$1,801.0
     Acquisition costs.  Acquisition costs decreased by $9.6 million, or 40.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease was primarily related to an increase in ceding commission income with the increase in casualty reinsurance purchased and lower gross premiums written. The decrease in the acquisition cost ratio from 5.9% for the nine months ended September 30, 2006 to 3.9% for the nine months ended September 30, 2007 was due to the increase in ceding commission income received.
     General and administrative expenses.  General and administrative expenses increased by $14.0 million, or 39.0%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in general and administrative expenses was attributable to increased salary and related costs, including stock-based compensation, increased building-related costs and higher costs associated with information technology. The 4.8 percentage point increase in the general and administrative expense ratio from 8.9% for the nine months ended September 30, 2006 to 13.7% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.
Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		($ in millions)
Revenues
Gross premiums written	$93.8	$129.8	$491.2	$529.0
Net premiums written	94.0	129.3	491.1	528.2
Net premiums earned	124.4	136.0	373.2	390.1
Expenses
Net losses and loss expenses	$72.6	$73.0	$222.5	$220.8
Acquisition costs	27.1	30.9	76.6	86.0
General and administrative expenses	9.7	6.5	29.5	18.1
Underwriting income	15.0	25.6	44.6	65.2
Ratios
Loss and loss expense ratio	58.4%	53.7%	59.6%	56.6%
Acquisition cost ratio	21.8	22.7	20.5	22.0
General and administrative expense ratio	7.8	4.8	7.9	4.7
Expense ratio	29.6	27.5	28.4	26.7
Combined ratio	88.0	81.2	88.0	83.3
Comparison of Three Months Ended September 30, 2007 and 2006
     Premiums.  Gross premiums written decreased $36.0 million, or 27.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in gross premiums written was primarily the result of the following:
•	Non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and some rate decreases from increased competition for new and renewal business. In particular, we did not write any property ILW contracts during the three months ended September 30, 2007 compared to three property ILW contracts for gross premiums written of $9.4 million during the three months ended September 30, 2006. The reduction in property ILW contracts written was due to pricing terms that did not meet our underwriting requirements.

•	A reduction in the amount of upward adjustments on estimated premiums. Net upward adjustments on estimated premiums were lower by approximately $9.7 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums.

•	The renewal of one casualty reinsurance treaty, which had previously renewed in the third quarter of 2006 for $19.2 million, but was renewed in the second quarter of 2007 for $23.1 million.

•	Offsetting these decreases was new business written and an increase in our participation on other treaties where we believe the pricing and terms remained attractive.

     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2007 and 2006.

	Three Months
	Ended September 30,
			Dollar	Percentage
	2007	2006	Change	Change
	($ in millions)
Professional liability reinsurance	$45.3	$60.9	$(15.6)	(25.6)%
Property reinsurance	18.9	35.1	(16.2)	(46.2)
General casualty reinsurance	16.0	19.7	(3.7)	(18.8)
Facultative reinsurance	9.8	8.7	1.1	12.7
International reinsurance	3.5	5.5	(2.0)	(36.4)
Other	0.3	(0.1)	0.4	n/m *

	$93.8	$129.8	$(36.0)	(27.7)%

*n/m: not meaningful
     Net premiums written decreased by $35.3 million, or 27.3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, consistent with the decrease in gross premiums written. Net premiums earned decreased $11.6 million, or 8.5%, as a result of lower net premiums written and lower upward adjustments on estimated premiums. Adjustments on estimated premiums also impacted net premiums earned as they relate to prior years’ treaties, which have already been fully or partially earned. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $0.4 million, or 0.5%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We recorded net favorable reserve development of approximately $3.2 million during the three months ended September 30, 2007 compared to net favorable reserve development of $3.5 million during the three months ended September 30, 2006.
     The net favorable reserve development of $3.2 million during the three months ended September 30, 2007 was related to the 2004 and 2005 windstorms. We recognized favorable reserve development of $2.4 million related to the 2004 windstorms and favorable reserve development of $0.8 million related to the 2005 windstorms.
     Comparatively, net favorable reserve development of approximately $3.4 million for the three months ended September 30, 2006 included the following:
•	Anticipated recoveries of $1.2 million under our property catastrophe reinsurance protection related to Hurricane Frances.

•	Net favorable reserve development of $2.2 million related to the 2002 and 2003 loss year business written on our behalf by IPCUSL, as loss activity slowed.
     The loss and loss expense ratio for the three months ended September 30, 2007 was 58.4% compared to 53.7% for the three months ended September 30, 2006. Net favorable reserve development recognized in the three months ended September 30, 2007 reduced the loss and loss expense ratio by 2.6 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 61.0%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2006 reduced the loss and loss expense ratio by 2.5 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 56.2%. The increase in the loss and loss expense ratio for the current period’s business was primarily due to our writing more casualty reinsurance business, which typically carries a higher loss ratio, than property reinsurance business.
     Net paid losses were $28.6 million for the three months ended September 30, 2007 compared to $44.6 million for the three months ended September 30, 2006. The decrease primarily reflects lower net losses paid in relation to the 2004 and 2005 windstorms from $27.8 million for the three months ended September 30, 2006 to $4.1 million for the three months ended September 30, 2007.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, July 1	$906.4	$778.3
Incurred related to:
Current period non-catastrophe	75.8	76.5
Current period property catastrophe	—	—
Prior period non-catastrophe	—	(2.3)
Prior period property catastrophe	(3.2)	(1.2)

Total incurred	$72.6	$73.0
Paid related to:
Current period non-catastrophe	1.7	3.5
Current period property catastrophe	—	—
Prior period non-catastrophe	22.8	13.3
Prior period property catastrophe	4.1	27.8

Total paid	$28.6	$44.6
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	950.4	806.7
Losses and loss expenses recoverable	21.6	45.9

Reserve for losses and loss expenses, September 30	$972.0	$852.6
     Acquisition costs.  Acquisition costs decreased by $3.8 million, or 12.3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily as a result of lower net premiums written. The acquisition cost ratio of 21.8% for the three-month period ended September 30, 2007 was slightly lower than the 22.7% acquisition cost ratio for the three-month period ended September 30, 2006 partially due to more contracts being written on an excess-of-loss basis and less on a proportional basis. The acquisition cost ratio also decreased because we no longer pay a 6.5% override commission to IPCUSL as our underwriting agency agreement with them was terminated in December 2006.
     General and administrative expenses.  General and administrative expenses increased by $3.2 million, or 49.2%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was primarily the result of increased salary and related costs, including stock-based compensation costs, building and related expenses and information technology costs. The 3.0 percentage point increase in the general and administrative expense ratio from 4.8% for the three months ended September 30, 2006 to 7.8% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.
Comparison of Nine Months Ended September 30, 2007 and 2006
     Premiums.  Gross premiums written decreased by $37.8 million, or 7.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in gross premiums written was primarily the result of the following:
•	A reduction in the amount of upward adjustments on estimated premiums. Net upward adjustments on estimated premiums were lower by approximately $59.6 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Most of the reduction in the amount of upward adjustments on estimated premiums was related to our casualty reinsurance lines of business. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums.

•	Non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and some rate decreases from increased competition for new and renewal business.

•	Offsetting these reductions was new business written and an increase in our participation on other treaties where the pricing and terms remained attractive.

     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2007 and 2006.

	Nine Months
	Ended September 30,
			Dollar	Percentage
	2007	2006	Change	Change
	($ in millions)
Professional liability reinsurance	$192.0	$187.1	$4.9	2.6%
Property reinsurance	82.5	117.1	(34.6)	(29.5)
General casualty reinsurance	112.8	121.3	(8.5)	(7.0)
Facultative reinsurance	26.1	24.9	1.2	4.8
International reinsurance	69.7	73.7	(4.0)	(5.4)
Other	8.1	4.9	3.2	65.3

	$491.2	$529.0	$(37.8)	(7.1)%

     Net premiums written decreased by $37.1 million, or 7.0%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, which was consistent with the decrease in gross premiums written. Net premiums earned decreased $16.9 million, or 4.3%, as a result of lower net premiums written, including the reduction in the amount of upward adjustments to premium estimates.
     Net losses and loss expenses.  Net losses and loss expenses increased by $1.7 million, or 0.8%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in net losses and loss expenses was primarily due to less net favorable reserve development on prior year reserves recognized during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and increased reserve for losses and loss expenses by $9.0 million related to the floods in the U.K. and Australia during June 2007. We recognized net favorable reserve development of approximately $7.7 million during the nine months ended September 30, 2007 compared to net favorable reserve development of $10.4 million for the nine months ended September 30, 2006.
     The net favorable reserve development of $7.7 million for the nine months ended September 30, 2007 was comprised of the following:
•	Favorable reserve development of $4.4 million related to the 2004 and 2005 windstorms. We recognized favorable reserve development of $4.7 million related to the 2005 windstorms and unfavorable reserve development of $0.3 million related to the 2004 windstorms.

•	Favorable reserve development of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 loss years.

•	Favorable reserve development of $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 loss years.
     Comparatively, during the nine months ended September 30, 2006, we recognized $10.4 million in net favorable reserve development, which was comprised of the following:
•	Net favorable reserve development of $6.7 million primarily caused by favorable development related to the 2002 and 2003 loss year business written on our behalf by IPCUSL.

•	Net favorable reserve development related to the 2005 windstorms totaled approximately $2.5 million.

•	Anticipated recoveries of approximately $1.2 million on our property catastrophe reinsurance protection related to Hurricane Frances.
     The loss and loss expense ratio for the nine months ended September 30, 2007 was 59.6% compared to 56.6% for the nine months ended September 30, 2006. Net favorable reserve development recognized in the nine months ended September 30, 2007 reduced the loss and loss expense ratio by 2.0 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 61.6%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2006 reduced the loss and loss expense ratio by 2.6 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 59.2%. The increase in the loss ratio for the current period’s business was our writing more casualty reinsurance business, which typically carries a higher loss ratio, than property reinsurance business.
     Net paid losses were $104.9 million for the nine months ended September 30, 2007 compared to $140.4 million for the nine months ended September 30, 2006. The decrease reflects lower net losses paid in relation to the 2004 and 2005 windstorms from $94.0 million for the nine months ended September 30, 2006 to $24.5 million for the nine months ended September 30, 2007. This was partially offset by an increase in our non-catastrophe net paid losses, particularly in the casualty reinsurance lines where the net losses paid increased by approximately $21.7 million. The increase in net paid losses reflects the maturation of this longer-tailed casualty business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2007	2006
	($ in millions)
Net reserves for losses and loss expenses, January 1	$832.8	$726.3
Incurred related to:
Current period non-catastrophe	230.2	231.2
Current period property catastrophe	—	—
Prior period non-catastrophe	(3.3)	(6.7)
Prior period property catastrophe	(4.4)	(3.7)

Total incurred	$222.5	$220.8
Paid related to:
Current period non-catastrophe	1.8	7.7
Current period property catastrophe	—	—
Prior period non-catastrophe	78.6	38.7
Prior period property catastrophe	24.5	94.0

Total paid	$104.9	$140.4
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	950.4	806.7
Losses and loss expenses recoverable	21.6	45.9

Reserve for losses and loss expenses, September 30	$972.0	$852.6
     Acquisition costs.  Acquisition costs decreased by $9.4 million, or 10.9%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio of 20.5% for the nine-month period ended September 30, 2007 was lower than the 22.0% acquisition cost ratio for the nine-month period ended September 30, 2006 partially due to more contracts being written on an excess-of-loss basis and less on a proportional basis. The acquisition cost ratio also decreased because we no longer pay a 6.5% override commission to IPCUSL as our underwriting agency agreement with them was terminated in December 2006.
     General and administrative expenses.  General and administrative expenses increased by $11.4 million, or 63.0%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was primarily the result of increased salary and related costs, including stock-based compensation costs, building and related expenses and information technology costs. The 3.2 percentage point increase in the general and administrative expense ratio from 4.7% for the nine months ended September 30, 2006 to 7.9% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.

Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses as of September 30, 2007 and December 31, 2006 were comprised of the following:

	Property		Casualty		Reinsurance		Total
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	($ in millions)
Case reserves	$506.5	$562.2	$272.9	$175.0	$211.7	$198.0	$991.1	$935.2
IBNR	285.7	330.1	1,794.9	1,698.8	760.3	672.9	2,840.9	2,701.8

Reserve for losses and loss expenses	792.2	892.3	2,067.8	1,873.8	972.0	870.9	3,832.0	3,637.0
Reinsurance recoverables	(416.9)	(468.4)	(235.9)	(182.6)	(21.6)	(38.1)	(674.4)	(689.1)

Net reserve for losses and loss expenses	$375.3	$423.9	$1,831.9	$1,691.2	$950.4	$832.8	$3,157.6	$2,947.9

     We participate in certain lines of business where claims may not be reported for many years. Accordingly, management does not solely rely upon reported claims on these lines for estimating ultimate liabilities. As such, we also use statistical and actuarial methods to estimate expected ultimate losses and loss expenses. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on various factors including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. Ultimate losses and loss expenses may differ from our reserves, possibly by material amounts.
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2007:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$792.2	$621.6	$873.3
Casualty	2,067.8	1,489.3	2,413.8
Reinsurance	972.0	703.3	1,143.6

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$375.3	$287.9	$428.3
Casualty	1,831.9	1,317.8	2,141.5
Reinsurance	950.4	700.3	1,136.9

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.
     Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required losses and loss expenses reserves.
     Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have historically carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, 4% to 11% above the midpoint of the low and high estimates for the consolidated net loss and loss expenses. These long-tail lines of business include our entire casualty segment, as well as the general casualty, professional liability, facultative casualty and the international casualty components of our reinsurance segment. We believe that relying on the more conservative actuarial indications for these lines of business is prudent for a relatively new company. For a discussion of losses and loss expenses reserve estimates, please see “— Critical Accounting Policies — Reserve for Losses and Loss Expenses” in this Form 10-Q.
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of September 30, 2007 and December 31, 2006:

	Reinsurance Recoverable
	As of	As of
	Sep. 30,	Dec. 31,
	2007	2006
	($ in millions)
Ceded case reserves	$300.6	$303.9
Ceded IBNR reserves	373.8	385.2

Reinsurance recoverable	$674.4	$689.1

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 98% of ceded case reserves as of September 30, 2007 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of September 30, 2007, our shareholders’ equity was $2.6 billion, a 17.7% increase compared to $2.2 billion as of December 31, 2006. The increase was a result of net income for the nine-month period ended September 30, 2007 of $346.2 million and appreciation in the market value of our investments, net of deferred taxes, of $56.4 million recorded in shareholders’ equity. The increase from net unrealized gains of $6.5 million as of December 31, 2006 to net unrealized gains of $62.9 million was the result of changes in market interest rates for our fixed-income portfolio.
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
     The payment of dividends from Holdings’ Bermuda domiciled subsidiaries is, under certain circumstances, limited under Bermuda law, which requires these Bermuda subsidiaries of Holdings to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company (formerly known as Newmarket Underwriters Insurance Company) are subject to restrictions on statutory surplus pursuant to Delaware law and New Hampshire law, respectively. Both states require prior regulatory approval of any payment of extraordinary dividends. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on its cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares.

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
     At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of September 30, 2007, total trust account deposits were $740.7 million compared to $697.1 million as of December 31, 2006. In addition, Allied World Assurance Company, Ltd has access to up to $1 billion in letters of credit under secured letter of credit facilities with Citibank Europe plc. and Barclays Bank, PLC. These facilities are used to provide security to reinsureds and are collateralized by us, in an amount at least equal to the value of the letters of credit outstanding at any given time. As of September 30, 2007 and December 31, 2006, there were outstanding letters of credit totaling $827.0 million and $832.3 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $967.9 million as of September 30, 2007 compared to $993.9 million as of December 31, 2006.
     By the end of November 2007, we expect to enter into $800 million 5-year Revolving Credit Facility (the “Facility”) with a syndication of banks.  The Facility will consist of a $400 million Secured Letter of Credit Facility (the “Secured Facility”) and a $400 million Unsecured Revolving Credit Facility (the “Unsecured Facility”).  Both the Secured Facility and the Unsecured Facility have options to increase the capacity of each facility by $200 million, subject to approval of the banks.  The Facility will be used for general corporate purposes and to issue standby letters of credit.
     Security arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Both of our letter of credit facilities are fully collateralized by assets held in custodial accounts at The Bank of New York Mellon held for the benefit of Barclays Bank, PLC and Citibank Europe plc. Although the investment income derived from our assets while held in trust accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.
     We participate in a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $783.7 million and $298.3 million in securities on loan as of September 30, 2007 and December 31, 2006, respectively, with collateral held against such loaned securities amounting to $795.5 million and $304.7 million, respectively.
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

     Cash flows from operations for the nine months ended September 30, 2007 were $618.8 million compared to $667.4 million for the nine months ended September 30, 2006. The decrease in cash flows from operations was primarily due to lower net premiums written during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, offset by increased investment income.
     Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $1,120.6 million in net cash for investing activities during the nine months ended September 30, 2007 compared to $1,129.4 million during the nine months ended September 30, 2006. The decrease in cash flows used in investing activities was due to lower cash flows from operations to invest.
     Included in cash flows provided by financing activities for the nine months ended September 30, 2007 were dividends paid of $27.2 million. No dividends were paid during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we completed our IPO, including the exercise in full by the underwriters of their over-allotment option, and a senior notes offering, which resulted in gross proceeds of $344.1 million and $498.5 million, respectively. We also paid issuance costs of approximately $26.5 million in association with these offerings. We utilized $500.0 million of the net funds received to repay our term loan.
     Over the next two years, we expect to pay approximately $95.6 million in claims related to Hurricanes Katrina, Rita and Wilma and approximately $10.9 million in claims relating to the 2004 hurricanes and typhoons, net of reinsurance recoverable. On November 7, 2007, our board of directors declared a quarterly dividend of $0.18 per share, or approximately $10.9 million in the aggregate, payable on December 20, 2007 to shareholders of record as of December 4, 2007. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business for the foreseeable future. Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2007 and December 31, 2006, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. As of September 30, 2007, net accumulated unrealized gains, net of income taxes, were $62.9 million. As of December 31, 2006, net accumulated unrealized gains, net of income taxes, were $6.5 million. This change reflected both movements in interest rates and the recognition of approximately $37.7 million of realized losses on securities that were considered to be impaired on an other-than-temporary-basis. The maturity distribution of our fixed income portfolio (on a market value basis) as of September 30, 2007 and December 31, 2006 was as follows:

	September 30,	December 31,
	2007	2006
	($ in millions)
Due in one year or less	$402.9	$146.6
Due after one year through five years	2,510.5	2,461.6
Due after five years through ten years	737.4	335.3
Due after ten years	122.3	172.0
Mortgage-backed	2,098.5	1,823.9
Asset-backed	151.0	238.4

Total	$6,022.6	$5,177.8

     We have investments in various hedge funds, the market value of which was $230.0 million as of September 30, 2007. The Goldman Sachs Global Alpha Hedge Fund PLC allows for quarterly liquidity with a 45-day notification period. Distributions with respect to redemptions will be paid in full within 30 days of the date of redemption. The AIG Select Hedge Fund requires at least three business days notice prior to the last day of the month for any redemption of shares of the fund at the end of the following month. The proceeds of a redemption will generally be paid in part within 20 business days after the applicable redemption date, with the balance to be paid within 20 business days following the fund’s year-end audit. We are the sole investor in the Goldman Sachs Multi-Strategy Portfolio VI, Ltd fund, and as such, there is no specific notice period required for liquidity; however, such liquidity is dependent upon any lock-up periods of the underlying funds’ investments. The Goldman Sachs Global Equity Opportunities Fund, PLC allows for monthly liquidity with a 15-day notification period. Distributions with respect to redemptions will be paid in full within 45 days of the date of redemption. The Goldman Sachs Liquidity Partners 2007 Offshore, L.P. allows for liquidity after the term of the partnership, which is generally until December 31, 2010 unless the term of the partnership is extended at the option of the general partner for up to three additional one-year periods. As of September 30, 2007 we invested $15.0 million in this fund and have a total committed amount of $30.0 million.
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
     The following were our financial strength ratings as of November 2, 2007:

A.M. Best	A/stable
Moody’s	A2/stable*
Standard & Poor’s	A-/stable

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. operating subsidiaries only.
     The following were our senior unsecured debt ratings as of November 2, 2007:

A.M. Best	bbb/stable
Moody’s	Baa1/stable
Standard & Poor’s	BBB/stable
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
Off-Balance Sheet Arrangements
     As of September 30, 2007, we did not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.
     The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 200 basis points would cause an aggregate decrease in the market value of our investment portfolio (excluding cash and cash equivalents) of approximately $393.9 million, or 6.2%, on our portfolio valued at approximately $6.3 billion as of September 30, 2007, as set forth in the following table:

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$6,728.4	$6,530.6	$6,431.9	$6,333.3	$6,234.8	$6,136.4	$5,939.4
Market value change from base	395.1	197.3	98.6	0	(98.5)	(196.9)	(393.9)
Change in unrealized appreciation/(depreciation)	6.2%	3.1%	1.6%	0.0%	(1.6)%	(3.1)%	(6.2)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of September 30, 2007, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk.
     As of September 30, 2007, we held $2,098.5 million, or 31.8%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time. In addition, nearly all our investments in mortgage-backed securities were rated “Aaa” by Moody’s and “AAA” by Standard & Poor’s as of September 30, 2007. Our exposure to sub-prime mortgages was limited to 0.05%, or $3.0 million, of our fixed maturity investments.
     As of September 30, 2007, we have various hedge funds with a cost of $205.6 million and with a market value of $230.0 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments. During the three months ended September 30, 2007, we invested in two new hedge funds. We invested $50.0 million in the Goldman Sachs Global Equity Opportunities Fund, PLC. This fund seeks to achieve attractive total returns through both capital appreciation and current returns in the global equity market. We also invested $15.0 million in the Goldman Sachs Liquidity Partners 2007 Offshore, L.P. with a total commitment amount of $30.0 million. The partnership seeks to achieve attractive total returns through both capital appreciation and current returns from a portfolio of investments in publicly traded and privately held securities and/or derivative instruments primarily in the fixed income market.
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
     As of September 30, 2007, 1.9% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. As of December 31, 2006, 1.6% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the nine months ended September 30, 2007 and 2006, approximately 14% was written in currencies other than the U.S. dollar. Of our business written in the year ended December 31, 2006, approximately 15% was written in currencies other than the U.S. dollar. With the increasing exposure from our expansion in Europe, we developed a hedging strategy during 2004 in order to minimize the potential loss of value caused by currency fluctuations using foreign currency forward contract derivatives that expire in 90 days.

     Our foreign exchange gains (losses) for the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006 are set forth in the chart below.

	Nine Months Ended		Year Ended
	September 30,		December 31
	2007	2006	2006
	($ in millions)
Realized exchange gains	$0.6	$1.4	$1.4
Unrealized exchange losses	(0.2)	(0.9)	(2.0)

Foreign exchange gains (losses)	$0.4	$0.5	$(0.6)

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our company’s disclosure controls and procedures were effective. We are a non-accelerated filer and will not be subject to the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our Annual Report on Form 10-K for the fiscal year 2007. As such, we are not required to disclose any material changes in our company’s internal control over financial reporting until we are subject to these requirements, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in Question 9 of the release captioned Frequently Asked Questions (revised October 6, 2004).
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
     The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed and the court is deciding whether to extend the current stay during the pendency of an appeal filed by the class action plaintiffs with the Third Circuit Court of Appeals. While this matter is in an early stage, it is not possible to predict its outcome, we do not, however, currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description
10.1†	Amended and Restated Contract of Employment by and between Allied World Assurance Company (Europe) Limited and John Redmond.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: November 9, 2007	/s/ Scott A. Carmilani

	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: November 9, 2007	/s/ Joan H. Dillard

	Name:	Joan H. Dillard
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Amended and Restated Contract of Employment by and between Allied World Assurance Company (Europe) Limited and John Redmond.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.