Form 10-K
period 2007-12-31
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2008-02-29
CIK 1163348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.1 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 22, 2008, 60,498,920 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 8, 2008 is incorporated in Part III of this Form 10-K.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

PART I

References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only. References in this Form 10-K to $ are to the lawful currency of the United States.

Item 1.	Business.

General Overview

We are a Bermuda-based specialty insurance and reinsurance company that underwrites a diversified portfolio of property and casualty insurance and reinsurance lines of business. We write direct property and casualty insurance as well as reinsurance through our operations in Bermuda, the United States, Ireland and the United Kingdom. For the year ended December 31, 2007, direct property insurance, direct casualty insurance and reinsurance accounted for approximately 26.0%, 38.4% and 35.6%, respectively, of our total gross premiums written of $1,505.5 million.

We were formed in November 2001 by a group of investors, including American International Group, Inc. (“AIG”), The Chubb Corporation (“Chubb”), certain affiliates of The Goldman Sachs Group, Inc. (the “Goldman Sachs Funds”) and Securitas Allied Holdings, Ltd., an affiliate of Swiss Reinsurance Company (“Swiss Re”). Since our formation, we have focused primarily on the direct insurance markets. We offer our clients and producers significant capacity in both the direct property and casualty insurance markets as well as the reinsurance market. We believe that our focus on direct insurance and our experienced team of skilled underwriters allow us to have greater control over the risks that we assume and the volatility of our losses incurred, and as a result, ultimately our profitability.

As of December 31, 2007, we had $7,899.1 million of total assets and $2,239.8 million of shareholders’ equity. Our principal insurance subsidiary, Allied World Assurance Company, Ltd, and our other principal insurance subsidiaries currently have “A” (Excellent; 3rd of 16 categories) financial strength ratings from A.M. Best and A− financial strength ratings from Standard & Poor’s (Strong; 7th of 21 rating categories). Allied World Assurance Company, Ltd and our U.S. insurance subsidiaries are rated A2 by Moody’s Investors Service, Inc. (Good; 6th of 21 rating categories).

Our Operations

We operate in three geographic markets: Bermuda, Europe and the United States.

Our Bermuda insurance operations focus primarily on underwriting risks for U.S.-domiciled Fortune 1000 clients and other large clients with complex insurance needs. Our Bermuda reinsurance operations focus on underwriting treaty and facultative risks principally located in the United States, with additional exposures internationally. Our Bermuda office has ultimate responsibility for establishing our underwriting guidelines and operating procedures, although we provide our underwriters outside of Bermuda with significant local autonomy. We believe that organizing our operating procedures in this way allows us to maintain consistency in our underwriting standards and strategy globally, while minimizing internal competition and redundant marketing efforts. Our Bermuda insurance operations accounted for $1,065.9 million, or 70.8%, of our total gross premiums written in 2007.

Our European operations focus predominantly on property and casualty insurance for large European and international accounts. We began operations in Europe in September 2002 when we incorporated a subsidiary insurance company in Ireland. Our European insurance operations accounted for $246.9 million, or 16.4%, of our total gross premiums in 2007.

Our U.S. operations focus on the middle-market and non-Fortune 1000 companies. We generally operate in the excess and surplus lines segment of the U.S. market. The excess and surplus lines segment is a segment of the insurance market that allows consumers to buy property and casualty insurance through non-admitted carriers.

Risks placed in the excess and surplus lines segment are often insurance programs that cannot be filled in the conventional insurance markets due to a shortage of state-regulated insurance capacity. This market operates with considerable freedom regarding insurance rate and form regulations, enabling us to utilize our underwriting expertise to develop customized insurance solutions for our middle-market clients. By having offices in the United States, we believe we are better able to target producers and clients that would typically not access the Bermuda insurance market due to their smaller size or particular insurance or reinsurance needs. We have also continued to add state admitted insurance capabilities to our U.S. platform.

Our U.S. distribution platform concentrates primarily on direct casualty and property insurance, with a particular emphasis on professional liability, excess casualty risks and commercial property insurance. During 2007, we launched an excess casualty insurance program in the United States for public entity, residential and commercial contracting risks. We intend to continue to pursue partnerships with qualified program administrators to offer additional excess and surplus lines business. Recently, we have begun to expand our reinsurance platform into the United States. We currently have offices in Boston, Chicago, New York City and San Francisco. Our U.S. operations accounted for $192.7 million, or 12.8%, of our total gross premiums written in 2007.

The table below shows our total gross premiums written by geographic location.

Total Gross Premiums Written by Geographic Location
for the years ended December 31, 2007, 2006 and 2005

	Year Ended
	December 31,
	2007	2006	2005
	($ in millions)

Bermuda	$1,065.9	$1,208.1	$1,159.2
Europe	246.9	278.5	265.0
United States	192.7	172.4	136.1

	$1,505.5	$1,659.0	$1,560.3

Our Operating Segments

We have three business segments: property insurance, casualty insurance and reinsurance. These segments and their respective lines of business may, at times, be subject to different underwriting cycles. We modify our product strategy as market conditions change and new opportunities emerge by developing new products, targeting new industry classes or de-emphasizing existing lines. Our diverse underwriting skills and flexibility allow us to concentrate on the business lines where we expect to generate the greatest returns. Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements included in this report. The gross premiums written in each segment for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Gross Premiums Written		Gross Premiums Written		Gross Premiums Written
	$ (in millions)	% of Total	$ (in millions)	% of Total	$ (in millions)	% of Total

Operating Segments
Property	$391.0	26.0%	$463.9	28.0%	$412.9	26.5%
Casualty	578.4	38.4%	622.4	37.5%	633.0	40.6%
Reinsurance	536.1	35.6%	572.7	34.5%	514.4	32.9%

Total	$1,505.5	100.0%	$1,659.0	100.0%	$1,560.3	100.0%

Property Segment

General

Our property segment provides direct coverage of physical property and business interruption coverage for commercial property and energy-related risks. We write solely commercial coverages and focus on the insurance of primary risk layers. This means that we are typically part of the first group of insurers that cover a loss up to a specified limit.

We have a staff of 30 employees in our property segment, including 19 underwriters, most of whom joined us with significant prior experience in property insurance underwriting. Our underwriting staff is spread among our locations in Bermuda, Europe and the United States because we believe it is important to be physically present in the major insurance markets around the world.

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

Our general property underwriting includes the insurance of physical property and business interruption coverage for commercial property risks. Examples include retail chains, real estate, manufacturers, hotels and casinos, and municipalities. We write solely commercial coverages and focus on the insurance of primary risk layers. During the year ended December 31, 2007, our general property business accounted for 75.1%, or $293.5 million, of our total gross premiums written in the property segment.

Our energy underwriting emphasizes industry classes such as oil and gas, pulp and paper, petrochemical, chemical manufacturing and power generation, which includes utilities, mining, steel, aluminum and molten glass. As with our general property book, we concentrate on primary layers of the program attaching over significant retentions. During the year ended December 31, 2007, our energy business accounted for 24.6%, or $96.1 million, of our total property segment gross premiums written.

Underwriting and Risk Management

Our property segment concentrates its efforts on primary risk layers of insurance (as opposed to excess layers) and offers meaningful but limited capacity in these layers. When we write primary risk layers of insurance, it means that we are typically part of the first group of insurers that covers a loss up to a specified limit. When we write excess risk layers of insurance, it means that we are insuring the second and/or subsequent layers of a policy above the primary layer. Our current average net risk exposure is approximately between $3 million to $5 million per individual risk. We specialize in commercial risks and therefore have little residential exposure.

For our property segment, the protection of corporate assets from losses due to natural catastrophes is one of our major areas of focus. Our underwriters emphasize careful risk selection by evaluating an insured’s risk management practices, loss history and the adequacy of their retention. Many factors go into the effective management of this exposure. The essential factors in this process are outlined below:

•	Measurement. We will generally only underwrite risks in which we can obtain an electronic statement of property values. This statement of values must be current and include proper addresses and a breakdown of values for each location to be insured. We require an electronic format because we need the ability to arrange the information in a manner acceptable to our third party modeling company. This also gives us the ability to collate the information in a way that assists our internal catastrophe team in measuring our total gross limits in critical catastrophe zones.

•	Risk Exposure Modeling. We model the locations covered in each policy, which enables us to obtain a more accurate assessment of our property catastrophe exposure. We have contracted with two industry-recognized modeling firms to analyze our property catastrophe exposure on a quarterly basis. This periodic measurement of our property business gives us an up-to-date estimate of our property catastrophe exposure.

Using data that we provide, we run numerous computer-simulated events that provide us with loss probabilities for our book of business.

•	Gross Exposed Policy Limits. Prior to Hurricane Katrina in 2005, a majority of the insurance industry and all of the insurance rating agencies relied heavily on the probable maximum losses produced by the various risk exposure modeling companies. Hurricane Katrina demonstrated that reliance solely on the results of the modeling companies was inappropriate given their apparent failure to accurately predict the ultimate losses sustained. When the limitations of the risk exposure models became evident, we instituted an additional approach to determine our probable maximum loss.

We now also use gross exposed policy limits as a means to determine our probable maximum loss. This approach focuses on our gross limits in each critical catastrophe zone and sets a maximum amount of gross accumulations we will accept in each zone. Once that limit has been reached, we cease writing business in that catastrophe zone for that particular year. We have an internal dedicated catastrophe team that will monitor these limits and report monthly to underwriters and senior management. This team also has the ability to model an account before we price the business to see what impact that account will have on our zonal gross accumulations. We restrict our gross exposed policy limits in each critical property catastrophe zone to an amount consistent with our probable maximum loss and, subsequent to a catastrophic event, our capital preservation targets. We continue to use risk exposure models along with our gross exposed policy limits approach. It is our policy to use both the gross exposed policy limits approach and the risk exposure models and establish our probable maximum loss on the more conservative number generated.

•	Ceded Reinsurance. We purchase treaty and facultative reinsurance to reduce our exposure to significant losses from our general property and energy portfolios of business. We also purchase property catastrophe reinsurance to protect these lines of business from catastrophic loss.

•	Probable Maximum Loss and Risk Appetite. Our direct property and reinsurance senior managers work together to develop our probable maximum loss. For our direct property, workers compensation and accident and health catastrophe and property reinsurance business, we seek to manage our risk exposure so that our probable maximum losses for a single catastrophic event, after all applicable reinsurance, in any “one-in-250-year” event does not exceed approximately 20% of our total capital.

Casualty Segment

General

Our casualty segment specializes in insurance products providing coverage for general and product liability, professional liability and healthcare liability risks. We focus primarily on insurance of excess layers, where we insure the second and/or subsequent layers of a policy above the primary layer. Our direct casualty underwriters also provide a variety of specialty insurance casualty products to large and complex organizations around the world. Our casualty segment employs a staff of 89 employees, including 61 underwriters, with a capability to service clients in Bermuda, Europe and the United States.

Product Lines and Customer Base

Our coverages include general casualty products as well as professional liability and healthcare products. Our focus with respect to general casualty products is on complex risks in a variety of industries including manufacturing, energy, chemicals, transportation, real estate, consumer products, medical and healthcare products and construction. Our Bermuda operations focus primarily on Fortune 1000 clients; our European operations focus on large European and international accounts; and our U.S. operations focus on middle-market and U.S.-domiciled non-Fortune 1000 accounts. In order to diversify our European book, we recently began an initiative to attract more middle-market non-U.S. domiciled accounts produced in the London market. In the United States we often write business at lower attachment points than we do elsewhere given our concentration on smaller accounts. Because of this willingness to accept lower-attaching business in the United States, in the first quarter of 2006 we launched a general casualty initiative that allows us to provide products to fill gaps between the primary and excess layers of an insurance program. During the year ended December 31, 2007, our general casualty business accounted for 41.6%, or $240.5 million, of our total gross premiums written in the casualty segment.

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

Globally, we offer a diverse mix of errors and omissions coverages for law firms, technology companies, financial institutions, insurance companies and brokers, media organizations and engineering and construction firms. During the year ended December 31, 2007, our professional liability business accounted for 46.6%, or $269.3 million, of our total gross premiums written in the casualty segment.

We also provide excess liability and other casualty coverages to the healthcare industry, including large hospital systems, managed care organizations and miscellaneous medical facilities including home care providers, specialized surgery and rehabilitation centers, and blood banks. Our healthcare operation is primarily based in Bermuda and writes large U.S.-domiciled risks. In order to diversify our healthcare portfolio, we have established a U.S.-based platform that targets middle-market accounts. During the year ended December 31, 2007, our healthcare business accounted for 9.1%, or $52.8 million, of our total gross premiums written in the casualty segment.

We have established three program manager relationships in the United States. These managers each offer separate products including professional liability, excess casualty and primary general liability. Distribution is primarily through wholesale broker relationships nationwide and serves the small to middle market clients. During the year ended December 31, 2007, our program business accounted for 2.7%, or $15.8 million, of our total gross premiums written in the casualty segment.

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

Our casualty operations utilize significant net insurance capacity. Because of the large limits we often deploy in the casualty segment, we utilize reinsurance to reduce our net exposure.

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

We employ a staff of 22 employees in our reinsurance segment. This includes 13 underwriters, each of whom is highly experienced, having joined the company from large, established organizations. Our underwriters determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by one of our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance and workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. During the year ended December 31, 2007, our reinsurance segment generated gross premiums written of $536.1 million. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year. Our reinsurance segment operates mainly from Bermuda. We are currently developing a new reinsurance operation in the United States.

Product Lines and Customer Base

Property, general casualty and professional liability treaty reinsurance is the principal source of revenue for this segment. The insurers we reinsure are primarily specialty carriers domiciled in the United States or the specialty divisions of standard lines carriers located there. In addition, we reinsure monoline companies, regional companies and single-state writers, whether organized as mutual or stock insurers. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. We established an international treaty unit and began writing global accident and health accounts in 2003, which spread the segment’s exposure beyond the North American focus. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.

Our North American property reinsurance treaties protect insurers who write residential, commercial and industrial accounts where the exposure to loss is chiefly North American. We emphasize monoline, per risk accounts, which are structured as either proportional or excess-of-loss protections. Where possible, coverage is provided on a “losses occurring” basis. The line size extended is currently limited to $12.5 million per contract or per program pertaining to property catastrophe accounts and $5 million per contract or per program for all other accounts. We selectively write industry loss warranties where we believe market opportunities justify the risks. During the year ended December 31, 2007, our property treaty business accounted for 15.6%, or $83.7 million, of our total gross premiums written in the reinsurance segment.

Our North American general casualty treaties cover working layer, intermediate layer and catastrophe exposures. We sell both proportional and excess-of-loss reinsurance. We principally underwrite general liability, auto liability and commercial excess and umbrella liability for both admitted and non-admitted companies, and workers compensation catastrophe business. Capacity is currently limited to $20 million per contract or per program pertaining to catastrophe accounts and $5 million per contract or per program for all other accounts. During the year ended December 31, 2007, our North American general casualty treaty business accounted for 23.6% or $126.5 million, of our total gross premiums written in the reinsurance segment.

Our North American professional liability treaties cover several products, primarily directors’ and officers’ liability, but also attorneys’ malpractice, medical malpractice, miscellaneous professional classes and transactional risk liability. Line size is currently limited to $5 million per program; however, the liability limits provided are typically for lesser amounts. We develop customized treaty structures for the risk classes protected by these treaties, which account for the largest share of premiums written within the segment. The complex exposures undertaken by this unit demand highly technical underwriting and pricing modeling analysis. During the year ended December 31, 2007, our professional liability treaty business accounted for 39.3%, or $210.9 million, of our total gross premiums written in the reinsurance segment.

Our international treaty unit’s portfolio protects U.K. insurers, including Lloyd’s syndicates, and Continental European companies. While we continue to concentrate on Euro-centric business, we are now writing and will increasingly expand our capabilities outside of Europe. Our net risk exposure is currently limited to €12.5 million per contract or per program pertaining to property catastrophe accounts and €5 million per contract or per program for all other accounts. During the year ended December 31, 2007, the international treaty unit accounted for 13.8%, or $73.9 million, of our total gross premiums written in the reinsurance segment.

Facultative casualty business principally comprises lower-attachment, individual-risk reinsurance covering automobile liability, general liability and workers compensation risks for many of the largest U.S. property-casualty and surplus lines insurers. Line size is currently limited to $2 million per certificate. We believe that we are the only Bermuda-based reinsurer that has a dedicated facultative casualty reinsurance business. During the year ended December 31, 2007, our facultative reinsurance business accounted for 6.2%, or $33.0 million, of our total gross premiums written in the reinsurance segment.

In addition, we underwrite accident and health business, emphasizing catastrophe personal accident programs. During the year ended December 31, 2007, our accident and health business accounted for 1.5%, or $8.1 million, of our total gross premiums written in the reinsurance segment.

Underwriting and Risk Management

In our reinsurance segment, we believe we carefully evaluate reinsurance proposals to find an optimal balance between the risks and opportunities. Before we review the specifics of any reinsurance proposal, we consider the appropriateness of the client, including the experience and reputation of its management and its risk management strategy. We also examine the level of shareholders’ equity, industry ratings, length of incorporation, duration of business model, portfolio profitability, types of exposures and the extent of its liabilities. For property proposals, we also obtain information on the nature of the perils to be included and the policy information on all locations to be covered under the reinsurance contract. If a program meets our underwriting criteria, we then assess the adequacy of its proposed pricing, terms and conditions, and its potential impact on our profit targets and risk objectives.

To identify, plot, manage and monitor accumulations of exposures from potential property catastrophes, we employ industry-recognized modeling software on all of our accounts. This software, together with our underwriting experience and portfolio knowledge, produces the probable maximum loss amounts we allocate to our reinsurance department’s internal global property catastrophe zones. Notwithstanding the probable maximum loss modeling we undertake, the reinsurance segment focuses on gross treaty limits deployed in each critical catastrophe zone.

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

Business Strategy

Our business objective is to generate attractive returns on our equity and book value per share growth for our shareholders. We seek to achieve this objective by executing the following strategies:

•	Leverage Our Diversified Underwriting Franchises. Our business is diversified by both product line and geography. We underwrite a broad array of property, casualty and reinsurance risks from our operations in Bermuda, Europe and the United States. Our underwriting skills across multiple lines and multiple geographies allow us to remain flexible and opportunistic in our business selection in the face of fluctuating market conditions.

•	Expand Our Distribution and Our Access to Markets in the United States. We have made substantial investments to expand our U.S. business, which grew in 2007 and which we expect will continue to grow in size and importance in the coming years. We employ a regional distribution strategy in the United States predominantly focused on underwriting direct casualty and property insurance for middle-market and non-Fortune 1000 client accounts. Through our U.S. excess and surplus lines capability, we believe we have a strong presence in specialty casualty lines and maintain an attractive base of U.S. middle-market clients, especially in the professional liability market. We are also expanding our reinsurance presence into the United States in order to further diversify our reinsurance portfolios.

•	Grow Our European Business. We intend to grow our European business, with an emphasis on the United Kingdom and Western Europe, where we believe the insurance and reinsurance markets are developed and stable. Our European strategy is predominantly focused on property and casualty insurance for large European and international accounts. The European operations provide us with diversification and the ability to spread our underwriting risks. We have access to the London wholesale market through our reinsurance subsidiary in Ireland.

•	Actively Monitor Our Property Catastrophe Exposure. We have historically managed our property catastrophe exposure by closely monitoring our policy limits in addition to utilizing complex risk models. This discipline has substantially reduced our historical loss experience and our exposure. In addition to our continued focus on aggregate limits and modeled probable maximum loss, we have implemented a strategy based on gross exposed policy limits in critical earthquake and hurricane zones. Our gross exposed policy limits approach focuses on exposures in catastrophe-prone geographic zones and takes into consideration flood severity, demand surge and business interruption exposures for each critical area. During the third quarter of 2007, we redefined our risk tolerance relating to property catastrophe events. For our direct property, workers compensation and accident and health catastrophe and property reinsurance business, we seek to manage our risk exposure so that our probable maximum loss for a single catastrophic event, after all applicable reinsurance, in any “one-in-250 year” event does not exceed approximately 20% of our total capital.

•	Opportunistically Underwrite Diversified Reinsurance Risks. As part of our reinsurance segment, we target certain niche reinsurance markets, including professional liability, specialty casualty, property for U.S. regional carriers, and accident and health because we believe we understand the risks and opportunities in these markets. We seek to selectively deploy our capital in reinsurance lines where we believe there are profitable opportunities. In order to diversify our portfolio and complement our direct insurance business, we target the overall contribution from reinsurance to be approximately 35% of our total annual gross premiums written. We strive to maintain a well managed reinsurance portfolio, balanced by line of business, ceding source, geography and contract configuration. Our primary customer focus is on highly-rated carriers with proven underwriting skills and dependable operating models.

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

During 2007, there were no significant catastrophic events that materially impacted our financial condition or results of operations. We saw rate declines and increased competition across all of our operating segments. We believe increased competition was principally the result of increased capacity in the insurance and reinsurance marketplaces. We believe the trend of increased capacity and decreasing rates will continue through 2008. Given this trend, we continue to be selective in the insurance policies and reinsurance contracts we underwrite.

We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers, on an international and regional basis. Many of our competitors have greater financial, marketing and management resources. Since September 2001, a number of new Bermuda-based insurance and reinsurance companies have been formed and some of those companies compete in the same market segments in which we operate. Some of these companies have more capital than our company. In our direct insurance business, we compete with insurers that provide property and casualty-based lines of insurance such as: ACE Limited, AIG, Arch Capital Group Ltd., Axis Capital Holdings Limited, Chubb, Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company, HCC Insurance Holdings, Inc., Liberty Mutual Insurance Company, Lloyd’s of London, Munich Re Group, Swiss Re, XL Capital Ltd and Zurich Financial Services. In our reinsurance business, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Berkshire Hathaway, Inc., Everest Re Group, Ltd., Harbor Point Limited, Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Re, Transatlantic Holdings, Inc. and XL Capital Ltd.

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

Our Financial Strength Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Standard & Poor’s and Moody’s have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the opinion of A.M. Best, Standard & Poor’s and Moody’s, respectively, of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A+” (Superior) to “F” (In Liquidation) and include 16 separate ratings categories. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 21 separate ratings categories. Moody’s maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime) and includes 21 separate ratings categories. Our principal operating subsidiaries have A (Excellent) ratings from A.M. Best and A− (Strong) ratings from Standard & Poor’s. Our Bermuda and U.S. operating subsidiaries are rated A2 (Good) by Moody’s. In addition, our $500 million aggregate principal amount of senior notes were assigned a senior unsecured debt rating of bbb by A.M. Best, BBB by Standard & Poor’s and Baa1 by Moody’s. These ratings are subject to periodic review, and may be revised downward or revoked, at the sole discretion of the rating agencies.

Distribution of Our Insurance Products

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. This distribution channel provides us with access to an efficient, variable cost and international distribution system without the significant time and expense that would be incurred in creating our own distribution network.

We distribute through major excess and surplus lines wholesalers and regional retailers in the United States targeting middle-market and non-Fortune 1000 companies. For the year ended December 31, 2007, U.S. excess and surplus lines wholesalers accounted for 67% of our U.S. distribution and included: Colemont Insurance Brokers, AmWins Group, Inc., CRC Insurance Services, Inc., Swett & Crawford Group, Inc. and CV Starr & Co. Inc. The remaining 33% of our U.S. distribution was conducted through national retailers and regional brokers such as Marsh & McLennan Companies, Inc., Aon Corporation, Willis Group Holdings Ltd., Lockton Companies, Inc. and Hilb Rogal & Hobbs Co.

In the year ended December 31, 2007, our top four brokers represented approximately 68% of gross premiums written by us. A breakdown of our distribution by broker is provided in the table below.

Percentage of Gross
Premiums Written
for the Year Ended
December 31, 2007

Broker
Marsh & McLennan Companies, Inc.	30%
Aon Corporation	24%
Willis Group Holdings Ltd.	10%
Jardine Lloyd Thompson Group plc	4%
All Others	32%

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

We use statistical and actuarial methods to reasonably estimate ultimate expected losses and loss expenses. We utilize a variety of standard actuarial methods in our analysis. These include the Bornhuetter-Ferguson methods, the reported loss development method, the paid loss development method and the expected loss ratio method. The selections from these various methods are based on the loss development characteristics of the specific line of business. During 2007, we adjusted our reliance on actuarial methods utilized for certain lines of business and loss years within our casualty segment from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient historical experience to utilize other acceptable actuarial methodologies.

Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. The uncertainties may be greater for insurers like us than for insurers with an established operating and claims history and a larger number of insurance and reinsurance transactions. The relatively large limits of net liability for any one risk in our excess casualty and professional liability lines of business serve to increase the potential for volatility in the development of our loss reserves. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses” for further information regarding the actuarial models we utilize and the uncertainties in establishing the reserve for losses and loss expenses.

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

The following tables show the development of gross and net reserves for losses and loss expenses, respectively. The tables do not present accident or policy year development data. Each table begins by showing the original year-end reserves recorded at the balance sheet date for each of the years presented (“as originally estimated”). This represents the estimated amounts of losses and loss expenses arising in all prior years that are unpaid at the balance sheet date, including reserves for losses incurred but not reported (“IBNR”). The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves recorded at the end of each prior year is less than (or greater than) its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) represent cumulative differences between the original reserves and the currently re-estimated liabilities over all prior years. Annual changes in the estimates are reflected in the consolidated statement of operations and comprehensive income for each year, as the liabilities are re-estimated.

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

Development of Reserve for Losses and Loss Expenses
Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007

As Originally Estimated:	$213	$310,508	$1,058,653	$2,037,124	$3,405,407	$3,636,997	$3,919,772
Liability Re-estimated as of:
One Year Later	213	253,691	979,218	1,929,571	3,318,359	3,469,216
Two Years Later	213	226,943	896,649	1,844,258	3,172,105
Three Years Later	213	217,712	842,976	1,711,212
Four Years Later	213	199,860	809,117
Five Years Later	213	205,432
Six Years Later	213
Cumulative (Redundancy)	—	(105,076)	(249,536)	(325,912)	(233,302)	(167,781)
Cumulative Claims Paid as of:
One Year Later	—	54,288	138,793	372,823	712,032	544,180
Two Years Later	—	83,465	237,394	571,149	1,142,878
Three Years Later	—	100,978	300,707	721,821
Four Years Later	18	124,109	371,638
Five Years Later	18	163,516
Six Years Later	18

Development of Reserve for Losses and Loss Expenses
Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006

Liability Re-estimated as of:
One Year Later	100%	82%	92%	95%	97%	95%
Two Years Later	100%	73%	85%	91%	93%
Three Years Later	100%	70%	80%	84%
Four Years Later	100%	64%	76%
Five Years Later	100%	66%
Six Years Later	100%
Cumulative (Redundancy)	—	(34)%	(24)%	(16)%	(7)%	(5)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	13%	18%	21%	15%
Two Years Later	0%	27%	22%	28%	34%
Three Years Later	0%	33%	28%	35%
Four Years Later	8%	40%	35%
Five Years Later	8%	53%
Six Years Later	8%

Losses Net of Reinsurance

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007
	($ in thousands)

As Originally Estimated:	$213	$299,946	$964,810	$1,777,953	$2,688,526	$2,947,892	$3,237,007
Liability Re-estimated as of:
One Year Later	213	243,129	885,375	1,728,868	2,577,808	2,824,815
Two Years Later	213	216,381	830,969	1,626,334	2,474,788
Three Years Later	213	207,945	771,781	1,528,620
Four Years Later	213	191,471	745,289
Five Years Later	213	197,656
Six Years Later	213
Cumulative (Redundancy)	—	(102,290)	(219,521)	(249,333)	(213,738)	(123,077)
Cumulative Claims Paid as of:
One Year Later	—	52,077	133,286	305,083	455,079	365,251
Two Years Later	—	76,843	214,384	478,788	747,253
Three Years Later	—	93,037	271,471	620,760
Four Years Later	18	116,494	342,349
Five Years Later	18	155,904
Six Years Later	18

Losses Net of Reinsurance

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006

Liability Re-estimated as of:
One Year Later	100%	81%	92%	97%	96%	96%
Two Years Later	100%	72%	86%	91%	92%
Three Years Later	100%	69%	80%	86%
Four Years Later	100%	64%	77%
Five Years Later	100%	66%
Six Years Later	100%
Cumulative (Redundancy)	—	(34)%	(23)%	(14)%	(8)%	(4)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	14%	17%	17%	12%
Two Years Later	0%	26%	22%	27%	28%
Three Years Later	0%	31%	28%	35%
Four Years Later	8%	39%	35%
Five Years Later	8%	52%
Six Years Later	8%

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2007, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)

Gross liability at beginning of year	$3,636,997	$3,405,353	$2,037,124
Reinsurance recoverable at beginning of year	(689,105)	(716,333)	(259,171)

Net liability at beginning of year	2,947,892	2,689,020	1,777,953

Net losses incurred related to:
Current year	805,417	849,850	1,393,685
Prior years	(123,077)	(110,717)	(49,085)

Total incurred	682,340	739,133	1,344,600

Net paid losses related to:
Current year	32,599	27,748	125,018
Prior years	365,251	455,079	305,082

Total paid	397,850	482,827	430,100

Foreign exchange revaluation	4,625	2,566	(3,433)
Net liability at end of year	3,237,007	2,947,892	2,689,020
Reinsurance recoverable at end of year	682,765	689,105	716,333

Gross liability at end of year	$3,919,772	$3,636,997	$3,405,353

Investments

Investment Strategy and Guidelines

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. Our portfolio therefore consists primarily of high-investment-grade-rated, liquid, fixed-maturity securities of short-to-medium term duration. Including a high-yield bond fund investment, 99% of our fixed income portfolio consists of investment grade securities. In addition, we may invest up to 20% of our shareholders’ equity in alternative investments, including public and private equities, preferred equities and hedge funds.

In an effort to meet business needs and mitigate risks, our investment guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of some holdings as well as restrictions on purchasing specified types of securities, convertible bonds or investing in certain regions. Permissible investments are also limited by the type of issuer, the counterparty’s creditworthiness and other factors. Our investment managers may choose to invest some of the investment portfolio in currencies other than the U.S. dollar based on the business we have written, the currency in which our loss reserves are denominated on our books or regulatory requirements.

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

We have engaged affiliates of the Goldman Sachs Funds to provide certain discretionary investment management services. We have agreed to pay investment management fees based on the month-end market values of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included in net investment income. These investment management agreements are generally in force for an initial three-year term with subsequent one-year period renewals, during which they may be terminated by either party subject to specified notice requirements. Also, the investment manager of a hedge fund we invest in is a subsidiary of AIG.

Our Portfolio

Composition as of December 31, 2007

As of December 31, 2007, our aggregate invested assets totaled approximately $6.2 billion. Aggregate invested assets include cash and cash equivalents, restricted cash, fixed-maturity securities, a fund consisting of global high-yield fixed-income securities, several hedge fund investments, balances receivable on sale of investments and balances due on purchase of investments. The average credit quality of our investments is rated AA by Standard & Poor’s and Aa1 by Moody’s. Short-term instruments must be rated a minimum of A-1/P-1. As of December 31, 2007, the target duration range was 1.25 to 3.75 years. As of January 1, 2008, the target duration range is 1.75 to 4.25 years. The portfolio has a total return rather than income orientation. As of December 31, 2007, the average duration of our investment portfolio was 3.1 years and there were approximately $136.2 million of net unrealized gains in the portfolio, net of applicable tax. The global high-yield bond fund invests primarily in high-yield fixed income securities rated below investment grade and had a fair market value of $79.5 million as of December 31, 2007. Our hedge fund investments had a total fair market value of $241.5 million as of December 31, 2007.

The following table shows the types of securities in our portfolio, excluding cash equivalents, and their fair market values and amortized costs as of December 31, 2007.

				Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	($ in millions)

Type of Investment
U.S. government and agencies	$1,987.6	$65.7	$—	$2,053.3
Non-U.S. government securities	100.4	18.7	(0.3)	118.8
Corporate securities	1,248.3	10.1	(5.8)	1,252.6
Mortgage-backed securities	2,095.6	22.8	(0.9)	2,117.5
Asset-backed securities	164.0	0.9	—	164.9

Fixed income subtotal	5,595.9	118.2	(7.0)	5,707.1
Global high-yield bond fund	75.1	4.4	—	79.5
Hedge funds	215.2	27.3	(1.0)	241.5
Other invested assets	1.2	—	—	1.2

Total	$5,887.4	$149.9	$(8.0)	$6,029.3

U.S. Government and Agencies

U.S. government and agency securities are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

Non-U.S. Government Securities

Non-U.S. government securities represent the fixed income obligations of non-U.S. governmental entities.

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that on acquisition are rated A-/A3 or higher and are diversified across a wide range of issuers and industries. The principal risks of corporate securities are interest rate risk and the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate credit in our portfolio was HSBC Holdings Plc, which represented 1.5% of aggregate invested assets and had an average rating of AA- by Standard & Poor’s, as of December 31, 2007. We actively monitor our corporate credit exposures and have had one credit-related write-down of $2.2 million to date.

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

Non-Fixed Income Investments

As of December 31, 2007, we invested in various hedge funds with a cost of $215.2 million and a market value of $241.4 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

Ratings as of December 31, 2007

The investment ratings (provided by major rating agencies) for fixed maturity securities held as of December 31, 2007 and the percentage of our total fixed maturity securities they represented on that date were as follows:

			Percentage
			of Total
	Amortized	Fair Market	Fair Market
	Cost	Value	Value
	($ in millions)

Ratings
U.S. government and government agencies	$1,987.6	$2,053.3	36.0%
AAA/Aaa	2,609.3	2,655.2	46.5%
AA/Aa	411.8	411.8	7.2%
A/A	519.6	519.3	9.1%
BBB/Baa	67.6	67.5	1.2%

Total	$5,595.9	$5,707.1	100.0%

As of December 31, 2007, $106.7 million of AAA/Aaa rated fixed maturity securities, or 1.8% of total fixed maturity investments, were guaranteed by various financial guaranty insurance companies, some of which may be adversely impacted by their subprime exposures.

Maturity Distribution as of December 31, 2007

The maturity distribution for fixed maturity securities held as of December 31, 2007 was as follows:

			Percentage
			of Total
	Amortized	Fair Market	Fair Market
	Cost	Value	Value
	($ in millions)

Maturity
Due within one year	$468.5	$474.1	8.3%
Due after one year through five years	1,931.1	1,982.1	34.7%
Due after five years through ten years	840.7	869.0	15.2%
Due after ten years	96.0	99.5	1.8%
Mortgage-backed securities	2,095.6	2,117.5	37.1%
Asset-backed securities	164.0	164.9	2.9%

Total	$5,595.9	$5,707.1	100.0%

Investment Returns for the Year Ended December 31, 2007

Our investment returns for year ended December 31, 2007 were as follows ($ in millions):

Net investment income	$297.9
Net realized loss on sales of investments	$(7.6)
Net change in unrealized gains and losses	$129.8

Total net investment return	$420.1

Total return(1)	7.0%
Effective annualized yield(2)	4.9%

(1)	Total return for our investment portfolio is calculated using beginning and ending market values adjusted for external cash flows and includes unrealized gains and losses.

(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.

Our Principal Operating Subsidiaries

Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company that began operations in November 2001. Senior management and all of the staff of Allied World Assurance Company, Ltd are located in our Bermuda headquarters.

Allied World Assurance Company (Europe) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the European Union from its office in Ireland since October 2002 and from a branch office in London since May 2003. Since its formation, Allied World Assurance Company (Europe) Limited has written business originating from Ireland, the United Kingdom and Continental Europe. Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been licensed to write reinsurance throughout the European Union from its office in Ireland since July 2003 and from a branch office in London since August 2004. The company writes primarily property business directly sourced from London market producers; however, the risk location can be worldwide.

Allied World Assurance Holdings (Ireland) Ltd acquired Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company (formerly Newmarket Underwriters Insurance Company) in July 2002. These two companies are authorized or eligible to write insurance on a surplus lines basis in all states of the United States and licensed to write insurance on an admitted basis in over 35 jurisdictions.

The activities of Newmarket Administrative Services (Bermuda) Ltd, Newmarket Administrative Services (Ireland) Limited and Newmarket Administrative Services, Inc. are limited to providing certain administrative services to various subsidiaries of our company.

Our Employees

As of February 22, 2008, we had a total of 297 full-time employees of which 163 worked in Bermuda, 84 in the United States and 50 in Europe. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

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

The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States and the United Kingdom. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. For example, in response to the tightening of supply in some insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the United States Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension of 2005”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIA Extension of 2007”) were enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The TRIA, the TRIA Extension of 2005 and the TRIA Extension of 2007 have had little impact on our business because few of our clients are purchasing this coverage.

Bermuda

General

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance and reinsurance business of Allied World Assurance Company, Ltd. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Allied World Assurance Company, Ltd has been registered as a Class 4 insurer by the BMA. Allied World Assurance Company Holdings, Ltd and Allied World Assurance Holdings (Ireland) Ltd are holding companies and Newmarket Administrative Services (Bermuda), Ltd is a services company that do not carry on any insurance business, and as such each is not subject to Bermuda insurance regulations; however, like all Bermuda companies, including Bermuda insurers, they are subject to the provisions and regulations of the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and any other conditions the BMA may impose from time to time.

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

Cancellation of Insurer’s Registration

An insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act. Failure of the insurer to comply with its obligations under the Insurance Act or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles would be such grounds.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Allied World Assurance Company, Ltd’s principal office is its executive offices in Pembroke, Bermuda, and its principal representative is our Chief Financial Officer. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless the BMA is given 30 days written notice of any intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to forthwith notify the BMA of that fact and within 14 days therefrom to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, any failure by the insurer to comply substantially with a condition imposed on the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable “event.”

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

Loss Reserve Specialist

As a registered Class 4 insurer, Allied World Assurance Company, Ltd is required to submit the opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Our Chief Corporate Actuary is our approved loss reserve specialist.

Statutory Financial Statements

An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and related notes. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with accounting principles generally accepted in the United States and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act (those financial statements, in the case of Allied World Assurance Company Holdings, Ltd, will be prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)). As a general business insurer, Allied World Assurance Company, Ltd is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

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

Additionally, under the Companies Act, Allied World Assurance Company Holdings, Ltd and each of its Bermuda subsidiaries may not declare or pay a dividend if such company has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

If it appears to the BMA that there is a risk of Allied World Assurance Company, Ltd becoming insolvent, or that Allied World Assurance Company, Ltd is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Allied World Assurance Company, Ltd (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make specified investments, (4) to liquidate specified investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of those payments and/or (7) to limit its premium income. The BMA generally meets with each Class 4 insurance company on a voluntary basis, every two years.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require an insurer (or certain other persons) to produce specified information. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda, subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality. Under the Companies Act, the Minister of Finance has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him or her with information, to produce documents to him or her, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

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

Selected Other Bermuda Law Considerations

Although we, Allied World Assurance Company, Ltd, Allied World Assurance Holdings (Ireland) Ltd and Newmarket Administrative Services (Bermuda), Ltd are incorporated in Bermuda, each is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to the non-resident status, we, Allied World Assurance Company, Ltd, Allied World Assurance Holdings (Ireland) Ltd and Newmarket Administrative Services (Bermuda), Ltd may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda. As exempted companies, Allied World Assurance Company Holdings, Ltd and our Bermuda subsidiaries may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in specified business transactions, including (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in limited circumstances including doing business with another exempted undertaking in furtherance of our business or our Bermuda subsidiaries’ business, as applicable, carried on outside Bermuda. Allied World Assurance Company, Ltd’s is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

Allied World Assurance Company Holdings, Ltd and its Bermuda subsidiaries are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax.

As part of the BMA’s ongoing review of Bermuda’s insurance supervisory framework, the BMA is introducing a new risk-based capital model (“BSCR”) as a tool to assist both insurers and the BMA in measuring risk and determining appropriate capitalization. It is expected that formal legislation will become effective in 2008. In addition, the BMA intends to allow insurers to make application to the BMA to use their own internal capital models where an insurer can establish that its internal capital model better reflects its risk and capitalization profile.

Ireland

Since October 2002, Allied World Assurance Company (Europe) Limited, an insurance company with its principal office in Dublin, Ireland, has been authorized as a non-life insurance undertaking. Allied World Assurance Company (Europe) Limited is regulated by the Irish Financial Services Regulatory Authority (the “Irish Financial Regulator”) pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2006 (the “Irish Insurance Acts and Regulations”). The Third Non-Life Directive of the European Union (the “Non-Life Directive”) established a common framework for the authorization and regulation of non-life insurance undertakings within the European Union. The Non-Life Directive permits non-life insurance undertakings authorized in a member state of the European Union to operate in other member states of the European Union either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment). Allied World Assurance Company (Europe) Limited established a branch in the United Kingdom on May 19, 2003 and operates on a freedom to provide services basis in other European Union member states.

On July 18, 2003, Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and licensed in Ireland to write reinsurance throughout the European Union. We capitalized Allied World Assurance Company (Reinsurance) Limited with $50 million in capital. We include the business produced by this entity in our property segment even though the majority of the coverages written are structured as facultative reinsurance. Allied World Assurance Company (Reinsurance) Limited is regulated by the Irish Financial Regulator pursuant to the provisions of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and operates a branch in London. Pursuant to the provisions of these regulations, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other European Union member states either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment).

United States

Our U.S. Subsidiaries

Allied World Assurance Company (U.S.) Inc., a Delaware domiciled insurer, and Allied World National Assurance Company, a New Hampshire domiciled insurer, are together licensed or surplus line eligible in all states including the District of Columbia. Allied World Assurance Company (U.S.) Inc. is licensed in three states, including Delaware, its state of domicile, surplus lines eligible in 48 jurisdictions, including the District of Columbia and an accredited reinsurer in over 30 jurisdictions, including the District of Columbia. Allied World National Assurance Company, is licensed in over 30 jurisdictions, including New Hampshire, its state of domicile, surplus lines eligible in three states and an accredited reinsurer in one state. As U.S. licensed and authorized insurers and reinsurers, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company, are subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states’ regulatory schemes also extend to policy form approval and market conduct regulation, including the use of credit information in underwriting and other underwriting and claims practices. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

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

Allied World National Assurance Company may declare an ordinary dividend only upon 15 days prior notice to the New Hampshire Insurance Commissioner and if its surplus as regards policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs. Extraordinary dividends generally require 30 days notice to and non-disapproval of the Insurance Commissioner before being declared. An extraordinary dividend includes a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds 10% of such insurer’s surplus as regards policyholders as of December 31 of the prior year.

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

Involuntary Pools.  In the states where they are licensed, our insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.

Risk-Based Capital.  U.S. insurers are also subject to risk-based capital (or RBC) guidelines which provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of the company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Our U.S. insurance subsidiaries have satisfied the RBC formula since their acquisition and have exceeded all recognized industry solvency standards. As of December 31, 2007, all of our U.S. insurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

NAIC Ratios.  The NAIC Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2007, none of our U.S. insurance subsidiaries had an IRIS ratio range warranting any regulatory action.

Surplus Lines Regulation.  The regulation of Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company as excess and surplus lines insurers differs significantly from their regulation as licensed or authorized insurers. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage through specially licensed surplus lines brokers for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. In particular, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and state insurance regulations generally require that a risk be declined by three licensed insurers before it may be placed in the surplus lines market. Initial eligibility requirements and annual re-qualification standards and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company, which conduct business on a surplus lines basis in a particular state are generally exempt from that state’s guaranty fund laws and from participation in its involuntary pools.

Federal Initiatives.  Although the U.S. federal government typically does not directly regulate the business of insurance, federal initiatives often have an impact on the insurance industry. For example, new federal legislation, the Nonadmitted and Reinsurance Reform Act of 2007 (the “NRRA”), was introduced in the U.S. House of Representatives in February 2007 to streamline the regulation of surplus lines insurance and reinsurance. The bill was passed without amendment by the U.S. House of Representatives on June 25, 2007 and referred to the Committee on Banking, Housing and Urban Affairs in the U.S. Senate. If enacted in its current form, the NRRA would set federal standards regarding state regulation of both reinsurance and the surplus lines insurance market. The NRRA would (i) grant sole regulatory authority with respect to the placement of non-admitted insurance to the policyholder’s home state; (ii) limit states to uniform standards for surplus lines eligibility in conformity with the NAIC Nonadmitted Insurance Model Act; (iii) establish a streamlined insurance procurement process for exempt commercial purchasers by eliminating the requirement that brokers conduct a due diligence search to determine whether the insurance is available from admitted insurers; (iv) establish the domicile state of the ceding insurer as the sole regulatory authority with respect to credit for reinsurance and solvency determinations if such state is an NAIC-accredited state or has financial solvency requirements substantially similar to those required for such accreditation; and (v) require that premium taxes related to non-admitted insurance only be paid to the policyholder’s home state, although the states may enter into a compact or establish procedures to allocate such premium taxes among the states. There has been little activity in connection with this bill since its passage by the U.S. House of Representatives.

In addition, the Insurance Industry Competition Act of 2007 (the “IICA”) was introduced in the U.S. Senate and the U.S. House of Representatives in February 2007. The IICA, if enacted in its current form, would remove the insurance industry’s antitrust exemption created by the McCarran-Ferguson Act, which provides that insurance companies are exempted from federal antitrust law so long as they are regulated by state law, absent boycott, coercion or intimidation. If enacted in its current form, the IICA would, among other things, (i) effect a different judicial standard providing that joint conduct by insurance companies, such as price sharing, would be subject to scrutiny by the U.S. Department of Justice unless the conduct was undertaken pursuant to a clearly articulated state policy that is actively supervised by the state; and (ii) delegate authority to the U.S. Federal Trade Commission to identify insurance industry practices that are not anti-competitive. There has been little activity in connection with this bill since its introduction.

We are unable to predict whether any of the foregoing proposed legislation or any other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

In 2002, President George W. Bush signed TRIA into law. TRIA provides for the federal government to share with the insurance industry the risk of loss arising from future acts of terrorism. Participation in the program for U.S. commercial property and casualty insurers is mandatory. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for specified commercial insurance lines from the previous calendar year. Prior to 2008, the federal backstop covered 85% of losses in excess of the company deductible subject to an annual cap of $100 billion. While TRIA appears to provide the property and casualty sector with an increased ability to withstand the effect of potential terrorist events, any company’s results of operations or equity could nevertheless be materially adversely impacted, in light of the unpredictability of the nature, severity or frequency of such potential events. TRIA was originally scheduled to expire at the end of 2005, but the President of the United States signed the TRIA Extension of 2005 into law on December 22, 2005, which extended TRIA, with some amendments, through December 31, 2007. TRIA was again extended by the President of the United States on December 26, 2007 when he signed into law the TRIA Extension of 2007. The TRIA Extension of 2007 reauthorized TRIA through December 31, 2014. The TRIA Extension of 2007 is substantially similar to the original TRIA and the TRIA Extension of 2005. One notable difference was the revised definition of an “act of terrorism.” Prior to the TRIA Extension of 2007, TRIA and the TRIA Extension of 2005 applied only to acts of terrorism carried out on behalf of foreign persons or interests. Under the TRIA Extension of 2007, the definition of “acts of terrorism” has been expanded to include “domestic terrorism,” which could impact insurance coverage and have an adverse effect on our clients, the industry and us. There is also no assurance that TRIA will be extended beyond 2014 on either a temporary or permanent basis and its expiration could have an adverse effect on our clients, the industry or us.

Available Information

We maintain a website at www.awac.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge through our website, our Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating & Corporate Governance Committee Charter, Corporate Governance Guidelines, Code of Ethics for CEO and Senior Financial Officers and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Allied World Assurance Company Holdings, Ltd, 27 Richmond Road, Pembroke HM 08, Bermuda, attention Wesley D. Dupont, Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Each of our principal operating insurance subsidiaries has been assigned a financial strength rating of “A” (Excellent) from A.M. Best and “A−” (Strong) from Standard & Poor’s. Allied World Assurance Company, Ltd and our U.S. operating insurance subsidiaries are rated A2 (Good) by Moody’s. Each rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. The ratings are neither an evaluation directed to our investors nor a recommendation to buy, sell or hold our securities. If the rating of any of our subsidiaries is revised downward or revoked, our competitive position in the insurance and reinsurance industry may suffer, and it may be more difficult for us to market our products. Specifically, any revision or revocation of this kind could result in a significant reduction in the number of insurance and reinsurance contracts we write and in a substantial loss of business as customers and brokers that place this business move to competitors with higher financial strength ratings.

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

To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital. Our results for the year ended December 31, 2007 included $246.4 million and $123.3 million of favorable (i.e., a loss reserve decrease) and adverse development (i.e., a loss reserve increase), respectively, of reserves relating to losses incurred for prior loss years. In comparison, for the year ended December 31, 2006, our results included $135.9 million and $25.2 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years. Our results for the year ended December 31, 2005 included $72.1 million of adverse development of reserves, which included $62.5 million of adverse development from 2004 catastrophes, and $121.1 million of favorable development relating to losses incurred for prior loss years.

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

When we act as a property insurer and as a property, workers compensation and personal accident reinsurer, we are particularly vulnerable to losses from catastrophes.

Our direct property insurance and our property, workers compensation and personal accident reinsurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Over the past several years, changing weather patterns and climactic conditions such as global warming have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. In addition, some experts have attributed the recent high incidence of hurricanes in the Gulf of Mexico and the Caribbean to a permanent change in weather patterns resulting from rising ocean temperature in the region. The international geographic distribution of our business subjects us to catastrophe exposure from natural events occurring in a number of areas throughout the world, including floods and windstorms in Europe, hurricanes and windstorms in Mexico, Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan and Taiwan and earthquakes in California and parts of the Midwestern United States known as the New Madrid zone. The loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency but high severity in nature. In recent years, the frequency of major catastrophes appears to have increased. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of losses to the industry in recent years, and we expect this trend to continue.

In the event we experience further losses from catastrophes that have already occurred, there is a possibility that loss reserves for such catastrophes will be inadequate to cover the losses. In addition, because accounting principles generally accepted in the United States of America do not permit insurers and reinsurers to reserve for catastrophes until they occur, claims from these events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations.

We could face losses from terrorism, political unrest and pandemic diseases.

We have exposure to losses resulting from acts of terrorism and political instability. Although we generally exclude acts of terrorism from our property insurance policies and property reinsurance treaties where practicable, we provide coverage in circumstances where we believe we are adequately compensated for assuming those risks. A pandemic disease could also cause us to suffer increased insurance losses on a variety of coverages we offer. Our reinsurance protections may only partially offset these losses. Moreover, even in cases where we seek to exclude coverage, we may not be able to completely eliminate our exposure to these events. It is impossible to predict the timing or severity of these events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. We could also suffer losses from a disruption of our business operations and our investments may suffer a decrease in value due to the occurrence of any of these events. To the extent we suffer losses from these risks, such losses could be significant.

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

We may be impacted by claims relating to the recent credit market downturn and subprime insurance exposures.

We write corporate directors and officers, errors and omissions and other insurance coverages for financial institutions and financial services companies. This industry segment has been impacted by the recent credit market downturn. As a result, this industry segment has been the subject of heightened scrutiny and in some cases investigations by regulators with respect to the industry’s actions as they relate to subprime mortgages, collateralized debt obligations, structured investment vehicles and swap and derivative transactions. These events may give rise to increased claim litigation, including class action suits, which may involve our insureds. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

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

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the United States.

Allied World Assurance Company, Ltd is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to the insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. Allied World Assurance Company, Ltd uses trust accounts and has access to up to $1.55 billion in letters of credit under two letter of credit facilities. The letter of credit facilities impose restrictive covenants, including restrictions on asset sales, limitations on the incurrence of certain liens and required collateral and financial strength levels. Violations of these or other covenants could result in the suspension of access to letters of credit or such letters of credit becoming due and payable. If these letter of credit facilities are not sufficient or drawable or if Allied World Assurance Company, Ltd is unable to renew either or both of these facilities or to arrange for trust accounts or other types of security on commercially acceptable terms, its ability to provide reinsurance to U.S.-domiciled insurers may be severely limited.

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

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. For the year ended December 31, 2007, our top four brokers represented approximately 68% of our gross premiums written. Marsh & McLennan Companies, Inc., Aon Corporation and Willis Group Holdings Ltd were responsible for the distribution of approximately 30%, 24% and 10%, respectively, of our gross premiums written for the year ended December 31, 2007. Loss of all or a substantial portion of the business provided by any one of those brokers could have a material adverse effect on our financial condition and results of operations.

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

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk, and credit and default risk. Additionally, with respect to some of our investments, we are subject to pre-payment or reinvestment risk. We may invest up to 20% of our shareholders’ equity in alternative investments, including public and private equities, preferred equities and hedge funds. As a result, we may be subject to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

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

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2007, mortgage-backed securities constituted approximately 33.9% of the fair market value of our aggregate invested assets. Aggregate invested assets include cash and cash equivalents, restricted cash, fixed-maturity securities, a fund consisting of global high-yield fixed-income securities, several hedge funds, balances receivable on sale of investments and balances due on purchase of investments. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. As of December 31, 2007, our mortgage-backed securities that have exposure to subprime mortgages was limited to $2.8 million or 0.05% of fixed maturity investments.

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

Our future capital requirements depend on many factors, including our ability to write new business and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any future financing, if available at all, may be on terms that are not favorable to us. In the case of equity financing, dilution to our shareholders could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

Conflicts of interests may arise because affiliates of some of our principal shareholders have continuing agreements and business relationships with us, and also may compete with us in several of our business lines.

Affiliates of some of our principal shareholders engage in transactions with our company. Affiliates of the Goldman Sachs Funds serve as investment managers for nearly our entire investment portfolio, except for a portion that includes an investment in the AIG Select Hedge Fund Ltd., which is managed by a subsidiary of AIG. On December 14, 2007, we entered into a stock purchase agreement with AIG pursuant to which we purchased an AIG subsidiary whose sole asset was its holding of 11,693,333 of our common shares. The interests of these affiliates of our principal shareholders may conflict with the interests of our company. Affiliates of our principal shareholders, AIG and Chubb, are also customers of our company.

Furthermore, affiliates of AIG, Chubb and the Goldman Sachs Funds may from time to time compete with us, including by assisting or investing in the formation of other entities engaged in the insurance and reinsurance business. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to AIG, Chubb, the

Goldman Sachs Funds or other existing shareholders or any of their affiliates, on the one hand, and us, on the other hand. AIG, Chubb and the Goldman Sachs Funds either directly or through affiliates, also maintain business relationships with numerous companies that may directly compete with us. In general, these affiliates could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us, but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship.

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

Our participation in a securities lending program subjects us to risk of default by the borrowers.

We participate in a securities lending program whereby our securities are loaned to third parties through a lending agent. The loaned securities are collateralized by cash, government securities and letters of credit in excess of the fair market value of the securities held by the lending agent. However, sharp changes in market values of substantial amounts of securities and the failure of the borrowers to honor their commitments, or default by the lending agent in remitting the collateral to us, could have a material adverse effect on our fixed maturity investments or our results of operations.

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

Our principal insurance subsidiary, Allied World Assurance Company, Ltd, is registered as a Class 4 Bermuda insurance and reinsurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders or noteholders. Among other things, those statutes and regulations:

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

Allied World Assurance Company (U.S.) Inc., a Delaware domiciled insurer, and Allied World National Assurance Company, a New Hampshire domiciled insurer, are both subject to the statutes and regulations of their relevant state of domicile as well as any other state in the United States where they conduct business. In the states where the companies are admitted, the companies must comply with all insurance laws and regulations, including insurance rate and form requirements. Insurance laws and regulations may vary significantly from state to state. In those states where the companies act as surplus lines carriers, the states’ regulation focuses mainly on the company’s solvency.

Allied World Assurance Company (Europe) Limited, an Irish domiciled insurer, operates within the European Union non-life insurance legal and regulatory framework as established under the Third Non-Life Directive of the European Union. Allied World Assurance Company (Europe) Limited is required to operate in accordance with the provisions of the Irish Insurance Acts 1909-2000; the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004; all statutory instruments made thereunder; all statutory instruments relating to insurance made under the European Communities Acts 1972 to 2006; and the requirements of the Irish Financial Regulator.

Allied World Assurance Company (Reinsurance) Limited, an Irish domiciled reinsurer, is regulated by the Irish Financial Regulator pursuant to the provisions of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and operates a branch in London. Pursuant to the provisions of these regulations, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other European Union member states either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment).

Our Bermuda entities could become subject to regulation in the United States.

None of our Bermuda entities is licensed or admitted as an insurer, nor is any of them accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2007, more than 85% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments.

Allied World Assurance Company Holdings, Ltd is a holding company, and as such has no substantial operations of its own. It does not have any significant assets other than its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from subsidiaries are expected to be the sole source of funds for Allied World Assurance Company Holdings, Ltd to meet any ongoing cash requirements, including any debt service payments and other expenses, and to pay any dividends to shareholders. Bermuda law, including Bermuda insurance regulations and the Companies Act, restricts the declaration and payment of dividends and the making of distributions by our Bermuda entities, unless specified requirements are met. Allied World Assurance Company, Ltd is prohibited from paying dividends of more than 25% of its total statutory capital and surplus (as shown in its previous financial year’s statutory balance sheet) unless it files with the BMA at least seven days before payment of such dividend an affidavit stating that the declaration of such dividends has not caused it to fail to meet its minimum solvency margin and minimum liquidity ratio. Allied World Assurance Company, Ltd is also prohibited from declaring or paying dividends without the approval of the

BMA if Allied World Assurance Company, Ltd failed to meet its minimum solvency margin and minimum liquidity ratio on the last day of the previous financial year.

Furthermore, in order to reduce its total statutory capital by 15% or more, Allied World Assurance Company, Ltd would require the prior approval of the BMA. In addition, Bermuda corporate law prohibits a company from declaring or paying a dividend if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts.

In addition, Allied World Assurance Company (Europe) Limited, Allied World Assurance Company (Reinsurance) Limited, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company are subject to significant regulatory restrictions limiting their ability to declare and pay any dividends.

In general, a U.S. insurance company subsidiary may not pay an “extraordinary” dividend or distribution until 30 days after the applicable insurance regulator has received notice of the intended payment and has not objected to, or has approved, the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is defined by these laws and regulations as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of: (a) 10% of the insurer’s statutory surplus as of the immediately prior year end; or (b) or the statutory net income during the prior calendar year. The laws and regulations of some of these U.S. jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus. For example, payments of dividends by U.S. insurance companies are subject to restrictions on statutory surplus pursuant to state law. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our U.S. insurance subsidiaries (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to such subsidiaries’ policyholders.

Without the consent of the Irish Financial Regulator, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are not permitted to reduce the level of its capital, may not make any dividend payments, may not make inter-company loans and must maintain a minimum solvency margin. These rules and regulations may have the effect of restricting the ability of these companies to declare and pay dividends.

In addition, to the extent we have insurance subsidiaries that are the parent company for another insurance subsidiary, dividends and other distributions will be subject to multiple layers of the regulations discussed above as funds are pushed up to our ultimate parent company. The inability of any of our insurance subsidiaries to pay dividends in an amount sufficient to enable Allied World Assurance Company Holdings, Ltd to meet its cash requirements at the holding company level could have a material adverse effect on our business, our ability to make payments on any indebtedness, our ability to transfer capital from one subsidiary to another and our ability to declare and pay dividends to our shareholders.

Our business could be adversely affected by Bermuda employment restrictions.

We will need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate and holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government if it is shown that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the total duration of work permits, including renewals, to six to nine years, with specified exemptions for key employees. In March 2004, the Bermuda government announced an amendment to this policy which expanded the categories of occupations recognized by the government as “key” and with respect to which businesses can apply to be exempt from the six-to-nine-year limitations. The categories include senior executives, managers with global responsibility, senior financial posts, certain legal professionals and senior insurance professionals, experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers and managers. All of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. It is possible that the Bermuda government could deny work permits for our employees in the future, which could have a material adverse effect on our business.

Risks Related to Ownership of Our Common Shares

Future sales of our common shares may adversely affect the market price.

As of February 22, 2008, we had 60,498,920 common shares outstanding. Up to an additional 2,861,921 common shares may be issuable upon the vesting and exercise of outstanding stock options, restricted stock units (“RSUs’) and performance based equity awards. In addition, our principal shareholders and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”), for sale to the public. Following any registration of this type, the common shares to which the registration relates will be freely transferable. We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan, the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan and the Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan. Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.

Our Bye-laws contain restrictions on ownership, voting and transfers of our common shares.

Under our Amended and Restated Bye-laws (the “Bye-laws”), our directors (or their designees) are required to decline to register any transfer of common shares that would result in a U.S. person owning our common shares and shares of any other class or classes, in excess of certain prescribed limitations. These limitations take into account attribution and constructive ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”), and beneficial ownership rules under the Exchange Act. Similar restrictions apply to our ability to issue or repurchase shares. Our directors (or their designees), in their absolute discretion, may also decline to register the transfer of any common shares if they have reason to believe that (1) the transfer could expose us or any of our subsidiaries, any shareholder or any person ceding insurance to us or any of our subsidiaries, to, or materially increase the risk of, material adverse tax or regulatory treatment in any jurisdiction; or (2) the transfer is required to be registered under the Securities Act or under the securities laws of any state of the United States or any other jurisdiction, and such registration has not occurred. These restrictions apply to a transfer of common shares even if the transfer has been executed on the New York Stock Exchange. Any person wishing to transfer common shares will be deemed to own the shares for dividend, voting and reporting purposes until the transfer has been registered on our register of members. We are authorized to request information from any holder or prospective acquiror of common shares as necessary to give effect to the transfer, issuance and repurchase restrictions described above, and may decline to effect that kind of transaction if complete and accurate information is not received as requested.

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

For example, the following provisions in our Bye-laws could have such an effect:

•	the election of our directors is staggered, meaning that members of only one of three classes of our directors are elected each year, thus limiting your ability to replace directors,

•	our shareholders have a limited ability to remove directors,

•	the total voting power of any shareholder beneficially owning 10% or more of the total voting power of our voting shares will be reduced to less than 10% of the total voting power. Conversely, shareholders owning less than 10% of the total voting power may gain increased voting power as a result of these cutbacks,

•	no shareholder may transfer shares if as a result of such transfer any U.S. person owns 10% or more of our shares by vote or value (other than some of our principal shareholders, whose share ownership may not exceed the percentage of our common shares owned immediately after our initial public offering of common shares in July 2006 (“IPO”)),

•	if our directors determine that share ownership of any person may result in a violation of our ownership limitations, our board of directors has the power to force that shareholder to sell its shares and

•	our board of directors has the power to issue preferred shares without any shareholder approval, which effectively allows the board to dilute the holdings of any shareholder and could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

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

The BMA must approve all issuances and transfers of securities of a Bermuda exempted company like us. We have received from the BMA their permission for the issue and subsequent transfer of our common shares, as long as the shares are listed on the New York Stock Exchange or other appointed exchange, to and among persons resident and non-resident of Bermuda for exchange control purposes.

Before any shareholder acquires 10% or more of the voting shares, either directly or indirectly, of Allied World Assurance Company (U.S.) Inc. or Allied World National Assurance Company, that shareholder must file an acquisition statement with and obtain prior approval from the domiciliary insurance commissioner of the respective company.

Risks Related to Taxation

U.S. taxation of our non-U.S. companies could materially adversely affect our financial condition and results of operations.

We believe that our non-U.S. companies, including our Bermuda and Irish companies (collectively, the “non-U.S. companies”), have operated and will operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, we cannot assure you that the U.S. Internal Revenue Service (the “IRS”) will not contend that a non-U.S. company is engaged in a U.S. trade or business. If any of the non-U.S. companies are engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business. In addition, a U.S. federal branch profits tax at the rate of 30% will be imposed on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of investment income of such company, as computed under Section 842 of the Code, requiring that a foreign company carrying on a U.S. insurance or reinsurance business have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risks insured or reinsured by such company, may be subject to U.S. federal income and branch profits taxes.

If Allied World Assurance Company, Ltd (the “Bermuda insurance subsidiary”) or any Bermuda insurance subsidiary we form or acquire in the future is engaged in a U.S. trade or business and qualifies for benefits under the United States-Bermuda tax treaty, U.S. federal income taxation of such subsidiary will depend on whether (i) it maintains a U.S. permanent establishment and (ii) the relief from taxation under the treaty generally applies to non-

premium income. We believe that the Bermuda insurance subsidiary has operated and will operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether an insurance company maintains a U.S. permanent establishment is inherently factual. Therefore, we cannot assure you that the IRS will not successfully assert that a Bermuda insurance subsidiary maintains a U.S. permanent establishment. In such case, the Bermuda insurance subsidiary will be subject to U.S. federal income tax at regular corporate rates and branch profit tax at the rate of 30% with respect to its income attributable to the permanent establishment. Furthermore, although the provisions of the treaty clearly apply to premium income, it is uncertain whether they generally apply to other income of a Bermuda insurance company. Therefore, if a Bermuda insurance subsidiary of our company is engaged in a U.S. trade or business, qualifies for benefits under the treaty and does not maintain a U.S. permanent establishment but the treaty is interpreted not to apply to income other than premium income, such subsidiary will be subject to U.S. federal income and branch profits taxes on its investment and other non-premium income as described in the preceding paragraph.

If any of Allied World Assurance Holdings (Ireland) Ltd or our Irish companies are engaged in a U.S. trade or business and qualifies for benefits under the Ireland-United States income tax treaty, U.S. federal income taxation of such company will depend on whether it maintains a U.S. permanent establishment. We believe that each such company has operated and will operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether a non-U.S. company maintains a U.S. permanent establishment is inherently factual. Therefore, we cannot assure you that the IRS will not successfully assert that any of such companies maintains a U.S. permanent establishment. In such case, the company will be subject to U.S. federal income tax at regular corporate rates and branch profits tax at the rate of 5% with respect to its income attributable to the permanent establishment.

U.S. federal income tax, if imposed, will be based on effectively connected or attributable income of a non-U.S. company computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that all deductions and credits claimed by a non-U.S. company in a taxable year can be disallowed if the company does not file a U.S. federal income tax return for such year. Penalties may be assessed for failure to file such return. None of our non-U.S. companies filed U.S. federal income tax returns for the 2002 and 2001 taxable years. However, we have filed protective U.S. federal income tax returns on a timely basis for each non-U.S. company for subsequent years in order to preserve our right to claim tax deductions and credits in such years if any of such companies is determined to be subject to U.S. federal income tax.

If any of our non-U.S. companies is subject to such U.S. federal taxation, our financial condition and results of operations could be materially adversely affected.

Our U.S. subsidiaries may be subject to additional U.S. taxes in connection with our interaffiliate arrangements.

Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company (the “U.S. insurance subsidiaries”) are U.S. companies. They reinsure a significant portion of their insurance policies with Allied World Assurance Company, Ltd. While we believe that the terms of these reinsurance arrangements are arm’s length, we cannot assure you that the IRS will not successfully assert that the payments made by the U.S. insurance subsidiaries with respect to such arrangements exceed arm’s length amounts. In such case, our U.S. insurance subsidiaries will be treated as realizing additional income that may be subject to additional U.S. income tax, possibly with interest and penalties. Such excess amount may also be deemed to have been distributed as dividends to the direct parent of the U.S. insurance subsidiaries, Allied World Assurance Holdings (Ireland) Ltd, in which case this deemed dividend will also be subject to a U.S. federal withholding tax of 5%, assuming that the parent is eligible for benefits under the United States-Ireland income tax treaty (or a withholding tax of 30% if the parent is not so eligible). If any of these U.S. taxes are imposed, our financial condition and results of operations could be materially adversely affected.

You may be subject to U.S. income taxation with respect to income of our non-U.S. companies and ordinary income characterization of gains on disposition of our shares under the controlled foreign corporation (“CFC”) rules.

We believe that U.S. persons holding our shares should not be subject to U.S. federal income taxation with respect to income of our non-U.S. companies prior to the distribution of earnings attributable to such income or ordinary income characterization of gains on disposition of shares on the basis that such persons should not be “United States shareholders”

subject to the CFC rules of the Code. Generally, each “United States shareholder” of a CFC will be subject to (i) U.S. federal income taxation on its ratable share of the CFC’s subpart F income, even if the earnings attributable to such income are not distributed, provided that such “United States shareholder” holds directly or through non-U.S. entities shares of the CFC; and (ii) potential ordinary income characterization of gains from sale or exchange of the directly owned shares of the non-U.S. corporation. For these purposes, any U.S. person who owns directly, through non-U.S. entities, or under applicable constructive ownership rules, 10% or more of the total combined voting power of all classes of stock of any non-U.S. company will be considered to be a “United States shareholder.” Although our non-U.S. companies may be or become CFCs and certain of our principal U.S. shareholders currently own 10% or more of our common shares, for the following reasons we believe that no U.S. person holding our shares directly, or through non-U.S. entities, should be a “United States shareholder.” First, our Bye-laws provide that if a U.S. person (including any principal shareholder) owns directly or through non-U.S. entities any of our shares, the number of votes conferred by the shares owned directly, indirectly or under applicable constructive ownership rules by such person will be less than 10% of the aggregate number of votes conferred by all issued shares of Allied World Assurance Company Holdings, Ltd. Second, our Bye-laws restrict issuance, conversion, transfer and repurchase of the shares to the extent such transaction would cause a U.S. person holding directly or through non-U.S. entities any of our shares to own directly, through non-U.S. entities or under applicable constructive ownership rules shares representing 10% or more of the voting power in Allied World Assurance Company Holdings, Ltd. Third, our Bye-laws and the bye-laws of our non-U.S. subsidiaries require (i) the board of directors of Allied World Assurance Company, Ltd to consist only of persons who have been elected as directors of Allied World Assurance Company Holdings, Ltd (with the number and classification of directors of Allied World Assurance Company, Ltd being identical to those of Allied World Assurance Company Holdings, Ltd) and (ii) the board of directors of each other non-U.S. subsidiary of Allied World Assurance Company Holdings, Ltd to consist only of persons approved by our shareholders as persons eligible to be elected as directors of such subsidiary. Therefore, U.S. persons holding our shares should not be subject to the CFC rules of the Code (except that a U.S. person may be subject to the ordinary income characterization of gains on disposition of shares if such person owned 10% or more of our total voting power solely under the applicable constructive ownership rules at any time during the 5-year period ending on the date of the disposition when we were a CFC). We cannot assure you, however, that the Bye-law provisions referenced in this paragraph will operate as intended or that we will be otherwise successful in preventing a U.S. person from exceeding, or being deemed to exceed, these voting limitations. Accordingly, U.S. persons who hold our shares directly or through non-U.S. entities should consider the possible application of the CFC rules.

You may be subject to U.S. income taxation under the related person insurance income (“RPII”) rules.

Allied World Assurance Company, Ltd, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited (the “non-U.S. insurance subsidiaries”), are non-U.S. companies which currently insure and reinsure and are expected to continue to insure and reinsure directly or indirectly certain of our U.S. shareholders and persons related to such shareholders. We believe that U.S. persons that hold our shares directly or through non-U.S. entities will not be subject to U.S. federal income taxation with respect to the income realized in connection with such insurance and reinsurance prior to distribution of earnings attributable to such income on the basis that RPII, determined on gross basis, realized by each non-U.S. insurance subsidiary will be less than 20% of its gross insurance income in each taxable year. We currently monitor and will continue to monitor the amount of RPII realized and, when appropriate, will decline to write primary insurance and reinsurance for our U.S. shareholders and persons related to such shareholders. However, we cannot assure you that the measures described in this paragraph will operate as intended. In addition, some of the factors that determine the extent of RPII in any period may be beyond our knowledge or control. For example, we may be considered to insure indirectly the risk of our shareholder if an unrelated company that insured such risk in the first instance reinsures such risk with us. Therefore, we cannot assure you that we will be successful in keeping the RPII realized by the non-U.S. insurance subsidiaries below the 20% limit in each taxable year. Furthermore, even if we are successful in keeping the RPII below the 20% limit, we cannot assure you that we will be able to establish that fact to the satisfaction of the U.S. tax authorities. If we are unable to establish that the RPII of any non-U.S. insurance subsidiary is less than 20% of that subsidiary’s gross insurance income in any taxable year, and no other exception from the RPII rules applies, each U.S. person who owns our shares, directly or through non-U.S. entities, on the last day of the taxable year will be generally required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately to U.S. holders at that date, regardless of whether that income was actually distributed.

The RPII rules provide that if a holder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. These rules should not apply to dispositions of our shares because Allied World Assurance Company Holdings, Ltd is not itself directly engaged in the insurance business and these rules appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot assure you, however, that the IRS will interpret these rules in this manner or that the proposed regulations addressing the RPII rules will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.

U.S. tax-exempt entities may recognize unrelated business taxable income (“UBTI”).

A U.S. tax-exempt entity holding our shares generally will not be subject to U.S. federal income tax with respect to dividends and gains on our shares, provided that such entity does not purchase our shares with borrowed funds. However, if a U.S. tax-exempt entity realizes income with respect to our shares under the CFC or RPII rules, as discussed above, such entity will be generally subject to U.S. federal income tax with respect to such income as UBTI. Accordingly, U.S. tax-exempt entities that are potential investors in our shares should consider the possible application of the CFC and RPII rules.

You may be subject to additional U.S. federal income taxation with respect to distributions on and gains on dispositions of our shares under the passive foreign investment company (“PFIC”) rules.

We believe that U.S. persons holding our shares should not be subject to additional U.S. federal income taxation with respect to distributions on and gains on dispositions of shares under the PFIC rules. We expect that our insurance subsidiaries will be predominantly engaged in, and derive their income from the active conduct of, an insurance business and will not hold reserves in excess of reasonable needs of their business, and therefore qualify for the insurance exception from the PFIC rules. However, the determination of the nature of such business and the reasonableness of such reserves is inherently factual. Furthermore, we cannot assure you, as to what positions the IRS or a court might take in the future regarding the application of the PFIC rules to us. Therefore, we cannot assure you that we will not be considered to be a PFIC. If we are considered to be a PFIC, U.S. persons holding our shares could be subject to additional U.S. federal income taxation on distributions on and gains on dispositions of shares. Accordingly, each U.S. person who is considering an investment in our shares should consult his or her tax advisor as to the effects of the PFIC rules.

Application of a published IRS Revenue Ruling with respect to our insurance or reinsurance arrangements can materially adversely affect us.

The IRS published Revenue Ruling 2005-40 (the “Ruling”) addressing the requirement of adequate risk distribution among insureds in order for a primary insurance arrangement to constitute insurance for U.S. federal income tax purposes. If the IRS successfully contends that our insurance or reinsurance arrangements, including such arrangements with affiliates of our principal shareholders, and with our U.S. subsidiaries, do not provide for adequate risk distribution under the principles set forth in the Ruling, we could be subject to material adverse U.S. federal income tax consequences.

Future U.S. legislative action or other changes in U.S. tax law might adversely affect us.

The tax treatment of non-U.S. insurance companies and their U.S. insurance subsidiaries has been the subject of discussion and legislative proposals in the U.S. Congress. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by our non-U.S. companies or our U.S. subsidiaries. If this happens, our financial condition and results of operations could be materially adversely affected.

We may be subject to U.K. tax, which may have a material adverse effect on our results of operations.

None of our companies are incorporated in the United Kingdom. Accordingly, none of our companies should be treated as being resident in the United Kingdom for corporation tax purposes unless the central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intend to manage our affairs so that none of our companies are resident in the United Kingdom for tax purposes.

The rules governing the taxation of foreign companies operating in the United Kingdom through a branch or agency were amended by the Finance Act 2003. The current rules apply to the accounting periods of non-U.K. resident companies which start on or after January 1, 2003. Accordingly, a non-U.K. resident company will only be subject to U.K. corporation tax if it carries on a trade in the United Kingdom through a permanent establishment in the United Kingdom. In that case, the company is, in broad terms, taxable on the profits and gains attributable to the permanent establishment in the United Kingdom. Broadly a company will have a permanent establishment if it has a fixed place of business in the United Kingdom through which the business of the company is wholly or partly carried on or if an agent acting on behalf of the company has and habitually exercises authority in the United Kingdom to do business on behalf of the company. Each of our companies, other than Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited (which have established branches in the United Kingdom), currently intend that we will operate in such a manner so that none of our companies, other than Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited, carry on a trade through a permanent establishment in the United Kingdom.

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

There are circumstances in which companies that are neither resident in the United Kingdom nor entitled to the protection afforded by a double tax treaty between the United Kingdom and the jurisdiction in which they are resident may be exposed to income tax in the United Kingdom (other than by deduction or withholding) on income arising in the United Kingdom (including the profits of a trade carried on there even if that trade is not carried on through a branch agency or permanent establishment), but each of our companies currently operates in such a manner that none of our companies will fall within the charge to income tax in the United Kingdom (other than by deduction or withholding) in this respect.

If any of our companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited, were to be treated as carrying on a trade in the United Kingdom through a branch agency or of having a permanent establishment in the United Kingdom, our results of operations and your investment could be materially adversely affected.

We may be subject to Irish tax, which may have a material adverse effect on our results of operations.

Companies resident in Ireland are generally subject to Irish corporation tax on their worldwide income and capital gains. None of our companies, other than our Irish companies and Allied World Assurance Holdings (Ireland) Ltd, which resides in Ireland, should be treated as being resident in Ireland unless the central management and control of any such company is exercised in Ireland. The concept of central management and control is indicative of the highest level of control of a company, and is wholly a question of fact. Each of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, currently intend to operate in such a manner so that the central management and control of each of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, is exercised outside of Ireland. Nevertheless, because central management and control is a question of fact to be determined based on a number of different factors, the Irish Revenue Commissioners might contend successfully that the central management and control of any of our companies, other than Allied World Assurance Holdings (Ireland) Ltd or our Irish

companies, is exercised in Ireland. Should this occur, such company will be subject to Irish corporation tax on their worldwide income and capital gains.

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

Based on administrative practice, taxable income derived from investments made by our Irish companies is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance businesses carried on by those companies. Our Irish companies intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance businesses carried on by our Irish companies. If, however, investment income earned by our Irish companies exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporations tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and our investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act, 1966 of Bermuda, has given Allied World Assurance Company Holdings, Ltd and each of its Bermuda subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to such entities or their operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease office space in Pembroke, Bermuda (which houses our corporate headquarters); Boston, Massachusetts; Chicago, Illinois; New York, New York; San Francisco, California; Dublin, Ireland; and London, England. Our reinsurance segment operates out of our Bermuda and New York offices and our property and casualty segments operate out of each of our office locations. Except for our office space in Bermuda, which has 14 years remaining on the lease term, our leases have remaining terms ranging from approximately two years to approximately ten years in length. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings.

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

None.

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

	High	Low

2007:
First quarter	$46.50	$40.87
Second quarter	$52.00	$42.10
Third quarter	$52.37	$42.75
Fourth quarter	$53.48	$43.44
2006:
Third quarter (commencing July 12, 2006)	$41.00	$34.10
Fourth quarter	$44.28	$39.20

On February 22, 2008, the last reported sale price for our common shares was $44.50 per share. At February 22, 2008, there were 103 holders of record of our common shares. At February 22, 2008, there were approximately 60,000 beneficial holders of our common shares.

During the year ended December 31, 2006, we declared one regular quarterly dividend of $0.15 per common share. During the year ended December 31, 2007, we declared a regular quarterly dividend of $0.15 per common share during for the first, second and third quarters, and a regular quarterly dividend of $0.18 per common share for the fourth quarter. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1 “Business — Regulatory Matters” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Restrictions and Specific Requirements” and Note 13 of the notes to consolidated financial statements included in this report.

The following table summarizes the purchases of our common shares for the quarter ended December 31, 2007:

Issuer Purchases of Equity Securities

Maximum
				Total Number of	Number of Shares
				Shares Purchased	that May Yet be
				as Part of Publicly	Purchased Under
	Total Number of		Average Price	Announced Plans	the Plan or
Period	Shares Purchased		Paid per Share	or Programs	Programs

10/1/2007- 10/31/2007	—		—	—	—
11/1/2007- 11/30/2007	—		—	—	—
12/1/2007- 12/31/2007	11,693,333	(1)	$48.19	—	—

Total	11,693,333		$48.19	—	—

(1)	In December 2007, our company entered into a stock purchase agreement with AIG, one of our company’s founding shareholders, pursuant to which our company purchased an AIG subsidiary holding 11,693,333 of our common shares. The acquisition of these common shares was a privately negotiated transaction and was not part of any publicly announced repurchase plan or program. The purchase price per share was based on and reflects a 0.5% discount from the volume-weighted average trading price of our company’s common shares during the ten consecutive trading-day period leading up to December 14, 2007. The stock purchase agreement we entered with AIG to acquire these shares and the transactions contemplated thereby were approved by our company’s board of directors and the purchase price was funded using existing capital.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the period beginning on July 11, 2006 and ending on December 31, 2007, assuming $100 was invested on July 11, 2006. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.	Selected Financial Data.

The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1.A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7 “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions, except per share amounts and ratios)

Summary Statement of Operations Data:
Gross premiums written	$1,505.5	$1,659.0	$1,560.3	$1,708.0	$1,573.7

Net premiums written	$1,153.1	$1,306.6	$1,222.0	$1,372.7	$1,346.5

Net premiums earned	$1,159.9	$1,252.0	$1,271.5	$1,325.5	$1,167.2
Net investment income	297.9	244.4	178.6	129.0	101.0
Net realized investment (losses) gains	(7.6)	(28.7)	(10.2)	10.8	13.4
Net losses and loss expenses	682.3	739.1	1,344.6	1,013.4	762.1
Acquisition costs	119.0	141.5	143.4	170.9	162.6
General and administrative expenses	141.6	106.1	94.3	86.3	66.5
Interest expense	37.8	32.6	15.6	—	—
Foreign exchange (gain) loss	(0.8)	0.6	2.2	(0.3)	(4.9)
Income tax expense (recovery)	1.1	5.0	(0.4)	(2.2)	6.9

Net income (loss)	$469.2	$442.8	$(159.8)	$197.2	$288.4

Per Share Data:
Earnings (loss) per share(1):
Basic	$7.84	$8.09	$(3.19)	$3.93	$5.75
Diluted	7.53	7.75	(3.19)	3.83	5.66
Weighted average number of common shares outstanding:
Basic	59,846,987	54,746,613	50,162,842	50,162,842	50,162,842
Diluted	62,331,165	57,115,172	50,162,842	51,425,389	50,969,715
Dividends paid per share	$0.63	$0.15	$9.93	—	—

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Ratios:
Loss and loss expense ratio(2)	58.8%	59.0%	105.7%	76.5%	65.3%
Acquisition cost ratio(3)	10.3	11.3	11.3	12.9	13.9
General and administrative expense ratio(4)	12.2	8.5	7.4	6.5	5.7
Expense ratio(5)	22.5	19.8	18.7	19.4	19.6
Combined ratio(6)	81.3	78.8	124.4	95.9	84.9

	As of December 31,
	2007	2006	2005	2004	2003
	($ in millions, except per share amounts)

Summary Balance Sheet Data:
Cash and cash equivalents	$202.6	$366.8	$172.4	$190.7	$66.1
Investments at fair market value	6,029.3	5,440.3	4,687.4	4,087.9	3,184.9
Reinsurance recoverable	682.8	689.1	716.3	259.2	93.8
Total assets	7,899.1	7,620.6	6,610.5	5,072.2	3,849.0
Reserve for losses and loss expenses	3,919.8	3,637.0	3,405.4	2,037.1	1,058.7
Unearned premiums	811.1	813.8	740.1	795.3	725.5
Total debt	498.7	498.6	500.0	—	—
Total shareholders’ equity	2,239.8	2,220.1	1,420.3	2,138.5	1,979.1
Book value per share(7):
Basic	$45.95	$36.82	$28.31	$42.63	$39.45
Diluted	42.53	35.26	28.20	41.58	38.83

(1)	Please refer to Note 10 of the notes to consolidated financial statements for the calculation of basic and diluted earnings per share.

(2)	Calculated by dividing net losses and loss expenses by net premiums earned.

(3)	Calculated by dividing acquisition costs by net premiums earned.

(4)	Calculated by dividing general and administrative expenses by net premiums earned.

(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.

(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.

(7)	Basic book value per share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is a non-GAAP financial measure and is defined as total shareholders’ equity available to common shareholders divided by the number of common shares and common share equivalents outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share. Certain warrants that were anti-dilutive were excluded from the calculation of the diluted book value per share as of December 31, 2005. The number of warrants that were anti-dilutive were 5,873,500 as of December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our insurance subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of December 31, 2007, we had $7.9 billion of total assets, $2.2 billion of shareholders’ equity and $2.7 billion of total capital, which includes shareholders’ equity and senior notes.

During the year ended December 31, 2007, we experienced rate declines and increased competition across all of our operating segments. Increased competition has principally resulted from increased capacity in the insurance and reinsurance marketplaces. We believe the trend of increased capacity and decreasing rates will continue into 2008. Given this trend, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written decreased by $153.5 million, or 9.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Our net income for the year ended December 31, 2007 increased by $26.4 million, or 6.0%, to $469.2 million compared to $442.8 million for the year ended December 31, 2006. Net income for the year ended December 31, 2007 included net investment income of $297.9 million compared to $244.4 million for the year ended December 31, 2006.

Recent Developments

In December 2007, we entered into a stock purchase agreement with AIG, one of our founding shareholders, pursuant to which we purchased an AIG subsidiary holding 11,693,333 common shares of our company. The shares were the subsidiary’s sole asset and equate to approximately 19.4% of our common shares outstanding prior to the acquisition. The purchase price per share was $48.19 for an aggregate price of $563.4 million and reflects a 0.5% discount from the volume-weighted average trading price of the our common shares during the ten consecutive trading-day period leading up to December 14, 2007.

In light of the recent turmoil caused by the subprime mortgage market, we have reviewed our mortgage-backed investment portfolio and as of December 31, 2007 our mortgage-backed securities with subprime mortgage exposure was limited to $2.8 million, or 0.05% of total fixed maturity investments. We are currently reviewing the impact of the subprime mortgage market on our insurance policies and reinsurance contracts, but believe that based on claims information received to date, our current carried IBNR is adequate to meet any potential subprime losses.

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

Expenses

Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses incurred are comprised of three main components:

•	losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;

•	outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	IBNR, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation. The portion recoverable from reinsurers is deducted from the gross estimated loss.

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

General and administrative expenses include personnel expenses including stock-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense, increased rent expense for our Bermuda corporate headquarters and additional amortization expense for building-related and infrastructure expenditures. We believe this trend will continue into 2008 as we continue to hire additional staff and build our infrastructure.

Ratios

Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written.

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

The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. The reserve for IBNR is calculated as the ultimate amount of losses and loss expenses less cumulative paid losses and loss expenses and case reserves. Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves.

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

Reserves for losses and loss expenses as of December 31, 2007, 2006 and 2005 were comprised of the following:

	As of December 31,
	2007	2006	2005
	($ in millions)

Case reserves	$963.4	$935.2	$921.2
IBNR	2,956.4	2,701.8	2,484.2

Reserve for losses and loss expenses	3,919.8	3,637.0	3,405.4
Reinsurance recoverables	(682.8)	(689.1)	(716.3)

Net reserve for losses and loss expenses	$3,237.0	$2,947.9	$2,689.1

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

Loss reserves on assumed reinsurance have unique features that make them more difficult to estimate. Reinsurers have to rely upon the cedents and reinsurance intermediaries to report losses in a timely fashion. Reinsurers must rely upon cedents to price the underlying business appropriately. Reinsurers have less predictable loss emergence patterns than direct insurers, particularly when writing excess of loss contracts. We establish loss reserves upon receipt of advice from a cedent that a reserve is merited. Our claims staff may establish additional loss reserves where, in their judgment, the amount reported by a cedent is potentially inadequate.

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

Reinsurance generally has a greater time lag than direct insurance in the reporting of claims. The time lag is caused by the claim first being reported to the cedent, then the intermediary (such as a broker) and finally the reinsurer. This lag can be up to six months or longer in certain cases. There is also a time lag because the insurer may not be required to report claims to the reinsurer until certain reporting criteria are met. In some instances this could be several years, while a claim is being litigated. We use reporting factors from the Reinsurance Association of America to adjust for time lags. We also use historical treaty-specific reporting factors when applicable. Loss and premium information are entered into our reinsurance system by our claims department and our accounting department on a timely basis.

We record the individual case reserves sent to us by the cedents through the reinsurance intermediaries. Individual claims are reviewed by our reinsurance claims department and adjusted as deemed appropriate. The loss data received from the intermediaries is checked for reasonableness and for known events. The loss listings are reviewed during routine claim audits.

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

Paid Loss Development Method.  We estimate ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a consistent rate. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. In some circumstances, paid losses for recent periods may be too varied for accurate predictions. For many coverages, claim payments are made very slowly and it may take years for claims to be fully reported and settled. These payments may be unreliable for determining future loss projections because of shifts in settlement patterns or because of large settlements in the early stages of development. Choosing an appropriate “tail factor” to determine the amount of payments from the latest development period to the ultimate development period may also require considerable judgment, especially for coverages that have long payment patterns. As we have limited payment history, we have had to supplement our loss development patterns with appropriate benchmarks.

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

Our expected loss ratios for property lines of business change from year to year. As our losses from property lines of business are reported relatively quickly, we select our expected loss ratios for the most recent years based upon our actual loss ratios for our older years adjusted for rate changes, inflation, cost of reinsurance and average storm activity. For the property lines, we initially used benchmarks for reported and paid loss emergence patterns. As we mature as a company, we have begun supplementing those benchmark patterns with our actual patterns as appropriate. For the casualty lines, we continue to use benchmark patterns, although we update the benchmark patterns as additional information is published regarding the benchmark data.

For our property lines of business, the primary assumption that changed during both 2007 as compared to 2006 and 2006 as compared to 2005 was paid and reported loss emergence patterns that were generally lower than we had previously estimated for each year. As a result of this change, we recognized net favorable reserve development in both 2007 and 2006. We believe recognition of the reserve changes prior to when they were recorded was not warranted since a pattern of reported losses had not emerged and the loss years were too immature to deviate from the expected loss ratio method.

The selection of the expected loss ratios for the casualty lines of business is our most significant assumption. Due to the lengthy reporting pattern of the casualty lines of business, reliance is placed on industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our casualty lines of business, the primary assumption that changed during 2007 as compared to 2006 was using only the Bornhuetter-Ferguson loss development method for certain lines of business and loss years as discussed above. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the projected loss ratio, we recognized net favorable prior year reserve development in the current year. The primary assumption that changed during 2006 as compared to 2005 was reducing the weight given to the expected loss ratio method and giving greater weight to the Bornhuetter-Ferguson loss development methods. As a result of this change, we recognized net favorable prior year reserve development in 2006. We believe that recognition of the reserve changes prior to when they were recorded was not warranted since a pattern of reported losses had not emerged and the loss years were too immature to deviate from the expected loss ratio method.

Our overall loss reserve estimates related to prior years did not change significantly as a percentage of total carried reserves during 2007 and 2006. On an opening carried reserve base of $2,947.9 million, after reinsurance recoverable, we had a net decrease of $123.1 million, or 4.2%, during 2007, and for 2006 we had a net decrease of $110.7 million, or 4.1%, on an opening carried reserve base of $2,689.1 million, after reinsurance recoverables.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long-tail nature and high attachment points. The maturing of our casualty segment loss reserves has caused us to reduce what we believe is a reasonably likely variance in the expected loss ratios for older loss years. As of December 31, 2007, we believe a reasonably likely variance in our expected loss ratio for the 2002 and 2003 loss years is six and eight percentage points, respectively. This is a reduction from ten percentage points as of December 31, 2006. We believe the reasonably likely variance in the expected loss ratio for all other loss years continues to be ten percentage points. As a result, we have lowered the reasonably likely variance of our aggregate expected loss ratio for our casualty insurance and casualty reinsurance lines of business from ten percentage points as of December 31, 2006 to nine percentage points as of December 31, 2007. If our final casualty insurance and reinsurance loss ratios vary by nine percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $417 million. The $417 million is greater than the reasonably likely variance as of December 31, 2006 due to a larger net earned premium base to which the change in the expected loss ratio was applied. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide. This would result in either an increase or decrease to net income and shareholders’ equity of approximately $417 million. As of December 31, 2007, this represented approximately 18.6% of shareholders’ equity. In terms of liquidity, our contractual obligations for reserve for losses and loss expenses would also decrease or increase by $417 million after reinsurance recoverable. If our obligations were to increase by $417 million, we believe we currently have sufficient cash and investments to meet those obligations. We believe showing the impact of an increase or decrease in the expected loss ratios is useful information despite the fact we have realized only net favorable prior year loss development each calendar year. We continue to use industry benchmarks to determine our expected loss ratios, and these industry benchmarks have implicit in them both favorable and unfavorable loss development, which we incorporate into our selection of the expected loss ratios.

Reinsurance Recoverable

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves. Historically, our reinsurance recoverables related primarily to our property segment, which being short-tail in nature, are not subject to the same variations as our casualty lines of business.

We remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements, and we therefore regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2007 and December 31, 2006, as we believe that all reinsurance balances will be recovered.

Premiums

Premiums are recognized as written on the inception date of a policy. For certain types of business written by us, notably reinsurance, premium income may not be known at the policy inception date. In the case of proportional treaties assumed by us, the underwriter makes an estimate of premium income at inception as the premium income is typically derived as a percentage of the underlying policies written by the cedents. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly, and any adjustments are recorded in the period in which they become known. As of December 31, 2007, our changes in premium estimates have been upward adjustments ranging from approximately 8% for the 2006 treaty year, to approximately 23% for the 2005 treaty year. Applying this range to our 2007 proportional treaties, it is reasonably likely that our gross premiums written in the reinsurance segment could increase by approximately $18 million to $48 million over the next three years. There would also be a corresponding increase in loss and loss expenses and acquisition costs due to the increase in gross premiums written. It is reasonably likely as our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums, and therefore could have changes in premium estimates lower than the range historically experienced. Total premiums estimated on proportional contracts for the years ended December 31, 2007, 2006 and 2005 represented approximately 16%, 17% and 17%, respectively, of total gross premiums written.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.

Other-than-Temporary Impairment of Investments

On a quarterly basis, we review the carrying value of our investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then we record a realized loss in the statement of operations in the period that it is determined, and the carrying cost basis of that investment is reduced.

During the years ended December 31, 2007 and 2006, we identified 419 and 47 fixed maturity securities, respectively, which were considered to be other-than-temporarily impaired. Consequently, the cost of these securities was written down to fair value and we recognized a realized loss of approximately $44.6 million and $23.9 million for the years ended December 31, 2007 and 2006, respectively.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)

Gross premiums written	$1,505.5	$1,659.0	$1,560.3

Net premiums written	$1,153.1	$1,306.6	$1,222.0

Net premiums earned	$1,159.9	$1,252.0	$1,271.5
Net investment income	297.9	244.4	178.6
Net realized investment losses	(7.6)	(28.7)	(10.2)

	$1,450.2	$1,467.7	$1,439.9

Net losses and loss expenses	$682.3	$739.1	$1,344.6
Acquisition costs	119.0	141.5	143.4
General and administrative expenses	141.6	106.1	94.3
Interest expense	37.8	32.6	15.6
Foreign exchange (gain) loss	(0.8)	0.6	2.2

	$979.9	$1,019.9	$1,600.1

Income (loss) before income taxes	$470.3	$447.8	$(160.2)
Income tax expense (recovery)	1.1	5.0	(0.4)

Net income (loss)	$469.2	$442.8	$(159.8)

	Year Ended December 31,
	2007	2006	2005
	($ in millions)

Ratios
Loss and loss expense ratio	58.8%	59.0%	105.7%
Acquisition cost ratio	10.3	11.3	11.3
General and administrative expense ratio	12.2	8.5	7.4
Expense ratio	22.5	19.8	18.7
Combined ratio	81.3	78.8	124.4

Comparison of Years Ended December 31, 2007 and 2006

Premiums

Gross premiums written decreased by $153.5 million, or 9.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in gross premiums written was primarily the result of the following:

•	The non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business in each of our operating segments.

•	A reduction in the amount of upward adjustments on estimated reinsurance premiums. Net upward adjustments on estimated reinsurance premiums were lower by approximately $69.0 million during the year ended December 31, 2007 compared to the year ended December 31, 2006. Net upward adjustments on estimated reinsurance premiums were $14.2 million for the year ended December 31, 2007 compared to $83.2 million for the year ended December 31, 2006. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums.

•	We reduced the amount of gross premiums written in our energy line of business by $44.7 million, or 31.7%, in response to deteriorating market conditions.

The table below illustrates our gross premiums written by geographic location for the years ended December 31, 2007 and 2006.

	Year Ended
	December,		Dollar	Percentage
	2007	2006	Change	Change
	($ in millions)

Bermuda	$1,065.9	$1,208.1	$(142.2)	(11.8)%
Europe	246.9	278.5	(31.6)	(11.3)
United States	192.7	172.4	20.3	11.8

	$1,505.5	$1,659.0	$(153.5)	(9.3)%

The decrease in gross premiums written by our Bermuda office was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for new and renewal business. Also impacting our Bermuda office was the reduction in upward adjustments on estimated reinsurance premiums, discussed above. The decline in gross premiums written for our European office was primarily due to the reduction in energy business, discussed above. Our U.S. offices recorded an increase in gross premiums written, despite the increased competition and rate decreases. This increase was a result of an increase in our underwriting staff and greater marketing efforts during 2007.

Net premiums written decreased by $153.5 million, or 11.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, a higher percentage decrease than that of gross premiums written due to increased reinsurance utilization. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 23.4% of gross premiums written for the year ended December 31, 2007 compared to 21.2% for the same period in 2006. The higher percentage of ceded premiums written was due to the following:

•	In our casualty segment, we increased the percentage of ceded premiums on our general casualty business and began to cede a portion of our healthcare business and professional liability business. We have increased the amount we ceded as we have been able to obtain adequate protection at cost-effective levels and in order to reduce the overall volatility of our insurance operations.

•	Partially offsetting the increased cessions in our casualty segment was lower cessions in our property segment. In our property segment, we renewed our property catastrophe reinsurance treaty effective May 1, 2007 for a lower premium rate than the previous treaty, and did not renew our energy treaty, which expired June 1, 2007. Partially offsetting these reductions in the property segment was an increase in the percentage of ceded premiums on our general property treaty and the purchase of property catastrophe reinsurance protection on our international general property business. We also amended the general property treaty to include certain energy classes during 2007.

Net premiums earned decreased by $92.1 million, or 7.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 as a result of lower net premiums written for each of our segments during 2007 compared to 2006. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the year ended December 31, 2007.

We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on a gross premiums written basis and net premiums earned basis.

	Gross		Net
	Premiums Written		Premiums Earned
	Year Ended December 31,
	2007	2006	2007	2006

Property	26.0%	28.0%	15.6%	15.2%
Casualty	38.4	37.5	41.0	42.7
Reinsurance	35.6	34.5	43.4	42.1

The percentage of casualty net premiums earned was lower during the year ended December 31, 2007 compared to the year ended December 31, 2006 due to the increase in the amount of reinsurance utilized during 2007 compared to 2006, discussed above. The percentage of property net premiums earned was considerably less than for gross premiums written because we cede a larger portion of our property business compared to our casualty and reinsurance business.

Net Investment Income and Realized Gains/Losses

Net investment income increased by $53.5 million, or 21.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily the result of increased interest rates on securities held and an approximate 12.3% increase in the market value of the average aggregate invested assets from December 31, 2006 to December 31, 2007. Our aggregate invested assets grew due to positive operating cash flows, proceeds received from our IPO and appreciation in the market value of the portfolio, partially offset by the proceeds used to acquire our common shares from AIG. Investment management fees of $5.8 million and $5.0 million were incurred during the year ended December 31, 2007 and 2006, respectively.

The annual book yield of the investment portfolio for the year ended December 31, 2007 and 2006 was 4.9% and 4.5%, respectively. The annual book yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis. The increase in yield was primarily the result of the reduction in our aggregate invested assets at the end of 2007 to finance our stock acquisition from AIG, while recognizing almost a full year of investment income on those invested assets. We continue to maintain a conservative investment posture. As of December 31, 2007, approximately 99% of our fixed income investments (which included individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa1 as rated by Moody’s, with an average duration of approximately 3.1 years as of December 31, 2007.

During the year ended December 31, 2007, we recognized $7.6 million in net realized losses on investments, which included a write-down of approximately $44.6 million related to declines in market value of securities on our available for sale portfolio that were considered to be other than temporary, as well as net realized gains from the sale of securities of $37.0 million. Included in the $44.6 million in write-downs were the following other than temporary impairment charges:

•	A write-down of $23.9 million related to our investment in the Goldman Sachs Global Alpha Hedge Fund, plc (“Global Alpha Fund”). We reviewed the carrying value of this investment in light of the significant changes in economic conditions that occurred during 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of this investment to decline. Prior to us selling our shares in the Global Alpha Fund, we could not reasonably estimate when recovery would occur, and as such recorded an other-than-temporary charge. We sold our shares in the Global Alpha Fund on December 31, 2007 for proceeds of $31.5 million, which resulted in an additional realized loss of $2.1 million.

•	A write-down of $3.5 million related to our investment in the Goldman Sachs Global Equity Opportunities Fund, plc. We have submitted a redemption notice to sell our shares in this fund and as a result have recognized an other-than-temporary impairment charge at December 31, 2007. We expect the sale of shares to occur on February 29, 2008.

•	A write-down of $2.2 million related to our investment in bonds issued by a mortgage lending institution. We performed an analysis of the issuer, including its liquidity, business prospects and overall financial position and concluded that an other-than-temporary charge should be recognized.

•	The remaining write-downs of $15.0 million were solely due to changes in interest rates.

Comparatively, during the year ended December 31, 2006, we recognized $28.7 million in net realized losses on investments, which included a write-down of approximately $23.9 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in market value of these securities were solely due to changes in interest rates.

The following table shows the components of net realized investment losses.

	Year Ended December 31,
	2007	2006
	($ in millions)

Net loss on investments	$(7.6)	$(29.1)
Net gain on interest rate swaps	—	0.4

Net realized investment losses	$(7.6)	$(28.7)

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $56.8 million, or 7.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The primary reasons for the reduction in these expenses were higher favorable loss reserve development related to prior years and lower earned premiums during the year ended December 31, 2007 compared to the year ended December 31, 2006. We were not subject to any material losses from catastrophes during the years ended December 31, 2007 and 2006.

We recognized net favorable reserve development related to prior years of approximately $123.1 million and $110.7 million during the years ended December 31, 2007 and 2006, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the year ended December 31, 2007:

•	Net favorable reserve development of $70.6 million for our casualty segment, which consisted of $153.7 million of favorable reserve development primarily related to low loss emergence in our professional liability line of business for the 2003 through 2006 loss years, low loss emergence in our healthcare line of business for the 2002 through 2006 loss years and low loss emergence in our general casualty business for the 2004 loss year. These favorable reserve developments were partially offset by $83.1 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and our professional liability line of business for the 2002 loss year.

•	We recognized net favorable reserve development of $35.1 million related to the 2005 windstorms and net favorable reserve development of $4.0 million related to the 2004 windstorms. We recognized the net favorable reserve development for the 2004 and 2005 windstorms due to less than anticipated reported loss activity over the past 12 months. As of December 31, 2007, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $420.9 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable reserve development of $10.1 million, excluding the 2004 and 2005 windstorms, for our property segment which consisted of $28.3 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $18.2 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.

•	Net favorable reserve development of $3.3 million, excluding the 2004 and 2005 windstorms, for our reinsurance segment related to low loss emergence in our property and accident and health reinsurance lines of business for the 2004 and 2005 loss years.

The following is a breakdown of the major factors contributing to the $110.7 million in net favorable reserve development recognized during the year ended December 31, 2006:

•	Net favorable reserve development of $63.4 million was recognized due to continued low loss emergence on 2002 through 2004 loss year business in our casualty segment.

•	Net favorable reserve development of $31.0 million was recognized in our property segment primarily due to favorable loss emergence on 2004 loss year general property and energy business, as well as 2005 loss year general property business.

•	Net favorable reserve development of $16.3 million was recognized in our reinsurance segment, relating to business written on our behalf by IPCRe Underwriting Services Limited (“IPCUSL”) as well as certain workers compensation business.

The loss and loss expense ratio for the year ended December 31, 2007 was 58.8% compared to 59.0% for the year ended December 31, 2006. Net favorable reserve development recognized in the year ended December 31, 2007 reduced the loss and loss expense ratio by 10.6 percentage points. Thus, the loss and loss expense ratio related to the current year’s business was 69.4%. Net favorable reserve development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 8.9 percentage points. Thus, the loss and loss expense ratio related to that year’s business was 67.9%. The increase in the current year loss and loss expense ratio during the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of higher loss activity in our property segment related to the European general property and energy business as well as lower premium rates on new and renewal business.

The following table shows the components of the decrease in net losses and loss expenses of $56.8 million for the year ended December 31, 2007 from the year ended December 31, 2006.

	Year Ended
	December 31,		Dollar
	2007	2006	Change
	($ in millions)

Net losses paid	$397.9	$482.7	$(84.8)
Net change in reported case reserves	38.0	(35.6)	73.6
Net change in IBNR	246.4	292.0	(45.6)

Net losses and loss expenses	$682.3	$739.1	$(56.8)

Net losses paid have decreased by $84.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This was primarily due to lower claim payments relating to the 2004 and 2005 windstorms partially offset by increased net paid losses in our casualty segment. During the year ended December 31, 2007, $98.5 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $242.8 million during the year ended December 31, 2006, including a $25.0 million general liability loss related to Hurricane Katrina. During the year ended December 31, 2007, we recovered $33.0 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina, Rita and Frances compared to $63.2 million for the year ended December 31, 2006. The increase in reported case reserves was primarily due to payments on the 2004 and 2005 windstorms during the year ended December 31, 2006, which reduced the established case reserves. The decrease in IBNR for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to net favorable reserve development on prior year reserves and the decrease in net premiums earned.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the year ended December 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2007	2006
	($ in millions)

Net reserves for losses and loss expenses, January 1	$2,947.9	$2,689.1
Incurred related to:
Current period non-catastrophe	805.4	849.8
Current period property catastrophe	—	—
Prior period non-catastrophe	(84.0)	(106.1)
Prior period property catastrophe	(39.1)	(4.6)

Total incurred	$682.3	$739.1
Paid related to:
Current period non-catastrophe	32.6	27.7
Current period property catastrophe	—	—
Prior period non-catastrophe	266.8	237.2
Prior period property catastrophe	98.5	217.8

Total paid	$397.9	$482.7
Foreign exchange revaluation	4.7	2.4

Net reserve for losses and loss expenses, December 31	3,237.0	2,947.9
Losses and loss expenses recoverable	682.8	689.1

Reserve for losses and loss expenses, December 31	$3,919.8	$3,637.0

Acquisition Costs

Acquisition costs decreased by $22.5 million, or 15.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Acquisition costs as a percentage of net premiums earned were 10.3% for the year ended December 31, 2007 compared to 11.3% for the same period in 2006. The decrease in this rate was primarily due to increased commissions received on ceded reinsurance in our casualty segment, as well as a reduction in the commissions paid to IPCUSL as our underwriting agency agreement with them was terminated in December 2006.

General and Administrative Expenses

General and administrative expenses increased by $35.5 million, or 33.5%, for the year ended December 31, 2007 compared to the same period in 2006. The following is a breakdown of the major factors contributing to this increase:

•	Salary and employee welfare costs increased approximately $23.3 million. This included an increase in stock-based compensation costs of $11.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The stock-based compensation costs for the year ended December 31, 2006 included a one-time expense of $2.8 million related to our IPO, of which $2.6 million related to our stock options and $0.2 million related to our RSUs. See Note 9 of the consolidated financial statements included elsewhere in this Form 10-K. We also increased our average staff count by approximately 11.6%.

•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $5.0 million due to our new offices in Bermuda and Boston, additional office space in New York and the rental of the Lloyd’s of London box.

•	Information technology costs increased by approximately $5.0 million due to the amortization of hardware and software, as well as consulting costs required as part of the development of our technological infrastructure.

•	Expenses of $1.5 million incurred in relation to the evaluation of potential business opportunities.

•	There was also a $2.0 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG during the year ended December 31, 2006. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006 and thereby reduced our general and administrative expenses for the year ended December 31, 2006.

Our general and administrative expense ratio was 12.2% for the year ended December 31, 2007 compared to 8.5% for the year ended December 31, 2006. The increase was primarily due to the factors discussed above, while net premiums earned declined.

Our expense ratio was 22.5% for the year ended December 31, 2007 compared to 19.8% for the year ended December 31, 2006. The increase resulted primarily from increased general and administrative expenses, partially offset by a decrease in our acquisition costs.

Interest Expense

Interest expense increased $5.2 million, or 16.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Interest expense incurred during the year ended December 31, 2007 represented the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.

Interest expense for the year ended December 31, 2006 included interest expense on the senior notes from July 21, 2006 to December 31, 2006 and interest expense related to our $500.0 million seven-year term loan secured in March 2005. This loan was repaid in full during 2006, using a portion of the proceeds from both our IPO, including the exercise in full by the underwriters of their over-allotment option, and the issuance of $500.0 million aggregate principal amount of senior notes in July 2006. Interest on the term loan was based on London Interbank Offered Rate (“LIBOR”) plus an applicable margin.

Net Income

Net income for the year ended December 31, 2007 was $469.2 million compared to net income of $442.8 million for the year ended December 31, 2006. The increase was primarily the result of favorable prior year loss reserve development, increased net investment income, as well as lower net realized losses, which more than offset the reduction in net premiums earned and increased general and administrative expenses. Net income for the year ended December 31, 2007 included a net foreign exchange gain of $0.8 million and an income tax expense of $1.1 million. Net income for the year ended December 31, 2006 included a net foreign exchange loss of $0.6 million and an income tax expense of $5.0 million. The decrease in our income tax expense for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to deferred tax benefits recognized by our U.S. subsidiaries.

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

In comparison, we were not exposed to any significant catastrophes during the year ended December 31, 2006. In addition, net favorable reserve development related to prior years of approximately $110.7 million was recognized during the period. The majority of this development related to our casualty segment, where approximately $63.4 million was recognized, mainly in relation to continued low loss emergence on 2002 through 2004 loss year business. A further $31.0 million was recognized in our property segment due primarily to favorable loss emergence on 2004 loss year general property and energy business as well as 2005 loss year general property business. Approximately $16.3 million was recognized in our reinsurance segment, relating to business written on our behalf by IPCUSL as well as certain workers compensation catastrophe business.

We have estimated our net losses from catastrophes based on actuarial analysis of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. Based on our estimate of losses related to Hurricane Katrina, we believe we have exhausted our $135 million of property catastrophe reinsurance protection with respect to this event, leaving us with more limited reinsurance coverage available pursuant to our two remaining property quota share treaties. Under the two remaining quota share treaties, we ceded 45% of our general property policies and 66% of our energy-related property policies. As of December 31, 2006, we had estimated gross losses related to Hurricane Katrina of $559 million. Losses ceded related to Hurricane Katrina were $135 million under the property catastrophe reinsurance protection and approximately $153 million under the property quota share treaties.

The loss and loss expense ratio for the year ended December 31, 2006 was 59.0% compared to 105.7% for the year ended December 31, 2005. Net favorable development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 8.9 percentage points. Thus, the loss and loss expense ratio related to the current year’s business was 67.9%. Comparatively, net favorable reserve development recognized in the year ended December 31, 2005 reduced the loss and loss expense ratio by 3.9 percentage points. Thus, the loss and loss expense ratio for that year’s business was 109.6%. Loss and loss expenses recognized in relation to property catastrophe losses resulting from Hurricanes Katrina, Rita and Wilma and Windstorm Erwin increased the loss and loss expense ratio for 2005 by 36.9 percentage points. We also recognized a $25.0 million general liability loss resulting from Hurricane Katrina. The 2005 loss and loss expense ratio was also impacted by:

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

AIG, previously one of our principal shareholders, was also a principal shareholder of IPC Holdings, Ltd., the parent company of IPCUSL, until August 2006. Pursuant to our agreement with IPCUSL, we paid an agency commission of 6.5% of gross premiums written by IPCUSL on our behalf plus original commissions to producers. On December 5, 2006, we mutually agreed with IPCUSL to an amendment to the underwriting agency agreement, pursuant to which the parties terminated the underwriting agency agreement effective as of November 30, 2006. Total acquisition costs incurred by us related to this agreement for the years ended December 31, 2006 and 2005 were $8.8 million and $13.1 million, respectively.

General and Administrative Expenses

General and administrative expenses increased by $11.8 million, or 12.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily the result of four factors: (1) increased compensation expenses; (2) increased costs of approximately $5.8 million associated with our Chicago and San Francisco offices, which opened in the fourth quarter of 2005; (3) additional expenses required of a public company, including increases in legal, audit and rating agency fees; and (4) accrual of a $2.1 million estimated liability in relation to the settlement of a pending investigation by the Attorney General of the State of Texas, which was settled in 2007 for that amount. Compensation expenses increased due to the addition of staff throughout 2006, as well as an approximate $7.7 million increased stock based compensation charge. This stock based compensation expense increase was primarily as a result of the adoption of a long-term incentive plan, as well as a $2.8 million one-time charge incurred to adjust the value of our outstanding options and RSUs due to modification of the plans in conjunction with our IPO from book value plans to fair value plans. We have also accrued additional compensation expense for our Bermuda-based U.S. citizen employees in light of recent changes in U.S. tax legislation. Offsetting these increases was a $2.0 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006. Excluding the early termination fee, fees incurred for the provision of certain administrative services by subsidiaries of AIG were approximately $3.4 million and $31.9 million for the years ended December 31, 2006 and 2005, respectively. Prior to 2006, fees for these services were based on gross premiums written. Starting in 2006, the fee basis was changed to a combination of cost-plus and flat fee arrangements for a more limited range of services, thus the decrease in fees expensed in 2006. The balance of the administrative services no longer provided by AIG was provided internally through additional company resources. Our general and administrative expense ratio was 8.5% for the year ended December 31, 2006 compared to 7.4% for the year ended December 31, 2005; the increase was primarily due to general and administrative expenses rising, while net premiums earned declined.

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

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

Property Segment.  Our property segment provides direct coverage of physical property and business interruption coverage for commercial property and energy-related risks. We write solely commercial coverages and focus on the insurance of primary risk layers. This means that we are typically part of the first group of insurers that cover a loss up to a specified limit.

Casualty Segment.  Our casualty segment provides direct coverage for general and product liability, professional liability and healthcare liability risks. We focus primarily on insurance of excess layers, where we insure the second and/or subsequent layers of a policy above the primary layer. Our direct casualty underwriters provide a variety of specialty insurance casualty products to large and complex organizations around the world.

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

Property Segment

The following table summarizes the underwriting results and associated ratios for the property segment for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)

Revenues
Gross premiums written	$391.0	$463.9	$412.9
Net premiums written	176.4	193.7	170.8
Net premiums earned	180.5	190.8	226.8
Expenses
Net losses and loss expenses	$105.7	$115.0	$410.3
Acquisition costs	(0.1)	(2.2)	5.7
General and administrative expenses	34.2	26.3	20.2
Underwriting income (loss)	40.7	51.7	(209.4)
Ratios
Loss and loss expense ratio	58.6%	60.3%	180.9%
Acquisition cost ratio	(0.1)	(1.2)	2.5
General and administrative expense ratio	18.9	13.8	8.9
Expense ratio	18.8	12.6	11.4
Combined ratio	77.4	72.9	192.3

Comparison of Years Ended December 31, 2007 and 2006

Premiums.  Gross premiums written decreased by $72.9 million, or 15.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in gross premiums written was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition, decreasing rates averaging 10% to 15% for renewal business, as well as decreasing rates for new business. Offsetting the decrease in gross premiums written in our Bermuda and European offices was an increase in gross premiums written by our U.S. offices of $9.6 million, or 19.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to an increase in our underwriting staff and greater marketing efforts in 2007. Gross premiums written for our energy line of business were lower as a result of our decision to reduce our exposures in response to unfavorable market conditions.

The table below illustrates our gross premiums written by line of business for the years ended December 31, 2007 and 2006.

	Year Ended
	December 31,		Dollar	Percentage
	2007	2006	Change	Change
	($ in millions)

General property	$293.5	$321.6	$(28.1)	(8.7)%
Energy	96.1	140.8	(44.7)	(31.7)
Other	1.4	1.5	(0.1)	(6.7)

	$391.0	$463.9	$(72.9)	(15.7)%

Net premiums written decreased by $17.3 million, or 8.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This was primarily the result of lower gross premiums written and increasing the percentage of premiums ceded on our general property treaty, partially offset by lower premiums ceded on our property catastrophe treaty and the non-renewal of our energy treaty, which expired on June 1, 2007. We renewed our property catastrophe reinsurance treaty effective May 1, 2007 and have increased our retention on the treaty because of the strengthening of our capital base and the increased reinsurance cessions on our general property reinsurance treaty. The increased retention as well as lower rates on the property catastrophe treaty resulted in approximately $23.0 million less annual premium being paid to our reinsurers than in the prior treaty year. We also purchased property catastrophe reinsurance protection for our international general property business and amended the general property treaty to include certain energy classes. Overall, we ceded 54.9% of gross premiums written for the year ended December 31, 2007 compared to 58.2% for the year ended December 31, 2006. Net premiums earned decreased by $10.3 million, or 5.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to lower net premiums written in 2007.

Net losses and loss expenses.  Net losses and loss expenses decreased by $9.3 million, or 8.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in net losses and loss expenses was primarily the result of higher net favorable reserve development on prior year reserves during the year ended December 31, 2007 than during the year ended December 31, 2006.

Overall, our property segment recognized net favorable reserve development of $45.4 million during the year ended December 31, 2007 compared to net favorable reserve development of $31.0 million for the year ended December 31, 2006. The $45.4 million of net favorable reserve development included the following:

•	Net favorable reserve development of $30.4 million was recognized related to the 2005 windstorms and net favorable reserve development of $4.9 million was recognized related to the 2004 windstorms. We recognized the net favorable reserve development for the 2004 and 2005 windstorms due to less than anticipated reported loss activity over the past 12 months.

•	Net favorable reserve development of $10.1 million, excluding the 2004 and 2005 windstorms, consisted of $28.3 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $18.2 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.

The $31.0 million in net favorable reserve development recognized during the year ended December 31, 2006 was attributable to several factors, including:

•	Favorable loss emergence on 2004 loss year general property and energy business;

•	Excluding the losses related to the 2005 windstorms, lighter than expected loss emergence on 2005 loss year general property business, offset partially by unfavorable reserve development on our energy business for that loss year;

•	Anticipated recoveries of approximately $3.4 million recognized under our property catastrophe reinsurance protection related to Hurricane Frances; and

•	Unfavorable loss reserve development of approximately $2.7 million relating to the 2005 windstorms due to updated claims information that increased our reserves for this segment.

The loss and loss expense ratio for the year ended December 31, 2007 was 58.6% compared to 60.3% for the year ended December 31, 2006. Net favorable reserve development recognized in the year ended December 31, 2007 reduced the loss and loss expense ratio by 25.1 percentage points. Thus, the loss and loss expense ratio related to the current year’s business was 83.7%. In comparison, net favorable reserve development recognized in the year ended December 31, 2006 decreased the loss and loss expense ratio by 16.2 percentage points. Thus, the loss and expense ratio related to that year’s business was 76.5%. The increase in the current year loss and loss expense ratio during the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of higher loss activity for our European general property and energy business as well as lower premium rates on new and renewal business.

Net paid losses for the year ended December 31, 2007 and 2006 were $173.7 million and $237.2 million, respectively. During the year ended December 31, 2007, $68.5 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $102.8 million during the year ended December 31, 2006. During the year ended December 31, 2007, we recovered $20.1 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina, Rita and Frances compared to $37.7 million for the year ended December 31, 2006.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2007	2006
	($ in millions)

Net reserves for losses and loss expenses, January 1	$423.9	$543.7
Incurred related to:
Current period non-catastrophe	151.1	146.0
Current period property catastrophe	—	—
Prior period non-catastrophe	(10.1)	(30.3)
Prior period property catastrophe	(35.3)	(0.7)

Total incurred	$105.7	$115.0
Paid related to:
Current period non-catastrophe	20.6	12.9
Current period property catastrophe	—	—
Prior period non-catastrophe	84.6	121.5
Prior period property catastrophe	68.5	102.8

Total paid	$173.7	$237.2
Foreign exchange revaluation	4.7	2.4

Net reserve for losses and loss expenses, December 31	360.6	423.9
Losses and loss expenses recoverable	400.1	468.4

Reserve for losses and loss expenses, December 31	$760.7	$892.3

Acquisition costs.  Acquisition costs increased by $2.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The negative acquisition cost for the years ended December 31, 2007 and 2006 represented ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio increased to negative 0.1% for the year ended December 31, 2007 from negative 1.2% for the same period in 2006 primarily as a result of lower ceding commissions earned on reinsurance we purchased due to changes in our reinsurance programs, as discussed above.

General and administrative expenses.  General and administrative expenses increased by $7.9 million, or 30.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in general and administrative expenses was attributable to increased salary and related costs, including stock-based compensation, increased building-related costs and higher costs associated with information technology. The increase in the general and administrative expense ratio from 13.8% for the year ended December 31, 2006 to 18.9% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.

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

Net losses and loss expenses.  Net losses and loss expenses decreased by 72.0% to $115.0 million for the year ended December 31, 2006 from $410.3 million for the year ended December 31, 2005. Net losses and loss expenses for the year ended December 31, 2005 were impacted by three significant factors, namely:

•	Loss and loss expenses of approximately $237.8 million accrued in relation to Hurricanes Katrina, Rita, and Wilma which occurred in August, September and October 2005, respectively;

•	Net unfavorable reserve development of approximately $49.0 million related to the windstorms of 2004; and

•	Net favorable reserve development related to prior years of approximately $71.8 million. This net favorable reserve development was primarily due to low loss emergence on our 2003 and 2004 loss year general property and energy business, exclusive of the 2004 windstorms.

In comparison, we were not exposed to any significant catastrophes during the year ended December 31, 2006. In addition, net favorable reserve development relating to prior years of approximately $31.0 million was recognized during this period. Major factors contributing to the net favorable reserve development included:

•	Favorable loss emergence on 2004 loss year general property and energy business;

•	Excluding the losses related to the 2005 windstorms, lighter than expected loss emergence on 2005 loss year general property business, offset partially by unfavorable reserve development on our energy business for that loss year;

•	Anticipated recoveries of approximately $3.4 million recognized under our property catastrophe reinsurance protection related to Hurricane Frances; and

•	Unfavorable reserve development of approximately $2.7 million relating to the 2005 windstorms due to updated claims information that increased our reserves for this segment.

The loss and loss expense ratio for the year ended December 31, 2006 was 60.3%, compared to 180.9% for the year ended December 31, 2005. Net favorable development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 16.2 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 76.5%. In comparison, the net favorable reserve development recognized in the year ended December 31, 2005 reduced the loss and loss expense ratio by 10.0 percentage points. Thus, the loss and loss expense ratio for that period’s business was 190.9%. Loss and loss expenses recognized in relation to Hurricanes Katrina, Rita and Wilma increased this loss and loss expense ratio by 104.9 percentage points. The loss ratio after the effect of catastrophes and prior year development was lower for 2006 versus 2005 due to rate decreases in 2005 combined with higher reported loss activity, while 2006 was impacted by significant market rate increases on catastrophe exposed North American general property business following the 2005 windstorms. However, the results for our energy line of business during 2006 were adversely affected by dramatic increases in commodity prices, which have led to higher loss costs.

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

Casualty Segment

The following table summarizes the underwriting results and associated ratios for the casualty segment for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)

Revenues
Gross premiums written	$578.4	$622.4	$633.0
Net premiums written	440.8	541.0	557.6
Net premiums earned	475.5	534.3	581.3
Expenses
Net losses and loss expenses	$275.8	$331.8	$431.0
Acquisition cost	17.3	30.4	33.5
General and administrative expenses	68.3	52.8	44.3
Underwriting income	114.1	119.3	72.5
Ratios
Loss and loss expense ratio	58.0%	62.1%	74.1%
Acquisition cost ratio	3.6	5.7	5.8
General and administrative expense ratio	14.4	9.9	7.6
Expense ratio	18.0	15.6	13.4
Combined ratio	76.0	77.7	87.5

Comparison of Years Ended December 31, 2007 and 2006

Premiums.  Gross premiums written decreased by $44.0 million, or 7.1%, for the year ended December 31, 2007 compared to the same period in 2006. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition, decreasing rates averaging 8% to 10% for renewal business, as well as decreasing rates for new business. Partially offsetting the decrease in gross premiums written in our Bermuda office was an increase in gross premiums written by our U.S. offices of $10.8 million, or 8.8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to an increase in our underwriting staff and greater marketing efforts in 2007. Our European offices had a slight decrease of less than 1% in gross premiums written for the year ended December 31, 2007 compared to the year ended December 31, 2006.

The table below illustrates our gross premiums written by line of business for the years ended December 31, 2007 and 2006.

	Year Ended
	December 31,		Dollar	Percentage
	2007	2006	Change	Change
		($ in millions)

Professional liability	$269.3	$280.6	$(11.3)	(4.0)%
General casualty	240.5	275.4	(34.9)	(12.7)
Healthcare	52.8	62.1	(9.3)	(15.0)
Other	15.8	4.3	11.5	267.4

	$578.4	$622.4	$(44.0)	(7.1)%

Net premiums written decreased by $100.2 million, or 18.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty business for the year ended December 31, 2007 compared to the same period in 2006. During 2007, we increased the percentage ceded on our general casualty business and also began to cede a portion of our healthcare business and professional liability business on a variable quota share basis. We ceded 23.8% of gross premiums written for the year ended December 31, 2007 compared to 13.1% for the year ended December 31, 2006. Net premiums earned decreased by $58.8 million, or 11.0%. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the year ended December 31, 2007.

Net losses and loss expenses.  Net losses and loss expenses decreased by $56.0 million, or 16.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to the reduction in net premiums earned and higher net favorable reserve development recognized during the year ended December 31, 2007 compared to the year ended December 31, 2006. Overall, our casualty segment recognized net favorable reserve development of $70.6 million during the year ended December 31, 2007 compared to net favorable reserve development of $63.4 million for the year ended December 31, 2006.

The net favorable reserve development of $70.6 million for the year ended December 31, 2007 included the following:

•	Favorable reserve development of $153.7 million related to low loss emergence primarily in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and general casualty line of business for the 2004 loss year.

•	Unfavorable reserve development of $83.1 million due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and in our professional liability line of business for the 2002 loss year.

The net favorable reserve development of $63.4 million for the year ended December 31, 2006 included favorable reserve development recognized primarily in light of low loss emergence on the business for the 2002 through 2004 loss years written in both Bermuda and Europe, which was offset partially by $5.2 million of unfavorable reserve development on certain claims relating to our U.S. casualty business.

The loss and loss expense ratio for the year ended December 31, 2007 was 58.0% compared to 62.1% for the year ended December 31, 2006. The net favorable reserve development recognized in the year ended December 31, 2007 decreased the loss and loss expense ratio by 14.8 percentage points. Thus, the loss and loss expense ratio related to the current year’s business was 72.8%. Comparatively, the net favorable reserve development recognized in the year ended December 31, 2006 decreased the loss and loss expense ratio by 11.9 percentage points. Thus, the loss and loss expense ratio related to that year’s business was 74.0% for the year ended December 31, 2006. The decrease in the loss and loss expense ratio for this year’s business of 72.8% compared to 74.0% for the prior year’s business was primarily due to lower loss activity, despite decreasing rates on new and renewal business.

Net paid losses for the year ended December 31, 2007 and 2006 were $88.8 million and $59.7 million, respectively. The increase in net paid losses was due to several large claims being paid during the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase also reflects the maturation of this longer-tailed casualty business.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2007	2006
	($ in millions)

Net reserves for losses and loss expenses, January 1	$1,691.2	$1,419.1
Incurred related to:
Current period non-catastrophe	346.4	395.2
Current period property catastrophe	—	—
Prior period non-catastrophe	(70.6)	(63.4)
Prior period property catastrophe	—	—

Total incurred	$275.8	$331.8
Paid related to:
Current period non-catastrophe	0.1	—
Current period property catastrophe	—	—
Prior period non-catastrophe	88.7	34.7
Prior period property catastrophe	—	25.0

Total paid	$88.8	$59.7
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, December 31	1,878.2	1,691.2
Losses and loss expenses recoverable	264.5	182.6

Reserve for losses and loss expenses, December 31	$2,142.7	$1,873.8

Acquisition costs.  Acquisition costs decreased by $13.1 million, or 43.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This decrease was primarily related to lower gross premiums written and an increase in ceding commission income with the increase in casualty reinsurance purchased. The decrease in the acquisition cost ratio from 5.7% for the year ended December 31, 2006 to 3.6% for the year ended December 31, 2007 was due to the increase in ceding commission income received.

General and administrative expenses.  General and administrative expenses increased by $15.5 million, or 29.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in general and administrative expenses was attributable to increased salary and related costs, including stock-based compensation, increased building-related costs and higher costs associated with information technology. The 4.5 percentage point increase in the general and administrative expense ratio from 9.9% for the year ended December 31, 2006 to 14.4% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.

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

Net losses and loss expenses.  Net losses and loss expenses decreased $99.2 million, or 23.0%, to $331.8 million for the year ended December 31, 2006 from $431.0 million for the year ended December 31, 2005. During the year ended December 31, 2006, approximately $63.4 million in net favorable reserve development relating to prior periods was recognized, primarily due to favorable loss emergence on the 2002, 2003 and 2004 loss years. This favorable reserve development, however, was partially offset by approximately $5.2 million of unfavorable reserve development on certain claims relating to our U.S. casualty business. Comparatively, during the year ended December 31, 2005, net favorable reserve development relating to prior years of approximately $22.7 million was recognized. The net favorable reserve development reduced the loss and loss expense ratio by 11.9 and 3.9 percentage points for the years ended December 31, 2006 and 2005, respectively. Thus, the loss and loss expense ratio related to the current year’s business was 74.0% for the year ended December 31, 2006 and 78.0% for the year ended December 31, 2005. A general liability loss related to Hurricane Katrina of $25.0 million increased the 2005 loss year loss and loss expense ratio by approximately 4.3 percentage points. Net paid losses for the years ended December 31, 2006 and 2005 were $59.7 million and $31.5 million, respectively. Net paid losses for the year ended December 31, 2006 included the payment of the $25.0 million Hurricane Katrina claim.

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

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)

Revenues
Gross premiums written	$536.1	$572.7	$514.4
Net premiums written	535.9	572.0	493.5
Net premiums earned	504.0	526.9	463.4
Expenses
Net losses and loss expenses	$300.9	$292.4	$503.3
Acquisition costs	101.8	113.3	104.2
General and administrative expenses	39.1	27.0	29.8
Underwriting income (loss)	62.2	94.2	(173.9)
Ratios
Loss and loss expense ratio	59.7%	55.5%	108.6%
Acquisition cost ratio	20.2	21.5	22.5
General and administrative expense ratio	7.8	5.1	6.4
Expense ratio	28.0	26.6	28.9
Combined ratio	87.7	82.1	137.5

Comparison of Years Ended December 31, 2007 and 2006

Premiums.  Gross premiums written decreased by $36.6 million, or 6.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in gross premiums written was primarily the result of the following:

•	A reduction in the amount of upward adjustments on estimated reinsurance premiums. Net upward adjustments on estimated reinsurance premiums were lower by approximately $69.0 million during the year ended December 31, 2007 compared to the year ended December 31, 2006. Net upward adjustments on estimated reinsurance premiums were $14.2 million for the year ended December 31, 2007 compared to $83.2 million for the year ended December 31, 2006. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums.

•	Non-renewal of business that did not meet our underwriting requirements (which included pricing and/or contract terms and conditions) and rate decreases from increased competition for new and renewal business.

•	Offsetting these reductions was new business written and an increase in our participation on other treaties where the pricing and contract terms and conditions remained attractive.

The table below illustrates our gross premiums written by line of business for the years ended December 31, 2007 and 2006.

	Year Ended
	December 31,		Dollar	Percentage
	2007	2006	Change	Change
	($ in millions)

Professional liability reinsurance	$210.9	$202.5	$8.4	4.1%
General casualty reinsurance	126.5	136.4	(9.9)	(7.3)
Property reinsurance	83.7	119.2	(35.5)	(29.8)
International reinsurance	73.9	79.2	(5.3)	(6.7)
Facultative reinsurance	33.0	30.6	2.4	7.8
Other	8.1	4.8	3.3	68.8

	$536.1	$572.7	$(36.6)	(6.4)%

Net premiums written decreased by $36.1 million, or 6.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, which was consistent with the decrease in gross premiums written. Net premiums earned decreased $22.9 million, or 4.3%, as a result of lower net premiums written, including the reduction in the amount of upward adjustments to premium estimates. Adjustments on estimated premiums also impacted net premiums earned as they relate to prior year treaties that have already been fully or partially earned. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.

Net losses and loss expenses.  Net losses and loss expenses increased by $8.5 million, or 2.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in net losses and loss expenses was primarily due to less net favorable reserve development on prior year reserves recognized during the year ended December 31, 2007 compared to the year ended December 31, 2006 and increased reserves for losses and loss expenses by $9.0 million related to the floods in the United Kingdom and Australia during June 2007. We recognized net favorable reserve development of approximately $7.1 million during the year ended December 31, 2007 compared to net favorable reserve development of $16.3 million for the year ended December 31, 2006.

The net favorable reserve development of $7.1 million for the year ended December 31, 2007 was comprised of the following:

•	Net favorable reserve development of $3.8 million related to the 2004 and 2005 windstorms. We recognized favorable reserve development of $4.7 million related to the 2005 windstorms and unfavorable reserve development of $0.9 million related to the 2004 windstorms.

•	Favorable reserve development of $3.3 million related to low loss emergence in our property and accident and health reinsurance lines of business for the 2004 and 2005 loss years.

Comparatively, during the year ended December 31, 2006, we recognized $16.3 million in net favorable reserve development, which was comprised of the following:

•	Recognition of approximately $12.4 million of favorable reserve development. The majority of this development related to the 2003 and 2005 loss year business written on our behalf by IPCUSL, as well as certain workers compensation catastrophe business written during the period from 2002 to 2005.

•	Net favorable reserve development related to the 2005 windstorms totaled approximately $2.8 million due to updated claims information that reduced our reserves for this segment.

•	Anticipated recoveries of approximately $1.1 million on our property catastrophe reinsurance protection related to Hurricane Frances.

The loss and loss expense ratio for the year ended December 31, 2007 was 59.7% compared to 55.5% for the year ended December 31, 2006. Net favorable reserve development recognized in the year ended December 31, 2007 reduced the loss and loss expense ratio by 1.4 percentage points. Thus, the loss and loss expense ratio related to the current year’s business was 61.1%. In comparison, net favorable reserve development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 3.1 percentage points. Thus, the loss and loss expense ratio related to that year’s business was 58.6%. The increase in the loss and loss expense ratio for the current year’s business was due to losses related to the floods in the United Kingdom and Australia, which increased the loss and loss expense ratio by 1.8 percentage points, and our writing more casualty reinsurance business, which typically carries a higher loss ratio than property reinsurance business.

Net paid losses were $135.5 million for the year ended December 31, 2007 compared to $185.9 million for the year ended December 31, 2006. The decrease reflects lower net losses paid in relation to the 2004 and 2005 windstorms from $115.0 million for the year ended December 31, 2006 to $30.1 million for the year ended December 31, 2007. This was partially offset by an increase in our non-catastrophe net paid losses, particularly in the casualty reinsurance lines where the net losses paid increased by approximately $27.4 million. The increase in net paid losses reflects the maturation of this longer-tailed casualty business.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2007	2006
	($ in millions)

Net reserves for losses and loss expenses, January 1	$832.8	$726.3
Incurred related to:
Current period non-catastrophe	308.0	308.7
Current period property catastrophe	—	—
Prior period non-catastrophe	(3.3)	(12.4)
Prior period property catastrophe	(3.8)	(3.9)

Total incurred	$300.9	$292.4
Paid related to:
Current period non-catastrophe	11.9	14.9
Current period property catastrophe	—	—
Prior period non-catastrophe	93.5	56.0
Prior period property catastrophe	30.1	115.0

Total paid	$135.5	$185.9
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, December 31	998.2	832.8
Losses and loss expenses recoverable	18.2	38.1

Reserve for losses and loss expenses, December 31	$1,016.4	$870.9

Acquisition costs.  Acquisition costs decreased by $11.5 million, or 10.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio of 20.2% for the year ended December 31, 2007 was lower than the 21.5% acquisition cost ratio for the year ended December 31, 2006 partially due to more contracts being written on an excess-of-loss basis and less on a proportional basis. Contracts written on a proportional basis typically carry higher acquisition costs than contracts written on an excess-of-loss basis. The acquisition cost ratio also decreased because we no longer pay a 6.5% override commission to IPCUSL as our underwriting agency agreement with them was terminated in December 2006.

General and administrative expenses.  General and administrative expenses increased by $12.1 million, or 44.8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was attributable to increased salary and related costs, including stock-based compensation costs, increased building-related costs and higher information technology costs. The 2.7 percentage point increase in the general and administrative expense ratio from 5.1% for the year ended December 31, 2006 to 7.8% for the same period in 2007 was primarily a result of the factors discussed above, while net premiums earned declined.

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

Net losses and loss expenses.  Net losses and loss expenses decreased from $503.3 million for the year ended December 31, 2005 to $292.4 million for the year ended December 31, 2006. Net losses and loss expenses for the year ended December 31, 2005 were impacted by four significant factors:

•	Losses and loss expenses of approximately $13.4 million as a result of Windstorm Erwin, which occurred in the first quarter of 2005;

•	Losses and loss expenses of approximately $218.2 million accrued in relation to Hurricanes Katrina, Rita and Wilma, which occurred in August, September and October 2005, respectively;

•	Net unfavorable reserve development of approximately $13.5 million related to the windstorms of 2004; and

•	Net favorable reserve development related to prior years of approximately $17.0 million, which was primarily due to low loss emergence on our 2003 and 2004 property reinsurance business, exclusive of the 2004 windstorms.

In comparison, we were not exposed to any significant catastrophes during the year ended December 31, 2006. However, 2006 losses and loss expenses were impacted by several factors:

•	Recognition of approximately $12.4 million of favorable reserve development. The majority of this development related to 2003 and 2005 loss year business written on our behalf by IPCUSL, as well as certain workers compensation catastrophe business written during the period from 2002 to 2005.

•	Net favorable reserve development related to the 2005 windstorms totaled approximately $2.8 million due to updated claims information that reduced our reserves for this segment; and

•	Anticipated recoveries of approximately $1.1 million on our property catastrophe reinsurance protection related to Hurricane Frances.

The loss and loss expense ratio for the year ended December 31, 2006 was 55.5%, compared to 108.6% for the year ended December 31, 2005. Net favorable reserve development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 3.1 percentage points. Thus, the loss and loss expense ratio related to the current year’s business was 58.6%. Comparatively, net favorable reserve development recognized in the year ended December 31, 2005 reduced the loss and loss expense ratio by 0.8 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 109.4%. Loss and loss expenses recognized in relation to Windstorm Erwin and Hurricanes Katrina, Rita and Wilma increased this loss and loss expense ratio by 50.0 percentage points. The lower ratio in 2006 was primarily a function of property catastrophe reinsurance costs, which were approximately $11.5 million greater in the year ended December 31, 2005 than for 2006. This was due primarily to charges incurred to reinstate our coverage after the 2005 windstorms. The higher charge in 2005 resulted in lower net premiums earned and, therefore, a higher loss and loss expense ratio. Partially offsetting this was an increase in the 2006 loss ratio due to a greater proportion of net premiums earned relating to casualty business, which carries a higher loss ratio.

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

Prior to January 1, 2006, fees paid to subsidiaries of AIG were allocated to the reinsurance segment based on the segment’s proportionate share of gross premiums written. The reinsurance segment constituted 32.9% of consolidated gross premiums written for the year ended December 31, 2005 and, therefore, was allocated a significant portion of the fees paid to AIG. As a result of the change in the cost structure related to our administrative functions, these expenses were relatively fixed in nature, and did not vary according to the level of gross premiums written. This has resulted in a decreased allocation of expenses to the reinsurance segment. Partially offsetting this reduction were increased salaries, as well as increased stock based compensation charges as a result of a newly adopted long-term incentive plan and modification of the plans in conjunction with our IPO from book value plans to fair value plans.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses as of December 31, 2007, 2006 and 2005 were comprised of the following:

	Property			Casualty			Reinsurance			Total
	December 31,			December 31,			December 31,			December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
	($ in millions)

Case reserves	$480.0	$562.2	$602.8	$270.7	$175.0	$77.6	$212.7	$198.0	$240.8	$963.4	$935.2	$921.2
IBNR	280.7	330.1	456.0	1,872.0	1,698.8	1,470.1	803.7	672.9	558.1	2,956.4	2,701.8	2,484.2

Reserve for losses and loss expenses	760.7	892.3	1,058.8	2,142.7	1,873.8	1,547.7	1,016.4	870.9	798.9	3,919.8	3,637.0	3,405.4
Reinsurance recoverables	(400.1)	(468.4)	(515.1)	(264.5)	(182.6)	(128.6)	(18.2)	(38.1)	(72.6)	(682.8)	(689.1)	(716.3)

Net reserve for losses and loss expenses	$360.6	$423.9	$543.7	$1,878.2	$1,691.2	$1,419.1	$998.2	$832.8	$726.3	$3,237.0	$2,947.9	$2,689.1

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2007:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

Property	$760.7	$602.2	$863.5
Casualty	2,142.7	1,581.3	2,524.5
Reinsurance	1,016.4	715.5	1,186.7

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

Property	$360.6	$282.6	$425.2
Casualty	1,878.2	1,383.5	2,218.8
Reinsurance	998.2	714.3	1,184.1

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required losses and loss expenses reserves.

Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have historically carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, 4% to 11% above the midpoint of the low and high estimates for the consolidated net loss and loss expenses. These long-tail lines of business include our entire casualty segment, as well as the general casualty, professional liability, facultative casualty and the international casualty components of our reinsurance segment. We believe that relying on the more conservative actuarial indications for these lines of business is prudent for a relatively new company. For a discussion of losses and loss expenses reserve estimate, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses” in this Form 10-K.

Ceded Reinsurance

For purposes of managing risk, we reinsure a portion of our exposures, paying reinsurers a part of premiums received on policies we write. Total premiums ceded pursuant to reinsurance contracts entered into by our company with a variety of reinsurers were $352.4 million, $352.4 million and $338.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Certain reinsurance contracts provide us with protection related to specified catastrophes insured by our property segment. We also cede premiums on a proportional basis to limit total exposures in the property, casualty and to a lesser extent reinsurance segments. The following table illustrates our gross premiums written and ceded for the years ended December 31, 2007, 2006 and 2005:

	Gross Premiums Written and
	Premiums Ceded
	Year Ended December 31,
	2007	2006	2005
	($ in millions)

Gross	$1,505.5	$1,659.0	$1,560.3
Ceded	(352.4)	(352.4)	(338.3)

Net	$1,153.1	$1,306.6	$1,222.0

Ceded as percentage of gross	23.4%	21.2%	21.7%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2007	2006	2005
	($ in millions)

Premiums written ceded	352.4	352.4	338.3
Premiums earned ceded	348.3	332.4	344.2
Losses and loss expenses ceded	189.8	244.8	602.1
Acquisition costs ceded	66.4	61.6	66.9

For the year ended December 31, 2007, we had a net cash outflow relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $94 million, net cash inflow of approximately $36 million for the year ended December 31, 2006, and net cash outflow of approximately $154 million for the year ended December 31, 2005. The net cash outflow in 2007 primarily resulted from not being subject to any material losses from catastrophes during the years ended December 31, 2007 and 2006. The net cash inflow in 2006 primarily resulted from the recovery of losses paid related to the 2004 and 2005 windstorms.

Overall, we have increased the use of reinsurance during 2007 as we have been able to obtain reinsurance protection at cost-effective levels with acceptable security and in order reduce the overall volatility of our insurance operations. We believe we have been successful in obtaining reinsurance protection, and our purchase of reinsurance has allowed us to form strong trading relationships with reinsurers. However, it is not certain that we will be able to obtain adequate protection at cost effective levels in the future. We therefore may not be able to successfully mitigate risk through reinsurance arrangements. Further, we are subject to credit risk with respect to our reinsurers because the ceding of risk to reinsurers does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance arrangements or the failure of existing reinsurance arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

The following is a summary of our ceded reinsurance program by segment:

•	Our property segment has purchased quota share reinsurance almost from inception. We have ceded from 35% to 55% (during 2007 we ceded 55%) of up to $10 million of each applicable general property policy limit, and we have ceded from 58.5% to 66% of up to $20 million of each applicable energy policy limit. During 2007, we did not renew our energy treaty, but amended our general property treaty to cede a portion of certain energy classes. We also purchase reinsurance to provide protection for specified catastrophes insured by our property segment. The limits for catastrophe protection have decreased from 2003 to 2007 as a result of the strengthening of our capital base and with the increased reinsurance cessions on our general property reinsurance treaty. We also purchased property catastrophe reinsurance protection on our international general property business effective September 1, 2007, which covers all territories except the U.S. and Canada. We have also purchased a limited amount of facultative reinsurance for general property and energy policies.

•	Our casualty segment has purchased variable quota share reinsurance for general casualty business since December 2002. Typically we ceded about 10% to 12% of policies with limits less than or equal to $25 million (or its currency equivalent). During 2007, we increased the cession of policies with limits less than or equal to $25 million (or its currency equivalent) to 25% for policies written by our Bermuda and European offices, and to 28% for policies written by our U.S. offices. For policies with limits greater than $25 million (or its currency equivalent), we ceded between 85% and 100% of up to $25 million of a variable quota share determined by the amount of the policy limit in excess of $25 million divided by the policy limit. During 2007, the cession percentage was 100%. Historically, we have purchased a limited amount of facultative reinsurance to lessen volatility in our professional liability book of business, but during 2007 we also purchased quota share reinsurance protection for policies written by our Bermuda and U.S. offices. We cede 10% of policies written by the Bermuda office and 40% of policies written by our U.S. offices with limits of $25 million. We also purchased variable quota share reinsurance protection for our healthcare line of business written by our Bermuda and U.S. offices. In 2007, we ceded 30% of policies with limits greater than $10 million up to $25 million written by our Bermuda office and 30% of policies with limits of $15 million by our U.S. offices.

•	We have purchased a limited amount of retrocession coverage for our reinsurance segment.

The following table illustrates our reinsurance recoverable as of December 31, 2007 and 2006:

	Reinsurance Recoverable
	As of December 31,
	2007	2006
	($ in millions)

Ceded case reserves	$289.2	$303.9
Ceded IBNR reserves	393.6	385.2

Reinsurance recoverable	$682.8	$689.1

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A−.” Approximately 97% of ceded case reserves as of December 31, 2007 were recoverable from reinsurers who had an A.M. Best rating of “A−” or higher.

Liquidity and Capital Resources

General

As of December 31, 2007 and 2006, our shareholders’ equity was $2.2 billion. Our shareholders’ equity as of December 31, 2007 included net income of $469.2 million for the year ended December 31, 2007, a net increase of $129.7 million in the unrealized market value of our investments, net of deferred taxes, the acquisition of our common stock from AIG, which reduced shareholders’ equity by $563.4 million, and dividends paid to holders of common shares of $38.1 million.

Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal, interest and dividend payments on its senior notes and common shares.

Restrictions and Specific Requirements

The jurisdictions in which our insurance subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The payment of dividends from Holdings’ Bermuda domiciled subsidiaries is, under certain circumstances, limited under Bermuda law, which requires these Bermuda subsidiaries of Holdings to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company (formerly known as Newmarket Underwriters Insurance Company) are subject to restrictions on statutory surplus pursuant to Delaware law and New Hampshire law, respectively. Both states require prior regulatory approval of any payment of extraordinary dividends. In addition, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are subject to significant regulatory restrictions limiting their ability to declare and pay any dividends without the consent of the Irish Financial Regulator. To the extent we have insurance subsidiaries that are the parent company for another insurance subsidiary, dividends and other distributions will be subject to multiple layers of regulations as funds are pushed up to Holdings. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on its cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares. As of December 31, 2007, 2006 and 2005, the total combined minimum capital and surplus required to be held by our subsidiaries and thereby restricting the distribution of dividends was approximately, $1,941.5 million, $1,869.3 million and $1,385.2 million, respectively, and, at these same dates, our subsidiaries held a total combined capital and surplus of approximately $2,601.7 million, $2,505.8 million and $1,850.0 million, respectively.

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

At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of December 31, 2007, total trust account deposits were $802.7 million compared to $697.1 million as of December 31, 2006. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.55 billion in letters of credit under two letter of credit facilities, one with Citibank Europe plc and one with a syndication of lenders described below. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of December 31, 2007 and 2006, there were outstanding letters of credit totaling $922.2 million and $832.3 million, respectively, under our credit facilities. Collateral committed to support the letter of credit facilities was $1,170.7 million as of December 31, 2007, compared to $993.9 million as of December 31, 2006.

In November 2007, we entered into a $800 million five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A− under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, we terminated the Letter of Credit Facility with Barclays Bank PLC and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. We were in compliance with all covenants under the Facility as of December 31, 2007.

On December 31, 2007, we filed a shelf-registration statement on Form S-3 (No. 333-148409) with the Securities and Exchange Commission in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. The proceeds from any issuance will be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

Security arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Both of our letter of credit facilities are fully collateralized by assets held in custodial accounts at The Bank of New York Mellon held for the benefit of the banks. Although the investment income derived from our assets while held in trust accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.

We participate in a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $144.6 million and $298.3 million in securities on loan as of December 31, 2007 and 2006, respectively, with collateral held against such loaned securities amounting to $147.2 million and $304.7 million, respectively.

We do not anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities or by our securities lending program will have a material impact on our ability to carry out our normal business activities, including interest and dividend payments on our senior notes and common shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities that may include the issuance of common shares, senior notes and other debt or equity issuances, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, purchase reinsurance, pay general and administrative expenses and taxes, and pay dividends and interest, with the remainder made available to our investment managers for investment in accordance with our investment policy.

Cash flows from operations for the year ended December 31, 2007 were $761.0 million compared to $791.6 million for the year ended December 31, 2006 and $732.8 million for the year ended December 31, 2005. The decrease in cash flows from operations for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to lower net premiums written offset by increased investment income received and lower net losses and loss expenses paid. Cash flows from operations for the year ended December 31, 2006 increased compared to the year ended December 31, 2005 despite the fact net loss payments made in the year ended December 31, 2006 increased to approximately $482.7 million from $430.1 million for the year ended December 31, 2005. The resulting reduction in cash flows from operations was largely offset by increased investment income received.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $166.7 million in net cash for investing activities during the year ended December 31, 2007 compared to $747.9 million for the year ended December 31, 2006 and $1,206.5 million for the year ended December 31, 2005. The decrease in cash flows used in investing activities for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to lower cash flows from operations to invest and the sale of investments to finance our acquisition of common shares from AIG. Net cash used in investing activities decreased during the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily as a result of a decrease in securities lending collateral. During the year ended December 31, 2006, we spent approximately $25.5 million on information technology development and furniture and fixtures for our new corporate headquarters in Bermuda.

We used $759.2 million in net cash for financing activities during the year ended December 31, 2007 compared to net cash provided by financing activities of $150.0 million for the year ended December 31, 2006 and $456.0 million for the year ended December 31, 2005. Included in cash flows used in financing activities for the year ended December 31, 2007 were dividends paid of $38.1 million compared to dividends paid of $9.0 million for the year ended December 31, 2006. During the year ended December 31, 2007, we also used $563.4 million to acquire common shares from AIG, one of our founding shareholders. During the year ended December 31, 2006, we completed our IPO, including the exercise in full by the underwriters of their over-allotment option, and a senior notes offering, which resulted in gross proceeds received of $344.1 million and $498.5 million, respectively. We also paid issuance costs of approximately $31.5 million in association with these offerings. We utilized $500.0 million of the net funds received to repay our term loan. Financing cash flows during the year ended December 31, 2005 consisted of proceeds from borrowing $500.0 million through a term loan. The proceeds were used to pay a one-time, special cash dividend of $499.8 million.

Over the next two years, we expect to pay approximately $75 million in claims related to Hurricanes Katrina, Rita and Wilma. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid high-grade fixed income securities. As of December 31, 2007 and 2006, including a high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities. As of December 31, 2007, net accumulated unrealized gains, net of income taxes, were $136.2 million compared to net accumulated unrealized gains, net of income taxes, of $6.5 million as of December 31, 2006. This change reflected both movements in interest rates and the recognition of approximately $44.6 million of realized losses on securities that were considered to be impaired on an other-than-temporary basis. The maturity distribution of our fixed income portfolio (at fair value) as of December 31, 2007 and December 31, 2006 was as follows:

	December 31,	December 31,
	2007	2006
	($ in millions)

Due in one year or less	$474.1	$146.6
Due after one year through five years	1,982.1	2,461.6
Due after five years through ten years	869.0	335.3
Due after ten years	99.5	172.0
Mortgage-backed	2,117.5	1,823.9
Asset-backed	164.9	238.4

Total	$5,707.1	$5,177.8

We have investments in various hedge funds, the market value of which was $241.5 million as of December 31, 2007. Each of the hedge funds has redemption notice requirements. For those hedge funds that are in the form of limited partnerships, liquidity is allowed after the term of the partnership and could be extended at the option of the general partner. As of December 31, 2007 we had two hedge funds that were in the form of limited partnerships, which allowed for liquidity in 2010 unless extended by the general partners. Our other hedge funds typically allow liquidity an average of three months after we give notice of redemption.

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

The following were our financial strength ratings as of February 22, 2008:

A.M. Best	A/stable
Moody’s	A2/stable*
Standard & Poor’s	A-/stable

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. insurance subsidiaries.

The following were our senior unsecured debt ratings as of February 22, 2008:

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

We were in compliance with all covenants as of December 31, 2007.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2007:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in millions)

Contractual Obligations
Senior notes (including interest)	$837.5	$37.5	$75.0	$75.0	$650.0
Operating lease obligations	114.5	9.6	20.3	18.8	65.8
Investment commitments outstanding	7.5	—	7.5	—	—
Gross reserve for losses and loss expenses	3,919.8	1,044.8	1,175.0	461.2	1,238.8

Total	$4,879.3	$1,091.9	$1,277.8	$555.0	$1,954.6

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2007 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.

The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 200 basis points would cause an aggregate decrease in the market value of our investment portfolio (excluding cash and cash equivalents) of approximately $348.7 million, or 5.8%, on our portfolio valued at approximately $6.0 billion as of December 31, 2007, as set forth in the following table:

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)

Total market value	$6,403.9	$6,221.2	$6,130.4	$6,029.3	$5,949.9	$5,860.3	$5,680.6
Market value change from base	374.6	191.9	101.1	0	(79.4)	(169.0)	(348.7)
Change in unrealized appreciation/(depreciation)	6.2%	3.2%	1.7%	0.0%	(1.3)%	(2.8)%	(5.8)%

As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of December 31, 2007, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk. As of December 31, 2007, $106.7 million, or 1.8%, of total fixed maturity investments were guaranteed by various financial guaranty insurance companies, some of which may be adversely impacted by their subprime exposures.

As of December 31, 2007, we held $2,117.5 million, or 33.9%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time. In addition, nearly all our investments in mortgage-backed securities were rated “Aaa” by Moody’s and “AAA” by Standard & Poor’s as of December 31, 2007. As of December 31, 2007, our mortgage-backed securities that have exposure to subprime mortgages was limited to $2.8 million, or 0.05%, of our fixed maturity investments.

As of December 31, 2007, we invested in various hedge funds with a cost of $215.2 million and a market value of which was $241.5 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

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

As of December 31, 2007, 2.2% of our aggregate invested assets were denominated in currencies other than the U.S. dollar compared to 1.6% as of December 31, 2006. For both the years ended December 31, 2007 and 2006, approximately 14% and 15%, respectively, of our business written was denominated in currencies other than the U.S. dollar. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days.

Our foreign exchange gains (losses) for the years ended December 31, 2007, 2006 and 2005 are set forth in the chart below.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)

Realized exchange gains (losses)	$1.6	$1.4	$(0.2)
Unrealized exchange losses	(0.8)	(2.0)	(2.0)

Foreign exchange gains (losses)	$0.8	$(0.6)	$(2.2)

Item 8.	Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-41 and S-1 through S-5 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, Ltd

We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, Ltd and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche

Hamilton, Bermuda
February 29, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on February 29, 2008.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

By:	/s/ SCOTT A. CARMILANI
Name:     Scott A. Carmilani

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT A. CARMILANI Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 29, 2008

/s/ JOAN H. DILLARD Joan H. Dillard	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ BART FRIEDMAN Bart Friedman	Deputy Chairman of the Board	February 29, 2008

/s/ JAMES F. DUFFY James F. Duffy	Director	February 29, 2008

/s/ SCOTT HUNTER Scott Hunter	Director	February 29, 2008

/s/ MICHAEL I.D. MORRISON Michael I.D. Morrison	Director	February 29, 2008

/s/ MARK R. PATTERSON Mark R. Patterson	Director	February 29, 2008

/s/ SAMUEL J. WEINHOFF Samuel J. Weinhoff	Director	February 29, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Memorandum of Association
3	.2(1)	Amended and Restated Bye-laws
4	.1(1)	Specimen Common Share Certificate
4	.2(1)	American International Group, Inc. Warrant, dated November 21, 2001
4	.3(1)	The Chubb Corporation Warrant, dated November 21, 2001
4	.4(1)	GS Capital Partners 2000, L.P. Warrant, dated November 21, 2001
4	.5(1)	GS Capital Partners 2000 Offshore, L.P. Warrant, dated November 21, 2001
4	.6(1)	GS Capital Partners 2000 Employee Fund, L.P. Warrant, dated November 21, 2001
4	.7(1)	GS Capital Partners 2000, GmbH & Co. Beteiligungs KG Warrant, dated November 21, 2001
4	.8(1)	Stone Street Fund 2000, L.P. Warrant, dated November 21, 2001
4	.9(1)	Bridge Street Special Opportunities Fund 2000, L.P. Warrant, dated November 21, 2001
4	.10(2)	Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee
4	.11(2)	First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee
4	.12(2)	Form of Note (Included as part of Exhibit 4.11)
4	.13(3)	Amendment to Warrants to Purchase Common Shares of Allied World Assurance Company Holdings, Ltd, dated as of August 1, 2006, by and among Allied World Assurance Company Holdings, Ltd and GS Capital Partners 2000, L.P.; GS Capital Partners 2000 Offshore, L.P.; GS Capital Partners 2000, GmbH & Co. Beteiligungs KG; GS Capital Partners 2000 Employee Fund, L.P.; Stone Street Fund 2000, L.P.; and Bridge Street Special Opportunities Fund 2000, L.P.
10	.1(1)	Shareholders Agreement, dated as of November 21, 2001
10	.2(1)	Amendment No. 1 to Shareholders Agreement, dated as of February 20, 2002
10	.3(1)	Amendment No. 2 to Shareholders Agreement, dated as of January 31, 2005
10	.4(1)	Amendment No. 3 to Shareholders Agreement, dated as of June 20, 2005
10	.5(1)	Form of Termination Consent among Allied World Assurance Company Holdings, Ltd and the shareholders named therein
10	.6(1)	Registration Rights Agreement by and among Allied World Assurance Company Holdings, Ltd and the shareholders named therein
10	.7(1)	Amended and Restated Administrative Services Agreement, dated as of January 1, 2006, among Allied World National Assurance Company (formerly Newmarket Underwriters Insurance Company), Allied World Assurance Company (U.S.) Inc. and Lexington Insurance Company
10	.8(1)	Schedule of Discretionary Investment Management Agreements between Allied World Assurance Company Holdings, Ltd entities and Goldman Sachs entities
10	.9(1)	Placement Agency Agreement, dated October 25, 2001, among Allied World Assurance Company Holdings, Ltd, American International Group, Inc., The Chubb Corporation, GS Capital Partners 2000, L.P. and Goldman, Sachs & Co.
10	.10(1)	Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd and IPCRe Underwriting Services Limited
10	.11(1)	Amended and Restated Amendment No. 1 to Underwriting Agency Agreement, dated as of April 19, 2004
10	.12(1)	Amendment No. 2 to Underwriting Agency Agreement, as amended, dated as of March 28, 2003
10	.13(1)	Amendment No. 3 to Underwriting Agency Agreement, as amended, dated as of October 31, 2003
10	.14(1)	Amendment No. 4 to Underwriting Agency Agreement, as amended, dated as of October 26, 2005
10	.15(4)	Amendment No. 5 to Underwriting Agency Agreement, as amended, dated as of December 1, 2006
10	.16(1)	Guarantee, dated May 22, 2006, of Allied World Assurance Company, Ltd in favor of American International Group, Inc.
10	.17(9)	Amended and Restated Software License Agreement, effective as of November 17, 2006, by and between Transatlantic Holdings, Inc. and Allied World Assurance Company, Ltd

Exhibit
Number		Description

10	.18(1)	Surplus Lines Program Administrator Agreement, effective June 11, 2002, between Allied World Assurance Company (U.S.) Inc. and Chubb Custom Market, Inc.
10	.19(1)	Surplus Lines Program Administrator Agreement, effective June 11, 2002, between Allied World National Assurance Company (formerly Newmarket Underwriters Insurance Company) and Chubb Custom Market, Inc.
10	.20(1)†	Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan
10	.21(1)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan
10	.22(1)†	Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan
10	.23(1)†	Form of Option Grant Notice and Option Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan
10	.24†	Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan
10	.25(1)†	Form of Participation Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan
10	.26(1)†	Letter Agreement, dated October 1, 2004, between Allied World Assurance Company Holdings, Ltd and Michael Morrison
10	.27(5)†	Form of Indemnification Agreement
10	.28(6)†	Form of Employment Agreement
10	.29(3)	Addendum to Schedule B, effective as of September 25, 2006, to the Master Services Agreement by and between Allied World Assurance Company, Ltd and AIG Technologies, Inc.
10	.30(7)	Lease, dated November 29, 2006, by and between American International Company Limited and Allied World Assurance Company, Ltd
10	.31(8)†	Allied World Assurance Company (U.S.) Inc. Supplemental Executive Retirement Plan
10	.32(10)	Letter Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and AIG Technologies, Inc., terminating the Master Services Agreement by and between the parties effective as of December 18, 2006
10	.33(11)	Insurance Letters of Credit-Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc
10	.34(11)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc
10	.35(11)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A
10	.36(12)	Retirement and Consulting Agreement, dated effective as of March 31, 2007, by and between Allied World Assurance Company Holdings, Ltd and G. William Davis, Jr.
10	.37(13)	Amended and Restated Contract of Employment by and between Allied World Assurance Company (Europe) Limited and John Redmond
10	.38(14)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Unsecured Senior Revolving Credit Facility
10	.39(14)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Senior Secured Letter of Credit Facility
10	.40(14)	Pledge and Security Agreement, dated as of November 27, 2007, by and between Allied World Assurance Company, Ltd, as pledgor, and Wachovia Bank, National Association, as administrative agent
10	.41(14)	Account Control Agreement, dated November 27, 2007, by and among Allied World Assurance Company, Ltd, as pledgor, Mellon Bank, N.A., as custodian, and Wachovia Bank, National Association, as administrative agent
10	.42(15)	Stock Purchase Agreement, dated as of December 14, 2007, by and between Allied World Assurance Company Holdings, Ltd and American International Group, Inc.

Exhibit
Number		Description

21.1		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche, an independent registered public accounting firm
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132507) of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 17, 2006, as amended, and declared effective by the SEC on July 11, 2006.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 1, 2006.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 14, 2006.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 7, 2006.

(5)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 7, 2006.

(6)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 6, 2006.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 1, 2006.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on January 5, 2007.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 21, 2007.

(10)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 2, 2007.

(11)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 6, 2007.

(12)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 23, 2007.

(13)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 9, 2007.

(14)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 3, 2007.

(15)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 17, 2007.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, Ltd

We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, Ltd and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, Ltd and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche

Hamilton, Bermuda
February 29, 2008

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED BALANCE SHEETS
as of December 31, 2007 and 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2007	2006

ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2007: $5,595,943; 2006: $5,188,379)	$5,707,143	$5,177,812
Other invested assets available for sale, at fair value (cost: 2007: $291,458; 2006: $245,657)	322,144	262,557

Total investments	6,029,287	5,440,369
Cash and cash equivalents	202,582	366,817
Restricted cash	67,886	138,223
Securities lending collateral	147,241	304,742
Insurance balances receivable	304,499	304,261
Prepaid reinsurance	163,836	159,719
Reinsurance recoverable	682,765	689,105
Accrued investment income	55,763	51,112
Deferred acquisition costs	108,295	100,326
Intangible assets	3,920	3,920
Balances receivable on sale of investments	84,998	16,545
Net deferred tax assets	4,881	5,094
Other assets	43,155	40,347

Total assets	$7,899,108	$7,620,580

LIABILITIES:
Reserve for losses and loss expenses	$3,919,772	$3,636,997
Unearned premiums	811,083	813,797
Unearned ceding commissions	28,831	23,914
Reinsurance balances payable	67,175	82,212
Securities lending payable	147,241	304,742
Balances due on purchase of investments	141,462	—
Senior notes	498,682	498,577
Accounts payable and accrued liabilities	45,020	40,257

Total liabilities	$5,659,266	$5,400,496

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2007: 48,741,927 shares and 2006: 60,287,696 shares	1,462	1,809
Additional paid-in capital	1,281,832	1,822,607
Retained earnings	820,334	389,204
Accumulated other comprehensive income:
net unrealized gains on investments, net of tax	136,214	6,464

Total shareholders’ equity	2,239,842	2,220,084

Total liabilities and shareholders’ equity	$7,899,108	$7,620,580

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of United States dollars, except share and per share amounts)

	2007	2006	2005

REVENUES:
Gross premiums written	$1,505,509	$1,659,025	$1,560,326
Premiums ceded	(352,399)	(352,429)	(338,375)

Net premiums written	1,153,110	1,306,596	1,221,951
Change in unearned premiums	6,832	(54,586)	49,560

Net premiums earned	1,159,942	1,252,010	1,271,511
Net investment income	297,932	244,360	178,560
Net realized investment losses	(7,617)	(28,678)	(10,223)

	1,450,257	1,467,692	1,439,848

EXPENSES:
Net losses and loss expenses	682,340	739,133	1,344,600
Acquisition costs	118,959	141,488	143,427
General and administrative expenses	141,641	106,075	94,270
Interest expense	37,848	32,566	15,615
Foreign exchange (gain) loss	(817)	601	2,156

	979,971	1,019,863	1,600,068

Income (loss) before income taxes	470,286	447,829	(160,220)
Income tax expense (recovery)	1,104	4,991	(444)

NET INCOME (LOSS)	469,182	442,838	(159,776)

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the year net of applicable deferred income tax (expense) recovery 2007: ($5,839); 2006: ($342); 2005: $838	122,133	3,294	(68,902)
Reclassification adjustment for net realized investment losses included in net income	7,617	28,678	10,223

Other comprehensive income (loss) net of tax	129,750	31,972	(58,679)

COMPREHENSIVE INCOME (LOSS)	$598,932	$474,810	$(218,455)

PER SHARE DATA
Basic earnings (loss) per share	$7.84	$8.09	$(3.19)
Diluted earnings (loss) per share	$7.53	$7.75	$(3.19)
Weighted average common shares outstanding	59,846,987	54,746,613	50,162,842
Weighted average common shares and common share equivalents outstanding	62,331,165	57,115,172	50,162,842

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of United States dollars)

			Accumulated	Retained
		Additional	Other	Earnings
	Share	Paid-in	Comprehensive	(Accumulated
	Capital	Capital	Income (Loss)	Deficit)	Total

December 31, 2004	$1,505	$1,488,860	$33,171	$614,985	$2,138,521
Net loss	—	—	—	(159,776)	(159,776)
Dividends	—	—	—	(499,800)	(499,800)
Other comprehensive loss	—	—	(58,679)	—	(58,679)

December 31, 2005	$1,505	$1,488,860	$(25,508)	$(44,591)	$1,420,266
Stock issuance in initial public offering	304	315,485	—	—	315,789
Net income	—	—	—	442,838	442,838
Stock compensation plans	—	18,262	—	—	18,262
Dividends	—	—	—	(9,043)	(9,043)
Other comprehensive income	—	—	31,972	—	31,972

December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084
Net income	—	—	—	469,182	469,182
Stock compensation plans	3	22,319	—	—	22,322
Stock acquired	(350)	(563,094)	—	—	(563,444)
Dividends	—	—	—	(38,052)	(38,052)
Other comprehensive income	—	—	129,750	—	129,750

December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of United States dollars)

	2007	2006	2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$469,182	$442,838	$(159,776)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Net realized (gains) losses on sales of investments	(37,001)	4,800	10,223
Impairment charges for other-than-temporary impairments on investments	44,618	23,878	—
Amortization of premiums net of accrual of discounts on fixed maturities	(2,960)	11,981	38,957
Amortization and depreciation of fixed assets	8,709	4,037	2,190
Stock compensation expense	22,491	10,805	3,079
Debt issuance expense	—	724	333
Amortization of discount and expenses on senior notes	427	168	—
Cash settlements on interest rate swaps	—	7,340	(2,107)
Mark to market on interest rate swaps	—	(6,896)	6,896
Insurance balances receivable	(238)	(86,217)	(8,835)
Prepaid reinsurance	(4,117)	(19,120)	4,427
Reinsurance recoverable	6,340	27,228	(457,162)
Accrued investment income	(4,651)	(2,129)	(9,550)
Deferred acquisition costs	(7,969)	(5,769)	8,428
Net deferred tax assets	(5,626)	(1,292)	1,901
Other assets	(2,941)	7,987	(2,956)
Reserve for losses and loss expenses	282,775	231,644	1,368,229
Unearned premiums	(2,714)	73,706	(55,247)
Unearned ceding commissions	4,917	(3,551)	(2,686)
Reinsurance balances payable	(15,037)	53,645	(25,899)
Accounts payable and accrued liabilities	4,763	15,757	12,327

Net cash provided by operating activities	760,968	791,564	732,772

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(4,282,638)	(5,663,168)	(3,891,935)
Purchases of other invested assets	(175,770)	(132,011)	(114,576)
Sales of fixed maturity investments	3,966,822	4,855,816	3,288,257
Sales of other invested assets	106,713	165,250	2,879
Changes in securities lending collateral received	157,501	152,050	(456,792)
Purchases of fixed assets	(9,666)	(29,418)	(2,661)
Change in restricted cash	70,337	(96,435)	(31,714)

Net cash used in investing activities	(166,701)	(747,916)	(1,206,542)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(38,052)	(9,043)	(499,800)
(Payment of) proceeds from the exercise of stock options	(168)	—	—
Stock acquired	(563,444)	—	—
Gross proceeds from initial public offering	—	344,080	—
Issuance costs paid on initial public offering	—	(28,291)	—
Proceeds from issuance of senior notes	—	498,535	—
(Repayment of) proceeds from long-term debt	—	(500,000)	500,000
Debt issuance costs paid	—	(3,250)	(1,021)
Changes in securities lending collateral	(157,501)	(152,050)	456,792

Net cash (used in) provided by financing activities	(759,165)	149,981	455,971

Effect of exchange rate changes on foreign currency cash	663	809	(560)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(164,235)	194,438	(18,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	366,817	172,379	190,738

CASH AND CASH EQUIVALENTS, END OF YEAR	$202,582	$366,817	$172,379

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$3,814	$707	$313
— Cash paid for interest expense	38,021	15,495	15,399
— Change in balance receivable on sale of investments	(68,453)	(12,912)	(3,633)
— Change in balance payable on purchase of investments	141,462	—	—

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

1.  GENERAL

Allied World Assurance Holdings, Ltd was incorporated in Bermuda on November 13, 2001. On June 9, 2006, Allied World Assurance Holdings, Ltd changed its name to Allied World Assurance Company Holdings, Ltd (“Holdings”). Holdings, through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States (“U.S.”), Ireland and the United Kingdom (“U.K.”).

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

Intercompany accounts and transactions have been eliminated on consolidation, and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the consolidated statements of cash flows and footnotes have been made to prior years’ amounts to conform to the current year’s presentation.

The significant accounting policies are as follows:

a)  Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of the policy. For certain types of business written by the Company, notably reinsurance, premium income may not be known at the policy inception date. In the case of proportional treaties assumed by the Company, the underwriter makes an estimate of premium income at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Premiums resulting from such adjustments are estimated and accrued based on available information. Certain insurance and reinsurance policies can require that the premium be adjusted at the expiry of the policy to reflect the actual experience by the Company.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.  SIGNIFICANT ACCOUNTING POLICIES — (continued)

a)  Premiums and Acquisition Costs — (continued)

Premiums are earned over the period of policy coverage in proportion to the risks to which they relate. Premiums relating to the unexpired periods of coverage are carried in the consolidated balance sheet as “unearned premiums”. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies.

Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are calculated in accordance with the contract terms, and earned in the same period as the loss event that gives rise to the reinstatement premium.

Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are incurred in the acquisition of new and renewal business and are expensed as the premiums to which they relate are earned. Acquisition costs relating to the reserve for unearned premiums are deferred and carried on the balance sheet as an asset, and are amortized over the period of coverage. Expected losses and loss expenses, other costs and anticipated investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses, which may exceed the related unearned premiums.

b)  Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves (“OSLR”, also known as “case reserves”) and reserves for losses incurred but not reported (“IBNR”). OSLR relate to known claims and represent management’s best estimate of the likely loss payment. Thus, there is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require substantial judgment since they relate to unreported events that, based on reported and industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to the Company.

The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. The Company’s actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves. The adequacy of the reserves is re-evaluated quarterly by the Company’s actuaries. At the completion of each quarterly review of the reserves, a reserve analysis is prepared and reviewed with the Company’s loss reserve committee. This committee determines management’s best estimate for loss and loss expense reserves based upon the reserve analysis.

While management believes that the reserves for OSLR and IBNR are sufficient to cover losses assumed by the Company there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company recognizes any changes in its loss reserve estimates and the related reinsurance recoverables in the consolidated statements of operations and comprehensive income in the periods in which they are determined.

c)  Reinsurance

In the ordinary course of business, the Company uses both treaty and facultative reinsurance to minimize its net loss exposure to any one catastrophic loss event or to an accumulation of losses from a number of smaller events. Reinsurance premiums ceded are expensed, and any commissions recorded thereon are earned over the period the reinsurance coverage is provided in proportion to the risks to which they relate. Prepaid reinsurance represents unearned premiums ceded to

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.  SIGNIFICANT ACCOUNTING POLICIES — (continued)

c)  Reinsurance — (continued)

reinsurance companies. Reinsurance recoverable includes the balances due from those reinsurance companies under the terms of the Company’s reinsurance agreements for, paid and unpaid losses and loss reserves. Amounts recoverable from reinsurers are estimated in a manner consistent with the estimated claim liability associated with the reinsured policy.

The Company determines the portion of the IBNR liability that will be recoverable under its reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and, accordingly, is subject to the same uncertainties as the estimate of IBNR.

The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements, and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2007 and 2006, as the Company believes that all reinsurance balances will be recovered.

d)  Investments

Fixed maturity investments are classified as available for sale and carried at fair value, based on quoted market prices, with the difference between amortized cost and fair value, net of the effect of taxes, included as a separate component of “accumulated other comprehensive income” on the consolidated balance sheets.

Other invested assets available for sale include the Company’s holdings in several hedge funds and a global high-yield bond fund, which are carried at fair value based on quoted market price or net asset values provided by their respective fund managers. The difference between cost and fair value is included as a separate component of “accumulated other comprehensive income” on the consolidated balance sheets.

Also included in other invested assets available for sale are the investments held by a hedge fund in which the Company is the sole investor. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), this hedge fund has been fully consolidated within the Company’s results. The hedge fund is a fund of hedge funds and as such, investments held by the fund are carried at fair value based on quoted market price or net asset values as provided by the respective hedge fund managers. The difference between cost and fair value is included as a separate component of “accumulated other comprehensive income” on the consolidated balance sheets.

Investments are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments using the effective yield method and is net of related expenses. Realized gains and losses on the disposition of investments, which are based upon specific identification of the cost of investments, are reflected in the consolidated statements of operations and comprehensive income. For mortgage-backed and asset-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis. Revised prepayment assumptions are applied to securities on a retrospective basis to the date of acquisition. The cumulative adjustments to amortized cost required due to these changes in effective yields and maturities are recognized in investment income in the same period as the revision of the assumptions.

On a quarterly basis, the Company reviews the carrying value of its investments to determine if a decline in value is considered other-than-temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.  SIGNIFICANT ACCOUNTING POLICIES — (continued)

d)  Investments — (continued)

the decline in value is determined to be other-than-temporary, then the Company records a realized loss in the statement of operations and comprehensive income in the period that it is determined and the carrying amount of that investment is reduced to its fair value.

e)  Translation of Foreign Currencies

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. Foreign currency revenues and expenses are translated at the average exchange rates prevailing during the period. Exchange gains and losses, including those arising from forward exchange contracts, are included in the consolidated statements of operations and comprehensive income. The Company’s functional currency and that of its operating subsidiaries is the U.S. dollar, since it is the single largest currency in which the Company transacts its business and holds its invested assets.

f)  Cash and Cash Equivalents

Cash and cash equivalents include amounts held in banks, time deposits, commercial paper and U.S. Treasury Bills with maturities of less than three months from the date of purchase.

g)  Income Taxes

Certain subsidiaries of the Company operate in jurisdictions where they are subject to income taxation. Current and deferred income taxes are charged or credited to operations, or accumulated other comprehensive income in certain cases, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes payable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns.

The Company will recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated statements of operations and comprehensive income. The Company has not recorded any interest or penalties during the years ended December 31, 2007, 2006 and 2005 and the Company has not accrued any payment of interest and penalties as of December 31, 2007 and 2006.

h)  Employee Stock Option Compensation Plan

The Company accounts for stock option compensation in accordance with the revised Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Share Based Payment” (“FAS 123(R)”). FAS 123(R) applies to Holdings’ employee stock option plan as the amount of Company shares received as compensation through the issuance of stock options is determined by reference to the value of the shares. Compensation expense for stock options granted to employees is recorded on a straight-line basis over the option vesting period and is based on the fair value of the stock options on the grant date. The fair value of each stock option on the grant date is determined by using the Black-Scholes option-pricing model. The Company has adopted FAS 123(R) using the prospective method for the fiscal year beginning January 1, 2006. The compensation expense recognized during the year ended December 31, 2005 was based on the book value of the Company. At that time, the book value of the Company approximated its fair value, and as such, the expense would have been consistent had the fair value recognition provisions of FAS 123(R) been applied.

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

2.  SIGNIFICANT ACCOUNTING POLICIES — (continued)

i)  Restricted Stock Units — (continued)

compensation in accordance with FAS 123(R). The compensation expense for the RSUs is based on the market value per share of Holdings on the grant date, and is recognized on a straight-line basis over the applicable vesting period. The compensation expense recognized during the year ended December 31, 2005 was based on the book value of the Company. At that time, the book value of the Company approximated its fair value, and as such, the expense would have been consistent had the fair value recognition provisions of FAS 123(R) been applied.

j)  Long-Term Incentive Plan Awards

The Company implemented the Amended and Restated Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance and vesting period. The Company accounts for the LTIP award compensation in accordance with FAS 123(R). The compensation expense for these awards is based on the market value per share of the Company on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period.

k)  Intangible Assets

Intangible assets consist of insurance licenses with indefinite lives held by subsidiaries domiciled in the United States of America. In accordance with FAS No. 142 “Goodwill and Other Intangible Assets”, the Company does not amortize the licenses but evaluates and compares the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. If, as a result of the evaluation, the Company determines that the value of the licenses is impaired, then the value of the assets will be written-down in the period in which the determination of the impairment is made. The Company’s subsequent valuations have not indicated any impairment of the value of these licenses.

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

The Company uses currency forward contracts to manage currency exposure. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts are not designated as hedges, and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities”, with the corresponding realized and unrealized gains and losses included in “foreign exchange (gain) loss” in the consolidated statements of operations and comprehensive income.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.  SIGNIFICANT ACCOUNTING POLICIES — (continued)

l)	Derivative Instruments — (continued)

The Company entered into interest rate swaps in order to reduce the impact of fluctuating interest rates on its seven-year credit agreement and related overall cost of borrowing. The interest rate swap agreements involved the periodic exchange of fixed interest payments against floating interest rate payments without the exchange of the notional principal amount upon which the payments are based. Based on the terms of the swaps and the loan facility, these interest rate swaps were not designated as hedges. The swaps were carried at fair value on the consolidated balance sheets included in “other assets” or “accounts payable and accrued liabilities”, with the corresponding changes in fair value included in “net realized investment losses” in the consolidated statements of operations and comprehensive income. Net payments made or received under the swap agreements are included in “net realized investment losses” in the consolidated statements of operations and comprehensive income. These interest rate swaps were no longer needed once the credit agreement was fully repaid in July 2006.

Since the derivatives held are not designated as hedges under FAS 133 and form a part of operations, all cash receipts or payments and any changes in the derivative asset or liability are recorded as cash flows from operations, rather than as a financing activity.

m)  Securities Lending

The Company has a securities lending program whereby the Company’s securities, which are included in “fixed maturity investments available for sale” on the consolidated balance sheets, are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The collateral may not decrease below 100% of the market value of the loaned securities before additional collateral is required.

In accordance with FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, since the Company maintains effective control of the securities it lends, a financial-components approach has been adopted in the accounting treatment of the program. The securities on loan remain included in “fixed maturity investments available for sale” on the consolidated balance sheets. The collateral received under the program is included in the assets on the consolidated balance sheets as “securities lending collateral”. The offset to this asset is a corresponding liability, which is classified as “securities lending payable” on the consolidated balance sheets, and represents the amount of collateral to be returned once securities are no longer on loan. Income earned under the program is included in “net investment income” in the consolidated statements of operations and comprehensive income.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.  SIGNIFICANT ACCOUNTING POLICIES — (continued)

o)	New Accounting Pronouncements — (continued)

FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The Company adopted FAS 157 as of January 1, 2008. As a result of the adoption of FAS 157, the Company considered it appropriate to apply a liquidity discount to hedge fund investments where hedge fund investments contain certain lock-up provisions that prevent immediate dissolution. The Company considers these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The aggregate liquidity discount that will be recorded in the three months ended March 31, 2008 will be approximately $370. The adoption of FAS 157 did not affect the fair value measurement of the fixed maturity securities as the prices for these securities are obtained from observable market inputs, without adjustments.

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

The Company adopted FAS 159 as of January 1, 2008, and has elected the fair value option for its hedge fund investments, which are classified as “other invested assets available for sale” in the consolidated balance sheets. These funds are comprised of liquid portfolios that have no fixed maturity with the objective of achieving current income and capital appreciation. The Company has elected the fair value option for its hedge fund investments as the Company believes that recognizing changes in the fair value of the hedge funds in the consolidated statements of operations and comprehensive income each period better reflects the results of our investment in the hedge funds rather than recognizing changes in fair value in “accumulated other comprehensive income” on the consolidated balance sheets.”

As of December 31, 2007, the Company’s hedge funds had a net unrealized gain of $26,262, which will be reclassified from “accumulated other comprehensive income” and recorded as a cumulative-effect adjustment in “retained earnings” on January 1, 2008 when FAS 159 will be adopted.

Also included in “other invested assets available for sale” in the consolidated balance sheets is the Company’s investment in a global high yield fund. This fund invests in high yield bonds in various sectors. The Company has not elected the fair value option for the global high yield fund. The Company considers this investment similar to the fixed maturity investments for which the fair value option has not been elected.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) replaces FAS 141 “Business Combinations” (“FAS 141”), but retains the fundamental requirements in FAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires acquisition-related costs to be recognized separately from the acquisition, requires assets acquired and liabilities assumed arising from contractual contingencies to be recognized at their acquisition-date fair values and requires

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.  SIGNIFICANT ACCOUNTING POLICIES — (continued)

o)	New Accounting Pronouncements — (continued)

goodwill to be recognized as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 141(R) and its potential impact on future financial statements.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that either does or does not result in deconsolidation. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The presentation and disclosure requirements of FAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the provisions of FAS 160 and its potential impact on future financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin 107 (“SAB 107”), in developing an estimate of the expected term of “plain vanilla” options in accordance with FAS 123(R). Under the simplified method the expected term is the sum of the vesting term and the original contractual term divided by two. SAB 110 permits entities to continue to use a simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. We will continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

3.	INVESTMENTS

a)  Fixed Maturity Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturity investments available for sale by category as of December 31, 2007 and 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. Government and Government agencies	$1,987,577	$65,653	$(6)	$2,053,224
Non-U.S. Government and Government agencies	100,440	18,694	(291)	118,843
Corporate	1,248,338	10,114	(5,835)	1,252,617
Mortgage backed	2,095,561	22,880	(902)	2,117,539
Asset backed	164,027	897	(4)	164,920

	$5,595,943	$118,238	$(7,038)	$5,707,143

December 31, 2006
U.S. Government and Government agencies	$1,704,911	$4,747	$(9,606)	$1,700,052
Non-U.S. Government and Government agencies	93,741	4,209	(630)	97,320
Corporate	1,322,893	2,884	(7,641)	1,318,136
Mortgage backed	1,828,526	5,745	(10,364)	1,823,907
Asset backed	238,308	545	(456)	238,397

	$5,188,379	$18,130	$(28,697)	$5,177,812

b)  Contractual Maturity Dates

The contractual maturity dates of fixed maturity investments available for sale as of December 31, 2007 are as follows:

	Amortized Cost	Fair Value

December 31, 2007
Due within one year	$468,555	$474,083
Due after one year through five years	1,931,123	1,982,146
Due after five years through ten years	840,665	868,972
Due after ten years	96,012	99,483
Mortgage backed	2,095,561	2,117,539
Asset backed	164,027	164,920

	$5,595,943	$5,707,143

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

3.	INVESTMENTS — (continued)

c)  Other Invested Assets

The cost and fair value of other invested assets available for sale as of December 31, 2007 and 2006 are as follows:

	2007		2006
		Fair		Fair
	Cost	Value	Cost	Value

Global high yield fund	$75,125	$79,549	$27,707	$33,031
Hedge funds	215,173	241,435	217,950	229,526
Other invested assets	1,160	1,160	—	—

	$291,458	$322,144	$245,657	$262,557

As of December 31, 2007 and 2006, the other invested assets available for sale had gross unrealized gains of $31,674 and $16,900 and gross unrealized losses of $988 and nil, respectively.

d)  Net Investment Income

	2007	2006	2005

Fixed maturities and other investments	$283,888	$221,847	$157,209
Other invested assets	1,230	11,307	18,995
Cash and cash equivalents	18,644	16,169	6,726
Expenses	(5,830)	(4,963)	(4,370)

Net investment income	$297,932	$244,360	$178,560

e)  Components of Realized Gains and Losses

The proceeds from sales of available for sale securities for the years ended December 31, 2007, 2006 and 2005 were $4,073,535, $5,021,066 and $3,291,136, respectively. Components of realized gains and losses for the years ended December 31, 2007, 2006 and 2005 are summarized in the following table:

	2007	2006	2005

Gross realized gains	$39,049	$31,030	$8,458
Gross realized losses	(46,666)	(60,152)	(23,470)
Realized gains on interest rate swaps	—	7,340	(2,107)
Unrealized loss on interest rate swaps	—	(6,896)	6,896

Net realized investment losses	$(7,617)	$(28,678)	$(10,223)

f)  Pledged Assets

As of December 31, 2007 and 2006, $99,438 and $82,443, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $703,299 and $614,648 as of December 31, 2007 and 2006, respectively, and are included in fixed maturity investments.

The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is $1,150,000 and $900,000 as of December 31, 2007

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

3.	INVESTMENTS — (continued)

f)	Pledged Assets — (continued)

and 2006, respectively. At December 31, 2007 and 2006 letters of credit amounting to $922,206 and $832,263, respectively, were issued and outstanding under these facilities, and were collateralized with investments with a fair value totaling $1,170,731 and $993,930, respectively.

The fair market value of the combined total cash and cash equivalents and investments held under trust were $1,973,468 and $1,691,021 as of December 31, 2007 and 2006, respectively.

g)  Change in Unrealized Gains and Losses

	2007	2006	2005

Net change in unrealized gains and losses, net of taxes	$129,750	$31,972	$(58,679)

h)  Analysis of Unrealized Losses

The Company’s primary investment objective is the preservation of capital. Although the Company has been successful in meeting this objective, normal economic shifts in interest and credit spreads affecting valuation can temporarily place some investments in an unrealized loss position.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:

	2007		2006
	Gross	Unrealized	Gross	Unrealized
	Fair Value	Losses	Fair Value	Losses

Less than 12 months
U.S. Government and Government agencies	$—	$—	$381,989	$(2,961)
Non-U.S. Government and Government agencies	—	—	51,330	(620)
Corporate	359,880	(5,734)	545,902	(3,115)
Mortgage backed	172,673	(835)	856,533	(6,243)
Asset backed	11,536	(4)	—	—
Hedge funds	51,512	(988)	—	—

	$595,601	$(7,561)	$1,835,754	$(12,939)

More than 12 months
U.S. Government and Government agencies	$71,404	$(6)	$338,072	$(6,645)
Non-U.S. Government and Government agencies	33,227	(291)	515	(9)
Corporate	22,544	(101)	316,526	(4,527)
Mortgage backed	13,805	(67)	389,761	(4,121)
Asset backed	—	—	107,049	(456)

	$140,980	$(465)	$1,151,923	$(15,758)

	$736,581	$(8,026)	$2,987,677	$(28,697)

As of December 31, 2007 and 2006, there were approximately 63 and 301 securities, respectively, in an unrealized loss position. The unrealized losses from the securities held in the Company’s investment portfolio were primarily the result of rising interest rates. As a result of the Company’s continued review of the securities in its investment portfolio

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

3.	INVESTMENTS — (continued)

h)	Analysis of Unrealized Losses — (continued)

throughout the year, 419 securities were considered to be other-than-temporarily impaired for the year ended December 31, 2007. Consequently, the Company recorded other-than-temporary impairment charges, within “net realized investment losses” on the consolidated statement of operations and comprehensive income, of $44,618 for the year ended December 31, 2007. Included in the other-than-temporary impairment charge was a charge of $23,915 for the Company’s investment in the Goldman Sachs Global Alpha Fund, plc (the “Global Alpha Fund”). The Company reviewed the carrying value of this investment in light of the significant changes in economic conditions that occurred during 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of this investment to decline. Prior to selling the shares in the fund, the Company could not reasonably estimate when recovery would occur, and as such, recorded an other-than-temporary charge. The shares of the Global Alpha Fund were sold on December 31, 2007 for proceeds of $31,483, which resulted in a realized loss of $2,099. The Company had a write-down of $3,485 related to the Goldman Sachs Global Equity Opportunities Fund, plc (the “Global Equity Opportunities Fund”). The Company has submitted a redemption notice to sell its shares in this fund and as a result has recognized an other-than-temporary impairment charge. The Company expects the sale to occur on February 29, 2008. There was also a write-down of $2,171 related to fixed maturity investments held by the Company issued by a mortgage lending institution. The Company performed an analysis of the issuer, including its liquidity, business prospects and overall financial position and concluded that an other-than-temporary charge should be recognized. The remaining write-downs of $15,047 were solely due to changes in interest rates.

For the year ended December 31, 2006, 47 securities were considered other-than-temporarily impaired, and therefore, recorded other-than-temporary charges, within “net realized investment losses” on the statement of operations and comprehensive income, of $23,878.

i)	Securities Lending

The Company participates in a securities lending program whereby the Company’s securities, which are included in “fixed maturity investments available for sale” in the consolidated balance sheets, are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities, and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is initially required at a minimum rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The collateral may not decrease below 100% of the market value of the loaned securities before additional collateral is required. The Company had $144,576 and $298,321 on loan at December 31, 2007 and 2006, respectively, with collateral held against such loaned securities amounting to $147,241 and $304,742, respectively.

4.	RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	2007	2006

OSLR	$963,438	$935,214
IBNR	2,956,334	2,701,783

Reserve for losses and loss expenses	$3,919,772	$3,636,997

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2007, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoveries.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	RESERVE FOR LOSSES AND LOSS EXPENSES — (continued)

	2007	2006	2005

Gross liability at beginning of year	$3,636,997	$3,405,353	$2,037,124
Reinsurance recoverable at beginning of year	(689,105)	(716,333)	(259,171)

Net liability at beginning of year	2,947,892	2,689,020	1,777,953

Net losses incurred related to:
Current year	805,417	849,850	1,393,685
Prior years	(123,077)	(110,717)	(49,085)

Total incurred	682,340	739,133	1,344,600

Net paid losses related to:
Current year	32,599	27,748	125,018
Prior years	365,251	455,079	305,082

Total paid	397,850	482,827	430,100

Foreign exchange revaluation	4,625	2,566	(3,433)
Net liability at end of year	3,237,007	2,947,892	2,689,020
Reinsurance recoverable at end of year	682,765	689,105	716,333

Gross liability at end of year	$3,919,772	$3,636,997	$3,405,353

For the year ended December 31, 2007, the favorable reserve development in net losses incurred related to prior years was primarily due to actual loss emergence being lower than the initial expected loss emergence. The net favorable reserve development in the Company’s casualty segment consisted of favorable reserve development in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and for the Company’s general casualty line of business for the 2004 loss year, and unfavorable reserve development for the Company’s general casualty line of business for the 2003 and 2005 loss years and the Company’s professional liability line of business for the 2002 loss year. The unfavorable reserve development was due to higher than anticipated loss emergence for those loss years. The net favorable reserve development in the Company’s property and reinsurance segments was primarily due to net favorable reserve development for the 2004 and 2005 windstorms, which was due to lower than anticipated reported loss activity over the past 12 months. There was also net favorable reserve development for the 2006 loss year in the Company’s property segment, which included favorable reserve development in the Company’s general property line of business and unfavorable reserve development in the Company’s energy line of business.

For the year ended December 31, 2006, the favorable reserve development in net losses incurred related to prior years was primarily due to actual loss emergence in the non-casualty lines of business and the casualty claims-made lines of business being lower than the initial expected loss emergence. The majority of this development related to the casualty segment mainly in relation to continued low loss emergence on 2002 through 2004 loss year business. A lesser portion of the development was recognized in the property segment due primarily to favorable loss emergence on 2004 loss year general property and energy business as well as 2005 loss year general property business. The reinsurance segment added to the favorable development relating to catastrophe and certain workers compensation catastrophe business.

For the year ended December 31, 2005, the favorable reserve development in net losses incurred related to prior years was due to net favorable reserve development due to actual loss emergence in the non-casualty lines of business and the casualty claims-made lines of business being lower than the initial expected loss emergence, partially offset by unfavorable reserve development related to the 2004 windstorms.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	RESERVE FOR LOSSES AND LOSS EXPENSES — (continued)

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

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2007 its reinsurers are able to meet, and will meet, all of their obligations under the agreements. The amount of reinsurance recoverable is as follows:

	2007	2006

OSLR recoverable	$289,212	$303,945
IBNR recoverable	393,553	385,160

Reinsurance recoverable	$682,765	$689,105

The Company purchases both facultative and treaty reinsurance. For facultative reinsurance, the amount of reinsurance recoverable on paid losses as of December 31, 2007 and 2006 was $9,043 and $3,726, respectively. For treaty reinsurance, the right of offset between losses and premiums generally exists within the treaties. As a result, the net balance of reinsurance recoverable from or payable to the reinsurer has been included in “insurance balances receivable” or “reinsurance balances payable”, respectively, on the consolidated balance sheets. The amounts representing the reinsurance recoverable on paid losses included in these balances as of December 31, 2007 and 2006 were $30,258 and $43,966, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

5.	CEDED REINSURANCE — (continued)

Direct, assumed and ceded net premiums written and earned, and losses and loss expenses incurred for the years ended December 31, 2007, 2006 and 2005 are as follows:

			Losses and
	Premiums	Premiums	Loss
	Written	Earned	Expenses

December 31, 2007
Direct	$969,450	$1,003,924	$577,701
Assumed	536,059	504,300	294,427
Ceded	(352,399)	(348,282)	(189,788)

	$1,153,110	$1,159,942	$682,340

December 31, 2006
Direct	$1,086,290	$1,051,317	$699,528
Assumed	572,735	533,089	284,368
Ceded	(352,429)	(332,396)	(244,763)

	$1,306,596	$1,252,010	$739,133

December 31, 2005
Direct	$1,045,954	$1,130,020	$1,370,816
Assumed	514,372	485,733	575,905
Ceded	(338,375)	(344,242)	(602,121)

	$1,221,951	$1,271,511	$1,344,600

Of the premiums ceded during the years ended December 31, 2007, 2006 and 2005, approximately 41%, 40% and 46%, respectively, were ceded to two reinsurers.

6.	DEBT AND FINANCING ARRANGEMENTS

On March 30, 2005, the Company entered into a seven-year credit agreement with the Bank of America, N.A. and a syndicate of commercial banks. The total borrowing under this facility was $500,000 at a floating rate of the appropriate LIBOR rate as periodically agreed to by the Company and the Lenders, plus an applicable margin based on the Company’s financial strength rating from A.M. Best Company, Inc. Included in “interest expense” in the consolidated statement of operations and comprehensive income is the interest expense for this facility in the amount of nil, $15,425 and $15,469, and related loan arrangement fee expense of nil, $724 and $146 for the years ended December 31, 2007, 2006 and 2005, respectively.

In July 2006, in accordance with the terms of this credit agreement, $157,925 of the net proceeds from the IPO and the exercise of the underwriters’ over-allotment option were used to pre-pay a portion of the outstanding principal.

On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%. The Company used a portion of the proceeds from the Senior Notes to repay the outstanding amount of the existing credit agreement described above as well as to provide additional capital to its subsidiaries and for other general corporate purposes. As of December 31, 2007, the fair value of the Senior Notes as published by Bloomberg L.P. was 104% of their principal amount, providing an effective yield of 6.88%. Included in “interest expense” in the consolidated statement of operations and comprehensive income for the years ended

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

6.	DEBT AND FINANCING ARRANGEMENTS — (continued)

December 31, 2007 and 2006, is the interest expense of $37,421 and $16,250, the amortization of the discount in the amount of $106 and $41, and the amortization of offering costs amounting to $321 and $126, respectively. Interest payable on the Senior Notes at December 31, 2007 and 2006 was $15,625 and $16,250, respectively, and is included in “accounts payable and accrued liabilities” on the consolidated balance sheets.

The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the notes prior to maturity. The Senior Notes contain certain covenants that include (i) limitation on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets. The Company is in compliance with all covenants as of December 31, 2007.

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

In November 2007, the Company entered into a $800 million five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, the Company terminated the Letter of Credit Facility with Barclays Bank PLC and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. The Company is in compliance with all covenants as of December 31, 2007.

7.	INCOME TAXES

Under current Bermuda law, Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Holdings and Allied World Assurance Company, Ltd (“AWAC”) have received an assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act, 1966 of Bermuda that in the event of any such taxes being imposed, Holdings and AWAC will be exempted until March 28, 2016.

Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the U.K. and Ireland. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the fiscal years from 2004 to the present. The tax years open to examination by the Inland Revenue for the U.K. branches are fiscal years from 2003 to the present. The tax years open to examination by Irish Revenue Commissioners for the Irish subsidiaries are the fiscal years from 2002 to the present. To the best of the Company’s knowledge, there are no examinations pending by the U.S. Internal Revenue Service, the Inland Revenue or the Irish Revenue Commissioners.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

7.	INCOME TAXES — (continued)

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). The implementation of FIN 48 did not result in any unrecognized tax benefits or expenses for the years ended December 31, 2007 and 2006. Management has deemed all material tax provisions to have a greater than 50% likelihood of being sustained based on technical merits if challenged.

The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2007.

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Income tax expense (recovery) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Current income tax expense (recovery)	$6,730	$6,102	$(1,715)
Deferred income tax (recovery) expense	(5,626)	(1,111)	1,271

Income tax expense (recovery)	$1,104	$4,991	$(444)

As of December 31, 2007, the current tax liability was $2,851 and has been included in “accounts payable and accrued liabilities” on the consolidated balance sheets. As of December 31, 2006, the current tax asset was $46 and has been included in “other assets” on the consolidated balance sheets.

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Unearned premium	$926	$961
Realized gains	254	686
Deferred acquisition costs	4,050	—
Reserve for losses and loss expenses	4,014	3,470
Equity compensation	1,183	—
Other deferred tax assets	336	20

Total deferred tax assets	10,763	5,137

Deferred tax liabilities:
Unrealized (appreciation) depreciation and timing difference on investments	(1,025)	562
Unrealized translation on investments in foreign currency	(4,857)	(605)

Total deferred tax liabilities	(5,882)	(43)

Net deferred tax assets	$4,881	$5,094

Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

7.	INCOME TAXES — (continued)

The actual income tax rate for the years ended December 31, 2007, 2006 and 2005, differed from the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes as a result of the following:

	2007	2006	2005

Income (loss) before taxes	$470,286	$447,829	$(160,220)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	0.3%	1.1%	0.9%
Statutory adjustments	0.0%	0.0%	(1.5)%
Disallowed expenses and capital allowances	0.2%	0.0%	0.0%
Prior year refunds and adjustments	(0.2)%	(0.1)%	0.9%
Other	(0.1)%	0.1%	0.0%

Effective tax rate	0.2%	1.1%	0.3%

8.	SHAREHOLDERS’ EQUITY

a)  Authorized Shares

The authorized share capital of Holdings as at December 31, 2007 and 2006 was $10,000. The issued share capital consists of the following:

	2007	2006

Common shares issued and fully paid, par value $0.03 per share	48,741,927	60,287,696

Share capital at end of year	$1,462	$1,809

As of December 31, 2007, there were outstanding 31,285,699 voting common shares and 17,456,228 non-voting common shares. In connection with the IPO, a 1-for-3 reverse stock split of Holdings’ common shares was consummated on July 7, 2006. All share and per share amounts related to common shares have been restated to reflect the reverse stock split.

b)  Share Warrants

In conjunction with the private placement offering at the formation of the Company, the Company granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of shareholders to dispose of their shares. As of December 31, 2007, none of these founder warrants have been exercised.

c)  Dividends

The Company paid quarterly dividends of $0.15 per common share on each of April 5, 2007, June 14, 2007 and September 13, 2007, payable to shareholders of record on March 20, 2007, May 29, 2007 and August 28, 2007, respectively. The Company paid a quarterly dividend of $0.18 per common share on December 20, 2007 payable to shareholders of record on December 4, 2007.

The Company paid a quarterly dividend of $0.15 per common share on December 21, 2006 payable to shareholders of record on December 5, 2006.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

8.	SHAREHOLDERS’ EQUITY — (continued)

d)  Shares acquired

In December 2007, the Company entered into a stock purchase agreement with American International Group, Inc. (“AIG”), one of the Company’s founding shareholders, pursuant to which the Company purchased an AIG subsidiary holding 11,693,333 common shares of Holdings. The shares were the subsidiary’s sole asset and equated to approximately 19.4% of Holdings’ common shares outstanding prior to the purchase. The purchase price per share was $48.19 for an aggregate price of $563,444 and was based on a 0.5% discount from the volume-weighted average trading price of Holdings’ common shares during the ten consecutive trading-day period leading up to December 14, 2007.

9.	EMPLOYEE BENEFIT PLANS

a)  Employee Stock Option Plan

In 2001, the Company implemented the Allied World Assurance Holdings, Ltd 2001 Employee Warrant Plan, which was subsequently amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). The Plan was converted into a stock option plan as part of the IPO and the warrants that were previously granted thereunder were converted to options and remain outstanding with the same exercise price and vesting period. Under the Plan, up to 2,000,000 common shares of Holdings may be issued. Holdings has filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register common shares issued or reserved for issuance under the Plan. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. During the period from November 13, 2001 to December 31, 2002, the exercise price of the options issued was $24.27 per share, after giving effect to the extraordinary dividend mentioned below. The exercise prices of options issued subsequent to December 31, 2002 and prior to the IPO were based on the per share book value of the Company. In accordance with the Plan, the exercise prices of the options issued prior to the declaration of the extraordinary dividend in March 2005 were reduced by the per share value of the dividend declared. The exercise price of options issued subsequent to the IPO are determined by the compensation committee of the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	Year Ended December 31, 2007
		Weighted Average
	Options	Exercise Price

Outstanding at beginning of year	1,195,990	$27.59
Granted	261,650	43.72
Exercised	(188,089)	25.68
Forfeited	(45,676)	35.67

Outstanding at end of year	1,223,875	$31.03

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

9.	EMPLOYEE BENEFIT PLANS — (continued)

a)    Employee Stock Option Plan — (continued)

The following table summarizes the exercise prices for outstanding employee stock options as of December 31, 2007.

		Weighted Average		Intrinsic Value
	Options	Remaining	Options	On Options
Exercise Price Range	Outstanding	Contractual Life	Exercisable	Exercisable

$23.61 - $26.94	407,499	4.46 years	407,499	$10,557
$28.08 - $31.47	387,143	7.14 years	227,265	4,709
$31.77 - $35.01	179,833	7.18 years	88,338	1,532
$41.00 - $43.50	221,400	9.02 years	1,500	14
$44.75 - $47.07	28,000	9.45 years	—	—

	1,223,875		724,602	$16,812

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

The combined amendment to the Plan and the IPO of the Company constituted a “modification” to the Plan in accordance with FAS 123(R). The modification to the Plan qualifies it as an “equity plan” in accordance with FAS 123(R) and as such, associated liabilities at the time of modification have been, and future compensation expenses will be, included in “additional paid-in capital” on the consolidated balance sheets.

Assumptions used in the option-pricing model for the options revalued at the time of the IPO, and for those issued subsequent to the IPO are as follows:

	Options revalued		Options granted
	at the time of		after the IPO and		Options granted
	the IPO on		prior to		during the year ended
	July 11, 2006		December 31, 2006		December 31, 2007

Expected term of option	6.25	years	6.25	years	6.25	years
Weighted average risk-free interest rate	5.11%		4.64%		4.60%
Weighted average expected volatility	23.44%		23.68%		22.82%
Dividend yield	1.50%		1.50%		1.50%
Weighted average fair value on grant date	$11.08		$11.34		$12.05

There is limited historical data available for the Company to base the expected term of the options. As these options are considered to have standard characteristics, the Company has used the simplified method to determine expected life as set forth in SAB 107 and SAB 110. Likewise, as the Company recently became a public company in July 2006, there is limited historical data available to it on which to base the volatility of its stock. As such, the Company used the average of five volatility statistics from comparable companies in order to derive the volatility values above. The Company has also

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

Compensation expense of $2,551, $3,164 and $2,373 relating to the options have been included in “general and administrative expenses” in the Company’s consolidated statement of operations and comprehensive income for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $11,840 and $9,349, respectively, in connection with all options granted. This amount includes a one-time adjustment of $6,185 to re-classify the Plan as an “equity plan” in accordance with FAS 123(R). As of December 31, 2005, the Company had recorded in “accounts payable and accrued liabilities” on the consolidated balance sheets an amount of $6,185 in connection with all options granted to its employees.

As of December 31, 2007, there was remaining $4,689 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value for options exercised during the year ended December 31, 2007 was $3,656. The total intrinsic value for options exercisable at December 31, 2007 was $16,812.

As of December 31, 2006, there was remaining $4,088 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value for options exercised during the year ended December 31, 2006 was $141. The total intrinsic value for options vested at December 31, 2006 was $12,962.

b)  Stock Incentive Plan

On February 19, 2004, the Company implemented the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan, which was subsequently amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, RSUs, dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date, only RSUs have been granted. These RSUs generally vest in the fourth or fifth year from the original grant date, or pro-rata over four years from the date of the grant.

	Year Ended December 31,
	2007
		Weighted Average
		Grant Date Fair
	RSUs	Value

Outstanding RSUs at beginning of year	704,372	$34.07
RSUs granted	196,158	42.92
RSUs fully vested	(38,472)	34.38
RSUs forfeited	(41,168)	35.09

Outstanding RSUs at end of year	820,890	$36.09

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

9.	EMPLOYEE BENEFIT PLANS — (continued)

b)  Stock Incentive Plan — (continued)

As such, all accumulated amounts due under the Stock Incentive Plan were transferred to additional paid-in capital on the consolidated balance sheet.

Compensation expense of $7,418, $3,759 and $706 relating to the issuance of the RSUs have been recognized in “general and administrative expenses” in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2007, 2006 and 2005, respectively. The determination of the RSU expenses for 2005 was based on the Company’s book value per share at December 31, 2005, which approximated fair value. The RSUs vested in 2007 and 2006 had intrinsic values of $1,678 and $71 at the time of vesting, based on average market values per share of $43.60 and $42.35, respectively.

As of December 31, 2007 and 2006, the Company has recorded $12,337 and $5,031, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.

As of December 31, 2007, there was remaining $18,746 of total unrecognized compensation expense related to unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 2.7 years. Based on a December 31, 2007 market value of $50.17 per share, the outstanding RSUs had an intrinsic value of $41,184 as at December 31, 2007.

As of December 31, 2006, there was remaining $19,020 of total unrecognized compensation expense related to unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 3.5 years. Based on a December 31, 2006 market value of $43.63 per share, the outstanding RSUs had an intrinsic value of $30,732 as at December 31, 2006.

c)  Long-Term Incentive Plan

On May 22, 2006, the Company implemented the Long-Term Incentive Plan, which it amended and restated on November 7, 2007 (the “LTIP”). The LTIP provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2007 and 2006 will vest after the fiscal year ending December 31, 2009 and 2008, respectively, subject to the achievement of the performance conditions and terms of the LTIP.

	Year Ended December 31, 2007
		Weighted Average
		Grant Date Fair
	LTIP	Value

Outstanding LTIP awards at beginning of year	228,334	$34.00
LTIP awards granted	392,500	43.16
LTIP awards subjected to accelerated vesting	(30,000)	34.00
LTIP awards forfeited	—	—

Outstanding LTIP awards at end of year	590,834	$40.09

Compensation expense of $12,522 and $3,882 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2007 and 2006, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. For 2006, the Company’s IPO price per share of $34.00 was

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

9.	EMPLOYEE BENEFIT PLANS — (continued)

c)  Long-term Incentive Plan — (continued)

used. The LTIP is deemed to be an equity plan and as such, $16,403 and $3,882 has been included in “additional paid-in capital” on the consolidated balance sheets as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was remaining $20,142 of total unrecognized compensation expense related to unvested LTIP awards. This expense is expected to be recognized over a period of 1.65 years. Based on a December 31, 2007 market value of $50.17 per share, the outstanding LTIP awards had an intrinsic value of $44,463 as of December 31, 2007.

As of December 31, 2006, there was remaining $7,763 of total unrecognized compensation expense related to unvested LTIP awards. This expense is expected to be recognized over a period of two years. Based on a December 31, 2006 market value of $43.63 per share, the outstanding LTIP awards had an intrinsic value of $14,943 as of December 31, 2006.

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

The total compensation expense of $22,491, $10,805 and $3,079 relating to the stock options, RSUs and LTIP awards has been recognized in “general and administrative expenses” in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2007, 2006 and 2005, respectively.

d)  Pension Plans

The Company provides defined contribution retirement plans for its employees and officers. Pursuant to the employees’ plan, each participant can contribute 5% or more of their salary and the Company will contribute an amount equal to 5% of each participant’s salary. Officers are also eligible to participate in one of various supplementary retirement plans, in which each participant may contribute up to 25% of their annual base salary. The Company will contribute to the officer plans an amount equal to 10% of each officer’s annual base salary. Base salary is capped at $200 per year for pension purposes. The amount that an individual employee or officer can contribute may also be subject to any regulatory requirements relating to the country of which the individual is a citizen. The amounts funded and expensed during the years ended December 31, 2007, 2006 and 2005 were $3,504, $2,864 and $1,885, respectively.

10.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	2007	2006	2005

Basic earnings per share
Net income (loss)	$469,182	$442,838	$(159,776)
Weighted average common shares outstanding	59,846,987	54,746,613	50,162,842

Basic earnings (loss) per share	$7.84	$8.09	$(3.19)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

10.	EARNINGS PER SHARE — (continued)

	2007	2006	2005

Diluted earnings per share
Net income (loss)	$469,182	$442,838	$(159,776)
Weighted average common shares outstanding	59,846,987	54,746,613	50,162,842
Share equivalents:
Options and warrants	1,807,903	1,630,501	—
Restricted stock units	349,760	438,370	—
LTIP awards	326,515	299,688	—

Weighted average common shares and common share equivalents outstanding — diluted	62,331,165	57,115,172	50,162,842

Diluted earnings (loss) per share	$7.53	$7.75	$(3.19)

For the year ended December 31, 2007, a weighted average of 10,208 employee stock options were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the year ended December 31, 2006, all common share equivalents were considered dilutive and have been included in the calculation of the diluted earnings per share. No common share equivalents were included in calculating the diluted earnings per share for the year ended December 31, 2005 as there was a net loss for this year, and any additional shares would prove to be anti-dilutive. As a result, a total of 6,536,322 warrants and 127,163 RSUs have been excluded from the 2005 calculation.

11.	RELATED PARTY TRANSACTIONS

a)  American International Group, Inc.

Since November 21, 2001, the Company has entered into administrative services agreements with various subsidiaries of AIG, a shareholder of the Company until December 2007 when all the common shares held by AIG were acquired by the Company. See footnote 8(d) for further details. Until December 31, 2005, the Company was provided with administrative services under these agreements for a fee based on the gross premiums written of the Company. Included in “general and administrative expenses” in the consolidated statements of operations and comprehensive income are expenses of $36,853 incurred for these services during the year ended December 31, 2005. Effective December 31, 2005, the administrative services agreement covering Holdings and its Bermuda domiciled companies was terminated, and an estimated termination fee of $5,000, was accrued and expensed in the year ended December 31, 2005. A final termination fee of $3,000 was agreed to and paid on April 25, 2006. Since the final termination fee was lower than the originally estimated termination fee a reduction in the estimated expense in the amount of $2,000 is included in “general and administrative expenses” for the year ended December 31, 2006.

Effective January 1, 2006, the Company entered into short-duration administrative service agreements with these AIG subsidiaries that provided for a more limited range of services on either a cost-plus or a flat fee basis, depending on the agreement. Expenses of $3,405 were incurred for services under these agreements for the year ended December 31, 2006, which are included in “general and administrative expenses” in the consolidated statements of operations and comprehensive income. Amounts payable to various AIG subsidiaries with respect to the administrative service agreements were $800 and $11,622 as of December 31, 2006 and 2005, respectively. No amounts were expensed or accrued for the year ended December 31, 2007.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

11.	RELATED PARTY TRANSACTIONS — (continued)

a)	American International Group, Inc. — (continued)

We have written business with AIG subsidiaries either through underwriting agreements or through brokers. The gross premiums written, brokerage fees and commissions paid, and the losses and loss expenses paid to AIG subsidiaries, are as follows:

	2007	2006	2005

Gross premiums written	$106,705	$108,343	$120,942
Brokerage and commissions	20,550	21,581	22,218
Paid losses and loss expenses	95,722	134,872	203,100

Effective December 1, 2001, as amended, the Company entered into an exclusive underwriting agency agreement with IPCRe Underwriting Services Limited (“IPCUSL”) to solicit, bind, underwrite and administer property catastrophe treaty reinsurance. AIG, previously one of the Company’s principal shareholders, was also a principal shareholder of IPC Holdings, Ltd., the parent company of IPCUSL, until August 2006. IPCUSL was not considered a related party in 2007 due to AIG’s disposal of its investment in them. IPCUSL received an agency commission of 6.5% of gross premiums written on behalf of the Company. The agreement had an initial term of three years. On December 5, 2005 the Company delivered notice to IPCUSL terminating this underwriting agency agreement effective as of November 30, 2006. On December 5, 2006 the Company and IPCUSL executed Amendment No. 5 to the agreement, dated as of December 1, 2006. Pursuant to the terms of Amendment No. 5, the Company and IPCUSL mutually agreed to terminate the agreement effective as of November 30, 2006. In accordance with Amendment No. 5, the Company paid to IPCUSL a $400 early termination fee, $250 of which was immediately payable and $75 of which was/is payable on each of December 1, 2007 and 2008, respectively. The Company will also continue to pay any agency commissions due on all business bound prior to November 30, 2006, and IPCUSL will continue to service such business until November 30, 2009.

Gross premiums written on behalf of the Company by IPCUSL, and related acquisition costs and losses and loss expenses paid by the Company were as follows:

	2006	2005

Gross premiums written	$52,141	$82,969
Acquisition costs	8,791	12,994
Paid losses and loss expenses	95,209	66,014

Of the total premiums ceded during the years ended December 31, 2007, 2006 and 2005, $13,274, $6,235 and $17,661 were ceded to AIG subsidiaries, respectively. Reinsurance recoverable from AIG subsidiaries as of December 31, 2007 and 2006 was $9,917 and $5,537, respectively. The total reinsurance and insurance balances receivable due from AIG and its subsidiaries as of December 31, 2007 and 2006 are $26,810 and $17,291, respectively. The total reinsurance and insurance balances receivable due from IPCUSL as of December 31, 2006 were $12,381.

On November 29, 2006, the Company entered into a lease with American International Company, Limited (“AICL”), a subsidiary of AIG, whereby the Company agreed to lease from AICL newly constructed office space in Bermuda that shall serve as the Company’s corporate headquarters. The initial term of the lease is for 15 years which commenced on October 1, 2006 with an option to renew for an additional 10-year period, after which time the lease expires. For the first five years under the lease, the Company shall pay an aggregate monthly rent and user fees of approximately $393. The aggregate monthly rent is determined by price per square foot that varies based on the floor being rented. In addition to the rent, the Company will also pay certain maintenance expenses.

Effective as of October 1, 2011 and as of each five-year anniversary date thereafter (each a “Review Date”), the rent payable under the lease will be mutually agreed to by the Company and AICL. If as of a Review Date the Company and AICL cannot agree on such terms, then the rent payable under the lease shall be determined by an arbitrator based on open

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

11.	RELATED PARTY TRANSACTIONS — (continued)

a)	American International Group, Inc. — (continued)

market rental rates at such time, provided however, that the rent shall not decrease. The user fee will be increased by the percentage rate increase that the Company pays for renting the second floor of the premises.

The Company has invested in the AIG Select Hedge Ltd., which had a cost of $56,588 and $56,588 and a fair value of $69,093 and $63,527 as of December 31, 2007 and 2006, respectively. This hedge fund is a fund of hedge funds with an investment objective that seeks attractive long-term, risk-adjusted absolute returns in a variety of capital market conditions. The Company may request a redemption of all or some of its shares by giving at least a three business days notice prior to the last day of the month for any redemption of shares of the fund at the end of the following month. Total expenses incurred for services related to the management of this fund amounted to $989, $948 and $560 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in “general and administrative expenses” in the consolidated statements of operations and comprehensive income.

b)	Goldman, Sachs & Co.

The Company has entered into investment management and investment banking agreements with affiliates of Goldman, Sachs & Co. (“Goldman Sachs”), a shareholder of the Company, pursuant to which Goldman Sachs provides investment advisory and management services. These investment management agreements may be terminated by either party subject to specified notice requirements. The Company has agreed to pay fees to Goldman Sachs based on the month-end market values of the investments in the portfolio. The fees vary depending on the amount of assets under management, and a pro rata portion is payable quarterly.

Expenses of $5,184, $4,503 and $3,958 were incurred for investment management services provided by Goldman Sachs companies under these agreements during the years ended December 31, 2007, 2006 and 2005, respectively, and are included in “net investment income” in the consolidated statements of operations and comprehensive income. Of these amounts, $2,499 and $1,339 were payable as of December 31, 2007 and 2006, respectively.

Pursuant to the Placement Agency Agreement, dated October 25, 2001, among the Company and AIG, The Chubb Corporation and GS Capital Partners 2000, L.P., in the event that the Company determines to undertake any transaction in connection with which the Company will utilize investment banking or financial advisory services, it has agreed to offer Goldman Sachs directly, or indirectly through one of its affiliates, the right to act in such a transaction as sole lead manager or agent in the case of any offering or placement of securities, lead arranger, underwriter and syndication agent in the case of any syndicated bank loan, or as sole advisors or dealer managers, as applicable in the case of any other transaction. These investment banking rights of Goldman Sachs shall terminate upon the earlier of: certain change in control events at the Company; GS Capital Partners 2000, L.P., together with related investment funds, ceasing to retain in the aggregate ownership of at least 25% of its original shareholding in the Company; or upon the second anniversary of the IPO. In July 2006 Goldman Sachs was a lead managing underwriter for the IPO and offering of the Senior Notes. The aggregate fees for the year ended December 31, 2006 were $26,475. There were no fees incurred under this Placement Agency Agreement for the year ended December 31, 2007.

Goldman Sachs companies also provide management services for some of our hedge fund investments, as well as the global high-yield fund held by the Company. Fees based on management and performance totaling $3,155, $2,862 and $6,849 were incurred for these services for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in “general and administrative expenses” in the consolidated statements of operations and comprehensive income.

The Company is the sole investor in the Goldman Sachs Multi-Strategy Portfolio VI, Ltd. (the “Portfolio VI Fund”), and as such, the Portfolio VI Fund has been fully consolidated into the results of the Company. Included in “other invested assets” are the investments held by this fund, at a cost of $59,570 and $58,374 and a fair value of $74,315 and $69,012 as

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

11.	RELATED PARTY TRANSACTIONS — (continued)

b)	Goldman, Sachs & Co. — (continued)

of December 31, 2007 and 2006, respectively. This hedge fund is a fund of hedge funds with an investment objective that seeks attractive long-term, risk-adjusted absolute returns in U.S. dollars with volatility lower than, and minimal correlation to, the broad equity markets. There is no specific notice period required for liquidity; however, such liquidity is dependent upon any lock-up periods of the underlying funds’ investments. As of December 31, 2007 and 2006, none of the fund’s assets were invested in underlying funds with a lock-up period of greater than one year.

During 2007, the Company invested $50,000 in the Global Equity Opportunities Fund. The cost and fair value of this fund was $46,515 as of December 31, 2007. This fund seeks to achieve attractive total returns through both capital appreciation and current returns in the global equity market. The fund allows for monthly liquidity with a 15-day notification period after an initial 6 month lock-up period. During 2007, the Company submitted a redemption notice to sell its shares in the Global Equity Opportunities Fund. The Company expects the sale of shares to occur on February 29, 2008.

During 2007, the Company invested $30,000 in the Goldman Sachs Liquidity Partners 2007 Offshore, L.P., which was the total committed amount. As of December 31, 2007, the cost and fair value of this fund was $30,000 and $29,704, respectively. The partnership seeks to achieve attractive total returns through both capital appreciation and current returns from a portfolio of investments in publicly traded and privately held securities and/or derivative instruments primarily in the fixed income market. The partnership allows for liquidity after the term of the partnership, which is December 31, 2010, unless such term is extended at the option of the general partner for up to three additional one-year periods.

On December 31, 2007, the Company sold its shares in the Global Alpha Fund. At the time of sale, the Global Alpha Fund had a cost of $33,582 and a fair value of $31,483, and the loss on the sale amounted to $2,099, which has been included in “net realized investment losses” in the consolidated statements of operations and comprehensive income. The fair value of the fund as of December 31, 2007 has been included in “balances receivable on sale of investments” on the consolidated balance sheet as of December 31, 2007. The Company received $28,519 from this sale on January 16, 2008 with the remainder paid at the end of January 2008. The Global Alpha Fund had a cost of $57,495 and a fair value of $52,350 as of December 31, 2006.

On June 30, 2007, the Company sold its shares in the Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd. (the “LTO Fund”). At the time of sale, the LTO Fund had a cost of $45,493 and a fair value of $45,977. The gain on the sale amounted to $484, which has been included in “net realized investment losses” in the consolidated statements of operations and comprehensive income. The LTO Fund had a cost of $45,493 and a fair value of $44,638 as of December 31, 2006.

c)	The Chubb Corporation

Since June 11, 2002, the Company has entered into various reinsurance agreements with various subsidiaries of The Chubb Corporation (“Chubb”), a shareholder of the Company. Under certain arrangements Chubb also processes applications, collects and remits premiums, issues quotes, policies and other insurance documentation, keeps records, secures and maintains insurance licenses and provides and trains employees to perform these services.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

11.	RELATED PARTY TRANSACTIONS — (continued)

c)	The Chubb Corporation — (continued)

We have written business with Chubb subsidiaries either through underwriting agreements or through brokers. The gross premiums written through, and brokerage fees and commissions paid to Chubb subsidiaries, and the losses and loss expenses paid, are as follows:

	2007	2006	2005

Gross premiums written	$12,405	$21,565	$26,001
Brokerage and commissions	3,074	4,919	5,009
Paid losses and loss expenses	2,355	10,932	103

Of the total premiums ceded during the years ended December 31, 2007, 2006 and 2005, $8,249, $5,531 and $7,200 were ceded to Chubb subsidiaries, respectively. Reinsurance recoverable from Chubb subsidiaries as of December 31, 2007 and 2006 was $4,366 and $2,547, respectively. The total reinsurance and insurance balances receivable due from Chubb and its subsidiaries as of December 31, 2007 and 2006 are $2,015 and $2,215, respectively.

12.	COMMITMENTS AND CONTINGENCIES

a)	Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts. However, because the counterparties to these agreements are high-quality international banks, the Company does not anticipate any non-performance. The difference between the contract amounts and the related market values is the Company’s maximum credit exposure.

As of December 31, 2007 and 2006, substantially all of the Company’s cash and investments were held with one custodian.

As of December 31, 2007 and 2006, 55% and 63%, respectively, of reinsurance recoverable, excluding IBNR ceded, was recoverable from two reinsurers, one of which is rated A+ by A.M. Best Company, while the other is rated A-. The Company believes that these reinsurers are able to meet, and will meet, all of their obligations under their reinsurance agreements.

Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any allowance for doubtful accounts against the receivable balance.

b)	Operating Leases

The Company leases office space under operating leases expiring in various years through 2021. The Company also leases an aircraft through 2011. The following are future minimum rental payments as of December 31, 2007:

2008	$9,555
2009	10,213
2010	10,096
2011	9,473
2012	9,376
2013 through 2021	65,796

$114,509

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

12.	COMMITMENTS AND CONTINGENCIES — (continued)

b)	Operating Leases — (continued)

Total rental expenses for the years ended December 31, 2007, 2006 and 2005 were $8,749, $6,602 and $3,082, respectively.

c)	Brokers

For the year ended December 31, 2007, three brokers individually accounted for 10% or more of total gross premiums written. These three brokers accounted for 30%, 24% and 10% of gross premiums written, respectively. For the year ended December 31, 2006, three brokers individually accounted for 10% or more of total gross premiums written. These three brokers accounted for 32%, 19% and 10% of gross premiums written, respectively. For the year ended December 31, 2005, two brokers individually accounted for 10% or more of total premium written. These two brokers accounted for 35% and 22% of gross premiums written, respectively. Each of these brokers intermediate on business written in all three segments, namely property, casualty and reinsurance.

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

e)	Investment Commitments

The Company has certain commitments with respect to its other invested assets. As of December 31, 2007 and 2006, the Company has committed to investing an additional $7,500 and nil in other invested assets, respectively.

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

The Company’s Bermuda subsidiary, AWAC, is registered under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”) and is obliged to comply with various provisions of the Insurance Act regarding solvency and liquidity. Under the Insurance Act, this subsidiary is required to maintain minimum statutory capital and surplus equal to the greatest of $100,000, 50% of net premiums written (being gross written premium less ceded premiums, with a maximum of 25% of gross premiums considered as ceded premiums for the purpose of this calculation), or 15% of the reserve for losses and loss expenses. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2007 and 2006, this subsidiary had statutory capital and surplus of approximately $2,381,634 and $2,331,227, respectively. The Insurance Act limits the maximum amount of annual dividends or distributions paid by this subsidiary to Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). As of December 31, 2007 and 2006, the maximum amount of dividends which could be paid without such notification was $595,409 and $582,806, respectively. For the years ended December 31, 2007, 2006 and 2005, the statutory net income (loss) was $496,717, $468,144 and ($119,997), respectively.

The Company’s U.S. subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting differs from U.S. GAAP accounting in the treatment of various items, including reporting of investments, acquisition costs, and deferred income taxes. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2007 and 2006, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

The amount of dividends that can be distributed by the U.S. subsidiaries without prior approval by the applicable insurance commissioners is $3,545 and $0 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, these subsidiaries had a combined statutory capital and surplus of approximately $131,207 and $95,788, respectively. For the years ended December 31, 2007, 2006 and 2005, the combined statutory net income was $4,412, $2,878 and $7,448, respectively.

The Company’s Irish insurance subsidiary, Allied World Assurance Company (Europe) Limited, is regulated by the Irish Financial Regulator pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2006 (the “Irish Insurance Acts and Regulations”). This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2006 and the Irish Insurance Acts and Regulations. This subsidiary is obliged to maintain a minimum level of capital, and a “Minimum Guarantee Fund”. The Minimum Guarantee Fund includes share capital and capital contributions. As of December 31, 2007 and 2006, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2007 and 2006, this subsidiary had statutory capital and surplus of approximately $38,288 and $33,756, respectively. As of December 31, 2007 and 2006 the minimum capital and surplus required to be held was $16,582 and $13,473, respectively. The statutory net income (loss) was $5,179, $1,719 and ($1,831) for the years ended December 31, 2007, 2006 and 2005, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

13.	STATUTORY CAPITAL AND SURPLUS — (continued)

The Company’s Irish reinsurance subsidiary, Allied World Assurance (Reinsurance) Limited (“AWAC Re”), in accordance with Section 22 of the Insurance Act, 1989, and the Reinsurance Regulations 1999, notified the Irish Financial Regulator of its intent to carry on the business of reinsurance. On June 9, 2003, the Irish Financial Regulator informed this subsidiary that it had no objections to its incorporation and the establishment of a reinsurance business. This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2006 and the Irish Insurance Acts and Regulations. On August 18, 2004, it was granted permission under Part IV of the Financial Services and Markets Act 2000 by the Financial Services Authority (“FSA”) to write reinsurance in the U.K. via its London branch; however, it was subject to whole firm supervision by the FSA in the absence of a single common E.U. framework for the authorization and regulation of reinsurers. Following the implementation of the E.U. Reinsurance Directive, since December 10, 2007, AWAC Re is now regulated by the Irish Financial Services Regulatory Authority and maintains a branch in London. This subsidiary is obliged to maintain a minimum level of capital, the “Required Minimum Margin”. As of December 31, 2007 and 2006, this subsidiary met those requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2007 and 2006, this subsidiary had statutory capital and surplus of approximately $50,563 and $45,005, respectively. The minimum capital and surplus requirement as of December 31, 2007 and 2006 was approximately $11,074 and $11,637, respectively. The statutory net loss was ($3,960), ($583) and ($5,916) for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, $1,941,543 and $1,869,319, respectively, were the total combined minimum capital and surplus required to be held by the subsidiaries and thereby restricting the distribution of dividends without prior regulatory approval.

14.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. The Company measures the results of its underwriting operations under three major business categories, namely property insurance, casualty insurance and reinsurance. All product lines fall within these classifications.

The property segment provides direct coverage of physical property and energy-related risks. These risks generally relate to tangible assets and are considered “short-tail” in that the time from a claim being advised to the date when the claim is settled is relatively short. The casualty segment provides direct coverage of general liability risks, professional liability risks and healthcare risks. Such risks are “long-tail” in nature since the emergence and settlement of a claim can take place many years after the policy period has expired. The reinsurance segment includes reinsurance of other companies in the insurance and reinsurance industries. The Company writes reinsurance on both a treaty and facultative basis.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

14.	SEGMENT INFORMATION — (continued)

The following table provides a summary of the segment results for the years ended December 31, 2007, 2006 and 2005.

2007	Property	Casualty	Reinsurance	Total

Gross premiums written	$391,017	$578,433	$536,059	$1,505,509
Net premiums written	176,420	440,802	535,888	1,153,110
Net premiums earned	180,458	475,523	503,961	1,159,942
Net losses and loss expenses	(105,662)	(275,815)	(300,863)	(682,340)
Acquisition costs	114	(17,269)	(101,804)	(118,959)
General and administrative expenses	(34,185)	(68,333)	(39,123)	(141,641)

Underwriting income	40,725	114,106	62,171	217,002
Net investment income				297,932
Net realized investment losses				(7,617)
Interest expense				(37,848)
Foreign exchange gain				817

Income before income taxes				$470,286

Loss and loss expense ratio	58.6%	58.0%	59.7%	58.8%
Acquisition cost ratio	(0.1)%	3.6%	20.2%	10.3%
General and administrative expense ratio	18.9%	14.4%	7.8%	12.2%

Combined ratio	77.4%	76.0%	87.7%	81.3%

2006	Property	Casualty	Reinsurance	Total

Gross premiums written	$463,903	$622,387	$572,735	$1,659,025
Net premiums written	193,655	540,980	571,961	1,306,596
Net premiums earned	190,784	534,294	526,932	1,252,010
Net losses and loss expenses	(114,994)	(331,759)	(292,380)	(739,133)
Acquisition costs	2,247	(30,396)	(113,339)	(141,488)
General and administrative expenses	(26,294)	(52,809)	(26,972)	(106,075)

Underwriting income	51,743	119,330	94,241	265,314
Net investment income				244,360
Net realized investment losses				(28,678)
Interest expense				(32,566)
Foreign exchange loss				(601)

Income before income taxes				$447,829

Loss and loss expense ratio	60.3%	62.1%	55.5%	59.0%
Acquisition cost ratio	(1.2)%	5.7%	21.5%	11.3%
General and administrative expense ratio	13.8%	9.9%	5.1%	8.5%

Combined ratio	72.9%	77.7%	82.1%	78.8%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

14.	SEGMENT INFORMATION — (continued)

2005	Property	Casualty	Reinsurance	Total

Gross premiums written	$412,879	$633,075	$514,372	$1,560,326
Net premiums written	170,781	557,622	493,548	1,221,951
Net premiums earned	226,828	581,330	463,353	1,271,511
Net losses and loss expenses	(410,265)	(430,993)	(503,342)	(1,344,600)
Acquisition costs	(5,685)	(33,544)	(104,198)	(143,427)
General and administrative expenses	(20,261)	(44,273)	(29,736)	(94,270)

Underwriting (loss) income	(209,383)	72,520	(173,923)	(310,786)
Net investment income				178,560
Net realized investment losses				(10,223)
Interest expense				(15,615)
Foreign exchange loss				(2,156)

Loss before income taxes				$(160,220)

Loss and loss expense ratio	180.9%	74.1%	108.6%	105.7%
Acquisition cost ratio	2.5%	5.8%	22.5%	11.3%
General and administrative expense ratio	8.9%	7.6%	6.4%	7.4%

Combined ratio	192.3%	87.5%	137.5%	124.4%

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the years ended December 31, 2007, 2006 and 2005. All inter-company premiums have been eliminated.

	2007	2006	2005

Bermuda	$876,484	$983,532	$925,644
United States	123,233	144,694	128,039
Europe	153,393	178,370	168,268

Total net premiums written	$1,153,110	$1,306,596	$1,221,951

15.	SUBSEQUENT EVENT

On February 28, 2008, the Company declared a quarterly dividend of $0.18 per common share, payable on April 3, 2008 to shareholders of record on March 18, 2008.

In November 2007, our U.S. holding company entered into an agreement to purchase all of the outstanding stock of Finial Insurance Company (formerly known as Converium Insurance (North America) Inc.), a company currently licensed to write insurance and reinsurance in 49 states and the District of Columbia. This transaction is expected to close in the first quarter of 2008 for a purchase price of $12,000 plus the estimated policyholders’ surplus. When the Company closes the transaction, Finial Insurance Company will be renamed Allied World Reinsurance Company.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

16.	UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2007 and 2006:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

REVENUES:
Gross premiums written	$260,301	$276,253	$530,549	$438,406
Premiums ceded	(70,919)	(56,956)	(143,962)	(80,562)

Net premiums written	189,382	219,297	386,587	357,844
Change in unearned premiums	97,216	64,362	(83,468)	(71,278)

Net premiums earned	286,598	283,659	303,119	286,566
Net investment income	75,214	76,133	73,937	72,648
Net realized investment gain (loss)	4,544	(4,196)	(1,481)	(6,484)

	366,356	355,596	375,575	352,730

EXPENSES:
Net losses and loss expenses	166,874	173,246	176,225	165,995
Acquisition costs	28,693	29,198	31,872	29,196
General and administrative expenses	37,956	36,050	34,432	33,203
Interest expense	9,511	9,481	9,482	9,374
Foreign exchange (gain) loss	(405)	(976)	532	32

	242,629	246,999	252,543	237,800

Income before income taxes	123,727	108,597	123,032	114,930
Income tax expense (recovery)	712	(362)	(255)	1,009

NET INCOME	123,015	108,959	123,287	113,921

Basic earnings per share	2.11	1.80	2.04	1.89
Diluted earnings per share	2.01	1.72	1.96	1.83
Weighted average common shares outstanding	58,247,755	60,413,019	60,397,591	60,333,209
Weighted average common shares and common share equivalents outstanding	61,133,206	63,250,024	62,874,235	62,207,941

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

16.	UNAUDITED QUARTERLY FINANCIAL DATA — (continued)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

REVENUES:
Gross premiums written	$280,111	$362,478	$518,316	$498,120
Premiums ceded	(69,372)	(64,462)	(147,978)	(70,617)

Net premiums written	210,739	298,016	370,338	427,503
Change in unearned premiums	109,052	19,743	(64,821)	(118,560)

Net premiums earned	319,791	317,759	305,517	308,943
Net investment income	66,009	61,407	54,943	62,001
Net realized investment loss	(4,190)	(9,080)	(10,172)	(5,236)

	381,610	370,086	350,288	365,708

EXPENSES:
Net losses and loss expenses	172,395	180,934	179,844	205,960
Acquisition costs	34,568	37,785	32,663	36,472
General and administrative expenses	33,856	25,640	26,257	20,322
Interest expense	9,510	9,529	7,076	6,451
Foreign exchange loss (gain)	1,092	(561)	(475)	545

	251,421	253,327	245,365	269,750

Income before income taxes	130,189	116,759	104,923	95,958
Income tax expense (recovery)	1,827	2,774	2,553	(2,163)

NET INCOME	128,362	113,985	102,370	98,121

Basic earnings per share	2.13	1.95	2.04	1.96
Diluted earnings per share	2.04	1.89	2.02	1.94
Weighted average common shares outstanding	60,284,459	58,376,307	50,162,842	50,162,842
Weighted average common shares and common share equivalents outstanding	62,963,243	60,451,643	50,682,557	50,485,556

Schedule II

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED BALANCE SHEETS — PARENT COMPANY
as of December 31, 2007 and 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	2007	2006

ASSETS:
Cash and cash equivalents	$25,091	$99,583
Investments in subsidiaries	2,738,490	2,641,903
Balances due from subsidiaries	2,152	25
Other assets	5,888	5,612

Total assets	$2,771,621	$2,747,123

LIABILITIES:
Accounts payable and accrued liabilities	$230	$196
Interest payable	15,625	16,250
Balances due to subsidiaries	17,242	12,016
Senior notes	498,682	498,577

Total liabilities	531,779	527,039

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2007: 48,741,927 shares and 2006: 60,287,696 shares	1,462	1,809
Additional paid-in capital	1,281,832	1,822,607
Retained earnings	820,334	389,204
Accumulated other comprehensive income	136,214	6,464

Total shareholders’ equity	2,239,842	2,220,084

Total liabilities and shareholders’ equity	$2,771,621	$2,747,123

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME — PARENT COMPANY
for the Years Ended December 31, 2007, 2006 and 2005
(Expressed in thousands of United States dollars)

	2007	2006	2005

REVENUES:
Net investment income	$3,504	$3,452	$114
Net realized gain on interest rate swaps	—	444	4,789

	3,504	3,896	4,903

EXPENSES:
General and administrative expenses	7,594	12,476	10,079
Interest expense	37,848	32,566	15,615

	45,442	45,042	25,694

Loss before equity in earnings (loss) of consolidated subsidiaries	(41,938)	(41,146)	(20,791)
Equity in earnings (loss) of consolidated subsidiaries	511,120	483,984	(138,985)

NET INCOME (LOSS)	$469,182	$442,838	$(159,776)

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the year net of applicable deferred income tax (expense) recovery	122,133	3,294	(68,902)
Reclassification adjustment for net realized losses included in net income	7,617	28,678	10,223

Other comprehensive income (loss) net of tax	129,750	31,972	(58,679)

COMPREHENSIVE INCOME (LOSS)	$598,932	$474,810	$(218,455)

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
for the Years Ended December 31, 2007, 2006 and 2005
(Expressed in thousands of United States dollars)

	2007	2006	2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$469,182	$442,838	$(159,776)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(511,120)	(483,984)	138,985
Dividends received from subsidiaries	575,000	15,000	17,332
Stock compensation expenses	743	10,805	3,079
Amortization of discount on senior notes	427	42	—
Balance due from subsidiaries	(2,127)	—	1,994
Other assets	(598)	3,851	(9,463)
Accounts payable and accrued liabilities	34	(502)	605
Interest payable	(625)	16,250	—
Balances due to affiliates	—	(5,000)	5,000
Balances due to subsidiaries	5,226	9,543	2,473

Net cash provided by operating activities	536,142	8,843	229

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investment in subsidiaries	(11,200)	(215,000)	—

Net cash used in investing activities	(11,200)	(215,000)	—

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(38,052)	(9,043)	(499,800)
(Payment of) proceeds from the exercise of stock options	(168)	—	—
Stock acquired	(563,444)	—	—
Gross proceeds from initial public offering	—	344,080	—
Issuance costs paid on initial public offering	—	(28,291)	—
Proceeds from issuance of senior notes	—	498,535	—
(Repayment of) proceeds from long-term debt	—	(500,000)	500,000
Stock compensation funding due from subsidiaries	2,230	—	—

Net cash (used in) provided by financing activities	(599,434)	305,281	200

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,492)	99,124	429
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	99,583	459	30

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,091	$99,583	$459

See accompanying notes to the consolidated financial statements.

Schedule III

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States dollars)

Year Ended December 31, 2007

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$16,786	$760,668	$166,683	$180,458	$—	$105,662	$(114)	$34,185	$176,420
Casualty	24,022	2,142,694	344,327	475,523	—	275,815	17,269	68,333	440,802
Reinsurance	67,487	1,016,410	300,073	503,961	—	300,863	101,804	39,123	535,888
Corporate	—	—	—	—	297,932	—	—	—	—

Total	$108,295	$3,919,772	$811,083	$1,159,942	$297,932	$682,340	$118,959	$141,641	$1,153,110

Year Ended December 31, 2006

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$17,769	$892,375	$199,133	$190,784	$—	$114,994	$(2,247)	$26,294	$193,655
Casualty	22,701	1,873,733	346,350	534,294	—	331,759	30,396	52,809	540,980
Reinsurance	59,856	870,889	268,314	526,932	—	292,380	113,339	26,972	571,961
Corporate	—	—	—	—	244,360	—	—	—	—

Total	$100,326	$3,636,997	$813,797	$1,252,010	$244,360	$739,133	$141,488	$106,075	$1,306,596

Year Ended December 31, 2005

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$16,683	$1,060,634	$176,752	$226,828	$—	$410,265	$5,685	$20,261	$170,781
Casualty	26,169	1,547,403	334,522	581,330	—	430,993	33,544	44,273	557,622
Reinsurance	51,705	797,316	228,817	463,353	—	503,342	104,198	29,736	493,548
Corporate	—	—	—	—	178,560	—	—	—	—

Total	$94,557	$3,405,353	$740,091	$1,271,511	$178,560	$1,344,600	$143,427	$94,270	$1,221,951

Schedule IV

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

SUPPLEMENTARY REINSURANCE INFORMATION
(Expressed in thousands of United States dollars)

		(b)	(c)	(d)	Percentage of
		Ceded to	Assumed from	Net	Amount Assumed
	(a)	Other	Other	Amount	to Net
	Gross	Companies	Companies	(a) − (b) + (c)	(c)/(d)

Year ended December 31, 2007	$969,450	$352,399	$536,059	$1,153,110	46%
Year ended December 31, 2006	$1,086,290	$352,429	$572,735	$1,306,596	44%
Year ended December 31, 2005	$1,045,954	$338,375	$514,372	$1,221,951	42%