Form 10-Q
period 2008-03-31
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2008-05-09
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of May 5, 2008 was 48,847,487.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-3.1: SECOND AMENDED AND RESTATED BYE-LAWS
EX-10.1: EMPLOYMENT AGREEMENT
EX-10.2: DEFERRED FEE PLAN FOR NON-EMPLOYEE DIRECTORS
EX-10.3: SECOND AMENDED AND RESTATED 2001 EMPLOYEE STOCK OPTION PLAN
EX-10.4: FORM OF OPTION GRANT NOTICE AND OPTION AGREEMENT
EX-10.5: SECOND AMENDED AND RESTATED 2004 STOCK INCENTIVE PLAN
EX-10.6: FORM OF RSU AWARD AGREEMENT
EX-10.7: FORM OF RSU AWARD AGREEMENT
EX-10.8: 2008 EMPLOYEE SHARE PURCHASE PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION
     Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2008 and December 31, 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2008	2007
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2008: $5,071,730; 2007: $5,595,943)	$5,218,726	$5,707,143
Other invested assets available for sale, at fair value (cost: 2008: $82,380; 2007: $291,458)	77,099	322,144
Other invested assets, at fair value	191,195	—

Total investments	5,487,020	6,029,287
Cash and cash equivalents	774,337	202,582
Restricted cash	140,049	67,886
Securities lending collateral	337,567	147,241
Insurance balances receivable	376,788	304,499
Prepaid reinsurance	147,402	163,836
Reinsurance recoverable	758,723	682,765
Accrued investment income	42,389	55,763
Deferred acquisition costs	112,619	108,295
Intangible assets	14,714	3,920
Balances receivable on sale of investments	6,323	84,998
Net deferred tax assets	4,158	4,881
Other assets	42,341	43,155

Total assets	$8,244,430	$7,899,108

LIABILITIES:
Reserve for losses and loss expenses	$4,048,187	$3,919,772
Unearned premiums	848,149	811,083
Unearned ceding commissions	26,666	28,831
Reinsurance balances payable	60,437	67,175
Securities lending payable	337,567	147,241
Balances due on purchase of investments	—	141,462
Dividends payable	8,788	—
Senior notes	498,710	498,682
Accounts payable and accrued liabilities	21,306	45,020

Total liabilities	$5,849,810	$5,659,266

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2008: 48,841,837 shares and 2007: 48,741,927 shares	1,465	1,462
Additional paid-in capital	1,288,776	1,281,832
Retained earnings	968,753	820,334
Accumulated other comprehensive income:
net unrealized gains on investments, net of tax	135,626	136,214

Total shareholders’ equity	2,394,620	2,239,842

Total liabilities and shareholders’ equity	$8,244,430	$7,899,108

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three months ended March 31, 2008 and 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Gross premiums written	$396,874	$438,406
Premiums ceded	(70,302)	(80,562)

Net premiums written	326,572	357,844
Change in unearned premiums	(53,500)	(71,278)

Net premiums earned	273,072	286,566
Net investment income	76,931	72,648
Net realized investment gains (losses)	3,465	(6,484)

	353,468	352,730

EXPENSES:
Net losses and loss expenses	143,497	165,995
Acquisition costs	26,840	29,196
General and administrative expenses	43,271	33,203
Interest expense	9,510	9,374
Foreign exchange loss	476	32

	223,594	237,800

Income before income taxes	129,874	114,930
Income tax (recovery) expense	(1,071)	1,009

NET INCOME	130,945	113,921

Other comprehensive (loss) income Unrealized gains on investments arising during the period net of applicable deferred income tax expense 2008: ($251); 2007: ($817)	15,364	18,533
Reclassification adjustment for net realized (gains) losses included in net income	(15,952)	6,484

Other comprehensive (loss) income	(588)	25,017

COMPREHENSIVE INCOME	$130,357	$138,938

PER SHARE DATA
Basic earnings per share	$2.68	$1.89
Diluted earnings per share	$2.55	$1.83
Weighted average common shares outstanding	48,811,932	60,333,209
Weighted average common shares and common share equivalents outstanding	51,380,423	62,207,941
Dividends declared per share	$0.18	$0.15
See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2008 and 2007
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842
Cumulative effect adjustment upon adoption of FAS 159	—	—	(26,262)	26,262	—
Net income	—	—	—	130,945	130,945
Dividends	—	—	—	(8,788)	(8,788)
Other comprehensive income	—	—	25,674	—	25,674
Stock compensation	3	6,944	—	—	6,947

March 31, 2008	$1,465	$1,288,776	$135,626	$968,753	$2,394,620

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084
Net income	—	—	—	113,921	113,921
Dividends	—	—	—	(9,052)	(9,052)
Other comprehensive income	—	—	25,017	—	25,017
Stock compensation	3	6,005	—	—	6,008

March 31, 2007	$1,812	$1,828,612	$31,481	$494,073	$2,355,978

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007
(Expressed in thousands of United States dollars)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$130,945	$113,921
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(27,322)	(2,898)
Impairment charges for other-than-temporary impairments on investments	11,370	9,382
Change in fair value of hedge fund investments	12,487	—
Amortization of premiums net of accrual of discounts on fixed maturities	(1,005)	(88)
Amortization and depreciation of fixed assets	2,206	2,075
Amortization of discount and expenses on senior notes	111	104
Stock compensation expense	6,154	6,316
Insurance balances receivable	(72,289)	(95,970)
Prepaid reinsurance	16,434	5,258
Reinsurance recoverable	(75,958)	21,055
Accrued investment income	13,374	6,941
Deferred acquisition costs	(4,324)	(7,139)
Net deferred tax assets	472	79
Other assets	(1,450)	(2,228)
Reserve for losses and loss expenses	128,415	26,227
Unearned premiums	37,066	66,020
Unearned ceding commissions	(2,165)	1,438
Reinsurance balances payable	(6,738)	30,519
Accounts payable and accrued liabilities	(14,926)	(23,214)

Net cash provided by operating activities	152,857	157,798

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(586,715)	(866,584)
Purchases of other invested assets	(18,845)	(3,873)
Sales of fixed maturity investments	1,067,763	698,521
Sales of other invested assets	83,206	2,976
Net cash used for acquisition	(44,052)	—
Purchase of intangible assets	(10,794)	—
Changes in securities lending collateral received	(190,326)	230,032
Purchase of fixed assets	(281)	(4,929)
Change in restricted cash	(72,163)	(62,590)

Net cash provided by (used in) investing activities	227,793	(6,447)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	550	—
Changes in securities lending collateral	190,326	(230,032)

Net cash provided by (used in) financing activities	190,876	(230,032)

Effect of exchange rate changes on foreign currency cash	229	148
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	571,755	(78,533)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,582	366,817

CASH AND CASH EQUIVALENTS, END OF PERIOD	$774,337	$288,284

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$5,354	$1,600
— Cash paid for interest expense	18,750	19,271
— Change in balance receivable on sale of investments	78,675	(8,694)
— Change in balance payable on purchase of investments	(141,462)	46,517

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
1.  GENERAL
     Allied World Assurance Company Holdings, Ltd (“Holdings”) was incorporated in Bermuda on November 13, 2001. Holdings, through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States, Ireland and the United Kingdom.
2.  BASIS OF PREPARATION AND CONSOLIDATION
     These unaudited condensed consolidated financial statements include the accounts of Holdings and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:
•	The premium estimates for certain reinsurance agreements,

•	Recoverability of deferred acquisition costs,

•	The reserve for losses and loss expenses,

•	Valuation of ceded reinsurance recoverables,

•	Valuation of financial instruments, and

•	Determination of other-than-temporary impairment of investments.
     Intercompany accounts and transactions have been eliminated on consolidation, and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the unaudited condensed consolidated statements of cash flows have been made to the prior period’s amounts to conform to the current period’s presentation.
     These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financials statements, and related notes thereto, included in the Company’s Annual Report on Form  10-K for the year ended December 31, 2007.
3.  NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. The Company adopted FAS 159 as of January 1, 2008. See Note 7 “Fair Value of Financial Instruments” regarding the Company’s adoption of FAS 159.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
     In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 as of January 1, 2008. See Note 7 “Fair Value of Financial Instruments” regarding the Company’s adoption of FAS 157.
     In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) replaces FAS No. 141 “Business Combinations” (“FAS 141”), but retains the fundamental requirements in FAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires acquisition-related costs to be recognized separately from the acquisition, requires assets acquired and liabilities assumed arising from contractual contingencies to be recognized at their acquisition-date fair values and requires goodwill to be recognized as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 141(R) and its potential impact on future financial statements.
     In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The presentation and disclosure requirements of FAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the provisions of FAS 160 and its potential impact on future financial statements.
     In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced interim and annual disclosures about an entity’s derivative and hedging activities including how and why the entity uses derivative instruments, how the entity accounts for its derivatives under FAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities), and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 161 and its potential impact on future financial statements.
4.  ACQUISITION OF FINIAL INSURANCE COMPANY
     In November 2007, Allied World Assurance Holdings (U.S.) Inc. entered into an agreement to purchase all of the outstanding stock of Finial Insurance Company (formerly known as Converium Insurance (North America) Inc.) from Finial Reinsurance Company, an affiliate of Berkshire Hathaway Inc. Finial Insurance Company was renamed Allied World Reinsurance Company, is currently licensed to write insurance and reinsurance in 49 states and the District of Columbia and has been used to launch the Company’s new reinsurance operations in the United States. This transaction closed on February 29, 2008 for a purchase price of $12,000 plus the Finial Insurance Company’s policyholders’ surplus of $47,082 and an adjustment for the difference between the fair values of investments acquired under U.S. GAAP and statutory reporting of $300. The total purchase price of $59,382 was paid in cash from existing resources. As a part of the acquisition, the Company recorded $10,794 of intangible assets with indefinite lives for the value of the insurance and reinsurance licenses acquired. The remaining assets and liabilities acquired were principally comprised of bonds, at fair value, of $31,690, cash of $15,330, other assets of $1,568, and a reserve for losses and loss expenses of $104,914, of which 100% are recorded as “reinsurance recoverable” as the entire reserve for losses and loss expenses is ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
5.  INVESTMENTS
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of total investments by category as of March 31, 2008 and December 31, 2007 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2008
U.S. government and government agencies	$1,711,844	$105,983	$—	$1,817,827
Non-U.S. government and government agencies	109,052	18,529	(20)	127,561
Corporate	1,131,653	22,119	(11,325)	1,142,447
Mortgage backed	1,977,417	21,692	(11,093)	1,988,016
Asset backed	141,764	1,350	(239)	142,875

Total fixed maturity investments, available for sale	5,071,730	169,673	(22,677)	5,218,726
Hedge funds	191,195	—	—	191,195
Global high-yield bond fund	81,220	—	(5,281)	75,939
Other invested assets	1,160	—	—	1,160

	$5,345,305	$169,673	$(27,958)	$5,487,020

December 31, 2007
U.S. government and government agencies	$1,987,577	$65,653	$(6)	$2,053,224
Non-U.S. government and government agencies	100,440	18,694	(291)	118,843
Corporate	1,248,338	10,114	(5,835)	1,252,617
Mortgage backed	2,095,561	22,880	(902)	2,117,539
Asset backed	164,027	897	(4)	164,920

Total fixed maturity investments, available for sale	5,595,943	118,238	(7,038)	5,707,143
Hedge funds	215,173	27,250	(988)	241,435
Global high-yield bond fund	75,125	4,424	—	79,549
Other invested assets	1,160	—	—	1,160

	$5,887,401	$149,912	$(8,026)	$6,029,287

     Due to the adoption of FAS 159 as of January 1, 2008, the Company’s investment in hedge funds is included in “other invested assets, at fair value” on the unaudited condensed consolidated balance sheet. As of March 31, 2008, the Company’s investments in the global high-yield bond fund and other invested assets are included in “other invested assets available for sale, at fair value” on the unaudited condensed consolidated balance sheet. As of December 31, 2007, the Company’s investment in hedge funds, the global high-yield bond fund and other invested assets were included in “other invested assets available for sale, at fair value” on the unaudited condensed consolidated balance sheet.
     On a quarterly basis, the Company reviews the carrying value of its investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then the Company records a realized loss in the consolidated statements of operations and comprehensive income in the period that it is determined.
     As of March 31, 2008, the Company’s investment portfolio had gross unrealized losses of $27,958 and were primarily the result of the widening of overall sector credit spreads for our fixed maturity investments. Following the Company’s review of the securities in its investment portfolio, 83 securities were considered to be other-than-temporarily impaired for the three months ended March 31, 2008. Consequently, the Company recorded an other-than-temporary impairment charge within “net realized investment gains (losses)” on the unaudited condensed consolidated statement of operations and comprehensive income of $11,370 for the three months ended March 31, 2008. The declines in market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities due to the widening of credit spreads caused by the continued decline in the U.S. housing

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
market. All of the residential and commercial mortgage-backed securities written down were AAA rated securities. Given the current market environment for mortgage-backed securities, it is difficult to determine when recovery will occur and as such the Company recorded an other-than-temporary charge. During the three months ended March 31, 2007, 302 securities were considered to be other-than-temporarily impaired and as a result the Company recorded a charge of $9,382 within “net realized investment gains (losses)” on the unaudited condensed consolidated statement of operations and comprehensive income.
     During 2007, the Company submitted a redemption notice to sell its shares in the Goldman Sachs Global Equity Opportunities Fund, plc. The Company sold its shares on February 29, 2008 and recognized a loss on the sale of $278, which is included in “net realized investment gains (losses)” in the unaudited condensed consolidated statements of operations and comprehensive income.
6. DEBT AND FINANCING ARRANGEMENTS
     On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the Senior Notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%. The Company used a portion of the proceeds from the Senior Notes to repay the outstanding amount of its then existing credit agreement as well as to provide additional capital to its subsidiaries and for other general corporate purposes.
     The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the Senior Notes prior to maturity. The Senior Notes contain certain covenants that include: (i) limitations on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets. The Company was in compliance with all covenants related to its Senior Notes as of March 31, 2008 and December 31, 2007.
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
     In March 2007, the Company entered into a collateralized $750,000 amended letter of credit facility (the “Credit Facility”) with Citibank Europe plc. The Credit Facility will be used to issue standby letters of credit.
     In November 2007, the Company entered into a $800,000 five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. The Company is in compliance with all covenants under the Facility as of March 31, 2008 and December 31, 2007.
     The Company currently has access to up to $1,550,000 in letters of credit under the two letter of credit facilities described above. These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of letters of credit outstanding at any given time. As of March 31, 2008 and December 31, 2007, there were outstanding letters of credit totaling $872,033 and $922,206, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $1,341,765 as of March 31, 2008, compared to $1,170,731 as of December 31, 2007.
     At this time, the Company uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. The Company also has cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of March 31, 2008, total trust account deposits were $742,644 compared to $802,737 as of December 31, 2007.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company adopted FAS 159 as of January 1, 2008, and has elected the fair value option for its hedge fund investments, which are classified as “other invested assets, at fair value” in the unaudited condensed consolidated balance sheets. At the time of adoption, the fair value and carrying value of the hedge fund investments were $241,435 and the net unrealized gain was $26,262. These funds are comprised of liquid portfolios that have no fixed maturity with the objective of achieving current income and capital appreciation. The Company has elected the fair value option for its hedge fund investments as the Company believes that recognizing changes in the fair value of the hedge funds in the consolidated statements of operations and comprehensive income each period better reflects the results of the Company’s investment in the hedge funds rather than recognizing changes in fair value in accumulated other comprehensive income.
     Upon adoption of FAS 159, the Company reclassified the net unrealized gain related to the hedge funds of $26,262 from “accumulated other comprehensive income” and recorded a cumulative-effect adjustment in “retained earnings”. There was no net deferred tax liability associated with the net unrealized gain as the hedge fund investments are held by Holdings’ Bermuda insurance subsidiary, which pays no income tax. Any subsequent change in unrealized gain or loss of “other invested assets, at fair value” will be recognized in the consolidated statements of operations and comprehensive income and included in “net realized investment gains (losses)”. Prior to the adoption of FAS 159 any change in unrealized gain or loss was included in “accumulated other comprehensive income” in the unaudited condensed consolidated balance sheet. The net loss recognized for the change in fair value of the hedge fund investments in the unaudited condensed consolidated statements of operations and comprehensive income during the three months ended March 31, 2008 was $12,487.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
     The Company adopted FAS 157 as of January 1, 2008. This statement defines fair value and establishes a framework for measuring fair value under U.S. GAAP. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:
•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.
     The following table shows the fair value of the Company’s financial instruments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of March 31, 2008.

			Fair value measurement using:
			Quoted prices
			in active
			markets for	Significant other	Significant
	Carrying	Total fair	identical assets	observable inputs	unobservable
	amount	value	(Level 1)	(Level 2)	inputs (Level 3)
U.S. government and government agencies	$1,817,827	$1,817,827	$932,046	$885,781
Non-U.S. government and government agencies	127,561	127,561		127,561
Corporate	1,142,447	1,142,447		1,142,447
Mortgage backed	1,988,016	1,988,016		1,988,016
Asset backed	142,875	142,875		142,875

Total fixed maturity investments, available for sale	5,218,726	5,218,726
Total other invested assets, available for sale	77,099	77,099		77,099
Total other invested assets, fair value	191,195	191,195			191,195

Total investments	5,487,020	5,487,020

Senior notes	498,710	491,640		491,640
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2008.
     U.S. government and U.S. government agencies: Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.
     Non-U.S. government and government agencies: Comprised of fixed income obligations of non-U.S. governmental entities. The fair values of these securities are based on broker-dealer quotes, and are included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
     Corporate: Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 do not constitute more than 5% of the market value of the Company’s fixed income securities and are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using spread above the London Interbank Offering Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from dealer quotes, trade prices and the new issue market. As the inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
     Mortgage-backed: Principally comprised of AAA-rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from dealer quotes, trade prices and the new issue market. As the inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
     Asset-backed: Comprised of primarily AAA-rated bonds backed by pools of automobile loan receivables, home equity loans and credit card receivables originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
     Other invested assets available for sale: Principally comprised of an open-end global high-yield bond fund that invests in non-investment grade bonds issued by various issuers and industries. The fair value of the global high-yield bond fund is based on the net asset value as reported by the fund manager. The net asset value is an observable input as it is quoted on a market exchange on a daily basis. The fair value of the global high-yield bond fund is included in the Level 2 fair value hierarchy.
     Other invested assets, at fair value: Comprised of several hedge funds with objectives to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate dissolution. The Company considers these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. The Company used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recorded during the three months ended March 31, 2008 was $215. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the Company’s hedge funds are included in the Level 3 fair value hierarchy.
     Senior notes: The fair value of the senior notes is based on the price as published by Bloomberg, which was 98.33% of their principal amount, providing an effective yield of 7.77% as of March 31, 2008. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs
(Level 3).

Fair value
measurement using
significant
unobservable
inputs (Level 3):
hedge funds
Balance classified as Level 3, January 1, 2008	$241,435
Total gains or losses included in earnings:
Net realized gains	1,229
Change in fair value of hedge fund investments	(12,487)
Purchases or sales	(38,982)
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2008	$191,195

8.  INCOME TAXES
     Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the U.K. and Ireland. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the fiscal years from 2004 to the present. The tax years open to examination by the Inland Revenue for the U.K. branches are fiscal years from 2004 to the present. The tax years open to examination by Irish Revenue Commissioners for the Irish subsidiaries are the fiscal years from 2003 to the present. To the best of the Company’s knowledge, there are no examinations pending by the U.S. Internal Revenue Service, the Inland Revenue or the Irish Revenue Commissioners.
     Management has deemed all material tax provisions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company has not recorded any interest or penalties during the three-month periods ended March 31, 2008 and 2007 and has not accrued any payment of interest and penalties as of March 31, 2008 and December 31, 2007.
     The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2008.
9.  SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of March 31, 2008 and December 31, 2007 was $10,000.
     The issued share capital consists of the following:

	March 31, 2008	December 31, 2007
Common shares issued and fully paid, par value $0.03 per share	48,841,837	48,741,927

Share capital at end of period	$1,465	$1,462

     As of March 31, 2008, there were outstanding 34,925,119 voting common shares and 13,916,718 non-voting common shares.
b)  Dividends
     In February 2008, the Company declared a quarterly dividend of $0.18 per common share payable on April 3, 2008 to shareholders of record on March 18, 2008. The total dividend payable amounted to $8,788 and has been included in the unaudited condensed consolidated balance sheets.
     In March 2007, the Company declared a quarterly dividend of $0.15 per common share payable on April 5, 2007 to shareholders of record on March 20, 2007. The total dividend payable amounted to $9,052.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
10.  EMPLOYEE BENEFIT PLANS
a) Employee option plan
     In 2001, the Company implemented the Allied World Assurance Company Holdings, Ltd Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). Under the Plan, up to 2,000,000 common shares of Holdings may be issued. Holdings has filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register common shares issued or reserved for issuance under the Plan. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued are determined by the compensation committee of the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	Three months ended March 31, 2008
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,223,875	$31.03
Granted	257,300	43.27
Exercised	(18,733)	29.35
Forfeited	(3,917)	37.04

Outstanding at end of period	1,458,525	$33.19

     Assumptions used in the option-pricing model for the options granted during the three months ended March 31, 2008:

	Options granted during
	the three months ended
	March 31, 2008
Expected term of option	6.25	years
Weighted average risk-free interest rate	2.50%
Expected volatility	23.46%
Dividend yield	1.66%
Weighted average fair value on grant date	$9.78

     There is limited historical data available for the Company to base the expected term of the options. As these options are considered to have standard characteristics, the Company has used the simplified method to determine the expected life as set forth in the SEC’s Staff Accounting Bulletin 107 and 110. Likewise, as the Company became a public company in July 2006, there is limited historical data available on which to base the volatility of its common shares. As such, the Company used the average of five volatility statistics from comparable companies, as well as the Company’s volatility, in order to derive the volatility value above. The Company has assumed a forfeiture rate of 4.91% in determining the compensation expense over the service period.
     Compensation expense of $548 and $689 relating to the options has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, the Company recorded in “additional paid-in capital” on the unaudited condensed consolidated balance sheets an amount of $13,271 and $11,840, respectively, in connection with all options granted.
b)  Stock incentive plan
     In 2004, the Company implemented the Allied World Assurance Company Holdings, Ltd Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, restricted stock units (“RSUs”), dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date only RSUs have been granted. These RSUs generally vest pro-rata over four years from the date of grant or in the fourth or fifth year from the original grant date.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)

	Three months ended March 31, 2008
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	820,890	$36.09
RSUs granted	239,479	43.27
RSUs fully vested	(75,097)	34.00
RSUs forfeited	(26,834)	35.13

Outstanding RSUs at end of period	958,438	$38.07

     Compensation expense of $1,476 and $1,987 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2008 and 2007, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. The Company has assumed a forfeiture rate of 4.30% in determining the compensation expense over the service period. As of March 31, 2008 and December 31, 2007, the Company has recorded $13,721 and $12,337, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the RSUs awarded.
c)  Long-term incentive plan
     In 2006, the Company implemented the Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2008 will generally vest after three years, or in the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP.

	Three months ended March 31, 2008
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	590,834	$40.09
LTIP awards granted	507,152	43.27
LTIP awards subjected to accelerated vesting	(11,667)	34.00
LTIP awards forfeited	(20,000)	43.40

Outstanding LTIP awards at end of period	1,066,319	$41.61

     Compensation expense of $4,129 and $3,640 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2008 and 2007, respectively. The compensation expense for the LTIP is based on the fair market value of Holdings’ common shares at the time of grant. As of March 31, 2008 and December 31, 2007, the Company has recorded $20,532 and $16,403, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the LTIP awards.
     In calculating the compensation expense, and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated for the LTIP awards granted in 2006 and 2007 that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. For the LTIP awards granted in 2008 it is estimated that the target performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the target performance goals the LTIP awards granted in 2008 are expensed at 100% of the fair market value of Holdings’ common shares on the date of grant. The expense is recognized over the performance period.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
     The total stock compensation expense of $6,154 and $6,316 relating to the stock options, RSUs and LTIP awards has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2008 and 2007, respectively.
11.  EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2008	2007
Basic earnings per share
Net income	$130,945	$113,921
Weighted average common shares outstanding	48,811,932	60,333,209

Basic earnings per share	$2.68	$1.89

	Three Months Ended
	March 31,
	2008	2007
Diluted earnings per share
Net income	$130,945	$113,921
Weighted average common shares outstanding	48,811,932	60,333,209
Share equivalents:
Warrants and options	1,602,689	1,366,365
Restricted stock units	403,294	316,544
LTIP awards	562,508	191,823

Weighted average common shares and common share equivalents outstanding — diluted	51,380,423	62,207,941

Diluted earnings per share	$2.55	$1.83

     For the three-month period ended March 31, 2008, 23,000 employee stock options were considered antidilutive and were therefore excluded from the calculation of the diluted earnings per share. For the three-month period ended March 31, 2007, 215,650 employee stock options were considered antidilutive and were therefore excluded from the calculation of the diluted earnings per share.
12.  SEGMENT INFORMATION
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
The “combined ratio” is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.
     The following table provides a summary of the segment results for the three months ended March 31, 2008 and 2007.

Three Months Ended March 31, 2008	Property	Casualty	Reinsurance	Total
Gross premiums written	$86,060	$121,063	$189,751	$396,874
Net premiums written	46,597	90,634	189,341	326,572
Net premiums earned	43,581	109,115	120,376	273,072
Net losses and loss expenses	(14,747)	(73,115)	(55,635)	(143,497)
Acquisition costs	(549)	(3,270)	(23,021)	(26,840)
General and administrative expenses	(10,494)	(23,708)	(9,069)	(43,271)

Underwriting income	17,791	9,022	32,651	59,464
Net investment income				76,931
Net realized investment gains				3,465
Interest expense				(9,510)
Foreign exchange loss				(476)

Income before income taxes				$129,874

Loss and loss expense ratio	33.8%	67.0%	46.2%	52.5%
Acquisition cost ratio	1.3%	3.0%	19.1%	9.8%
General and administrative expense ratio	24.1%	21.7%	7.5%	15.9%

Combined ratio	59.2%	91.7%	72.8%	78.2%

Three Months Ended March 31, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$101,865	$125,189	$211,352	$438,406
Net premiums written	46,132	100,645	211,067	357,844
Net premiums earned	44,491	124,409	117,666	286,566
Net losses and loss expenses	(6,865)	(90,367)	(68,763)	(165,995)
Acquisition costs	(332)	(6,038)	(22,826)	(29,196)
General and administrative expenses	(7,757)	(15,307)	(10,139)	(33,203)

Underwriting income	29,537	12,697	15,938	58,172
Net investment income				72,648
Net realized investment losses				(6,484)
Interest expense				(9,374)
Foreign exchange loss				(32)

Income before income taxes				$114,930

Loss and loss expense ratio	15.4%	72.6%	58.4%	57.9%
Acquisition cost ratio	0.8%	4.9%	19.4%	10.2%
General and administrative expense ratio	17.4%	12.3%	8.6%	11.6%

Combined ratio	33.6%	89.8%	86.4%	79.7%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three months ended March 31, 2008 and 2007. All inter-company premiums have been eliminated.

	Three Months Ended
	March 31,
	2008	2007
Bermuda	$263,541	$290,602
United States	23,120	22,910
Europe	39,911	44,332

Total net premiums written	$326,572	$357,844

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
13.  SUBSEQUENT EVENTS
     On May 8, 2008, the Company declared a quarterly dividend of $0.18 per common share, payable on June 12, 2008 to shareholders of record on May 27, 2008. At the 2008 Annual General Meeting held on May 8, 2008, shareholders of Holdings approved the Second Amended and Restated 2001 Employee Stock Option Plan to increase by 2,000,000 common shares (from 2,000,000 to 4,000,000) the total number of Holdings’ common shares that may be issued thereunder, and extend the termination date from June 9, 2016 to May 8, 2018, after which date no awards may be granted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only.
Note on Forward-Looking Statement
     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2008. We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of March 31, 2008, we had $8.2 billion of total assets, $2.4 billion of shareholders’ equity and $2.9 billion of total capital, which includes shareholders’ equity and senior notes.
     During the year ended December 31, 2007, we experienced rate declines from increased competition across all of our operating segments. This trend of increased competition and decreasing rates has continued during the three months ended March 31, 2008, and we expect this trend to continue during the remainder of 2008. Given this trend, we continue to be selective in the policies and reinsurance contracts we underwrite. Our consolidated gross premiums written decreased $41.5 million, or 9.5%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our net income for the three months ended March 31, 2008 increased $17.0 million, or 15.0%, to $130.9 million compared to $113.9 million for the three months ended March 31, 2007. Net income for the three months ended March 31, 2008 included net investment income of $76.9 million compared to $72.6 million for the three months ended March 31, 2007.
Relevant Factors
Revenues
     We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized gains or losses. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net realized gains or losses include (1) net realized investment gains or losses from the sale of investments, (2) write-downs related to declines in the market value of securities on our available for sale portfolio that were considered to be other than temporary and (3) the change in the fair value of investments that we mark-to-market in the condensed consolidated statements of operations and comprehensive income.

Expenses
     Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses incurred are comprised of three main components:
•	losses paid, which are actual cash payments to insureds or losses payable to insureds, net of recoveries from reinsurers;

•	outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	reserves for losses incurred but not reported, or “IBNR”, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and/or actuarial evaluation. The portion recoverable from reinsurers is deducted from the gross estimated loss.
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
     General and administrative expenses include personnel expenses including stock-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense, increased rent expense for our U.S. offices and additional amortization expense for building-related and infrastructure expenditures. We believe this trend will continue during the remainder of 2008 as we continue to hire additional staff and build our infrastructure.
Ratios
     Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and other-than-temporary impairment of investments. For a detailed discussion of our critical accounting policies please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report, except as discussed below related to the valuation of financial instruments.
Fair Value of Financial Instruments
     Under existing accounting principles generally accepted in the United States (“U.S. GAAP”), we are required to recognize certain assets at their fair value in our condensed consolidated balance sheets. This includes our fixed maturity investments, global high-yield bond fund, hedge funds and other invested assets. Fair value, as defined in Financial Accounting Standard No. 157 “Fair Value Measurements” (“FAS 157”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:
•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.
     At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques used by us to determine the fair value of financial instruments held as of March 31, 2008 and what level within the FAS 157 fair value hierarchy the valuation technique resides.
     U.S. government and U.S. government agencies: Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.
     Non-U.S. government and government agencies: Comprised of fixed income obligations of non-U.S. governmental entities. The fair values of these securities are based on broker-dealer quotes, and are included in the Level 2 fair value hierarchy.
     Corporate: Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 do not constitute more than 5% of the market value of our fixed income securities and are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using spread above the London Interbank Offering Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from dealer quotes, trade prices and the new issue market. As the inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
     Mortgage-backed: Principally comprised of AAA-rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from dealer quotes, trade prices and the new issue market. As the inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
     Asset-backed: Comprised of primarily AAA-rated bonds backed by pools of automobile loan receivables, home equity loans and credit card receivables originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
     Other invested assets available for sale: Principally comprised of an open-end global high-yield bond fund that invests in non-investment grade bonds issued by various issuers and industries. The fair value of the global high-yield bond fund is based on the net asset value as reported by the fund manager. The net asset value is an observable input as it is quoted on a market exchange on a daily basis. The fair value of the global high-yield bond fund is included in the Level 2 fair value hierarchy.

     Other invested assets, at fair value: Comprised of several hedge funds with objectives to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate dissolution. We consider these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. We used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recorded during the three months ended March 31, 2008 was $0.2 million. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the our hedge funds are included in the Level 3 fair value hierarchy. Our hedge funds are the only assets that use Level 3 inputs in determining fair value. The hedge funds represent 3.5% of our total investments.
     There have been no material changes to any of our valuation techniques from what was used as of December 31, 2007. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months
	Ended March 31,
	2008	2007
	($ in millions)
Gross premiums written	$396.9	$438.4

Net premiums written	326.6	357.8

Net premiums earned	273.1	286.6
Net investment income	76.9	72.6
Net realized investment gains (losses)	3.5	(6.5)

	$353.5	$352.7

Net losses and loss expenses	$143.5	$166.0
Acquisition costs	26.8	29.2
General and administrative expenses	43.3	33.2
Interest expense	9.5	9.4
Foreign exchange loss	0.5	—

	$223.6	$237.8

Income before income taxes	$129.9	$114.9
Income tax (recovery) expense	(1.0)	1.0

Net income	$130.9	$113.9

Ratios
Loss and loss expense ratio	52.5%	57.9%
Acquisition cost ratio	9.8	10.2
General and administrative expense ratio	15.9	11.6
Expense ratio	25.7	21.8
Combined ratio	78.2	79.7
Comparison of Three Months Ended March 31, 2008 and 2007
Premiums
     Gross premiums written decreased by $41.5 million, or 9.5%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy and contract terms and conditions), increased competition and decreasing rates for new and renewal business in each of our operating segments. Also causing lower gross premiums written for our reinsurance segment was the fact that some cedents increased their retentions and purchased less reinsurance.
     The table below illustrates our gross premiums written by geographic location for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Bermuda	$297.2	$334.2	$(37.0)	(11.1)%
Europe	63.9	71.6	(7.7)	(10.8)
United States	35.8	32.6	3.2	9.8

	$396.9	$438.4	$(41.5)	(9.5)%

     Net premiums written decreased by $31.2 million, or 8.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, a lower percentage decrease than that of gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 17.7% of gross premiums written for the three months ended March 31, 2008 compared to 18.4% for the same period in 2007. The decrease in the cession percentage was due to lower reinsurance utilization in our property segment, partially offset by increased reinsurance utilization in our casualty segment.
     Net premiums earned decreased by $13.5 million, or 4.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of lower net premiums written. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the three months ended March 31, 2008.
     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended March 31,
	2008	2007	2008	2007
Property	21.7%	23.2%	16.0%	15.5%
Casualty	30.5	28.6	40.0	43.4
Reinsurance	47.8	48.2	44.0	41.1
     The increase in the percentage of casualty gross premiums written reflects the continued growth of our U.S. operations, where casualty gross premiums written increased by $5.6 million, or 24.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
  Net Investment Income and Realized Investment Gains (Losses)
     Net investment income increased by $4.3 million, or 5.9%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily the result of a $4.0 million increase in the dividend received from our global high-yield bond fund, as well as an approximate 4.5% increase in the market value of the average aggregate invested assets from March 31, 2007 to March 31, 2008. The dividend from the global high-yield bond fund increased from $2.1 million for the three months ended March 31, 2007 to $6.1 million for the three months ended March 31, 2008. Our aggregate invested assets grew due to positive operating cash flows partially offset by funds used to acquire our common shares from American International Group, Inc. in December 2007. For both the three months ended March 31, 2008 and 2007, we incurred investment management fees of $1.4 million.
     For the three months ended March 31, 2008 and 2007, the annualized period book yield of the investment portfolio was 4.7%. As of March 31, 2008, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 3.0 years as of March 31, 2008.
     Net realized investment gains (losses) increased by $10.0 million from a net loss of $6.5 million to a net gain of $3.5 million. Net realized investment gains for the three months ended March 31, 2008 included net realized gains of $27.4 million from the sale of securities. We sold a number of securities during the three months ended March 31, 2008 to capitalize the initial operations of our U.S. reinsurance platform, which will be reinvested. Also included in the net realized investment gains for the three months ended March 31, 2008 was a loss of $12.5 million related to the mark-to-market of our hedge fund investments. On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”) and elected to fair value our hedge fund investments. As a result, any change in the fair value of our hedge fund investments is recognized as realized investment gains or losses in the condensed consolidated statements of operations and comprehensive income at each reporting period. As we adopted FAS 159 in 2008, there were no realized investment gains or losses recognized from our hedge fund investments in the unaudited condensed consolidated statement of operations and comprehensive income during the three months ended March 31, 2007 as the change in fair value was included in “accumulated other comprehensive income” in the unaudited condensed consolidated balance sheet. During the three months ended March 31, 2008, net realized investment gains included a write-down of approximately $11.4 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities due to the widening of credit spreads caused by the continued decline in the U.S. housing market. All of the residential and commercial mortgage-backed securities written down were AAA rated securities. Given the current market environment for mortgage-backed securities, it is difficult to determine when recovery will occur and as such we recorded an other-than-temporary charge. During the three months ended March 31, 2007, the net loss on fixed income investments included a write-down of approximately $9.4 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary.
   Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $22.5 million, or 13.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The primary reasons for the reduction in these expenses were favorable prior year loss development and lower earned premiums during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Because our net exposures tend to vary with net premiums earned, lower net premiums earned will reduce the ultimate loss reserve amount, and therefore, reduce the losses and loss expenses incurred. We were not subject to any material losses from catastrophes during the three months ended March 31, 2008 and 2007.
     We recorded net favorable reserve development related to prior years of approximately $53.1 million and $26.2 million during the three months ended March 31, 2008 and 2007, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the three months ended March 31, 2008:
•	We recognized net favorable reserve development of $33.2 million related to the 2005 windstorms, of which $10.5 million was recognized by our property segment and $22.7 million was recognized by our reinsurance segment. We recognized the net favorable reserve development for the 2005 windstorms due to less than anticipated reported loss activity over the past twelve months. Accordingly, as of March 31, 2008, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $387.7 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable reserve development of $10.6 million, excluding the 2005 windstorms, was recognized by our property segment primarily as a result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2002, 2003, 2006 and 2007 loss years.

•	Net favorable reserve development of $9.3 million was recognized by our casualty segment primarily as a result of general casualty and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2005 loss years.
     The following is a breakdown of the major factors contributing to the net favorable reserve development for the three months ended March 31, 2007:

•	Net favorable reserve development of $13.3 million, excluding catastrophes, for our property segment was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2006 loss year.

•	Net favorable reserve development of $12.6 million related to the 2005 windstorms.

•	Net favorable reserve development of $1.0 million primarily due to additional recoveries under our property catastrophe reinsurance protection related to Hurricane Frances.

•	Net unfavorable reserve development of $0.7 million for our casualty segment, which included net unfavorable reserve development of $27.8 million for loss years 2002 and 2005 due to a higher incidence of reported losses in our 2002 professional liability business and our 2005 general casualty business. This was offset by net favorable reserve development of $27.1 million in our general casualty, professional liability and healthcare business due to actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2004 loss years.
     The loss and loss expense ratio for the three months ended March 31, 2008 was 52.5%, compared to 57.9% for the three months ended March 31, 2007. Net favorable reserve development recognized in the three months ended March 31, 2008 reduced the loss and loss expense ratio by 19.4 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 71.9%. Net favorable reserve development recognized in the three months ended March 31, 2007 reduced the loss and loss expense ratio by 9.1 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 67.0%. The increase in the loss and loss expense ratio for the current period’s business was due to higher than expected reported loss activity in our property segment, as well as a decline in net premiums earned due to lower rates on new and renewal business for each of our operating segments. During the three months ended March 31, 2008, there were a number of large individual property losses throughout the world to which we had exposure, including losses from tornadoes in the United States, fires in the United States, Asia and Africa and flooding in Africa. These losses were not considered to be individually material to our results of operations, but in the aggregate resulted in net reported losses and loss expenses of approximately $15.0 million.
     We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies and reinsurance contracts we write. We have high attachment points for our professional liability policies and reinsurance contracts, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability policies with potential subprime and credit related exposure is approximately $126 million with average limits of $12 million (gross of reinsurance). Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. For our professional liability reinsurance contracts with potential subprime and credit related exposure, the average attachment point is approximately $89 million with average limits of $1.5 million. At this time we believe, based on the claims information received to date, our current IBNR is adequate to meet any potential subprime and credit related losses. As of March 31, 2008, we have recorded case reserves of $3.8 million in our reinsurance operating segment for subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     The following table shows the components of the decrease in net losses and loss expenses of $22.5 million for the three months ended March 31, 2008 from the three months ended March 31, 2007.

	Three Months
	Ended
	March 31,		Dollar
	2008	2007	Change
	($ in millions)
Net losses paid	$92.6	$119.2	$(26.6)
Net change in reported case reserves	1.4	(21.0)	22.4
Net change in IBNR	49.5	67.8	(18.3)

Net losses and loss expenses	$143.5	$166.0	$(22.5)

     Net losses paid have decreased $26.6 million for the three months ended March 31, 2008 primarily due to lower claim payments relating to the 2004 and 2005 windstorms than the amount paid during the three months ended March 31, 2007. During the three months ended March 31, 2008, $13.7 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $35.4 million during the three months ended March 31, 2007. During the three months ended March 31, 2008, we recovered $4.5 million on our property catastrophe reinsurance protection in relation to losses paid as a result of Hurricanes Katrina and Rita compared to $9.4 million for the three months ended March 31, 2007. The increase in reported case reserves is due to increased case reserves for our casualty segment. The decrease in IBNR for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to net favorable loss reserve development and a reduction in business written, partially offset by increased loss reserves for our current period’s business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended March 31,
	2008	2007
	($ in millions)
Net reserve for losses and loss expenses, January 1	$3,237.0	$2,947.9
Incurred related to:
Current period non-catastrophe	196.6	192.2
Current period property catastrophe	—	—
Prior period non-catastrophe	(19.9)	(12.6)
Prior period property catastrophe	(33.2)	(13.6)

Total incurred	$143.5	$166.0
Paid related to:
Current period non-catastrophe	2.8	0.8
Current period property catastrophe	—	—
Prior period non-catastrophe	76.1	83.0
Prior period property catastrophe	13.7	35.4

Total paid	$92.6	$119.2
Foreign exchange revaluation	1.6	0.4

Net reserve for losses and loss expenses, March 31	3,289.5	2,995.1
Losses and loss expenses recoverable	758.7	668.1

Reserve for losses and loss expenses, March 31	$4,048.2	$3,663.2
Acquisition Costs
     Acquisition costs decreased by $2.4 million, or 8.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Acquisition costs as a percentage of net premiums earned were 9.8% for the three months ended March 31, 2008 compared to 10.2% for the same period in 2007. The decrease in this rate was primarily due to increased commissions received on ceded reinsurance in our casualty segment.
General and Administrative Expenses
     General and administrative expenses increased by $10.1 million, or 30.4%, for the three months ended March 31, 2008 compared to the same period in 2007. The following is a breakdown of the major factors contributing to the increase:
•	Salary and employee welfare costs increased by $5.6 million due to increased headcount, as well as a one-time expense of $3.3 million for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations. We increased our average staff count by approximately 9.9%.

•	Information technology costs increased by approximately $2.3 million due to the amortization of hardware and software as well as consulting costs required as part of the development of our technological infrastructure.

•	Rent increased by approximately $0.4 million due to additional office space in New York. There was a gain of $0.6 million on the sale of fixed assets from our previous office space in Bermuda during the three months ended March 31, 2007. No such gain on fixed assets occurred during the three months ended March 31, 2008.
     Our general and administrative expense ratio was 15.9% for the three months ended March 31, 2008, which was higher than the 11.6% for the three months ended March 31, 2007. The increase was primarily due to the factors discussed above, while net premiums earned declined.

     Our expense ratio was 25.7% for the three months ended March 31, 2008 compared to 21.8% for the three months ended March 31, 2007. The increase resulted from increased general and administrative expenses.
Interest Expense
     Interest expense increased by $0.1 million, or 1.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Interest expense incurred during the three months ended March 31, 2008 and 2007 represented one quarter of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.
Net Income
     Net income for the three months ended March 31, 2008 was $130.9 million compared to net income of $113.9 million for the three months ended March 31, 2007. The increase was primarily the result of favorable prior year loss development, increased net investment income and net realized investment gains that more than offset the reduction in net premiums earned. Net income for the three months ended March 31, 2008 included a net foreign exchange loss of $0.5 million and income tax recovery of $1.0 million. Net income for the three months ended March 31, 2007 included a small net foreign exchange loss and an income tax expense of $1.0 million.
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

Property Segment
     The following table summarizes the underwriting results and associated ratios for the property segment for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended
	March 31,
	2008	2007
	($ in millions)
Revenues
Gross premiums written	$86.1	$101.9
Net premiums written	46.6	46.1
Net premiums earned	43.6	44.5
Expenses
Net losses and loss expenses	$14.7	$6.8
Acquisition costs	0.6	0.3
General and administrative expenses	10.5	7.8
Underwriting income	17.8	29.6
Ratios
Loss and loss expense ratio	33.8%	15.4%
Acquisition cost ratio	1.3	0.8
General and administrative expense ratio	24.1	17.4
Expense ratio	25.4	18.2
Combined ratio	59.2	33.6
     Comparison of Three Months Ended March 31, 2008 and 2007
     Premiums.   Gross premiums written decreased $15.8 million, or 15.5%, for the three months ended March 31, 2008 compared to the same period in 2007. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
General property	$69.1	$79.9	$(10.8)	(13.5)%
Energy	16.9	21.7	(4.8)	(22.1)
Other	0.1	0.3	(0.2)	(66.7)

	$86.1	$101.9	$(15.8)	(15.5)%

     Net premiums written increased by $0.5 million, or 1.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This was primarily the result of the non-renewal of our energy treaty which expired on June 1, 2007, partially offset by the amendment of our general property treaty to cede a portion of certain energy classes. This amendment expired February 28, 2008 and was not renewed. Overall, we ceded 45.9% of gross premiums written for the three months ended March 31, 2008 compared to 54.7% for the three months ended March 31, 2007. Net premiums earned decreased $0.9 million, or 2.0%, primarily due to lower net premiums written in the general property line of business.
     Net losses and loss expenses.  Net losses and loss expenses increased by $7.9 million, or 116.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase in net losses and loss expenses was primarily the result of higher than expected loss activity for the current period’s business and lower net favorable reserve development recognized during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

     Overall, our property segment recorded net favorable reserve development of $21.1 million during the three months ended March 31, 2008 compared to net favorable reserve development of $25.7 million for the three months ended March 31, 2007.
     The $21.1 million of net favorable reserve development during the three months ended March 31, 2008 included the following:
•	Net favorable reserve development of $10.5 million related to the 2005 windstorms due to less than anticipated reported loss activity over the past twelve months.

•	Net favorable reserve development of $10.6 million, excluding the 2005 windstorms, primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2002, 2003, 2006 and 2007 loss years.
     The $25.7 million of net favorable reserve development during the three months ended March 31, 2007 included the following:
•	Net favorable reserve development of $13.3 million, primarily as a result of actual loss emergence for the general property business written in our Bermuda and U.S. offices being lower than the initial expected loss emergence for the 2006 loss year.

•	Net favorable reserve development of $8.7 million for Hurricanes Katrina, Rita and Wilma.

•	Net favorable reserve development of $3.7 million related to the 2004 windstorms.
     The loss and loss expense ratio for the three months ended March 31, 2008 was 33.8% compared to 15.4% for the three months ended March 31, 2007. Net favorable reserve development recognized in the three months ended March 31, 2008 reduced the loss and loss expense ratio by 48.4 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 82.2%. In comparison, net favorable reserve development recognized in the three months ended March 31, 2007 reduced the loss and loss expense ratio by 57.7 percentage points. Thus, the loss and loss expense ratio for that period’s business was 73.1%. The increase in the loss and loss expense ratio for the current period’s business was due to higher than expected reported loss activity in the current period as well as lower rates on new and renewal business. During the three months ended March 31, 2008, there were a number of large individual property losses throughout the world to which we had exposure, including losses from tornadoes in the United States, fires in the United States, Asia and Africa and flooding in Africa. These losses were not considered to be individually material to our results of operations, but in the aggregate resulted in net reported losses and loss expenses of approximately $15.0 million.
     Net paid losses for the three months ended March 31, 2008 and 2007 were $51.1 million and $49.7 million, respectively. The increase in paid losses was due to higher net paid losses for recent loss years during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, partially offset by lower net paid losses related to the 2004 and 2005 windstorms. During the three months ended March 31, 2008, approximately $9.2 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $23.5 million during the three months ended March 31, 2007.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended March 31,
	2008	2007
	($ in millions)
Net reserve for losses and loss expenses, January 1	$360.6	$423.9
Incurred related to:
Current period non-catastrophe	35.8	32.5
Current period property catastrophe	—	—
Prior period non-catastrophe	(10.6)	(13.3)
Prior period property catastrophe	(10.5)	(12.4)

Total incurred	$14.7	$6.8
Paid related to:
Current period non-catastrophe	1.3	0.8
Current period property catastrophe	—	—
Prior period non-catastrophe	40.6	25.4
Prior period property catastrophe	9.2	23.5

Total paid	$51.1	$49.7
Foreign exchange revaluation	1.6	0.4

Net reserve for losses and loss expenses, March 31	325.8	381.4
Losses and loss expenses recoverable	357.2	433.4

Reserve for losses and loss expenses, March 31	$683.0	$814.8
     Acquisition costs.  Acquisition costs increased by $0.3 million, or 100.0%, for the three months ended March 31, 2008 compared to March 31, 2007. The increase is due to less reinsurance utilization for our energy line of business, which reduced ceding commission income. The acquisition cost ratio increased to 1.3% for the three months ended March 31, 2008 from 0.8% for the same period in 2007 primarily as a result of lower ceding commissions earned on reinsurance we purchased, as we have ceded less premiums during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the ceding commission rates and amounts ceded will vary from renewal period to renewal period.
     General and administrative expenses.  General and administrative expenses increased by $2.7 million, or 34.6%, for the three months ended March 31, 2008 compared to three months ended March 31, 2007. The increase in general and administrative expenses was attributable to increased salary and employee welfare costs including a one-time expense of $0.5 million for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations, increased building-related costs and higher costs associated with information technology. The increase in the general and administrative expense ratio from 17.4% for the three months ended March 31, 2007 to 24.1% for the same period in 2008 was the result of the factors discussed above, while net premiums earned declined.

Casualty Segment
     The following table summarizes the underwriting results and associated ratios for the casualty segment for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007
	($ in millions)
Revenues
Gross premiums written	$121.1	$125.2
Net premiums written	90.6	100.6
Net premiums earned	109.1	124.4
Expenses
Net losses and loss expenses	$73.1	$90.4
Acquisition cost	3.3	6.0
General and administrative expenses	23.7	15.3
Underwriting income	9.0	12.7
Ratios
Loss and loss expense ratio	67.0%	72.6%
Acquisition cost ratio	3.0	4.9
General and administrative expense ratio	21.7	12.3
Expense ratio	24.7	17.2
Combined ratio	91.7	89.8
Comparison of Three Months Ended March 31, 2008 and 2007
     Premiums.  Gross premiums written decreased $4.1 million, or 3.3%, for the three months ended March 31, 2008 compared to the same period in 2007. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business. This was most noticeable for our Bermuda operations where gross premiums written decreased $5.3 million, or 7.4%, and our European operations where gross premiums written decreased $4.4 million, or 14.0%. This reduction was partially offset by an increase in the amount of business written through our U.S. offices as a result of the continued expansion of our U.S. operations. Gross premiums written by our U.S. operations increased $5.6 million, or 24.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Professional liability	$51.1	$56.2	$(5.1)	(9.1)%
General casualty	41.3	50.6	(9.3)	(18.4)
Healthcare	24.0	17.2	6.8	39.5
Other	4.7	1.2	3.5	291.7

	$121.1	$125.2	$(4.1)	(3.3)%

     Net premiums written decreased $10.0 million, or 9.9%, from $100.6 million for the three months ended March 31, 2007 to $90.6 million for the three months ended March 31, 2008. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty business for the three months ended March 31, 2008 compared to the same period in 2007. We ceded 25.1% of gross premiums written for the three months ended March 31, 2008 compared to 19.6% for the three months ended March 31, 2007. The percentage of premiums ceded were higher for each of our lines of business during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Net premiums earned decreased $15.3 million, or 12.3%, due to lower gross premiums written and increased reinsurance utilization.

     Net losses and loss expenses.  Net losses and loss expenses decreased by $17.3 million, or 19.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized and the reduction in net premiums earned. Overall, our casualty segment recorded net favorable reserve development of $9.3 million during the three months ended March 31, 2008 compared to net unfavorable reserve development of $0.7 million for the three months ended March 31, 2007.
     The net favorable reserve development of $9.3 million recognized during the three months ended March 31, 2008 was primarily the result of general casualty and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2005 loss years.
     The $0.7 million net unfavorable reserve development during the three months ended March 31, 2007 included the following:
•	Net unfavorable reserve development of $13.6 million and $14.2 million for loss years 2002 and 2005, respectively. We saw an increase in reported loss activity for 2002 professional liability and 2005 general casualty business written by our Bermuda subsidiary, and thus increased our reserves for the increased loss activity.

•	Net favorable reserve development of $17.3 million and $9.8 million for loss years 2003 and 2004, respectively. For our general casualty, professional liability and healthcare lines of business, actual loss emergence was lower than the initial expected loss emergence for these loss years.
     The loss and loss expense ratio for the three months ended March 31, 2008 was 67.0%, compared to 72.6% for the three months ended March 31, 2007. The net favorable reserve development recognized during the three months ended March 31, 2008 decreased the loss and loss expense ratio by 8.5 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 75.5% for the three months ended March 31, 2008. Comparatively, the net unfavorable reserve development recognized during the three months ended March 31, 2007 increased the loss and loss expense ratio by 0.6 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 72.0%. The increase in the loss and loss expense ratio for the current period’s business was due to lower rates on new and renewal policies.
     We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies we write. We have high attachment points for our professional liability policies, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability policies with potential subprime and credit related exposure is approximately $126 million with average limits of $12 million (gross of reinsurance). Our direct insurance polices with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both.  At this time we believe, based on the claims information received to date, our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     Net paid losses were $13.9 million for the three months ended March 31, 2008 compared to $23.2 million for the three months ended March 31, 2007. The decrease is due to the timing of payments of claims that have already been reserved for in prior periods.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended March 31,
	2008	2007
	($ in millions)
Net reserve for losses and loss expenses, January 1	$1,878.2	$1,691.2
Incurred related to:
Current period non-catastrophe	82.4	89.7
Current period catastrophe	—	—
Prior period non-catastrophe	(9.3)	0.7
Prior period catastrophe	—	—

Total incurred	$73.1	$90.4
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	13.9	23.2
Prior period catastrophe	—	—

Total paid	$13.9	$23.2
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, March 31	1,937.4	1,758.4
Losses and loss expenses recoverable	390.7	201.5

Reserve for losses and loss expenses, March 31	$2,328.1	$1,959.9
     Acquisition costs.  Acquisition costs decreased $2.7 million, or 45.0%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily related to lower gross premiums written and an increase in ceding commission income with the increase in reinsurance we purchased. The decrease in the acquisition cost ratio from 4.9% for the three months ended March 31, 2007 to 3.0% for the three months ended March 31, 2008 was due to the increase in ceding commission received.
     General and administrative expenses.  General and administrative expenses increased $8.4 million, or 54.9%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs including a one-time expense of $2.1 million for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations, increased building-related costs and higher costs associated with information technology. The 9.4 percentage point increase in the general and administrative expense ratio from 12.3% for the three months ended March 31, 2007 to 21.7% for the same period in 2008 was primarily a result of the factors discussed above, while net premiums earned declined.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended
	March 31,
	2008	2007
	($ in millions)
Revenues
Gross premiums written	$189.8	$211.3
Net premiums written	189.3	211.1
Net premiums earned	120.4	117.7
Expenses
Net losses and loss expenses	$55.6	$68.8
Acquisition costs	23.0	22.8
General and administrative expenses	9.1	10.2
Underwriting income	32.7	15.9
Ratios
Loss and loss expense ratio	46.2%	58.4%
Acquisition cost ratio	19.1	19.4
General and administrative expense ratio	7.5	8.6
Expense ratio	26.6	28.0
Combined ratio	72.8	86.4
Comparison of Three Months Ended March 31, 2008 and 2007
     Premiums.  Gross premiums written decreased $21.5 million, or 10.2%, for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in gross premiums written was primarily due to non-renewal of business that did not meet our underwriting requirements (which included pricing and/or contract terms and conditions) and rate decreases from increased competition for new and renewal business. Gross premiums written also decreased because some cedents increased their retentions and purchased less reinsurance. Partially offsetting these reductions was new business written and an increase in our participation on other treaties where the pricing and terms remained attractive.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
			Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Professional liability reinsurance	$77.7	$96.6	$(18.9)	(19.6)%
General casualty reinsurance	44.1	47.9	(3.8)	(7.9)
International reinsurance	30.3	32.2	(1.9)	(5.9)
Property reinsurance	26.2	25.5	0.7	2.7
Facultative reinsurance	6.6	6.3	0.3	4.8
Other	4.9	2.8	2.1	75.0

	$189.8	$211.3	$(21.5)	(10.2)%

     Net premiums written decreased by $21.8 million, or 10.3%, which was consistent with the decrease in gross premiums written. Net premiums earned increased $2.7 million, or 2.3%, as a result of the continued earning of higher premiums that were written prior to the three months ended March 31, 2008. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.

     Net losses and loss expenses.  Net losses and loss expenses decreased by $13.2 million, or 19.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We recognized net favorable reserve development of $22.7 million for the 2005 windstorms. Comparatively, net favorable development of $1.2 million was recognized during the three months ended March 31, 2007, which included net favorable loss development of $3.9 million related to the 2005 windstorms offset by net unfavorable loss development related to the 2004 windstorms of approximately $2.7 million.
     The loss and loss expense ratio for the three months ended March 31, 2008 was 46.2% compared to 58.4% for the three months ended March 31, 2007. Net favorable development recognized during the three months ended March 31, 2008 reduced the loss and loss expense ratio by 18.9 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 65.1%. In comparison, net favorable loss development recognized in the three months ended March 31, 2007 reduced the loss and loss expense ratio by 1.0 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 59.4%. The increase in the loss and loss expense ratio for the current period’s business was due to lower rates on new and renewal contracts.
     We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability reinsurance contracts we write. We have high attachment points for our professional liability reinsurance contracts, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability reinsurance contracts with potential subprime and credit related exposure is approximately $89 million with average limits of $1.5 million. At this time we believe, based on the claims information received to date, our current IBNR is adequate to meet any potential subprime and credit related losses. As of March 31, 2008, we have recorded case reserves of $3.8 million for subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     Net paid losses were $27.5 million for the three months ended March 31, 2008 compared to $46.3 million for the three months ended March 31, 2007. The decrease reflects lower net losses paid in relation to the 2004 and 2005 windstorms from $11.9 million for the three months ended March 31, 2007 to $4.6 million for the three months ended March 31, 2008 and lower losses paid for our property treaty line of business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended March 31,
	2008	2007
	($ in millions)
Net reserve for losses and loss expenses, January 1	$998.2	$832.8
Incurred related to:
Current period non-catastrophe	78.3	70.0
Current period property catastrophe	—	—
Prior period non-catastrophe	—	—
Prior period property catastrophe	(22.7)	(1.2)

Total incurred	$55.6	$68.8
Paid related to:
Current period non-catastrophe	1.5	—
Current period property catastrophe	—	—
Prior period non-catastrophe	21.4	34.4
Prior period property catastrophe	4.6	11.9

Total paid	$27.5	$46.3
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, March 31	1,026.3	855.3
Losses and loss expenses recoverable	10.8	33.2

Reserve for losses and loss expenses, March 31	$1,037.1	$888.5
     Acquisition costs.  Acquisition costs increased by $0.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily as a result of the related increase in net premiums earned. The acquisition cost ratio of 19.1% for the three-month period ended March 31, 2008 was in line with the 19.4% acquisition cost ratio for the three-month period ended March 31, 2007.

     General and administrative expenses.  General and administrative expenses decreased $1.1 million, or 10.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily the result of lower salary and related costs, partially offset by a one-time expense of $0.7 million for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations. The 1.1 percentage point decrease in the general and administrative expense ratio from 8.6% for the three months ended March 31, 2007 to 7.5% for the three months ended March 31, 2008 was primarily a result of the lower salary and related costs, while net premiums earned increased.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses as of March 31, 2008 and December 31, 2007 were comprised of the following:

	Property		Casualty		Reinsurance		Total
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	($ in millions)
Case reserves	$429.0	$480.0	$343.4	$270.7	$220.9	$212.7	$993.3	$963.4
IBNR	254.0	280.7	1,984.7	1,872.0	816.2	803.7	3,054.9	2,956.4

Reserve for losses and loss expenses	683.0	760.7	2,328.1	2,142.7	1,037.1	1,016.4	4,048.2	3,919.8
Reinsurance recoverables	(357.2)	(400.1)	(390.7)	(264.5)	(10.8)	(18.2)	(758.7)	(682.8)

Net reserve for losses and loss expenses	$325.8	$360.6	$1,937.4	$1,878.2	$1,026.3	$998.2	$3,289.5	$3,237.0

     Casualty segment reserves for losses and loss expenses as of March 31, 2008 include losses assumed in connection with the acquisition of Finial Insurance Company, now known as Allied World Reinsurance Company. As a part of the acquisition, we assumed case reserves of $56.4 million and IBNR of $48.5 million. The case reserves and IBNR assumed were 100% ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc., resulting in an increase of $104.9 million in reinsurance recoverables. Please refer to Note 4 of the notes to the unaudited condensed consolidated financial statements for additional information regarding the acquisition of Finial Insurance Company.
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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2008:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$683.0	$544.9	$806.5
Casualty	2,328.1	1,610.1	2,548.0
Reinsurance	1,037.1	733.2	1,299.1

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$325.8	$252.9	$391.5
Casualty	1,937.4	1,403.2	2,225.9
Reinsurance	1,026.3	731.8	1,296.4

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.
     Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves.
     Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have historically carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. These long-tail lines of business include our entire casualty segment, as well as the general casualty, professional liability, facultative casualty and the international casualty components of our reinsurance segment. We believe that relying on the more conservative actuarial indications for these lines of business is prudent for a relatively new company. For a discussion of loss and loss expense reserve estimate, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies–Reserve for Losses and Loss Expenses” in our Annual Report on Form 10-K filed with the SEC on February 29, 2008.
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of March 31, 2008 and December 31, 2007:

	Reinsurance Recoverable
	As of	As of
	Mar. 31,	Dec. 31,
	2008	2007
	($ in millions)
Ceded case reserves	$316.1	$289.2
Ceded IBNR reserves	442.6	393.6

Reinsurance recoverable	$758.7	$682.8

     Included in the increase in ceded case reserves and ceded IBNR from December 31, 2007 to March 31, 2008 was the reinsurance recoverable recorded for the reserves assumed as a part of the acquisition of Finial Insurance Company. As a part of the acquisition, we assumed case reserves of $56.4 million and IBNR of $48.5 million. The case reserves and IBNR assumed were 100% ceded to National Indemnity Company, resulting in additional reinsurance recoverables of $104.9 million. Please refer to Note 4 of the notes to the unaudited condensed consolidated financial statements for additional information regarding the acquisition of Finial Insurance Company. We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 97% of ceded case reserves as of March 31, 2008 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of March 31, 2008, our shareholders’ equity was $2.4 billion, a 6.8% increase compared to $2.2 billion as of December 31, 2007. The increase was primarily the result of net income for the three-month period ended March 31, 2008 of $130.9 million. On January 1, 2008, we adopted FAS 159 and elected the fair value option for our hedge fund investments. Upon adoption of FAS 159, we reclassified the net unrealized gain related to the hedge funds of $26.3 million from accumulated other comprehensive income and recorded a cumulative-effect adjustment in retained earnings. Any subsequent change in the fair value of our hedge fund investments will be recognized in the consolidated statements of operations and comprehensive income and included in “net realized investment gains (losses)”. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements regarding our adoption of FAS 159.

     Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal, interest and/or dividend payments on its senior notes and common shares.
     As part of the acquisition of Finial Insurance Company, we capitalized the subsidiary, now known as Allied World Reinsurance Company, with over $500 million of capital and reorganized our corporate structure.  Under the corporate reorganization, all of our U.S. subsidiaries are now direct, wholly-owned subsidiaries of Allied World Assurance Holdings (U.S.) Inc., a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd.  Allied World Assurance Holdings (Ireland) Ltd is now a direct, wholly-owned subsidiary of Allied World Assurance Company, Ltd, which is the parent, directly or indirectly, of all of our subsidiaries (other than our Bermuda services company). Allied World Assurance Company, Ltd remains wholly-owned by Holdings.
Restrictions and Specific Requirements
     The jurisdictions in which our insurance subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.
     The payment of dividends from Holdings’ Bermuda domiciled insurance subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda insurance subsidiary to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Allied World Reinsurance Company are subject to restrictions on statutory surplus pursuant to Delaware law, New Hampshire law and New Jersey law, respectively. Each state requires prior regulatory approval of any payment of extraordinary dividends. In addition, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are subject to significant regulatory restrictions limiting their ability to declare and pay any dividends without the consent of the Irish Financial Services Regulatory Authority. As a result of the corporate reorganization, we now have insurance subsidiaries that are the parent company for other insurance subsidiaries, which means that dividends and other distributions will be subject to multiple layers of regulations as funds are pushed up to Holdings. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares.
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
     At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of March 31, 2008, total trust account deposits were $742.6 million compared to $802.7 million as of December 31, 2007. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.55 billion in letters of credit under two letter of credit facilities, one with Citibank Europe plc and one with a syndication of lenders described below. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of March 31, 2008 and December 31, 2007, there were outstanding letters of credit totaling $872.0 million and $922.2 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $1,341.8 million as of March 31, 2008, compared to $1,170.7 million as of December 31, 2007.
     In November 2007, we entered into a $800 million five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A– under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, we terminated the Letter of Credit Facility with Barclays Bank PLC and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. We were in compliance with all covenants under the Facility as of March 31, 2008.
     On December 31, 2007, we filed a shelf-registration statement on Form S-3 (No. 333-148409) with the SEC in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. The proceeds from any issuance may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.
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
     We participate in a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $331.2 million and $144.6 million in securities on loan as of March 31, 2008 and December 31, 2007, respectively, with collateral held against such loaned securities amounting to $337.6 million and $147.2 million, respectively.
     We do not anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities or by our securities lending program will have a material impact on our ability to carry out our normal business activities, including interest and dividend payments, respectively, on our senior notes and common shares.
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
     Cash flows from operations for the three months ended March 31, 2008 were $152.9 million compared to $157.8 million for the three months ended March 31, 2007. The decrease in cash flows from operations was primarily due to lower net premiums written, partially offset by increased investment income received during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows provided by investing activities of $227.8 million for the three months ended March 31, 2008 compared to cash flows used in investing activities of $6.4 million for the three months ended March 31, 2007. The increase in investing cash flows was due to higher proceeds on the sale of fixed maturity securities caused by selling securities to capitalize the initial operations of our U.S. reinsurance platform, which have not yet been reinvested. Also included in the cash flows provided from investing activities was the net cash paid for Finial Insurance Company. Please refer to Note 4 of our unaudited condensed consolidated financial statements regarding our acquisition of Finial Insurance Company.

     Over the next two years, we expect to pay approximately $30.5 million in claims related to Hurricanes Katrina, Rita and Wilma, net of reinsurance recoverable. On May 8, 2008, our board of directors declared a quarterly dividend of $0.18 per share, or approximately $8.8 million in aggregate, payable on June 12, 2008 to the shareholders of record as of May 27, 2008. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2008 and December 31, 2007, including a global high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities. As of March 31, 2008 and December 31, 2007, net accumulated unrealized gains, net of income taxes, were $135.6 million and $136.2 million, respectively. This change reflected both movements in interest rates and the recognition of approximately $11.4 million of realized losses on securities that were considered to be impaired on an other-than-temporary-basis. The maturity distribution of our fixed income portfolio (on a market value basis) as of March 31, 2008 and December 31, 2007 was as follows:

	March 31,	December 31,
	2008	2007
	($ in millions)
Due in one year or less	$417.8	$474.1
Due after one year through five years	1,664.7	1,982.1
Due after five years through ten years	898.4	869.0
Due after ten years	106.9	99.5
Mortgage-backed	1,988.0	2,117.5
Asset-backed	142.9	164.9

Total	$5,218.7	$5,707.1

     We have investments in various hedge funds, the market value of which was $191.2 million as of March 31, 2008. Each of the hedge funds has redemption notice requirements. For those hedge funds that are in the form of limited partnerships, liquidity is allowed after the term of the partnership and could be extended at the option of the general partner. As of March 31, 2008, we had two hedge funds that were in the form of limited partnerships, which allowed for liquidity in 2010 unless extended by the general partners. Our other hedge funds typically allow liquidity an average of three months after we give notice of redemption.
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
     The following were our financial strength ratings as of May 2, 2008:

A.M. Best	A/stable
Moody’s	A2/stable*
Standard & Poor’s	A-/stable

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. insurance and reinsurance subsidiaries.
     The following were our senior unsecured debt ratings as of May 2, 2008:

A.M. Best	bbb/stable
Moody’s	Baa1/stable
Standard & Poor’s	BBB/stable

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
     We were in compliance with all covenants related to our senior notes as of March 31, 2008.
Off-Balance Sheet Arrangements
     As of March 31, 2008, we did not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.
     The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 200 basis points would cause an aggregate decrease in the market value of our investment portfolio (excluding cash and cash equivalents) of approximately $315.5 million, or 5.7%, on our portfolio valued at approximately $5.5 billion as of March 31, 2008, as set forth in the following table:

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,822.3	$5,652.2	$5,569.0	$5,487.0	$5,406.3	$5,326.8	$5,171.5
Market value change from base	335.3	165.2	82.0	0	(80.7)	(160.2)	(315.5)
Change in unrealized appreciation/(depreciation)	6.1%	3.0%	1.5%	0.0%	(1.5)%	(2.9)%	(5.7)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of March 31, 2008, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk.
     As of March 31, 2008, we held $1,988.0 million, or 31.0%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time. In addition, nearly all of our investments in mortgage-backed securities were rated “Aaa” by Moody’s and “AAA” by Standard & Poor’s as of March 31, 2008. As of March 31, 2008, our mortgage-backed securities that have exposure to subprime mortgages was limited to $2.8 million, or 0.05%, of our fixed maturity investments.
     As of March 31, 2008, we invested in various hedge funds with a market value of $ 191.2 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

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
     As of March 31, 2008 and December 31, 2007, 2.3% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the three months ended March 31, 2008 and 2007, approximately 15% and 17% was written in currencies other than the U.S. dollar, respectively. Of our business written in the year ended December 31, 2007, approximately 14% was written in currencies other than the U.S. dollar. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days.
     Our foreign exchange (losses) gains for the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007 are set forth in the chart below.

	Three Months		Year
	Ended		Ended
	March 31,		December 31
	2008	2007	2007
	($ in millions)
Realized exchange (losses) gains	$(0.4)	$(0.5)	$1.6
Unrealized exchange (losses) gains	(0.1)	0.5	(0.8)

Foreign exchange (losses) gains	$(0.5)	$(0.0)	$0.8

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2007 Annual Report on Form 10-K filed with the SEC, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
     On May 8, 2008, the shareholders of Holdings approved, among other things, the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan (the “Stock Option Plan”) and the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) at the 2008 Annual General Meeting. The Stock Option Plan and Stock Incentive Plan are attached to this Form 10-Q as Exhibits 10.3 and 10.5, respectively, and the description of each plan as set forth under its respective proposal in Holdings’ proxy statement that was filed with the SEC on March 21, 2008 is incorporated herein by reference. The form of Option Grant Notice and Option Agreement under the Stock Option Plan and the forms of RSU Award Agreements for employees and non-employee directors under the Stock Incentive Plan are attached to this Form 10-Q as Exhibits 10.4, 10.6 and 10.7, respectively.
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Second Amended and Restated Bye-laws.

10.1†	Employment Agreement, dated as of January 16, 2008, by and between Allied World National Assurance Company and W. Gordon Knight.

10.2†	Allied World Assurance Company Holdings, Ltd Deferred Fee Plan for Non-Employee Directors.

10.3†	Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan.

10.4†	Form of Option Grant Notice and Option Agreement under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan.

10.5†	Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

10.6†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

10.7†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

10.8	Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
Dated: May 9, 2008	By:	/s/ Scott A. Carmilani
Name: Scott A. Carmilani
Title: President and Chief Executive Officer

Dated: May 9, 2008	By:	/s/ Joan H. Dillard
Name: Joan H. Dillard
Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Amended and Restated Bye-laws.

10.1†	Employment Agreement, dated as of January 16, 2008, by and between Allied World National Assurance Company and W. Gordon Knight.

10.2†	Allied World Assurance Company Holdings, Ltd Deferred Fee Plan for Non-Employee Directors.

10.3†	Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan.

10.4†	Form of Option Grant Notice and Option Agreement under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan.

10.5†	Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

10.6†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

10.7†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

10.8	Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.