Form 10-Q
period 2008-06-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2008-08-08
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of August 4, 2008 was 48,978,591.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2008 and December 31, 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2008	2007
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2008: $5,685,111; 2007: $5,595,943)	$5,733,523	$5,707,143
Other invested assets available for sale, at fair value (cost: 2008: $81,241; 2007: $291,458)	77,444	322,144
Other invested assets, at fair value	192,661	—

Total investments	6,003,628	6,029,287
Cash and cash equivalents	439,933	202,582
Restricted cash	84,492	67,886
Securities lending collateral	190,960	147,241
Insurance balances receivable	432,468	304,499
Prepaid reinsurance	193,005	163,836
Reinsurance recoverable	778,578	682,765
Accrued investment income	54,735	55,763
Deferred acquisition costs	126,995	108,295
Goodwill and other intangible assets	19,450	3,920
Balances receivable on sale of investments	96,801	84,998
Net deferred tax assets	2,032	4,881
Other assets	45,519	43,155

Total assets	$8,468,596	$7,899,108

LIABILITIES:
Reserve for losses and loss expenses	$4,164,220	$3,919,772
Unearned premiums	945,126	811,083
Unearned ceding commissions	32,356	28,831
Reinsurance balances payable	120,888	67,175
Securities lending payable	190,960	147,241
Balances due on purchase of investments	107,054	141,462
Senior notes	498,738	498,682
Accounts payable and accrued liabilities	31,208	45,020

Total liabilities	$6,090,550	$5,659,266

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2008: 48,977,635 shares and 2007: 48,741,927 shares	1,469	1,462
Additional paid-in capital	1,298,375	1,281,832
Retained earnings	1,039,154	820,334
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	39,048	136,214

Total shareholders’ equity	2,378,046	2,239,842

Total liabilities and shareholders’ equity	$8,468,596	$7,899,108

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2008 and 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Gross premiums written	$446,784	$530,549	$843,657	$968,955
Premiums ceded	(126,534)	(143,962)	(196,835)	(224,524)

Net premiums written	320,250	386,587	646,822	744,431
Change in unearned premiums	(51,374)	(83,468)	(104,874)	(154,746)

Net premiums earned	268,876	303,119	541,948	589,685
Net investment income	72,345	73,937	149,276	146,585
Net realized investment losses	(4,393)	(1,481)	(928)	(7,965)

	336,828	375,575	690,296	728,305

EXPENSES:
Net losses and loss expenses	178,084	176,225	321,581	342,220
Acquisition costs	26,265	31,872	53,105	61,068
General and administrative expenses	46,380	34,432	89,651	67,635
Interest expense	9,513	9,482	19,023	18,856
Foreign exchange (gain) loss	(399)	532	77	564

	259,843	252,543	483,437	490,343

Income before income taxes	76,985	123,032	206,859	237,962
Income tax (recovery) expense	(2,220)	(255)	(3,291)	754

NET INCOME	79,205	123,287	210,150	237,208

Other comprehensive loss
Unrealized losses on investments arising during the period net of applicable deferred income tax recovery for three months 2008: $493; 2007: $1,475; and six months 2008: $242; 2007: $2,292	(101,589)	(58,625)	(59,966)	(40,092)
Reclassification adjustment for net realized losses (gains) included in net income	5,012	1,481	(10,938)	7,965

Other comprehensive loss	(96,577)	(57,144)	(70,904)	(32,127)

COMPREHENSIVE (LOSS) INCOME	$(17,372)	$66,143	$139,246	$205,081

PER SHARE DATA
Basic earnings per share	$1.62	$2.04	$4.33	$3.95
Diluted earnings per share	$1.56	$1.96	$4.12	$3.81
Weighted average common shares outstanding	48,897,931	60,397,591	48,585,015	60,028,523
Weighted average common shares and common share equivalents outstanding	50,873,712	62,874,235	51,013,633	62,277,010
Dividends declared per share	$0.18	$0.15	$0.36	$0.30
See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2008 and 2007
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842
Cumulative effect adjustment upon adoption of FAS 159	—	—	(26,262)	26,262	—
Net income	—	—	—	210,150	210,150
Dividends	—	—	—	(17,592)	(17,592)
Other comprehensive loss	—	—	(70,904)	—	(70,904)
Stock compensation	7	16,543	—	—	16,550

June 30, 2008	$1,469	$1,298,375	$39,048	$1,039,154	$2,378,046

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income (Loss)	Earnings	Total
December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084
Net income	—	—	—	237,208	237,208
Dividends	—	—	—	(18,112)	(18,112)
Other comprehensive loss	—	—	(32,127)	—	(32,127)
Stock compensation	3	11,130	—	—	11,133

June 30, 2007	$1,812	$1,833,737	$(25,663)	$608,300	$2,418,186

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and 2007
(Expressed in thousands of United States dollars)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$210,150	$237,208
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(48,215)	(4,358)
Impairment charges for other-than-temporary impairments on investments	37,277	12,323
Change in fair value of hedge fund investments	11,866	—
Amortization of premiums net of accrual of discounts on fixed maturities	(3,787)	(1,970)
Amortization and depreciation of fixed assets	4,518	3,992
Amortization of discount and expenses on senior notes	225	210
Stock compensation expense	13,625	11,763
Insurance balances receivable	(127,969)	(146,351)
Prepaid reinsurance	(29,169)	(49,803)
Reinsurance recoverable	(95,813)	9,907
Accrued investment income	1,028	(5,243)
Deferred acquisition costs	(18,700)	(31,042)
Net deferred tax assets	3,091	1,231
Other assets	(3,416)	(6,199)
Reserve for losses and loss expenses	244,448	106,683
Unearned premiums	134,043	204,550
Unearned ceding commissions	3,525	11,698
Reinsurance balances payable	53,713	40,132
Accounts payable and accrued liabilities	(13,812)	(5,619)

Net cash provided by operating activities	376,628	389,112

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(1,866,738)	(1,797,082)
Purchases of other invested assets	(34,461)	(4,882)
Sales of fixed maturity investments	1,738,412	1,203,750
Sales of other invested assets	102,869	48,967
Net cash used for acquisition	(44,052)	—
Changes in securities lending collateral received	(43,719)	(198,775)
Purchase of fixed assets	(3,643)	(4,651)
Change in restricted cash	(16,606)	86,327

Net cash used in investing activities	(167,938)	(666,346)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(17,592)	(18,112)
Proceeds from the exercise of stock options	2,582	—
Changes in securities lending collateral	43,719	198,775

Net cash provided by financing activities	28,709	180,663

Effect of exchange rate changes on foreign currency cash	(48)	325
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237,351	(96,246)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,582	366,817

CASH AND CASH EQUIVALENTS, END OF PERIOD	$439,933	$270,571

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$5,238	$2,808
— Cash paid for interest expense	18,750	19,271
Supplemental disclosure of non-cash flow information:
— Change in balance receivable on sale of investments	(11,803)	(36,544)
— Change in balance payable on purchase of investments	(34,408)	21

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
     In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced interim and annual disclosures about an entity’s derivative and hedging activities including how and why the entity uses derivative instruments, how the entity accounts for its derivatives under FAS Statement No. 133 (“Accounting for Derivative Instruments and Hedging Activities”), and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 161 and its potential impact on future financial statements.
     In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of entities that are presented in conformity with U.S. GAAP. The current U.S. GAAP hierarchy is found in auditing literature and is focused on the auditor rather than the entity. FAS 162 shall be effective 60 days after the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not anticipate any impact on future financial statements due to the adoption of FAS 162.
     In May 2008, the FASB issued FAS No. 163 “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 clarifies how FAS 60 “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. FAS 163 also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for calendar year-end companies), and interim periods within those fiscal years. The Company currently does not provide financial guarantee insurance, and as such does not anticipate any impact on future financial statements due to the adoption of FAS 163.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
4.  ACQUISITION OF FINIAL INSURANCE COMPANY
     In November 2007, Allied World Assurance Holdings (U.S.) Inc. entered into an agreement to purchase all of the outstanding stock of Finial Insurance Company (formerly known as Converium Insurance (North America) Inc.) from Finial Reinsurance Company, an affiliate of Berkshire Hathaway Inc. Finial Insurance Company was renamed Allied World Reinsurance Company, is currently licensed to write insurance and reinsurance in 49 states and the District of Columbia and has been used to launch the Company’s new reinsurance operations in the United States. This transaction closed on February 29, 2008 for a purchase price of $12,000 plus the Finial Insurance Company’s policyholders’ surplus of $47,082 and an adjustment for the difference between the fair values of investments acquired under U.S. GAAP and statutory reporting of $300. The total purchase price of $59,382 was paid in cash from existing resources. As a part of the acquisition, the Company recorded $12,000 of intangible assets with indefinite lives for the value of the insurance and reinsurance licenses acquired. The remaining assets and liabilities acquired were principally comprised of bonds, at fair value, of $31,690, cash of $15,330, other assets of $1,176, deferred tax liabilities of $4,344 and a reserve for losses and loss expenses of $104,914, of which 100% were recorded as “reinsurance recoverable” as the entire reserve for losses and loss expenses is ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc. The Company also recognized goodwill of $3,530 related to this acquisition, which is included in “goodwill and other intangible assets” in the unaudited condensed consolidated balance sheets.
5.  INVESTMENTS
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of total investments by category as of June 30, 2008 and December 31, 2007 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2008
U.S. government and government agencies	$2,046,132	$45,292	$(914)	$2,090,510
Non-U.S. government and government agencies	113,526	18,197	(398)	131,325
Corporate	1,368,520	6,799	(13,318)	1,362,001
States, municipalities and political subdivisions	63,409	—	—	63,409
Mortgage backed	1,969,844	15,298	(22,998)	1,962,144
Asset backed	123,680	524	(70)	124,134

Total fixed maturity investments, available for sale	5,685,111	86,110	(37,698)	5,733,523
Hedge funds	192,661	—	—	192,661
Global high-yield bond fund	81,241	—	(3,797)	77,444

	$5,959,013	$86,110	$(41,495)	$6,003,628

December 31, 2007
U.S. government and government agencies	$1,987,577	$65,653	$(6)	$2,053,224
Non-U.S. government and government agencies	100,440	18,694	(291)	118,843
Corporate	1,248,338	10,114	(5,835)	1,252,617
Mortgage backed	2,095,561	22,880	(902)	2,117,539
Asset backed	164,027	897	(4)	164,920

Total fixed maturity investments, available for sale	5,595,943	118,238	(7,038)	5,707,143
Hedge funds	215,173	27,250	(988)	241,435
Global high-yield bond fund	75,125	4,424	—	79,549
Other invested asset	1,160	—	—	1,160

	$5,887,401	$149,912	$(8,026)	$6,029,287

     Due to the adoption of FAS 159 as of January 1, 2008, the Company’s investment in hedge funds is included in “other invested assets, at fair value” on the unaudited condensed consolidated balance sheet. As of June 30, 2008, the Company’s investment in the global high-yield bond fund is included in “other invested assets available for sale, at fair value” on the unaudited condensed consolidated balance sheet. As of December 31, 2007, the Company’s investment in hedge funds, the global high-yield bond fund and other invested assets were included in “other invested assets available for sale, at fair value” on the unaudited condensed consolidated balance sheet.

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
     As of June 30, 2008, the Company’s investment portfolio had gross unrealized losses of $41,495, that were primarily the result of increases in market interest rates during 2008 for fixed maturity investments with similar duration to our fixed maturity investments, which caused the market price of our fixed maturity investments to decrease. Following the Company’s review of the securities in its investment portfolio, 124 and 207 securities were considered to be other-than-temporarily impaired for the three and six months ended June 30, 2008, respectively. Consequently, the Company recorded an other-than-temporary impairment charge of $25,907 and $37,277 within “net realized investment losses” on the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2008, respectively. The declines in market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities due to the widening of credit spreads caused by the continued decline in the U.S. housing market. All of the residential and commercial mortgage-backed securities written down were AAA rated securities. Given the current market environment for mortgage-backed securities, it is difficult to determine when recovery will occur and as such the Company recorded an other-than-temporary charge. Also included in the other-than-temporary impairment charge during the three months ended June 30, 2008 was a write-down of $1,000 related to the Company’s investment in bonds issued by a commercial bank and a write down of $1,160 of the other invested asset. The Company performed an analysis of the issuers, including their liquidity, business prospects and overall financial position and concluded that an other-than-temporary charge should be recognized.
     During the three and six months ended June 30, 2007, 73 and 375 securities were considered to be other-than-temporarily impaired and as a result the Company recorded an other-than-temporary impairment charge of $2,941 and $12,323, within “net realized investment losses” on the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2007, respectively.
     During 2007, the Company submitted a redemption notice to sell its shares in the Goldman Sachs Global Equity Opportunities Fund, plc. The Company sold its shares on February 29, 2008 and recognized a loss on the sale of $278, which is included in “net realized investment losses” in the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2008.
     On June 30, 2007, the Company sold its shares in the Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd. (the “LTO Fund”). The gain on the sale amounted to $484, which has been included in “net realized investment losses” in the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2007.
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
     The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the Senior Notes prior to maturity. The Senior Notes contain certain covenants that include: (i) limitations on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets. The Company was in compliance with all covenants related to its Senior Notes as of June 30, 2008 and December 31, 2007.

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
     In November 2007, the Company entered into a $800,000 five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. The Company is in compliance with all covenants under the Facility as of June 30, 2008 and December 31, 2007.
     The Company currently has access to up to $1,550,000 in letters of credit under the two letter of credit facilities described above. These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of letters of credit outstanding at any given time. As of June 30, 2008 and December 31, 2007, there were outstanding letters of credit totaling $887,018 and $922,206, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $1,188,937 as of June 30, 2008, compared to $1,170,731 as of December 31, 2007.
          At this time, the Company uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. The Company also has cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of June 30, 2008, total trust account deposits were $735,807 compared to $802,737 as of December 31, 2007.
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
     Upon adoption of FAS 159, the Company reclassified the net unrealized gain related to the hedge funds of $26,262 from “accumulated other comprehensive income” and recorded a cumulative-effect adjustment in “retained earnings”. There was no net deferred tax liability associated with the net unrealized gain as the hedge fund investments are held by Holdings’ Bermuda insurance subsidiary, which pays no income tax. Any subsequent change in unrealized gain or loss of “other invested assets, at fair value” will be recognized in the consolidated statements of operations and comprehensive income and included in net realized investment gains or losses. Prior to the adoption of FAS 159 any change in unrealized gain or loss was included in “accumulated other comprehensive income” in the unaudited condensed consolidated balance sheet. The net gain recognized for the change in fair value of the hedge fund investments in the unaudited condensed consolidated statements of operations and comprehensive income during the three months ended June 30, 2008 was $621. The net loss recognized for the change in fair value of the hedge fund investments in the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
unaudited condensed consolidated statements of operations and comprehensive income during the six months ended June 30, 2008 was $11,866.
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
     The following table shows the fair value of the Company’s financial instruments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of June 30, 2008.

			Fair value measurement using:
			Quoted prices
			in active
			markets for	Significant other	Significant
	Carrying	Total fair	identical assets	observable inputs	unobservable
	amount	value	(Level 1)	(Level 2)	inputs (Level 3)
U.S. government and government agencies	$2,090,510	$2,090,510	$957,331	$1,133,179	$
Non-U.S. government and government agencies	131,325	131,325		131,325
Corporate	1,362,001	1,362,001		1,362,001
States, municipalities and political subdivisions	63,409	63,409		63,409
Mortgage backed	1,962,144	1,962,144		1,962,144
Asset backed	124,134	124,134		124,134

Total fixed maturity investments, available for sale	5,733,523	5,733,523
Total other invested assets, available for sale	77,444	77,444		77,444
Total other invested assets, fair value	192,661	192,661			192,661

Total investments	6,003,628	6,003,628

Senior notes	498,738	474,700		474,700
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2008.
     U.S. government and U.S. government agencies: Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The fair values of the Company’s U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
the yields for the risk-free yield curve are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.
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
     States, municipalities and political subdivisions: Comprised of fixed income obligations of U.S. domiciled state and municipality entities. The fair values of these securities are based on broker-dealer quotes and the new issue market, and are included in the Level 2 fair value hierarchy.
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
     Other invested assets, at fair value: Comprised of several hedge funds with objectives to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate dissolution. The Company considers these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. The Company used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recognized during the three and six months ended June 30, 2008 was $54 and $269, respectively. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the Company’s hedge funds are included in the Level 3 fair value hierarchy.
     Senior notes: The fair value of the senior notes is based on the price as published by Bloomberg, which was 94.94% of their principal amount, providing an effective yield of 8.37% as of June 30, 2008. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008.

	Fair value measurement using significant
	unobservable inputs (Level 3):
	hedge funds
	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Opening balance	$191,195	$241,435
Total gains or losses included in earnings:
Realized gains	4,884	6,113
Change in fair value of hedge fund investments	621	(11,866)
Purchases or sales	(4,039)	(43,021)
Transfers in and/or out of Level 3	—	—

Ending balance, June 30, 2008	$192,661	$192,661

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
     Management has deemed all material tax provisions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company has not recorded any interest or penalties during the three and six months ended June 30, 2008 and 2007 and has not accrued any payment of interest and penalties as of June 30, 2008 and December 31, 2007.
     The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2008.
9. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of June 30, 2008 and December 31, 2007 was $10,000.
     The issued share capital consists of the following:

	June 30, 2008	December 31, 2007
Common shares issued and fully paid, par value $0.03 per share	48,977,635	48,741,927

Share capital at end of period	$1,469	$1,462

     As of June 30, 2008, there were outstanding 35,250,977 voting common shares and 13,726,658 non-voting common shares.
b) Dividends
     In February 2008, the Company declared a quarterly dividend of $0.18 per common share payable on April 3, 2008 to shareholders of record on March 18, 2008. The total dividend paid amounted to $8,788. In May 2008, the Company declared a quarterly dividend of $0.18 per common share, payable on June 12, 2008 to shareholders of record on May 27, 2008. The total dividend paid amounted to $8,804.
     In March 2007, the Company declared a quarterly dividend of $0.15 per common share payable on April 5, 2007 to shareholders of record on March 20, 2007. The total dividend payable amounted to $9,052. In May 2007, the Company declared a quarterly

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
dividend of $0.15 per common share that was paid on June 14, 2007 to shareholders of record on May 29, 2007. The total dividend paid amounted to $9,060.
10. EMPLOYEE BENEFIT PLANS
a) Employee option plan
     In 2001, the Company implemented the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). Under the Plan, up to 4,000,000 common shares of Holdings may be issued. Holdings has filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register common shares issued or reserved for issuance under the Plan. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued are determined by the compensation committee of the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	Six months ended June 30, 2008
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,223,875	$31.03
Granted	270,300	43.15
Exercised	(90,081)	27.39
Forfeited	(7,252)	37.79

Outstanding at end of period	1,396,842	$33.57

     Assumptions used in the option-pricing model for the options granted during the six months ended June 30, 2008:

Options granted during
the six months ended
June 30, 2008
Expected term of option	6.25 years
Weighted average risk-free interest rate	2.52%
Expected volatility	23.46%
Dividend yield	1.66%
Weighted average fair value on grant date	$9.78

     There is limited historical data available for the Company to base the expected term of the options. As these options are considered to have standard characteristics, the Company has used the simplified method to determine the expected life as set forth in the SEC’s Staff Accounting Bulletins 107 and 110. Likewise, as the Company became a public company in July 2006, there is limited historical data available on which to base the volatility of its common shares. As such, the Company used the average of five volatility statistics from comparable companies, as well as the Company’s volatility, in order to derive the volatility value above. The Company has assumed a forfeiture rate of 4.91% in determining the compensation expense over the service period.
     Compensation expense of $632 and $627 relating to the options has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2008 and 2007, respectively. Compensation expense of $1,180 and $1,316 relating to the options has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company recorded in “additional paid-in capital” on the unaudited condensed consolidated balance sheets amounts of $15,941 and $11,840, respectively, in connection with all options granted.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
b) Stock incentive plan
     In 2004, the Company implemented the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, restricted stock units (“RSUs”), dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date only RSUs have been granted. These RSUs generally vest pro-rata over four years from the date of grant or in the fourth or fifth year from the original grant date.

	Six months ended June 30, 2008
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	820,890	$36.09
RSUs granted	242,979	43.23
RSUs fully vested	(139,664)	37.27
RSUs forfeited	(31,210)	36.13

Outstanding RSUs at end of period	892,995	$37.85

     Compensation expense of $2,276 and $1,859 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2008 and 2007, respectively. Compensation expense of $3,752 and $3,846 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2008 and 2007, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. The Company has assumed a forfeiture rate of 4.30% in determining the compensation expense over the service period. As of June 30, 2008 and December 31, 2007, the Company has recorded $16,013 and $12,337, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the RSUs awarded.
c) Long-term incentive plan
     In 2006, the Company implemented the Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan (“LTIP “), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2008 will generally vest after the fiscal year ending December 31, 2010, or in the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP.

	Six months ended June 30, 2008
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	590,834	$40.09
LTIP awards granted	507,152	43.27
LTIP awards subjected to accelerated vesting	(11,667)	34.00
LTIP awards forfeited	(20,000)	43.40

Outstanding LTIP awards at end of period	1,066,319	$41.61

     Compensation expense of $4,563 and $2,960 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2008 and 2007, respectively. Compensation expense of $8,693 and $6,601 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2008 and 2007, respectively. The compensation expense for the LTIP is based on the fair market value of Holdings’ common shares at the time of grant. As of June 30, 2008 and December 31, 2007, the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
Company has recorded $25,079 and $16,403, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the LTIP awards.
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
     The following table shows the stock compensation expense relating to the stock options, RSUs and LTIP awards for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	$632	$627	$1,180	$1,316
RSUs	2,276	1,859	3,752	3,846
LTIP	4,563	2,960	8,693	6,601

Total stock compensation expense	$7,471	$5,446	$13,625	$11,763

11. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per share
Net income	$79,205	$123,287	$210,150	$237,208
Weighted average common shares outstanding	48,897,931	60,397,591	48,585,015	60,028,523

Basic earnings per share	$1.62	$2.04	$4.33	$3.95

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Diluted earnings per share
Net income	$79,205	$123,287	$210,150	$237,208
Weighted average common shares outstanding	48,897,931	60,397,591	48,585,015	60,028,523
Share equivalents:
Warrants and options	1,125,506	1,833,078	1,436,960	1,651,842
Restricted stock units	327,128	340,305	391,518	351,913
LTIP awards	523,147	303,261	600,140	244,732

Weighted average common shares and common share equivalents outstanding — diluted	50,873,712	62,874,235	51,013,633	62,277,010

Diluted earnings per share	$1.56	$1.96	$4.12	$3.81

     For the three-month period ended June 30, 2008, a weighted average of 493,533 employee stock options were considered antidilutive and were therefore excluded from the calculation of the diluted earnings per share. For the six-month period ended June 30, 2008, a weighted average of 28,000 employee stock options were considered antidilutive and were therefore excluded from the calculation of the diluted earnings per share.
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
     The following table provides a summary of the segment results for the three and six months ended June 30, 2008 and 2007.

Three Months Ended June 30, 2008	Property	Casualty	Reinsurance	Total
Gross premiums written	$131,973	$178,212	$136,599	$446,784
Net premiums written	54,289	129,335	136,626	320,250
Net premiums earned	44,164	105,604	119,108	268,876
Net losses and loss expenses	(62,593)	(41,764)	(73,727)	(178,084)
Acquisition costs	2,976	(5,229)	(24,012)	(26,265)
General and administrative expenses	(10,963)	(24,286)	(11,131)	(46,380)

Underwriting (loss) income	(26,416)	34,325	10,238	18,147
Net investment income				72,345
Net realized investment losses				(4,393)
Interest expense				(9,513)
Foreign exchange gain				399

Income before income taxes				$76,985

Loss and loss expense ratio	141.7%	39.5%	61.9%	66.2%
Acquisition cost ratio	(6.7)%	5.0%	20.2%	9.8%
General and administrative expense ratio	24.8%	23.0%	9.3%	17.2%

Combined ratio	159.8%	67.5%	91.4%	93.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)

Three Months Ended June 30, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$156,463	$188,091	$185,995	$530,549
Net premiums written	58,947	141,620	186,020	386,587
Net premiums earned	48,318	123,715	131,086	303,119
Net losses and loss expenses	(34,149)	(60,908)	(81,168)	(176,225)
Acquisition costs	(105)	(5,033)	(26,734)	(31,872)
General and administrative expenses	(8,163)	(16,711)	(9,558)	(34,432)

Underwriting income	5,901	41,063	13,626	60,590
Net investment income				73,937
Net realized investment losses				(1,481)
Interest expense				(9,482)
Foreign exchange loss				(532)

Income before income taxes				$123,032

Loss and loss expense ratio	70.7%	49.2%	61.9%	58.1%
Acquisition cost ratio	0.2%	4.1%	20.4%	10.5%
General and administrative expense ratio	16.9%	13.5%	7.3%	11.4%

Combined ratio	87.8%	66.8%	89.6%	80.0%

Six Months Ended June 30, 2008	Property	Casualty	Reinsurance	Total
Gross premiums written	$218,033	$299,274	$326,350	$843,657
Net premiums written	100,886	219,970	325,966	646,822
Net premiums earned	87,745	214,718	239,485	541,948
Net losses and loss expenses	(77,340)	(114,879)	(129,362)	(321,581)
Acquisition costs	2,427	(8,499)	(47,033)	(53,105)
General and administrative expenses	(21,457)	(47,994)	(20,200)	(89,651)

Underwriting (loss) income	(8,625)	43,346	42,890	77,611
Net investment income				149,276
Net realized investment losses				(928)
Interest expense				(19,023)
Foreign exchange loss				(77)

Income before income taxes				$206,859

Loss and loss expense ratio	88.1%	53.5%	54.0%	59.3%
Acquisition cost ratio	(2.8)%	4.0%	19.6%	9.8%
General and administrative expense ratio	24.5%	22.4%	8.4%	16.5%

Combined ratio	109.8%	79.9%	82.0%	85.6%

Six Months Ended June 30, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$258,328	$313,280	$397,347	$968,955
Net premiums written	105,079	242,265	397,087	744,431
Net premiums earned	92,809	248,124	248,752	589,685
Net losses and loss expenses	(41,014)	(151,275)	(149,931)	(342,220)
Acquisition costs	(437)	(11,071)	(49,560)	(61,068)
General and administrative expenses	(15,920)	(32,018)	(19,697)	(67,635)

Underwriting income	35,438	53,760	29,564	118,762
Net investment income				146,585
Net realized investment losses				(7,965)
Interest expense				(18,856)
Foreign exchange loss				(564)

Income before income taxes				$237,962

Loss and loss expense ratio	44.2%	61.0%	60.3%	58.0%
Acquisition cost ratio	0.4%	4.4%	19.9%	10.4%
General and administrative expense ratio	17.2%	12.9%	7.9%	11.5%

Combined ratio	61.8%	78.3%	88.1%	79.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share and percentage information)
     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three and six months ended June 30, 2008 and 2007. All inter-company premiums have been eliminated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Bermuda	$191,022	$302,480	$454,564	$593,082
United States	79,238	34,203	102,358	57,113
Europe	49,990	49,904	89,900	94,236

Total net premiums written	$320,250	$386,587	$646,822	$744,431

13. COMMITMENTS AND SUBSEQUENT EVENTS
     Holdings entered into a definitive agreement and plan of merger (the “Merger Agreement”) on June 27, 2008 with Allied World Merger Company, a newly formed Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Darwin Professional Underwriters, Inc. (“Darwin”), a Delaware corporation. The Merger Agreement provides for the merger of Merger Sub with and into Darwin, with Darwin continuing as the surviving corporation and an indirect wholly-owned subsidiary of Holdings. Darwin offers a wide array of specialty and primary professional lines coverages, including a healthcare professional liability franchise and a niche errors and omissions division.
     Pursuant to the terms of the Merger Agreement, stockholders of Darwin will be entitled to receive $32.00 in cash for each share of Darwin common stock in exchange for 100% of their interests in Darwin. Also, each outstanding Darwin stock option will fully vest and be converted into an amount in cash equal to (i) the excess, if any, of $32.00 over the exercise price per share of the stock option, multiplied by (ii) the total number of shares of Darwin common stock subject to the stock option. In addition, each outstanding Darwin restricted share will fully vest and be converted into the right to receive $32.00 in cash per restricted share, and each outstanding director share unit will be converted into the right to receive $32.00 in cash per share unit. The total cash consideration to be paid by the Company will be approximately $550,000. The $32.00 per share purchase price is subject to a downward adjustment in the event that certain representations by Darwin in the Merger Agreement with respect to its capitalization are breached and, as a result of such breach, the aggregate consideration payable by the Company in the merger is increased by more than $1,000. The transaction is expected to be completed during the fourth quarter of 2008 subject to customary closing conditions, including regulatory approvals. The transaction will be accounted for as a purchase. Under the purchase method of accounting for a business combination, the assets and liabilities of Darwin will be recorded at their fair values on the acquisition date.
     On August 7, 2008, the Company declared a quarterly dividend of $0.18 per common share, payable on September 11, 2008 to shareholders of record on August 26, 2008.

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
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our subsidiaries or branches based in Bermuda, the United States, Ireland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of June 30, 2008, we had $8.5 billion of total assets, $2.4 billion of shareholders’ equity and $2.9 billion of total capital, which includes shareholders’ equity and senior notes.
     During the year ended December 31, 2007, we experienced rate declines from increased competition across all of our operating segments. This trend of increased competition and decreasing rates has continued during the six months ended June 30, 2008, and we expect this trend to continue during the remainder of 2008. Given this trend, we continue to be selective in the policies and reinsurance contracts we underwrite. Our consolidated gross premiums written decreased $83.7 million, or 15.8%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Our consolidated gross premiums decreased $125.3 million, or 12.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Our net income for the three months ended June 30, 2008 decreased $44.1 million, or 35.8%, to $79.2 million compared to $123.3 million for the three months ended June 30, 2007. During the three months ended June 30, 2008, we were negatively impacted by net losses and loss expenses recognized of $41.0 million related to both the floods in the U.S. Midwest and a gas pipeline explosion in Australia. Our net income for the six months ended June 30, 2008 decreased $27.0 million, or 11.4%, to $210.2 million compared to $237.2 million for the six months ended June 30, 2007.
Recent Developments
     On June 27, 2008, we entered into a definitive merger agreement to acquire Darwin Professional Underwriters, Inc. (“Darwin”). Darwin offers healthcare professional liability, errors and omissions and other specialty and primary professional liability coverages. Darwin had total gross premiums written for the year ended December 31, 2007 of $280.3 million, which would have represented, on a pro-forma basis, approximately 16% of our total gross premiums written for the year ended December 31, 2007. Under the terms of the merger agreement, stockholders of Darwin will be entitled to receive $32.00 per share in cash for each share of Darwin common stock in exchange for 100% of their interests in Darwin. Also, each outstanding Darwin stock option will fully vest and be converted into an amount in cash equal to (i) the excess, if any, of $32.00 over the exercise price per share of the stock option, multiplied by (ii) the total number of shares of Darwin common stock subject to the stock option. In addition, each outstanding Darwin restricted share will fully vest and be converted into the right to receive $32.00 in cash per restricted share, and each outstanding director share unit will be converted into the right to receive $32.00 in cash per share unit. The total cash consideration to be paid by us will be approximately $550 million. The $32.00 per share purchase price is subject to a downward adjustment in the event that certain representations by Darwin in the merger agreement with respect to its capitalization are breached and, as a result of such breach, the aggregate consideration payable by us in the merger is increased by more than $1 million. The transaction is expected to be completed during the fourth quarter of 2008 subject to customary closing conditions, including regulatory approvals. The transaction will be accounted for as a purchase. Under the purchase method of accounting for a business combination, the assets and liabilities of Darwin will be recorded at their fair values on the acquisition date.
Relevant Factors
Revenues
     We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized gains or losses. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net realized gains or losses include (1) net realized investment gains or losses from the sale of investments, (2) write-downs related to declines in the market value of securities on our available for sale portfolio that were considered to be other than temporary and (3) the change in the fair value of investments that we mark-to-market in the consolidated statements of operations and comprehensive income.
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
     General and administrative expenses include personnel expenses including stock-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense, increased rent expense for our U.S. offices, increased professional fees and additional amortization expense for building-related and infrastructure expenditures. We believe this trend will continue during the remainder of 2008 as we continue to hire additional staff and build our infrastructure.
Ratios
     Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The “expense ratio” is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

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
Fair Value of Financial Instruments
     Under existing accounting principles generally accepted in the United States (“U.S. GAAP”), we are required to recognize certain assets at their fair value in our condensed consolidated balance sheets. This includes our fixed maturity investments, global high-yield bond fund and hedge funds. Fair value, as defined in Financial Accounting Standard No. 157 “Fair Value Measurements” (“FAS 157”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:
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
     At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques used by us to determine the fair value of financial instruments held as of June 30, 2008 and what level within the FAS 157 fair value hierarchy the valuation technique resides.
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
     Corporate: Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 do not constitute more than 5% of the market value of our fixed income securities, and are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using spread above the London Interbank Offering Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from dealer quotes, trade prices and the new issue market. As the inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
     States, municipalities and political subdivisions: Comprised of fixed income obligations of U.S. domiciled state and municipality entities. The fair values of these securities are based on broker-dealer quotes and the new issue market, and are included in the Level 2 fair value hierarchy.
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
     Other invested assets, at fair value: Comprised of several hedge funds with objectives to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate dissolution. We consider these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. We used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recorded during the three and six months ended June 30, 2008 was $0.1 million and $0.3 million, respectively. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the hedge funds are included in the Level 3 fair value hierarchy. Our hedge funds are the only assets that have significant Level 3 inputs in determining fair value. The hedge funds represent 3.2% of our total investments.
     There have been no material changes to any of our valuation techniques from what those used as of December 31, 2007. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Gross premiums written	$446.8	$530.5	$843.7	$969.0

Net premiums written	$320.3	$386.6	$646.8	$744.4

Net premiums earned	268.9	303.1	541.9	589.7
Net investment income	72.4	73.9	149.3	146.6
Net realized investment losses	(4.4)	(1.5)	(0.9)	(8.0)

	$336.9	$375.5	$690.3	$728.3

Net losses and loss expenses	$178.1	$176.2	$321.6	$342.2
Acquisition costs	26.3	31.9	53.1	61.1
General and administrative expenses	46.4	34.4	89.6	67.6
Interest expense	9.5	9.5	19.0	18.9
Foreign exchange (gain) loss	(0.4)	0.5	0.1	0.5

	$259.9	$252.5	$483.4	$490.3

Income before income taxes	$77.0	$123.0	$206.9	$238.0
Income tax (recovery) expense	(2.2)	(0.3)	(3.3)	0.8

Net income	$79.2	$123.3	$210.2	$237.2

Ratios
Loss and loss expense ratio	66.2%	58.1%	59.3%	58.0%
Acquisition cost ratio	9.8	10.5	9.8	10.4
General and administrative expense ratio	17.2	11.4	16.5	11.5
Expense ratio	27.0	21.9	26.3	21.9
Combined ratio	93.2	80.0	85.6	79.9
Comparison of Three Months Ended June 30, 2008 and 2007
Premiums
     Gross premiums written decreased by $83.7 million, or 15.8%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in gross premiums written was primarily the result of the following:
•	The non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy and contract terms and conditions), increased competition and decreasing rates for new and renewal business in each of our operating segments.

•	In our reinsurance segment, adjustments on estimated premiums were lower by $17.0 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. We recognized net downward adjustments of $5.9 million during the three months ended June 30, 2008 compared to net upward adjustments of $11.1 million during the three months ended June 30, 2007. Given declining market rates, actual premiums are lower than the estimated premiums thus resulting in downward premium adjustments during the three months ended June 30, 2008. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums. Gross premiums written also decreased in our reinsurance segment by approximately $7.0 million because some cedents purchased less reinsurance.

•	In our property segment, we reduced the amount of gross premiums written in our energy line of business by $12.8 million, or 40.6%, in response to deteriorating market conditions.

•	We also reduced the amount of gross premiums written for certain energy classes of business within our casualty segment by $6.4 million in response to deteriorating market conditions.

     The table below illustrates our gross premiums written by geographic location for the three months ended June 30, 2008 and 2007.

	Three Months
	Ended June 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Bermuda	$258.9	$392.4	$(133.5)	(34.0)%
United States	109.3	56.5	52.8	93.5
Europe	78.6	81.6	(3.0)	(3.7)

	$446.8	$530.5	$(83.7)	(15.8)%

     The decrease in gross premiums written for our Bermuda operations, in addition to the factors discussed above, was due to the fact that certain policies and treaties that were previously written in Bermuda during the three months ended June 30, 2007 were renewed in our U.S. companies during the three months ended June 30, 2008. Our new U.S. reinsurance company commenced operations in April 2008 and renewed treaties previously written in Bermuda of $34.9 million during the three months ended June 30, 2008.
     Net premiums written decreased by $66.3 million, or 17.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 28.3% of gross premiums written for the three months ended June 30, 2008 compared to 27.1% for the same period in 2007. The increase in the cession percentage was primarily due to increased reinsurance utilization in our casualty segment and an increase in the property catastrophe reinsurance protection that we purchased. During the three months ended June 30, 2008, we made the following changes to our reinsurance program:
•	Renewed our property catastrophe reinsurance treaty from May 1, 2008 to April 30, 2009, which resulted in premiums ceded of $26.1 million. The cost of the property catastrophe reinsurance treaty was higher than the expiring treaty by approximately $7.0 million. The increased cost of the property catastrophe reinsurance treaty was principally due to the new treaty expanding earthquake coverage in the U.S. and increased exposure due to changes in our general property quota share reinsurance treaty.

•	Our international property catastrophe treaty was cancelled and rewritten effective May 1, 2008. This treaty covers worldwide losses, excluding the United States and Canada. The total ceded premiums written for the international property catastrophe treaty were $2.0 million. There were no ceded premiums written related to the international catastrophe property treaty during the three months ended June 30, 2007.

•	Purchased an excess-of-loss reinsurance treaty for our general property business with a limit of $15 million excess of $10 million or €10 million excess of €10 million. The total ceded premiums written for the excess-of-loss treaty were $3.4 million. There was no excess-of-loss treaty in place during the three months ended June 30, 2007.

•	Offsetting the increases in reinsurance protection was a reduction in the cession percentage on our general property quota share reinsurance treaty from 55% to 40%.
     Net premiums earned decreased by $34.2 million, or 11.3%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of lower net premiums written. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the three months ended June 30, 2008.

     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended June 30,
	2008	2007	2008	2007
Property	29.5%	29.5%	16.4%	15.9%
Casualty	39.9	35.5	39.3	40.8
Reinsurance	30.6	35.0	44.3	43.3
     The increase in the percentage of casualty gross premiums written reflects the continued growth of our U.S. operations, where casualty gross premiums written increased by $9.9 million, or 32.3%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Net Investment Income and Realized Investment Losses
     Net investment income decreased by $1.5 million, or 2.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease was primarily the result of lower yields on our investment portfolio. The annualized period book yield of the investment portfolio for the three months ended June 30, 2008 and 2007 was 4.5% and 4.8%, respectively. Investment management fees of $1.5 million and $1.6 million were incurred during the three months ended June 30, 2008 and 2007, respectively.
     Our aggregate invested assets grew due to positive operating cash flows partially offset by funds used to acquire our common shares from American International Group, Inc. (“AIG”) in December 2007. As of June 30, 2008, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA+ as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 3.4 years as of June 30, 2008.
     Net realized investment losses increased by $2.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Net realized investment losses of $4.4 million for the three months ended June 30, 2008 were comprised of the following:
•	A write-down of approximately $25.9 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities due to the widening of credit spreads caused by the continued decline in the U.S. housing market. All of the residential and commercial mortgage-backed securities written down were AAA rated securities. Given the current market environment for mortgage-backed securities, it is difficult to determine when recovery will occur and as such we recorded an other-than-temporary charge. Also included in the other-than-temporary impairment charge during the three months ended June 30, 2008 was a write-down of $1.0 million related to our investment in bonds issued by a commercial bank and a write down of $1.2 million of other invested assets. We performed an analysis of the issuers, including their liquidity, business prospects and overall financial position and concluded that an other-than-temporary charge should be recognized.
•	Net realized investment gains of $0.6 million related to the mark-to-market of our hedge fund investments. On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”) and elected to fair value our hedge fund investments. As a result, any change in the fair value of our hedge fund investments is recognized as realized investment gains or losses in the condensed consolidated statements of operations and comprehensive income at each reporting period. As we adopted FAS 159 in 2008, there were no realized investment gains or losses recognized from our hedge fund investments in the unaudited condensed consolidated statement of operations and comprehensive income during the three months ended June 30, 2007 as the change in fair value was included in “accumulated other comprehensive income” in the unaudited condensed consolidated balance sheet.
•	Net realized investment gains of $20.9 million from the sale of securities. We sold a number of securities during the three months ended June 30, 2008 to fund the increased capitalization of our direct U.S. operations and our European operations.

     During the three months ended June 30, 2007, the net loss on fixed income investments included a write-down of approximately $2.9 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary solely due to changes in interest rates.
Net Losses and Loss Expenses
     Net losses and loss expenses increased by $1.9 million, or 1.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in net losses and loss expenses was due to higher than expected loss activity in the current period, which included net losses and loss expenses incurred from the floods in the U.S. Midwest of $11.0 million and a gas pipeline explosion in Australia of $30.0 million. On June 3, 2008, a pipeline rupture and fire significantly reduced the supply of natural gas to Western Australia. While not directly exposed to the pipeline, we provide business interruption protection as part of our property coverage to other large institutional businesses that depend on the natural gas produced through the pipeline. The losses from the gas pipeline explosion are in the very early stages, and we will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly. The increased loss activity in the current period was partially offset by net favorable prior year loss development and lower earned premiums during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Because our net exposures tend to vary with net premiums earned, lower net premiums earned will reduce the ultimate loss reserve amount, and therefore, reduce the losses and loss expenses incurred.
     We recorded net favorable reserve development related to prior years of approximately $39.8 million and $32.4 million during the three months ended June 30, 2008 and 2007, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the three months ended June 30, 2008:
•	Net favorable reserve development of $38.0 million was recognized by our casualty segment primarily as a result of general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years. During the three months ended June 30, 2008, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years from using the expected loss ratio method to a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain lines of business and loss years within our casualty segment is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses.
•	Net favorable reserve development of $2.0 million was recognized by our reinsurance segment due to favorable development in the 2007 loss year related to windstorm Kyrill and the floods in the U.K. and Australia.
     The following is a breakdown of the major factors contributing to the net favorable reserve development for the three months ended June 30, 2007:
•	Net favorable reserve development of $30.4 million for our casualty segment was primarily comprised of $74.8 million of favorable reserve development related to low loss emergence in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years, and our general casualty line of business for the 2004 loss year. These favorable reserve developments were partially offset by $46.7 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years.

•	Net unfavorable reserve development of $2.9 million, excluding the 2004 and 2005 windstorms, for our property segment was comprised of $16.0 million of unfavorable reserve development, which primarily related to higher loss emergence than expected in our general property line of business for the 2004 and 2005 loss years and in our energy line of business for the 2006 loss year, which was partially offset by $13.1 million of favorable reserve development primarily in our general property line of business for the 2003 and 2006 loss years.

•	Net favorable reserve development of $1.6 million for our European property business related to the 2004 windstorms. We had no prior year loss reserve development related to Hurricanes Katrina, Rita and Wilma during the three months ended June 30, 2007.

•	Net favorable reserve development of $3.3 million, excluding the 2004 and 2005 windstorms, for our reinsurance segment comprised of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 loss years and $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 loss years.
     The loss and loss expense ratio for the three months ended June 30, 2008 was 66.2%, compared to 58.1% for the three months ended June 30, 2007. Net favorable reserve development recognized in the three months ended June 30, 2008 reduced the loss and loss expense ratio by 14.8 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 81.0%. Net favorable reserve development recognized in the three months ended June 30, 2007 reduced the loss and loss expense ratio by 10.7 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 68.8%. The increase in the current year’s loss and loss expense ratio for the current period was primarily due to net incurred losses and loss expenses related to the flooding in the U.S. Midwest and the gas pipeline explosion in Australia during the three months ended June 30, 2008.
     We continue to review the impact of the subprime and credit related downturn on professional liability insurance policies and reinsurance contracts we write. We have high attachment points for our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability policies with potential subprime and credit related exposure is approximately $131 million with average limits of $12 million (gross of reinsurance). Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. For our professional liability reinsurance contracts with potential subprime and credit related exposure, the average attachment point is approximately $99 million with average limits of $1.7 million. At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. As of June 30, 2008, we have recorded case reserves of $5.0 million and $7.5 million in our casualty and reinsurance operating segments, respectively, for subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     The following table shows the components of the increase in net losses and loss expenses of $1.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

	Three Months Ended
	June 30,		Dollar
	2008	2007	Change
	($ in millions)
Net losses paid	$82.9	$107.9	$(25.0)
Net change in reported case reserves	35.4	18.6	16.8
Net change in IBNR	59.8	49.7	10.1

Net losses and loss expenses	$178.1	$176.2	$1.9

     Net losses paid have decreased $25.0 million for the three months ended June 30, 2008 primarily due to lower claim payments relating to the 2004 and 2005 windstorms than the amount paid during the three months ended June 30, 2007 and due to lower claim payments for our casualty segment. During the three months ended June 30, 2008, $12.6 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $23.5 million during the three months ended June 30, 2007. During the three months ended June 30, 2008, we recovered $3.7 million on our property catastrophe reinsurance protection in relation to losses paid as a result of the 2004 and 2005 windstorms compared to $8.9 million for the three months ended June 30, 2007. The increase in reported case reserves is due to increased case reserves for our property and reinsurance segments partially offset by lower case reserves for our casualty segment. The increase in IBNR was primarily due to increased reserves for losses and loss expenses for our current period’s business partially offset by higher net favorable loss reserve development.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended June 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, April 1	$3,289.5	$2,995.1
Incurred related to:
Current period non-catastrophe	176.9	208.6
Current period property catastrophe	41.0	—
Prior period non-catastrophe	(39.8)	(30.8)
Prior period property catastrophe	—	(1.6)

Total incurred	$178.1	$176.2
Paid related to:
Current period non-catastrophe	7.4	2.5
Current period property catastrophe	—	—
Prior period non-catastrophe	62.9	81.9
Prior period property catastrophe	12.6	23.5

Total paid	$82.9	$107.9
Foreign exchange revaluation	0.9	1.1

Net reserve for losses and loss expenses, June 30	3,385.6	3,064.5
Losses and loss expenses recoverable	778.6	679.2

Reserve for losses and loss expenses, June 30	$4,164.2	$3,743.7
Acquisition Costs
     Acquisition costs decreased by $5.6 million, or 17.6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Acquisition costs as a percentage of net premiums earned were 9.8% for the three months ended June 30, 2008 compared to 10.5% for the same period in 2007. The decrease in this rate was primarily due to increased commissions received on ceded reinsurance in our casualty segment.
General and Administrative Expenses
     General and administrative expenses increased by $12.0 million, or 34.9%, for the three months ended June 30, 2008 compared to the same period in 2007. The following is a breakdown of the major factors contributing to the increase:
•	Salary and employee welfare costs increased by $7.6 million primarily due to our average staff count increasing by approximately 13.3% as a result of the significant expansion of our U.S. operations as part of our ongoing U.S. strategic initiatives. The increase in salary and employee welfare costs of $7.6 million included increased stock-based compensation costs of $2.0 million.

•	Information technology costs increased by approximately $1.9 million due to consulting costs required as part of the development of our technological infrastructure as well as an increase in the cost of hardware and software.

•	Professional fees increased by approximately $1.5 million due to increased legal and other professional fees.

•	Rent and building-related costs increased by approximately $0.7 million due to additional office space in New York and Chicago and increased amortization of furniture and fixtures.
     Our general and administrative expense ratio was 17.2% for the three months ended June 30, 2008, which was higher than the 11.4% for the three months ended June 30, 2007. The increase was primarily due to the factors discussed above, while net premiums earned declined.
     Our expense ratio was 27.0% for the three months ended June 30, 2008 compared to 21.9% for the three months ended June 30, 2007. The increase resulted from increased general and administrative expenses.

Interest Expense
     During both the three months ended June 30, 2008 and 2007, interest expense incurred of $9.5 million represented one quarter of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.
Net Income
     Net income for the three months ended June 30, 2008 was $79.2 million compared to net income of $123.3 million for the three months ended June 30, 2007. The decrease was primarily the result of lower net premiums earned, increased general and administrative expenses and increased loss activity for the three months ended June 30, 2008. Net income for the three months ended June 30, 2008 included a net foreign exchange gain of $0.4 million and income tax recovery of $2.2 million. Net income for the three months ended June 30, 2007 included a net foreign exchange loss of $0.5 million and an income tax recovery of $0.3 million.
Comparison of Six Months Ended June 30, 2008 and 2007
Premiums
     Gross premiums written decreased by $125.3 million, or 12.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in gross premiums written was primarily the result of the following:
•	The non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy and contract terms and conditions), increased competition and decreasing rates for new and renewal business in each of our operating segments.

•	In our reinsurance segment, adjustments on estimated premiums were lower by $18.0 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We recognized net downward adjustments of $8.0 million during the six months ended June 30, 2008 compared to net upward adjustments of $10.0 million during the six months ended June 30, 2007. Gross premiums written also decreased in our reinsurance segment by approximately $12.0 million because some cedents purchased less reinsurance.

•	In our property segment, we reduced the amount of gross premiums written in our energy line of business by $17.6 million, or 33.1%, in response to deteriorating market conditions.

•	We also reduced the amount of gross premiums written for certain energy classes of business within our casualty segment by $6.6 million in response to deteriorating market conditions.
     The table below illustrates our gross premiums written by geographic location for the six months ended June 30, 2008 and 2007.

	Six Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Bermuda	$556.1	$726.6	$(170.5)	(23.5)%
United States	145.1	89.1	56.0	62.9
Europe	142.5	153.3	(10.8)	(7.0)

	$843.7	$969.0	$(125.3)	(12.9)%

     The decrease in gross premiums written for our Bermuda operations, in addition to the factors discussed above, was due to the fact that certain policies and treaties that were previously written in Bermuda during the six months ended June 30, 2007 were renewed in our U.S. companies during the six months ended June 30, 2008. Our new U.S. reinsurance company commenced operations in April 2008 and renewed treaties previously written in Bermuda of $34.9 million during the six months ended June 30, 2008.
     Net premiums written decreased by $97.6 million, or 13.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 23.3% of gross premiums written for the six months ended June 30, 2008 compared to 23.2% for the same period in 2007.
     Net premiums earned decreased by $47.8 million, or 8.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of lower net premiums written. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the six months ended June 30, 2008.
     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Six Months Ended June 30,
	2008	2007	2008	2007
Property	25.8%	26.7%	16.2%	15.7%
Casualty	35.5	32.3	39.6	42.1
Reinsurance	38.7	41.0	44.2	42.2
     The increase in the percentage of casualty gross premiums written reflects the continued growth of our U.S. operations, where casualty gross premiums written increased by $15.4 million, or 28.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Net Investment Income and Realized Investment Losses
     Net investment income increased by $2.7 million, or 1.8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily the result of an increase in the dividend received from our global high-yield bond fund of $4.0 million, as well as an approximate 4.1% increase in our average aggregate invested assets from June 30, 2007 to June 30, 2008. The dividend from the global high-yield bond fund increased from $2.1 million for the six months ended June 30, 2007 to $6.1 million for the six months ended June 30, 2008. Our aggregate invested assets grew due to positive operating cash flows partially offset by funds used to acquire our common shares from AIG in December 2007. For both the six months ended June 30, 2008 and 2007, we incurred investment management fees of $3.0 million.
     For both the six months ended June 30, 2008 and 2007, the annualized period book yield of the investment portfolio was 4.7%. As of June 30, 2008, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA+ as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 3.4 years as of June 30, 2008.
     Net realized investment losses decreased by $7.1 million, or 88.8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Net realized investment losses of $0.9 million for the six months ended June 30, 2008 were comprised of the following:
•	A write-down of approximately $37.3 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities due to the widening of credit spreads caused by the continued decline in the U.S. housing market. All of the residential and commercial mortgage-backed securities written down were AAA rated securities. Given the current market environment for mortgage-backed securities, it is difficult to determine when recovery will occur and as such we recorded an other-than-temporary charge. Also included in the other-than-temporary impairment charge during the six months ended June 30, 2008 was a write-down of $1.0 million related to our investment in bonds issued by a commercial bank and a write down of $1.2 million of other invested assets. We performed an analysis of the issuers, including their liquidity, business prospects and overall financial position and concluded that an other-than-temporary charge should be recognized.

•	Net realized investment losses of $11.9 million related to the mark-to-market of our hedge fund investments. There were no realized investment gains or losses recognized from our hedge fund investments during the six months ended June 30, 2007.

•	Net realized investment gains of $48.3 million from the sale of securities. We sold a number of securities during the six months ended June 30, 2008 to capitalize the initial operations of our U.S. reinsurance platform and to fund the increased capitalization of our direct U.S. operations and our European operations.
     During the six months ended June 30, 2007, the net loss on fixed income investments included a write-down of approximately $12.3 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary solely due to changes in interest rates.
Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $20.6 million, or 6.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The primary reasons for the reduction in these expenses were net favorable prior year reserve development and lower earned premiums during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, partially offset by higher than expected loss activity for the current period’s business.
     We recorded net favorable reserve development related to prior years of approximately $92.9 million and $58.5 million during the six months ended June 30, 2008 and 2007, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the six months ended June 30, 2008:
•	We recognized net favorable reserve development of $33.2 million related to the 2005 windstorms, of which $10.5 million was recognized by our property segment and $22.7 million was recognized by our reinsurance segment. We recognized the net favorable reserve development for the 2005 windstorms due to less than anticipated reported loss activity over the past several quarters. Accordingly, as of June 30, 2008, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $387.7 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable reserve development of $47.2 million was recognized by our casualty segment primarily as a result of general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years.

•	Net favorable reserve development of $10.4 million, excluding the 2005 windstorms, was recognized by our property segment primarily as a result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003, 2006 and 2007 loss years.

•	Net favorable reserve development of $2.1 million was recognized by our reinsurance segment primarily due to favorable development in the 2007 loss year related to windstorm Kyrill and the floods in the U.K. and Australia.
     The following is a breakdown of the major factors contributing to the net favorable reserve development for the six months ended June 30, 2007:
•	Net favorable development of $29.7 million for our casualty segment, which consisted of $107.6 million of favorable reserve development primarily related to low loss emergence in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and low loss emergence in our general casualty business for the 2004 loss year. These favorable reserve developments were partially offset by $77.9 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and our professional liability line of business for the 2002 loss year.

•	Net favorable reserve development of $10.3 million, excluding the 2004 and 2005 windstorms, for our property segment which consisted of $27.5 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $17.2 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.

•	Net favorable reserve development of $12.6 million related to Hurricanes Katrina, Rita and Wilma. As of June 30, 2007, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $443.4 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable reserve development of $2.6 million related to the 2004 windstorms. This included $1.0 million of additional recoveries under our property catastrophe reinsurance protection related to Hurricane Frances and $1.6 million for our European property business related to the 2004 windstorms.

•	Net favorable reserve development of $3.3 million, excluding the 2004 and 2005 windstorms, for our reinsurance segment comprised of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 loss years and $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 loss years.
     The loss and loss expense ratio for the six months ended June 30, 2008 was 59.3%, compared to 58.0% for the six months ended June 30, 2007. Net favorable reserve development recognized in the six months ended June 30, 2008 reduced the loss and loss expense ratio by 17.1 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 76.4%. Net favorable reserve development recognized in the six months ended June 30, 2007 reduced the loss and loss expense ratio by 9.9 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 67.9%. The increase in the current year’s loss and loss expense ratio for the current period was due to higher than expected reported loss activity and lower rates on new and renewal business for each of our operating segments. During the six months ended June 30, 2008, we had exposure to a number of property losses that were higher than normal, which included fires, tornadoes, hail storms and floods in various regions of the United States and in other parts of the world as well as the gas pipeline explosion in Australia.
     The following table shows the components of the decrease in net losses and loss expenses of $20.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

	Six Months
	Ended
	June 30,		Dollar
	2008	2007	Change
	($ in millions)
Net losses paid	$175.5	$227.2	$(51.7)
Net change in reported case reserves	36.8	(2.5)	39.3
Net change in IBNR	109.3	117.5	(8.2)

Net losses and loss expenses	$321.6	$342.2	$(20.6)

     Net losses paid have decreased $51.7 million for the six months ended June 30, 2008 primarily due to lower claim payments relating to the 2004 and 2005 windstorms than the amount paid during the six months ended June 30, 2007 and due to lower claim payments for our casualty segment. During the six months ended June 30, 2008, $26.3 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $58.8 million during the six months ended June 30, 2007. During the six months ended June 30, 2008, we recovered $8.3 million on our property catastrophe reinsurance protection in relation to losses paid as a result of the 2004 and 2005 windstorms compared to $18.4 million for the six months ended June 30, 2007. The increase in reported case reserves is due to increased case reserves for our property and reinsurance segments partially offset by lower case reserves for our casualty segment. The decrease in IBNR was primarily due to net favorable loss reserve development and a reduction in business written, partially offset by increased loss reserves for our current period’s business.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months
	Ended June 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,237.0	$2,947.9
Incurred related to:
Current period non-catastrophe	373.5	400.7
Current period property catastrophe	41.0	—
Prior period non-catastrophe	(59.7)	(43.3)
Prior period property catastrophe	(33.2)	(15.2)

Total incurred	$321.6	$342.2
Paid related to:
Current period non-catastrophe	10.2	3.2
Current period property catastrophe	—	—
Prior period non-catastrophe	139.0	165.2
Prior period property catastrophe	26.3	58.8

Total paid	$175.5	$227.2
Foreign exchange revaluation	2.5	1.6

Net reserve for losses and loss expenses, June 30	3,385.6	3,064.5
Losses and loss expenses recoverable	778.6	679.2

Reserve for losses and loss expenses, June 30	$4,164.2	$3,743.7
Acquisition Costs
     Acquisition costs decreased by $8.0 million, or 13.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Acquisition costs as a percentage of net premiums earned were 9.8% for the six months ended June 30, 2008 compared to 10.4% for the same period in 2007. The decrease in this rate was primarily due to increased commissions received on ceded reinsurance in our casualty segment.
General and Administrative Expenses
     General and administrative expenses increased by $22.0 million, or 32.5%, for the six months ended June 30, 2008 compared to the same period in 2007. The following is a breakdown of the major factors contributing to the increase:
•	Salary and employee welfare costs increased by $13.2 million due to our average staff count increasing by approximately 11.9%. This also included a one-time expense of $3.8 million for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations and increased stock-based compensation costs of $1.9 million.

•	Information technology costs increased by approximately $4.2 million due to consulting costs required as part of the development of our technological infrastructure as well as an increase in the cost of hardware and software.

•	Professional fees increased by approximately $2.3 million due to increased legal and other professional fees.

•	Rent and related costs increased by approximately $1.8 million due to additional office space in New York and Chicago and increased amortization of furniture and fixtures. There was a gain of $0.6 million on the sale of fixed assets from our previous office space in Bermuda during the six months ended June 30, 2007. No such gain on fixed assets occurred during the six months ended June 30, 2008.

     Our general and administrative expense ratio was 16.5% for the six months ended June 30, 2008, which was higher than the 11.5% for the six months ended June 30, 2007. The increase was primarily due to the factors discussed above, while net premiums earned declined.
     Our expense ratio was 26.3% for the six months ended June 30, 2008 compared to 21.9% for the six months ended June 30, 2007. The increase resulted from increased general and administrative expenses.
Interest Expense
     Interest expense increased by $0.1 million, or 0.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Interest expense incurred during both the six months ended June 30, 2008 and 2007 represented half of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.
Net Income
     Net income for the six months ended June 30, 2008 was $210.2 million compared to net income of $237.2 million for the six months ended June 30, 2007. The decrease was primarily the result of lower net premiums earned, increased general and administrative expenses and increased loss activity for the six months ended June 30, 2008. Net income for the six months ended June 30, 2008 included a net foreign exchange loss of $0.1 million and income tax recovery of $3.3 million. Net income for the six months ended June 30, 2007 included a net foreign exchange loss of $0.5 million and an income tax expense of $0.8 million.
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
Property Segment
     The following table summarizes the underwriting results and associated ratios for the property segment for the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Revenues
Gross premiums written	$132.0	$156.5	$218.0	$258.3
Net premiums written	54.3	59.0	100.9	105.1
Net premiums earned	44.2	48.3	87.7	92.8
Expenses
Net losses and loss expenses	$62.6	$34.1	$77.3	$41.0
Acquisition costs	(3.0)	0.1	(2.4)	0.4
General and administrative expenses	11.0	8.2	21.4	15.9
Underwriting (loss) income	(26.4)	5.9	(8.6)	35.5

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Ratios	($ in millions)
Loss and loss expense ratio	141.7%	70.7%	88.1%	44.2%
Acquisition cost ratio	(6.7)	0.2	(2.8)	0.4
General and administrative expense ratio	24.8	16.9	24.5	17.2
Expense ratio	18.1	17.1	21.7	17.6
Combined ratio	159.8	87.8	109.8	61.8
Comparison of Three Months Ended June 30, 2008 and 2007
     Premiums.   Gross premiums written decreased $24.5 million, or 15.7%, for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business. In addition, we continued to reduce the amount of gross premiums written in our energy line of business by $12.8 million, or 40.6%, in response to deteriorating market conditions. We expect the trend of reducing our energy line of business to continue during the remainder of the year.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
General property	$113.2	$124.6	$(11.4)	(9.1)%
Energy	18.7	31.5	(12.8)	(40.6)
Other	0.1	0.4	(0.3)	(75.0)

	$132.0	$156.5	$(24.5)	(15.7)%

     Net premiums written decreased by $4.7 million, or 8.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Overall, we ceded 58.9% of gross premiums written for the three months ended June 30, 2008 compared to 62.3% for the three months ended June 30, 2007. The decrease in the percentage of premiums ceded was caused by a reduction in the cession percentage on our general property quota share reinsurance treaty from 55% to 40% and the non-renewal of our energy quota share reinsurance treaty, which expired June 1, 2007, partially offset by additional reinsurance protection purchased, which was as follows:
•	Renewed our property catastrophe reinsurance treaty, which resulted in ceded written premiums of $26.1 million. The cost of the property catastrophe reinsurance treaty was higher than the expiring treaty by approximately $7.0 million. The increased cost of the property catastrophe reinsurance treaty is principally due to the new treaty expanding earthquake coverage in the United States and increased exposure due to changes in our general property quota share reinsurance treaty.

•	Our international property catastrophe treaty was cancelled and rewritten effective May 1, 2008. This treaty covers worldwide losses, excluding the United States and Canada. The total ceded premiums written for the international property catastrophe treaty were $2.0 million. There were no ceded premiums written related to the international catastrophe property treaty during the six months ended June 30, 2007.

•	Purchased an excess-of-loss reinsurance treaty for our general property treaty with a limit of $15 million excess of $10 million or €10 million excess of €10 million. The total ceded premiums written for the excess-of-loss treaty were $3.4 million. There was no excess-of-loss treaty in place during the three months ended June 30, 2007.
     Net premiums earned decreased $4.1 million, or 8.5%, primarily due to lower net premiums written. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the three months ended June 30, 2008.
     Net losses and loss expenses.  Net losses and loss expenses increased by $28.5 million, or 83.6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in net losses and loss expenses was primarily the result of higher than expected loss activity for the current period’s business partially offset by lower net premiums earned. During the three months ended June 30, 2008 our property segment recognized losses and loss expenses of $6.0 million related to the flooding in the U.S. Midwest and $30.0 million related to a gas pipeline explosion in Australia. On June 3, 2008, a pipeline rupture and fire significantly reduced the supply of natural gas to Western Australia. While not directly exposed to the pipeline, we provide business interruption protection as part of our property coverage to other large institutional businesses that depend on the natural gas produced through the pipeline. The losses from the gas pipeline explosion are in the very early stages and we will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     Overall, our property segment recorded net unfavorable reserve development of $0.2 million during the three months ended June 30, 2008 compared to net unfavorable reserve development of $1.3 million for the three months ended June 30, 2007.
     The $1.3 million of net unfavorable reserve development during the three months ended June 30, 2007 included the following:
•	Net unfavorable reserve development of $2.9 million, excluding the 2004 and 2005 windstorms, for our property segment was comprised of $16.0 million of unfavorable reserve development, which primarily related to higher loss emergence than expected in our general property line of business for the 2004 and 2005 loss years and in our energy line of business for the 2006 loss year, and which was partially offset by $13.1 million of favorable reserve development primarily in our general property line of business for the 2003 and 2006 loss years.

•	The net favorable reserve development of $1.6 million for our European property business related to the 2004 windstorms.
     The loss and loss expense ratio for the three months ended June 30, 2008 was 141.7% compared to 70.7% for the three months ended June 30, 2007. Net unfavorable reserve development recognized in the three months ended June 30, 2008 increased the loss and loss expense ratio by 0.5%. Thus, the loss and loss expense ratio for this period’s business was 141.2%. In comparison, net unfavorable reserve development recognized in the three months ended June 30, 2007 increased the loss and loss expense ratio by 2.7 percentage points. Thus, the loss and loss expense ratio for that period’s business was 68.0%. The increase in the loss and loss expense ratio for the current period’s business was due to higher than expected reported loss activity in the current period primarily caused by $6.0 million in net losses and loss expense recognized related to the U.S. Midwest floods and $30.0 million in net losses and loss expenses recognized related to the gas pipeline explosion in Australia.
     Net paid losses for the three months ended June 30, 2008 and 2007 were $31.2 million and $40.9 million, respectively. The decrease in paid losses was due to lower net paid losses related to the 2004 and 2005 windstorms. During the three months ended June 30, 2008, approximately $2.0 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $14.9 million during the three months ended June 30, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended June 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, April 1	$325.8	$381.6
Incurred related to:
Current period non-catastrophe	26.4	32.8
Current period property catastrophe	36.0	—
Prior period non-catastrophe	0.2	2.9
Prior period property catastrophe	—	(1.6)

Total incurred	$62.6	$34.1
Paid related to:
Current period non-catastrophe	3.1	2.4
Current period property catastrophe	—	—
Prior period non-catastrophe	26.1	23.6
Prior period property catastrophe	2.0	14.9

Total paid	$31.2	$40.9
Foreign exchange revaluation	0.9	1.1

Net reserve for losses and loss expenses, June 30	358.1	375.9
Losses and loss expenses recoverable	361.8	431.5

Reserve for losses and loss expenses, June 30	$719.9	$807.4

     Acquisition costs. Acquisition costs decreased by $3.1 million for the three months ended June 30, 2008 compared to June 30, 2007. The decrease is primarily caused by an increase in ceding commission percentage on our general property quota share treaty and an adjustment for outstanding commissions payable. The acquisition cost ratio decreased to negative 6.7% for the three months ended June 30, 2008 from 0.2% for the same period in 2007. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the ceding commission rates and amounts ceded will vary from renewal period to renewal period.
     General and administrative expenses. General and administrative expenses increased by $2.8 million, or 34.1%, for the three months ended June 30, 2008 compared to three months ended June 30, 2007. The increase in general and administrative expenses was attributable to increased salary and employee welfare costs, increased building-related costs, increased professional fees and higher costs associated with information technology. The increase in the general and administrative expense ratio from 16.9% for the three months ended June 30, 2007 to 24.8% for the same period in 2008 was the result of the factors discussed above, while net premiums earned declined.
Comparison of Six Months Ended June 30, 2008 and 2007
     Premiums.   Gross premiums written decreased $40.3 million, or 15.6%, for the six months ended June 30, 2008 compared to the same period in 2007. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business. In addition, we have continued to reduce the amount of gross premiums written in our energy line of business by $17.6 million, or 33.1%, in response to deteriorating market conditions. We expect the trend of reducing our energy line of business to continue during the remainder of the year.
     The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2008 and 2007.

	Six Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
General property	$182.1	$204.5	$(22.4)	(10.9)%
Energy	35.6	53.2	(17.6)	(33.1)
Other	0.3	0.6	(0.3)	(50.0)

	$218.0	$258.3	$(40.3)	(15.6)%

     Net premiums written decreased by $4.2 million, or 4.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This was primarily the result of lower gross premiums written partially offset by the changes to our reinsurance program discussed in the comparison of the three months ended June 30, 2008. Overall, we ceded 53.7% of gross premiums written for the six months ended June 30, 2008 compared to 59.3% for the six months ended June 30, 2007.
     Net premiums earned decreased $5.1 million, or 5.5%, primarily due to lower net premiums written. The percentage decrease in net premiums earned was lower than that of net premiums written due to the continued earning of higher net premiums that were written prior to the three months ended June 30, 2008.
     Net losses and loss expenses.  Net losses and loss expenses increased by $36.3 million, or 88.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in net losses and loss expenses was primarily the result of higher than expected loss activity for the current period’s business partially offset by lower net premiums earned. Loss activity in the current period’s business included $6.0 million and $30.0 million in losses and loss expenses recognized related to the flooding in the U.S. Midwest and the gas pipeline explosion in Australia, respectively.
     Overall, our property segment recorded net favorable reserve development of $20.9 million during the six months ended June 30, 2008 compared to net favorable reserve development of $24.4 million for the six months ended June 30, 2007.
     The $20.9 million of net favorable reserve development during the six months ended June 30, 2008 included the following:

•	Net favorable reserve development of $10.5 million related to the 2005 windstorms due to less than anticipated reported loss activity over the past several quarters.

•	Net favorable reserve development of $10.4 million, excluding the 2005 windstorms, primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003, 2006 and 2007 loss years.
     The $24.4 million of net favorable reserve development during the six months ended June 30, 2007 included the following:
•	Net favorable reserve development of $10.3 million, excluding 2004 and 2005 windstorms, for our property segment which consisted of $27.5 million in net favorable reserve development primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $17.2 million primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.

•	Net favorable reserve development of $8.7 million for Hurricanes Katrina, Rita and Wilma.

•	Net favorable reserve development of $5.4 million related to the 2004 windstorms.
     The loss and loss expense ratio for the six months ended June 30, 2008 was 88.1% compared to 44.2% for the six months ended June 30, 2007. Net favorable reserve development recognized in the six months ended June 30, 2008 reduced the loss and loss expense ratio by 23.8 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 111.9%. In comparison, net favorable reserve development recognized in the six months ended June 30, 2007 decreased the loss and loss expense ratio by 26.2 percentage points. Thus, the loss and loss expense ratio for that period’s business was 70.4%. The increase in the loss and loss expense ratio for the current period’s business was due to higher than expected reported loss activity in the current period as well as lower rates on new and renewal business. During the six months ended June 30, 2008, we had exposure to a number of property losses that were higher than normal, which included fires, tornadoes, hail storms and floods in various regions of the United States and in other parts of the world as well as the gas pipeline explosion in Australia.
     Net paid losses for the six months ended June 30, 2008 and 2007 were $82.3 million and $90.6 million, respectively. The decrease in paid losses was due to lower net paid losses related to the 2004 and 2005 windstorms. During the six months ended June 30, 2008, approximately $11.2 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $38.4 million during the six months ended June 30, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months
	Ended June 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$360.6	$423.9
Incurred related to:
Current period non-catastrophe	62.2	65.4
Current period property catastrophe	36.0	—
Prior period non-catastrophe	(10.4)	(10.3)
Prior period property catastrophe	(10.5)	(14.1)

Total incurred	$77.3	$41.0
Paid related to:
Current period non-catastrophe	4.4	3.1
Current period property catastrophe	—	—
Prior period non-catastrophe	66.7	49.1
Prior period property catastrophe	11.2	38.4

Total paid	$82.3	$90.6
Foreign exchange revaluation	2.5	1.6

Net reserve for losses and loss expenses, June 30	358.1	375.9
Losses and loss expenses recoverable	361.8	431.5

Reserve for losses and loss expenses, June 30	$719.9	$807.4

     Acquisition costs.  Acquisition costs decreased by $2.8 million for the six months ended June 30, 2008 compared to June 30, 2007 primarily due to an increase in ceding commission percentage on our general property quota share treaty and an adjustment for outstanding commissions payable. The acquisition cost ratio decreased to negative 2.8% for the six months ended June 30, 2008 from 0.4% for the same period in 2007.
     General and administrative expenses.  General and administrative expenses increased by $5.5 million, or 34.6%, for the six months ended June 30, 2008 compared to six months ended June 30, 2007. The increase in general and administrative expenses was attributable to increased salary and employee welfare costs including a one-time expense of $0.5 million for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations, increased building-related costs, increased professional fees and higher costs associated with information technology. The increase in the general and administrative expense ratio from 17.2% for the six months ended June 30, 2007 to 24.5% for the same period in 2008 was the result of the factors discussed above, while net premiums earned declined.
Casualty Segment
     The following table summarizes the underwriting results and associated ratios for the casualty segment for the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Revenues
Gross premiums written	$178.2	$188.1	$299.3	$313.3
Net premiums written	129.3	141.6	220.0	242.3
Net premiums earned	105.6	123.7	214.8	248.1
Expenses
Net losses and loss expenses	$41.8	$60.9	$114.9	$151.3
Acquisition costs	5.2	5.0	8.5	11.1
General and administrative expenses	24.3	16.7	48.0	32.0
Underwriting income	34.3	41.1	43.4	53.7
Ratios
Loss and loss expense ratio	39.5%	49.2%	53.5%	61.0%
Acquisition cost ratio	5.0	4.1	4.0	4.4
General and administrative expense ratio	23.0	13.5	22.4	12.9
Expense ratio	28.0	17.6	26.4	17.3
Combined ratio	67.5	66.8	79.9	78.3
Comparison of Three Months Ended June 30, 2008 and 2007
     Premiums.  Gross premiums written decreased $9.9 million, or 5.3%, for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business. This was most noticeable for our Bermuda operations where gross premiums written decreased $21.8 million, or 17.4%. We also reduced the amount of gross premiums written for certain energy classes of business by $6.4 million in response to deteriorating market conditions. These reductions were partially offset by an increase in the amount of business written through our U.S. offices as a result of the continued expansion of our U.S. operations. Gross premiums written by our U.S. operations increased $9.9 million, or 32.3%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Professional liability	$89.5	$89.1	$0.4	0.0%
General casualty	66.6	83.6	(17.0)	(20.3)
Healthcare	16.0	13.1	2.9	22.1
Other	6.1	2.3	3.8	165.2

	$178.2	$188.1	$(9.9)	(5.3)%

     Net premiums written decreased $12.3 million, or 8.7%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty business for the three months ended June 30, 2008 compared to the same period in 2007. We ceded 27.4% of gross premiums written for the three months ended June 30, 2008 compared to 24.7% for the three months ended June 30, 2007. The percentage of premiums ceded were higher for each of our lines of business during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Net premiums earned decreased $18.1 million, or 14.6%, due to lower gross premiums written and increased reinsurance utilization.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $19.1 million, or 31.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized and the reduction in net premiums earned. Overall, our casualty segment recorded net favorable reserve development of $38.0 million during the three months ended June 30, 2008 compared to net favorable reserve development of $30.4 million for the three months ended June 30, 2007.
     The net favorable reserve development of $38.0 million recognized during the three months ended June 30, 2008 was primarily as a result of general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years. During the three months ended June 30, 2008, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years from using the expected loss ratio method to a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain lines of business and loss years within our casualty segment is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses.
     The $30.4 million net favorable reserve development during the three months ended June 30, 2007 included the following:
•	Favorable reserve development of $74.8 million primarily related to low loss emergence in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and general casualty line of business for the 2004 loss year.

•	This was partially offset by $46.7 million of unfavorable reserve development due primarily to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years.
     The loss and loss expense ratio for the three months ended June 30, 2008 was 39.5%, compared to 49.2% for the three months ended June 30, 2007. The net favorable reserve development recognized during the three months ended June 30, 2008 decreased the loss and loss expense ratio by 36.0 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 75.5% for the three months ended June 30, 2008. Comparatively, the net favorable reserve development recognized during the three months ended June 30, 2007 decreased the loss and loss expense ratio by 24.6 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 73.8%. The increase in the loss and loss expense ratio for the current period’s business was due to lower rates on new and renewal policies.
     We continue to review the impact of the subprime and credit related downturn on professional liability insurance policies we write. We have high attachment points for our professional liability policies, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability policies with potential subprime and credit related exposure is approximately $131 million with average limits of $12 million (gross of reinsurance). Our direct insurance polices with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both.  At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. As of June 30, 2008, we have recorded a case reserve of $5.0 million for subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     Net paid losses were $19.6 million for the three months ended June 30, 2008 compared to $37.0 million for the three months ended June 30, 2007. The decrease is due to the timing of payments of claims that have already been reserved for in prior periods.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended June 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,937.4	$1,758.3
Incurred related to:
Current period non-catastrophe	79.8	91.3
Current period catastrophe	—	—
Prior period non-catastrophe	(38.0)	(30.4)
Prior period catastrophe	—	—

Total incurred	$41.8	$60.9
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	19.6	37.0
Prior period catastrophe	—	—

Total paid	$19.6	$37.0
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,959.6	1,782.2
Losses and loss expenses recoverable	407.3	220.0

Reserve for losses and loss expenses, June 30	$2,366.9	$2,002.2
     Acquisition costs.  Acquisition costs increased $0.2 million, or 4.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was primarily related to increased premium taxes and broker commissions partially offset by lower gross premiums written and an increase in ceding commission income with the increase in reinsurance we purchased. The increase in the acquisition cost ratio from 4.1% for the three months ended June 30, 2007 to 5.0% for the three months ended June 30, 2008 was due to the factors discussed above.
     General and administrative expenses.  General and administrative expenses increased $7.6 million, or 45.5%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs, increased building-related costs, increased professional fees and higher costs associated with information technology. The 9.5 percentage point increase in the general and administrative expense ratio from 13.5% for the three months ended June 30, 2007 to 23.0% for the same period in 2008 was primarily a result of the factors discussed above, while net premiums earned declined.
Comparison of Six Months Ended June 30, 2008 and 2007
     Premiums.  Gross premiums written decreased $14.0 million, or 4.5%, for the six months ended June 30, 2008 compared to the same period in 2007. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions) and rate decreases from increased competition for new and renewal business. This was most noticeable for our Bermuda operations where gross premiums written decreased $27.1 million, or 13.8%. We also reduced the amount of gross premiums written for certain energy classes of business by $6.6 million in response to deteriorating market conditions. These reductions were partially offset by an increase in the amount of business written through our U.S. offices as a result of the continued expansion of our U.S. operations. Gross premiums written by our U.S. operations increased $15.4 million, or 28.8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

     The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2008 and 2007.

	Six Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Professional liability	$140.6	$145.3	$(4.7)	(3.2)%
General casualty	108.0	134.2	(26.2)	(19.5)
Healthcare	39.9	30.3	9.6	31.7
Other	10.8	3.5	7.3	208.6

	$299.3	$313.3	$(14.0)	(4.5)%

     Net premiums written decreased $22.3 million, or 9.2%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in net premiums written was greater than the decrease in gross premiums written. This was due to an increase in reinsurance purchased on our casualty business for the six months ended June 30, 2008 compared to the same period in 2007. We ceded 26.5% of gross premiums written for the six months ended June 30, 2008 compared to 22.7% for the six months ended June 30, 2007. The percentage of premiums ceded were higher for each of our lines of business during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Net premiums earned decreased $33.3 million, or 13.4%, due to lower gross premiums written and increased reinsurance utilization.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $36.4 million, or 24.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized and the reduction in net premiums earned. Overall, our casualty segment recorded net favorable reserve development of $47.2 million during the six months ended June 30, 2008 compared to net favorable reserve development of $29.7 million for the six months ended June 30, 2007.
     The net favorable reserve development of $47.2 million recognized during the six months ended June 30, 2008 was primarily as a result of general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years.
     The $29.7 million net favorable reserve development during the six months ended June 30, 2007 included the following:
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
     The loss and loss expense ratio for the six months ended June 30, 2008 was 53.5%, compared to 61.0% for the six months ended June 30, 2007. The net favorable reserve development recognized during the six months ended June 30, 2008 decreased the loss and loss expense ratio by 22.0 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 75.5% for the six months ended June 30, 2008. Comparatively, the net favorable reserve development recognized during the six months ended June 30, 2007 decreased the loss and loss expense ratio by 12.0 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 73.0%. The increase in the loss and loss expense ratio for the current period’s business was due to lower rates on new and renewal policies.
     Net paid losses were $33.5 million for the six months ended June 30, 2008 compared to $60.3 million for the six months ended June 30, 2007. The decrease is due to the timing of payments of claims that have already been reserved for in prior periods.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months
	Ended June 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,878.2	$1,691.2
Incurred related to:
Current period non-catastrophe	162.1	181.0
Current period catastrophe	—	—
Prior period non-catastrophe	(47.2)	(29.7)
Prior period catastrophe	—	—

Total incurred	$114.9	$151.3
Paid related to:
Current period non-catastrophe	—	—
Current period catastrophe	—	—
Prior period non-catastrophe	33.5	60.3
Prior period catastrophe	—	—

Total paid	$33.5	$60.3
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,959.6	1,782.2
Losses and loss expenses recoverable	407.3	220.0

Reserve for losses and loss expenses, June 30	$2,366.9	$2,002.2
     Acquisition costs.  Acquisition costs decreased $2.6 million, or 23.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was primarily related to lower gross premiums written and an increase in ceding commission income with the increase in reinsurance we purchased. The decrease in the acquisition cost ratio from 4.4% for the six months ended June 30, 2007 to 4.0% for the six months ended June 30, 2008 was due to the increase in ceding commission received partially offset by increased premium taxes and broker commissions.
     General and administrative expenses.  General and administrative expenses increased $16.0 million, or 50.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs including a one-time expense of $2.1 million for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations, increased building-related costs, increased professional fees and higher costs associated with information technology. The 9.5 percentage point increase in the general and administrative expense ratio from 12.9% for the six months ended June 30, 2007 to 22.4% for the same period in 2008 was primarily a result of the factors discussed above, while net premiums earned declined.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Revenues
Gross premiums written	$136.6	$186.0	$326.4	$397.3
Net premiums written	136.6	186.0	326.0	397.1
Net premiums earned	119.1	131.1	239.5	248.8
Expenses
Net losses and loss expenses	$73.7	$81.2	$129.4	$149.9
Acquisition costs	24.0	26.7	47.0	49.6
General and administrative expenses	11.1	9.6	20.2	19.7
Underwriting income	10.3	13.6	42.9	29.6
Ratios
Loss and loss expense ratio	61.9%	61.9%	54.0%	60.3%
Acquisition cost ratio	20.2	20.4	19.6	19.9
General and administrative expense ratio	9.3	7.3	8.4	7.9
Expense ratio	29.5	27.7	28.0	27.8
Combined ratio	91.4	89.6	82.0	88.1
Comparison of Three Months Ended June 30, 2008 and 2007
     Premiums.  Gross premiums written decreased $49.4 million, or 26.6%, for the three months ended June 30, 2008 compared to the same period in 2007. The decrease in gross premiums written was primarily due to non-renewal of business that did not meet our underwriting requirements (which included pricing and/or contract terms and conditions), rate decreases from increased competition for new and renewal business, net downward adjustments on estimated premiums and some cedents purchased less reinsurance. Adjustments on estimated premiums were lower by $17.0 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. We recognized net downward adjustments of $5.9 million during the three months ended June 30, 2008 compared to net upward adjustments of $11.1 million during the three months ended June 30, 2007. Given declining market rates, actual premiums are lower than the estimated premiums thus resulting in downward premium adjustments during the three months ended June 30, 2008. As our historical experience develops, we may have fewer or smaller adjustments to our estimated premiums. The impact of some cedents purchasing less reinsurance resulted in lower gross premiums written of approximately $7.0 million. During the three months ended June 30, 2008, our Bermuda and U.S. reinsurance operations wrote gross premiums written of $93.0 million and $43.6 million, respectively. The gross premiums written by our U.S. reinsurance operations, which commenced business in April 2008, included the renewal of certain treaties previously written in Bermuda of $34.9 million.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
International reinsurance	$40.7	$33.9	$6.8	20.1%
Professional liability reinsurance	30.4	50.1	(19.7)	(39.3)
Property reinsurance	28.9	38.2	(9.3)	(24.3)
General casualty reinsurance	27.0	48.9	(21.9)	(44.8)
Facultative reinsurance	4.4	9.9	(5.5)	(55.6)
Other	5.2	5.0	0.2	4.0

	$136.6	$186.0	$(49.4)	(26.6)%

     Net premiums written decreased by $49.4 million, or 26.6%, which was consistent with the decrease in gross premiums written. Net premiums earned decreased $12.0 million, or 9.2%, primarily as a result of lower net premiums written. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $7.5 million, or 9.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in net losses and loss expenses was primarily due to lower net premiums earned partially offset by lower net favorable reserve development recognized during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. During the three months ended June 30, 2008, we recognized net favorable reserve development of $2.0 million due to favorable development in the 2007 loss year related to windstorm Kyrill and the floods in the U.K. and Australia. Comparatively, we recorded net favorable reserve development of approximately $3.3 million during the three months ended June 30, 2007 consisting of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 loss years and $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 loss years.
     The loss and loss expense ratio was 61.9% for both the three months ended June 30, 2008 and 2007. Net favorable development recognized during the three months ended June 30, 2008 reduced the loss and loss expense ratio by 1.7 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 63.6%. In comparison, net favorable loss development recognized in the three months ended June 30, 2007 reduced the loss and loss expense ratio by 2.5 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 64.4%. Included in the current period’s business were net incurred losses and loss expenses of $5.0 million related to the flooding in the U.S. Midwest. Comparatively during the three months ended June 30, 2007, we recognized net losses and loss expenses of $9.0 million related to the floods in the U.K. and Australia.
     We continue to review the impact of the subprime and credit related downturn on professional liability reinsurance contracts we write. We have high attachment points for our professional liability contracts, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability reinsurance contracts with potential subprime and credit related exposure is approximately $99 million with average limits of $1.7 million. At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. As of June 30, 2008, we have recorded a case reserve of $7.5 million for subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     Net paid losses were $32.1 million for the three months ended June 30, 2008 compared to $30.0 million for the three months ended June 30, 2007. The increase in paid losses was due to higher net paid losses related to the 2004 and 2005 windstorms. During the three months ended June 30, 2008, approximately $10.6 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $8.6 million during the three months ended June 30, 2007.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months June 30,
	Ended
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,026.3	$855.2
Incurred related to:
Current period non-catastrophe	70.7	84.5
Current period property catastrophe	5.0	—
Prior period non-catastrophe	(2.0)	(3.3)
Prior period property catastrophe	—	—

Total incurred	$73.7	$81.2
Paid related to:
Current period non-catastrophe	4.2	0.1
Current period property catastrophe	—	—
Prior period non-catastrophe	17.3	21.3
Prior period property catastrophe	10.6	8.6

Total paid	$32.1	$30.0
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,067.9	906.4
Losses and loss expenses recoverable	9.4	27.7

Reserve for losses and loss expenses, June 30	$1,077.3	$934.1
     Acquisition costs.  Acquisition costs decreased by $2.7 million, or 10.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio of 20.2% for the three-month period ended June 30, 2008 was in line with the 20.4% acquisition cost ratio for the three-month period ended June 30, 2007.
     General and administrative expenses.  General and administrative expenses increased $1.5 million, or 15.6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs including a one-time expense of $0.5 million for the reimbursement of stock compensation for new executives hired as a result of the build-out of our U.S. reinsurance operations, increased building-related costs, increased professional fees and higher costs associated with information technology. The 2.0 percentage point increase in the general and administrative expense ratio from 7.3% for the three months ended June 30, 2007 to 9.3% for the three months ended June 30, 2008 was primarily a result of the factors discussed above, while net premiums earned declined.
Comparison of Six Months Ended June 30, 2008 and 2007
     Premiums.  Gross premiums written decreased $70.9 million, or 17.8%, for the six months ended June 30, 2008 compared to the same period in 2007. The decrease in gross premiums written was primarily due to non-renewal of business that did not meet our underwriting requirements (which included pricing and/or contract terms and conditions), rate decreases from increased competition for new and renewal business, net downward adjustments on estimated premiums and some cedents purchased less reinsurance. Adjustments on estimated premiums were lower by $18.0 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We recognized net downward adjustments of $8.0 million during the six months ended June 30, 2008 compared to net upward adjustments of $10.0 million during the six months ended June 30, 2007. The impact of some cedents purchasing less reinsurance resulted in lower gross premiums written of approximately $12.0 million.

     The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2008 and 2007.

	Six Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Professional liability reinsurance	$108.0	$146.7	$(38.7)	(26.4)%
General casualty reinsurance	71.2	96.8	(25.6)	(26.4)
International reinsurance	71.0	66.2	4.8	7.3
Property reinsurance	55.1	63.6	(8.5)	(13.4)
Facultative reinsurance	11.0	16.3	(5.3)	(32.5)
Other	10.1	7.7	2.4	31.2

	$326.4	$397.3	$(70.9)	(17.8)%

     Net premiums written decreased by $71.1 million, or 17.9%, which was consistent with the decrease in gross premiums written. Net premiums earned decreased $9.3 million, or 3.7%, as a result of lower net premiums written.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $20.5 million, or 13.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. During the six months ended June 30, 2008, we recognized net favorable reserve development of $24.8 million, which included net favorable reserve development of $22.7 million for the 2005 windstorms, and net favorable reserve development of $2.1 million primarily due to favorable development in the 2007 loss year related to windstorm Kyrill and the floods in the U.K. and Australia. We recognized net favorable reserve development of approximately $4.4 million during the six months ended June 30, 2007, which included net favorable reserve development of approximately $1.1 million related to the 2004 and 2005 windstorms. The remaining net favorable reserve development of $3.3 million was comprised of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 loss years and $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 loss years.
     The loss and loss expense ratio for the six months ended June 30, 2008 was 54.0% compared to 60.3% for the six months ended June 30, 2007. Net favorable reserve development recognized during the six months ended June 30, 2008 reduced the loss and loss expense ratio by 10.4 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 64.4%. In comparison, net favorable reserve development recognized in the six months ended June 30, 2007 reduced the loss and loss expense ratio by 1.8 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 62.1%. The increase in the loss and loss expense ratio for the current period’s business was due to lower rates on new and renewal contracts, and higher than expected reported loss activity including $5.0 million in net losses and loss expenses recognized related to the floods in the U.S. Midwest.
     Net paid losses were $59.7 million for the six months ended June 30, 2008 compared to $76.3 million for the six months ended June 30, 2007. The decrease reflects lower net losses paid in relation to the 2004 and 2005 windstorms from $20.4 million for the six months ended June 30, 2007 to $15.2 million for the six months ended June 30, 2008 and lower losses paid for our property treaty line of business.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$998.2	$832.8
Incurred related to:
Current period non-catastrophe	149.2	154.3
Current period property catastrophe	5.0	—
Prior period non-catastrophe	(2.1)	(3.3)
Prior period property catastrophe	(22.7)	(1.1)

Total incurred	$129.4	$149.9
Paid related to:
Current period non-catastrophe	5.8	0.1
Current period property catastrophe	—	—
Prior period non-catastrophe	38.7	55.8
Prior period property catastrophe	15.2	20.4

Total paid	$59.7	$76.3
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,067.9	906.4
Losses and loss expenses recoverable	9.4	27.7

Reserve for losses and loss expenses, June 30	$1,077.3	$934.1
     Acquisition costs.  Acquisition costs decreased by $2.6 million, or 5.2%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio of 19.6% for the six-month period ended June 30, 2008 was in line with the 19.9% acquisition cost ratio for the six-month period ended June 30, 2007.
     General and administrative expenses.  General and administrative expenses increased $0.5 million, or 2.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily the result of a one-time expense of $1.2 million for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations and increased building-related costs, increased professional fees and higher costs associated with information technology partially offset by lower salary and related costs. The 0.5 percentage point increase in the general and administrative expense ratio from 7.9% for the six months ended June 30, 2007 to 8.4% for the six months ended June 30, 2008 was primarily a result of the factors discussed above, while net premiums earned decreased.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses as of June 30, 2008 and December 31, 2007 were comprised of the following:

	Property		Casualty		Reinsurance		Total
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	($ in millions)
Case reserves	$444.3	$480.0	$350.9	$270.7	$239.0	$212.7	$1,034.3	$963.4
IBNR	275.6	280.7	2,016.0	1,872.0	838.3	803.7	3,129.9	2,956.4

Reserve for losses and loss expenses	719.9	760.7	2,366.9	2,142.7	1,077.3	1,016.4	4,164.2	3,919.8
Reinsurance recoverables	(361.8)	(400.1)	(407.3)	(264.5)	(9.4)	(18.2)	(778.6)	(682.8)

Net reserve for losses and loss expenses	$358.1	$360.6	$1,959.6	$1,878.2	$1,067.9	$998.2	$3,385.6	$3,237.0

     Included in the increase in reserves for losses and loss expenses for the casualty segment from December 31, 2007 to June 30, 2008 was the reserves for losses and loss expenses assumed in connection with the acquisition of Finial Insurance Company, now known as Allied World Reinsurance Company. As a part of the acquisition, we assumed case reserves of $56.4 million and IBNR of $48.5 million. The case reserves and IBNR assumed were 100% ceded to National Indemnity Company, an affiliate of Berkshire

Hathaway Inc., resulting in an increase of $104.9 million in reinsurance recoverables. Please refer to Note 4 of the notes to the unaudited condensed consolidated financial statements for additional information regarding the acquisition of Finial Insurance Company. As of June 30, 2008, the case reserves and IBNR assumed from Finial Insurance Company were $56.4 million and $44.8 million, respectively.
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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2008:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$719.9	$549.0	$881.5
Casualty	2,366.9	1,717.6	2,680.4
Reinsurance	1,077.3	784.7	1,352.5

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$358.1	$266.4	$450.2
Casualty	1,959.6	1,388.8	2,233.3
Reinsurance	1,067.9	776.1	1,343.0

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.
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

Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of June 30, 2008 and December 31, 2007:

	Reinsurance Recoverable
	As of	As of
	Jun. 30,	Dec. 31,
	2008	2007
	($ in millions)
Ceded case reserves	$320.8	$289.2
Ceded IBNR reserves	457.8	393.6

Reinsurance recoverable	$778.6	$682.8

     Included in the increase in ceded case reserves and ceded IBNR from December 31, 2007 to June 30, 2008 was the reinsurance recoverable recorded for the reserves assumed as a part of the acquisition of Finial Insurance Company. As a part of the acquisition, we assumed case reserves of $56.4 million and IBNR of $48.5 million. The case reserves and IBNR assumed were 100% ceded to National Indemnity Company, resulting in additional reinsurance recoverables of $104.9 million. Please refer to Note 4 of the notes to the unaudited condensed consolidated financial statements for additional information regarding the acquisition of Finial Insurance Company. As of June 30, 2008, the reinsurance recoverables from National Indemnity Company were $101.2 million. We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 98% of ceded case reserves as of June 30, 2008 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of June 30, 2008, our shareholders’ equity was $2.4 billion, a 6.2% increase compared to $2.2 billion as of December 31, 2007. The increase was primarily the result of net income for the six-month period ended June 30, 2008 of $210.2 million partially offset by unrealized losses of $70.9 million during the six months ended June 30, 2008. On January 1, 2008, we adopted FAS 159 and elected the fair value option for our hedge fund investments. Upon adoption of FAS 159, we reclassified the net unrealized gain related to the hedge funds of $26.3 million from accumulated other comprehensive income and recorded a cumulative-effect adjustment in retained earnings. Any subsequent change in the fair value of our hedge fund investments will be recognized in the consolidated statements of operations and comprehensive income and included in “net realized investment gains (losses)”. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements regarding our adoption of FAS 159.
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
     The payment of dividends from Holdings’ Bermuda domiciled insurance subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda insurance subsidiary to maintain certain measures of solvency and liquidity. Holdings’

U.S. domiciled subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Allied World Reinsurance Company are subject to restrictions on statutory surplus pursuant to Delaware law, New Hampshire law and New Jersey law, respectively. Each state requires prior regulatory approval of any payment of extraordinary dividends. In addition, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are subject to significant regulatory restrictions limiting their ability to declare and pay any dividends without the consent of the Irish Financial Services Regulatory Authority. We also have insurance subsidiaries that are the parent company for other insurance subsidiaries, which means that dividends and other distributions will be subject to multiple layers of regulations as funds are pushed up to Holdings. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares.
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
     At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of June 30, 2008, total trust account deposits were $735.8 million compared to $802.7 million as of December 31, 2007. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.55 billion in letters of credit under two letter of credit facilities, one with Citibank Europe plc and one with a syndication of lenders described below. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of June 30, 2008 and December 31, 2007, there were outstanding letters of credit totaling $887.0 million and $922.2 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $1,188.9 million as of June 30, 2008, compared to $1,170.7 million as of December 31, 2007.
     In November 2007, we entered into a $800 million five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, we terminated the Letter of Credit Facility with Barclays Bank PLC and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. We were in compliance with all covenants under the Facility as of June 30, 2008.
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
     We participate in a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $189.2 million and $144.6 million in securities on loan as of June 30, 2008 and December 31, 2007, respectively, with collateral held against such loaned securities amounting to $191.0 million and $147.2 million, respectively.
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
     Cash flows from operations for the six months ended June 30, 2008 were $376.6 million compared to $389.1 million for the six months ended June 30, 2007. The decrease in cash flows from operations was primarily due to lower net premiums written.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows used in investing activities of $167.9 million for the six months ended June 30, 2008 compared to $666.3 million for the six months ended June 30, 2007. The decrease in investing cash flows was due to higher proceeds on the sale of fixed maturity securities caused by selling securities to capitalize the initial operations of our U.S. reinsurance platform and to increase the capitalization of our U.S. and European operations, some of which have not yet been reinvested. Also included in the cash flows used in investing activities was the net cash paid for Finial Insurance Company of $44.1 million. Please refer to Note 4 of our unaudited condensed consolidated financial statements regarding our acquisition of Finial Insurance Company.
     Cash flows used in financing activities consist primarily of the payment of dividends and any capital raising activities, which would include the issuance of common shares or debt. During the six months ended June 30, 2008 we paid dividends of $17.6 million compared to $18.1 million during the six months ended June 30, 2007.

     On August 7, 2008, our board of directors declared a quarterly dividend of $0.18 per share, or approximately $8.8 million in aggregate, payable on September 11, 2008 to the shareholders of record as of August 26, 2008. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2008 and December 31, 2007, including a global high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities. As of June 30, 2008 and December 31, 2007, net accumulated unrealized gains, net of income taxes, were $39.0 million and $136.2 million, respectively. This change reflected movements in interest rates partially offset by the recognition of approximately $37.3 million of realized losses on securities that were considered to be impaired on an other-than-temporary-basis. The maturity distribution of our fixed income portfolio (on a market value basis) as of June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007
	($ in millions)
Due in one year or less	$468.3	$474.1
Due after one year through five years	1,760.0	1,982.1
Due after five years through ten years	1,104.0	869.0
Due after ten years	315.0	99.5
Mortgage-backed	1,962.1	2,117.5
Asset-backed	124.1	164.9

Total	$5,733.5	$5,707.1

     We have investments in various hedge funds, the market value of which was $192.7 million as of June 30, 2008. Each of the hedge funds has redemption notice requirements. For those hedge funds that are in the form of limited partnerships, liquidity is allowed after the term of the partnership and could be extended at the option of the general partner. As of June 30, 2008, we had two hedge funds that were in the form of limited partnerships, which allow for liquidity in 2010 unless extended by the general partners. Our other hedge funds typically allow liquidity an average of three months after we give notice of redemption.
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
     The following were our financial strength ratings as of August 4, 2008:

A.M. Best	A/stable
Moody’s*	A2/negative
Standard & Poor’s	A-/ under review with negative implications

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. insurance and reinsurance subsidiaries.
     The following were our senior unsecured debt ratings as of August 4, 2008:

A.M. Best	bbb/stable
Moody’s	Baa1/negative
Standard & Poor’s	BBB/under review with negative implications

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
     We were in compliance with all covenants related to our senior notes as of June 30, 2008.
Off-Balance Sheet Arrangements
     As of June 30, 2008, we did not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.
     The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. We estimate that an immediate adverse parallel shift in the U.S. Treasury yield curve of 200 basis points would cause an aggregate decrease in the market value of our fixed maturity investments and cash and cash equivalents of approximately $394.7 million, or 6.5%, as set forth in the following table:

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$6,681.8	$6,466.2	$6,361.2	$6,258.0	$6,156.6	$6,057.0	$5,863.3
Market value change from base	423.8	208.2	103.2	0	(101.4)	(201.0)	(394.7)
Change in unrealized appreciation/ (depreciation)	6.8%	3.3%	1.6%	0.0%	(1.6)%	(3.3)%	(6.5)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of June 30, 2008, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. We were not exposed to any significant concentrations of credit risk.
     As of June 30, 2008, we held $1,962.1 million, or 30.1%, of our aggregate invested assets in mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time. In addition, nearly all of our investments in mortgage-backed securities were rated “Aaa” by Moody’s and “AAA” by Standard & Poor’s as of June 30, 2008. As of June 30, 2008, our mortgage-backed securities that have exposure to subprime mortgages was limited to $2.5 million, or 0.04%, of our fixed maturity investments.
     As of June 30, 2008, we invested in various hedge funds with a market value of $192.7 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

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
     As of June 30, 2008 and December 31, 2007, 2.2% and 2.3%, respectively, of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the six months ended June 30, 2008 and 2007, approximately 18% and 15% was written in currencies other than the U.S. dollar, respectively. Of our business written in the year ended December 31, 2007, approximately 14% was written in currencies other than the U.S. dollar. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days.
     Our foreign exchange (loss) gain for the six months ended June 30, 2008 and 2007 and the year ended December 31, 2007 are set forth in the chart below.

	Six Months		Year
	Ended		Ended
	June 30,		December 31
	2008	2007	2007
	($ in millions)
Realized exchange (loss) gain	$(0.2)	$(1.0)	$1.6
Unrealized exchange gain (loss)	0.1	0.5	(0.8)

Foreign exchange (loss) gain	$(0.1)	$(0.5)	$0.8

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are and in the future may become involved in various claims and legal proceedings that arise in the normal course of our business. While any claim or legal proceeding contains an element of uncertainty, we do not currently believe that any claim or legal proceeding to which we are presently a party to is likely to have a material adverse effect on our results of operations.
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
     On June 27, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Allied World Merger Company, an indirect wholly-owned subsidiary of ours, and Darwin. The Merger Agreement provides for the merger of Allied World Merger Company with and into Darwin, with Darwin continuing as the surviving corporation and an indirect wholly-owned subsidiary of ours. The following are a number of risks we face in connection with this proposed acquisition.
The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could adversely affect our future business.
     There are significant risks and uncertainties associated with our proposed acquisition of Darwin. The occurrence of certain events, changes or any other circumstances could give rise to the termination of the Merger Agreement and cause the acquisition not to be completed. For instance, there is no assurance that we will receive the necessary state insurance regulatory approvals or Darwin will receive the approval of its stockholders. If either party fails to obtain such approvals or meet other conditions necessary to complete the acquisition set forth in the Merger Agreement, we would not be able to close this transaction. Failure to complete the acquisition would prevent us from realizing its anticipated benefits to our business.
Our business could be adversely impacted by uncertainty related to the proposed acquisition, whether or not the acquisition is completed.
     Whether or not the acquisition is completed, the announcement and pendency of the acquisition could impact our business, which could have an adverse effect on our financial condition, results of operations and the success of the acquisition, including:
•	that the proposed acquisition disrupts our current business plans and operations;

•	our management’s attention being directed toward the completion of the acquisition and transaction-related considerations and being diverted away from our day-to-day business operations and the execution of our current business plans;

•	current and prospective employees may experience uncertainty about their future roles with the company, which might adversely affect our ability to attract and retain employees who generate and service our business; and

•	incurring transaction costs, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the acquisition, whether or not the acquisition is completed.

We must obtain several state regulatory approvals to complete the acquisition, which, if delayed, not granted or granted with unacceptable conditions may jeopardize or delay the acquisition, result in additional expense or reduce the anticipated benefits of the acquisition.
     We must obtain certain approvals from state regulatory authorities prior to the completion of the acquisition of Darwin and its insurance subsidiaries. State insurance laws generally require that, prior to the acquisition of an insurance company, the acquiring party must obtain approval from the insurance commissioner of the insurance company’s state of domicile or, in certain jurisdictions, where such insurance company is commercially domiciled. The regulatory authorities from which we seek approvals have broad discretion in administering relevant laws and regulations. As a condition to the approval of the acquisition, regulatory authorities may impose requirements or limitations that could negatively affect the way Darwin conducts its business post-acquisition. If we agree to any material conditions or restrictions in order to obtain any approvals required to complete the acquisition, these conditions or restrictions could adversely affect our ability to integrate each company’s businesses or reduce the anticipated benefits of the acquisition.
The anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.
     The acquisition involves the integration of two companies that have previously operated independently. The two companies will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect our business, results of operations, financial condition and share price after the completion of the acquisition. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether Darwin’s and our businesses are integrated in an efficient and effective manner, and general competitive factors in the marketplace. We may experience unanticipated difficulties or expenses in connection with integrating these businesses, including:
•	retaining existing employees, clients, brokers, agents and program administrators of Darwin;

•	retaining and integrating management and other key employees of Darwin; and

•	potential charges to earnings resulting from the application of purchase accounting to the transaction.
     Even if the business operations are integrated successfully, there can be no assurance that we will realize the full benefits of synergies, cost savings and operating efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     (a) On May 8, 2008, we held our 2008 Annual General Meeting of Shareholders (the “Annual General Meeting”).
     (b) Proxies were solicited by our management in connection with the Annual General Meeting at which the following matters were acted upon with the voting results indicated below. There was no solicitation of opposition to our nominees listed in the proxy statement. Our Class I directors were re-elected for a three-year term as described in (c) (1) below.
     The other directors, whose term of office continued after the Annual General Meeting are:
Scott A. Carmilani
James F. Duffy
Bart Friedman

Scott Hunter
Michael I.D. Morrison
     (c) 1. Election of Directors
     Our board of directors is divided into three classes: Class I, Class II and Class III, each of approximately equal size. In accordance with our Bye-laws, directors are elected by shareholders holding a plurality of the votes cast. At the Annual General Meeting, our shareholders elected our Class I directors to hold office until our company’s Annual General Meeting of Shareholders in 2011, or until their successors are duly elected and qualified or their office is otherwise vacated.

Name	Votes For	Withheld Authority
Mark R. Patterson	14,219,537	14,584,555
Samuel J. Weinhoff	14,399,854	14,404,238
          2. Approval of Eligible Subsidiary Directors
     In accordance with our Bye-laws, no person may be elected as a director of our company’s non-U.S. subsidiaries (excluding Allied World Assurance Company, Ltd) unless such person has been approved by our company’s shareholders. At our Annual General Meeting, the following slates of nominees were approved as “eligible subsidiary directors” of our non-U.S. subsidiaries:
     Allied World Assurance Holdings (Ireland) Ltd - the slate of Scott A. Carmilani, John Clifford, Wesley D. Dupont, Hugh Governey, Michael I.D. Morrison and John T. Redmond.

Votes For	Votes Against	Abstain
28,476,139	321,279	6,416
     Allied World Assurance Company (Europe) Limited - the slate of J. Michael Baldwin, Scott A. Carmilani, John Clifford, Hugh Governey, Michael I.D. Morrison and John T. Redmond.

Votes For	Votes Against	Abstain
28,476,462	321,274	6,356
     Allied World Assurance Company (Reinsurance) Limited - the slate of J. Michael Baldwin, Scott A. Carmilani, John Clifford, Hugh Governey, Michael I.D. Morrison and John T. Redmond.

Votes For	Votes Against	Abstain
28,476,447	321,289	6,356
     Newmarket Administrative Services (Bermuda), Ltd- the slate of Scott A. Carmilani, Joan H. Dillard, Wesley D. Dupont and Richard E. Jodoin.

Votes For	Votes Against	Abstain
28,564,590	232,888	6,356
     Newmarket Administrative Services (Ireland) Limited- the slate of Scott A. Carmilani, John Clifford, Hugh Governey and John T. Redmond.

Votes For	Votes Against	Abstain
28,565,939	232,782	5,371

          3. Approval of Second Amended and Restated Stock Option Plan
     Our shareholders approved the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan.

			Broker
Votes For	Votes Against	Abstain	Non-Votes
24,845,661	1,711,173	4,075	2,243,183
          4. Approval of Second Amended and Restated Stock Incentive Plan
     Our shareholders approved the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

			Broker
Votes For	Votes Against	Abstain	Non-Votes
23,685,961	2,871,048	3,900	2,243,183
          5. Approval of Employee Share Purchase Plan
     Our shareholders approved the Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan.

			Broker
Votes For	Votes Against	Abstain	Non-Votes
26,413,930	152,440	3,539	2,243,183
          6. Approval and Adoption of Second Amended and Restated Bye-Laws
     Our shareholders approved and adopted the Second Amended and Restated Bye-Laws of Allied World Assurance Company Holdings, Ltd.

Votes For	Votes Against	Abstain
28,573,125	217,945	13,022
          7. Appointment of Independent Auditors
     Our shareholders approved the appointment of Deloitte & Touche as our independent auditors to serve until our 2009 Annual General Meeting of Shareholders.

Votes For	Votes Against	Abstain
28,785,575	18,377	140
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of June 27, 2008, by and among Allied World Assurance Company Holdings, Ltd, Allied World Merger Company and Darwin Professional Underwriters, Inc.

2.2(1)	Voting Agreement, dated as of June 27, 2008, by and among Allied World Assurance Company Holdings, Ltd, Allied World Merger Company, and Alleghany Insurance Holdings, LLC.

Exhibit
Number	Description
10.1(2)	Discretionary Investment Management Agreement, dated as of May 14, 2008, by and between Allied World Reinsurance Company and Goldman Sachs Asset Management, L.P.

10.2†	Allied World Assurance Company (U.S.) Inc. Amended and Restated Supplemental Executive Retirement Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on June 30, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on May 16, 2008.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: August 8, 2008	By: Name:	/s/ Scott A. Carmilani Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: August 8, 2008	By: Name:	/s/ Joan H. Dillard Joan H. Dillard
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of June 27, 2008, by and among Allied World Assurance Company Holdings, Ltd, Allied World Merger Company and Darwin Professional Underwriters, Inc.

2.2(1)	Voting Agreement, dated as of June 27, 2008, by and among Allied World Assurance Company Holdings, Ltd, Allied World Merger Company, and Alleghany Insurance Holdings, LLC.

10.1(2)	Discretionary Investment Management Agreement, dated as of May 14, 2008, by and between Allied World Reinsurance Company and Goldman Sachs Asset Management, L.P.

10.2†	Allied World Assurance Company (U.S.) Inc. Amended and Restated Supplemental Executive Retirement Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on June 30, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on May 16, 2008.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.