Form 10-Q
period 2008-09-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2008-11-10
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of November 3, 2008 was 49,022,495.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2008 and December 31, 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2008	2007
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2008: $5,440,019; 2007: $5,595,943)	$5,433,260	$5,707,143
Other invested assets available for sale, at fair value (cost: 2008: $81,262; 2007: $291,458)	71,528	322,144
Other invested assets, at fair value	167,674	—

Total investments	5,672,462	6,029,287
Cash and cash equivalents	744,245	202,582
Restricted cash	47,689	67,886
Securities lending collateral	48,815	147,241
Insurance balances receivable	359,921	304,499
Prepaid reinsurance	166,161	163,836
Reinsurance recoverable	777,283	682,765
Accrued investment income	49,641	55,763
Deferred acquisition costs	117,348	108,295
Goodwill and other intangible assets	19,837	3,920
Balances receivable on sale of investments	36,264	84,998
Net deferred tax assets	10,198	4,881
Other assets	52,387	43,155

Total assets	$8,102,251	$7,899,108

LIABILITIES:
Reserve for losses and loss expenses	$4,198,761	$3,919,772
Unearned premiums	880,211	811,083
Unearned ceding commissions	28,172	28,831
Reinsurance balances payable	79,592	67,175
Securities lending payable	48,815	147,241
Balances due on purchase of investments	68,681	141,462
Senior notes	498,767	498,682
Accounts payable and accrued liabilities	26,424	45,020

Total liabilities	$5,829,423	$5,659,266

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2008: 49,022,495 shares and 2007: 48,741,927 shares	1,471	1,462
Additional paid-in capital	1,307,185	1,281,832
Retained earnings	983,947	820,334
Accumulated other comprehensive income: net unrealized (losses) gains on investments, net of tax	(19,775)	136,214

Total shareholders’ equity	2,272,828	2,239,842

Total liabilities and shareholders’ equity	$8,102,251	$7,899,108

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and nine months ended September 30, 2008 and 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Gross premiums written	$290,981	$276,253	$1,134,638	$1,245,208
Premiums ceded	(57,078)	(56,956)	(253,913)	(281,480)

Net premiums written	233,903	219,297	880,725	963,728
Change in unearned premiums	38,070	64,362	(66,804)	(90,384)

Net premiums earned	271,973	283,659	813,921	873,344
Net investment income	76,916	76,133	226,192	222,718
Net realized investment losses	(151,876)	(4,196)	(152,804)	(12,161)

	197,013	355,596	887,309	1,083,901

EXPENSES:
Net losses and loss expenses	176,010	173,246	497,591	515,466
Acquisition costs	28,615	29,198	81,720	90,266
General and administrative expenses	40,794	36,050	130,445	103,685
Interest expense	9,515	9,481	28,538	28,337
Foreign exchange gain	(2,728)	(976)	(2,651)	(412)

	252,206	246,999	735,643	737,342

(Loss) income before income taxes	(55,193)	108,597	151,666	346,559
Income tax (recovery) expense	(8,826)	(362)	(12,117)	392

NET (LOSS) INCOME	(46,367)	108,959	163,783	346,167

Other comprehensive (loss) gain Unrealized (losses) gains on investments arising during the period net of applicable deferred income tax recovery (expense) for three months 2008: $2,359; 2007: ($2,637); and nine months 2008: $2,601; 2007: ($4,929)	(183,081)	84,384	(243,047)	44,292
Reclassification adjustment for net realized losses included in net (loss) income	124,258	4,196	113,320	12,161

Other comprehensive (loss) gain	(58,823)	88,580	(129,727)	56,453

COMPREHENSIVE (LOSS) INCOME	$(105,190)	$197,539	$34,056	$402,620

PER SHARE DATA
Basic (loss) earnings per share	$(0.95)	$1.80	$3.37	$5.73
Diluted (loss) earnings per share	$(0.95)	$1.72	$3.22	$5.51
Weighted average common shares outstanding	49,007,389	60,413,019	48,547,839	60,381,867
Weighted average common shares and common share equivalents outstanding	49,007,389	63,250,024	50,869,098	62,808,186
Dividends declared per share	$0.18	$0.15	$0.54	$0.45
See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2008 and 2007
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income (Loss)	Earnings	Total
December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842
Cumulative effect adjustment upon adoption of FAS 159	—	—	(26,262)	26,262	—
Net income	—	—	—	163,783	163,783
Dividends	—	—	—	(26,432)	(26,432)
Other comprehensive loss	—	—	(129,727)	—	(129,727)
Stock compensation	9	25,353	—	—	25,362

September 30, 2008	$1,471	$1,307,185	$(19,775)	$983,947	$2,272,828

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084
Net income	—	—	—	346,167	346,167
Dividends	—	—	—	(27,174)	(27,174)
Other comprehensive income	—	—	56,453	—	56,453
Stock compensation	3	17,242	—	—	17,245

September 30, 2007	$1,812	$1,839,849	$62,917	$708,197	$2,612,775

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2008 and 2007
(Expressed in thousands of United States dollars)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$163,783	$346,167
Adjustments to reconcile net income to cash provided by operating activities:
Net realized losses (gains) on sales of investments	1,016	(25,544)
Impairment charges for other-than-temporary impairments on investments	112,304	37,705
Change in fair value of hedge fund investments	39,484	—
Amortization of premiums net of accrual of discounts on fixed maturities	(9,917)	(3,072)
Amortization and depreciation of fixed assets	6,957	6,335
Amortization of discount and expenses on senior notes	341	316
Stock compensation expense	20,980	17,333
Insurance balances receivable	(55,422)	(15,809)
Prepaid reinsurance	(2,325)	(19,232)
Reinsurance recoverable	(94,518)	14,707
Accrued investment income	6,122	6,889
Deferred acquisition costs	(9,053)	(23,606)
Net deferred tax assets	(2,716)	1,433
Other assets	(8,442)	(1,965)
Reserve for losses and loss expenses	278,989	194,965
Unearned premiums	69,128	109,616
Unearned ceding commissions	(659)	6,908
Reinsurance balances payable	12,417	(24,218)
Accounts payable and accrued liabilities	(18,595)	(10,117)

Net cash provided by operating activities	509,874	618,811

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(3,544,183)	(3,244,366)
Purchases of other invested assets	(39,855)	(124,828)
Sales of fixed maturity investments	3,593,861	2,584,697
Sales of other invested assets	76,574	69,836
Net cash used for acquisition	(44,052)	—
Changes in securities lending collateral received	98,426	(490,744)
Purchase of fixed assets	(6,333)	(7,066)
Change in restricted cash	20,197	91,320

Net cash provided by (used in) investing activities	154,635	(1,120,611)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(26,432)	(27,174)
Proceeds from the exercise of stock options	3,765	580
Changes in securities lending collateral	(98,426)	490,744

Net cash (used in) provided by financing activities	(121,093)	464,150

Effect of exchange rate changes on foreign currency cash	(1,753)	695
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	541,663	(36,955)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,582	366,817

CASH AND CASH EQUIVALENTS, END OF PERIOD	$744,245	$329,862

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$6,162	$2,824
— Cash paid for interest expense	37,500	38,021
Supplemental disclosure of non-cash flow information:
— Change in balance receivable on sale of investments	48,734	8,594
— Change in balance payable on purchase of investments	(72,781)	123,482

See accompanying notes to the unaudited condensed consolidated financial statements.

1. GENERAL
     Allied World Assurance Company Holdings, Ltd (“Holdings”) was incorporated in Bermuda on November 13, 2001. Holdings, through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States, Ireland, Switzerland and the United Kingdom.
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
3. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. The Company adopted FAS 159 as of January 1, 2008. See Note 7 “Fair Value of Financial Instruments” regarding the Company’s adoption of FAS 159.
     In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements” (“FAS 157”). This statement defines fair value,

establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The determination of whether a market is not active requires significant judgment including whether individual transactions are forced liquidations or distressed sales, whether observable inputs require significant adjustment based on unobservable data and whether broker or pricing service quotes are determinative of fair value. FSP 157-3 was effective upon issuance and is applicable to the unaudited condensed consolidated balance sheet as of September 30, 2008. The Company adopted FAS 157 as of January 1, 2008. See Note 7 “Fair Value of Financial Instruments” regarding the Company’s adoption of FAS 157.
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
     In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced interim and annual disclosures about an entity’s derivative and hedging activities including how and why the entity uses derivative instruments, how the entity accounts for its derivatives under FAS Statement No. 133 (“Accounting for Derivative Instruments and Hedging Activities”), and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 161 and its potential impact on future financial statements.
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
     In May 2008, the FASB issued FAS No. 163 “Accounting for Financial Guarantee Insurance Contracts — an Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 clarifies how FAS 60 “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. FAS 163 also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for calendar year-end companies), and interim periods within those fiscal years. The Company currently does not provide financial guarantee insurance, and as such does not anticipate any impact on future financial statements due to the adoption of FAS 163.

4. ACQUISITIONS
     In November 2007, Allied World Assurance Holdings (U.S.) Inc. entered into an agreement to purchase all of the outstanding stock of Finial Insurance Company (formerly known as Converium Insurance (North America) Inc.) from Finial Reinsurance Company, an affiliate of Berkshire Hathaway Inc. Finial Insurance Company was renamed Allied World Reinsurance Company, is currently licensed to write insurance and reinsurance in 50 states and the District of Columbia and has been used to launch the Company’s reinsurance operations in the United States. This transaction closed on February 29, 2008 for a purchase price of $12,000, the Finial Insurance Company’s policyholders’ surplus of $47,082, an adjustment for the difference between the fair values of investments acquired under U.S. GAAP and statutory reporting of $300 and direct expenses of $387. The total purchase price of $59,769 was paid in cash with available capital. As a part of the acquisition, the Company recorded $12,000 of intangible assets with indefinite lives for the value of the insurance and reinsurance licenses acquired. The remaining assets and liabilities acquired were principally comprised of bonds, at fair value, of $31,690, cash of $15,330, other assets of $1,176, deferred tax liabilities of $4,344 and a reserve for losses and loss expenses of $104,914, of which 100% were recorded as “reinsurance recoverable” as the entire reserve for losses and loss expenses is ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc. The Company also recognized goodwill of $3,917 related to this acquisition, which is included in “goodwill and other intangible assets” in the unaudited condensed consolidated balance sheets.
     For additional acquisition information, please refer to Note 13 regarding the acquisition of Darwin Professional Underwriters, Inc.
5. INVESTMENTS
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of total investments by category as of September 30, 2008 and December 31, 2007 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2008
U.S. government and government agencies	$1,778,853	$44,029	$(366)	$1,822,516
Non-U.S. government and government agencies	121,001	7,389	(9)	128,381
Corporate	1,260,158	4,712	(16,146)	1,248,724
States, municipalities and political subdivisions	56,903	61	—	56,964
Mortgage backed	2,115,265	12,601	(58,793)	2,069,073
Asset backed	107,839	18	(255)	107,602

Total fixed maturity investments, available for sale	5,440,019	68,810	(75,569)	5,433,260
Hedge funds	167,674	—	—	167,674
Global high-yield bond fund	81,262	—	(9,734)	71,528

	$5,688,955	$68,810	$(85,303)	$5,672,462

December 31, 2007
U.S. government and government agencies	$1,987,577	$65,653	$(6)	$2,053,224
Non-U.S. government and government agencies	100,440	18,694	(291)	118,843
Corporate	1,248,338	10,114	(5,835)	1,252,617
Mortgage backed	2,095,561	22,880	(902)	2,117,539
Asset backed	164,027	897	(4)	164,920

Total fixed maturity investments, available for sale	5,595,943	118,238	(7,038)	5,707,143
Hedge funds	215,173	27,250	(988)	241,435
Global high-yield bond fund	75,125	4,424	—	79,549
Other invested asset	1,160	—	—	1,160

	$5,887,401	$149,912	$(8,026)	$6,029,287

     Due to the adoption of FAS 159 as of January 1, 2008, the Company’s investment in hedge funds is included in “other invested assets, at fair value” on the unaudited condensed consolidated balance sheet. As of September 30, 2008, the Company’s investment in the global high-yield bond fund is included in “other invested assets available for sale, at fair value” on the unaudited condensed consolidated balance sheet. As of December 31, 2007, the Company’s investment in hedge funds, the global high-yield bond fund and other invested assets were included in “other invested assets available for sale, at fair value” on the unaudited condensed consolidated balance sheet.

     On a quarterly basis, the Company reviews the carrying value of its investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, the Company’s investment advisers have the discretion to sell those investments at any time. As such, the Company recognizes an other-than-temporary charge for those securities in an unrealized loss position each quarter as the Company cannot assert it has the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then the Company records a realized loss in the consolidated statements of operations and comprehensive income in the period that it is determined.
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:

	September 30, 2008		December 31, 2007
	Gross	Unrealized	Gross	Unrealized
	Fair Value	Losses	Fair Value	Losses
Less than 12 months
U.S. Government and Government agencies	$7,071	$(366)	$—	$—
Non U.S. Government and Government agencies	—	—	—	—
Corporate	354,019	(14,724)	359,880	(5,734)
States, municipalities and political subdivisions	—	—	—	—
Mortgage backed	658,245	(58,567)	172,673	(835)
Asset backed	15,955	(254)	11,536	(4)
Hedge funds	—	—	51,512	(988)
Global high-yield bond fund	71,528	(9,734)	—	—

	$1,106,818	$(83,645)	$595,601	$(7,561)

More than 12 months
U.S. Government and Government agencies	$—	$—	$71,404	$(6)
Non U.S. Government and Government agencies	2,752	(9)	33,227	(291)
Corporate	9,100	(1,423)	22,544	(101)
States, municipalities and political subdivisions	—	—	—	—
Mortgage backed	2,429	(226)	13,805	(67)
Asset backed	—	—	—	—

	$14,281	$(1,658)	$140,980	$(465)

	$1,121,099	$(85,303)	$736,581	$(8,026)

     As of September 30, 2008, the Company’s investment portfolio had gross unrealized losses of $85,303, that were primarily the result of increases in market interest rates during 2008 that caused the market price of our fixed maturity investments to decrease, as well as widening credit spreads related to increases in market risk premium and reduced market liquidity. Following the Company’s review of the securities in its investment portfolio, 181 and 388 securities were considered to be other-than-temporarily impaired for the three and nine months ended September 30, 2008, respectively. Consequently, the Company recorded an other-than-temporary-impairment charge of $75,028 and $112,304 within “net realized investment losses” on the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2008, respectively. An other-than-temporary charge was recognized for those securities in an unrealized loss position that the Company’s investment advisers had the discretion to sell. The following shows the other-than-temporary charges for fixed maturity investments by category for the three and nine months ended September 30, 2008:

	Other-than-temporary-
	impairment charges
	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	2008	2008
U.S. government and government agencies	$10,293	$15,493
Non-U.S. government and government agencies	233	684
Corporate	44,293	51,761
States, municipalities and political subdivisions	260	813
Mortgage backed	18,213	39,818
Asset backed	1,736	3,735

Total other-than-temporary charges	$75,028	$112,304

     The Company recorded other-than-temporary-impairment charges, within “net realized investment losses” on the unaudited condensed consolidated statements of operations and comprehensive income, of $25,382 and $37,705 for the three and nine months ended September 30, 2007, respectively. Included in the other-than-temporary-impairment charges for the three and nine months ended September 30, 2007 was a charge of $23,915 for the Company’s investment in the Goldman Sachs Global Alpha Hedge Fund PLC. As of September 30, 2007, the Company’s basis in the fund was $57,495 and the fair value was $33,580, resulting in a loss of $23,915. The Company reviewed its carrying value of this investment in light of the significant changes in economic conditions that occurred during the third quarter of 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of this investment to decline. On December 31, 2007, the Company sold its investment in this fund. The remaining other-than-temporary-impairment charges were solely due to changes in interest rates.
     During 2007, the Company submitted a redemption notice to sell its shares in the Goldman Sachs Global Equity Opportunities Fund, plc. The Company sold its shares on February 29, 2008 and recognized a loss on the sale of $278, which is included in “net realized investment losses” in the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2008.
     On June 30, 2007, the Company sold its shares in the Goldman Sachs Liquid Trading Opportunities Fund Offshore, Ltd. The gain on the sale amounted to $484, which has been included in “net realized investment losses” in the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007.
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
     The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the Senior Notes prior to maturity. The Senior Notes contain certain covenants that include: (i) limitations on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets. The Company was in compliance with all covenants related to its Senior Notes as of September 30, 2008 and December 31, 2007.
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
     In November 2007, the Company entered into a $800,000 five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. The Company is in compliance with all covenants under the Facility as of September 30, 2008 and December 31, 2007.
     There are a total of 13 lenders who make up the Facility syndication and have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000. One of the lenders in the Facility with a $20,000 commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The Company does not expect this lender to be able to meet its commitment under the Facility.
     The Company currently has access to up to $1,550,000 in letters of credit under the two letter of credit facilities described above. These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of letters of credit outstanding at any given time. As of September 30, 2008 and December 31, 2007, there were outstanding letters of credit totaling $908,033 and $922,206, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $1,090,982 as of September 30, 2008, compared to $1,170,731 as of December 31, 2007.
     At this time, the Company uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. The Company also has cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of September 30, 2008, total trust account deposits were $698,354 compared to $802,737 as of December 31, 2007.
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
     Upon adoption of FAS 159, the Company reclassified the net unrealized gain related to the hedge funds of $26,262 from “accumulated other comprehensive income” and recorded a cumulative-effect adjustment in “retained earnings”. There was no net deferred tax liability associated with the net unrealized gain as the hedge fund investments are held by a Bermuda insurance subsidiary that pays no income tax. Any subsequent change in unrealized gain or loss of “other invested assets, at fair value” will be recognized in the consolidated statements of operations and comprehensive income and included in net realized investment gains or losses. Prior to the adoption of FAS 159 any change in unrealized gain or loss was included in “accumulated other comprehensive income” in the unaudited condensed consolidated balance sheet. The net loss recognized for the change in fair value of the hedge fund investments in the unaudited condensed consolidated statements of operations and comprehensive income during the three and nine months ended September 30, 2008 was $27,617 and $39,484, respectively.
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
     The following table shows the fair value of the Company’s financial instruments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of September 30, 2008.

			Fair value measurement using:
			Quoted prices
			in active		Significant
			markets for	Significant other	unobservable
	Carrying	Total fair	identical assets	observable inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)
U.S. government and government agencies	$1,822,516	$1,822,516	$922,117	$900,399	$
Non-U.S. government and government agencies	128,381	128,381		128,381
Corporate	1,248,724	1,248,724		1,248,724
States, municipalities and political subdivisions	56,964	56,964		56,964
Mortgage backed	2,069,073	2,069,073		2,069,073
Asset backed	107,602	107,602		107,602

Total fixed maturity investments, available for sale	5,433,260	5,433,260
Total other invested assets, fair value	167,674	167,674			167,674
Total other invested assets, available for sale	71,528	71,528		71,528

Total investments	5,672,462	5,672,462

Senior notes	498,767	442,300		442,300
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2008.
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
     Non-U.S. government and government agencies: Comprised of fixed income obligations of non-U.S. governmental entities. The fair values of these securities are based on prices obtained from broker/dealers and international indices, and are included in the Level 2 fair value hierarchy.
     Corporate: Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 do not constitute more than 5% of the market value of the Company’s fixed income securities and are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-

term are priced using spread above the London Interbank Offering Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
     States, municipalities and political subdivisions: Comprised of fixed income obligations of U.S. domiciled state and municipality entities. The fair values of these securities are based on prices obtained from broker/dealers and the new issue market, and are included in the Level 2 fair value hierarchy.
     Mortgage-backed: Principally comprised of AAA-rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
     Asset-backed: Comprised of primarily AAA-rated bonds backed by pools of automobile loan receivables, home equity loans and credit card receivables originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
     Other invested assets, at fair value: Comprised of four hedge funds invested in a range of diversified strategies. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate dissolution. The Company considers these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. The Company used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recognized during the three and nine months ended September 30, 2008 was $(33) and $237, respectively. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the Company’s hedge funds are included in the Level 3 fair value hierarchy.
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
     Senior notes: The fair value of the senior notes is based on the price as published by Bloomberg, which was 88.46% of their principal amount, providing an effective yield of 9.63% as of September 30, 2008. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008.

	Fair value measurement using significant
	unobservable inputs (Level 3):
	hedge funds
	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Opening balance	$192,661	$241,435
Total gains or losses included in earnings:
Realized gains	2,449	8,562
Change in fair value of hedge fund investments	(27,617)	(39,484)
Purchases or sales	181	(42,839)
Transfers in and/or out of Level 3	—	—

Ending balance, September 30, 2008	$167,674	$167,674

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
     Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company has not recorded any interest or penalties during the three and nine months ended September 30, 2008 and 2007 and has not accrued any payment of interest or penalties as of September 30, 2008 and December 31, 2007.
     The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2008.
9. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of September 30, 2008 and December 31, 2007 was $10,000.
     The issued share capital consists of the following:

	September 30, 2008	December 31, 2007
Common shares issued and fully paid, par value $0.03 per share	49,022,495	48,741,927

Share capital at end of period	$1,471	$1,462

     As of September 30, 2008, there were outstanding 35,412,797 voting common shares and 13,609,698 non-voting common shares.
b) Dividends
     In 2008, the Company has paid quarterly dividends of $0.18 per common share on April 3, 2008, June 12, 2008 and September 11, 2008, payable to shareholders of record on March 18, 2008, May 27, 2008 and August 26, 2008, respectively. The total dividends paid amounted to $26,432.
     For the nine months ended September 30, 2007, the Company paid quarterly dividends of $0.15 per common share on April 5, 2007, June 14, 2007 and September 13, 2007, payable to shareholders of record on March 20, 2007, May 29, 2007 and August 28, 2007, respectively. The total dividends paid amounted to $27,174.

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

	Nine months ended September 30, 2008
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,223,875	$31.03
Granted	294,300	42.75
Exercised	(138,615)	27.31
Forfeited	(14,209)	37.26

Outstanding at end of period	1,365,351	$33.87

     Assumptions used in the option-pricing model for the options granted during the nine months ended September 30, 2008:

Options granted during
the nine months ended
September 30, 2008
Expected term of option	6.25 years
Weighted average risk-free interest rate	2.58%
Expected volatility	23.57%
Dividend yield	1.66%
Weighted average fair value on grant date	$9.77

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
     Compensation expense of $614 and $620 relating to the options has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2008 and 2007, respectively. Compensation expense of $1,794 and $1,936 relating to the options has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company recorded in “additional paid-in capital” on the unaudited condensed consolidated balance sheets amounts of $17,438 and $11,840, respectively, in connection with all options granted.

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

	Nine months ended September 30, 2008
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	820,890	$36.09
RSUs granted	262,061	42.87
RSUs fully vested	(140,620)	37.25
RSUs forfeited	(36,710)	36.29

Outstanding RSUs at end of period	905,621	$37.86

     Compensation expense of $2,178 and $1,990 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2008 and 2007, respectively. Compensation expense of $5,930 and $5,836 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2008 and 2007, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. The Company has assumed a forfeiture rate of 4.30% in determining the compensation expense over the service period. As of September 30, 2008 and December 31, 2007, the Company has recorded $18,189 and $12,337, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the RSUs awarded.
c) Long-term incentive plan
     In 2006, the Company implemented the Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2008 will generally vest after the fiscal year ending December 31, 2010, or in the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP.

	Nine months ended September 30, 2008
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	590,834	$40.09
LTIP awards granted	507,152	43.27
LTIP awards subjected to accelerated vesting	(11,667)	34.00
LTIP awards forfeited	(20,000)	43.40

Outstanding LTIP awards at end of period	1,066,319	$41.61

     Compensation expense of $4,563 and $2,960 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2008 and 2007, respectively. Compensation expense of $13,256 and $9,561 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2008 and 2007, respectively. The compensation expense for the LTIP is based on the fair market value of Holdings’ common shares at the time of grant. As of September 30, 2008 and December 31,

2007, the Company has recorded $29,643 and $16,403, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the LTIP awards.
     In calculating the compensation expense, and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated for the LTIP awards granted in 2006 and 2007 that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. For the LTIP awards granted in 2008 it is estimated that the target performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the target performance goals, the LTIP awards granted in 2008 are expensed at 100% of the fair market value of Holdings’ common shares on the date of grant. The expense is recognized over the performance period.
     The following table shows the stock compensation expense relating to the stock options, RSUs and LTIP awards for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	$614	$620	$1,794	$1,936
RSUs	2,178	1,990	5,930	5,836
LTIP	4,563	2,960	13,256	9,561

Total stock compensation expense	$7,355	$5,570	$20,980	$17,333

11. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share
Net (loss) income	$(46,367)	$108,959	$163,783	$346,167
Weighted average common shares outstanding	49,007,389	60,413,019	48,547,839	60,381,867

Basic (loss) earnings per share	$(0.95)	$1.80	$3.37	$5.73

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Diluted earnings per share
Net (loss) income	$(46,367)	$108,959	$163,783	$346,167
Weighted average common shares outstanding	49,007,389	60,413,019	48,547,839	60,381,867
Share equivalents:
Warrants and options	—	2,053,905	1,233,430	1,776,360
Restricted stock units	—	391,907	405,064	370,878
LTIP awards	—	391,193	682,765	279,081

Weighted average common shares and common share equivalents outstanding — diluted	49,007,389	63,250,024	50,869,098	62,808,186

Diluted (loss) earnings per share	$(0.95)	$1.72	$3.22	$5.51

     For the three-month period ended September 30, 2008, no common share equivalents were included in calculating diluted earnings per share as there was a net loss, and any additional shares would be antidilutive. As a result, a total of 5,500,000 warrants, 1,365,351 employee stock options, 905,621 RSUs and 1,066,319 LTIP awards have been excluded from this calculation. For the nine-month period ended September 30, 2008, a weighted average of 419,439 employee stock options were antidilutive and were therefore excluded from the calculation of the diluted earnings per share.
     For the three-month period ended September 30, 2007, all common share equivalents were considered dilutive and have been included in the calculation of the diluted earnings per share. For the nine-month period ended September 30, 2007, a weighted average of 7,778 employee stock options were antidilutive and were therefore excluded from the calculation of the diluted earnings per share.

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
     The following table provides a summary of the segment results for the three and nine months ended September 30, 2008 and 2007.

Three Months Ended September 30, 2008	Property	Casualty	Reinsurance	Total
Gross premiums written	$57,437	$140,003	$93,541	$290,981
Net premiums written	35,460	106,157	92,286	233,903
Net premiums earned	42,919	105,492	123,562	271,973
Net losses and loss expenses	(71,243)	(46,813)	(57,954)	(176,010)
Acquisition costs	(2,434)	(2,212)	(23,969)	(28,615)
General and administrative expenses	(9,240)	(19,852)	(11,702)	(40,794)

Underwriting (loss) income	(39,998)	36,615	29,937	26,554
Net investment income				76,916
Net realized investment losses				(151,876)
Interest expense				(9,515)
Foreign exchange gain				2,728

Loss before income taxes				$(55,193)

Loss and loss expense ratio	166.0%	44.4%	46.9%	64.7%
Acquisition cost ratio	5.7%	2.1%	19.4%	10.5%
General and administrative expense ratio	21.5%	18.8%	9.5%	15.0%

Combined ratio	193.2%	65.3%	75.8%	90.2%

Three Months Ended September 30, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$60,192	$122,212	$93,849	$276,253
Net premiums written	32,400	92,917	93,980	219,297
Net premiums earned	44,246	114,977	124,436	283,659
Net losses and loss expenses	(29,271)	(71,369)	(72,606)	(173,246)
Acquisition costs	811	(2,927)	(27,082)	(29,198)
General and administrative expenses	(8,421)	(17,876)	(9,753)	(36,050)

Underwriting income	7,365	22,805	14,995	45,165
Net investment income				76,133
Net realized investment losses				(4,196)
Interest expense				(9,481)
Foreign exchange gain				976

Income before income taxes				$108,597

Loss and loss expense ratio	66.2%	62.1%	58.4%	61.1%
Acquisition cost ratio	(1.8)%	2.5%	21.8%	10.3%
General and administrative expense ratio	19.0%	15.6%	7.8%	12.7%

Combined ratio	83.4%	80.2%	88.0%	84.1%

Nine Months Ended September 30, 2008	Property	Casualty	Reinsurance	Total
Gross premiums written	$275,470	$439,277	$419,891	$1,134,638
Net premiums written	136,346	326,127	418,252	880,725
Net premiums earned	130,664	320,210	363,047	813,921
Net losses and loss expenses	(148,583)	(161,692)	(187,316)	(497,591)
Acquisition costs	(7)	(10,711)	(71,002)	(81,720)
General and administrative expenses	(30,697)	(67,846)	(31,902)	(130,445)

Underwriting (loss) income	(48,623)	79,961	72,827	104,165
Net investment income				226,192
Net realized investment losses				(152,804)
Interest expense				(28,538)
Foreign exchange gain				2,651

Income before income taxes				$151,666

Loss and loss expense ratio	113.7%	50.5%	51.6%	61.1%
Acquisition cost ratio	0.0%	3.3%	19.6%	10.0%
General and administrative expense ratio	23.5%	21.2%	8.8%	16.0%

Combined ratio	137.2%	75.0%	80.0%	87.1%

Nine Months Ended September 30, 2007	Property	Casualty	Reinsurance	Total
Gross premiums written	$318,520	$435,492	$491,196	$1,245,208
Net premiums written	137,479	335,182	491,067	963,728
Net premiums earned	137,055	363,101	373,188	873,344
Net losses and loss expenses	(70,285)	(222,644)	(222,537)	(515,466)
Acquisition costs	374	(13,998)	(76,642)	(90,266)
General and administrative expenses	(24,341)	(49,894)	(29,450)	(103,685)

Underwriting income	42,803	76,565	44,559	163,927
Net investment income				222,718
Net realized investment losses				(12,161)
Interest expense				(28,337)
Foreign exchange gain				412

Income before income taxes				$346,559

Loss and loss expense ratio	51.3%	61.3%	59.6%	59.0%
Acquisition cost ratio	(0.3)%	3.9%	20.5%	10.3%
General and administrative expense ratio	17.8%	13.7%	7.9%	11.9%

Combined ratio	68.8%	78.9%	88.0%	81.2%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Bermuda	$113,301	$156,166	$567,865	$749,248
United States	87,432	34,529	189,790	91,642
Europe	33,170	28,602	123,070	122,838

Total net premiums written	$233,903	$219,297	$880,725	$963,728

13. COMMITMENTS AND SUBSEQUENT EVENTS
     On November 6, 2008, the Company declared a quarterly dividend of $0.18 per common share, payable on December 11, 2008 to shareholders of record on November 25, 2008.
     Holdings entered into a definitive agreement and plan of merger (the “Merger Agreement”) on June 27, 2008 with Allied World Merger Company, a newly formed Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Darwin Professional Underwriters, Inc., a Delaware corporation (“Darwin”). The Merger Agreement provided for the merger of Merger Sub with and into Darwin, with Darwin continuing as the surviving corporation and an indirect wholly-owned subsidiary of Holdings. Darwin is a holding company whose subsidiaries are engaged in the executive and professional liability insurance business with an emphasis on coverage for the healthcare industry. The transaction was completed on October 20, 2008 and has been accounted for as a purchase. Under the purchase method of accounting for a business combination, the assets and liabilities of Darwin will be recorded at their fair values on the acquisition date.
     Pursuant to the terms of the Merger Agreement, stockholders of Darwin received $32.00 in cash for each share of Darwin common stock in exchange for 100% of their interests in Darwin. Also, each outstanding Darwin stock option became fully vested and was converted into an amount in cash equal to (i) the excess, if any, of $32.00 over the exercise price per share of the stock option, multiplied by (ii) the total number of shares of Darwin common stock subject to the stock option. In addition, each outstanding Darwin restricted share became fully vested and was converted into the right to receive $32.00 in cash per restricted share, and each outstanding director share unit was converted into the right to receive $32.00 in cash per share unit. The total cash consideration paid by the Company was $550,122, excluding direct costs of the acquisition, and was paid with available capital.
     The following table shows Darwin’s unaudited selected financial data for the three and nine months ended September 30, 2008.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Gross premiums written	$71,453	$215,489
Net premiums written	56,383	165,510
Net premiums earned	54,454	161,365
Net investment income	6,272	18,271
Net realized investment losses	2,714	3,329
Net losses and loss expenses	23,535	64,152
Acquisition costs and general and administrative expenses(1)	24,240	54,516
Net income(1)	5,532	33,855

(1)	Included in Darwin’s acquisition costs and general and administrative expenses for the three and nine months September 30, 2008 was $8,470 and $9,663, respectively, of costs incurred by Darwin for external advisory and other fees directly related to the acquisition.
     During September 2008, the Company submitted redemption requests for its hedge fund investments in Goldman Sachs Multi-Strategy VI, Ltd (the “Portfolio VI Fund”) and AIG Select Hedge Ltd. (the “AIG Select Fund”). The Company is the sole investor in the Portfolio VI Fund and the market value of this fund was $65,501 as of September 30, 2008. The market value of the AIG Select Fund was $62,595 as of September 30, 2008.

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
Note on Forward-Looking Statement
     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2008. We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our subsidiaries or branches based in Bermuda, the United States, Ireland, Switzerland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of September 30, 2008, we had $8.1 billion of total assets, $2.3 billion of shareholders’ equity and $2.8 billion of total capital, which includes shareholders’ equity and senior notes.
     During the year ended December 31, 2007, we experienced rate declines from increased competition across all of our operating segments. This trend of increased competition and decreasing rates has continued during the nine months ended September 30, 2008, and we expect this trend to continue during the remainder of 2008. Given this trend, we continue to be selective in the policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased $14.7 million, or 5.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Our consolidated gross premiums decreased $110.6 million, or 8.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our net income for the three months ended September 30, 2008 decreased $155.4 million, or 142.6%, to a net loss of $46.4 million compared to net income of $109.0 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, we were negatively impacted by net losses and loss expenses recognized of $71.6 million related to Hurricanes Ike and Gustav, as well as realized investment losses, including other-than-temporary charges, of $151.9 million. Our net income for the nine months ended September 30, 2008 decreased $182.4 million, or 52.7%, to $163.8 million compared to $346.2 million for the nine months ended September 30, 2007.
Recent Developments
     On June 27, 2008, we entered into a definitive merger agreement to acquire Darwin Professional Underwriters, Inc. (“Darwin”). Darwin is a holding company whose subsidiaries are engaged in the executive and professional liability insurance business with an emphasis on coverage for the healthcare industry. The transaction was completed on October 20, 2008 and has been accounted for as a purchase. Under the purchase method of accounting for a business combination, the assets and liabilities of Darwin were recorded at their fair values on the acquisition date. Under the terms of the merger agreement, stockholders of Darwin received $32.00 per share in cash for each share of Darwin common stock in exchange for 100% of their interests in Darwin. Also, each outstanding Darwin stock option became fully vested and was converted into an amount in cash equal to (i) the excess, if any, of $32.00 over the exercise price per share of the stock option, multiplied by (ii) the total number of shares of Darwin common stock subject to the stock option. In addition, each outstanding Darwin restricted share became fully vested and was converted into the right to receive $32.00 in cash per restricted share, and each outstanding director share unit was converted to receive $32.00 in cash per share unit. The total cash consideration paid was $550.1 million, excluding direct costs of the acquisition, and was paid with available capital.
     During the past several months, there has been significant turmoil in the U.S. and international financial markets. The ability to borrow funds has become limited as there has been a general lock-up of liquidity. The recent events have impacted us in two significant ways. The first is the lack of liquidity, which has reduced the fair value of our overall investment portfolio since June 30, 2008. The market for certain securities has become inactive, which has made pricing certain securities difficult and which has had the effect of lowering the fair value of our investment portfolio. Approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities, whose average credit rating is AA+ as rated by Standard & Poor’s. Our investment portfolio does not include any real estate, collateralized debt obligations, collateralized loan obligations, direct investment in common equities or other complex financial structures. Our investment portfolio has no transactions that require the posting of collateral. While we have taken significant net realized losses of $151.9 million from the sale of fixed income securities, mark-to-market adjustments on our hedge fund investments and other-than-temporary impairment charges during the three months ended September 30, 2008, we believe that our investment portfolio remains well diversified, conservative and of high quality. The second significant impact that the recent events have had on us, as well as others in the industry, is the ability to raise additional capital if necessary given the current market conditions. However, we have a credit facility with a syndication of 13 lenders that is comprised of a secured credit facility and an unsecured credit facility. We currently have the ability to draw up to $400 million from our unsecured credit facility. For more information on our credit facility, please see “— Liquidity and Capital Resources — Restrictions and Specific Requirements”.
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
     At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of September 30, 2008 and what level within the FAS 157 fair value hierarchy the valuation technique resides.
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
     Non-U.S. government and government agencies: Comprised of fixed income obligations of non-U.S. governmental entities. The fair values of these securities are based on prices obtained from broker/dealers and international indices, and are included in the Level 2 fair value hierarchy.
     Corporate: Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 do not constitute more than 5% of the market value of our fixed income securities, and are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using the spread above the London Interbank Offering Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
     States, municipalities and political subdivisions: Comprised of fixed income obligations of U.S. domiciled state and municipality entities. The fair values of these securities are based on prices obtained from broker/dealers and the new issue market, and are included in the Level 2 fair value hierarchy.
     Mortgage-backed: Principally comprised of AAA-rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealers trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
     Asset-backed: Comprised of primarily AAA-rated bonds backed by pools of automobile loan receivables, home equity loans and credit card receivables originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
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
     Other invested assets, at fair value: Comprised of four hedge funds invested in a range of diversified strategies. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate dissolution. We consider these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. We used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recorded during the three months ended September 30, 2008 was not significant and $0.2 million for the nine months ended September 30, 2008. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the hedge funds are included in the Level 3 fair value hierarchy. Our hedge funds are the only assets that have significant Level 3 inputs in determining fair value and represent 3.0% of our total investments.

     The following table shows the pricing sources of our fixed maturity investments held as of September 30, 2008:

	Fair Value of
	Fixed Maturity	Percentage of	SFAS 157 Fair
	Investments as of	Total Fixed	Value
	September 30,	Maturity	Hierarchy
Pricing Sources	2008	Investments	Level
Lehman Brothers Index	$3,869.3	71.2%	1 and 2
Interactive Data Pricing	665.0	12.2	2
Reuters pricing service	552.0	10.2	2
International indices	84.8	1.6	2
Other (including broker/dealers)	262.2	4.8	2

	$5,433.3	100.0%
     Lehman Brothers Index: We use the Lehman Brothers Index to price our U.S. government, U.S. government agencies, corporate, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Lehman Brothers Index uses in determining its prices, which include among others, treasury yields, new issuance and secondary trades, information provided by broker/dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. For U.S. government securities, traders that act as market makers are the primary source of pricing. As such, for U.S. government securities we believe the Lehman Brothers Index reflects quoted prices (unadjusted) for identical securities in active markets.
     Interactive Data Pricing: We use Interactive Data Pricing to price our U.S. government agencies, municipalities, non-agency mortgage-backed and asset-backed securities. There are several observable inputs that Interactive Data Pricing uses in determining its prices, which include among others, benchmark yields, reported trades and issuer spreads.
     Reuters pricing service: We use the Reuters pricing service to price our U.S. government agencies, corporate, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Reuters pricing service uses in determining its prices, which include among others, option-adjusted spreads, treasury yields, new issuance and secondary trades, sector and issuer level spreads, underlying collateral and prepayment speeds.
     International indices: We use international indices, which include the FTSE, Deutche Teleborse and the Scotia Index, to price our non-U.S. government and government agencies securities. The observable inputs used by international indices to determine its prices are based on new issuance and secondary trades and information provided by broker/dealers.
     Other (including broker/dealers): We also utilize, to a lesser extent, other pricing services including broker/dealers to price our U.S. government agencies, corporate, municipalities, agency and non-agency mortgage-backed and asset-backed securities. The pricing sources include JP Morgan Securities Inc., Merrill Lynch & Co. and other broker/dealers and Standards & Poor’s.
     To validate the prices obtained from the above pricing sources, which are our primary sources of prices, we also obtain prices from our investment portfolio managers, and compare the prices obtained from the above pricing sources to those obtained from our investment portfolio managers. We investigate any differences between the two sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the above sources and the prices obtained from our investment portfolio managers as of September 30, 2008. In addition, all the pricing sources that we utilize have their own due-diligence procedures to ensure the price used for a particular security is based on observable inputs and reflects the best available information.
     There have been no material changes to any of our valuation techniques from those used as of December 31, 2007. We have still been able to obtain observable market inputs for our investments, despite the market conditions that existed as of September 30, 2008. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions, and therefore, reflected the current price a market participant would pay for the asset. We based our determination of whether a market is active or inactive based on the spread between what a seller is asking for a security and what a buyer is bidding for that security. Spreads that are significantly above historical spreads are considered inactive markets. We also consider the volume of trading activity in our determination of whether a market is active or inactive. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in millions)
Gross premiums written	$291.0	$276.3	$1,134.6	$1,245.2

Net premiums written	$233.9	$219.3	$880.7	$963.7

Net premiums earned	272.0	283.7	813.9	873.3
Net investment income	76.9	76.1	226.2	222.7
Net realized investment losses	(151.9)	(4.2)	(152.8)	(12.1)

	$197.0	$355.6	$887.3	$1,083.9

Net losses and loss expenses	$176.0	$173.2	$497.6	$515.5
Acquisition costs	28.6	29.2	81.7	90.2
General and administrative expenses	40.8	36.1	130.5	103.7
Interest expense	9.5	9.5	28.5	28.3
Foreign exchange gain	(2.7)	(1.0)	(2.7)	(0.4)

	$252.2	$247.0	$735.6	$737.3

(Loss) income before income taxes	$(55.2)	$108.6	$151.7	$346.6
Income tax (recovery) expense	(8.8)	(0.4)	(12.1)	0.4

Net (loss) income	$(46.4)	$109.0	$163.8	$346.2

Ratios
Loss and loss expense ratio	64.7%	61.1%	61.1%	59.0%
Acquisition cost ratio	10.5	10.3	10.0	10.3
General and administrative expense ratio	15.0	12.7	16.0	11.9
Expense ratio	25.5	23.0	26.0	22.2
Combined ratio	90.2	84.1	87.1	81.2
Comparison of Three Months Ended September 30, 2008 and 2007
Premiums
     Gross premiums written increased by $14.7 million, or 5.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in gross premiums written was primarily the result of the following:
•	In our casualty segment, our gross premiums written increased by $17.8 million, primarily due to increased gross premiums written by our U.S. offices. Gross premiums written by our U.S. offices increased by $12.4 million, or 32.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

•	In our reinsurance segment, adjustments on estimated premiums were higher by $1.7 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. We recognized net upward adjustments of $2.8 million during the three months ended September 30, 2008 compared to net upward adjustments of $1.1 million during the three months ended September 30, 2007. We also recognized $2.7 million in reinstatement premiums related to Hurricane Ike during the three months ended September 30, 2008.

•	Offsetting the increased gross premiums written in our casualty segment was the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy or contract terms and conditions), increased competition and inadequate pricing for new business in each of our operating segments. This included our reducing the amount of gross premiums written in our energy line of business within our property segment by $8.0 million, or 44.4%, and reducing the amount of gross premiums written for certain energy classes of business within our casualty segment by $1.6 million in response to deteriorating market conditions.

     The table below illustrates our gross premiums written by geographic locations for the three months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Bermuda	$137.6	$181.2	$(43.6)	(24.1)%
United States	106.6	51.9	54.7	105.4
Europe	46.8	43.2	3.6	8.3

	$291.0	$276.3	$14.7	5.3%

     The decrease in gross premiums written for our Bermuda operations, in addition to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy or contract terms and conditions), increased competition and inadequate pricing for new business was due to the fact that certain policies and treaties that were previously written in Bermuda during the three months ended September 30, 2007 were renewed in one of our U.S. companies during the three months ended September 30, 2008. Our U.S. reinsurance company commenced operations in April 2008 and renewed treaties previously written in Bermuda of $17.6 million during the three months ended September 30, 2008.
     Net premiums written increased by $14.6 million, or 6.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 19.6% of gross premiums written for the three months ended September 30, 2008 compared to 20.6% for the same period in 2007. The decrease in the percentage of premiums ceded was caused by a reduction in the cession percentage on our general property quota share reinsurance treaty from 55% to 40%, partially offset by the purchase of an additional property catastrophe excess-of-loss reinsurance treaty for our general property business with a limit of $75 million excess of $50 million, of which 25% was placed with external reinsurers and the remainder was retained by us. This excess-of-loss reinsurance treaty covers property damage within the United States and Canada caused by a named windstorm and has a term from July 1, 2008 to November 30, 2008. The total ceded premiums written for this excess-of-loss treaty were $2.5 million. There was no such additional property catastrophe excess-of-loss treaty in place during the three months ended September 30, 2007.
     Net premiums earned decreased by $11.7 million, or 4.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the continued earning of lower net premiums that were written prior to the three months ended September 30, 2008.

     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended September 30,
	2008	2007	2008	2007
Property	19.7%	21.8%	15.8%	15.6%
Casualty	48.1	44.2	38.8	40.5
Reinsurance	32.2	34.0	45.4	43.9
     The increase in the percentage of casualty gross premiums written reflects the continued growth of our U.S. operations discussed above.
Net Investment Income and Realized Investment Losses
     Net investment income increased by $0.8 million, or 1.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase was primarily the result of a dividend received from one of our hedge funds. The annualized period book yield of the investment portfolio for both the three months ended September 30, 2008 and 2007 was 4.7%. Investment management fees of $1.8 million and $1.6 million were incurred during the three months ended September 30, 2008 and 2007, respectively.
     As of September 30, 2008, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA+ as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 3.4 years as of September 30, 2008.
     Net realized investment losses increased by $147.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Net realized investment losses of $151.9 million for the three months ended September 30, 2008 were comprised of the following:
•	A write-down of approximately $75.0 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in the market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities and corporate bonds due to the widening of credit spreads caused by the continued decline in the U.S. housing market and the current turmoil in the financial markets. An other-than-temporary charge was recognized for those securities in an unrealized loss position that our investment advisers had the discretion to sell. The following shows the other-than-temporary charge for our fixed maturity investments by category:

Other-than-temporary charges
for the three months ended
September 30, 2008
($ in millions)
U.S. government and government agencies	$10.3
Non-U.S. government and government agencies	0.2
Corporate	44.3
States, municipalities and political subdivisions	0.3
Mortgage backed	18.2
Asset backed	1.7

Total other-than-temporary-impairment charges	$75.0

•	Net realized investment losses of $27.6 million related to the mark-to-market of our hedge fund investments. The net realized losses were due to the overall volatility of the financial markets. On January 1, 2008, we adopted Statement of

Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”) and elected to fair value our hedge fund investments. As a result, any change in the fair value of our hedge fund investments is recognized as realized investment gains or losses in the condensed consolidated statements of operations and comprehensive income at each reporting period. As we adopted FAS 159 in 2008, there were no realized investment gains or losses recognized from our hedge fund investments in the unaudited condensed consolidated statement of operations and comprehensive income during the three months ended September 30, 2007 as the change in fair value was included in “accumulated other comprehensive income” in the unaudited condensed consolidated balance sheet.

•	Net realized investment losses of $49.2 million from the sale of securities. These investment losses included realized losses from the sale of our investments in Lehman Brothers Holding Ltd bonds of $45.0 million, Morgan Stanley bonds of $15.0 million and Washington Mutual, Inc. bonds of $1.7 million, in addition to realized gains from the sale of other securities.
     During the three months ended September 30, 2007, we recognized $4.2 million in net realized losses on investments, which included (i) a write-down of approximately $25.4 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary and (ii) net realized gains from the sale of securities of $21.2 million. Included in the other-than-temporary-impairment charge for the three months ended September 30, 2007 was a charge of $23.9 million for our investment in the Goldman Sachs Global Alpha Hedge Fund PLC. As of September 30, 2007, our basis in the fund was $57.5 million and the fair value was $33.6 million, resulting in a loss of $23.9 million. We reviewed our carrying value of the investment in light of the significant changes in economic conditions that occurred during the third quarter of 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of our investment to decline. The remaining write-downs of $1.5 million were solely due to changes in interest rates.
Net Losses and Loss Expenses
     Net losses and loss expenses increased by $2.8 million, or 1.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in net losses and loss expenses was due to higher than expected loss activity in the current period, which included net losses and loss expenses incurred from Hurricanes Ike and Gustav of $62.0 million and $9.6 million, respectively. Of the total net losses and loss expenses incurred for Hurricanes Ike and Gustav, $49.3 million was recognized in our property segment and $22.3 million was recognized in our reinsurance segment. Our loss estimate is derived from preliminary claims information obtained from clients and brokers, a review of the terms of in-force policies and contracts and catastrophe modeling analysis. Our actual losses from these events may vary materially from the current estimate due to inherent uncertainties resulting from several factors, including the preliminary nature of available information, potential inaccuracies and inadequacies in the data provided by clients and brokers, potential catastrophe modeling inaccuracies, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. The increased loss activity in the current period was partially offset by net favorable prior year loss development during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
     We recorded net favorable reserve development related to prior years of approximately $96.9 million and $28.5 million during the three months ended September 30, 2008 and 2007, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the three months ended September 30, 2008:
•	Net favorable reserve development of $24.7 million was recognized by our property segment, which consisted of $6.7 million of net favorable reserve development for the 2004 and 2005 windstorms and $18.0 million of net favorable reserve development due to actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 and 2007 loss years for our general property line of business.

•	Net favorable reserve development of $32.8 million was recognized by our casualty segment primarily as a result of general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years. During the three months ended September 30, 2008, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method than the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain lines of business and loss years within our casualty segment is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses.

•	Net favorable reserve development of $39.4 million was recognized by our reinsurance segment, which consisted of net favorable reserve development of $14.7 million for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business and $24.7 million of net favorable reserve development for our property reinsurance and international reinsurance lines of business. The net favorable reserve development for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years. During the three months ended September 30, 2008, we began to adjust our weighting on actuarial methods utilized for the professional liability reinsurance, general casualty reinsurance and facultative reinsurance lines of business and loss years from using the expected loss ratio method to a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method. The net favorable reserve development for our property reinsurance and international reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years. The net favorable reserve development for the property reinsurance and international reinsurance lines of business included $6.5 million of unfavorable reserve development related to the 2004 and 2005 windstorms due to recent loss activity.
     The following is a breakdown of the major factors contributing to the net favorable reserve development for the three months ended September 30, 2007:
•	We recognized net favorable reserve development of $22.5 million related to the 2005 windstorms and net favorable reserve development of $1.3 million related to the 2004 windstorms due to lower than anticipated reported loss activity over the past 12 months.

•	Net favorable reserve development of $12.4 million in our casualty segment, which primarily related to our general casualty line of business for the 2004 and 2005 loss years as a result of lower than anticipated reported loss activity.

•	Net unfavorable reserve development of $7.7 million, excluding the 2004 and 2005 windstorms, in our property segment, which was primarily the result of higher than anticipated reported loss activity in our general property line of business for loss years 2004 and 2005.
     The loss and loss expense ratio for the three months ended September 30, 2008 was 64.7%, compared to 61.1% for the three months ended September 30, 2007. Net favorable reserve development recognized in the three months ended September 30, 2008 reduced the loss and loss expense ratio by 35.6 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 100.3%. Net favorable reserve development recognized in the three months ended September 30, 2007 reduced the loss and loss expense ratio by 10.1 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 71.2%. The increase in the current year’s loss and loss expense ratio for the current period was primarily due to net incurred losses and loss expenses related to Hurricanes Ike and Gustav of $71.6 million, as well as $19.2 million due to increased loss activity in our general property and energy lines of business for the 2008 loss year.
     We continue to review the impact of the subprime and credit related downturn on professional liability insurance policies and reinsurance contracts we write. We have high attachment points for our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. An “attachment point” is the loss point at which an insurance policy or reinsurance contract becomes operative and below which any losses are retained by either the insured or other insurers of reinsurers. Based on claims information received to date and our analysis, the average attachment point for our professional liability policies with potential subprime and credit related exposure is approximately $144 million with an average limit of $14 million (gross of reinsurance). The “limit” is the maximum amount we will insure or reinsure for a specified risk or portfolio of risks. Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. For our professional liability reinsurance contracts with potential subprime and credit related exposure, the average attachment point is approximately $101 million with an average limit of $1.7 million. At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     The following table shows the components of the increase in net losses and loss expenses of $2.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

	Three Months Ended
	September 30,		Dollar
	2008	2007	Change
	($ in millions)
Net losses paid	$132.6	$82.7	$49.9
Net change in reported case reserves	(8.8)	57.2	(66.0)
Net change in IBNR	52.2	33.3	18.9

Net losses and loss expenses	$176.0	$173.2	$2.8

     Net losses paid have increased $49.9 million for the three months ended September 30, 2008 primarily due to higher paid losses in our casualty segment partially offset by lower claim payments relating to the 2004 and 2005 windstorms than the amount paid during the three months ended September 30, 2007. During the three months ended September 30, 2008, $11.6 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $15.5 million during the three months ended September 30, 2007. During the three months ended September 30, 2008, we recovered $1.1 million on our property catastrophe reinsurance protection in relation to losses paid as a result of the 2004 and 2005 windstorms compared to $7.2 million for the three months ended September 30, 2007. The decrease in reported case reserves was due to lower case reserves for our casualty segment. The increase in IBNR was primarily due to increased reserves for losses and loss expenses for our current period’s business partially offset by higher net favorable loss reserve development.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, July 1	$3,385.6	$3,064.5
Incurred related to:
Current period non-catastrophe	201.5	201.7
Current period property catastrophe	71.6	—
Prior period non-catastrophe	(96.9)	(4.7)
Prior period property catastrophe	(0.2)	(23.8)

Total incurred	$176.0	$173.2
Paid related to:
Current period non-catastrophe	11.5	7.7
Current period property catastrophe	—	—
Prior period non-catastrophe	109.5	59.5
Prior period property catastrophe	11.6	15.5

Total paid	$132.6	$82.7
Foreign exchange revaluation	(7.5)	2.6

Net reserve for losses and loss expenses, September 30	3,421.5	3,157.6
Losses and loss expenses recoverable	777.3	674.4

Reserve for losses and loss expenses, September 30	$4,198.8	$3,832.0

Acquisition Costs
     Acquisition costs decreased by $0.6 million, or 2.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Acquisition costs as a percentage of net premiums earned were 10.5% for the three months ended September 30, 2008 compared to 10.3% for the same period in 2007.
General and Administrative Expenses
     General and administrative expenses increased by $4.7 million, or 13.0%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase in general and administrative expenses is primarily due to increased salary and employee welfare costs, including stock-based compensation costs of $1.8 million, as well as increased rent and related costs of approximately $1.1 million primarily due to additional office space in New York and Chicago and increased amortization of furniture and fixtures. The increase in salary and employee welfare costs was due to our staff count increasing to 351 as of September 30, 2008 from 284 as of September 30, 2007 as a result of the significant expansion of our U.S. operations as part of our ongoing U.S. strategic initiatives.
     Our general and administrative expense ratio was 15.0% for the three months ended September 30, 2008, which was higher than the 12.7% for the three months ended September 30, 2007. The increase was primarily due to the factors discussed above, while net premiums earned declined.
     Our expense ratio was 25.5% for the three months ended September 30, 2008 compared to 23.0% for the three months ended September 30, 2007.
     Interest Expense
     During both the three months ended September 30, 2008 and 2007, interest expense incurred of $9.5 million represented one quarter of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.
     Net Income
     Net loss for the three months ended September 30, 2008 was $46.4 million compared to net income of $109.0 million for the three months ended September 30, 2007. The decrease was primarily the result of higher net realized investment losses, net losses and loss expenses for Hurricanes Ike and Gustav, lower net premiums earned and increased general and administrative expenses. Net loss for the three months ended September 30, 2008 included a net foreign exchange gain of $2.7 million and an income tax recovery $8.8 million. Net income for the three months ended September 30, 2007 included a net foreign exchange gain of $1.0 million and an income tax recovery of $0.4 million.
Comparison of Nine Months Ended September 30, 2008 and 2007
Premiums
     Gross premiums written decreased by $110.6 million, or 8.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in gross premiums written was primarily the result of the following:
•	The non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy or contract terms and conditions), increased competition and inadequate pricing for new business in each of our operating segments. This included reducing the amount of gross premiums written in our energy line of business within our property segment by $25.5 million, or 35.8%, and reducing the amount of gross premiums written for certain energy classes of business within our casualty segment by $8.2 million in response to deteriorating market conditions.

•	In our reinsurance segment, adjustments on estimated premiums were lower by $16.3 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We recognized net downward adjustments of $5.2 million during the nine months ended September 30, 2008 compared to net upward adjustments of $11.1 million during the nine months ended September 30, 2007. Gross premiums written also decreased in our reinsurance segment by approximately $12.0 million because some cedents purchased less reinsurance.

     The table below illustrates our gross premiums written by geographic locations for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Bermuda	$693.6	$907.7	$(214.1)	(23.6)%
United States	251.7	141.0	110.7	78.5
Europe	189.3	196.5	(7.2)	(3.7)

	$1,134.6	$1,245.2	$(110.6)	(8.9)%

     The decrease in gross premiums written for our Bermuda operations, in addition to the factors discussed above, was due to the fact that certain policies and treaties that were previously written in Bermuda during the nine months ended September 30, 2007 were renewed in our U.S. companies during the nine months ended September 30, 2008. Our new U.S. reinsurance company commenced operations in April 2008 and renewed treaties previously written in Bermuda of $52.5 million during the nine months ended September 30, 2008.
     Net premiums written decreased by $83.0 million, or 8.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We ceded 22.4% of gross premiums written for the nine months ended September 30, 2008 compared to 22.6% for the same period in 2007.
     Net premiums earned decreased by $59.4 million, or 6.8%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of lower net premiums written.
     We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Nine Months Ended September 30,
	2008	2007	2008	2007
Property	24.3%	25.6%	16.1%	15.7%
Casualty	38.7	35.0	39.3	41.6
Reinsurance	37.0	39.4	44.6	42.7
     The increase in the percentage of casualty gross premiums written reflects the continued growth of our U.S. operations, where casualty gross premiums written increased by $27.7 million, or 30.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Net Investment Income and Realized Investment Losses
     Net investment income increased by $3.5 million, or 1.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily the result of an increase in the dividend received from our global high-yield bond fund of $4.0 million. The dividend from the global high-yield bond fund increased from $2.1 million for the nine months ended September 30, 2007 to $6.1 million for the nine months ended September 30, 2008. Investment management fees of $4.8 million and $4.6 million were incurred during the nine months ended September 30, 2008 and 2007, respectively.
     For the nine months ended September 30, 2008 and 2007, the annualized period book yield of the investment portfolio was 4.8% and 4.7%, respectively. As of September 30, 2008, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA+ as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 3.4 years as of September 30, 2008.
     Net realized investment losses increased by $140.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Net realized investment losses of $152.8 million for the nine months ended September 30, 2008 were comprised of the following:

•	A write-down of approximately $112.3 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in the market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities and corporate bonds due to the widening of credit spreads caused by the continued decline in the U.S. housing market and the current turmoil in the financial markets. An other-than-temporary charge was recognized for those securities in an unrealized loss position that our investment advisers had the discretion to sell. The following shows the other-than-temporary charge for our fixed maturity investments by category:

Other-than-
temporary charges
For the nine months
ended September 30,
2008
($ in millions)
U.S. government and government agencies	$15.5
Non-U.S. government and government agencies	0.7
Corporate	51.8
States, municipalities and political subdivisions	0.8
Mortgage backed	39.8
Asset backed	3.7

Total other-than-temporary-impairment charges	$112.3

•	Net realized investment losses of $39.5 million related to the mark-to-market of our hedge fund investments. The net realized losses were due to the overall volatility of the capital markets. There were no realized investment gains or losses recognized from our hedge fund investments during the nine months ended September 30, 2007.

•	Net realized investment losses of $1.0 million from the sale of securities. We sold a number of securities during the first half of 2008 to capitalize the operations of our U.S. reinsurance platform and to fund the increased capitalization of our direct U.S. operations and our European operations. We recognized a net gain on the sale of those securities of $48.2 million, which was later offset by $49.2 million in net realized investment losses during the three months ended September 30, 2008.
     During the nine months ended September 30, 2007, we recognized $12.1 million in net realized losses on investments, which included (i) a write-down of approximately $37.7 million related to declines in market value of securities in our available for sale portfolio that were considered to be other than temporary and (ii) net realized gains from the sale of securities of $25.6 million. Included in the $37.7 million in write-downs was an other-than-temporary impairment of $23.9 million related to our investment in the Goldman Sachs Global Alpha Hedge Fund PLC. The remaining write-downs of $13.8 million were solely due to changes in interest rates.
Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $17.9 million, or 3.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The primary reason for the reduction in these expenses was net favorable prior year reserve development during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, partially offset by higher than expected loss activity for the current period’s business, including net losses and loss expenses of $71.6 million related to Hurricanes Ike and Gustav.
     We recorded net favorable reserve development related to prior years of approximately $189.8 million and $87.1 million during the nine months ended September 30, 2008 and 2007, respectively. The following is a breakdown of the major factors contributing to the net favorable reserve development for the nine months ended September 30, 2008:

•	We recognized net favorable reserve development of $33.4 million related to the 2005 windstorms, of which $17.2 million was recognized by our property segment and $16.2 million was recognized by our reinsurance segment. We recognized the net favorable reserve development for the 2005 windstorms due to less than anticipated reported loss activity over the past several quarters. Accordingly, as of September 30, 2008, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $387.1 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable reserve development of $80.0 million was recognized by our casualty segment primarily as a result of general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years.

•	Net favorable reserve development of $28.4 million, excluding the 2005 windstorms, was recognized by our property segment primarily as a result of general property line of business actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2007 loss years.

•	Net favorable reserve development of $48.0 million, excluding the 2005 windstorms, was recognized by our reinsurance segment which consisted of net favorable reserve development of $14.7 million for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business, and $33.3 million of net favorable reserve development for our property reinsurance and international reinsurance lines of business. The net favorable reserve development for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business was primarily as a result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years. The net favorable reserve development for our property reinsurance and international reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years.
     The following is a breakdown of the major factors contributing to the net favorable reserve development for the nine months ended September 30, 2007:
•	Net favorable reserve development of $42.2 million for our casualty segment, which consisted of $126.5 million of favorable reserve development primarily related to low loss emergence in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and low loss emergence in our general casualty business for the 2004 loss year. These favorable reserve developments were partially offset by $84.3 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and our professional liability line of business for the 2002 loss year.

•	We recognized net favorable reserve development of $35.0 million related to the 2005 windstorms and net favorable reserve development of $4.0 million related to the 2004 windstorms. We recognized the net favorable reserve development for the 2004 and 2005 windstorms due to less than anticipated reported loss activity.

•	Net favorable reserve development of $2.6 million, excluding the 2004 and 2005 windstorms, for our property segment which consisted of $28.4 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $25.8 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.

•	Net favorable reserve development of $3.3 million, excluding the 2004 and 2005 windstorms, for our reinsurance segment related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 loss years and low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 loss years.
     The loss and loss expense ratio for the nine months ended September 30, 2008 was 61.1%, compared to 59.0% for the nine months ended September 30, 2007. Net favorable reserve development recognized in the nine months ended September 30, 2008 reduced the loss and loss expense ratio by 23.3 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 84.4%. Net favorable reserve development recognized in the nine months ended September 30, 2007 reduced the loss and loss expense ratio by 10.0 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 69.0%. The increase in the current year’s loss and loss expense ratio for the current period was due to higher than normal reported loss activity and lower rates on new and renewal business for each of our operating segments. During the nine months ended September 30, 2008, we had exposure to a number of property losses, which included fires, tornadoes, hail storms and floods in various regions of the United States and in other parts of the world, a gas pipeline explosion in Australia and Hurricanes Ike and Gustav.
     The following table shows the components of the decrease in net losses and loss expenses of $17.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

	Nine Months Ended
	September 30		Dollar
	2008	2007	Change
	($ in millions)
Net losses paid	$308.0	$309.8	$(1.8)
Net change in reported case reserves	28.1	54.8	(26.7)
Net change in IBNR	161.5	150.9	10.6

Net losses and loss expenses	$497.6	$515.5	$(17.9)

     Net losses paid have decreased $1.8 million for the nine months ended September 30, 2008 primarily due to lower claim payments relating to the 2004 and 2005 windstorms than the amount paid during the nine months ended September 30, 2007 partially offset by higher claim payments for our casualty segment. During the nine months ended September 30, 2008, $37.9 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $74.5 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we recovered $9.4 million on our property catastrophe reinsurance protection in relation to losses paid as a result of the 2004 and 2005 windstorms compared to $25.6 million for the nine months ended September 30, 2007. The decrease in reported case reserves is due to lower case reserves in our casualty segment partially offset by increased case reserves for our property and reinsurance segments due to the increased loss activity during the current period. The increase in IBNR was primarily due to increased reserves for losses and loss expenses for our current period’s business partially offset by higher net favorable loss reserve development.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,237.0	$2,947.9
Incurred related to:
Current period non-catastrophe	574.8	602.6
Current period property catastrophe	112.6	—
Prior period non-catastrophe	(156.4)	(48.1)
Prior period property catastrophe	(33.4)	(39.0)

Total incurred	$497.6	$515.5
Paid related to:
Current period non-catastrophe	21.7	11.0
Current period property catastrophe	—	—
Prior period non-catastrophe	248.4	224.3
Prior period property catastrophe	37.9	74.5

Total paid	$308.0	$309.8
Foreign exchange revaluation	(5.1)	4.0

Net reserve for losses and loss expenses, September 30	3,421.5	3,157.6
Losses and loss expenses recoverable	777.3	674.4

Reserve for losses and loss expenses, September 30	$4,198.8	$3,832.0

Acquisition Costs
     Acquisition costs decreased by $8.5 million, or 9.4%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Acquisition costs as a percentage of net premiums earned were 10.0% for the nine months ended September 30, 2008 compared to 10.3% for the same period in 2007.

General and Administrative Expenses
     General and administrative expenses increased by $26.8 million, or 25.8%, for the nine months ended September 30, 2008 compared to the same period in 2007. The following is a breakdown of the major factors contributing to the increase:
•	Salary and employee welfare costs increased by $18.1 million due to our staff count increasing to 351 as of September 30, 2008 from 284 as of September 30, 2007. This also included a one-time expense of $4.0 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations and increased stock-based compensation costs of $3.6 million.

•	Information technology costs increased by approximately $3.7 million due to consulting costs required as part of the development of our technological infrastructure as well as an increase in the cost of hardware and software.

•	Rent and related costs increased by approximately $2.9 million due to additional office space in New York and Chicago and increased amortization of furniture and fixtures. There was a gain of $0.6 million on the sale of fixed assets from our previous office space in Bermuda during the nine months ended September 30, 2007. No such gain on fixed assets occurred during the nine months ended September 30, 2008.

•	Professional fees increased by approximately $1.2 million.
     Our general and administrative expense ratio was 16.0% for the nine months ended September 30, 2008, which was higher than the 11.9% for the nine months ended September 30, 2007. The increase was primarily due to the factors discussed above, while net premiums earned declined.
     Our expense ratio was 26.0% for the nine months ended September 30, 2008 compared to 22.2% for the nine months ended September 30, 2007. The increase resulted from increased general and administrative expenses.
Interest Expense
     Interest expense increased by $0.2 million, or 0.7%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Interest expense incurred during both the nine months ended September 30, 2008 and 2007 represented three-quarters of the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%.
Net Income
     Net income for the nine months ended September 30, 2008 was $163.8 million compared to net income of $346.2 million for the nine months ended September 30, 2007. The decrease was primarily the result of higher net realized investment losses, net losses and loss expenses for Hurricanes Ike and Gustav, lower net premiums earned and increased general and administrative expenses. Net income for the nine months ended September 30, 2008 included a net foreign exchange gain of $2.7 million and an income tax recovery of $12.1 million. Net income for the nine months ended September 30, 2007 included a net foreign exchange gain of $0.4 million and an income tax expense of $0.4 million.
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
Property Segment
     The following table summarizes the underwriting results and associated ratios for the property segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in millions)
Revenues
Gross premiums written	$57.4	$60.2	$275.5	$318.5
Net premiums written	35.5	32.4	136.3	137.5
Net premiums earned	42.9	44.2	130.7	137.0
Expenses
Net losses and loss expenses	$71.2	$29.3	$148.6	$70.3
Acquisition costs	2.4	(0.8)	0.0	(0.4)
General and administrative expenses	9.3	8.4	30.7	24.3
Underwriting (loss) income	(40.0)	7.3	(48.6)	42.8
Ratios
Loss and loss expense ratio	166.0%	66.2%	113.7%	51.3%
Acquisition cost ratio	5.7	(1.8)	0.0	(0.3)
General and administrative expense ratio	21.5	19.0	23.5	17.8
Expense ratio	27.2	17.2	23.5	17.5
Combined ratio	193.2	83.4	137.2	68.8
Comparison of Three Months Ended September 30, 2008 and 2007
     Premiums.  Gross premiums written decreased $2.8 million, or 4.7%, for the three months ended September 30, 2008 compared to the same period in 2007. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions), increased competition and inadequate pricing for new business. In addition, we continued to reduce the amount of gross premiums written in our energy line of business by $8.0 million, or 44.4%, in response to deteriorating market conditions. We expect the trend of reducing our energy line of business to continue during the remainder of the year.

     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
General property	$47.4	$41.7	$5.7	13.7%
Energy	10.0	18.0	(8.0)	(44.4)
Other	0.0	0.5	(0.5)	(100.0)

	$57.4	$60.2	$(2.8)	(4.7)%

     Net premiums written increased by $3.1 million, or 9.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Overall, we ceded 38.3% of gross premiums written for the three months ended September 30, 2008 compared to 46.2% for the three months ended September 30, 2007. The decrease in the percentage of premiums ceded was caused by a reduction in the cession percentage on our general property quota share reinsurance treaty from 55% to 40% partially offset by the purchase of a property catastrophe excess-of-loss reinsurance treaty for our general property business with a limit of $75 million excess of $50 million, of which 25% was placed with external reinsurers and the remainder of which was retained by us. This excess-of-loss reinsurance treaty covers property damage within the U.S. and Canada caused by a named windstorm. The excess-of-loss reinsurance treaty has a term from July 1, 2008 to November 30, 2008. There was no property catastrophe excess-of-loss treaty in place during the three months ended September 30, 2007.
     Net premiums earned decreased $1.3 million, or 2.9%, primarily due to the continued earning of lower net premiums that were written prior to the three months ended September 30, 2008.
     Net losses and loss expenses.  Net losses and loss expenses increased by $41.9 million, or 143.0%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. During the three months ended September 30, 2008 our property segment recognized losses and loss expenses of $42.2 million and $7.1 million related to Hurricanes Ike and Gustav, respectively. We were not impacted by any significant catastrophes during the three months ended September 30, 2007.
     Overall, our property segment recorded net favorable reserve development of $24.7 million during the three months ended September 30, 2008 compared to net favorable reserve development of $12.9 million for the three months ended September 30, 2007.
     The $24.7 million of net favorable reserve development during the three months ended September 30, 2008 included the following:
•	Net favorable reserve development of $18.0 million, excluding the 2004 and 2005 windstorms, was primarily due to actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 and 2007 loss years for our general property line of business.

•	We recognized net favorable reserve development of $5.9 million related to the 2005 windstorms and net favorable reserve development of $0.8 million related to the 2004 windstorms. We recognized net favorable reserve development for the 2004 and 2005 windstorms due to lower than anticipated loss activity over the past several months.
     The $12.9 million of net favorable reserve development during the three months ended September 30, 2007 included the following:
•	We recognized net favorable reserve development of $21.7 million related to the 2005 windstorms and net unfavorable reserve development of $1.1 million related to the 2004 windstorms. We recognized the net favorable reserve development for the 2005 windstorms due to less than anticipated reported loss activity. The unfavorable reserve development recognized related to the 2004 windstorms was due to changes to our reinsurance recoverables as more losses were fully retained by us than originally estimated.

•	Net unfavorable reserve development of $7.7 million, excluding the 2004 and 2005 windstorms, was primarily related to higher than anticipated loss activity in our general property line of business for the 2004 and 2005 loss years.

     The loss and loss expense ratio for the three months ended September 30, 2008 was 166.0% compared to 66.2% for the three months ended September 30, 2007. Net favorable reserve development recognized in the three months ended September 30, 2008 decreased the loss and loss expense ratio by 57.6 percentage points. Thus, the loss and loss expense ratio for this period’s business was 223.6%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2007 decreased the loss and loss expense ratio by 29.2 percentage points. Thus, the loss and loss expense ratio for that period’s business was 95.4%. The increase in the loss and loss expense ratio for the current period’s business was due to net losses and loss expenses recognized of $49.3 million related to Hurricanes Ike and Gustav, as well as $19.2 million due to increased loss activity in our general property and energy lines of business for the 2008 loss year.
     Net paid losses for the three months ended September 30, 2008 and 2007 were $31.6 million and $32.5 million, respectively. The decrease in paid losses was due to lower net paid losses related to the 2004 and 2005 windstorms. During the three months ended September 30, 2008, approximately $4.5 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $11.4 million during the three months ended September 30, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, July 1	$358.1	$375.9
Incurred related to:
Current period non-catastrophe	46.6	42.2
Current period property catastrophe	49.3	—
Prior period non-catastrophe	(18.0)	7.7
Prior period property catastrophe	(6.7)	(20.6)

Total incurred	$71.2	$29.3
Paid related to:
Current period non-catastrophe	8.4	6.0
Current period property catastrophe	—	—
Prior period non-catastrophe	18.7	15.1
Prior period property catastrophe	4.5	11.4

Total paid	$31.6	$32.5
Foreign exchange revaluation	(7.5)	2.6

Net reserve for losses and loss expenses, September 30	390.2	375.3
Losses and loss expenses recoverable	346.9	416.9

Reserve for losses and loss expenses, September 30	$737.1	$792.2

     Acquisition costs.  Acquisition costs increased by $3.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase was primarily caused by less ceding commission income as a result of our lowering the cession percentage on our general property quota share treaty. The acquisition cost ratio increased to 5.7% for the three months ended September 30, 2008 from negative 1.8% for the same period in 2007. The factors that will determine the amount of acquisition costs going forward are the amount of brokerage fees and commissions incurred on policies we write less ceding commissions earned on reinsurance we purchase. We normally negotiate our reinsurance treaties on an annual basis, so the ceding commission rates and amounts ceded will vary from renewal period to renewal period.
     General and administrative expenses.  General and administrative expenses increased by $0.9 million, or 10.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in general and administrative expenses was attributable to increased salary and employee welfare costs, increased building-related costs, increased professional fees and higher costs associated with information technology. The increase in the general and administrative expense ratio from 19.0% for the three months ended September 30, 2007 to 21.5% for the same period in 2008 was the result of the factors discussed above, while net premiums earned declined.

Comparison of Nine Months Ended September 30, 2008 and 2007
     Premiums.  Gross premiums written decreased by $43.0 million, or 13.5%, for the nine months ended September 30, 2008 compared to the same period in 2007. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions), increased competition and inadequate pricing for new business. In addition, we reduced the amount of gross premiums written in our energy line of business by $25.5 million, or 35.8%, in response to deteriorating market conditions. We expect the trend of reducing our energy line of business to continue during the remainder of the year.
     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
General property	$229.5	$246.1	$(16.6)	(6.7)%
Energy	45.7	71.2	(25.5)	(35.8)
Other	0.3	1.2	(0.9)	(75.0)

	$275.5	$318.5	$(43.0)	(13.5)%

     Net premiums written decreased by $1.2 million, or 0.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Overall, we ceded 50.5% of gross premiums written for the nine months ended September 30, 2008 compared to 56.8% for the nine months ended September 30, 2007. The following were changes made to our reinsurance program during the nine months ended September 30, 2008:
•	Reduction in the cession percentage on our general property quota share reinsurance treaty from 55% to 40%.

•	Renewed our property catastrophe reinsurance treaty, which resulted in ceded written premiums of $26.1 million. The cost of the property catastrophe reinsurance treaty was higher than the expiring treaty by approximately $7.0 million. The increased cost of the property catastrophe reinsurance treaty is principally due to the new treaty expanding earthquake coverage in the United States and increased exposure due to changes in our general property quota share reinsurance treaty.

•	Our international property catastrophe treaty was cancelled and rewritten effective May 1, 2008. This treaty covers worldwide losses, excluding the United States and Canada. The total ceded premiums written for the international property catastrophe treaty was $2.0 million for the nine months ended September 30, 2008 compared to $1.6 million for the nine months ended September 30, 2007.

•	Purchased an excess-of-loss reinsurance treaty for our general property treaty with a limit of $15 million excess of $10 million or €10 million excess of €10 million. The total ceded premiums written for the excess-of-loss treaty was $3.4 million. There was no excess-of-loss treaty in place during the nine months ended September 30, 2007.
     Net premiums earned decreased $6.3 million, or 4.6%, primarily due the continued earning of lower net premiums that were written prior to the nine months ended September 30, 2008.
     Net losses and loss expenses.  Net losses and loss expenses increased by $78.3 million, or 111.4%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in net losses and loss expenses was primarily the result of higher than expected loss activity for the current period’s business partially offset by higher net favorable reserve development. Loss activity in the current period’s business included losses and loss expenses of $6.0 million for flooding in the U.S. Midwest, $30.0 million for the gas pipeline explosion in Australia, $42.2 million for Hurricane Ike and $7.1 million for Hurricane Gustav.
     Overall, our property segment recorded net favorable reserve development of $45.6 million during the nine months ended September 30, 2008 compared to net favorable reserve development of $37.3 million for the nine months ended September 30, 2007.
     The $45.6 million of net favorable reserve development during the nine months ended September 30, 2008 included the following:

•	Net favorable reserve development of $28.4 million, excluding the 2005 windstorms, was recognized primarily as a result of general property line of business actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2007 loss years.

•	We recognized net favorable reserve development of $16.4 million related to the 2005 windstorms and net favorable reserve development of $0.8 million related to the 2004 windstorms. We recognized net favorable reserve development for the 2004 and 2005 windstorms due to lower than anticipated loss activity over the past several quarters.
     The $37.3 million of net favorable reserve development during the nine months ended September 30, 2007 included the following:
•	We recognized net favorable reserve development of $30.4 million related to the 2005 windstorms and net favorable reserve development of $4.3 million related to the 2004 windstorms. We recognized the net favorable reserve development for the 2004 and 2005 windstorms due to less than anticipated reported loss activity.

•	Net favorable reserve development of $2.6 million, excluding the 2004 and 2005 windstorms, which consisted of $28.4 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $25.8 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.
     The loss and loss expense ratio for the nine months ended September 30, 2008 was 113.7% compared to 51.3% for the nine months ended September 30, 2007. Net favorable reserve development recognized in the nine months ended September 30, 2008 reduced the loss and loss expense ratio by 34.9 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 148.6%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2007 decreased the loss and loss expense ratio by 27.2 percentage points. Thus, the loss and loss expense ratio for that period’s business was 78.5%. The increase in the loss and loss expense ratio for the current period’s business was due to higher than expected reported loss activity in the current period as well as lower rates on new and renewal business. During the nine months ended September 30, 2008, we had exposure to a number of property losses, which included fires, tornadoes, hail storms and floods in various regions of the United States and in other parts of the world, the gas pipeline explosion in Australia, Hurricanes Ike and Gustav as well as increased loss activity in our general property and energy lines of business for the 2008 loss year.
     Net paid losses for the nine months ended September 30, 2008 and 2007 were $113.9 million and $122.9 million, respectively. The decrease in paid losses was due to lower net paid losses related to the 2004 and 2005 windstorms. During the nine months ended September 30, 2008, approximately $15.7 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $49.9 million during the nine months ended September 30, 2007.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months
	Ended September 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$360.6	$423.9
Incurred related to:
Current period non-catastrophe	108.9	107.6
Current period property catastrophe	85.3	—
Prior period non-catastrophe	(28.4)	(2.6)
Prior period property catastrophe	(17.2)	(34.7)

Total incurred	$148.6	$70.3
Paid related to:
Current period non-catastrophe	12.9	9.1
Current period property catastrophe	—	—
Prior period non-catastrophe	85.3	63.9
Prior period property catastrophe	15.7	49.9

Total paid	$113.9	$122.9
Foreign exchange revaluation	(5.1)	4.0

Net reserve for losses and loss expenses, September 30	390.2	375.3
Losses and loss expenses recoverable	346.9	416.9

Reserve for losses and loss expenses, September 30	$737.1	$792.2

     Acquisition costs.  Acquisition costs increased by $0.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily caused by less ceding commission income as a result of lowering the cession percentage on our general property quota share treaty. The acquisition cost ratio increased to 0.0% for the nine months ended September 30, 2008 from negative 0.3% for the same period in 2007.
     General and administrative expenses.  General and administrative expenses increased by $6.4 million, or 26.3%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in general and administrative expenses was attributable to increased salary and employee welfare costs including a one-time expense of $0.5 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations, increased building-related costs, increased professional fees and higher costs associated with information technology. The increase in the general and administrative expense ratio from 17.8% for the nine months ended September 30, 2007 to 23.5% for the same period in 2008 was the result of the factors discussed above, while net premiums earned declined.

Casualty Segment
     The following table summarizes the underwriting results and associated ratios for the casualty segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	($ in millions)
Revenues
Gross premiums written	$140.0	$122.2	$439.3	$435.5
Net premiums written	106.2	92.9	326.1	335.2
Net premiums earned	105.5	115.0	320.2	363.1
Expenses
Net losses and loss expenses	$46.8	$71.4	$161.7	$222.6
Acquisition costs	2.2	2.9	10.7	14.0
General and administrative expenses	19.9	17.9	67.8	49.9
Underwriting income	36.6	22.8	80.0	76.6
Ratios
Loss and loss expense ratio	44.4%	62.1%	50.5%	61.3%
Acquisition cost ratio	2.1	2.5	3.3	3.9
General and administrative expense ratio	18.8	15.6	21.2	13.7
Expense ratio	20.9	18.1	24.5	17.6
Combined ratio	65.3	80.2	75.0	78.9
Comparison of Three Months Ended September 30, 2008 and 2007
     Premiums.  Gross premiums written increased $17.8 million, or 14.6%, for the three months ended September 30, 2008 compared to the same period in 2007. This increase was primarily due to increased gross premiums written by our U.S. offices, which had increased gross premiums written of $12.4 million, or 32.1%. Despite the continued growth of our U.S. platform, we still experienced the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions), increased competition and inadequate pricing for new business. We also reduced the amount of gross premiums written for certain energy classes of business by $1.6 million in response to deteriorating market conditions.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2008 and 2007.

	Three Months
	Ended September 30,		Dollar	Percentage
	2008	2007	Change	Change
		($ in millions)
Professional liability	$64.6	$53.3	$11.3	21.2%
General casualty	49.9	48.0	1.9	4.0
Healthcare	17.4	14.5	2.9	20.0
Other	8.1	6.4	1.7	26.6

	$140.0	$122.2	$17.8	14.6%

     Net premiums written increased $13.3 million, or 14.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in net premiums written was due to the increase in gross premiums written. We ceded 24.2% of gross premiums written for the three months ended September 30, 2008 compared to 24.0% for the three months ended September 30, 2007. Net premiums earned decreased $9.5 million, or 8.3%, due to the continued earning of lower net premiums that were written prior to the three months ended September 30, 2008.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $24.6 million, or 34.5%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development. Overall, our casualty segment recorded net favorable reserve development of $32.8 million during the three months ended September 30, 2008 compared to net favorable reserve development of $12.4 million for the three months ended September 30, 2007.

     Net favorable reserve development of $32.8 million recognized during the three months ended September 30, 2008 was primarily as a result of general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years. During the three months ended September 30, 2008, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method than in the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain lines of business and loss years within our casualty segment is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses.
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
     The loss and loss expense ratio for the three months ended September 30, 2008 was 44.4%, compared to 62.1% for the three months ended September 30, 2007. The net favorable reserve development recognized during the three months ended September 30, 2008 decreased the loss and loss expense ratio by 31.1 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 75.5%. Comparatively, the net favorable reserve development recognized during the three months ended September 30, 2007 decreased the loss and loss expense ratio by 10.8 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 72.9%. The increase in the loss and loss expense ratio for the current period’s business was due to lower rates on new and renewal policies.
     We continue to review the impact of the subprime and credit related downturn on professional liability insurance policies we write. We have high attachment points for our professional liability policies, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability policies with potential subprime and credit related exposure is approximately $144 million with an average limit of $14 million (gross of reinsurance). Our direct insurance polices with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     Net paid losses were $56.6 million for the three months ended September 30, 2008 compared to $21.7 million for the three months ended September 30, 2007.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months
	Ended September 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,959.6	$1,782.2
Incurred related to:
Current period non-catastrophe	79.6	83.8
Current period catastrophe	—	—
Prior period non-catastrophe	(32.8)	(12.4)
Prior period catastrophe	—	—

Total incurred	$46.8	$71.4
Paid related to:
Current period non-catastrophe	0.9	—
Current period catastrophe	—	—
Prior period non-catastrophe	55.7	21.7
Prior period catastrophe	—	—

Total paid	$56.6	$21.7
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	1,949.8	1,831.9
Losses and loss expenses recoverable	425.4	235.9

Reserve for losses and loss expenses, September 30	$2,375.2	$2,067.8

     Acquisition costs.  Acquisition costs decreased $0.7 million, or 24.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was primarily related to an increase in ceding commission income partially offset by increased premium taxes and broker commissions. The decrease in the acquisition cost ratio from 2.5% for the three months ended September 30, 2007 to 2.1% for the three months ended September 30, 2008 was due to the factors discussed above.
     General and administrative expenses.  General and administrative expenses increased $2.0 million, or 11.2%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs, primarily due to the continue build out of our U.S. operations, increased building-related costs, increased professional fees and higher costs associated with information technology. The 3.2 percentage point increase in the general and administrative expense ratio from 15.6% for the three months ended September 30, 2007 to 18.8% for the same period in 2008 was primarily a result of the factors discussed above, while net premiums earned declined.
Comparison of Nine Months Ended September 30, 2008 and 2007
     Premiums.  Gross premiums written increased $3.8 million, or 0.9%, for the nine months ended September 30, 2008 compared to the same period in 2007. This increase was primarily due to increased gross premiums written by our U.S. offices, which had increased gross premiums written of $27.7 million, or 30.1%. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions), increased competition and inadequate pricing for new business. This was most noticeable for our Bermuda operations where gross premiums written decreased $23.3 million, or 9.0%. We also reduced the amount of gross premiums written for certain energy classes of business by $8.2 million in response to deteriorating market conditions.

     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Professional liability	$205.1	$198.6	$6.5	3.3%
General casualty	157.8	182.2	(24.4)	(13.4)
Healthcare	57.4	44.8	12.6	28.1
Other	19.0	9.9	9.1	91.9

	$439.3	$435.5	$3.8	0.9%

     Net premiums written decreased $9.1 million, or 2.7%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We ceded 25.8% of gross premiums written for the nine months ended September 30, 2008 compared to 23.0% for the nine months ended September 30, 2007. The percentage of premiums ceded were higher for each of our lines of business during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Net premiums earned decreased $42.9 million, or 11.8%, due to the continued earning of lower net premiums that were written prior to the nine months ended September 30, 2008.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $60.9 million, or 27.4%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development. Overall, our casualty segment recorded net favorable reserve development of $80.0 million during the nine months ended September 30, 2008 compared to net favorable reserve development of $42.2 million for the nine months ended September 30, 2007.
     The net favorable reserve development of $80.0 million for the nine months ended September 30, 2008 included the following:
•	Favorable reserve development of $87.1 million related to low loss emergence primarily in our general casualty and healthcare lines of business for the 2002 through 2004 loss years and our professional liability line of business for the 2003 and 2004 loss years.

•	Unfavorable reserve development of $7.1 million due to higher than anticipated loss emergence in our professional liability line of business for the 2002 loss year and our general casualty line of business for the 2006 and 2007 loss years.
     The net favorable reserve development of $42.2 million for the nine months ended September 30, 2007 included the following:
•	Favorable reserve development of $126.5 million related to low loss emergence primarily in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and general casualty line of business for the 2004 loss year.

•	Unfavorable reserve development of $84.3 million due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and in our professional liability line for the 2002 loss year.
     The loss and loss expense ratio for the nine months ended September 30, 2008 was 50.5%, compared to 61.3% for the nine months ended September 30, 2007. The net favorable reserve development recognized during the nine months ended September 30, 2008 decreased the loss and loss expense ratio by 25.0 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 75.5%. Comparatively, the net favorable reserve development recognized during the nine months ended September 30, 2007 decreased the loss and loss expense ratio by 11.6 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 72.9%. The increase in the loss and loss expense ratio for the current period’s business was due to lower rates on new and renewal policies.

     Net paid losses were $90.1 million for the nine months ended September 30, 2008 compared to $81.9 million for the nine months ended September 30, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months
	Ended September 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,878.2	$1,691.2
Incurred related to:
Current period non-catastrophe	241.7	264.8
Current period catastrophe	—	—
Prior period non-catastrophe	(80.0)	(42.2)
Prior period catastrophe	—	—

Total incurred	$161.7	$222.6
Paid related to:
Current period non-catastrophe	0.9	—
Current period catastrophe	—	—
Prior period non-catastrophe	89.2	81.9
Prior period catastrophe	—	—

Total paid	$90.1	$81.9
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	1,949.8	1,831.9
Losses and loss expenses recoverable	425.4	235.9

Reserve for losses and loss expenses, September 30	$2,375.2	$2,067.8

     Acquisition costs.  Acquisition costs decreased $3.3 million, or 23.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was primarily related to an increase in ceding commission income with the increase in reinsurance we purchased. The decrease in the acquisition cost ratio from 3.9% for the nine months ended September 30, 2007 to 3.3% for the nine months ended September 30, 2008 was due to the increase in ceding commission received partially offset by increased premium taxes and broker commissions.
     General and administrative expenses.  General and administrative expenses increased $17.9 million, or 35.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs including a one-time expense of $2.3 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations, increased building-related costs, increased professional fees and higher costs associated with information technology. The 7.5 percentage point increase in the general and administrative expense ratio from 13.7% for the nine months ended September 30, 2007 to 21.2% for the same period in 2008 was primarily a result of the factors discussed above, while net premiums earned declined.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	($ in millions)
Revenues
Gross premiums written	$93.5	$93.8	$419.9	$491.2
Net premiums written	92.3	94.0	418.3	491.1
Net premiums earned	123.6	124.4	363.0	373.2
Expenses
Net losses and loss expenses	$58.0	$72.6	$187.3	$222.5
Acquisition costs	24.0	27.1	71.0	76.6
General and administrative expenses	11.7	9.7	31.9	29.5
Underwriting income	29.9	15.0	72.8	44.6
Ratios
Loss and loss expense ratio	46.9%	58.4%	51.6%	59.6%
Acquisition cost ratio	19.4	21.8	19.6	20.5
General and administrative expense ratio	9.5	7.8	8.8	7.9
Expense ratio	28.9	29.6	28.4	28.4
Combined ratio	75.8	88.0	80.0	88.0
Comparison of Three Months Ended September 30, 2008 and 2007
     Premiums.  Gross premiums written decreased $0.3 million, or 0.3%, for the three months ended September 30, 2008 compared to the same period in 2007. The decrease in gross premiums written was primarily the result of the non-renewal of business, particularly in the professional liability reinsurance line of business, that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions), increased competition and inadequate pricing for new business. This was partially offset by higher adjustments on estimated premiums of $1.7 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and $2.7 million in reinstatement premiums related to Hurricane Ike. We recognized net upward adjustments of $2.8 million during the three months ended September 30, 2008 compared to net upward adjustments of $1.1 million during the three months ended September 30, 2007.
     During the three months ended September 30, 2008, our Bermuda and U.S. reinsurance operations wrote gross premiums written of $51.8 million and $41.7 million, respectively. The gross premiums written by our U.S. reinsurance operations, which commenced business in April 2008, included the renewal of certain treaties previously written in Bermuda of $17.6 million as well as new business, particularly in the general casualty line of business.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
General casualty reinsurance	$33.5	$16.0	$17.5	109.4%
Property reinsurance	22.5	18.9	3.6	19.0
Professional liability reinsurance	21.6	45.3	(23.7)	(52.3)
Facultative reinsurance	9.7	9.8	(0.1)	(1.0)
International reinsurance	5.0	3.5	1.5	42.9
Other	1.2	0.3	0.9	300.0

	$93.5	$93.8	$(0.3)	(0.3)%

     Net premiums written decreased by $1.7 million, or 1.8%, which is consistent with the decrease in gross premiums written. Net premiums earned decreased $0.8 million, or 0.6%, primarily as a result of lower net premiums written. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $14.6 million, or 20.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, partially offset by losses and loss expenses of $19.8 million and $2.5 million related to Hurricanes Ike and Gustav, respectively. We were not impacted by any significant catastrophes during the three months ended September 30, 2007. Overall, our reinsurance segment recorded net favorable reserve development of $39.4 million during the three months ended September 30, 2008 compared to net favorable reserve development of $3.2 million for the three months ended September 30, 2007.
     The net favorable reserve development of $39.4 million for the three months ended September 30, 2008 included the following:
•	Net favorable reserve development of $14.7 million for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years. During the three months ended September 30, 2008, we began to adjust our weighting on actuarial methods utilized for the professional liability reinsurance, general casualty reinsurance and facultative reinsurance lines of business and loss years from using the expected loss ratio method to a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $24.7 million for our property reinsurance and international reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years. The net favorable reserve development for the property reinsurance and international reinsurance lines of business included $6.5 million of unfavorable reserve development related to the 2004 and 2005 windstorms due to recent loss activity.
     The net favorable reserve development of $3.2 million during the three months ended September 30, 2007 was related to the 2004 and 2005 windstorms. We recognized favorable reserve development of $2.4 million related to the 2004 windstorms and favorable reserve development of $0.8 million related to the 2005 windstorms.
     The loss and loss expense ratio for the three months ended September 30, 2008 was 46.9%, compared to 58.4% for the three months ended September 30, 2007. Net favorable reserve development recognized during the three months ended September 30, 2008 reduced the loss and loss expense ratio by 31.9 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 78.8%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2007 reduced the loss and loss expense ratio by 2.6 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 61.0%. Included in the current period’s business were net incurred losses and loss expenses of $22.3 million related to Hurricanes Ike and Gustav.
     We continue to review the impact of the subprime and credit related downturn on professional liability reinsurance contracts we write. We have high attachment points for our professional liability contracts, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability reinsurance contracts with potential subprime and credit related exposure is approximately $101 million with an average limit of $1.7 million. At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.
     Net paid losses were $44.4 million for the three months ended September 30, 2008 compared to $28.6 million for the three months ended September 30, 2007. The increase in paid losses was due to higher net paid losses related to the 2004 and 2005 windstorms and higher paid losses in our professional liability reinsurance line of business. During the three months ended September 30, 2008, approximately $7.1 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $4.1 million during the three months ended September 30, 2007.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,067.9	$906.4
Incurred related to:
Current period non-catastrophe	75.1	75.8
Current period property catastrophe	22.3	—
Prior period non-catastrophe	(45.9)	—
Prior period property catastrophe	6.5	(3.2)

Total incurred	$58.0	$72.6
Paid related to:
Current period non-catastrophe	2.2	1.7
Current period property catastrophe	—	—
Prior period non-catastrophe	35.1	22.8
Prior period property catastrophe	7.1	4.1

Total paid	$44.4	$28.6
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	1,081.5	950.4
Losses and loss expenses recoverable	4.9	21.6

Reserve for losses and loss expenses, September 30	$1,086.4	$972.0

     Acquisition costs.  Acquisition costs decreased by $3.1 million, or 11.4%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio decreased to 19.4% for the three months ended September 30, 2008 compared to 21.8% for the three months ended September 30, 2007 primarily due to lower estimated acquisition costs for certain international reinsurance treaties.
     General and administrative expenses.  General and administrative expenses increased $2.0 million, or 20.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs, increased building-related costs, increased professional fees and higher costs associated with information technology. The 1.7 percentage point increase in the general and administrative expense ratio from 7.8% for the three months ended September 30, 2007 to 9.5% for the three months ended September 30, 2008 was primarily a result of the factors discussed above, while net premiums earned declined.
Comparison of Nine Months Ended September 30, 2008 and 2007
     Premiums.  Gross premiums written decreased $71.3 million, or 14.5%, for the nine months ended September 30, 2008 compared to the same period in 2007. The decrease in gross premiums written was primarily due to non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions), increased competition and inadequate pricing for new business, net downward adjustments on estimated premiums and some cedents purchasing less reinsurance. Adjustments on estimated premiums were lower by approximately $16.3 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We recognized net downward adjustments of $5.2 million during the nine months ended September 30, 2008 compared to net upward adjustments of $11.1 million during the nine months ended September 30, 2007. The impact of some cedents purchasing less reinsurance resulted in lower gross premiums written of approximately $12.0 million.
     During the nine months ended September 30, 2008, our Bermuda and U.S. reinsurance operations wrote gross premiums written of $334.5 million and $85.4 million, respectively. The gross premiums written by our U.S. reinsurance operations, which commenced business in April 2008, included the renewal of certain treaties previously written in Bermuda of $52.5 million.
     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Professional liability reinsurance	$129.7	$192.0	$(62.3)	(32.4)%
General casualty reinsurance	104.7	112.8	(8.1)	(7.2)
Property reinsurance	77.6	82.5	(4.9)	(5.9)
International reinsurance	76.1	69.7	6.4	9.2
Facultative reinsurance	20.6	26.1	(5.5)	(21.1)
Other	11.2	8.1	3.1	38.3

	$419.9	$491.2	$(71.3)	(14.5)%

     Net premiums written decreased by $72.8 million, or 14.8%, which was consistent with the decrease in gross premiums written. Net premiums earned decreased $10.2 million, or 2.7%, as a result of lower net premiums written.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $35.2 million, or 15.8%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, partially offset by loss and loss expenses incurred of $22.3 million related to Hurricanes Ike and Gustav and $5.0 million related to the flooding in the U.S. Midwest. Overall, our reinsurance segment recorded net favorable reserve development of $64.2 million during the nine months ended September 30, 2008 compared to net favorable reserve development of $7.7 million for the nine months ended September 30, 2007.
     The net favorable reserve development of $64.2 million for the nine months ended September 30, 2008 included the following:
•	Net favorable reserve development of $14.7 million for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years.

•	Net favorable reserve development of $33.3 million, excluding the 2004 and 2005 windstorms, for our property reinsurance and international reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years.

•	We recognized net favorable development of $17.0 million related to the 2005 windstorms and net unfavorable reserve development of $0.8 million related to the 2004 windstorms. We recognized net favorable reserve development for the 2005 windstorms due to lower than anticipated loss activity over the past several months.
     The net favorable reserve development of $7.7 million for the nine months ended September 30, 2007 was comprised of the following:
•	Net favorable reserve development of $4.4 million related to the 2004 and 2005 windstorms. We recognized favorable reserve development of $4.7 million related to the 2005 windstorms and unfavorable reserve development of $0.3 million related to the 2004 windstorms.

•	Net favorable reserve development of $1.6 million related to low loss emergence in our property reinsurance lines of business for the 2004 and 2005 loss years.

•	Net favorable reserve development of $1.7 million related to low loss emergence in our accident and health reinsurance line of business for the 2004 and 2005 loss years.

     The loss and loss expense ratio for the nine months ended September 30, 2008 was 51.6% compared to 59.6% for the nine months ended September 30, 2007. Net favorable reserve development recognized during the nine months ended September 30, 2008 reduced the loss and loss expense ratio by 17.7 percentage points. Thus, the loss and loss expense ratio related to the current period’s business was 69.3%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2007 reduced the loss and loss expense ratio by 2.0 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 61.6%. The increase in the loss and loss expense ratio for the current period’s business was due to lower rates on new and renewal contracts, and higher than expected reported loss activity including net losses and loss expenses recognized of $5.0 million for the floods in the U.S. Midwest and $22.3 million for Hurricanes Ike and Gustav.
     Net paid losses were $104.0 million for the nine months ended September 30, 2008 compared to $104.9 million for the nine months ended September 30, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$998.2	$832.8
Incurred related to:
Current period non-catastrophe	224.2	230.2
Current period property catastrophe	27.3	—
Prior period non-catastrophe	(48.0)	(3.3)
Prior period property catastrophe	(16.2)	(4.4)

Total incurred	$187.3	$222.5
Paid related to:
Current period non-catastrophe	8.0	1.8
Current period property catastrophe	—	—
Prior period non-catastrophe	73.8	78.6
Prior period property catastrophe	22.2	24.5

Total paid	$104.0	$104.9
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, September 30	1,081.5	950.4
Losses and loss expenses recoverable	4.9	21.6

Reserve for losses and loss expenses, September 30	$1,086.4	$972.0

     Acquisition costs.  Acquisition costs decreased by $5.6 million, or 7.3%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio of 19.6% for the nine-month period ended September 30, 2008 was in line with the 20.5% acquisition cost ratio for the nine-month period ended September 30, 2007.
     General and administrative expenses.  General and administrative expenses increased $2.4 million, or 8.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily the result of a one-time expense of $1.2 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations and increased building-related costs, increased professional fees and higher costs associated with information technology partially offset by lower salary and related costs. The 0.9 percentage point increase in the general and administrative expense ratio from 7.9% for the nine months ended September 30, 2007 to 8.8% for the nine months ended September 30, 2008 was primarily a result of the factors discussed above, while net premiums earned decreased.

Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses as of September 30, 2008 and December 31, 2007 were comprised of the following:

	Property		Casualty		Reinsurance		Total
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	($ in millions)
Case reserves	$462.1	$480.0	$296.6	$270.7	$248.1	$212.7	$1,006.9	$963.4
IBNR	275.0	280.7	2,078.6	1,872.0	838.3	803.7	3,191.9	2,956.4

Reserve for losses and loss expenses	737.1	760.7	2,375.2	2,142.7	1,086.4	1,016.4	4,198.8	3,919.8
Reinsurance recoverables	(346.9)	(400.1)	(425.4)	(264.5)	(4.9)	(18.2)	(777.3)	(682.8)

Net reserve for losses and loss expenses	$390.2	$360.6	$1,949.8	$1,878.2	$1,081.5	$998.2	$3,421.5	$3,237.0

     Included in the increase in reserves for losses and loss expenses for the casualty segment from December 31, 2007 to September 30, 2008 was the reserves for losses and loss expenses assumed in connection with the acquisition of Finial Insurance Company, now known as Allied World Reinsurance Company. As a part of the acquisition, we assumed case reserves of $56.4 million and IBNR of $48.5 million. The case reserves and IBNR assumed were 100% ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc., resulting in an increase of $104.9 million in reinsurance recoverables. Please refer to Note 4 of the notes to the unaudited condensed consolidated financial statements for additional information regarding the acquisition of Finial Insurance Company. As of September 30, 2008, the case reserves and IBNR assumed from Finial Insurance Company were $49.6 million and $44.2 million, respectively.
     We participate in certain lines of business where claims may not be reported for many years. Accordingly, management does not solely rely upon reported claims on these lines for estimating ultimate liabilities, but also uses statistical and actuarial methods to estimate expected ultimate losses and loss expenses. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on various factors including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. Ultimate losses and loss expenses may differ from our reserves, possibly by material amounts.
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2008:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$737.1	$605.6	$998.4
Casualty	2,375.2	1,734.9	2,670.9
Reinsurance	1,086.4	764.2	1,337.6

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
Property	$390.2	$327.7	$543.4
Casualty	1,949.8	1,396.7	2,201.9
Reinsurance	1,081.5	760.0	1,332.8

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

     Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves.
     Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have historically carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. These long-tail lines of business include our entire casualty segment, as well as the general casualty, professional liability, facultative casualty and the international casualty components of our reinsurance segment. We believe that relying on the more conservative actuarial indications is prudent for these lines of business. For a discussion of loss and loss expense reserve estimate, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies–Reserve for Losses and Loss Expenses” in our Annual Report on Form 10-K filed with the SEC on February 29, 2008.
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of September 30, 2008 and December 31, 2007:

	Reinsurance Recoverable
	As of	As of
	Sep. 30,	Dec. 31,
	2008	2007
	($ in millions)
Ceded case reserves	$309.7	$289.2
Ceded IBNR reserves	467.6	393.6

Reinsurance recoverable	$777.3	$682.8

     Included in the increase in ceded case reserves and ceded IBNR from December 31, 2007 to September 30, 2008 was the reinsurance recoverable recorded for the reserves assumed as a part of the acquisition of Finial Insurance Company. As a part of the acquisition, we assumed case reserves of $56.4 million and IBNR of $48.5 million. The case reserves and IBNR assumed were 100% ceded to National Indemnity Company, resulting in additional reinsurance recoverables of $104.9 million. Please refer to Note 4 of the notes to the unaudited condensed consolidated financial statements for additional information regarding the acquisition of Finial Insurance Company. As of September 30, 2008, the reinsurance recoverables from National Indemnity Company were $93.8 million. We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-”. Approximately 98% of ceded case reserves as of September 30, 2008 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher. Included in these amounts were $8.4 million of recoverables on ceded case reserves from affiliates of American International Group, Inc.
Liquidity and Capital Resources
General
     As of September 30, 2008, our shareholders’ equity was $2.3 billion, a 1.5% increase compared to $2.2 billion as of December 31, 2007. The increase was primarily the result of net income for the nine-month period ended September 30, 2008 of $163.8 million partially offset by unrealized losses of $129.7 million during the nine months ended September 30, 2008. On January 1, 2008, we adopted FAS 159 and elected the fair value option for our hedge fund investments. Upon adoption of FAS 159, we reclassified the net unrealized gain related to the hedge funds of $26.3 million from accumulated other comprehensive income and recorded a cumulative-effect adjustment in retained earnings. Any subsequent change in the fair value of our hedge fund investments will be recognized in the consolidated statements of operations and comprehensive income and included in “net realized investment gains (losses)”. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements regarding our adoption of FAS 159.

     Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal, interest and/or dividend payments on its senior notes and common shares.
Restrictions and Specific Requirements
     The jurisdictions in which our insurance and reinsurance subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.
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
     At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of September 30, 2008, total trust account deposits were $698.3 million compared to $802.7 million as of December 31, 2007. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.55 billion in letters of credit under two letter of credit facilities, one with Citibank Europe plc and one with a syndication of lenders described below. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of September 30, 2008 and December 31, 2007, there were outstanding letters of credit totaling $908.0 million and $922.2 million, respectively, under the two facilities. Collateral committed to support the letter of credit facilities was $1,091.0 million as of September 30, 2008, compared to $1,170.7 million as of December 31, 2007.
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, we terminated the Letter of Credit Facility with Barclays Bank PLC and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. We were in compliance with all covenants under the Facility as of September 30, 2008.

     There are a total of 13 lenders who make up the Facility syndication and have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million. One of the lenders in the Facility with a $20.0 million commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We do not expect this lender to be able to meet its commitment under the Facility.
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
     We participate in a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $48.6 million and $144.6 million in securities on loan as of September 30, 2008 and December 31, 2007, respectively, with collateral held against such loaned securities amounting to $48.8 million and $147.2 million, respectively.
     We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities or by our securities lending program will have a material impact on our ability to carry out our normal business activities, including interest and dividend payments, respectively, on our senior notes and common shares.
     Despite the recent turmoil in the financial and credit markets, we believe our company’s capital position continues to remain well within the range needed for our business requirements and we have sufficient liquidity to fund our ongoing operations.
Sources and Uses of Funds
     Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities that may include the issuance of common shares, senior notes and other debt or equity issuances, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, purchase reinsurance, pay general and administrative expenses and taxes, and pay dividends and interest, with the remainder made available to our investment portfolio managers for investment in accordance with our investment policy.
     On December 31, 2007, we filed a shelf-registration statement on Form S-3 (No. 333-148409) with the SEC in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. The proceeds from any issuance may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. To the extent additional capital is necessary, the current conditions in the financial markets may prevent us from raising capital or from raising capital at reasonable prices.
     Cash flows from operations for the nine months ended September 30, 2008 were $509.9 million compared to $618.8 million for the nine months ended September 30, 2007. The decrease in cash flows from operations was primarily due to lower net premiums written.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows provided by investing activities of $154.6 million for the nine months ended September 30, 2008 compared to cash flows used in investing activities of $1,120.6 million for the nine months ended September 30, 2007. The increase in investing cash flows was due to higher proceeds on the sale of fixed maturity securities caused by selling securities to fund the payment of our acquisition of Darwin. The transaction to acquire Darwin was completed in October 2008 and the total amount paid was $550.1 million, excluding direct costs of the acquisition. Also included in the cash flows used in investing activities was the net cash paid for Finial Insurance Company of $44.1 million. Please refer to Note 4 of our unaudited condensed consolidated financial statements regarding our acquisition of Finial Insurance Company.
     Cash flows used in financing activities consist primarily of the payment of dividends and any capital raising activities, which would include the issuance of common shares or debt. During the nine months ended September 30, 2008 we paid dividends of $26.4 million compared to $27.2 million during the nine months ended September 30, 2007.
     On November 6, 2008, our board of directors declared a quarterly dividend of $0.18 per share, or approximately $8.8 million in aggregate, payable on December 11, 2008 to the shareholders of record as of November 25, 2008. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business. Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2008 and December 31, 2007, including a global high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities. As of September 30, 2008, net accumulated unrealized losses, net of income taxes, were $19.8 million and as of December 31, 2007, net accumulated unrealized gains, net of income taxes, were $136.2 million. The change in unrealized gains or losses during 2008 reflected movements in interest rates and credit spread widening partially offset by the recognition of approximately $112.3 million of realized losses on securities that were considered to be impaired on an other-than-temporary basis. The maturity distribution of our fixed income portfolio (on a market value basis) as of September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007
	($ in millions)
Due in one year or less	$310.7	$474.1
Due after one year through five years.	1,474.4	1,982.1
Due after five years through ten years	1,087.9	869.0
Due after ten years	383.6	99.5
Mortgage-backed	2,069.1	2,117.5
Asset-backed	107.6	164.9

Total	$5,433.3	$5,707.1

     We have investments in various hedge funds, the market value of which was $167.7 million as of September 30, 2008. Each of the hedge funds has redemption notice requirements. For those hedge funds that are in the form of limited partnerships, liquidity is allowed after the term of the partnership and could be extended at the option of the general partner. As of September 30, 2008, we had two hedge funds that were in the form of limited partnerships, which allow for liquidity in 2010 unless extended by the general partners. Our other hedge funds typically allow liquidity an average of three months after we give notice of redemption. During September 2008, we submitted redemption requests for our investments in the Goldman Sachs Multi-Strategy VI, Ltd fund (the “Portfolio VI Fund”) and AIG Select Hedge Ltd. fund (the “AIG Select Fund”). We are the sole investors in the Portfolio VI Fund and the market value of this fund was $65.5 million as of September 30, 2008. The market value of the AIG Select Fund was $62.6 million as of September 30, 2008. Given current market conditions, we may not realize the full value of these investments at final redemption.
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
     The following were our financial strength ratings as of November 3, 2008:

A.M. Best	A/stable
Moody’s*	A2/negative
Standard & Poor’s**	A-/stable

*	Moody’s financial strength ratings are for the company’s Bermuda and U.S. insurance and reinsurance subsidiaries, other than those U.S. subsidiaries the company acquired from Darwin.

**	The U.S. subsidiaries the company acquired from Darwin are not rated by Standard & Poor’s.
     The following were our senior unsecured debt ratings as of November 3, 2008:

A.M. Best	bbb/stable
Moody’s	Baa1/negative
Standard & Poor’s	BBB/stable
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
     We were in compliance with all covenants related to our senior notes as of September 30, 2008.
Off-Balance Sheet Arrangements
     As of September 30, 2008, we did not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.
     The fixed income securities in our investment portfolio are subject to interest rate risk. Any change in interest rates has a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. The change in market value is determined by calculating hypothetical September 30, 2008 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$6,642.7	$6,432.2	$6,328.3	$6,225.2	$6,123.0	$6,021.7	$5,821.7
Market value change from base	417.5	207.0	103.1	0	(102.2)	(203.5)	(403.5)
Change in unrealized appreciation/(depreciation)	6.7%	3.3%	1.7%	0.0%	(1.6)%	(3.3)%	(6.5)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of

September 30, 2008, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. As of September 30, 2008, we held $910.7 million, or 14.1%, of our aggregate invested assets in corporate bonds that were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA-.
     As of September 30, 2008, we held $2,069.1 million, or 32.0%, of our aggregate invested assets in mortgage-backed securities, which included agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 19.8%, 4.2% and 8.0%, respectively, of our aggregate invested assets. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time. In addition, nearly all of our investments in mortgage-backed securities were rated “Aaa” by Moody’s and “AAA” by Standard & Poor’s as of September 30, 2008. As of September 30, 2008, our mortgage-backed securities that have exposure to subprime mortgages was limited to $2.3 million, or 0.04%, of our fixed maturity investments.
     As of September 30, 2008, we held investments in four hedge funds with a market value of $167.7 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds.
     Given the current turmoil in the financial markets, we believe that there is potential for significant write-downs of our, and other insurers’, invested assets in future periods if the current economic environment were to persist for an extended period of time.
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
     As of September 30, 2008 and December 31, 2007, 2.3% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the nine months ended September 30, 2008 and 2007, approximately 16% and 14% was written in currencies other than the U.S. dollar, respectively. Of our business written in the year ended December 31, 2007, approximately 14% was written in currencies other than the U.S. dollar. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days.
     Our foreign exchange gain for the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007 are set forth in the chart below.

	Nine Months		Year
	Ended		Ended
	September 30,		December 31
	2008	2007	2007
	($ in millions)
Realized exchange (loss) gain	$(1.9)	$0.6	$1.6
Unrealized exchange gain (loss)	4.6	(0.2)	(0.8)

Foreign exchange gain	$2.7	$0.4	$0.8

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in

Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2007 Annual Report on Form 10-K filed with the SEC, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
     On October 20, 2008, we completed the acquisition of Darwin, and Darwin is now an indirect wholly-owned subsidiary of ours. As with any acquisition, there are risks for the combined entity going forward, including those risks set forth in the risk factor below.
The anticipated benefits of the Darwin acquisition may not be realized fully or at all or may take longer to realize than expected.
     The acquisition involves the integration of two companies that have previously operated independently. The two companies have and will continue to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect our business, results of operations, financial condition and share price. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether Darwin’s and our businesses are integrated in an efficient and effective manner, and general competitive factors in the marketplace. We may experience unanticipated difficulties or expenses in connection with integrating these businesses, including:
•	retaining existing employees, clients, brokers, agents and program administrators of Darwin,

•	retaining and integrating management and other key employees of Darwin and

•	potential charges to earnings resulting from the application of purchase accounting to the transaction.

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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description
10.1(1)	Form of Indemnification Agreement.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 7, 2006. Other than with respect to matters such as his name and address, the indemnification agreement for Mr. Patrick de Saint-Aignan is identical to the form filed as Exhibit 10.1.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: November 7, 2008	By: Name:	/s/ Scott A. Carmilani Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: November 7, 2008	By: Name:	/s/ Joan H. Dillard Joan H. Dillard
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1(1)	Form of Indemnification Agreement.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 7, 2006. Other than with respect to matters such as his name and address, the indemnification agreement for Mr. Patrick de Saint-Aignan is identical to the form filed as Exhibit 10.1.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.