Form 10-K
period 2008-12-31
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2009-02-27
CIK 1163348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.94 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 23, 2009, 49,169,113 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 7, 2009 is incorporated in Part III of this Form 10-K.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

PART I

References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only. References to our “insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-K to $ are to the lawful currency of the United States.

Item 1.	Business.

General Overview

We are a Bermuda-based specialty insurance and reinsurance company that underwrites a diversified portfolio of property and casualty insurance and reinsurance lines of business. We write direct property and casualty insurance as well as reinsurance through our operations in Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For the year ended December 31, 2008, direct property insurance, direct casualty insurance and reinsurance accounted for approximately 22.7%, 47.6% and 29.7%, respectively, of our total gross premiums written of $1,445.6 million.

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

On October 20, 2008, we acquired Darwin Professional Underwriters, Inc. (“Darwin”) at a price of $32.00 per share, or $550.1 million in the aggregate. Darwin is a holding company headquartered in Farmington, Connecticut, with subsidiaries that write executive and professional liability coverages throughout the United States, with an emphasis on coverages for the healthcare industry.

As of December 31, 2008, we had $9,072.1 million of total assets and $2,416.9 million of shareholders’ equity. Our principal insurance subsidiary, Allied World Assurance Company, Ltd, and our other insurance and reinsurance subsidiaries currently have “A” (Excellent; 3rd of 16 categories) financial strength ratings from A.M. Best. Allied World Assurance Company, Ltd and our other insurance and reinsurance subsidiaries (other than those U.S. insurance subsidiaries we acquired from Darwin, which are not rated by Standard & Poor’s) currently have A− financial strength ratings from Standard & Poor’s (Strong; 7th of 21 rating categories). Allied World Assurance Company, Ltd and our other U.S. insurance and reinsurance subsidiaries (other than those U.S. insurance subsidiaries we acquired from Darwin, which are not rated by Moody’s Investors Service, Inc.) currently have A2 financial strength ratings from Moody’s Investors Service, Inc. (Good; 6th of 21 rating categories). Please see “— Our Financial Strength Ratings” for further information.

Our Operations

We operate in three geographic markets: Bermuda, Europe and the United States.

Our Bermuda insurance operations focus primarily on underwriting risks for U.S.-domiciled Fortune 1000 clients and other large clients with complex insurance needs. Our Bermuda reinsurance operations focus on underwriting treaty and facultative risk, targeting larger cedents for property and workers compensation catastrophe risks in the United States and both large and smaller cedents for classes of property and casualty risks internationally. Our Bermuda insurance and reinsurance operations accounted for $793.7 million, or 54.9%, of our total gross premiums written in 2008.

Our European operations focus predominantly on property and casualty insurance for large European and international accounts. We began operations in Europe in September 2002 when we incorporated a subsidiary insurance company in Ireland. During 2008, we opened an office in Zug, Switzerland from which we offer treaty and facultative reinsurance. Our European insurance operations accounted for $224.2 million, or 15.5%, of our total gross premiums in 2008.

Our U.S. operations focus on the middle-market and non-Fortune 1000 companies. We operate in the excess and surplus lines and admitted segments of the U.S. market. The excess and surplus lines segment is a segment of the insurance market that allows consumers to buy property and casualty insurance through non-admitted carriers. Risks placed in the excess and surplus lines segment are often insurance programs that cannot be filled in the conventional insurance markets due to a shortage of state-regulated insurance capacity. This market operates with considerable freedom regarding insurance rate and form regulations, enabling us to utilize our underwriting expertise to develop customized insurance solutions for our middle-market clients. By having offices in the United States, we believe we are better able to target producers and clients that would typically not access the Bermuda insurance market due to their smaller size or particular insurance or reinsurance needs. As our U.S. operations expanded during 2008, we have continued to add admitted insurance capabilities to our U.S. platform, primarily by obtaining additional licensing from individual states and through the acquisition of Darwin. Writing admitted business in the United States entails certain constraints on our rates and policy terms, but these limitations are often outweighed by the competitive advantages enjoyed by admitted products. In 2008, we also significantly expanded our reinsurance platform in the United States.

Our U.S. distribution platform concentrates primarily on direct casualty and property insurance, with a particular emphasis on professional liability, healthcare, excess casualty risks and commercial property insurance. We align our distribution along retail and wholesale broking channels and through program administrators and similar relationships. Retail brokers work directly with insurance companies to place various risks on behalf of insureds. For specialized or non-standard risks, retail brokers may utilize the services of wholesale brokers who work directly with insurance companies and who have the expertise and market contacts to place such risks. Program administrators are independent product line specialist firms that are authorized to solicit and accept applications for insurance and to issue policies on our behalf within specific underwriting guidelines that we prescribe. We have entered into relationships with program administrators. We intend to continue to pursue partnerships with qualified program administrators to offer additional products for both casualty and property lines of business.

We currently have offices in Atlanta, Boston, Costa Mesa (CA), Chicago, Dallas, Farmington (CT), Los Angeles, New York City, San Francisco and St. Petersburg (FL). Our U.S. operations accounted for $427.7 million, or 29.6%, of our total gross premiums written in 2008.

The table below shows our total gross premiums written by geographic location.

Total Gross Premiums Written by Geographic Location
for the years ended December 31, 2008, 2007 and 2006

	Year Ended
	December 31,
	2008	2007	2006
	($ in millions)

Bermuda	$793.7	$1,065.9	$1,208.1
Europe	224.2	246.9	278.5
United States	427.7	192.7	172.4

	$1,445.6	$1,505.5	$1,659.0

Our Operating Segments

We have three business segments: property insurance, casualty insurance and reinsurance. These segments and their respective lines of business may, at times, be subject to different underwriting cycles. We modify our product strategy as market conditions change and new opportunities emerge by developing new products, targeting new industry classes or de-emphasizing existing lines. Our diverse underwriting skills and flexibility allow us to concentrate on the business lines where we expect to generate the greatest returns. Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements included in this report. The gross premiums written in each segment for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
	Gross Premiums Written		Gross Premiums Written		Gross Premiums Written
	$ (in millions)	% of Total	$ (in millions)	% of Total	$ (in millions)	% of Total

Operating Segments
Property	$327.5	22.7%	$391.0	26.0%	$463.9	28.0%
Casualty	688.0	47.6%	578.4	38.4%	622.4	37.5%
Reinsurance	430.1	29.7%	536.1	35.6%	572.7	34.5%

Total	$1,445.6	100.0%	$1,505.5	100.0%	$1,659.0	100.0%

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

Our general property underwriting includes the insurance of physical property and business interruption coverage for commercial property risks. Examples include retail chains, real estate, manufacturers, hotels and casinos, and municipalities. During the year ended December 31, 2008, our general property business accounted for 82.8%, or $271.2 million, of our total gross premiums written in the property segment.

Our energy underwriting emphasizes industry classes such as oil and gas, pulp and paper, petrochemical, chemical manufacturing and power generation, which includes utilities, mining, steel, aluminum and molten glass. As with our general property book, we concentrate on primary layers of the program attaching over significant retentions. During the year ended December 31, 2008, our energy business accounted for 17.1%, or $56.0 million, of our total property segment gross premiums written.

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

•	Measurement. We will generally only underwrite risks in which we can obtain an electronic statement of property values. This statement of values must be current and include proper addresses and a breakdown of values for each location to be insured. We require an electronic format because we need the ability to arrange the information in a manner acceptable to our third party modeling company. This also gives us the ability to collate the information in a way that assists our internal catastrophe team in measuring our total gross limits in critical catastrophe zones.

•	Risk Exposure Modeling. We model the locations covered in each policy, which enables us to obtain a more accurate assessment of our property catastrophe exposure. We have contracted with an industry-recognized modeling firm to analyze our property catastrophe exposure on a quarterly basis. Using data that we provide, we run numerous computer-simulated events that provide us with loss probabilities for our book of business.

•	Gross Exposed Policy Limits. Hurricane Katrina in 2005 demonstrated that reliance solely on the probable maximum loss results of the modeling companies was inappropriate given their failure to accurately predict the ultimate losses sustained from this catastrophe. As a result, we instituted gross exposed policy limits as an additional approach to determine our probable maximum loss. This approach focuses on our gross limits in each critical catastrophe zone and sets a maximum amount of gross accumulations we will accept in each zone. Once that limit has been reached, we cease writing business in that catastrophe zone for that particular year. We have an internal dedicated catastrophe team that monitors these limits and reports monthly to our underwriters and senior management. This team also has the ability to model an account before we price the business to see what impact that account will have on our zonal gross accumulations. We restrict our gross exposed policy limits in each critical property catastrophe zone to an amount consistent with our probable maximum loss and, subsequent to a catastrophic event, our capital preservation targets. We continue to use risk exposure models along with our gross exposed policy limits approach. It is our policy to use both the gross exposed policy limits approach and the risk exposure models and establish our probable maximum loss on the more conservative number generated.

•	Ceded Reinsurance. We purchase treaty and facultative reinsurance to reduce our exposure to significant losses from our general property and energy portfolios of business. We also purchase property catastrophe reinsurance to protect these lines of business from catastrophic loss. For more information on reinsurance we purchase for our property segment, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Ceded Reinsurance.”

•	Probable Maximum Loss and Risk Appetite. Our direct property and reinsurance senior managers work together to develop our probable maximum loss. For our direct property, workers compensation and accident and health catastrophe and property reinsurance business, we seek to manage our risk exposure so that our probable maximum losses for a single catastrophic event, after all applicable reinsurance, in any “one-in-250-year” event does not exceed approximately 20% of our total capital.

Casualty Segment

General

Our casualty segment specializes in insurance products providing coverage for general and product liability, professional liability and healthcare liability risks. Prior to our acquisition of Darwin, we focused primarily on insurance of excess layers, where we insure the second and/or subsequent layers of a policy above the primary layer. Our direct casualty underwriters also provide a variety of specialty insurance casualty products to large and complex organizations around the world. With the acquisition of Darwin, our casualty segment has expanded and now includes primary executive and professional liability products targeted to small and middle-market insureds in the United States. Darwin also writes primary coverage via its proprietary i-bind platform, which permits authorized brokers to submit policy applications for small and mid-sized commercial entities and to receive bindable quotes electronically.

Product Lines and Customer Base

Our coverages include general casualty products as well as professional liability and healthcare products. Our focus with respect to general casualty products is on complex risks in a variety of industries including manufacturing, energy, chemicals, transportation, real estate, consumer products, medical and healthcare services and construction. Our Bermuda operations focus primarily on Fortune 1000 clients; our European operations focus on large European and international accounts; and our U.S. operations focus on middle-market and U.S.-domiciled non-Fortune 1000 accounts. In order to diversify our European book, we seek to attract more middle-market, non-U.S. domiciled accounts produced in the London market. In the United States we often write business at lower attachment points than we do elsewhere given our concentration on smaller accounts. Because of this willingness to accept lower-attaching business in the United States, we have developed a general casualty strategy that allows us to provide products to fill gaps between the primary and excess layers of an insurance program. During the year ended December 31, 2008, our general casualty business accounted for 31.6%, or $217.3 million, of our total gross premiums written in the casualty segment.

In addition to general casualty products, we provide professional liability products such as directors and officers, employment practices, fiduciary and errors and omissions liability insurance. Consistent with our general casualty operations, our professional liability underwriters in Bermuda and Europe focus on larger companies while their counterparts in the United States pursue middle-market and non-Fortune 1000 accounts. Like our general casualty operations, our professional liability operations in the United States pursue lower attachment points than they do elsewhere. Following the acquisition of Darwin, our directors and officers and related executive liability products are generally being sold under the Allied World U.S. name and our healthcare liability and professional errors and omissions products are being sold under the Darwin name. Globally, we offer a diverse mix of errors and omissions coverages for law firms, technology companies, financial institutions, insurance companies and brokers, municipalities, media organizations and engineering and construction firms. During the year ended December 31, 2008, our professional liability business accounted for 48.0%, or $330.3 million, of our total gross premiums written in the casualty segment, which figures include post-acquisition premiums written by Darwin only from October 20, 2008.

We also provide both primary and excess liability and other casualty coverages to the healthcare industry, including hospitals and hospital systems, managed care organizations and medical facilities including home care providers, specialized surgery and rehabilitation centers, and outpatient clinics. Prior to the acquisition of Darwin, our healthcare operation was primarily based in Bermuda and wrote large U.S.-domiciled risks. In order to diversify our healthcare portfolio, we established a U.S.-based platform that targets middle-market accounts. The acquisition of Darwin significantly increased and further diversified our healthcare business. Underwriting operations for our healthcare business are now primarily based in our Farmington, Connecticut offices. During the year ended December 31, 2008, our healthcare business accounted for 14.8%, or $101.7 million, of our total gross premiums written in the casualty segment, which figures include post-acquisition premiums written by Darwin only from October 20, 2008.

As of December 31, 2008, we had a total of 13 programs in the United States. Of these, six programs were initiated by our Allied World U.S. subsidiaries (four in 2008) and seven programs were ongoing with Darwin at the time of its acquisition in October 2008. The programs offer separate products including professional liability, excess casualty and primary general liability. We retain responsibility for administration of claims, although we may opt to outsource claims in selected situations. Before we enter into a program administration relationship, we analyze historical loss data associated with the program business and perform a diligence review of the administrator’s underwriting, financial condition and information technology. In selecting program administrators, we consider the integrity, experience and reputation of the program administrator, the availability of reinsurance, and the potential profitability of the business. In order to assure the continuing integrity of the underwriting and related business operations in our program business, we conduct additional reviews and audits on an ongoing basis. To help align our interests with those of our program administrators, we seek to include profit incentives based on long-term underwriting results as a component of their fees. During the year ended December 31, 2008, our program business accounted for 5.3%, or $36.2 million, of our total gross premiums written in the casualty segment, which figures include post-acquisition premiums written by Darwin only from October 20, 2008.

In addition, we underwrite casualty lines of business through Darwin’s proprietary i-bind platform. During the year ended December 31, 2008, casualty business written through i-bind accounted for 0.3%, or $2.5 million, of our total gross premiums written in the casualty segment.

Our casualty accounts have diverse attachment points by line of business, with a median attachment point of approximately $25 million for our middle-market, non-Fortune 1000 accounts and a median attachment of approximately $75 million for large and Fortune 1000 accounts. Darwin generally focuses on writing primary liability coverages.

Underwriting and Risk Management

While operating within their underwriting guidelines, our casualty underwriters strive to write diverse books of business across a variety of product lines and industry classes. Senior underwriting managers review their business concentrations on a regular basis to make sure the objective of creating balanced portfolios of business is achieved. As appropriate, specific types of business of which we have written disproportionate amounts may be de-emphasized to achieve a more balanced portfolio. By writing a balanced casualty portfolio, we believe we are less vulnerable to adverse market changes in pricing and terms in any one product or industry.

Our casualty operations utilize significant gross limit capacity. Gross maximum limits generally are $25 million for all lines of business, other than certain general casualty lines that have maximum limits of up to $75 million per account. Because of the large limits we often deploy in the casualty segment, we utilize both facultative and treaty reinsurance to reduce our net exposure. For more information on reinsurance we purchase for our casualty segment, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Ceded Reinsurance.”

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

Our underwriters determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by one of our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance and workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. During the year ended December 31, 2008, our reinsurance segment generated gross premiums written of $430.1 million. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year. Our reinsurance segment operates from our offices in Bermuda, New York and Switzerland.

Product Lines and Customer Base

Property, general casualty and professional liability treaty reinsurance is the principal source of revenue for this segment. The insurers we reinsure are primarily specialty carriers domiciled in the United States or the specialty divisions of standard lines carriers located there. In addition, we reinsure monoline companies, regional companies and single-state writers, whether organized as mutual or stock insurers. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. We established an international treaty unit and began writing global accident and health accounts in 2003, which spread the segment’s exposure beyond the North American focus. In October 2008, we expanded our international reach by opening an office in Switzerland that offers property, general casualty and professional liability products throughout Europe. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.

Our North American property reinsurance treaties protect insurers who write residential, commercial and industrial accounts where the exposure to loss is chiefly North American. We emphasize monoline, per risk accounts, which are structured as either proportional or excess-of-loss protections. Monoline reinsurance applies to one kind of coverage, and per risk reinsurance coverage applies to a particular risk (for example a building and its contents), rather than on a per accident, event or aggregate basis. Where possible, coverage is provided on a “losses occurring” basis. The line size extended is currently limited to $12.5 million per contract or per program pertaining to property catastrophe accounts and $5 million per contract or per program for all other accounts. We selectively write industry loss warranties where we believe market opportunities justify the risks. During the year ended December 31, 2008, our property treaty business accounted for 18.0%, or $77.3 million, of our total gross premiums written in the reinsurance segment.

Our North American general casualty treaties cover working layer, intermediate layer and catastrophe exposures. We sell both proportional and excess-of-loss reinsurance. We principally underwrite general liability, auto liability and commercial excess and umbrella liability for both admitted and non-admitted companies, and workers compensation catastrophe business. Capacity is currently limited to $20 million per contract or per program pertaining to catastrophe accounts and $5 million per contract or per program for all other accounts. During the year ended December 31, 2008, our North American general casualty treaty business accounted for 25.3% or $108.8 million, of our total gross premiums written in the reinsurance segment.

Our North American professional liability treaties cover several products, primarily directors’ and officers’ liability, but also attorneys’ malpractice, medical malpractice, miscellaneous professional classes and transactional risk liability. Line size is currently limited to $5 million per program; however, the liability limits provided are typically for lesser amounts. We develop customized treaty structures for the risk classes protected by these treaties, which account for the largest share of premiums written within the segment. The complex exposures undertaken by this unit demand highly technical underwriting and pricing modeling analysis. During the year ended December 31, 2008, our professional liability treaty business accounted for 30.5%, or $131.1 million, of our total gross premiums written in the reinsurance segment.

Our international treaty unit’s portfolio protects U.K. insurers, including Lloyd’s syndicates and Continental European companies. While we continue to concentrate on Euro-centric business, we are now writing and will increasingly expand our capabilities outside of Europe. Our net risk exposure is currently limited to €12.5 million per contract or per program pertaining to property catastrophe accounts and €5 million per contract or per program for all other accounts. During the year ended December 31, 2008, the international treaty unit accounted for 18.1%, or $77.8 million, of our total gross premiums written in the reinsurance segment.

Facultative casualty business principally comprises lower-attachment, individual-risk reinsurance covering automobile liability, general liability and workers compensation risks for many of the largest U.S. property-casualty and surplus lines insurers. Line size is currently limited to $2 million per certificate. We believe that we are the only Bermuda-based reinsurer that has a dedicated facultative casualty reinsurance business. During the year ended December 31, 2008, our facultative reinsurance business accounted for 5.5%, or $23.7 million, of our total gross premiums written in the reinsurance segment.

In addition, we underwrite accident and health business, emphasizing catastrophe personal accident programs. During the year ended December 31, 2008, our accident and health business accounted for 2.6%, or $11.4 million, of our total gross premiums written in the reinsurance segment.

Underwriting and Risk Management

In our reinsurance segment, we believe we carefully evaluate reinsurance proposals to find an optimal balance between the risks and targeted returns. Before we review the specifics of any reinsurance proposal, we consider the attributes of the client, including the experience and reputation of its management and its risk management strategy. We also examine the level of shareholders’ equity, industry ratings, length of incorporation, duration of business model, portfolio profitability, types of exposures and the extent of its liabilities. For property proposals, we also obtain information on the nature of the perils to be included and the policy information on all locations to be covered under the reinsurance contract. If a program meets our underwriting criteria, we then assess the adequacy of its proposed pricing, terms and conditions, and its potential impact on our profit targets and risk objectives.

To identify, manage and monitor accumulations of exposures from potential property catastrophes, we employ industry-recognized modeling software on all of our accounts. This software, together with our underwriting experience and portfolio knowledge, produces the probable maximum loss amounts we allocate to our reinsurance department’s internal global property catastrophe zones. Notwithstanding the probable maximum loss modeling we undertake, the reinsurance segment focuses on gross treaty limits deployed in each critical catastrophe zone.

For casualty treaty contracts, our underwriters, pricing actuaries and claims personnel collaborate in the underwriting decision-making process. Underwriting and pricing actuarial reviews are completed on each potential account and each account must satisfy our targeted return potential prior to binding. We determine our limits on a case-by-case basis based on targeted returns, and we monitor our casualty accumulations by both line and class of business.

Security Arrangements

Allied World Assurance Company, Ltd is neither licensed nor admitted as an insurer nor is it accredited as a reinsurer in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded by them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. For a description of the security arrangements used by us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements.”

Business Strategy

Our business objective is to generate attractive returns on our equity and book value per share growth for our shareholders. We seek to achieve this objective by executing the following strategies:

•	Diversifying Our Underwriting Franchises. Our business is diversified by both product line and geography. We underwrite a broad array of property, casualty and reinsurance risks from our operations in Bermuda, Europe and the United States. Our underwriting skills across multiple lines and multiple geographies allow us to remain flexible and opportunistic in our business selection in the face of fluctuating market conditions.

•	Continue to Expand Our Distribution and Our Access to Markets in the United States. We have made substantial investments to expand our U.S. business, which grew significantly in 2008 and which we expect will continue to grow in size and importance in the coming years. We employ a regional distribution strategy in the United States predominantly focused on underwriting direct casualty and property insurance for middle-market and non-Fortune 1000 client accounts. In 2008, we opened offices in Atlanta, Georgia and Costa Mesa and Los Angeles, California to expand our distribution capabilities into the Southeast and Western Regions of the United States. We also launched a new U.S. product strategy that realigns distribution along retail and wholesale broking channels in order to support deeper market penetration and encourage innovation and product development. We believe we have a strong presence in specialty casualty lines and maintain an attractive base of U.S. middle-market clients, especially in the professional liability market. With our acquisition of Darwin in October 2008, we have significantly expanded and diversified our U.S. casualty platform, increasing our ability to serve small and middle-market accounts. With our acquisition of Finial Insurance Company in February 2008 (now Allied World Reinsurance Company), we have also expanded our reinsurance presence in the United States, allowing us to further diversify our reinsurance portfolios.

•	Grow Our International Business. We have focused and will continue to focus on business in the United Kingdom and Western Europe, where we believe the insurance and reinsurance markets are developed and stable. We also believe our recently opened Swiss office will allow us to penetrate other European and international markets. Our European strategy is predominantly focused on property and casualty insurance for large European and international accounts. The European operations provide us with diversification and the ability to spread our underwriting risks. We have access to the London wholesale market through our reinsurance subsidiary in Ireland. In addition, during 2008 we made significant progress toward obtaining licensing for a branch office in Hong Kong. We believe this office will be operational in early 2009 and will enable us to offer property, general casualty and general liability products to the Asian marketplace.

•	Actively Monitor Our Property Catastrophe Exposure. We have historically managed our property catastrophe exposure by closely monitoring our policy limits in addition to utilizing complex risk models. This discipline has substantially reduced our historical loss experience and our exposure. In addition to our continued focus on aggregate limits and modeled probable maximum loss, we have implemented a strategy based on gross exposed policy limits in critical earthquake and hurricane zones. Our gross exposed policy limits approach focuses on exposures in catastrophe-prone geographic zones and takes into consideration flood severity, demand surge and business interruption exposures for each critical area. For our direct property, workers compensation and accident and health catastrophe and property reinsurance business, we seek to manage our risk exposure so that our probable maximum loss for a single catastrophic event, after all applicable reinsurance, in any “one-in-250 year” event does not exceed approximately 20% of our total capital.

•	Opportunistically Underwrite Diversified Reinsurance Risks. As part of our reinsurance segment, we target certain niche reinsurance markets, including professional liability, specialty casualty, property for U.S. regional carriers, and accident and health because we believe we understand the risks and opportunities in these markets. We seek to selectively deploy our capital in reinsurance lines where we believe there are profitable opportunities. In order to diversify our portfolio and complement our direct insurance business, we target the overall contribution from reinsurance to be approximately 35% of our total annual gross premiums written. We strive to maintain a well managed reinsurance portfolio, balanced by line of business, ceding source, geography and contract configuration. Our primary customer focus is on highly-rated carriers with proven underwriting skills and dependable operating models.

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

During 2008, there were a number of events that impacted the property and casualty industry generally. These included catastrophes such as Hurricanes Gustav and Ike, the flooding in the U.S. Midwest and a gas pipeline explosion in Australia. The second half of 2008 witnessed unprecedented financial turmoil within the United States and internationally, accompanied by the well-publicized deterioration of the financial conditions of several major participants in our industry and the financial services industry in general. We believe that such events are likely to have a significant effect on competition and pricing, although the ultimate impact remains unclear. We continue to analyze how to best position our company to benefit from ongoing competitive developments.

We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers, on an international and regional basis. Many of our competitors have greater financial, marketing and management resources. Since September 2001, a number of new Bermuda-based insurance and reinsurance companies have been formed and some of those companies compete in the same market segments in which we operate. Some of these companies have more capital than our company. In our direct insurance business, we compete with insurers that provide property and casualty-based lines of insurance such as: ACE Limited, AIG, Arch Capital Group Ltd., Axis Capital Holdings Limited, Chubb, Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company,

HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance Company, Lloyd’s of London, Markel Insurance Company, Munich Re Group, The Navigators Group, Inc., OneBeacon Insurance Group, Ltd, Swiss Re, W.R. Berkeley Corporation, XL Capital Ltd and Zurich Financial Services. In our reinsurance business, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Berkshire Hathaway, Inc., Everest Re Group, Ltd., Harbor Point Limited, Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Re, Transatlantic Holdings, Inc. and XL Capital Ltd.

In addition, risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of these non-traditional products could reduce the demand for traditional insurance and reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. New competition from these developments may result in fewer policies or contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

Our Financial Strength Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Standard & Poor’s and Moody’s have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the opinion of A.M. Best, Standard & Poor’s and Moody’s, respectively, of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A+” (Superior) to “F” (In Liquidation) and include 16 separate ratings categories. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 21 separate ratings categories. Moody’s maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime) and includes 21 separate ratings categories. Our principal operating subsidiaries and their respective ratings from A.M. Best, Moody’s and Standard & Poor’s are provided in the table below.

	Rated “A”	Rated “A2”	Rated “A-”
	(Excellent) from	(Good) from	(Strong) from
Subsidiary	A.M. Best	Moody’s	Standard & Poor’s

Allied World Assurance Company, Ltd	X	X	X
Allied World Assurance Company (U.S.) Inc.	X	X	X
Allied World National Assurance Company	X	X	X
Allied World Reinsurance Company	X	X	X
Darwin National Assurance Company	X	—	—
Darwin Select Insurance Company	X	—	—
Allied World Assurance Company (Europe) Limited	X	—	X
Allied World Assurance Company (Reinsurance) Limited	X	—	X

In addition, our $500 million aggregate principal amount of senior notes were assigned a senior unsecured debt rating of bbb by A.M. Best, BBB by Standard & Poor’s and Baa1 by Moody’s. These ratings are subject to periodic review, and may be revised upward, downward or revoked, at the sole discretion of the rating agencies.

Distribution of Our Insurance Products

We market our insurance and reinsurance products worldwide through selected third-party intermediaries, a distribution methodology which we believe affords us flexibility and efficiency without the expense or effort of maintaining our own distribution network.

In the United States, we write direct insurance policies through various intermediaries, including excess and surplus lines wholesalers and regional and national retail brokerage firms, as well as through a growing roster of program administrators. In the United States, we write reinsurance through a small group of nationally-known reinsurance brokers. The distribution network for our healthcare and professional liability products grew with the acquisition of Darwin in October 2008 and now encompasses more than 150 retail and wholesale firms that have arrangements with Darwin. A number of those brokers also produce policies through Darwin’s proprietary i-bind platform for quoting and binding via the internet.

In the year ended December 31, 2008, our top three brokers represented approximately 64% of gross premiums written by us. A breakdown of our distribution by broker is provided in the table below.

Percentage of Gross
Premiums Written
for the Year Ended
December 31, 2008

Broker
Marsh & McLennan Companies, Inc.	28%
Aon Corporation (including Benfield Group, Ltd)	26%
Willis Group Holdings Ltd.	10%
All Others	36%

100%

Claims Management

We have a well-developed process in place for identifying, tracking and resolving claims. Claims responsibilities include reviewing loss reports, monitoring claims developments, requesting additional information where appropriate, performing claims audits of cedents, establishing initial case reserves and approving the payment of individual claims. We have established authority levels for all individuals involved in the reserving and settlement of claims.

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

Reserve for Losses and Loss Expenses

We are required by applicable insurance laws and regulations in Bermuda, the United States, the United Kingdom and Ireland and accounting principles generally accepted in the United States to establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of losses and loss expenses we are required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us as of the date they are recorded. We use a variety of standard statistical and actuarial methods to reasonably estimate ultimate expected losses and loss expenses. These include the Bornhuetter-Ferguson methods, the reported loss development method, the paid loss development method and the expected loss ratio method. The selections from these various methods are based on the loss development characteristics of the specific line of business. During 2008 and 2007, we adjusted our reliance on actuarial methods utilized for certain lines of business and loss years within our casualty segment from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. Also during 2008, we began adjusting our reliance on actuarial methods utilized for certain other lines of business and loss years within our casualty and reinsurance segments by placing greater reliance on the Bornheutter-Ferguson reported loss method than on the expected loss ratio method. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient historical experience to utilize other acceptable actuarial methodologies.

Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. The uncertainties may be greater for insurers like us than for insurers with an established operating and claims history and a larger number of insurance and reinsurance transactions. The relatively large limits of net liability for any one risk in our excess casualty and professional liability lines of business serve to increase the potential for volatility in the development of our loss reserves. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses” for further information regarding the actuarial models we utilize and the uncertainties in establishing the reserve for losses and loss expenses.

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

Development of Reserve for Losses and Loss Expenses
Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007		2008(1)
	($ in thousands)

As Originally Estimated:	$213	$310,508	$1,058,653	$2,037,124	$3,405,407	$3,636,997	$3,919,772		$4,576,828
Liability Re-estimated as of:
One Year Later	213	253,691	979,218	1,929,571	3,318,359	3,469,216	3,537,721
Two Years Later	213	226,943	896,649	1,844,258	3,172,105	3,137,712
Three Years Later	213	217,712	842,976	1,711,212	2,837,384
Four Years Later	213	199,860	809,117	1,503,070
Five Years Later	213	205,432	704,436
Six Years Later	213	196,495
Seven Years Later	213
Cumulative (Redundancy)	—	(114,013)	(354,217)	(534,054)	(568,023)	(499,285)	(382,051	)(2)
Cumulative Claims Paid as of:
One Year Later	—	54,288	138,793	372,823	712,032	544,180	561,386	(3)
Two Years Later	—	83,465	237,394	571,149	1,142,878	962,971
Three Years Later	—	100,978	300,707	721,821	1,434,437
Four Years Later	18	124,109	371,638	838,807
Five Years Later	18	163,516	437,950
Six Years Later	18	180,580
Seven Years Later	18

(1)	Reserve for losses and loss expenses includes the reserves for losses and loss expenses of Finial Insurance Company (renamed Allied World Reinsurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.
(2)	The cumulative (redundancy) on the original balance as of December 31, 2007 includes reserve development of Darwin subsequent to our acquisition of the company.
(3)	The cumulative claims paid includes paid development of Finial Insurance Company and Darwin subsequent to our acquisition of each company.

Development of Reserve for Losses and Loss Expenses
Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007

Liability Re-estimated as of:
One Year Later	100%	82%	92%	95%	97%	95%	90%
Two Years Later	100%	73%	85%	91%	93%	86%
Three Years Later	100%	70%	80%	84%	83%
Four Years Later	100%	64%	76%	74%
Five Years Later	100%	66%	67%
Six Years Later	100%	63%
Seven Years Later	100%
Cumulative (Redundancy)	—	(37)%	(33)%	(26)%	(17)%	(14)%	(10)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	13%	18%	21%	15%	14%
Two Years Later	0%	27%	22%	28%	34%	26%
Three Years Later	0%	33%	28%	35%	42%
Four Years Later	8%	40%	35%	41%
Five Years Later	8%	53%	41%
Six Years Later	8%	58%
Seven Years Later	8%

Losses Net of Reinsurance

	December 31,
	2001	2002	2003	2004	2005	2006	2007		2008(1)
	($ in thousands)

As Originally Estimated:	$213	$299,946	$964,810	$1,777,953	$2,688,526	$2,947,892	$3,237,007		$3,688,514
Liability Re-estimated as of:
One Year Later	213	243,129	885,375	1,728,868	2,577,808	2,824,815	2,956,912
Two Years Later	213	216,381	830,969	1,626,334	2,474,788	2,570,194
Three Years Later	213	207,945	771,781	1,528,620	2,215,504
Four Years Later	213	191,471	745,289	1,338,931
Five Years Later	213	197,656	649,305
Six Years Later	213	188,733
Seven Years Later	213
Cumulative (Redundancy)	—	(111,213)	(315,505)	(439,022)	(473,022)	(377,698)	(280,095	)(2)
Cumulative Claims Paid as of:
One Year Later	—	52,077	133,286	305,083	455,079	365,251	395,163	(3)
Two Years Later	—	76,843	214,384	478,788	747,253	674,263
Three Years Later	—	93,037	271,471	620,760	973,091
Four Years Later	18	116,494	342,349	728,246
Five Years Later	18	155,904	407,163
Six Years Later	18	172,974
Seven Years Later	18

(1)	Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of Finial Insurance Company (renamed Allied World Reinsurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

(2)	The cumulative (redundancy) on the original balance as of December 31, 2007 includes reserve development of Darwin subsequent to our acquisition of the company.

(3)	The cumulative claims paid includes paid development of Finial Insurance Company and Darwin subsequent to our acquisition of each company.

Losses Net of Reinsurance

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007

Liability Re-estimated as of:
One Year Later	100%	81%	92%	97%	96%	96%	91%
Two Years Later	100%	72%	86%	91%	92%	87%
Three Years Later	100%	69%	80%	86%	82%
Four Years Later	100%	64%	77%	75%
Five Years Later	100%	66%	67%
Six Years Later	100%	63%
Seven Years Later	100%
Cumulative (Redundancy)	—	(37)%	(33)%	(25)%	(18)%	(13)%	(9)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	14%	17%	17%	12%	12%
Two Years Later	0%	26%	22%	27%	28%	23%
Three Years Later	0%	31%	28%	35%	36%
Four Years Later	8%	39%	35%	41%
Five Years Later	8%	52%	42%
Six Years Later	8%	58%
Seven Years Later	8%

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2008, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Gross liability at beginning of year	$3,919,772	$3,636,997	$3,405,353
Reinsurance recoverable at beginning of year	(682,765)	(689,105)	(716,333)

Net liability at beginning of year	3,237,007	2,947,892	2,689,020

Acquisition of net reserve for losses and loss expenses	298,927	—	—
Net losses incurred related to:
Current year	921,217	805,417	849,850
Prior years	(280,095)	(123,077)	(110,717)

Total incurred	641,122	682,340	739,133

Net paid losses related to:
Current year	79,037	32,599	27,748
Prior years	395,163	365,251	455,079

Total paid	474,200	397,850	482,827

Foreign exchange revaluation	(14,342)	4,625	2,566
Net liability at end of year	3,688,514	3,237,007	2,947,892
Reinsurance recoverable at end of year	888,314	682,765	689,105

Gross liability at end of year	$4,576,828	$3,919,772	$3,636,997

Investments

Investment Strategy and Guidelines

We believe that we follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. Our portfolio therefore consists primarily of investment-grade, fixed-maturity securities of short-to-medium term duration. As of December 31, 2008, these securities represented 98% of our total investments and cash and cash equivalents, with the remainder invested in a global high-yield bond fund investment, equity securities and hedge funds. We may invest up to 20% of our investment portfolio in alternative investments, including public and private equities, preferred equities and hedge funds.

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on the type of issuer, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may direct our investment managers to invest some of the investment portfolio in currencies other than the U.S. dollar based on the business we have written, the currency in which our loss reserves are denominated on our books or regulatory requirements.

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

Investment Committee and Investment Managers

The investment committee of our board of directors establishes investment guidelines and supervises our investment activity. The investment committee regularly monitors our overall investment results, compliance with investment objectives and guidelines, and ultimately reports our overall investment results to the board of directors.

In 2008, we hired a chief investment officer who reports directly to our chief financial officer. Our chief investment officer is responsible for the day-to-day monitoring of our investment portfolio. He works closely with our investment managers and other investment consultants and advisors. We have engaged affiliates of the Goldman Sachs Funds and two other investment managers to provide us with certain discretionary investment management services. We have agreed to pay investment management fees based on the market values of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included as a deduction to net investment income. These investment management agreements may generally be terminated by either party upon 30 days prior written notice. Also, a subsidiary of AIG is the investment manager of a hedge fund in which we had an investment until October 2008.

Our Portfolio

Composition as of December 31, 2008

As of December 31, 2008, our aggregate invested assets totaled approximately $6.9 billion. Total investments and cash and cash equivalents include cash and cash equivalents, restricted cash, fixed-maturity securities, a fund consisting of global high-yield fixed-income securities, several hedge fund investments and equity securities. The average credit quality of our investments is rated AA+ by Standard & Poor’s and Aa1 by Moody’s. Short-term instruments must be rated a minimum of A-1/P-1. The target duration range is 1.75 to 4.25 years. The portfolio has a total return rather than income orientation. As of December 31, 2008, the average duration of our investment portfolio was 3.3 years and there were approximately $105.6 million of net unrealized gains in the portfolio, net of applicable tax.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2008.

	As of December 31,
	2008
	Fair	Average	Portfolio
	Market Value	Rating	Percentage
	($ in thousands)

Type of Investment
Cash and cash equivalents	$706,267	AAA	10.3%
U.S. government securities	817,769	AAA	11.9%
U.S. government agencies	952,466	AAA	13.9%
Non-U.S. government securities	280,156	AAA	4.1%
Corporate securities:
Financial Institutions	994,720	AA−	14.5%
Industrials	295,428	A−	4.3%
Utilities	71,822	BBB+	1.0%
Total corporate securities	1,361,970		19.8%
State, municipalities and political subdivisions	369,619	AAA	5.4%
Mortgage-backed securities:
Agency mortgage-backed securities	1,384,205	AAA	20.2%
Non-agency Residential mortgage-backed securities	230,523	AAA	3.4%
Commercial mortgage-backed securities	475,209	AAA	6.9%
Total mortgage-backed securities	2,089,937	AAA	30.5%
Asset-backed securities:
Credit card receivables	66,006	AAA	1.0%
Automobile loan receivables	88,503	AAA	1.2%
Other	5,603	A	0.1%
Total asset-backed securities	160,112		2.3%
Global high-yield bond fund	55,199	B	0.8%
Hedge funds	48,573	N/A	0.7%
Equity securities	21,329	N/A	0.3%

Total investment portfolio	$6,863,397		100.0%

U.S. Government and Agencies

U.S. government and agency securities are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

Non-U.S. Government Securities

Non-U.S. government securities represent the fixed income obligations of non-U.S. governmental entities (both sovereign and supranational issuers).

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that on acquisition are rated Baa3/BBB- or higher by Moody’s and Standard & Poor’s, respectively, and are diversified across a wide range of issuers and industries. The principal risks of corporate securities are interest rate risk and the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate sector exposure was in financial institutions, with holdings of $994.7 million. Included within this category was $287.8 million of corporate bonds issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation. The largest corporate credit in our portfolio was JP Morgan Chase, which represented 1.8% of aggregate invested assets and had an average rating of A by Standard & Poor’s as of December 31, 2008.

State, municipalities and political subdivisions

Bonds issued by U.S. states, municipalities and political subdivisions are purchased to provide diversification within the fixed income portfolio and for their tax-advantaged income. The principal risks of these securities are interest rate risk and the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. In addition to the credit risk associated with the underlying U.S. state, municipality or political subdivision, a large portion of this market may be insured by a monoline financial guarantor, therefore requiring credit analysis of both the guarantor and the underlying U.S. state, municipality or political subdivision. Lastly, an additional risk to these bonds is the potential for a change in tax policy or tax rates.

Mortgage-Backed Securities

Mortgage-backed securities are purchased to diversify our portfolio risk characteristics from primarily corporate credit risk to a mix of mortgage credit risk and cash flow risk. However, the majority of the mortgage-backed securities in our investment portfolio have relatively low cash flow variability.

The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. The active monitoring of our agency-backed residential mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations. Additional risks in holding commercial mortgage-backed securities or non-agency residential mortgage-backed securities include the credit risk of the underlying borrowers as well as risks associated with interest rate movements, credit spreads and liquidity. Our mortgage-backed securities are principally comprised of pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators that were rated AAA by Standard & Poor’s.

Asset-Backed Securities

Asset-backed securities are purchased both to diversify the overall risks of our fixed maturity portfolio and to provide attractive returns. Our asset-backed securities are diversified both by type of asset and by issuer and are comprised of primarily bonds backed by pools of credit card receivables and automobile loan receivables originated by a variety of financial institutions that were rated AAA by Standard & Poor’s.

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

Global High-Yield Bond Fund

As of December 31, 2008, we held approximately $55.2 million in a global high-yield bond fund with an affiliate of the Goldman Sachs Funds. Similar to corporate bonds, the principal risks of high-yield corporate securities are interest rate risk and the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit.

Hedge Funds

As of December 31, 2008, we invested in various hedge funds with a market value of $48.6 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

Equity Securities

As of December 31, 2008, our investments in equity securities had a market value of $21.3 million. The principal risks of equities involve the current and future outlook for earnings and the market’s perception of the appropriate risk premium by which to discount those earnings.

Ratings as of December 31, 2008

The investment ratings (provided by Standard & Poor’s and Moody’s) for fixed maturity securities held as of December 31, 2008 and the percentage of our total fixed maturity securities they represented on that date were as follows:

			Percentage
			of Total
	Amortized	Fair Market	Fair Market
	Cost	Value	Value
	($ in millions)

Ratings
U.S. government and government agencies	$1,608.2	$1,770.2	29.3%
AAA/Aaa	$3,255.2	$3,244.6	53.8%
AA/Aa	$167.1	$166.2	2.8%
A/A	$677.3	$685.5	11.4%
BBB/Baa	$154.8	$156.1	2.6%
BB	$8.4	$8.4	0.1%
B/B	$1.0	$1.0	0.0%

Total	$5,872.0	$6,032.0	100.0%

Maturity Distribution as of December 31, 2008

The maturity distribution for fixed maturity securities held as of December 31, 2008 was as follows:

			Percentage
			of Total
	Amortized	Fair Market	Fair Market
	Cost	Value	Value
	($ in millions)

Maturity
Due within one year	$272.9	$274.2	4.5%
Due after one year through five years	$1,826.1	$1,887.1	31.3%
Due after five years through ten years	$1,146.9	$1,254.9	20.8%
Due after ten years	$321.8	$365.8	6.1%
Mortgage-backed securities	$2,139.8	$2,089.9	34.6%
Asset-backed securities	$164.5	$160.1	2.7%

Total	$5,872.0	$6,032.0	100.0%

Investment Returns for the Year Ended December 31, 2008

Our investment returns for year ended December 31, 2008 were as follows ($ in millions):

Net investment income	$308.8
Net realized investment losses	$(272.9)
Net change in unrealized gains and losses	$(4.3)

Total net investment return	$31.6

Total return(1)	1.6%
Effective annualized yield(2)	4.7%

(1)	Total return for our investment portfolio is calculated using beginning and ending market values adjusted for external cash flows and includes unrealized gains and losses.

(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.

Our Principal Operating Subsidiaries

Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company that began operations in November 2001. Senior management and all of the staff of Allied World Assurance Company, Ltd are located in our Bermuda headquarters.

Allied World Assurance Company (Europe) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the European Union from its office in Ireland since October 2002 and from a branch office in London since May 2003. Since its formation, Allied World Assurance Company (Europe) Limited has written business originating from Ireland, the United Kingdom and Continental Europe. Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been licensed to write reinsurance in Switzerland and throughout the European Union from its office in Ireland since July 2003, from a branch office in London, England since August 2004 and from a branch office in Zug, Switzerland since August 2008. The company writes primarily property business directly sourced from London market producers; however, the risk location can be worldwide.

We acquired Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company in July 2002. These two companies are authorized or eligible to write insurance on a surplus lines basis in all states of the United States and the District of Columbia and licensed to write insurance on an admitted basis in over 40 jurisdictions. In February 2008, Allied World Assurance Holdings (U.S.) Inc. acquired Finial Insurance Company, an affiliate of Berkshire Hathaway Inc., which is currently licensed to write insurance and reinsurance in 49 states and the District of Columbia and which is an accredited reinsurer in one state. Finial Insurance Company was subsequently renamed Allied World Reinsurance Company. In October 2008, a direct wholly-owned subsidiary of Allied World Reinsurance Company acquired Darwin and its subsidiaries, including Darwin National Assurance Company, which is licensed to write insurance and reinsurance on an admitted basis in 49 states and the District of Columbia, and Darwin Select Insurance Company, which is licensed to write insurance on an admitted basis in Arkansas and which is eligible to write insurance on a surplus lines basis in 48 states and the District of Columbia.

The activities of Newmarket Administrative Services (Bermuda) Ltd, Newmarket Administrative Services (Ireland) Limited and Newmarket Administrative Services, Inc. are limited to providing certain administrative services to various subsidiaries of our company.

Our Employees

As of February 23, 2009, we had a total of 578 full-time employees of which 157 worked in Bermuda, 358 in the United States, 58 in Europe and five in Hong Kong. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

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

The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States and the United Kingdom. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. For example, in response to the tightening of supply in some insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the United States Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension of 2005”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIA Extension of 2007”) were enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. TRIA, the TRIA Extension of 2005 and the TRIA Extension of 2007 have had little impact on our business because few of our clients are purchasing this coverage.

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

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Allied World Assurance Company, Ltd, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as that class of insurer under the Insurance Act. Allied World Assurance Company, Ltd is not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurances with terms in excess of five years. General business broadly includes all types of insurance that is not long-term.

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

Independent Approved Auditor

A Class 4 insurer must appoint an independent auditor who will audit and report annually on the insurer’s financial statements (“GAAP financial statements”), which, in the case of Allied World Assurance Company, Ltd, will be prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), statutory financial statements and the statutory financial return, all of which, in the case of Allied World Assurance Company, Ltd, are required to be filed annually with the BMA. Allied World Assurance Company, Ltd’s independent auditor must be approved by the BMA and may be the same person or firm that audits our company’s consolidated financial statements and reports for presentation to its shareholders.

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

Financial Statements

As a general business insurer, Allied World Assurance Company, Ltd is required to file with the BMA its annual GAAP financial statements and statutory financial statements within four months of the end of the relevant financial year (unless specifically extended upon application to the BMA). The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA, however the GAAP financial statements do. The Insurance Act prescribes rules for the preparation and substance of the statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and related notes. The statutory financial statements include detailed information and analyses regarding premiums, claims, reinsurance and investments of the insurer.

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

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Allied World Assurance Company, Ltd, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and enhanced capital requirement.

As a Class 4 insurer, Allied World Assurance Company, Ltd:

•	is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written less any premiums ceded, but the company may not deduct more than 25% of gross premiums written when computing net premiums written) and (3) 15% of net losses and loss expense reserves;

•	in addition, there is a requirement effective December 31, 2008 to hold available statutory capital and surplus equal to or exceeding the enhanced capital requirement (an amount that must equal or exceed the minimum solvency margin). Allied World Assurance Company, Ltd’s enhanced capital requirement is determined by reference to the Bermuda Solvency Capital Requirement model (“BSCR model”) or an internal capital model approved by the BMA. The BSCR model is a risk-based capital model that provides a method for determining an insurer’s capital requirements (statutory capital and surplus) taking into account the risk characteristics of different aspects of the company’s business. The BSCR formulas establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. The capital and solvency return, which must be filed annually with the BMA, includes Allied World Assurance Company, Ltd’s BSCR model, a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities;

•	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of those dividends would cause such a breach;

•	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA (at least seven days before payment of those dividends) an affidavit stating that it will continue to meet the required margins;

•	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for an approval of that type must include an affidavit stating that it will continue to meet the required margins; and

•	is required, at any time it fails to meet its enhanced capital requirement or minimum solvency margin, to file with the BMA a written report containing specified information.

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

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers like Allied World Assurance Company, Ltd. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are specified categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.

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

Shareholder Controllers

Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of Allied World Assurance Company Holdings, Ltd must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of voting shares in Allied World Assurance Company Holdings, Ltd and direct, among other things, that voting rights attaching to the voting shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

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

Allied World Assurance Company Holdings, Ltd and its Bermuda subsidiaries are not currently subject to taxes computed on profits or income or computed on any capital transfer, gain or appreciation or any tax in the nature of estate duty or inheritance tax.

Ireland

Since October 2002, Allied World Assurance Company (Europe) Limited, an insurance company with its principal office in Dublin, Ireland, has been authorized as a non-life insurance undertaking. Allied World Assurance Company (Europe) Limited is regulated by the Irish Financial Services Regulatory Authority (the “Irish Financial Regulator”) pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2007 (the “Irish Insurance Acts and Regulations”). The Third Non-Life Directive of the European Union (the “Non-Life Directive”) established a common framework for the authorization and regulation of non-life insurance undertakings within the European Union. The Non-Life Directive permits non-life insurance undertakings authorized in a member state of the European Union to operate in other member states of the European Union either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment). Allied World Assurance Company (Europe) Limited established a branch in the United Kingdom on May 19, 2003 and operates on a freedom to provide services basis in other European Union member states.

On July 18, 2003, Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and licensed in Ireland to write reinsurance throughout the European Union. We capitalized Allied World Assurance Company (Reinsurance) Limited with $50 million in capital. We include the business produced by this entity in our property segment even though the majority of the coverages written are structured as facultative reinsurance. Allied World Assurance Company (Reinsurance) Limited is regulated by the Irish Financial Regulator pursuant to the provisions of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and operates branches in London, England and Zug, Switzerland. Pursuant to the provisions of these regulations, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other European Union member states either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment).

United States

Our U.S. Subsidiaries

Allied World Assurance Company (U.S.) Inc., a Delaware domiciled insurer, and Allied World National Assurance Company, a New Hampshire domiciled insurer, are together licensed or surplus line eligible in all 50 states and the District of Columbia. Allied World Assurance Company (U.S.) Inc. is licensed in three states, including Delaware, its state of domicile, surplus lines eligible in 48 jurisdictions, including the District of Columbia, and an accredited reinsurer in over 35 jurisdictions, including the District of Columbia. Allied World National Assurance Company, is licensed in over 40 jurisdictions, including New Hampshire, its state of domicile, surplus lines eligible in three states and an accredited reinsurer in one state. Additionally, with the completion of the acquisition of Finial Insurance Company (renamed Allied World Reinsurance Company) in February 2008, we acquired a New Jersey domiciled insurer that is licensed to write insurance and reinsurance in 49 states and the District of Columbia and is an accredited reinsurer in one state. The Darwin insurers include Darwin National Assurance Company, domiciled in Delaware and admitted to write in all other U.S. jurisdictions except Arkansas, and Darwin Select Insurance Company, which is an Arkansas company, is licensed in that state and an eligible surplus lines writer in 48 states and the District of Columbia, and Vantapro Specialty Insurance Company, which is an Arkansas company currently licensed only in Arkansas and Illinois.

As U.S. licensed and authorized insurers and reinsurers, these companies are subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states’ regulatory schemes also extend to policy form approval and market conduct regulation. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

Holding Company Regulation.  We and our U.S. insurance subsidiaries as are subject to regulation under the insurance holding company laws of certain states. The insurance holding company laws and regulations vary from state to state, but generally require licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions involving the insurers in a holding company system and their affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the state insurance department. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Payment of ordinary dividends by Allied World Assurance Company (U.S.) Inc. or Darwin National Assurance Company requires prior approval of the Delaware Insurance Commissioner unless dividends will be paid out of “earned surplus.” “Earned surplus” is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Insurance Commissioner before being declared. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer’s surplus as regards policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer’s own securities.

Allied World Reinsurance Company generally may pay an ordinary dividend only upon 30 days prior notice to and non-disapproval of the New Jersey Insurance Commissioner, and if its surplus with regard to policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs and if the company is not otherwise found to be in a hazardous financial condition. Extraordinary dividends also generally require 30 days notice to, and non-disapproval by, the Insurance Commissioner before being paid. An extraordinary dividend includes any dividend whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) 10% of the insurer’s surplus with regards to policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer’s own securities.

Darwin Select Insurance Company and Vantapro Specialty Insurance Company are each domiciled in Arkansas. Each company is required to provide the Arkansas Insurance Commissioner with ten business days prior notice before payment of an ordinary dividend. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Insurance Commissioner before being paid. An extraordinary dividend includes any dividend whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) 10% of the insurer’s surplus with regard to policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer’s own securities.

Allied World National Assurance Company may pay an ordinary dividend only upon 15 days prior notice to the New Hampshire Insurance Commissioner and if its surplus with regard to policyholders following the payment to shareholders will be adequate and could not lead the insurer to a hazardous financial condition. Extraordinary dividends generally require 30 days notice to and non-disapproval of the Insurance Commissioner before being declared. An extraordinary dividend includes a dividend whose fair market value, together with that of other dividends or distributions made within the preceding 12 month-period exceeds 10% of the insurer’s surplus with regards to policyholders as of December 31 of the prior year.

State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. Under the insurance laws of Delaware, New Jersey, Arkansas and New Hampshire, the domestic states of our U.S. insurance and reinsurance subsidiaries, any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire beneficial ownership of 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Delaware, New Jersey, Arkansas and New Hampshire Insurance Departments and receive approvals from these Insurance Departments or rebut the presumptions of control before such acquisition.

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

Risk-Based Capital.  U.S. insurers are also subject to risk-based capital (or RBC) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of the company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Our U.S. insurance and reinsurance subsidiaries have satisfied the RBC formula and have exceeded all recognized industry solvency standards. As of December 31, 2008, all of our U.S. insurance and reinsurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

NAIC Ratios.  The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2008, none of our U.S. insurance and reinsurance subsidiaries had an IRIS ratio range warranting any regulatory action.

Surplus Lines Regulation.  The regulation of our U.S. subsidiaries excess and surplus lines insurers differs significantly from their regulation as licensed or authorized insurers. These companies are subject to the surplus lines regulation and reporting requirements of the jurisdictions in which there are eligible to write surplus lines primary insurance. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage through specially licensed surplus lines brokers for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. In particular, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and state insurance regulations generally require that a risk be declined by three licensed insurers before it may be placed in the surplus lines market. Initial eligibility requirements and annual re-qualification standards and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Darwin Select Insurance Company, which conduct business on a surplus lines basis in a particular state, are generally exempt from that state’s guaranty fund laws and from participation in its involuntary pools. Although surplus lines business is generally less regulated than the admitted market, strict regulations apply to surplus lines placements under the laws of every state, and the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that would result in increased oversight and regulation of surplus lines insurance.

Federal Initiatives.  Although the U.S. federal government typically does not directly regulate the business of insurance, federal initiatives often have an impact on the insurance industry. Congress has considered over the past year various proposals relating to potential surplus lines regulation, reinsurance regulation, the creation of an optional federal charter and changes to taxation of reinsurance premiums paid to non-U.S. affiliates. None of these proposals were adopted by the 110th Congress before it adjourned; however, they may be reintroduced in the 111th Congress now in session. Additionally some members of the U.S. House of Representatives have called for the recently-appointed Treasury Secretary unilaterally to create an insurance oversight office within the Treasury Department or assign a high level Treasury Department appointee with insurance duties to provide oversight and expertise at the federal level and provide policymakers with insight into issues regarding the insurance market as reform is contemplated. The new Presidential administration and Congress are also discussing federal financial regulatory reforms, and such reforms may include additional federal regulation of insurance. We believe the 111th Congress could adopt laws and/or regulations with respect to insurance, and we anticipate that these developments could impact our operations and financial condition. We are unable to predict what laws and regulations will be proposed or adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

In 2002, former President George W. Bush signed TRIA into law. TRIA provides for the federal government to share with the insurance industry the risk of loss arising from future acts of terrorism. Participation in the program for U.S. commercial property and casualty insurers is mandatory. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for specified commercial insurance lines from the previous calendar year. Prior to 2008, the federal backstop covered 85% of losses in excess of the company deductible subject to an annual cap of $100 billion. While TRIA appears to provide the property and casualty sector with an increased ability to withstand the effect of potential terrorist events, any company’s results of operations or equity could nevertheless be materially adversely impacted, in light of the unpredictability of the nature, severity or frequency of such potential events. TRIA was originally scheduled to expire at the end of 2005, but President Bush signed the TRIA Extension of 2005 into law on December 22, 2005, which extended TRIA, with some amendments, through December 31, 2007. TRIA was again extended by President Bush on December 26, 2007 when he signed into law the TRIA Extension of 2007. The TRIA Extension of 2007 reauthorized TRIA through December 31, 2014. The TRIA Extension of 2007 is substantially similar to the original TRIA and the TRIA Extension of 2005. One notable difference was the revised definition of an “act of terrorism.” Prior to the TRIA Extension of 2007, TRIA and the TRIA Extension of 2005 applied only to acts of terrorism carried out on behalf of foreign persons or interests. Under the TRIA Extension of 2007, the definition of “acts of terrorism” has been expanded to include “domestic terrorism,” which could impact insurance coverage and have an adverse effect on our clients, the industry and us. There is also no assurance that TRIA will be extended beyond 2014 on either a temporary or permanent basis and its expiration could have an adverse effect on our clients, the industry or us.

Available Information

We maintain our principal website at www.awac.com, with certain product-related information also being available at www.darwinpro.com. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K.

We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating & Corporate Governance Committee Charter, Corporate Governance Guidelines, Code of Ethics for CEO and Senior Financial Officers and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Allied World Assurance Company Holdings, Ltd, 27 Richmond Road, Pembroke HM 08, Bermuda, attention Wesley D. Dupont, Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Annual Report on Form 10-K and other documents we file with the SEC include the following:

Risks Related to Our Company

Downgrades or the revocation of our financial strength ratings would affect our standing among brokers and customers and may cause our premiums and earnings to decrease significantly.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Each rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. The ratings are neither an evaluation directed to our investors nor a recommendation to buy, sell or hold our securities. For the financial strength rating of each of our principal operating subsidiaries, please see Item 1 “Business — Our Financial Strength Ratings”. If the rating of any of our subsidiaries is revised downward or revoked, our competitive position in the insurance and reinsurance industry may suffer, and it may be more difficult for us to market our products. Specifically, any revision or revocation of this kind could result in a significant reduction in the number of insurance and reinsurance contracts we write and in a substantial loss of business as customers and brokers that place this business move to competitors with higher financial strength ratings.

Additionally, it is common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the portion of our obligations if our insurance subsidiaries are downgraded below an A- by either A.M. Best or Standard & Poor’s. Whether a ceding company would exercise the cancellation right (and, in the case of Allied World Reinsurance Company, as described in the paragraph below, the right to require the posting of security) would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which these rights would be exercised, if at all, or what effect any such cancellations or security postings would have on our financial condition or future operations, but such effect could be material.

For example, if all ceding companies for which we have in force business as of December 31, 2008 were to exercise their cancellation rights or require the posting of security, the estimated impact could result in the return of premium, the commutation of loss reserves, the posting of additional collateral or a combination thereof, the notional value of which could be approximately $275 million.

Our U.S. reinsurance subsidiary, Allied World Reinsurance Company, does not typically post security for the reinsurance contracts it writes. In addition to the cancellation right discussed above, should the company’s A.M. Best rating or Standard & Poor’s rating be downgraded below A-, some ceding companies would have the right to require Allied World Reinsurance Company post security for its portion of the obligations under such contracts. If this were to occur, Allied World Reinsurance Company may not have the liquidity to post security as stipulated in such reinsurance contracts.

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

To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital. Our results for the year ended December 31, 2008 included $330.5 million and $50.4 million of favorable (i.e., a loss reserve decrease) and adverse development (i.e., a loss reserve increase), respectively, of reserves relating to losses incurred for prior loss years. In comparison, for the year ended December 31, 2007, our results included $264.4 million and $123.3 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years. Our results for the year ended December 31, 2006 included $135.9 million and $25.2 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years.

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

The risk models we use to quantify catastrophe exposures and risk accumulations may prove inadequate in predicting all outcomes from potential catastrophe events.

We use widely accepted and industry-recognized catastrophe risk modeling programs to help us quantify our aggregate exposure to any one event. As with any model of physical systems, particularly those with low frequencies of occurrence and potentially high severity of outcomes, the accuracy of the model’s predictions is largely dependant on the accuracy and quality of the data provided in the underwriting process. These models do not anticipate all potential perils or events that could result in a catastrophic loss to us. Furthermore, it is often difficult for models to anticipate and incorporate events that have not been experienced during or as a result of prior catastrophes. Accordingly, it is possible for us to be subject to events or contingencies that have not been anticipated by our catastrophe risk models and which could have a material adverse effect on our reserves and results of operations.

We could face losses from terrorism, political unrest and pandemic diseases.

We have exposure to losses resulting from acts of terrorism and political instability. Although we generally exclude acts of terrorism from our property insurance policies and property reinsurance treaties where practicable, we provide coverage in circumstances where we believe we are adequately compensated for assuming those risks. A pandemic disease could also cause us to suffer significantly increased insurance losses on a variety of coverages we offer. Our reinsurance protections may only partially offset these losses. Moreover, even in cases where we seek to exclude coverage, we may not be able to completely eliminate our exposure to these events. It is impossible to predict the timing or severity of these events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. We could also suffer losses from a disruption of our business operations and our investments may suffer a decrease in value due to the occurrence of any of these events. To the extent we suffer losses from these risks, such losses could be significant.

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

A prolonged recession and other adverse consequences as a result of the significant turmoil in the U.S. and international financial markets could harm our business, our liquidity and financial condition, and our share price.

The U.S. and international financial markets have been severely disrupted. These conditions, including the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Continued volatility in the U.S. and other securities markets may also adversely affect our share price.

We may be impacted by claims relating to the current financial market turmoil, including subprime and other credit and insurance exposures.

We write corporate directors and officers, errors and omissions and other insurance coverages for financial institutions and financial services companies. We also write liability coverages for fiduciaries of pension funds. In addition, we also reinsure other insurance companies that write these types of coverages. The financial institutions and financial services segment has been particularly impacted by the current financial market turmoil. As a result, this industry segment has been the subject of heightened scrutiny and in some cases investigations by regulators with respect to the industry’s actions as they relate to subprime mortgages, collateralized debt obligations, structured investment vehicles, swap and derivative transactions and executive compensation. During this time, a number of U.S. and international financial institutions, insurance companies and other companies have failed, been acquired under distressed circumstances, become reliant upon the central governments of their jurisdictions for financial assistance to remain solvent and/or suffered significant declines in their stock price. Additionally, there have been allegations of fraud, most notably being the claims alleged against the founder and chief executive officer of Bernard L. Madoff Investment Securities LLC that may reportedly result in losses to the investors of such fund as high as $50 billion. These events may give rise to increased litigation, including class action suits, which may involve our insureds. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

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

Allied World Assurance Company, Ltd is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to the insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. Allied World Assurance Company, Ltd uses trust accounts and has access to up to $1.7 billion in letters of credit under two letter of credit facilities. The letter of credit facilities impose restrictive covenants, including restrictions on asset sales, limitations on the incurrence of certain liens and required collateral and financial strength levels. Violations of these or other covenants could result in the suspension of access to letters of credit or such letters of credit becoming due and payable. Our access to our existing letter of credit facilities is dependent on the ability of the banks that are parties to these facilities to meet their commitments. Our $900 million letter of credit facility with Citibank Europe plc is on an uncommitted basis, which means Citibank Europe has agreed to offer us up to $900 million in letters of credit, but they are not contractually obligated for that full amount. The lenders under our letter of credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity. If these letter of credit facilities are not sufficient or drawable or if Allied World Assurance Company, Ltd is unable to renew either or both of these facilities or to arrange for trust accounts or other types of security on commercially acceptable terms, its ability to provide reinsurance to U.S.-domiciled insurers may be severely limited.

In addition, security arrangements with ceding insurers may subject our assets to security interests or may require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities and the investment regulations of the state of domicile of the ceding insurer, which generally regulate the amount and quality of investments permitted and which may be more restrictive than the investment regulations applicable to us under Bermuda law, and in the case of Allied World Reinsurance Company, U.S. law. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability.

We depend on a small number of brokers for a large portion of our revenues. The loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. For the year ended December 31, 2008, our top three brokers represented approximately 64% of our gross premiums written. Marsh & McLennan Companies, Inc., Aon Corporation (including Benfield Group Ltd.) and Willis Group Holdings Ltd were responsible for the distribution of approximately 28%, 26% and 10%, respectively, of our gross premiums written for the year ended December 31, 2008. Loss of all or a substantial portion of the business provided by any one of those brokers could have a material adverse effect on our financial condition and results of operations.

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

In addition, the current financial market turmoil may significantly adversely affect the ability of our reinsurers and retrocessionaires to meet their obligations to us. A reinsurer’s insolvency, or inability or refusal to make payments under a reinsurance or retrocessional reinsurance agreement with us, could have a material adverse effect on our financial condition and results of operations because we remain liable to the insured under the corresponding coverages written by us.

Our investment performance may adversely affect our financial performance and ability to conduct business.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Ongoing conditions in the U.S. and international financial markets have and could continue to adversely affect our investment portfolio. For the year ended December 31, 2008, we have taken significant realized investment losses of $272.9 million from the sale of fixed income securities, mark-to-market adjustments on our hedge-fund investments and other-than-temporary impairment charges. Depending on market conditions, we could incur additional losses in future periods, which could have a material adverse impact on our financial condition, results of operations and business.

Our investment portfolio is managed by professional investment management firms in accordance with the investment guidelines approved by the investment committee of the board of directors. Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk, and credit and default risk. Additionally, with respect to some of our investments, we are subject to pre-payment or reinvestment risk. We may invest up to 20% of our investment portfolio in alternative investments, including public and private equities, preferred equities and hedge funds. As a result, we may be subject to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

Because of the unpredictable nature of losses that may arise under insurance or reinsurance policies written by us, our liquidity needs could be substantial and may arise at any time. To the extent we are unsuccessful in managing our investment portfolio within the context of our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, and we may have difficulty in liquidating some of our alternative investments due to restrictions on redemptions noted above. This could have a material adverse effect on the performance of our investment portfolio. If our liquidity needs or general liability profile unexpectedly change, we may not be successful in continuing to structure our investment portfolio in its current manner. In addition, investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.

While we maintain an investment portfolio with instruments rated highly by the recognized rating agencies, there are no assurances that these high ratings will be maintained. The past year has seen bankruptcy filings by companies with highly-rated debt just prior to the time of such bankruptcy filing. The assignment of a high credit rating does not preclude the potential for the risk of default on any investment instrument.

Any increase in interest rates and/or credit spread levels could result in significant losses in the fair value of our investment portfolio.

Our investment portfolio contains interest-rate-sensitive instruments that may be adversely affected by changes in interest rates. Fluctuations in interest rates affect our returns on fixed income investments. Generally, investment income will be reduced during sustained periods of lower interest rates as higher-yielding fixed income securities are called, mature or are sold and the proceeds reinvested at lower rates. During periods of rising interest rates, prices of fixed income securities tend to fall and realized gains upon their sale are reduced. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. We may not be able to effectively mitigate interest rate sensitivity. In particular, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have a material adverse effect on our results of operations. Additionally, changes in the credit spread (the difference in the percentage yield) between U.S. Treasury securities and non-U.S. Treasury securities may negatively impact our investment portfolio as we may not be able to effectively mitigate credit spread sensitivity. In particular, a significant increase in credit spreads could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have a material adverse effect on our results of operations.

In addition, our investment portfolio includes U.S. government agency and non-agency commercial and residential mortgage-backed securities. As of December 31, 2008, mortgage-backed securities constituted approximately 30.5% of the fair market value of our total investments and cash and cash equivalents, of which 20.2% of the fair market value was invested in U.S. government agency mortgage-backed securities. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are generally prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of rising interest rates, mortgage-backed securities may have declining levels of prepayments, extending their maturity and duration, thereby negatively impacting the security’s price.

Delinquencies, defaults and losses with respect to non-agency commercial and residential mortgage loans have increased and may continue to increase at least through 2009. In addition, residential property values in many states have declined, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. The potential negative impact of these events may be most acute in bonds backed by subprime or Alt-A borrowers. As of December 31, 2008, our mortgage-backed securities that have exposure to subprime mortgages and our Alt-A investments were limited to $1.5 million and $14.2 million, respectively, or less than 1% of our total investments and cash and cash equivalents.

Additionally as of December 31, 2008, commercial mortgage-backed securities constituted 6.9% of the fair market value of our total investments and cash and cash equivalents. While delinquencies, defaults and losses have been slower to materialize in the commercial sector than in the residential sector, we believe that the next 12 to 24 months may see increasing problems for the commercial real estate market, and therefore the commercial mortgage-backed securities sector. We expect this to be most acute in recent transactions, particularly those occurring in 2007 and 2008. As of December 31, 2008, our exposure to these recent commercial mortgage-backed securities transactions accounted for less than 1% of our total investments and cash and cash equivalents.

Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity investments, which are reported at fair value on our consolidated balance sheets, represented the majority of our total investments and cash and cash equivalents. During periods of market disruptions, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, the valuation of a greater number of securities in our investment portfolio may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially affect the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.

The determination of the impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.

The determination of the impairments taken on our investments varies by investment type and is based upon our periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Management updates its evaluations quarterly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could have a material effect on our financial condition or results of operations. Historical trends may not be indicative of future impairments.

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

Our future capital requirements depend on many factors, including our ability to write new business and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. The current financial market crisis has created unprecedented uncertainty in the equity and credit markets and has affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us. In the case of equity financing, dilution to our shareholders could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

Conflicts of interests may arise because affiliates of certain of our principal shareholders have continuing agreements and business relationships with us, and our principal shareholders may compete with us in several of our business lines.

Affiliates of certain of our principal shareholders engage in transactions with our company. Affiliates of the Goldman Sachs Funds serve as investment managers for a majority of our investment portfolio. The interests of these affiliates conflict with the interests of our company. Affiliates of our principal shareholders, AIG (which holds a warrant to purchase two million of our common shares) and Chubb, are also customers of our company.

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

The acquisition of Darwin involves the integration of two companies that have previously operated independently. The two companies have and will continue to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect our business, results of operations, financial condition and share price. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether Darwin’s and our businesses are integrated in an efficient and effective manner, and general competitive factors in the marketplace. We may experience unanticipated difficulties or expenses in connection with integrating these businesses, including:

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

If a program administrator were to exceed its underwriting authority or otherwise breach obligations owed to us, we could be adversely affected.

We write a portion of our U.S. insurance business through relationships with program administrators, under contracts pursuant to which we authorize such program administrators to underwrite and bind business on our behalf, within guidelines we prescribe. In this structure, we rely on controls incorporated in the provisions of the program administration agreement, as well as on the administrator’s internal controls, to limit the risks insured to those which are within the prescribed parameters. Although we monitor program administrators on an ongoing basis, our monitoring efforts may not be adequate or our program administrators could exceed their underwriting authorities or otherwise breach obligations owed to us. We are liable to policyholders under the terms of policies underwritten by program administrators, and to the extent such administrators exceed their authorities or otherwise breach their obligations to us, our financial condition and results of operations could be material adversely affected.

If we experience difficulties with our information technology and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected.

We rely heavily on the successful, uninterrupted functioning of our information technology (“IT”) and telecommunications systems. Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies, paying claims, performing actuarial and other modeling functions. In addition, we are now operating our proprietary i-bind online submission platform that we obtained as part of the acquisition of Darwin. A failure of our IT and telecommunication systems or the termination of third-party software licenses we rely on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. Computer viruses, hackers and other external hazards could expose our IT and data systems to security breaches. If we do not maintain adequate IT and telecommunications systems, we could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, litigation exposures and increased administrative expenses. As a result, our ability to conduct our business might be adversely affected.

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

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed and the court is deciding whether to extend the current stay during the pendency of an appeal filed by the class action plaintiffs with the Third Circuit Court of Appeals. At this point, it is not possible to predict its outcome, the company does not, however, currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

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

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of underwriting capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. The occurrence, or non-occurrence, of catastrophic events, the frequency and severity of which are unpredictable, affects both industry results and consequently prevailing market prices for certain of our products. As a result of these factors, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permit favorable premium rates and policy terms and conditions. Increases in the supply of insurance and reinsurance may have adverse consequences for us, including fewer policies and contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

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

Our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States and the United Kingdom. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.

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

Our Bermuda insurance subsidiary, Allied World Assurance Company, Ltd, is registered as a Class 4 Bermuda insurance and reinsurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders or noteholders. Among other things, those statutes and regulations:

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

Our U.S. insurance and reinsurance subsidiaries, Allied World Assurance Company (U.S.) Inc. and Darwin National Assurance Company, each a Delaware domiciled subsidiary, Allied World National Assurance Company, a New Hampshire domiciled subsidiary, Allied World Reinsurance Company, a New Jersey domiciled subsidiary, and Darwin Select Insurance Company and Vantapro Specialty Insurance Company, each an Arkansas domiciled subsidiary, are subject to the statutes and regulations of their relevant state of domicile as well as any other state in the United States where they conduct business. In the states where the companies are admitted, the companies must comply with all insurance laws and regulations, including insurance rate and form requirements. Insurance laws and regulations may vary significantly from state to state. In those states where the companies act as surplus lines carriers, the states’ regulation focuses mainly on the company’s solvency.

Allied World Assurance Company (Europe) Limited, an Irish domiciled insurer, operates within the European Union non-life insurance legal and regulatory framework as established under the Third Non-Life Directive of the European Union. Allied World Assurance Company (Europe) Limited is required to operate in accordance with the provisions of the Irish Insurance Acts 1909-2000; the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004; all statutory instruments made thereunder; all statutory instruments relating to insurance made under the European Communities Acts 1972 to 2007; and the requirements of the Irish Financial Regulator.

Allied World Assurance Company (Reinsurance) Limited, an Irish domiciled reinsurer, is regulated by the Irish Financial Regulator pursuant to the provisions of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and operates branches in London, England and Zug, Switzerland. Pursuant to the provisions of these regulations, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other European Union member states either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment).

Our Bermuda entities could become subject to regulation in the United States.

None of our Bermuda entities is licensed or admitted as an insurer, nor is any of them accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2008, more than 85% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

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

In addition, our U.S. and Irish insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay any dividends.

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

Other legislative, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by U.S. federal and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Governmental authorities in the United States and worldwide seem increasingly interested in the potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful, new risks posed by the insurance and reinsurance industry, and while we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations.

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	expand the scope of coverage under existing policies;

•	increasingly mandate the terms of insurance and reinsurance policies;

•	establish a new federal insurance regulator or financial industry systemic risk regulator;

•	revise laws and regulations under which we operate, including a potential change to U.S. tax laws to disallow the current tax deduction for reinsurance premiums paid by our U.S. subsidiaries to our Bermuda insurance subsidiary with respect to U.S.-based risks; or

•	disproportionately benefit the companies of one country over those of another.

We are incorporated in Bermuda and are therefore subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including imposition of tax liability or increased regulatory supervision or change in regulation. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the United States and in various states within the United States. We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal insurance subsidiary is domiciled in, and operates exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position with respect to its regulatory initiatives, which could adversely impact us commercially.

Our business could be adversely affected by Bermuda employment restrictions.

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

As of February 23, 2009, we had 49,169,113 common shares outstanding. Up to an additional 4,770,637 common shares may be issuable upon the vesting and exercise of outstanding stock options, restricted stock units (“RSUs”), performance based equity awards and shares eligible for purchase under our employee share purchase plan. In addition, our principal shareholders and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”), for sale to the public. Our principal shareholders may also request that we remove the restrictive legend on their common shares to enable them to sell such shares under Rule 144 of the Securities Act. Following any registration of this type or restrictive legend removal, the common shares to which the registration or removal relates will be freely transferable. We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan, the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan, the Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan and the Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan. Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.

Our Bye-laws contain restrictions on ownership, voting and transfers of our common shares.

Under our Second Amended and Restated Bye-laws (the “Bye-laws”), our directors (or their designees) in their sole and absolute discretion, may decline to register any transfer of common shares that would result in a U.S. person owning our common shares and shares of any other class or classes, in excess of certain prescribed limitations. These limitations take into account attribution and constructive ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”), and beneficial ownership rules under the Exchange Act. Similar restrictions apply to our ability to issue or repurchase shares. Our directors (or their designees), in their sole and absolute discretion, may also decline to register the transfer of any common shares if they have reason to believe that (1) the transfer could expose us or any of our subsidiaries, any shareholder or any person insured or reinsured by us, to, or materially increase the risk of, material adverse tax or regulatory treatment in any jurisdiction; or (2) the transfer is required to be registered under the Securities Act or under the securities laws of any state of the United States or any other jurisdiction, and such registration has not occurred. These restrictions apply to a transfer of common shares even if the transfer has been executed on the New York Stock Exchange. Any person wishing to transfer common shares will be deemed to own the shares for dividend, voting and reporting purposes until the transfer has been registered on our register of members. We are authorized to request information from any holder or prospective acquiror of common shares as necessary to give effect to the transfer, issuance and repurchase restrictions described above, and may decline to effect that kind of transaction if complete and accurate information is not received as requested.

Our Bye-laws also contain provisions relating to voting powers that may cause the voting power of certain shareholders to differ significantly from their ownership of common shares. Our Bye-laws specify the voting rights of any owner of shares to prevent any person from owning, beneficially, constructively or by attribution, shares carrying 10% or more of the total voting rights attached to all of our outstanding shares. Because of the attribution and constructive ownership provisions of the Code, and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder even if that shareholder does not directly or indirectly hold 10% or more of the total combined voting power of our company. Further, our directors (or their designees) have the authority to request from any shareholder specified information for the purpose of determining whether that shareholder’s voting rights are to be reduced. If a shareholder fails to respond to this request or submits incomplete or inaccurate information, the directors (or their designees) have the discretion to disregard all votes attached to that shareholder’s shares. No person, including any of our current shareholders, may exercise 10% or more of our total voting rights. To our knowledge, as of this date, none of our current shareholders is anticipated to own 10% or more of the total voting rights attached to all of our outstanding shares after giving effect to the voting cutback.

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

For example, the following provisions in our Bye-laws could have such an effect:

•	the election of our directors is staggered, meaning that members of only one of three classes of our directors are elected each year, thus limiting your ability to replace directors,

•	our shareholders have a limited ability to remove directors,

•	the total voting power of any shareholder beneficially owning 10% or more of the total voting power of our voting shares will be reduced to less than 10% of the total voting power. Conversely, shareholders owning less than 10% of the total voting power may gain increased voting power as a result of these cutbacks,

•	our directors may decline to register a transfer of shares if as a result of such transfer any U.S. person owns 10% or more of our shares by vote or value (other than some of our principal shareholders, whose share ownership may not exceed the percent of our common shares owned immediately after our initial public offering of common shares in July 2006 (“IPO”)),

•	if our directors determine that share ownership of any person may result in a violation of our ownership limitations, our board of directors has the power to force that shareholder to sell its shares and

•	our board of directors has the power to issue preferred shares without any shareholder approval, which effectively allows the board to dilute the holdings of any shareholder and could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

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

Our company is a Bermuda company and it may be difficult for investors to enforce judgments against us or our officers and directors.

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

Before any shareholder acquires 10% or more of the voting shares, either directly or indirectly, of any of our U.S. insurance subsidiaries, that shareholder must file an acquisition statement with and obtain prior approval from the domiciliary insurance commissioner of the respective company.

Risks Related to Taxation

U.S. taxation of our non-U.S. companies could materially adversely affect our financial condition and results of operations.

We believe that our non-U.S. companies, including our Bermuda and Irish companies, have operated and will operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, we cannot assure you that the U.S. Internal Revenue Service (the “IRS”) will not contend that a non-U.S. company is engaged in a U.S. trade or business. If any of the non-U.S. companies are engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business. In addition, a U.S. federal branch profits tax at the rate of 30% will be imposed on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of investment income of such company, as computed under Section 842 of the Code, requiring that a foreign company carrying on a U.S. insurance or reinsurance business have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risks insured or reinsured by such company, may be subject to U.S. federal income and branch profits taxes.

If Allied World Assurance Company, Ltd, our Bermuda insurance subsidiary, or any Bermuda insurance subsidiary we form or acquire in the future is engaged in a U.S. trade or business and qualifies for benefits under the United States-Bermuda tax treaty, U.S. federal income taxation of such subsidiary will depend on whether (i) it maintains a U.S. permanent establishment and (ii) the relief from taxation under the treaty generally applies to non-premium income. We believe that our Bermuda insurance subsidiary has operated and will continue to operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether an insurance company maintains a U.S. permanent establishment is inherently factual. Therefore, we cannot assure you that the IRS will not successfully assert that our Bermuda insurance subsidiary maintains a U.S. permanent establishment. In such case, our Bermuda insurance subsidiary will be subject to U.S. federal income tax at regular corporate rates and branch profit tax at the rate of 30% with respect to its income attributable to the permanent establishment. Furthermore, although the provisions of the treaty clearly apply to premium income, it is uncertain whether they generally apply to other income of a Bermuda insurance company. Therefore, if a Bermuda insurance subsidiary of our company qualifies for benefits under the treaty and does not maintain a U.S. permanent establishment but is engaged in a U.S. trade or business, and the treaty is interpreted not to apply to income other than premium income, such subsidiary will be subject to U.S. federal income and branch profits taxes on its investment and other non-premium income as described in the preceding paragraph.

If any of Allied World Assurance Holdings (Ireland) Ltd or our Irish companies are engaged in a U.S. trade or business and qualifies for benefits under the Ireland-United States income tax treaty, U.S. federal income taxation of such company will depend on whether it maintains a U.S. permanent establishment. We believe that each such company has operated and will continue to operate its business in a manner that will not cause it to maintain a

U.S. permanent establishment. However, the determination of whether a non-U.S. company maintains a U.S. permanent establishment is inherently factual. Therefore, we cannot assure you that the IRS will not successfully assert that any of such companies maintains a U.S. permanent establishment. In such case, the company will be subject to U.S. federal income tax at regular corporate rates and branch profits tax at the rate of 5% with respect to its income attributable to the permanent establishment.

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

Our U.S. subsidiaries reinsure a significant portion of their insurance policies with Allied World Assurance Company, Ltd. While we believe that the terms of these reinsurance arrangements are arm’s length, we cannot assure you that the IRS will not successfully assert that the payments made by the U.S. subsidiaries with respect to such arrangements exceed arm’s length amounts. In such case, our U.S. subsidiaries will be treated as realizing additional income that may be subject to additional U.S. income tax, possibly with interest and penalties. Such excess amount may also be deemed to have been distributed as dividends to the indirect parent of the U.S. subsidiaries, Allied World Assurance Holdings (Ireland) Ltd, in which case this deemed dividend will also be subject to a U.S. federal withholding tax of 5%, assuming that the parent is eligible for benefits under the United States-Ireland income tax treaty (or a withholding tax of 30% if the parent is not so eligible). If any of these U.S. taxes are imposed, our financial condition and results of operations could be materially adversely affected.

You may be subject to U.S. income taxation with respect to income of our non-U.S. companies and ordinary income characterization of gains on disposition of our shares under the controlled foreign corporation (“CFC”) rules.

We believe that U.S. persons holding our shares should not be subject to U.S. federal income taxation with respect to income of our non-U.S. companies prior to the distribution of earnings attributable to such income or ordinary income characterization of gains on disposition of shares on the basis that such persons should not be “United States shareholders” subject to the CFC rules of the Code. Generally, each “United States shareholder” of a CFC will be subject to (i) U.S. federal income taxation on its ratable share of the CFC’s subpart F income, even if the earnings attributable to such income are not distributed, provided that such “United States shareholder” holds directly or through non-U.S. entities shares of the CFC; and (ii) potential ordinary income characterization of gains from the sale or exchange of the directly owned shares of the non-U.S. corporation. For these purposes, any U.S. person who owns directly, through non-U.S. entities, or under applicable constructive ownership rules, 10% or more of the total combined voting power of all classes of stock of any non-U.S. company will be considered to be a “United States shareholder.” Although our non-U.S. companies may be or become CFCs and certain of our principal U.S. shareholders currently own 10% or more of our common shares, for the following reasons we believe that no U.S. person holding our shares directly, or through non-U.S. entities, should be a “United States shareholder.” First, our Bye-laws provide that if a U.S. person (including any principal shareholder) owns directly or through non-U.S. entities any of our shares, the number of votes conferred by the shares owned directly, indirectly or under applicable constructive ownership rules by such person will be less than 10% of the aggregate number of votes conferred by all issued shares of Allied World Assurance Company Holdings, Ltd. Second, our Bye-laws restrict issuance, conversion, transfer and repurchase of the shares to the extent such transaction would cause a U.S. person holding directly or through non-U.S. entities any of our shares to own directly, through non-U.S. entities or under applicable constructive ownership rules shares representing 10% or more of the voting power in Allied World Assurance Company Holdings, Ltd. Third, our Bye-laws and the bye-laws of our non-U.S. subsidiaries require (i) the board of directors of Allied World Assurance Company, Ltd to consist only of persons who have been elected as directors of Allied World Assurance Company Holdings, Ltd (with the number and classification of directors of Allied World Assurance Company, Ltd being identical to those of Allied World Assurance Company Holdings, Ltd) and (ii) the board of directors of each other non-U.S., non-Bermuda insurance subsidiary of Allied World Assurance Company Holdings, Ltd to consist only of persons approved by our shareholders as persons eligible to be elected as directors of such subsidiary. Therefore, U.S. persons holding our shares should not be subject to the CFC rules of the Code (except that a U.S. person may be subject to the ordinary income characterization of gains on disposition of shares if such person owned 10% or more of our total voting power solely under the applicable constructive ownership rules at any time during the 5-year period ending on the date of the disposition when we were a CFC). We cannot assure you, however, that the Bye-law provisions referenced in this paragraph will operate as intended or that we will be otherwise successful in preventing a U.S. person from exceeding, or being deemed to exceed, these voting limitations. Accordingly, U.S. persons who hold our shares directly or through non-U.S. entities should consider the possible application of the CFC rules.

You may be subject to U.S. income taxation under the related person insurance income (“RPII”) rules.

Our non-U.S. insurance subsidiaries currently insure and reinsure and are expected to continue to insure and reinsure directly or indirectly certain of our U.S. shareholders and persons related to such shareholders. We believe that U.S. persons that hold our shares directly or through non-U.S. entities will not be subject to U.S. federal income taxation with respect to the income realized in connection with such insurance and reinsurance prior to distribution of earnings attributable to such income on the basis that RPII, determined on a gross basis, realized by each non-U.S. insurance subsidiary will be less than 20% of its gross insurance income in each taxable year. We currently monitor and will continue to monitor the amount of RPII realized and, when appropriate, will decline to write primary insurance and reinsurance for our U.S. shareholders and persons related to such shareholders. However, we cannot assure you that the measures described in this paragraph will operate as intended. In addition, some of the factors that determine the extent of RPII in any period may be beyond our knowledge or control. For example, we may be considered to insure indirectly the risk of our shareholder if an unrelated company that insured such risk in the first instance reinsures such risk with us. Therefore, we cannot assure you that we will be successful in keeping the RPII realized by the non-U.S. insurance subsidiaries below the 20% limit in each taxable year. Furthermore, even if we are successful in keeping the RPII below the 20% limit, we cannot assure you that we will be able to establish that fact to the satisfaction of the U.S. tax authorities. If we are unable to establish that the RPII of any non-U.S. insurance subsidiary is less than 20% of that subsidiary’s gross insurance income in any taxable year, and no other exception from the RPII rules applies, each U.S. person who owns our shares, directly or through non-U.S. entities, on the last day of the taxable year will be generally required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately to U.S. holders at that date, regardless of whether that income was actually distributed.

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

The rules governing the taxation of foreign companies operating in the United Kingdom through a branch or agency were amended by the Finance Act 2003. The current rules apply to the accounting periods of non-U.K. resident companies which start on or after January 1, 2003. Accordingly, a non-U.K. resident company will only be subject to U.K. corporation tax if it carries on a trade in the United Kingdom through a permanent establishment in the United Kingdom. In that case, the company is, in broad terms, taxable on the profits and gains attributable to the permanent establishment in the United Kingdom. Broadly a company will have a permanent establishment if it has a fixed place of business in the United Kingdom through which the business of the company is wholly or partly carried on or if an agent acting on behalf of the company has and habitually exercises authority in the United Kingdom to do business on behalf of the company. Each of our companies, other than Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited (which have established branches in the United Kingdom), currently intend to operate in such a manner so that none of our companies, other than Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited, carry on a trade through a permanent establishment in the United Kingdom.

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, has given Allied World Assurance Company Holdings, Ltd and each of its Bermuda subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to such entities or their operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease office space in Bermuda (which houses our corporate headquarters), Europe, Hong Kong and the United States for the operation of our property, casualty and reinsurance segments. Except for our office space in Bermuda, which has 13 years remaining on the lease term, our leases have remaining terms ranging from two months to approximately ten years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 15 of the notes to the consolidated financial statements in the Form 10-K.

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

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed and the court is deciding whether to extend the current stay during the pendency of an appeal filed by the class action plaintiffs with the Third Circuit Court of Appeals. At this point, it is not possible to predict its outcome, the company does not, however, currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

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

	High	Low

2008:
First quarter	$50.24	$38.29
Second quarter	$46.82	$39.08
Third quarter	$42.93	$34.67
Fourth quarter	$40.60	$21.00
2007:
First quarter	$46.50	$40.87
Second quarter	$52.00	$42.10
Third quarter	$52.37	$42.75
Fourth quarter	$53.48	$43.44

On February 23, 2009, the last reported sale price for our common shares was $37.52 per share. At February 23, 2009, there were 75 holders of record of our common shares. At February 23, 2009, there were approximately 57,000 beneficial holders of our common shares.

During the year ended December 31, 2008, we declared a regular quarterly dividend of $0.18 per common share during each quarter. During the year ended December 31, 2007, we declared a regular quarterly dividend of $0.15 per common share during for the first, second and third quarters, and a regular quarterly dividend of $0.18 per common share for the fourth quarter. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1 “Business — Regulatory Matters” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements” and Note 16 of the notes to consolidated financial statements included in this Form 10-K.

We did not purchase any of our common shares during the quarter ended December 31, 2008.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the period beginning on July 11, 2006 and ending on December 31, 2008, assuming $100 was invested on July 11, 2006. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.	Selected Financial Data.

The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1.A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in millions, except per share amounts and ratios)

Summary Statement of Operations Data:
Gross premiums written	$1,445.6	$1,505.5	$1,659.0	$1,560.3	$1,708.0

Net premiums written	$1,107.2	$1,153.1	$1,306.6	$1,222.0	$1,372.7

Net premiums earned	$1,117.0	$1,159.9	$1,252.0	$1,271.5	$1,325.5
Net investment income	308.8	297.9	244.4	178.6	129.0
Net realized investment (losses) gains	(272.9)	(7.6)	(28.7)	(10.2)	10.8
Other income	0.7	—	—	—	—
Net losses and loss expenses	641.1	682.3	739.1	1,344.6	1,013.4
Acquisition costs	112.6	119.0	141.5	143.4	170.9
General and administrative expenses	186.6	141.6	106.1	94.3	86.3
Interest expense	38.7	37.8	32.6	15.6	—
Foreign exchange (gain) loss	(1.4)	(0.8)	0.6	2.2	(0.3)
Income tax (recovery) expense	(7.6)	1.1	5.0	(0.4)	(2.2)

Net income (loss)	$183.6	$469.2	$442.8	$(159.8)	$197.2

Per Share Data:
Earnings (loss) per share(1):
Basic	$3.75	$7.84	$8.09	$(3.19)	$3.93
Diluted	3.59	7.53	7.75	(3.19)	3.83
Weighted average number of common shares outstanding:
Basic	48,936,912	59,846,987	54,746,613	50,162,842	50,162,842
Diluted	51,147,215	62,331,165	57,115,172	50,162,842	51,425,389
Dividends paid per share	$0.72	$0.63	$0.15	$9.93	—

	Year Ended December 31,
	2008	2007	2006	2005	2004

Selected Ratios:
Loss and loss expense ratio(2)	57.4%	58.8%	59.0%	105.7%	76.5%
Acquisition cost ratio(3)	10.1	10.3	11.3	11.3	12.9
General and administrative expense ratio(4)	16.7	12.2	8.5	7.4	6.5
Expense ratio(5)	26.8	22.5	19.8	18.7	19.4
Combined ratio(6)	84.2	81.3	78.8	124.4	95.9

	As of December 31,
	2008	2007	2006	2005	2004
	($ in millions, except per share amounts)

Summary Balance Sheet Data:
Cash and cash equivalents	$655.8	$202.6	$366.8	$172.4	$190.7
Investments at fair market value	6,157.1	6,029.3	5,440.3	4,687.4	4,087.9
Reinsurance recoverable	888.3	682.8	689.1	716.3	259.2
Total assets	9,072.1	7,899.1	7,620.6	6,610.5	5,072.2
Reserve for losses and loss expenses	4,576.8	3,919.8	3,637.0	3,405.4	2,037.1
Unearned premiums	930.4	811.1	813.8	740.1	795.3
Total debt	742.5	498.7	498.6	500.0	—
Total shareholders’ equity	2,416.9	2,239.8	2,220.1	1,420.3	2,138.5
Book value per share(7):
Basic	$49.29	$45.95	$36.82	$28.31	$42.63
Diluted	46.05	42.53	35.26	28.20	41.58

(1)	Please refer to Note 13 of the notes to consolidated financial statements for the calculation of basic and diluted earnings per share.

(2)	Calculated by dividing net losses and loss expenses by net premiums earned.

(3)	Calculated by dividing acquisition costs by net premiums earned.

(4)	Calculated by dividing general and administrative expenses by net premiums earned.

(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.

(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.

(7)	Basic book value per share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares issued and outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is a non-GAAP financial measure and is defined as total shareholders’ equity available to common shareholders divided by the number of common shares and common share equivalents issued and outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share. Certain warrants and options that were anti-dilutive were excluded from the calculation of the diluted book value per share as of December 31, 2008 and 2005. As of December 31, 2008, the number of options that were anti-dilutive were 487,000. As of December 31, 2005, the number of warrants that were anti-dilutive were 5,873,500.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance lines of business internationally through our insurance subsidiaries or branches based in Bermuda, the United States, Ireland, Switzerland and the United Kingdom. We manage our business through three operating segments: property, casualty and reinsurance. As of December 31, 2008, we had approximately $9.1 billion of total assets, $2.4 billion of shareholders’ equity and $3.2 billion of total capital, which includes shareholders’ equity and outstanding debt.

During the year ended December 31, 2008, we experienced rate declines and increased competition across all of our operating segments. Increased competition has principally resulted from increased capacity in the insurance and reinsurance marketplaces. We believe the trend of decreasing rates may continue into 2009 for certain lines of business as a result of increased competition to retain existing business and to generate new business. For other lines of business, particularly professional liability products for the financial institutions sector, we believe rates have increased and will continue to increase as a result of the ongoing turmoil in the financial and credit markets. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written decreased by $59.9 million, or 4.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Our net income for the year ended December 31, 2008 decreased by $285.6 million, or 60.9%, to $183.6 million compared to $469.2 million for the year ended December 31, 2007. During the year ended December 31, 2008, we were negatively impacted by net losses and loss expenses of $113.3 million related to Hurricanes Gustav and Ike, as well as realized investment losses of $272.9 million, including other-than-temporary impairment charges of $212.9 million.

Recent Developments

Darwin Acquisition

On June 27, 2008, we entered into a definitive merger agreement to acquire Darwin Professional Underwriters, Inc. (“Darwin”). Darwin is a holding company whose subsidiaries are engaged in the executive and professional liability insurance business with an emphasis on coverage for the healthcare industry. The transaction was completed on October 20, 2008 and has been accounted for as a purchase. Under the purchase method of accounting for a business combination, the assets and liabilities of Darwin were recorded at their fair values on the acquisition date. Under the terms of the merger agreement, stockholders of Darwin received $32.00 per share in cash for each share of Darwin common stock in exchange for 100% of their interests in Darwin. Also, each outstanding Darwin stock option became fully vested and was converted into an amount in cash equal to (i) the excess of $32.00 over the exercise price per share of the stock option, multiplied by (ii) the total number of shares of Darwin common stock subject to the stock option. In addition, each outstanding Darwin restricted share became fully vested and was converted into the right to receive $32.00 in cash per restricted share, and each outstanding director share unit was converted to receive $32.00 in cash per share unit. The total cash consideration paid was $558.8 million, including direct costs of the acquisition of $8.5 million, and was paid with available capital. For the period from October 20, 2008 to December 31, 2008, Darwin had gross premiums written of $68.9 million and an underwriting profit (net premiums earned and other income less losses and loss expenses, acquisition costs and general and administrative expenses) of $13.8 million.

Financial Markets

During 2008, there has been significant turmoil in the U.S. and international financial markets, which is likely to persist into 2009. The ability to borrow funds or raise additional capital has become limited as there has been reduced liquidity in the capital markets. These events have impacted us in several ways. First, the market for certain securities has become less active, which has made pricing certain securities difficult and which has had the effect of lowering their fair value. While we have taken significant net realized investment losses of $272.9 million from the sale of fixed income securities, mark-to-market adjustments on our hedge fund investments and other-than-temporary-impairment charges during the year ended December 31, 2008, we believe that our investment portfolio remains well diversified, conservative and of high quality. As of December 31, 2008 we had a net unrealized gain of

$105.6 million included in “accumulated other comprehensive income” in the consolidated balance sheet. As of December 31, 2008, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities, whose average credit rating is AA+ as rated by Standard & Poor’s. Our investment portfolio does not include any real estate, collateralized debt obligations, collateralized loan obligations, or other complex financial structures and a minimal amount of direct investments in common and preferred stock. Our investment portfolio contains no transaction that requires the posting of collateral.

Secondly, the recent events have also impacted us, as well as others in the industry, in the ability to raise additional capital if necessary given the current market conditions. We believe it would be difficult to raise new capital in the current financial markets at reasonable prices. However, we have a credit facility with a syndication of 13 lenders that is comprised of a $400 million secured facility and a $400 million unsecured facility, which expires in 2012. During 2008, we borrowed a principal amount of $243.8 million from the unsecured facility to increase the cash position of the company to preserve its financial flexibility in light of the current uncertainty in the credit markets. We repaid this syndicated loan in February 2009. For more information on our credit facility, please see “— Liquidity and Capital Resources — Restrictions, and Specific Requirements”.

Thirdly, another impact of the turmoil in the financial markets is the ability of insurance companies we compete with to retain business. Several major insurance companies have been severely impacted by the recent events in the financial markets. We believe that such events are likely to have a significant effect on competition and pricing in our industry, although the ultimate impact remains unclear. We continue to analyze how to best position our company to benefit from ongoing competitive developments.

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net realized investment gains or losses include (1) net realized investment gains or losses from the sale of investments, (2) write-downs related to declines in the market value of securities on our available for sale portfolio that were considered to be other than temporary and (3) the change in the fair value of investments that we mark-to-market in the consolidated statements of operations and comprehensive income.

Expenses

Our expenses consist largely of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses incurred are comprised of three main components:

•	losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;

•	outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	IBNR, which are reserves established by us for changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported. The portion recoverable from reinsurers is deducted from the gross estimated loss.

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

General and administrative expenses include personnel expenses including stock-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense, increased rent expense for our U.S. offices, increased professional fees and additional amortization expense for building-related and infrastructure expenditures. We believe this trend will continue into 2009 as we continue to hire additional staff and build our infrastructure, including the addition of Darwin expenses for the full year 2009.

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

Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as “case reserves,” and reserves for IBNR. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. Thus, there is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require judgment because they relate primarily to unreported events that based on industry information, management’s experience and actuarial evaluation can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company. IBNR reserves also relate to reported events that our claims department currently does not believe will reach our attachment point and based on industry information, management’s experience and actuarial evaluation can reasonably be expected to reach our attachment point and are reasonably likely to result in a loss to our company.

IBNR is the estimated liability for (1) changes in the values of claims that have been reported to us but are not yet settled, as well as (2) claims that have occurred but have not yet been reported. Each claim is settled individually based upon its merits, and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for losses and loss expenses include significant estimates for IBNR reserves.

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

Reserves for losses and loss expenses as of December 31, 2008, 2007 and 2006 were comprised of the following:

	As of December 31,
	2008	2007	2006
	($ in millions)

Case reserves	$1,132.9	$963.4	$935.2
IBNR	3,443.9	2,956.4	2,701.8

Reserve for losses and loss expenses	4,576.8	3,919.8	3,637.0
Reinsurance recoverables	(888.3)	(682.8)	(689.1)

Net reserve for losses and loss expenses	$3,688.5	$3,237.0	$2,947.9

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

Our casualty segment includes general liability risks, healthcare and professional liability risks. Claims may be reported or settled several years after the coverage period has terminated for these lines of business (“longer tail lines”), which increases uncertainties of our reserve estimates in such lines. In addition, our attachment points for these longer tail lines are relatively high, making reserving for these lines of business more difficult than shorter tail lines. We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks supplemented by our own experience. For expected loss ratio selections, we are placing greater consideration on our experience supplemented with analysis of trends, rate changes and experience of peer companies.

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

During 2008 and 2007, we adjusted our reliance on actuarial methods utilized for certain lines of business and loss years within our casualty segment from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. Also during 2008, we began adjusting our reliance on actuarial methods utilized for certain other lines of business and loss years within our casualty and reinsurance segments by placing greater reliance on the Bornheutter-Ferguson reported loss method than on the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain lines of business and loss years within our casualty and reinsurance segments is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient historical experience to utilize other acceptable actuarial methodologies.

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

The key assumptions used to arrive at our best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting factors and expected loss ratios are based on a blend of our own experience and industry benchmarks for longer-tailed business and primarily our own experience for shorter-tail business. The benchmarks selected were those that we believe are most similar to our underwriting business.

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

For our property lines of business, the primary assumption that changed during both 2008 as compared to 2007 and 2007 as compared to 2006 was paid and reported loss emergence patterns that were generally lower than we had previously estimated for each year. As a result of this change, we recognized net favorable prior year reserve development in both 2008 and 2007. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were too immature to deviate from the expected loss ratio method in prior periods.

The selection of the expected loss ratios for the casualty lines of business is our most significant assumption. Due to the lengthy reporting pattern of the casualty lines of business, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our casualty lines of business, the primary assumption that changed during both 2008 as compared to 2007 and 2007 as compared to 2006 was using the Bornhuetter-Ferguson loss development method for certain lines of business and loss years as discussed above. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the expected loss ratio, we recognized net favorable prior year reserve development in the current year. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were too immature to deviate from the expected loss ratio method in prior periods.

Our overall change in the loss reserve estimates related to prior years increased as a percentage of total carried reserves during 2008 and 2007. On an opening carried reserve base of $3,237.0 million, after reinsurance recoverable, we had a net decrease of $280.1 million, or 8.7%, during 2008, and for 2007 we had a net decrease of $123.1 million, or 4.2%, on an opening carried reserve base of $2,947.9 million, after reinsurance recoverables. The higher percentage change in 2008 was due to overall actual loss emergence being lower than the initial expected loss emergence for all of our operating segments.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long-tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is a reasonably likely variance in the expected loss ratios for older loss years. As of December 31, 2008 and 2007, we believe a reasonably likely variance in our expected loss ratio in percentage points for our loss years are as follows:

	As of December 31,
	2008	2007

Loss Year
2002	4.0%	6.0%
2003	6.0%	8.0%
2004	8.0%	10.0%
2005	10.0%	10.0%
2006	10.0%	10.0%
2007	10.0%	10.0%
2008	10.0%	—

The change in the reasonably likely variance for the 2002 through 2004 loss years in 2008 compared to 2007 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2008 and additional development of losses. As a result, the reasonably likely variance of our aggregate expected loss ratio for our casualty insurance and casualty reinsurance lines of business was nine percentage points as of December 31, 2008 and 2007. If our final casualty insurance and reinsurance loss ratios vary by nine percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $523.3 million. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide. This would result in either an increase or decrease to income before income taxes and total shareholders’ equity of approximately $523.3 million. As of December 31, 2008, this represented approximately

22% of total shareholders’ equity. In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also decrease or increase by approximately $523.3 million after reinsurance recoverable. If our obligations were to increase by $523.3 million, we believe we currently have sufficient cash and investments to meet those obligations. We believe showing the impact of an increase or decrease in the expected loss ratios is useful information despite the fact that we have realized only net favorable prior year loss development each calendar year. We continue to use industry benchmarks to supplement our expected loss ratios, and these industry benchmarks have implicit in them both favorable and unfavorable loss development, which we incorporate into our selection of the expected loss ratios.

Reinsurance Recoverable

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves.

The following table shows our reinsurance recoverables by segment as of December 31, 2008, 2007 and 2006:

	As of December 31,
	2008	2007	2006
	($ in millions)

Property	$309.5	$400.1	$468.4
Casualty	575.6	264.5	182.6
Reinsurance	3.2	18.2	38.1

Total reinsurance recoverable	$888.3	$682.8	$689.1

Historically, our reinsurance recoverables related primarily to our property segment, which being short-tail in nature, are not subject to the same variations as our casualty lines of business. However, during 2008 and 2007 we have increased significantly the amount of reinsurance we utilize in our casualty segment, and as such the reinsurance recoverables from our casualty segment have increased over the past several years. As the reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves, if our final casualty insurance ceded loss ratios vary by nine percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $78.6 million. This would result in either an increase or decrease to income before income taxes and shareholders’ equity of approximately $78.6 million. As of December 31, 2008, this amount represented approximately 3.3% of shareholders’ equity.

We remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements, and we therefore regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2008 and 2007 as we believe that all reinsurance balances will be recovered.

Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of a policy. For certain types of business written by us, notably reinsurance, premium income may not be known at the policy inception date. In the case of proportional treaties assumed by us, the underwriter makes an estimate of premium income at inception as the premium income is typically derived as a percentage of the underlying policies written by the cedents. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly, and any adjustments are recorded in the period in which they become known. As of December 31, 2008, our changes in premium estimates have been adjustments ranging from approximately negative 4% for the 2007 treaty year, to approximately positive 22% for the 2005 treaty year. Applying this range to our 2008 proportional treaties, our gross premiums written in the reinsurance segment could decrease by approximately $8.1 million or increase by approximately $43.2 million over the next three years. Given the recent trend of downward adjustments on premium estimates, we believe a reasonably likely change in our premium estimate would be the midpoint of the negative 4% and 22%, or 9%, for a change of $17.6 million. There would also be a related increase in loss and loss expenses and acquisition costs due to the increase in gross premiums written. It is reasonably likely as our historical experience develops that we may have fewer or smaller adjustments to our estimated premiums, and therefore could have changes in premium estimates lower than the range historically experienced. Total premiums estimated on proportional contracts for the years ended December 31, 2008, 2007 and 2006 represented approximately 13%, 16% and 17%, respectively, of total gross premiums written.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.

Fair Value of Financial Instruments

Under existing accounting principles generally accepted in the United States (“U.S. GAAP”), we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments, global high-yield bond fund, hedge funds and other invested assets. Fair value, as defined in Financial Accounting Standard No. 157 “Fair Value Measurements” (“FAS 157”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2008 and what level within the FAS 157 fair value hierarchy the valuation technique resides.

U.S. government and U.S. government agencies: Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

Non-U.S. government and government agencies: Comprised of fixed income obligations of non-U.S. governmental entities. The fair values of these securities are based on prices obtained from broker/dealers and international indices and are included in the Level 2 fair value hierarchy.

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

Mortgage-backed: Principally comprised of AAA- rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealers trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

Asset-backed: Principally comprised of AAA- rated bonds backed by pools of automobile loan receivables, home equity loans and credit card receivables originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

Other invested assets available for sale: Comprised of an open-end global high-yield bond fund that invests in non-investment grade bonds issued by various issuers and industries. The fair value of the global high-yield bond fund is based on the net asset value as reported by the fund manager. The net asset value is an observable input as it is traded on a market exchange on a daily basis. The fair value of the global high-yield bond fund is included in the Level 2 fair value hierarchy.

Other invested assets, at fair value: Comprised of hedge funds invested in a range of diversified strategies, as well as equity securities and preferred stock. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate dissolution. We consider these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. We used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recognized during the year ended December 31, 2008 was $0.3 million. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the hedge funds are included in the Level 3 fair value hierarchy. Our hedge funds are the only assets that have significant Level 3 inputs in determining fair value and represent less than 1.0% of our total investments. The fair values of the equity securities are quoted prices from market exchanges, and therefore included in the Level 1 fair value hierarchy.

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2008:

	Fair Value of
	Fixed Maturity	Percentage of	SFAS 157 Fair
	Investments as of	Total Fixed	Value
	December 31, 2008	Maturity	Hierarchy
	(In millions)	Investments	Level

Pricing Sources
Barclay indices	$3,902.7	64.7%	1 and 2
Interactive Data Pricing	837.6	13.9	2
Reuters pricing service	645.2	10.7	2
Standard & Poor’s	324.1	5.4	2
Merrill Lynch indices	102.9	1.7	2
International indices	74.0	1.2	2
Other (including broker/dealer quotes)	145.5	2.4	2

	$6,032.0	100.0%

Barclay indices: We use Barclay indices (formerly Lehman Brothers indices) to price our U.S. government, U.S. government agencies, corporate, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Barclay indices use in determining its prices, which include among others, treasury yields, new issuance and secondary trades, information provided by broker/dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. For U.S. government securities, traders that act as market makers are the primary source of pricing. As such, for U.S. government securities we believe the Barclay indices reflect quoted prices (unadjusted) for identical securities in active markets.

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

Standard & Poor’s: We use Standard & Poor’s to price our U.S. government agencies, corporate, municipalities, mortgage-backed and asset-backed securities. There are several observable inputs that Standard & Poor’s uses in determining its prices, which include among others, benchmark yields, reported trades and issuer spreads.

Merrill Lynch Index: We use the Merrill Lynch indices to price our non-U.S. government and government agencies securities, corporate, municipalities, and asset-backed securities. There are several observable inputs that the Merrill Lynch indices use in determining its prices, which include reported trades and other sources.

International indices: We use international indices, which include the FTSE, Deutche Teleborse and the Scotia Index, to price our non-U.S. government and government agencies securities. The observable inputs used by international indices to determine its prices are based on new issuance and secondary trades and information provided by broker/dealers.

Other (including broker/dealer quotes): We also utilize, to a lesser extent, other pricing services including broker/dealers or vendors to price our U.S. government agencies, corporate, municipalities, agency and non-agency mortgage-backed and asset-backed securities. The pricing sources include JP Morgan Securities Inc., Bank of America Securities LLC, Deutsche Bank Securities Inc., other broker/dealers and vendors.

To validate the prices obtained from the above pricing sources, which are our primary sources of prices, we also obtain prices from our investment portfolio managers and other sources (e.g. another pricing vendor), and compare the prices obtained from the above pricing sources to those obtained from our investment portfolio managers and other sources. We investigate any differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the above sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2008.

There have been no material changes to any of our valuation techniques from those used as of December 31, 2007. We have still been able to obtain observable market inputs for our investments, despite the market conditions that existed as of December 31, 2008. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions, and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

Other-than-Temporary Impairment of Investments

On a quarterly basis, we review the carrying value of our investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, our investment portfolio managers have the discretion to sell those investments at any time. As such, we recognized an other-than-temporary impairment charge for those securities in an unrealized loss position each quarter as we cannot assert that we have the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then we record a realized loss in the statements of operations and comprehensive income in the period that it is determined, and the cost basis of that investment is reduced.

During the years ended December 31, 2008 and 2007, we identified 483 and 419 fixed maturity securities, respectively, which were considered to be other-than-temporarily impaired. Consequently, the cost of these securities was written down to fair value and we recognized a realized loss of $212.9 million and $44.6 million for the years ended December 31, 2008 and 2007, respectively.

The following shows the other-than-temporary impairment charge during the years ended December 31, 2008 and 2007 for our fixed maturity investments by category:

	Year Ended December 31,
	2008	2007
	($ in millions)

U.S. government and government agencies	$21.1	$8.3
Non-U.S. government and government agencies	2.8	0.1
Corporate	83.5	3.0
States, municipalities and political subdivisions	0.8	—
Mortgage backed	95.8	5.4
Asset backed	8.9	0.4

Total other-than-temporary impairment charges	$212.9	$17.2

Of the total other-than-temporary impairment charge of $212.9 million recognized during the year ended December 31, 2008, $164.0 million was due to our investment portfolio managers having the discretion to sell certain investments, and therefore we could not assert we have the intent to hold these investments in an unrealized loss until recovery. In addition, we recognized an other-than-temporary impairment charge of $48.9 million for certain debt securities with unrealized losses that we planned to sell subsequent to the reporting period.

Included in the total other-than-temporary impairment charge of $44.6 million for the year ended December 31, 2007 was $23.9 million for our investment in the Goldman Sachs Global Alpha Hedge Fund, plc (“Global Alpha Fund”) and $3.5 million for our investment in the Goldman Sachs Global Equity Opportunities Fund, PLC (“Global Equity Opportunities Fund”). The decline in fair value of Global Alpha Fund was due to the significant changes in economic conditions that occurred during 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. We sold the Global Alpha Fund on December 31, 2007. The other-than-temporary impairment charge for the Global Equity Opportunities Fund was recognized when we submitted a redemption notice in November 2007 to sell our shares in this fund. We sold the shares in February 2008. The decline in the fair value of the fixed maturity securities were primarily due to movements in interest rates during the year and a write-down of $2.1 million related to fixed maturity investments held by us issued by a mortgage lending institution. We performed an analysis of the issuer, including its liquidity, business prospects and overall financial position and concluded that an other-than-temporary impairment charge should be recognized.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)

Gross premiums written	$1,445.6	$1,505.5	$1,659.0

Net premiums written	$1,107.2	$1,153.1	$1,306.6

Net premiums earned	$1,117.0	$1,159.9	$1,252.0
Net investment income	308.8	297.9	244.4
Net realized investment losses	(272.9)	(7.6)	(28.7)
Other income	0.7	—	—

	$1,153.6	$1,450.2	$1,467.7

Net losses and loss expenses	$641.1	$682.3	$739.1
Acquisition costs	112.6	119.0	141.5
General and administrative expenses	186.6	141.6	106.1
Interest expense	38.7	37.8	32.6
Foreign exchange (gain) loss	(1.4)	(0.8)	0.6

	$977.6	$979.9	$1,019.9

Income before income taxes	$176.0	$470.3	$447.8
Income tax (recovery) expense	(7.6)	1.1	5.0

Net income	$183.6	$469.2	$442.8

Ratios
Loss and loss expense ratio	57.4%	58.8%	59.0%
Acquisition cost ratio	10.1	10.3	11.3
General and administrative expense ratio	16.7	12.2	8.5
Expense ratio	26.8	22.5	19.8
Combined ratio	84.2	81.3	78.8

Comparison of Years Ended December 31, 2008 and 2007

Premiums

Gross premiums written decreased by $59.9 million, or 4.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in gross premiums written was primarily the result of the following:

•	The non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy and contract terms and conditions), increased competition and decreasing rates for renewal business in each of our operating segments. This included a reduction in gross premiums written in our energy line of business, within our property segment, by $40.1 million, or 41.7%, and a reduction in the amount of gross premiums written for certain energy classes of business within our casualty segment by $9.9 million in response to deteriorating market conditions.

•	In our reinsurance segment, adjustments on estimated premiums were lower by $33.7 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. We recognized net downward adjustments of $19.5 million during the year ended December 31, 2008 compared to net upward adjustments of $14.2 million during the year ended December 31, 2007.

•	Offsetting these reductions were higher gross premiums written in our casualty segment of $109.6 million, or 18.9%, primarily due to increased gross premiums written by our U.S. offices as well as the inclusion of Darwin’s gross premiums written for the period from October 20, 2008 to December 31, 2008. Gross premiums written by our U.S. offices, including Darwin, increased by $124.6 million, or 93.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The total gross premiums written by Darwin were $68.9 million for the period from October 20, 2008 to December 31, 2008.

The table below illustrates our gross premiums written by geographic location for the years ended December 31, 2008 and 2007.

	Year Ended
	December,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)

Bermuda	$793.7	$1,065.9	$(272.2)	(25.5)%
Europe	224.2	246.9	(22.7)	(9.2)
United States	427.7	192.7	235.0	122.0

	$1,445.6	$1,505.5	$(59.9)	(4.0)%

The decrease in gross premiums written for our Bermuda operations was due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy and contract terms and conditions), increased competition and decreasing rates for renewal business. This included a reduction in gross premiums written in our reinsurance segment of $134.2 million due to the non-renewal of certain treaties, a reduction of $16.7 million for the energy line of business within our property segment, and a reduction of $8.8 million for certain energy classes of business within our casualty segment in response to deteriorating market conditions. The decrease in gross premiums written for our Bermuda operations was also due to adjustments on estimated premiums being lower by $33.7 million during the year ended December 31, 2008 compared to the year ended December 31, 2007, and certain treaties that were previously written in Bermuda during the year ended December 31, 2007 being renewed by our U.S. reinsurance subsidiary during the year ended December 31, 2008. Our U.S. reinsurance subsidiary commenced operations in April 2008 and renewed treaties previously written in Bermuda of $64.4 million during the year ended December 31, 2008.

Net premiums written decreased by $45.9 million, or 4.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net premiums written is in-line with the decrease in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance, both on a proportional and a non-proportional basis, including the cost of property catastrophe reinsurance coverage. We ceded 23.4% of gross premiums written for both the years ended December 31, 2008 and 2007.

Net premiums earned decreased by $42.9 million, or 3.7%, for the year ended December 31, 2008 compared to the ended December 31, 2007 due to the continued earning of lower net premiums written partially offset by the inclusion of earned premium from Darwin from the period October 20, 2008 to December 31, 2008.

We evaluate our business by segment, distinguishing between property insurance, casualty insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums Written		Premiums Earned
	Year Ended December 31,
	2008	2007	2008	2007

Property	22.7%	26.0%	15.6%	15.6%
Casualty	47.6	38.4	42.8	41.0
Reinsurance	29.7	35.6	41.6	43.4

The percentage of casualty gross premiums written and net premiums earned was higher during the year ended December 31, 2008 compared to the year ended December 31, 2007 due to the growth of our U.S. casualty insurance operations including the inclusion of gross premiums written by Darwin from October 20, 2008 to December 31, 2008.

Net Investment Income and Net Realized Losses

Net investment income increased by $10.9 million, or 3.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily the result of an increase in the dividends received from our global high-yield bond fund. During the year ended December 31, 2007 we received one annual dividend from our global high-yield bond fund of $2.1 million. During the year ended December 31, 2008, we received two dividends from the global high-yield bond fund of $6.1 million in January 2008 and $7.9 million in December 2008. We typically receive an annual dividend from the global high-yield bond fund in January of each year, but it is now expected that we will receive the dividend in December of each year. Investment management fees of $6.7 million and $5.8 million were incurred during the years ended December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, the period book yield of the investment portfolio was 4.7% and 4.9%, respectively. As of December 31, 2008, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA+ as rated by Standard & Poor’s and Aa1 as rated by Moody’s, with an average duration of approximately 3.3 years as of December 31, 2008.

Net realized investment losses increased by $265.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Net realized investment losses of $272.9 million for the year ended December 31, 2008 were comprised of the following:

•	A write-down of $212.9 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in the market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities and corporate bonds due to the widening of credit spreads caused by the continued decline in the U.S. housing market and the current turmoil in the financial markets. Of the total other-than-temporary impairment charge of $212.9 million recognized during the year ended December 31, 2008, $164.0 million was due to our investment portfolio managers having the discretion to sell certain investments, and therefore we could not assert we have the intent to hold certain investments in an unrealized loss until recovery. In addition we recognized an other-than-temporary impairment charge of $48.9 million for certain debt securities with unrealized losses that we planned to sell subsequent to the reporting period. The following shows the other-than-temporary impairment charge for our fixed maturity investments by category:

Other-than-temporary
impairment charges
for the Year Ended
December 31,
2008
($ in millions)

U.S. government and government agencies	$21.1
Non-U.S. government and government agencies	2.8
Corporate	83.5
States, municipalities and political subdivisions	0.8
Mortgage backed	95.8
Asset backed	8.9

Total other-than-temporary impairment charges	$212.9

•	Net realized investment losses of $77.7 million related to the mark-to-market of our hedge fund investments and equity securities. The net realized investment losses were due to the overall volatility of the financial markets. In January 2009, one of the funds received a notice of termination from one of its lenders and is expected to be liquidated during 2009. We do not expect to receive any proceeds at final redemption, and have taken a mark-to-market loss of $19.4 million during the year ended December 31, 2008. On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”) and elected to fair value our hedge fund investments. Also as part of our acquisition of Darwin, we elected the fair value option on the equity securities acquired. As a result, any change in the fair value of our hedge fund investments and equity securities is recognized as realized investment gains or losses in the consolidated statements of operations and comprehensive income at each reporting period. As we adopted FAS 159 in 2008, there were no realized investment gains or losses recognized from our hedge fund investments in the consolidated statement of operations and comprehensive income during the year ended December 31, 2007 as the change in fair value was included in “accumulated other comprehensive income” in the consolidated balance sheet.

•	Other net realized investment gains of $17.7 million. This included net realized gains of $12.4 million from our investment in the Goldman Sachs Multi-Strategy VI, Ltd fund (the “Portfolio VI Fund”) and AIG Select Hedge Ltd. fund (the “AIG Select Fund”).

•	Also included in net realized investment gains of $17.7 million are net realized investment losses recognized from the sale of fixed income securities issued by Lehman Brothers Holding Ltd of $45.0 million, Morgan Stanley of $15.0 million and Washington Mutual, Inc. of $1.7 million, in addition to realized gains from the sale of other fixed maturity securities, primarily U.S. Treasury securities.

During the year ended December 31, 2007, we recognized $7.6 million in net realized losses on investments, which included a write-down of approximately $44.6 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary, as well as net realized gains from the sale of securities of $37.0 million. Included in the $44.6 million in write-downs were the following other-than-temporary impairment charges:

•	A write-down of $23.9 million related to our investment in the Global Alpha Fund. We reviewed the carrying value of this investment in light of the significant changes in economic conditions that occurred during 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of this investment to decline. Prior to us selling our shares in the fund, we could not reasonably estimate when recovery would occur, and as such recorded an other-than-temporary impairment charge. We sold our shares in the Global Alpha Hedge on December 31, 2007 for proceeds of $31.5 million, which resulted in an additional realized loss of $2.1 million.

•	A write-down of $3.5 million related to our investment in the Global Equity Opportunities Fund. We submitted a redemption notice in November 2007 to sell our shares in this fund and as a result recognized an other-than-temporary impairment charge at December 31, 2007. The sale of shares occurred in February, 2008.

•	A write-down of $2.2 million related to our investment in bonds issued by a mortgage lending institution. We performed an analysis of the issuer, including its liquidity, business prospects and overall financial position and concluded that an other-than-temporary impairment charge should be recognized.

•	The remaining write-downs of $15.0 million were solely due to changes in interest rates.

Other Income

The other income of $0.7 million for the year ended December 31, 2008 represents fee income from the program administrator and wholesale brokerage operation we acquired as a part of our acquisition of Darwin.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $41.2 million, or 6.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net losses and loss expenses was due to higher net favorable prior year reserve development recognized partially offset by higher than expected loss activity in the current period, which included net losses and loss expenses incurred from Hurricanes Gustav and Ike of $14.3 million and $99.0 million, respectively. Of the total $113.3 million of net losses and loss expenses incurred for Hurricanes Gustav and Ike, $74.1 million was recognized in our property segment and $39.2 million was recognized in our reinsurance segment. Our loss estimate is derived from claims information obtained from clients and brokers, a review of the terms of in-force policies and contracts and catastrophe modeling analysis. Our actual losses from these events may vary materially from the current estimate due to inherent uncertainties resulting from several factors, including the nature of available information, potential inaccuracies and inadequacies in the data provided by clients and brokers, potential catastrophe modeling inaccuracies, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.

We recorded net favorable reserve development related to prior years of approximately $280.1 million and $123.1 million during the years ended December 31, 2008 and 2007, respectively. The $280.1 million of net favorable reserve development consisted of $246.6 million of non-catastrophe prior year reserve development and $33.5 million of catastrophe prior year reserve development. The following table shows the non-catastrophe net reserve development of $246.6 million by loss year for each of our segments for the year ended December 31, 2008. In the table a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	2002	2003	2004	2005	2006	2007	Total
	($ in millions)

Property	$0.5	$(5.3)	$(6.5)	$(5.2)	$(14.5)	$(12.8)	$(43.8)
Casualty	(9.2)	(74.5)	(67.8)	(5.8)	14.9	(1.4)	(143.8)
Reinsurance	(0.2)	(7.2)	(19.7)	(26.3)	(2.2)	(3.4)	(59.0)

Total	$(8.9)	$(87.0)	$(94.0)	$(37.3)	$(1.8)	$(17.6)	$(246.6)

The following is a breakdown of the major factors contributing to the non-catastrophe net favorable reserve development for the year ended December 31, 2008:

•	The net favorable non-catastrophe reserve development recognized in our property segment was primarily the result of the general property line of business actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2007 loss years.

•	The net favorable reserve development recognized in our casualty segment primarily was a result of general casualty and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years and the professional liability line of business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2004 loss years. This was partially offset by unfavorable reserve development recognized in the professional liability line of business for the 2002 and 2006 loss years due to increased loss activity in those loss years. We also recognized $11.3 million in net favorable reserve development related to Darwin’s business, which primarily relates to the 2006 and 2007 loss years.

•	The net favorable non-catastrophe reserve development recognized in our reinsurance segment was primarily the result of net favorable reserve development of $25.7 million for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business and $33.3 million of net favorable reserve development for our property reinsurance and international reinsurance lines of business. The net favorable non-catastrophe reserve development for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years. The net favorable non-catastrophe reserve development for our property reinsurance and international reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years.

We also recognized $33.5 million in net favorable reserve development for the 2004 and 2005 windstorms. Of the $33.5 million in net favorable reserve development, $17.4 million was recognized in our property segment and $16.1 million was recognized in our reinsurance segment. As of December 31, 2008, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $387.0 million, which was a reduction from our original estimate of $456.0 million.

The following is a breakdown of the major factors contributing to the net favorable reserve development for the year ended December 31, 2007:

•	Net favorable reserve development of $70.6 million for our casualty segment, which consisted of $153.7 million of favorable reserve development primarily related to low loss emergence in our professional liability line of business for the 2003 through 2006 loss years, low loss emergence in our healthcare line of business for the 2002 through 2006 loss years and low loss emergence in our general casualty business for the 2004 loss year. These favorable reserve developments were partially offset by $83.1 million of unfavorable reserve development due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and our professional liability line of business for the 2002 loss year.

•	We recognized net favorable reserve development of $35.1 million related to the 2005 windstorms and net favorable reserve development of $4.0 million related to the 2004 windstorms. We recognized the net favorable reserve development for the 2004 and 2005 windstorms due to less than anticipated reported loss activity over the past 12 months. As of December 31, 2007, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $420.9 million, which was a reduction from our original estimate of $456.0 million.

•	Net favorable reserve development of $10.1 million, excluding the 2004 and 2005 windstorms, for our property segment which consisted of $28.3 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $18.2 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.

•	Net favorable reserve development of $3.3 million, excluding the 2004 and 2005 windstorms, for our reinsurance segment related to low loss emergence in our property and accident and health reinsurance lines of business for the 2004 and 2005 accident years.

The loss and loss expense ratio for the year ended December 31, 2008 was 57.4%, compared to 58.8% for the year ended December 31, 2007. Net favorable reserve development recognized in the year ended December 31, 2008 reduced the loss and loss expense ratio by 25.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 82.5%. Net favorable reserve development recognized in the year ended December 31,

2007 reduced the loss and loss expense ratio by 10.6 percentage points. Thus, the loss and loss expense ratio related to that loss year was 69.4%. The increase in the loss and loss expense ratio in 2008 for the current loss year was primarily due to net incurred losses and loss expenses related to Hurricanes Gustav and Ike of $113.3 million, or 10.1 percentage points, as well as $27.2 million, or 2.4 percentage points, from a gas pipeline explosion in Australia.

We continue to review the impact of the subprime and credit market crisis on professional liability insurance policies and reinsurance contracts we write. We have high attachment points for our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. An “attachment point” is the loss point at which an insurance policy or reinsurance contract becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers. Based on claims information received to date and our analysis, the average attachment point for our professional liability insurance policies with potential subprime and credit related exposure is approximately $140 million with an average limit of $12 million (gross of reinsurance). The “limit” is the maximum amount we will insure or reinsure for a specified risk or portfolio of risks. Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. For our professional liability reinsurance contracts with potential subprime and credit related exposure, the average attachment point is approximately $95 million with an average limit of approximately $1.8 million. At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

The following table shows the components of the decrease in net losses and loss expenses of $41.2 million for the year ended December 31, 2008 from the year ended December 31, 2007.

	Year Ended
	December 31,		Dollar
	2008	2007	Change
	($ in millions)

Net losses paid	$474.2	$397.9	$76.3
Net change in reported case reserves	89.6	38.0	51.6
Net change in IBNR	77.3	246.4	(169.1)

Net losses and loss expenses	$641.1	$682.3	$(41.2)

Net losses paid increased by $76.3 million for the year ended December 31, 2008 due to higher paid losses in our casualty segment partially offset by lower claim payments relating to the 2004 and 2005 windstorms than the amount paid during the year ended December 31, 2007. During the year ended December 31, 2008, $39.6 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $98.5 million during the year ended December 31, 2007. During the year ended December 31, 2008, we recovered $14.0 million on our property catastrophe reinsurance protection in relation to losses paid as a result of the 2004 and 2005 windstorms compared to $33.0 million for the year ended December 31, 2007. The increase in reported case reserves was due to increased loss activity for the current period in our property and reinsurance segments, partially offset by lower case reserves for our casualty segment due to the settlement of claims. The decrease in IBNR was primarily due to higher net favorable loss reserve development partially offset by increased reserves for losses and loss expenses for our current loss year’s business.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverable.

	Year Ended
	December 31,
	2008	2007
	($ in millions)

Net reserves for losses and loss expenses, January 1	$3,237.0	$2,947.9
Acquisition of net reserve for losses and loss expenses	298.9	—
Incurred related to:
Current period non-catastrophe	773.1	805.4
Current period property catastrophe	148.1	—
Prior period non-catastrophe	(246.6)	(84.0)
Prior period property catastrophe	(33.5)	(39.1)

Total incurred	$641.1	$682.3
Paid related to:
Current period non-catastrophe	40.9	32.6
Current period property catastrophe	38.1	—
Prior period non-catastrophe	355.6	266.8
Prior period property catastrophe	39.6	98.5

Total paid	$474.2	$397.9
Foreign exchange revaluation	(14.3)	4.7

Net reserve for losses and loss expenses, December 31	3,688.5	3,237.0
Losses and loss expenses recoverable	888.3	682.8

Reserve for losses and loss expenses, December 31	$4,576.8	$3,919.8

Acquisition Costs

Acquisition costs decreased by $6.4 million, or 5.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Acquisition costs as a percentage of net premiums earned were 10.1% for the year ended December 31, 2008 compared to 10.3% for the same period in 2007.

General and Administrative Expenses

General and administrative expenses increased by $45.0 million, or 31.8%, for the year ended December 31, 2008 compared to the same period in 2007. The following is a breakdown of the major factors contributing to this increase:

•	Salary and employee welfare costs increased approximately $32.9 million due to our staff count increasing to 560 as of December 31, 2008 from 300 as of December 31, 2007. The increase in staff count includes 188 employees of Darwin. The increase also included a one-time expense of $4.5 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as part of the continued expansion of our U.S. operations and increased stock compensation costs of $5.7 million for all offices. We also recognized $3.1 million of salary and welfare costs related to the Darwin long-term incentive plan. The Darwin long-term incentive plan was for certain of its key employees and was based on underwriting profitability. Please see Note 12(c) of the notes to consolidated financial statements for further details on the Darwin long-term incentive plan.

•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $4.3 million due to our new office space in New York, Farmington (CT) and Chicago and increased amortization of furniture and fixtures.

•	Information technology costs increased by approximately $2.8 million due to higher network fees and consulting costs in 2008 than 2007. This increase was due to the development of our technological infrastructure as well as an increase in the cost of hardware and software.

•	Professional fees increased by approximately $1.6 million.

Our general and administrative expense ratio was 16.7% for the year ended December 31, 2008 compared to 12.2% for the year ended December 31, 2007. The increase was primarily due to the factors discussed above.

Our expense ratio was 26.8% for the year ended December 31, 2008 compared to 22.5% for the year ended December 31, 2007. The increase resulted primarily from increased general and administrative expenses.

Interest Expense

Interest expense increased $0.9 million, or 2.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Interest expense incurred during the year ended December 31, 2008 represented the annual interest expense on the senior notes, which bear interest at an annual rate of 7.50%, as well as the interest expense on the syndicated loan on which we borrowed from our $400 million unsecured revolving credit facility (and which was paid in full in February 2009).

Net Income

Net income for the year ended December 31, 2008 was $183.6 million compared to net income of $469.2 million for the year ended December 31, 2007. The decrease was primarily the result of significantly higher net realized investment losses, net losses and loss expenses related to Hurricanes Gustav and Ike and increased general and administrative expenses partially offset by net favorable prior year loss reserve development. Net income for the year ended December 31, 2008 included a net foreign exchange gain of $1.4 million and an income tax recovery of $7.6 million. Net income for the year ended December 31, 2007 included a net foreign exchange gain of $0.8 million and an income tax expense of $1.1 million.

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

The period book yield of the investment portfolio for the year ended December 31, 2007 and 2006 was 4.9% and 4.5%, respectively. The annualized period book yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis. The increase in yield was primarily the result of the reduction in our aggregate invested assets at the end of 2007 to finance our stock acquisition from AIG, while recognizing almost a full year of investment income on those invested assets. We continue to maintain a conservative investment posture. As of December 31, 2007, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa1 as rated by Moody’s, with an average duration of approximately 3.1 years as of December 31, 2007.

During the year ended December 31, 2007, we recognized $7.6 million in net realized losses on investments, which included a write-down of approximately $44.6 million related to declines in market value of securities on our available for sale portfolio that were considered to be other than temporary, as well as net realized gains from the sale of securities of $37.0 million. Included in the $44.6 million in write-downs were the following other-than-temporary impairment charges:

•	A write-down of $23.9 million related to our investment in the Global Alpha Fund. We reviewed the carrying value of this investment in light of the significant changes in economic conditions that occurred during 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of this investment to decline. Prior to us selling our shares in the Global Alpha Fund, we could not reasonably estimate when recovery would occur, and as such recorded an other-than-temporary impairment charge. We sold our shares in the Global Alpha Fund on December 31, 2007 for proceeds of $31.5 million, which resulted in an additional realized loss of $2.1 million.

•	A write-down of $3.5 million related to our investment in the Global Equity Opportunities Fund. We submitted a redemption notice in November 2007 to sell our shares in this fund and as a result recognized an other-than-temporary impairment charge at December 31, 2007. The sale of shares occurred in February 2008.

•	A write-down of $2.2 million related to our investment in bonds issued by a mortgage lending institution. We performed an analysis of the issuer, including its liquidity, business prospects and overall financial position and concluded that an other-than-temporary impairment charge should be recognized.

•	The remaining write-downs of $15.0 million were solely due to changes in interest rates.

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

The loss and loss expense ratio for the year ended December 31, 2007 was 58.8% compared to 59.0% for the year ended December 31, 2006. Net favorable reserve development recognized in the year ended December 31, 2007 reduced the loss and loss expense ratio by 10.6 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 69.4%. Net favorable reserve development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 8.9 percentage points. Thus, the loss and loss expense ratio related to that loss year was 67.9%. The increase in the current year loss and loss expense ratio during the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of higher loss activity in our property segment related to the European general property and energy business as well as lower premium rates on new and renewal business.

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

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the year ended December 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverable.

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

General and Administrative Expenses

General and administrative expenses increased by $35.5 million, or 33.5%, for the year ended December 31, 2007 compared to the same period in 2006. The following is a breakdown of the major factors contributing to this increase:

•	Salary and employee welfare costs increased approximately $23.3 million. This included an increase in stock-based compensation costs of $11.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The stock-based compensation costs for the year ended December 31, 2006 included a one-time expense of $2.8 million related to our IPO, of which $2.6 million related to our stock options and $0.2 million related to our RSUs. Please see Note 12 of the consolidated financial statements in this Form 10-K. We also increased our average staff count by approximately 11.6%.

•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $5.0 million due to our offices in Bermuda and Boston, additional office space in New York and the rental of the Lloyd’s of London box.

•	Information technology costs increased by approximately $5.0 million due to the amortization of hardware and software, as well as consulting costs required as part of the development of our technological infrastructure.

•	Expenses of $1.5 million incurred in relation to the evaluation of potential business opportunities.

•	There was also a $2.0 million reduction in the estimated early termination fee associated with the termination of an administrative service agreement with a subsidiary of AIG during the year ended December 31, 2006. The final termination fee of $3.0 million, which was less than the $5.0 million accrued and expensed during the year ended December 31, 2005, was agreed to and paid on April 25, 2006 and thereby reduced our general and administrative expenses for the year ended December 31, 2006.

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

Casualty Segment.  Our casualty segment provides direct coverage for general and product liability, professional liability and healthcare liability risks. Prior to our acquisition of Darwin, we focused primarily on insurance of excess layers, where we insure the second and/or subsequent layers of a policy above the primary layer. With our acquisition of Darwin, our casualty segment has expanded and now includes primary executive and professional liability products targeted to small and middle-market insureds in the United States. Overall, our direct casualty underwriters provide a variety of specialty insurance casualty products to large and complex organizations around the world.

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

Property Segment

The following table summarizes the underwriting results and associated ratios for the property segment for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)

Revenues
Gross premiums written	$327.5	$391.0	$463.9
Net premiums written	169.9	176.4	193.7
Net premiums earned	173.7	180.5	190.8
Expenses
Net losses and loss expenses	$182.2	$105.7	$115.0
Acquisition costs	1.9	(0.1)	(2.2)
General and administrative expenses	39.3	34.2	26.3
Underwriting (loss) income	(49.7)	40.7	51.7
Ratios
Loss and loss expense ratio	104.9%	58.6%	60.3%
Acquisition cost ratio	1.1	(0.1)	(1.2)
General and administrative expense ratio	22.6	18.9	13.8
Expense ratio	23.7	18.8	12.6
Combined ratio	128.6	77.4	72.9

Comparison of Years Ended December 31, 2008 and 2007

Premiums.  Gross premiums written decreased by $63.5 million, or 16.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in gross premiums written was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition and decreasing rates for renewal business. In addition, we continued to reduce the amount of gross premiums written in our energy line of business by $40.1 million, or 41.7%, in response to deteriorating market conditions.

The table below illustrates our gross premiums written by line of business for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)

General property	$271.2	$293.5	$(22.3)	(7.6)%
Energy	56.0	96.1	(40.1)	(41.7)
Other	0.3	1.4	(1.1)	(78.6)

	$327.5	$391.0	$(63.5)	(16.2)%

Net premiums written decreased by $6.5 million, or 3.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Overall, we ceded 48.1% of gross premiums written for the year ended

December 31, 2008 compared to 54.9% for year ended December 31, 2007. The decrease in the percentage of premiums ceded was caused by a reduction in the cession percentage on our general property quota share reinsurance treaty from 55% to 40% and the non-renewal of our energy quota share treaty, which expired June 1, 2007. These reductions were partially offset by additional reinsurance purchased, which was as follows:

•	We renewed our property catastrophe reinsurance treaty, which resulted in ceded written premiums of $26.1 million. The cost of the property catastrophe reinsurance treaty was higher than the expiring treaty by approximately $7.0 million. The increased cost of the property catastrophe reinsurance treaty was principally due to the new treaty expanding earthquake coverage in the United States and increased exposure due to changes in our general property quota share reinsurance treaty.

•	Our international property catastrophe treaty was cancelled and rewritten effective May 1, 2008. This treaty covers worldwide losses, excluding the United States and Canada. The total ceded premiums written for the international property catastrophe treaty was $2.0 million for the year ended December 31, 2008 compared to $1.6 million for the year ended December 31, 2007.

•	We purchased an excess-of-loss reinsurance treaty for our general property line of business with a limit of $15 million excess of $10 million or €10 million excess of €10 million. The total ceded premiums written for the excess-of-loss treaty was $3.4 million. There was no excess-of-loss treaty in place during the year ended December 31, 2007.

Net premiums earned decreased $6.8 million, or 3.8%, in-line with the decrease in net premiums written.

Net losses and loss expenses.  Net losses and loss expenses increased by $76.5 million, or 72.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in net losses and loss expenses was primarily the result of increased storm activity during 2008 partially offset by higher net favorable reserve development. Loss activity in the current period’s business included estimated losses and loss expenses of $6.0 million for flooding in the U.S. Midwest, $27.2 million for a gas pipeline explosion in Australia, $14.1 million for Hurricane Gustav and $60.0 million for Hurricane Ike.

Overall, our property segment recognized net favorable reserve development of $61.2 million during the year ended December 31, 2008 compared to net favorable reserve development of $45.4 million for the year ended December 31, 2007. The $61.2 million of net favorable reserve development included the following:

•	Net favorable reserve development of $43.8 million, excluding the 2004 and 2005 windstorms, was recognized primarily as a result of the general property line of business actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2007 loss years.

•	We recognized net favorable reserve development of $16.6 million related to the 2005 windstorms and net favorable reserve development of $0.8 million related to the 2004 windstorms due to lower than anticipated loss activity during the past year.

The $45.4 million of net favorable reserve development recognized during the year ended December 31, 2007 was attributable to several factors, including:

•	Net favorable reserve development of $30.4 million was recognized related to the 2005 windstorms and net favorable reserve development of $4.9 million was recognized related to the 2004 windstorms. We recognized the net favorable reserve development for the 2004 and 2005 windstorms due to less than anticipated reported loss activity over the 12 months prior to December 31, 2007.

•	Net favorable reserve development of $10.1 million, excluding the 2004 and 2005 windstorms, consisted of $28.3 million in favorable reserve development that was primarily the result of general property business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2006 loss years, partially offset by unfavorable reserve development of $18.2 million that was primarily the result of increased loss activity for our general property business for the 2004 and 2005 loss years and our energy business for the 2006 loss year.

The loss and loss expense ratio for the year ended December 31, 2008 was 104.9% compared to 58.6% for the year ended December 31, 2007. Net favorable reserve development recognized in the year ended December 31,

2008 reduced the loss and loss expense ratio by 35.2 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 140.1%. In comparison, net favorable reserve development recognized in the year ended December 31, 2007 decreased the loss and loss expense ratio by 25.1 percentage points. Thus, the loss and loss expense ratio for that loss year was 83.7%. The increase in the loss and loss expense ratio for the current loss year was due to increased catastrophes in 2008 as well as lower rates on new and renewal business. During the year ended December 31, 2008, we had exposure to a number of property losses, which included fires, tornadoes, hail storms and floods in various regions of the United States and in other parts of the world, a gas pipeline explosion in Australia, Hurricanes Gustav and Ike as well as other loss activity in our general property and energy lines of business for the 2008 loss year. The total net losses and loss expenses incurred of $107.3 million related to the flooding in the U.S. Midwest, a gas pipeline explosion in Australia and Hurricanes Gustav and Ike contributed 61.8 percentage points to the current loss year’s loss and loss expense ratio of 140.1%.

Net paid losses for the year ended December 31, 2008 and 2007 were $165.6 million and $173.7 million, respectively. The decrease in paid losses was due to lower net paid losses related to the 2004 and 2005 windstorms partially offset by paid losses on catastrophes incurred in 2008. During the year ended December 31, 2008, approximately $14.4 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $68.5 million during the year ended December 31, 2007.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverable.

	Year Ended
	December 31,
	2008	2007
	($ in millions)

Net reserves for losses and loss expenses, January 1	$360.6	$423.9
Incurred related to:
Current period non-catastrophe	136.1	151.1
Current period property catastrophe	107.3	—
Prior period non-catastrophe	(43.8)	(10.1)
Prior period property catastrophe	(17.4)	(35.3)

Total incurred	$182.2	$105.7
Paid related to:
Current period non-catastrophe	28.5	20.6
Current period property catastrophe	21.1	—
Prior period non-catastrophe	101.6	84.6
Prior period property catastrophe	14.4	68.5

Total paid	$165.6	$173.7
Foreign exchange revaluation	(14.3)	4.7

Net reserve for losses and loss expenses, December 31	362.9	360.6
Losses and loss expenses recoverable	309.5	400.1

Reserve for losses and loss expenses, December 31	$672.4	$760.7

Acquisition costs.  Acquisition costs increased by $2.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily caused by decreased ceding commission income as a result of lowering the cession percentage on our general property quota share treaty. The acquisition cost ratio increased to 1.1% for the year ended December 31, 2008 from negative 0.1% for the same period in 2007.

General and administrative expenses.  General and administrative expenses increased by $5.1 million, or 14.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in general and administrative expenses was attributable to increased salary and employee welfare costs (including a one-time expense of $0.5 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations), increased building-related costs, increased professional fees and higher costs associated with information technology. The increase in the general and administrative expense ratio from 18.9% for the year ended December 31, 2007 to 22.6% for the same period in 2008 was primarily a result of the factors discussed above, while net premiums earned declined.

Comparison of Years Ended December 31, 2007 and 2006

Premiums.  Gross premiums written decreased by $72.9 million, or 15.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in gross premiums written was primarily the result of the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition, decreasing rates averaging 10% to 15% for renewal business, as well as decreasing rates for new business. Offsetting the decrease in gross premiums written in our Bermuda and European offices was an increase in gross premiums written by our U.S. offices of $9.6 million, or 19.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to an increase in underwriting staff and greater marketing efforts in 2007. Gross premiums written for our energy line of business were lower as a result of our decision to reduce our exposures in response to unfavorable market conditions.

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

The loss and loss expense ratio for the year ended December 31, 2007 was 58.6% compared to 60.3% for the year ended December 31, 2006. Net favorable reserve development recognized in the year ended December 31, 2007 reduced the loss and loss expense ratio by 25.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 83.7%. In comparison, net favorable reserve development recognized in the year ended December 31, 2006 decreased the loss and loss expense ratio by 16.2 percentage points. Thus, the loss and expense ratio related to that loss year was 76.5%. The increase in the current year loss and loss expense ratio during the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of higher loss activity for our European general property and energy business as well as lower premium rates on new and renewal business.

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

Casualty Segment

The following table summarizes the underwriting results and associated ratios for the casualty segment for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)

Revenues
Gross premiums written	$688.0	$578.4	$622.4
Net premiums written	509.0	440.8	541.0
Net premiums earned	478.6	475.5	534.3
Other income	0.7	—	—
Expenses
Net losses and loss expenses	$209.7	$275.8	$331.8
Acquisition cost	19.7	17.3	30.4
General and administrative expenses	103.7	68.3	52.8
Underwriting income	146.2	114.1	119.3
Ratios
Loss and loss expense ratio	43.8%	58.0%	62.1%
Acquisition cost ratio	4.1	3.6	5.7
General and administrative expense ratio	21.7	14.4	9.9
Expense ratio	25.8	18.0	15.6
Combined ratio	69.6	76.0	77.7

Comparison of Years Ended December 31, 2008 and 2007

Premiums.  Gross premiums written increased $109.6 million, or 18.9%, for the year ended December 31, 2008 compared to the same period in 2007. This increase was primarily due to increased gross premiums written by our U.S. offices as well as the inclusion of Darwin’s gross premiums written for the period from October 20, 2008 to December 31, 2008. Gross premiums written by our U.S. offices, including Darwin, increased by $124.6 million, or 93.4%, for the year ended December 31, 2008 compared to year ended December 31, 2007. The total gross premiums written by Darwin were $68.9 million for the period from October 20, 2008 to December 31, 2008. The increase in gross premiums written was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions), increased competition and decreasing rates for renewal business. We also reduced the amount of gross premiums written for certain energy classes of business by $9.9 million in response to deteriorating market conditions.

The table below illustrates our gross premiums written by line of business for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)

Professional liability	$330.3	$269.3	$61.0	22.7%
General casualty	217.3	240.5	(23.2)	(9.6)
Healthcare	101.7	52.8	48.9	92.6
Programs	36.2	15.8	20.4	129.1
Other	2.5	—	2.5	n/a*

	$688.0	$578.4	$109.6	18.9%

*	n/a not applicable

Contributing to the increase in gross premiums written for the professional liability, healthcare, programs and other lines of business was the inclusion of business written by Darwin of $22.6 million, $31.9 million, $11.9 million and $2.5 million, respectively, from the period October 20, 2008 to December 31, 2008.

Net premiums written increased by $68.2 million, or 15.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in net premiums written was due to higher gross premiums written partially offset by an increase in reinsurance purchased during the year ended December 31, 2008 compared to December 31, 2007. During 2008, we increased the percentage ceded on our general casualty business and healthcare business on a variable quota share basis. We ceded 26.0% of gross premiums written for the year ended December 31, 2008 compared to 23.8% for the year ended December 31, 2007. Net premiums earned increased by $3.1 million, or 0.7%.

Other Income.  The other income of $0.7 million for the year ended December 31, 2008 represents fee income from the program administrator and wholesale brokerage operation acquired as a part of our acquisition of Darwin.

Net losses and loss expenses.  Net losses and loss expenses decreased by $66.1 million, or 24.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized. Overall, our casualty segment recorded net favorable reserve development of $143.8 million during the year ended December 31, 2008 compared to net favorable reserve development of $70.6 million for the year ended December 31, 2007.

The net favorable reserve development of $143.8 million for the year ended December 31, 2008 included the following:

•	Favorable reserve development of $161.8 million related to low loss emergence in our general casualty and healthcare lines of business for the 2002 through 2004 loss years and our professional liability line of business for the 2003 and 2004 loss years.

•	Unfavorable reserve development of $33.9 million due to higher than anticipated loss emergence in our professional liability line of business for the 2002 and 2006 loss years and our general casualty line of business for the 2006 and 2007 loss years.

•	Net favorable reserve development of $11.3 million related to the reserves for loss and loss expenses acquired as part of the acquisition of Darwin. The net favorable reserve development primarily relates to the 2006 and 2007 loss years.

The net favorable reserve development of $70.6 million for the year ended December 31, 2007 included the following:

•	Favorable reserve development of $153.7 million related to low loss emergence primarily in our professional liability and healthcare lines of business for the 2003, 2004 and 2006 loss years and general casualty line of business for the 2004 loss year.

•	Unfavorable reserve development of $83.1 million due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and in our professional liability line of business for the 2002 loss year.

The loss and loss expense ratio for the year ended December 31, 2008 was 43.8% compared to 58.0% for the year ended December 31, 2007. The net favorable reserve development recognized during the year ended December 31, 2008 decreased the loss and loss expense ratio by 30.0 percentage points. In addition, we recognized $5.2 million in ceded earned premium adjustments related to Darwin variable-rated reinsurance contracts that relate to prior loss years, which reduced the loss and loss expense ratio by 0.9 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 74.7%. Comparatively, the net favorable reserve development recognized during the year ended December 31, 2007 decreased the loss and loss expense ratio by 14.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 72.8%. The increase in the loss and loss expense ratio for the current loss year was due to lower rates on renewal policies.

We continue to review the impact of the subprime and credit market crisis on professional liability insurance policies we write. We have high attachment points for our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability insurance policies with potential subprime and credit related exposure is approximately $140 million with an average limit of $12 million (gross of reinsurance). The “limit” is the maximum amount we will insure or reinsure for a specified risk or portfolio of risks. Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

Net paid losses for the year ended December 31, 2008 and 2007 were $150.0 million and $88.8 million, respectively. The increase in net paid losses was due to several large claims being paid during the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase also reflects the maturation of this longer-tailed casualty business.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverable.

	Year Ended
	December 31,
	2008	2007
	($ in millions)

Net reserves for losses and loss expenses, January 1	$1,878.2	$1,691.2
Acquisition of net reserve for losses and loss expenses	315.5	—
Incurred related to:
Current period non-catastrophe	353.5	346.4
Current period property catastrophe	—	—
Prior period non-catastrophe	(143.8)	(70.6)
Prior period property catastrophe	—	—

Total incurred	$209.7	$275.8
Paid related to:
Current period non-catastrophe	2.9	0.1
Current period property catastrophe	—	—
Prior period non-catastrophe	147.1	88.7
Prior period property catastrophe	—	—

Total paid	$150.0	$88.8

Net reserve for losses and loss expenses, December 31	2,253.4	1,878.2
Losses and loss expenses recoverable	575.6	264.5

Reserve for losses and loss expenses, December 31	$2,829.0	$2,142.7

The acquisition of net reserve for losses and loss expenses represents the reserves acquired as part of the Darwin acquisition. The $315.5 million represents the reserves acquired after the elimination of any reinsurance recoverables that Darwin purchased from us prior to the acquisition.

Acquisition costs.  Acquisition costs increased by $2.4 million, or 13.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily related to higher gross premiums written partially offset by an increase in ceding commission income with the increase in casualty reinsurance purchased. The increase in the acquisition cost ratio from 3.6% for the year ended December 31, 2007 to 4.1% for the year ended December 31, 2008 was due to increased premiums written from our U.S. offices which typically have higher acquisition costs then premiums written by our Bermuda and European offices. Typically, middle-

market business, which is the focus of our U.S. offices, tends to have higher acquisition costs due to greater competition for that type of business.

General and administrative expenses.  General and administrative expenses increased $35.4 million, or 51.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs including a one-time expense of $2.8 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations, increased building-related costs, increased professional fees, higher costs associated with information technology and general and administrative expenses of Darwin from October 20, 2008 to December 31 2008. The 7.3 percentage point increase in the general and administrative expense ratio from 14.4% for the year ended December 31, 2007 to 21.7% for the same period in 2008 was primarily a result of the factors discussed above.

Comparison of Years Ended December 31, 2007 and 2006

Premiums.  Gross premiums written decreased by $44.0 million, or 7.1%, for the year ended December 31, 2007 compared to the same period in 2006. This decrease was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy terms and conditions), increased competition, decreasing rates averaging 8% to 10% for renewal business, as well as decreasing rates for new business. Partially offsetting the decrease in gross premiums written in our Bermuda office was an increase in gross premiums written by our U.S. offices of $10.8 million, or 8.8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to an increase in underwriting staff and greater marketing efforts in 2007. Our European offices had a slight decrease of less than 1% in gross premiums written for the year ended December 31, 2007 compared to the year ended December 31, 2006.

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

The loss and loss expense ratio for the year ended December 31, 2007 was 58.0% compared to 62.1% for the year ended December 31, 2006. The net favorable reserve development recognized in the year ended December 31, 2007 decreased the loss and loss expense ratio by 14.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 72.8%. Comparatively, the net favorable reserve development recognized in the year ended December 31, 2006 decreased the loss and loss expense ratio by 11.9 percentage points. Thus, the loss and loss expense ratio related to that loss year was 74.0% for the year ended December 31, 2006. The decrease in the loss and loss expense ratio for this year’s business of 72.8% compared to 74.0% for the prior year’s business was primarily due to lower loss activity, despite decreasing rates on new and renewal business.

Net paid losses for the year ended December 31, 2007 and 2006 were $88.8 million and $59.7 million, respectively. The increase in net paid losses was due to several large claims being paid during the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase also reflects the maturation of this longer-tailed casualty business.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverable.

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

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)

Revenues
Gross premiums written	$430.1	$536.1	$572.7
Net premiums written	428.4	535.9	572.0
Net premiums earned	464.5	504.0	526.9
Expenses
Net losses and loss expenses	$249.1	$300.9	$292.4
Acquisition costs	91.0	101.8	113.3
General and administrative expenses	43.5	39.1	27.0
Underwriting income	80.9	62.2	94.2
Ratios
Loss and loss expense ratio	53.6%	59.7%	55.5%
Acquisition cost ratio	19.6	20.2	21.5
General and administrative expense ratio	9.4	7.8	5.1
Expense ratio	29.0	28.0	26.6
Combined ratio	82.6	87.7	82.1

Comparison of Years Ended December 31, 2008 and 2007

Premiums.  Gross premiums written decreased $106.0 million, or 19.8%, for the year ended December 31, 2008 compared to the same period in 2007. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions), increased competition, decreasing rates for renewal business and net downward adjustments on estimated premiums. This included the non-renewal of certain reinsurance treaties by our Bermuda office of $134.2 million, partially offset by new business. Adjustments on estimated premiums were lower by approximately $33.7 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. We recognized net downward adjustments of $19.5 million during the year ended December 31, 2008 compared to net upward adjustments of $14.2 million during the year ended December 31, 2007. We also recorded $2.9 million in reinstatement premiums for Hurricane Ike.

During the year ended December 31, 2008, our Bermuda, U.S. and Switzerland reinsurance operations wrote gross premiums written of $322.1 million, $107.7 and $0.3 million, respectively. Our Swiss office commenced operations in December 2008. The gross premiums written by our U.S. reinsurance operations, which commenced business in April 2008, included the renewal of certain treaties previously written in Bermuda of $64.4 million.

The table below illustrates our gross premiums written by line of business for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)

Professional liability reinsurance	$131.1	$210.9	$(79.8)	(37.8)%
General casualty reinsurance	108.8	126.5	(17.7)	(14.0)
International reinsurance	77.8	73.9	3.9	5.3
Property reinsurance	77.3	83.7	(6.4)	(7.6)
Facultative reinsurance	23.7	33.0	(9.3)	(28.2)
Other	11.4	8.1	3.3	40.7

	$430.1	$536.1	$(106.0)	(19.8)%

Net premiums written decreased by $107.5 million, or 20.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, which was consistent with the decrease in gross premiums written. Net premiums earned decreased $39.5 million, or 7.8%, as a result of lower net premiums written, including the reduction in the amount of upward adjustments to premium estimates. Adjustments on estimated premiums also impacted net premiums earned as they relate to prior year treaties that have already been fully or partially earned. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.

Net losses and loss expenses.  Net losses and loss expenses decreased by $51.8 million, or 17.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized during the year ended December 31, 2008 compared to the year ended December 31, 2007, partially offset by losses and loss expenses incurred of $39.2 million related to Hurricanes Gustav and Ike and $1.6 million related to the flooding in the U.S. Midwest. Overall, our reinsurance segment recorded net favorable reserve development of $75.1 million during the year ended December 31, 2008 compared to net favorable reserve development of $7.1 million for the year ended December 31, 2007.

The net favorable reserve development of $75.1 million for the year ended December 31, 2008 included the following:

•	Net favorable reserve development of $25.7 million for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years.

•	Net favorable reserve development of $33.3 million, excluding the 2004 and 2005 windstorms, for our property reinsurance and international reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years.

•	We recognized net favorable development of $16.1 million related to the 2004 and 2005 windstorms.

Comparatively, during the year ended December 31, 2007 we recognized $7.1 million in net favorable reserve development, which was comprised of the following:

•	Net favorable reserve development of $3.8 million related to the 2004 and 2005 windstorms.

•	Favorable reserve development of $3.3 million related to low loss emergence in our property and accident and health reinsurance lines of business for the 2004 and 2005 loss years.

The loss and loss expense ratio for the year ended December 31, 2008 was 53.6% compared to 59.7% for the year ended December 31, 2007. Net favorable reserve development recognized during the year ended December 31, 2008 reduced the loss and loss expense ratio by 16.2 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 69.8%. In comparison, net favorable reserve development recognized in the year ended December 31, 2007 reduced the loss and loss expense ratio by 1.4 percentage points. Thus, the loss and loss expense ratio related to that period’s loss year was 61.1%. The increase in the loss and loss expense ratio for the current loss year was due to increased storm activity in 2008, which included net losses and loss expenses recognized of $1.6 million for the floods in the U.S. Midwest and $39.2 million for Hurricanes Gustav and Ike.

We continue to review the impact of the subprime and credit market crisis on professional liability reinsurance contracts we write. We have high attachment points for our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. An “attachment point” is the loss point at which an insurance policy or reinsurance contract becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers. For our professional liability reinsurance contracts with potential subprime and credit related exposure, the average attachment point is approximately $95 million with an average limit of $1.8 million. At this time we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

Net paid losses were $158.6 million for the year ended December 31, 2008 compared to $135.5 million for the year ended December 31, 2007. The increase in net paid losses was due to an increase in our non-catastrophe net paid losses, particularly in the casualty reinsurance lines where the net losses paid increased by approximately $28.1 million. The increase in net paid losses reflects the maturation of this longer-tailed casualty business. This was partially offset by lower net losses paid in relation to the 2004 and 2005 windstorms from $30.1 million for the year ended December 31, 2007 to $25.2 million for the year ended December 31, 2008.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverable.

	Year Ended
	December 31,
	2008	2007
	($ in millions)

Net reserves for losses and loss expenses, January 1	$998.2	$832.8
Acquisition of net reserve for losses and loss expenses	(16.6)	—
Incurred related to:
Current period non-catastrophe	283.4	308.0
Current period property catastrophe	40.8	—
Prior period non-catastrophe	(59.0)	(3.3)
Prior period property catastrophe	(16.1)	(3.8)

Total incurred	$249.1	$300.9
Paid related to:
Current period non-catastrophe	9.5	11.9
Current period property catastrophe	17.0	—
Prior period non-catastrophe	106.9	93.5
Prior period property catastrophe	25.2	30.1

Total paid	$158.6	$135.5

Net reserve for losses and loss expenses, December 31	1,072.1	998.2
Losses and loss expenses recoverable	3.2	18.2

Reserve for losses and loss expenses, December 31	$1,075.3	$1,016.4

The acquisition of net reserve for losses and loss expenses represents the elimination of the reserve for losses and loss expenses assumed from Darwin prior to the acquisition.

Acquisition costs.  Acquisition costs decreased by $10.8 million, or 10.6%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio of 19.6% for the year ended December 31, 2008 was in-line with the 20.2% acquisition cost ratio for the year ended December 31, 2007.

General and administrative expenses.  General and administrative expenses increased $4.4 million, or 11.3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily the result of a one-time expense of $1.2 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations, increased salary and related costs, increased building-related costs, increased professional fees and higher costs associated with information technology. The 1.6 percentage point increase in the general and administrative expense ratio from 7.8% for the year ended December 31, 2007 to 9.4% for the year ended December 31, 2008 was primarily a result of the factors discussed above, while net premiums earned decreased.

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

The loss and loss expense ratio for the year ended December 31, 2007 was 59.7% compared to 55.5% for the year ended December 31, 2006. Net favorable reserve development recognized in the year ended December 31, 2007 reduced the loss and loss expense ratio by 1.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 61.1%. In comparison, net favorable reserve development recognized in the year ended December 31, 2006 reduced the loss and loss expense ratio by 3.1 percentage points. Thus, the loss and loss expense ratio related to that loss year was 58.6%. The increase in the loss and loss expense ratio for the current loss year was due to losses related to the floods in the United Kingdom and Australia, which increased the loss and loss expense ratio by 1.8 percentage points, and our writing more casualty reinsurance business, which typically carries a higher loss ratio than property reinsurance business.

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

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverable.

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

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses as of December 31, 2008, 2007 and 2006 were comprised of the following:

	Property			Casualty			Reinsurance			Total
	December 31,			December 31,			December 31,			December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	($ in millions)

Case reserves	$498.1	$480.0	$562.2	$378.5	$270.7	$175.0	$256.3	$212.7	$198.0	$1,132.9	$963.4	$935.2
IBNR	174.3	280.7	330.1	2,450.5	1,872.0	1,698.8	819.0	803.7	672.9	3,443.9	2,956.4	2,701.8

Reserve for losses and loss expenses	672.4	760.7	892.3	2,829.0	2,142.7	1,873.8	1,075.3	1,016.4	870.9	4,576.8	3,919.8	3,637.0
Reinsurance recoverables	(309.5)	(400.1)	(468.4)	(575.6)	(264.5)	(182.6)	(3.2)	(18.2)	(38.1)	(888.3)	(682.8)	(689.1)

Net reserve for losses and loss expenses	$362.9	$360.6	$423.9	$2,253.4	$1,878.2	$1,691.2	$1,072.1	$998.2	$832.8	$3,688.5	$3,237.0	$2,947.9

Included in the increase in reserves for losses and loss expenses for the casualty segment from December 31, 2007 to December 31, 2008 was the reserves for losses and loss expenses assumed in connection with the acquisition of Finial Insurance Company, now known as Allied World Reinsurance Company, as well as the acquisition of Darwin. As a part of the acquisition of Finial Insurance Company, we assumed case reserves of $56.4 million and IBNR of $48.5 million. The case reserves and IBNR assumed were 100% ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc., resulting in an increase of $104.9 million in reinsurance recoverables. As of December 31, 2008, the case reserves and IBNR assumed from Finial Insurance Company were $46.6 million and $39.3 million, respectively. As part of the acquisition of Darwin we acquired case reserves and IBNR combined, before any eliminations, of $455.2 million and reinsurance recoverables of $156.3 million. Please refer to Note 3 of the notes to the consolidated financial statements for additional information regarding the acquisition of Finial Insurance Company and Darwin.

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2008:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

Property	$672.4	$584.3	$785.2
Casualty	2,829.0	2,146.1	3,131.6
Reinsurance	1,075.3	768.7	1,338.0

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

Property	$362.9	$315.8	$419.4
Casualty	2,253.4	1,696.5	2,514.1
Reinsurance	1,072.1	766.1	1,334.8

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required losses and loss expenses reserves.

Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be conservative in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses over the most recent three years, net of reinsurance recoverable, 4.1% to 6.1% above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. These long-tail lines of business include our entire casualty segment, as well as the general casualty, professional liability, facultative casualty and the international casualty components of our reinsurance segment. We believe that relying on the more conservative actuarial indications is prudent for these lines of business. For a discussion of loss and loss expense reserve estimate, please see “— Critical Accounting Policies — Reserve for Losses and Loss Expenses” in this Form 10-K.

Ceded Reinsurance

For purposes of managing risk, we reinsure a portion of our exposures, paying reinsurers a part of premiums received on policies we write. Total premiums ceded pursuant to reinsurance contracts entered into by our company with a variety of reinsurers were $338.4 million, $352.4 million and $352.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Certain reinsurance contracts provide us with protection related to specified catastrophes insured by our property segment. We also cede premiums on a proportional basis to limit total exposures in the property, casualty and to a lesser extent reinsurance segments. The following table illustrates our gross premiums written and ceded for the years ended December 31, 2008, 2007 and 2006:

	Gross Premiums Written and
	Premiums Ceded
	Year Ended December 31,
	2008	2007	2006
	($ in millions)

Gross	$1,445.6	$1,505.5	$1,659.0
Ceded	(338.4)	(352.4)	(352.4)

Net	$1,107.2	$1,153.1	$1,306.6

Ceded as percentage of gross	23.4%	23.4%	21.2%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2008	2007	2006
	($ in millions)

Premiums written ceded	338.4	352.4	352.4
Premiums earned ceded	347.0	348.3	332.4
Losses and loss expenses ceded	176.4	189.8	244.8
Acquisition costs ceded	70.8	66.4	61.6

For the year ended December 31, 2008, we had a net cash outflow relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $58 million, net cash outflow of approximately $94 million for the year ended December 31, 2007, and net cash inflow of approximately $36 million for the year ended December 31, 2006. The net cash outflows in 2008 and 2007 are reflective of fewer losses that were recoverable under our reinsurance coverages. The net cash inflow in 2006 primarily resulted from the recovery of losses paid related to the 2004 and 2005 windstorms.

We have increased the use of reinsurance in certain lines of business during 2008 as we have been able to obtain reinsurance protection at cost-effective levels with acceptable security and in order reduce the overall volatility of our insurance operations. We believe we have been successful in obtaining reinsurance protection, and our purchase of reinsurance has allowed us to form strong trading relationships with reinsurers. However, it is not certain that we will be able to obtain adequate protection at cost effective levels in the future. We therefore may not be able to successfully mitigate risk through reinsurance arrangements. Further, we are subject to credit risk with respect to our reinsurers because the ceding of risk to reinsurers does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance arrangements or the failure of existing reinsurance arrangements to protect us from overly concentrated risk exposure could materially adversely affect our financial condition and results of operations.

The following is a summary of our ceded reinsurance program by segment as of December 31, 2008:

•	Our property segment has purchased quota share reinsurance almost from inception. We have ceded from 35% to 55% (during 2008 we ceded 40% compared to 55% in 2007) of up to $10 million of each applicable general property policy limit. We also purchase reinsurance to provide protection for specified catastrophes insured by our property segment. We renewed our property catastrophe reinsurance treaty at a cost that was higher than the expiring treaty. The increased cost of the property catastrophe reinsurance treaty was principally due to the new treaty expanding earthquake coverage in the United States and increased exposure due to changes in our general property quota share reinsurance treaty. The treaty is an excess-of-loss reinsurance treaty with four layers. The first layer has a limit of $45 million excess of $80 million, which is 50% placed with reinsurers and the remainder is retained by us. The second layer has a limit of $50 million excess of $125 million, which is 100% placed with reinsurers. The third layer has a limit of $75 million excess of $175 million, which is 100% placed with reinsurers. The fourth layer has a limit of $100 million excess $250 million and covers only earthquakes, which is 100% placed with reinsurers. We also purchased property catastrophe reinsurance protection on our international general property business effective September 1, 2007, which covers all territories except the U.S. and Canada. This treaty was cancelled and rewritten effective May 1, 2008. The treaty is an excess-of-loss reinsurance treaty with a limit of $50 million excess of $50 million, which is 80% placed with reinsurers and the remainder is retained by us. In addition, we purchased an excess-of-loss reinsurance treaty for our general property line of business with a limit of $15 million excess of $10 million or €10 million excess of €10 million. We have also purchased a limited amount of facultative reinsurance for general property and energy policies.

•	Our casualty segment has purchased variable quota share reinsurance for general casualty business since December 2002. During 2008, we increased the cession of policies with limits less than or equal to $25 million (or its currency equivalent) to 35% (25% in 2007) for policies written by our Bermuda and European offices, and to 40% (28% in 2007) for policies written by our U.S. offices. For policies with limits greater than $25 million (or its currency equivalent), we ceded between 85% and 100% of up to $25 million of a variable quota share determined by the amount of the policy limit in excess of $25 million divided by the policy limit. During 2008, the cession percentage was 100% (100% in 2007). During 2007 we also began purchasing quota share reinsurance protection for professional liability policies written by our Bermuda and U.S. offices. During 2008, we ceded 9% (10% in 2007) of policies written by the Bermuda office and 32.5% (40% in 2007) of policies written by our U.S. offices with limits less than or equal to $25 million. We also purchased variable quota share reinsurance protection for our healthcare line of business written by our Bermuda and U.S. offices. In 2008, we ceded 40% (30% in 2007) of policies with limits greater than $10 million up to $25 million written by our Bermuda office and 30% (30% in 2007) of policies with limits of less than or equal $15 million by our U.S. offices and 30% for policies with limits greater than $15 million up to $25 million in certain limited cases. In addition, Darwin has purchased various fixed rate and variable rate excess of loss reinsurance.

•	We have purchased a limited amount of retrocession coverage for our reinsurance segment.

The following table illustrates our reinsurance recoverable as of December 31, 2008 and 2007:

	Reinsurance Recoverable
	As of December 31,
	2008	2007
	($ in millions)

Ceded case reserves	$330.8	$289.2
Ceded IBNR reserves	557.5	393.6

Reinsurance recoverable	$888.3	$682.8

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A−.” Approximately 98% of ceded case reserves as of December 31, 2008 were recoverable from reinsurers who had an A.M. Best rating of “A−” or higher.

Liquidity and Capital Resources

General

As of December 31, 2008, our shareholders’ equity was $2.4 billion, a 7.9% increase compared to $2.2 billion as of December 31, 2007. The increase was primarily the result of net income for the year ended December 31, 2008 of $183.6 million. On January 1, 2008, we adopted FAS 159 and elected the fair value option for our hedge fund investments. Upon adoption of FAS 159, we reclassified the net unrealized gain related to the hedge funds of $26.3 million from accumulated other comprehensive income and recorded a cumulative-effect adjustment in retained earnings. Any subsequent change in the fair value of our hedge fund investments will be recognized in the consolidated statements of operations and comprehensive income and included in “net realized investment gains (losses)”. Please refer to Note 2 of the notes to our consolidated financial statements regarding our adoption of FAS 159.

Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal, interest and dividend payments on its senior notes and common shares.

Despite the ongoing turmoil in the financial and credit markets, we believe our company’s capital position continues to remain well within the range needed for our business requirements and we have sufficient liquidity to fund our ongoing operations. This is evidenced by the fact that even with the significant realized investment losses, hurricane losses and other insurance and reinsurance losses during 2008 our shareholders’ equity has increased from the December 31, 2007 level. Contributing to the increase in shareholders’ equity during 2008 was net favorable reserve development of $280.1 million. While we cannot predict if we will continue to recognize net favorable reserve development or recognize net unfavorable reserve development in future periods, we believe we will have sufficient capital to meet our future obligations.

Restrictions and Specific Requirements

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The payment of dividends from Holdings’ Bermuda domiciled operating subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Darwin National Assurance Company, Darwin Select Insurance Company and Vantapro Specialty Insurance Company are subject to restrictions on statutory surplus pursuant to the respective states in which these insurance companies are domiciled. Each state requires prior regulatory approval of any payment of extraordinary dividends. In addition, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are subject to significant regulatory restrictions limiting their ability to declare and pay any dividends without the consent of the Irish Financial Services Regulatory Authority. We also have insurance subsidiaries that are the parent company for other insurance subsidiaries, which means that dividends and other distributions will be subject to multiple layers of regulations in order to dividend funds to Holdings. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares.

Holdings’ operating subsidiary in Bermuda, Allied World Assurance Company, Ltd, is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company.

At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of December 31, 2008, total trust account deposits were $892.6 million compared to $802.7 million as of December 31, 2007. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.7 billion in letters of credit under two letter of credit facilities, one with Citibank Europe plc and one with a syndication of lenders described below. The credit facility with Citibank Europe plc was amended in December 2008 to provide us with greater flexibility in the types of securities that are eligible to be posted as collateral and to increase the maximum aggregate amount available under the credit facility to $900.0 million on an uncommitted basis. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. As of December 31, 2008 and 2007, there were outstanding letters of credit totaling $987.0 million and $922.2 million, respectively, under our credit facilities. Of the $987.0 million outstanding letters of credit, $769.9 million is from the credit facility with Citibank Europe plc and $217.1 million is from a syndication of lenders. The remaining unused portions of the credit facility with Citibank Europe plc and the syndication of lenders as of December 31, 2008 were $130.1 million and $332.9 million, respectively. Given the recent events regarding the possible nationalization of Citigroup, there is a potential risk that Citibank Europe plc may no longer provide the remaining capacity under the credit facility as it is on an uncommitted basis. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us by registered mail that they elect not to consider the letters of credit renewed for any such additional period. If Citibank Europe plc no longer provides capacity under the credit facility it may limit our ability to meet our security requirements and would require us to obtain other sources of security at terms that may not be favorable to us. Collateral committed to support the letter of credit facilities was $1,313.0 million as of December 31, 2008, compared to $1,170.7 million as of December 31, 2007.

In November 2007, we entered into an $800 million five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material operating subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, we terminated the Letter of Credit Facility with Barclays Bank Plc and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. We were in compliance with all covenants under the Facility as of December 31, 2008.

There are a total of 13 lenders which make up the Facility syndication and which have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million. One of the lenders in the Facility with a $20.0 million commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We do not expect this lender to be able to meet its commitment under the Facility.

On November 19, 2008, Allied World Assurance Company Holdings, Ltd requested a $250 million borrowing under the Unsecured Facility. We requested the borrowing to ensure the preservation of our financial flexibility in light of the current uncertainty in the credit markets. On November 21, 2008, we received $243.8 million of loan proceeds from the borrowing, as $6.3 million was not received from the lender in bankruptcy. The interest rate on the borrowing is 2.588%. We repaid the loan on its maturity date of February 23, 2009.

On December 31, 2007, we filed a shelf-registration statement on Form S-3 (No. 333-148409) with the SEC in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. The proceeds from any issuance will be used for working capital, capital expenditures, acquisitions, and other general corporate purposes.

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

As of December 31, 2008, we participated in a securities lending program whereby the securities we own that are included in fixed maturity investments available for sale are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintain control over the securities we lend and can recall them at any time for any reason. We receive amounts equal to all interest and dividends associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and may not decrease below 100% of the market value of the loaned securities before additional collateral is required. We had $173.3 million and $144.6 million in securities on loan as of December 31, 2008 and 2007, respectively, with collateral held against such loaned securities amounting to $171.0 million and $147.2 million, respectively. On February 10, 2009, we discontinued our securities lending program.

We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities, including interest and dividend payments, respectively, on our senior notes and common shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, senior notes and other debt or equity issuances, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, purchase reinsurance, pay general and administrative expenses and taxes, and pay dividends and interest, with the remainder made available to our investment managers for investment in accordance with our investment policy.

Cash flows from operations for the year ended December 31, 2008 were $656.9 million compared to $761.0 million for the year ended December 31, 2007 and $791.6 million for the year ended December 31, 2006. The decrease in cash flows from operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to lower net premiums written and higher net losses and loss expenses paid. Cash flows from operations for the year ended December 31, 2007 decreased compared to the year ended December 31, 2006 primarily due to lower net premiums written offset by increased investment income received and lower net losses and loss expenses paid.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $443.1 million in net cash for investing activities during the year ended December 31, 2008 compared to $166.7 million for the year ended December 31, 2007 and $747.9 million for the year ended December 31, 2006. The increase in cash flows used in investing activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to cash used to acquire Darwin during 2008. Net cash used in investing activities decreased during the year ended December 31, 2007 compared to the year ended December 31, 2006 due to lower cash flows from operations available to invest and due to the sale of investments to finance our acquisition of common shares from AIG.

Cash flows provided by financing activities were $242.3 million for the year ended December 31, 2008 compared to net cash used in financing activities of $759.2 million for the year ended December 31, 2007 and net cash flows provided by financing activities of $150.0 million for the year ended December 31, 2006. Included in cash flows provided by financing activities for the year ended December 31, 2008 were dividends paid of $35.3 million and $243.8 million of proceeds from the borrowing of our syndicated loan. During the year ended December 31, 2007, we used $563.4 million to acquire common shares from AIG, one of our founding shareholders. During the year ended December 31, 2006, we completed our IPO, including the exercise in full by the underwriters of their over-allotment option, and a senior notes offering, which resulted in gross proceeds received of $344.1 million and $498.5 million, respectively. We also paid issuance costs of approximately $31.5 million in association with these offerings. We utilized $500.0 million of the net funds received to repay our term loan.

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2008 and December 31, 2007, including a global high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities. As of December 31, 2008 and 2007, net accumulated unrealized gains were $105.6 million and $136.2 million, respectively. The change in unrealized gains or losses during 2008 reflected movements in interest rates and credit spread widening partially offset by the recognition of approximately $212.9 million of realized losses on securities that were considered to be impaired on an other-than-temporary basis. The maturity distribution of our fixed income portfolio (on a market value basis) as of December 31, 2008 and December 31, 2007 was as follows:

	December 31,	December 31,
	2008	2007
	($ in millions)

Due in one year or less	$274.2	$474.1
Due after one year through five years	1,887.1	1,982.1
Due after five years through ten years	1,254.9	869.0
Due after ten years	365.8	99.5
Mortgage-backed	2,089.9	2,117.5
Asset-backed	160.1	164.9

Total	$6,032.0	$5,707.1

We have investments in various hedge funds, the market value of which was $48.6 million as of December 31, 2008. Each of the hedge funds has redemption notice requirements. For those hedge funds that are in the form of limited partnerships, liquidity is allowed after the term of the partnership and could be extended at the option of the general partner. As of December 31, 2008, we had two hedge funds that were in the form of limited partnerships, which allow for liquidity in 2010 unless extended by the general partners. In January 2009, one of the funds received a notice of termination from one of its lenders and is expected to be liquidated during 2009. We do not expect to receive any proceeds at final redemption, and have taken a mark-to-market loss of $19.4 million during the year ended December 31, 2008. During 2008, we submitted redemption requests for our investments in the Portfolio VI Fund and AIG Select Fund. We are the sole investors in the Portfolio VI Fund and the market value of this fund was $37.5 million as of December 31, 2008. We expect to receive the remaining redemptions in 2009. We redeemed our entire investment in the AIG Select Fund during 2008. Given current market conditions, we may not realize the full value of the Portfolio VI Fund at final redemption.

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

The following were our financial strength ratings as of February 23, 2009:

A.M. Best	A/stable
Moody’s*	A2/negative
Standard & Poor’s**	A-/stable

*	Moody’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Allied World Reinsurance Company.

**	Standard & Poor’s financial strength ratings are for Allied World Assurance Company, Ltd., Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited.

The following were our senior unsecured debt ratings as of February 23, 2009:

A.M. Best	bbb/stable
Moody’s	Baa1/negative
Standard & Poor’s	BBB/stable

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

We were in compliance with all covenants related to our senior notes as of December 31, 2008.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2008:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in millions)

Contractual Obligations
Senior notes (including interest)	$800.0	$37.5	$75.0	$75.0	$612.5
Syndicated loan (including interest)	245.4	245.4	—	—	—
Operating lease obligations	110.1	12.0	22.3	19.5	56.3
Investment commitments outstanding	50.0	50.0	—	—	—
Darwin LTIP	18.6	8.1	9.2	1.3	—
Gross reserve for losses and loss expenses	4,576.8	1,165.6	1,408.4	577.3	1,425.5

Total	$5,800.9	$1,518.6	$1,514.9	$673.1	$2,094.3

As part of the acquisition of Darwin, we assumed Darwin’s Long Term Incentive Plan (“Darwin LTIP”) that Darwin had implemented for certain of its key employees. Initially, the Darwin LTIP allocated 20% of the underwriting profit for each year (premiums net of losses and expenses) plus 20% of the investment income based on average net assets outstanding in each year (at a deemed interest rate equal to the 10 year U.S. Treasury note rate) to the Darwin LTIP participants, based on their assigned percentage interests. Effective January 1, 2006, the Darwin LTIP was modified to reflect changes in the calculation of the underwriting profitability allocated to the participants of the Darwin LTIP. For 2006 and later years, the amount allocated to the participants is calculated as an amount equal to 20% of the underwriting profit less an amount equal to 5% of net premiums earned. In addition, imputed investment income will no longer be credited to the pool participants. Interests in these profit pools vest over a four-year period. The payments due are made in increments over the fourth, fifth and sixth years.

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2008 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.

The fixed income securities in our investment portfolio are subject to interest rate risk and credit risk. Any changes in interest rates and credit spreads have a direct effect on the market values of fixed income securities. As interest rates rise, the market values fall, and vice versa. As credit spreads widen, the market values fall, and vice versa.

The change in market value as a result of a change in interest rates is determined by calculating hypothetical December 31, 2008 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)

Total market value	$7,135.7	$6,938.6	$6,838.7	$6,738.3	$6,637.6	$6,536.6	$6,334.0
Market value change from base	397.4	200.3	100.4	0	(100.7)	(201.7)	(404.3)
Change in unrealized appreciation/(depreciation)	5.9%	3.0%	1.5%	0.0%	(1.5)%	(3.0)%	(6.0)%

The change in market value as a result of a change in credit spreads is determined by calculating hypothetical December 31, 2008 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. treasury fixed maturity investments presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	−100	−50	0	+50	+100	+200
	($ in millions)

Total market value	$5,492.7	$5,353.3	$5,283.7	$5,214.3	$5,144.3	$5,074.7	$4,935.3
Market value change from base	278.4	139.0	69.4	0	(70.0)	(139.6)	(279.0)
Change in unrealized appreciation/(depreciation)	5.3%	2.7%	1.3%	0.0%	(1.3)%	(2.7)%	(5.4)%

As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of December 31, 2008, approximately 99% of our fixed income investments consisted of investment grade securities. As of December 31, 2008, we held $994.7 million, or 14.5%, of our total investments and cash and cash equivalents in corporate bonds that were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standard & Poor’s. Included in the $994.7 million was $287.8 million of corporate bonds issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation.

As of December 31, 2008, we held $2,089.9 million, or 30.5%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 20.2%, 3.4% and 6.9%, respectively, of our total investments and cash and cash equivalents. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment, prepayment risk is not considered significant at this time. In addition, nearly all of our investments in mortgage-backed securities were rated “Aaa” by Moody’s and “AAA” by Standard & Poor’s as of December 31, 2008. As of December 31, 2008, our mortgage-backed securities that have exposure to subprime and Alt-A mortgages was limited to $1.5 million and $14.2 million, respectively, or less than 1%, of our fixed maturity investments.

As of December 31, 2008, we held investments in several hedge funds with a market value of $48.6 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

Given the ongoing turmoil in the financial markets, we believe that there is potential for significant write-downs of our, and other insurers’, invested assets in future periods if the ongoing turmoil in the financial markets were to persist for an extended period of time.

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

As of December 31, 2008, 1.9% of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar compared to 2.2% as of December 31, 2007. For the years ended December 31, 2008 and 2007, approximately 15% and 14%, respectively, of our business written was denominated in currencies other than the U.S. dollar. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.

Our foreign exchange gains (losses) for the years ended December 31, 2008, 2007 and 2006 are set forth in the chart below.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)

Realized exchange (losses) gains	$(4.1)	$1.6	$1.4
Unrealized exchange gains (losses)	5.5	(0.8)	(2.0)

Foreign exchange gains (losses)	$1.4	$0.8	$(0.6)

Item 8.  Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-49 and S-1 through S-5 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. As permitted by SEC guidance, our management excluded from this evaluation the acquisition of Darwin which closed on October 20, 2008 and which accounted for approximately 11.5% of our total assets, 4.8% of our gross premiums written and 7.5% of our net income as reflected in our consolidated financial statements as of and for the year ending December 31, 2008.

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

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, Ltd
Hamilton, Bermuda

We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, Ltd and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Darwin Professional Underwriters, Inc. (“Darwin”) which was acquired on October 20, 2008 and whose financial statements accounted for approximately 11.5% of total assets, 4.8% of gross premiums written and 7.5% of net income as reflected in the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Darwin. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  Deloitte & Touche

DELOITTE & TOUCHE
Hamilton, Bermuda
February 27, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on February 27, 2009.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

By:	/s/ SCOTT A. CARMILANI
Name:     Scott A. Carmilani

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT A. CARMILANI Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2009

/s/ JOAN H. DILLARD Joan H. Dillard	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ PATRICK DE SAINT-AIGNAN Patrick de Saint-Aignan	Director	February 27, 2009

/s/ JAMES F. DUFFY James F. Duffy	Director	February 27, 2009

Bart Friedman	Deputy Chairman of the Board

/s/ SCOTT HUNTER Scott Hunter	Director	February 27, 2009

/s/ MARK R. PATTERSON Mark R. Patterson	Director	February 27, 2009

/s/ SAMUEL J. WEINHOFF Samuel J. Weinhoff	Director	February 27, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Memorandum of Association
3	.2(14)	Second Amended and Restated Bye-laws
4	.1(1)	Specimen Common Share Certificate
4	.2(1)	American International Group, Inc. Warrant, dated November 21, 2001
4	.3(1)	The Chubb Corporation Warrant, dated November 21, 2001
4	.4(1)	GS Capital Partners 2000, L.P. Warrant, dated November 21, 2001
4	.5(1)	GS Capital Partners 2000 Offshore, L.P. Warrant, dated November 21, 2001
4	.6(1)	GS Capital Partners 2000 Employee Fund, L.P. Warrant, dated November 21, 2001
4	.7(1)	GS Capital Partners 2000, GmbH & Co. Beteiligungs KG Warrant, dated November 21, 2001
4	.8(1)	Stone Street Fund 2000, L.P. Warrant, dated November 21, 2001
4	.9(1)	Bridge Street Special Opportunities Fund 2000, L.P. Warrant, dated November 21, 2001
4	.10(2)	Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee
4	.11(2)	First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee
4	.12(2)	Form of Note (Included as part of Exhibit 4.11)
4	.13(3)	Amendment to Warrants to Purchase Common Shares of Allied World Assurance Company Holdings, Ltd, dated as of August 1, 2006, by and among Allied World Assurance Company Holdings, Ltd and GS Capital Partners 2000, L.P.; GS Capital Partners 2000 Offshore, L.P.; GS Capital Partners 2000, GmbH & Co. Beteiligungs KG; GS Capital Partners 2000 Employee Fund, L.P.; Stone Street Fund 2000, L.P.; and Bridge Street Special Opportunities Fund 2000, L.P.
10	.1(1)	Registration Rights Agreement by and among Allied World Assurance Company Holdings, Ltd and the shareholders named therein
10	.2(1)	Underwriting Agency Agreement, dated December 1, 2001, between Allied World Assurance Company, Ltd and IPCRe Underwriting Services Limited
10	.3(1)	Amended and Restated Amendment No. 1 to Underwriting Agency Agreement, dated as of April 19, 2004
10	.4(1)	Amendment No. 2 to Underwriting Agency Agreement, as amended, dated as of March 28, 2003
10	.5(1)	Amendment No. 3 to Underwriting Agency Agreement, as amended, dated as of October 31, 2003
10	.6(1)	Amendment No. 4 to Underwriting Agency Agreement, as amended, dated as of October 26, 2005
10	.7(4)	Amendment No. 5 to Underwriting Agency Agreement, as amended, dated as of December 1, 2006
10	.8(1)	Guarantee, dated May 22, 2006, of Allied World Assurance Company, Ltd in favor of American International Group, Inc.
10	.9(7)	Amended and Restated Software License Agreement, effective as of November 17, 2006, by and between Transatlantic Holdings, Inc. and Allied World Assurance Company, Ltd
10	.10(13)†	Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan
10	.11(1)†	Form of Participation Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan
10	.12(5)†	Form of Indemnification Agreement
10	.13(6)	Lease, dated November 29, 2006, by and between American International Company Limited and Allied World Assurance Company, Ltd
10	.14(8)	Insurance Letters of Credit-Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc
10	.15(8)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc
10	.16(8)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A

Exhibit
Number		Description

10	.17(9)	Retirement and Consulting Agreement, dated effective as of March 31, 2007, by and between Allied World Assurance Company Holdings, Ltd and G. William Davis, Jr.
10	.18(10)†	Amended and Restated Contract of Employment by and between Allied World Assurance Company (Europe) Limited and John Redmond
10	.19(11)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Unsecured Senior Revolving Credit Facility
10	.20(11)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Senior Secured Letter of Credit Facility
10	.21(11)	Pledge and Security Agreement, dated as of November 27, 2007, by and between Allied World Assurance Company, Ltd, as pledgor, and Wachovia Bank, National Association, as administrative agent
10	.22(11)	Account Control Agreement, dated November 27, 2007, by and among Allied World Assurance Company, Ltd, as pledgor, Mellon Bank, N.A., as custodian, and Wachovia Bank, National Association, as administrative agent
10	.23(12)	Stock Purchase Agreement, dated as of December 14, 2007, by and between Allied World Assurance Company Holdings, Ltd and American International Group, Inc.
10	.24(1)	Letter Agreement, dated October 1, 2004, between Allied World Assurance Company Holdings, Ltd and Michael Morrison
10	.25(14)	Allied World Assurance Company Holdings, Ltd Deferred Fee Plan for Non-Employee Directors
10	.26(14)†	Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan
10	.27(14)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan
10	.28(14)†	Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan
10	.29(14)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan
10	.30(14)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan
10	.31(14)†	Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan
10	.32(15)	Discretionary Investment Management Agreement, dated as of May 14, 2008, by and between Allied World Reinsurance Company and Goldman Sachs Asset Management, L.P.
10	.33(16)†	Allied World Assurance Company (U.S.) Inc. Amended and Restated Supplemental Executive Retirement Plan
10	.34(17)†	Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and Richard E. Jodoin
10	.35(18)	First Amended and Restated Discretionary Investment Management Agreement (Bermuda and Europe Form). Goldman Sachs Asset Management International entered into separate agreements with (i) Allied World Assurance Company, Ltd; (ii) Allied World Assurance Company (Reinsurance) Limited; and (iii) Allied World Assurance Company (Europe) Limited that are materially identical to the form incorporated herein by reference.
10	.36(18)	First Amended and Restated Discretionary Investment Management Agreement (U.S. Form). Goldman Sachs Asset Management, L.P. entered into separate agreements with (i) Allied World Assurance Company (U.S.) Inc.; and (ii) Allied World National Assurance Company that are materially identical to the form incorporated herein by reference.

Exhibit
Number		Description

10	.37(18)	First Amended and Restated Discretionary Investment Management Agreement (Trust Form). Goldman Sachs Asset Management, L.P. entered into separate agreements with (i) Allied World National Assurance Company and Allied World Assurance Company, Ltd; (ii) Allied World Assurance Company (U.S.) Inc. and Allied World Assurance Company, Ltd; (iii) Allied World Assurance Company, Ltd; (iv) Allied World Assurance Company (U.S.) Inc. relating to an account with Canadian assets; and (v) Allied World Assurance Company (U.S.) Inc. relating to an additional account with Canadian assets that are materially identical to the form incorporated herein by reference.
10	.38(18)	Discretionary Investment Management Agreement, dated as of November 21, 2008, by and between Goldman Sachs Asset Management, L.P. and Allied World Reinsurance Company
10	.39(19)	Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon
10	.40†	Amended and Restated Employment Agreement, dated as of January 16, 2008, by and between Allied World National Assurance Company and W. Gordon Knight
10	.41(20)†	Amended and Restated Employment Agreement -- Form for Bermuda Executive Officers
10	.42(21)	Software License Agreement, dated November 21, 2003, by and between OneShield, Inc. and Darwin Professional Underwriters, Inc.
21.1		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche, an independent registered public accounting firm
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132507) of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 17, 2006, as amended, and declared effective by the SEC on July 11, 2006.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 1, 2006.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 14, 2006.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 7, 2006.

(5)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 7, 2006.

(6)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 1, 2006.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 21, 2007.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 6, 2007.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 23, 2007.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 9, 2007.

(11)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 3, 2007.

(12)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 17, 2007.

(13)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 29, 2008.

(14)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on May 9, 2008.

(15)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on May 16, 2008.

(16)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 8, 2008.

(17)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on October 7, 2008.

(18)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 28, 2008.

(19)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on January 5, 2009.

(20)	Other than with respect to title, base salary, housing and utility allowance and commencement date, the amended and restated employment agreements, dated as of October 1, 2008, for Scott A. Carmilani, Joan H. Dillard, Wesley D. Dupont and Marshall J. Grossack are identical to the form filed as Exhibit 10.41.

(21)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132355) of Darwin Professional Underwriters, Inc. filed with the SEC on March 10, 2006, as amended, and declared effective by the SEC on May 18, 2006.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, Ltd

We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, Ltd and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, Ltd and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material, respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche

Hamilton, Bermuda
February 27, 2009

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED BALANCE SHEETS
as of December 31, 2008 and 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2008	2007

ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2008:
$5,872,031; 2007: $5,595,943)	$6,032,029	$5,707,143
Other invested assets, at fair value	69,902	—
Other invested assets available for sale, at fair value (cost: 2008: $89,229; 2007: $291,458)	55,199	322,144

Total investments	6,157,130	6,029,287
Cash and cash equivalents	655,828	202,582
Restricted cash	50,439	67,886
Securities lending collateral	171,026	147,241
Insurance balances receivable	347,941	304,499
Prepaid reinsurance	192,582	163,836
Reinsurance recoverable	888,314	682,765
Accrued investment income	50,671	55,763
Deferred acquisition costs	135,780	108,295
Goodwill	268,532	—
Intangible assets	71,410	3,920
Balances receivable on sale of investments	12,371	84,998
Net deferred tax assets	22,452	4,881
Other assets	47,603	43,155

Total assets	$9,072,079	$7,899,108

LIABILITIES:
Reserve for losses and loss expenses	$4,576,828	$3,919,772
Unearned premiums	930,358	811,083
Unearned ceding commissions	49,599	28,831
Reinsurance balances payable	95,129	67,175
Securities lending payable	177,010	147,241
Balances due on purchase of investments	—	141,462
Syndicated loan	243,750	—
Senior notes	498,796	498,682
Accounts payable and accrued liabilities	83,747	45,020

Total liabilities	$6,655,217	$5,659,266

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2008: 49,036,159 shares and 2007: 48,741,927 shares	$1,471	$1,462
Additional paid-in capital	1,314,785	1,281,832
Retained earnings	994,974	820,334
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	105,632	136,214

Total shareholders’ equity	$2,416,862	$2,239,842

Total liabilities and shareholders’ equity	$9,072,079	$7,899,108

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of United States dollars, except share and per share amounts)

	2008	2007	2006

REVENUES:
Gross premiums written	$1,445,584	$1,505,509	$1,659,025
Premiums ceded	(338,356)	(352,399)	(352,429)

Net premiums written	1,107,228	1,153,110	1,306,596
Change in unearned premiums	9,677	6,832	(54,586)

Net premiums earned	1,116,905	1,159,942	1,252,010
Net investment income	308,775	297,932	244,360
Net realized investment losses	(272,851)	(7,617)	(28,678)
Other income	746	—	—

	1,153,575	1,450,257	1,467,692

EXPENSES:
Net losses and loss expenses	641,122	682,340	739,133
Acquisition costs	112,569	118,959	141,488
General and administrative expenses	186,560	141,641	106,075
Interest expense	38,743	37,848	32,566
Foreign exchange (gain) loss	(1,421)	(817)	601

	977,573	979,971	1,019,863

Income before income taxes	176,002	470,286	447,829
Income tax (recovery) expense	(7,633)	1,104	4,991

NET INCOME	183,635	469,182	442,838

Other comprehensive (loss) income
Unrealized (losses) gains on investments arising during the year net of applicable deferred income tax recovery (expense) 2008: $9,433; 2007: ($5,839); 2006: ($342)	(198,405)	122,133	3,294
Reclassification adjustment for net realized investment losses included in net income, net of applicable income tax recovery	194,085	7,617	28,678

Other comprehensive (loss) income net of tax	(4,320)	129,750	31,972

COMPREHENSIVE INCOME	$179,315	$598,932	$474,810

PER SHARE DATA
Basic earnings per share	$3.75	$7.84	$8.09
Diluted earnings per share	$3.59	$7.53	$7.75
Weighted average common shares outstanding	48,936,912	59,846,987	54,746,613
Weighted average common shares and common share equivalents outstanding	51,147,215	62,331,165	57,115,172
Dividends declared per share	$0.72	$0.63	$0.15

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of United States dollars)

			Accumulated	Retained
		Additional	Other	Earnings
	Share	Paid-in	Comprehensive	(Accumulated
	Capital	Capital	(Loss) Income	Deficit)	Total

December 31, 2005	$1,505	$1,488,860	$(25,508)	$(44,591)	$1,420,266
Stock issuance in initial public offering	304	315,485	—	—	315,789
Net income	—	—	—	442,838	442,838
Stock compensation plans	—	18,262	—	—	18,262
Dividends	—	—	—	(9,043)	(9,043)
Other comprehensive income	—	—	31,972	—	31,972

December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084

Net income	—	—	—	469,182	469,182
Stock compensation plans	3	22,319	—	—	22,322
Stock acquired	(350)	(563,094)	—	—	(563,444)
Dividends	—	—	—	(38,052)	(38,052)
Other comprehensive income	—	—	129,750	—	129,750

December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842

Net income	—	—	—	183,635	183,635
Cumulative effect adjustment upon adoption of FAS 159	—	—	(26,262)	26,262	—
Stock compensation plans	9	32,953	—	—	32,962
Dividends	—	—	—	(35,257)	(35,257)
Other comprehensive (loss)	—	—	(4,320)	—	(4,320)

December 31, 2008	$1,471	$1,314,785	$105,632	$994,974	$2,416,862

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of United States dollars)

	2008	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$183,635	$469,182	$442,838
Adjustments to reconcile net income to cash provided by operating activities:
Net realized (gains) losses on sales of investments	(17,768)	(37,001)	4,800
Other-than-temporary impairment charges on investments	212,897	44,618	23,878
Change in fair value of other invested assets	77,722	—	—
Amortization of premiums net of accrual of discounts on fixed maturities	(12,006)	(2,960)	11,981
Amortization and depreciation of fixed assets	9,619	8,709	4,037
Stock compensation expense	28,186	22,491	10,805
Debt issuance expense	—	—	724
Amortization of discount and expenses on senior notes	459	427	168
Cash settlements on interest rate swaps	—	—	7,340
Mark to market on interest rate swaps	—	—	(6,896)
Insurance balances receivable	(2,809)	(238)	(86,217)
Prepaid reinsurance	11,479	(4,117)	(19,120)
Reinsurance recoverable	55,621	6,340	27,228
Accrued investment income	11,134	(4,651)	(2,129)
Deferred acquisition costs	6,640	(7,969)	(5,769)
Net deferred tax assets	(14,163)	(5,626)	(1,292)
Other assets	21,947	(2,941)	7,987
Reserve for losses and loss expenses	96,959	282,775	231,644
Unearned premiums	(21,157)	(2,714)	73,706
Unearned ceding commissions	(438)	4,917	(3,551)
Reinsurance balances payable	3,177	(15,037)	53,645
Accounts payable and accrued liabilities	5,809	4,763	15,757

Net cash provided by operating activities	656,943	760,968	791,564

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(4,558,664)	(4,282,638)	(5,663,168)
Purchases of other invested assets	(63,357)	(175,770)	(132,011)
Sales of fixed maturity investments	4,583,751	3,966,822	4,855,816
Sales of other invested assets	158,857	106,713	165,250
Net cash paid for acquisitions	(536,195)	—	—
Changes in securities lending collateral received	(23,785)	157,501	152,050
Purchases of fixed assets	(21,190)	(9,666)	(29,418)
Change in restricted cash	17,447	70,337	(96,435)

Net cash used in investing activities	(443,136)	(166,701)	(747,916)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(35,257)	(38,052)	(9,043)
Proceeds from (payment of ) the exercise of stock options	4,046	(168)	—
Stock acquired	—	(563,444)	—
Gross proceeds from initial public offering	—	—	344,080
Issuance costs paid on initial public offering	—	—	(28,291)
Proceeds from issuance of senior notes	—	—	498,535
Repayment of long-term debt	—	—	(500,000)
Debt issuance costs paid	—	—	(3,250)
Proceeds from syndicated loan	243,750	—	—
Changes in securities lending collateral	29,769	(157,501)	(152,050)

Net cash provided by (used in) financing activities	242,308	(759,165)	149,981

Effect of exchange rate changes on foreign currency cash	(2,869)	663	809

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	453,246	(164,235)	194,438
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	202,582	366,817	172,379

CASH AND CASH EQUIVALENTS, END OF YEAR	$655,828	$202,582	$366,817

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$3,658	$3,814	$707
— Cash paid for interest expense	37,500	38,021	15,495
Supplemental disclosure of non-cash flow information:
— Change in balance receivable on sale of investments	72,627	(68,453)	(12,912)
— Change in balance payable on purchase of investments	(141,462)	141,462	—

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

1.	GENERAL

Allied World Assurance Company Holdings, Ltd (“Holdings”) was incorporated in Bermuda on November 13, 2001. Holdings, through its wholly-owned subsidiaries (collectively the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States (“U.S.”), Ireland, Switzerland and the United Kingdom (“U.K.”).

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:

•	The premium estimates for certain reinsurance agreements;

•	Recoverability of deferred acquisition costs;

•	The reserve for outstanding losses and loss expenses;

•	Valuation of ceded reinsurance recoverables;

•	Determination of impairment of goodwill and other intangible assets;

•	Valuation of financial instruments; and

•	Determination of other-than-temporary impairment of investments.

Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the consolidated statements of cash flows and footnotes have been made to prior years’ amounts to conform to the current year’s presentation.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

a)	Premiums and Acquisition Costs — (continued)

estimated and accrued based on available information. Certain insurance and reinsurance policies can require that the premium be adjusted at the expiry of the policy to reflect the actual experience by the Company.

Premiums are earned over the period of policy coverage in proportion to the risks to which they relate. Premiums relating to the unexpired periods of coverage are recorded in the consolidated balance sheet as “unearned premiums.” Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies.

Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are calculated in accordance with the contract terms and earned in the same period as the loss event that gives rise to the reinstatement premium.

Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are incurred in the acquisition of new and renewal business and are expensed as the premiums to which they relate are earned. Acquisition costs relating to the reserve for unearned premiums are deferred and carried on the balance sheet as an asset and are amortized over the period of coverage. Expected losses and loss expenses, other costs and anticipated investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses which may exceed the related unearned premiums.

b)	Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves (“OSLR,” also known as “case reserves”) and reserves for losses incurred but not reported (“IBNR”). OSLR relate to known claims and represent management’s best estimate of the likely loss payment. Thus, there is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require substantial judgment since they relate to changes in the value of claims that have been reported to the Company but not yet settled and to unreported events that, based on reported and industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to the Company.

The reserve for IBNR is estimated by management for each line of business based on various factors including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. The Company’s actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves. The adequacy of the reserves is re-evaluated quarterly by the Company’s actuaries. At the completion of each quarterly review of the reserves, a reserve analysis is prepared and reviewed with the Company’s loss reserve committee. This committee determines management’s best estimate for loss and loss expense reserves based upon the reserve analysis.

While management believes that the reserves for OSLR and IBNR are sufficient to cover losses assumed by the Company, there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company recognizes any changes in its loss reserve estimates and the related reinsurance recoverables in the consolidated statements of operations and comprehensive income in the periods in which they are determined.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

c)	Reinsurance

In the ordinary course of business, the Company uses both treaty and facultative reinsurance to minimize its net loss exposure to any one catastrophic loss event or to an accumulation of losses from a number of smaller events. Reinsurance premiums ceded are expensed and any commissions recorded thereon are earned over the period the reinsurance coverage is provided in proportion to the risks to which they relate. Prepaid reinsurance represents unearned premiums ceded to reinsurance companies. Reinsurance recoverable includes the balances due from those reinsurance companies under the terms of the Company’s reinsurance agreements for paid and unpaid losses and loss reserves. Amounts recoverable from reinsurers are estimated in a manner consistent with the estimated claim liability associated with the reinsured policy.

The Company determines the portion of the IBNR liability that will be recoverable under its reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR.

The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements; therefore, the Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2008 and 2007, as the Company believes that all reinsurance balances will be recovered.

d)	Investments

Fixed maturity investments are classified as available for sale and carried at fair value with the difference between amortized cost and fair value, net of the effect of taxes, included in “accumulated other comprehensive income” on the consolidated balance sheets.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”) as of January 1, 2008, and has elected the fair value option for its hedge fund investments, which are classified as “other invested assets, at fair value” in the consolidated balance sheets. At the time of adoption, the fair value and carrying value of the hedge fund investments were $241,435 and the net unrealized gain was $26,262. The Company has elected the fair value option for its hedge fund investments as the Company believes that recognizing changes in the fair value of the hedge funds in the consolidated statements of operations and comprehensive income each period better reflects the results of the Company’s investment in the hedge funds rather than recognizing changes in fair value in accumulated other comprehensive income.

Upon adoption of FAS 159, the Company reclassified the net unrealized gain related to the hedge funds of $26,262 from “accumulated other comprehensive income” and recorded a cumulative-effect adjustment in “retained earnings”. There was no net deferred tax liability associated with the net unrealized gain as the hedge fund investments are held by a Bermuda insurance subsidiary that pays no income tax. Any subsequent change in unrealized gain or loss of “other invested assets, at fair value” will be recognized in the consolidated statements of operations and comprehensive income and included in net realized investment gains or losses. Prior to the adoption of FAS 159 any change in unrealized gain or loss was included in “accumulated other comprehensive income” in the consolidated balance sheet. The net loss recognized for the change in fair value of the hedge fund investments in the consolidated statements of operations and comprehensive income during the year ended December 31, 2008 was $77,886.

Also included in “other invested assets, at fair value” are the investments held by a hedge fund in which the Company is the sole investor. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), this hedge fund has been fully consolidated within the Company’s results. The

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

d)	Investments — (continued)

hedge fund is a fund of hedge funds and as such, investments held by the fund are carried at fair value. Any subsequent change in unrealized gain or loss will be recognized in the consolidated statements of operations and comprehensive income and included in net realized investment gains or losses.

As part of our acquisition of Darwin Professional Underwriters Inc. (“Darwin”) in October 2008, we elected to use the fair value option under FAS 159 for the equity securities held by Darwin as of the closing date. As permitted under FAS 159, a business combination creates an election date for the fair value option. The equity securities are included in “other invested assets, at fair value” in the consolidated balance sheets. Any subsequent change in unrealized gain or loss for the equity securities will be recognized in the consolidated statements of operations and comprehensive income and included in net realized investment gains or losses.

The Company has an investment in a global high-yield bond fund which is included in “other invested assets available for sale, at fair value” on the consolidated balance sheet. This investment is carried at fair value with the difference between cost and fair value included in “accumulated other comprehensive income” on the consolidated balance sheets.

As of December 31, 2007, the Company’s investment in hedge funds, the global high-yield bond fund and other invested assets were included in “other invested assets available for sale, at fair value” on the consolidated balance sheets.

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

On a quarterly basis, the Company reviews the carrying value of its investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, the Company’s investment portfolio managers have the discretion to sell those investments at any time. As such, the Company recognizes an other-than-temporary charge for those securities in an unrealized loss position each quarter as the Company cannot assert that it has the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then the Company records a realized loss in the consolidated statements of operations and comprehensive income in the period that it is determined, and the cost basis of that investment is reduced.

e)	Translation of Foreign Currencies

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. Foreign currency revenues and expenses are translated at the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

e)	Translation of Foreign Currencies — (continued)

average exchange rates prevailing during the period. Exchange gains and losses, including those arising from forward exchange contracts, are included in the consolidated statements of operations and comprehensive income. The Company’s functional currency, and that of its operating subsidiaries, is the U.S. dollar as it is the single largest currency in which the Company transacts its business and holds its invested assets.

f)	Cash and Cash Equivalents

Cash and cash equivalents include amounts held in banks, time deposits, commercial paper, discount notes and U.S. Treasury Bills with maturities of less than three months from the date of purchase.

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

It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated statements of operations and comprehensive income. The Company has not recorded any interest or penalties during the years ended December 31, 2008, 2007 and 2006 and the Company has not accrued any payment of interest and penalties as of December 31, 2008 and 2007.

h)	Employee Stock Option Compensation Plan

The Company accounts for stock option compensation in accordance with FAS No. 123(R) “Share Based Payment” (“FAS 123(R)”). FAS 123(R) applies to Holdings’ employee stock option plan as the amount of Company shares received as compensation through the issuance of stock options is determined by reference to the value of the shares. Compensation expense for stock options granted to employees is recorded on a straight-line basis over the option vesting period and is based on the fair value of the stock options on the grant date. The fair value of each stock option on the grant date is determined by using the Black-Scholes option-pricing model. The Company has adopted FAS 123(R) using the prospective method for the fiscal year beginning January 1, 2006.

i)	Restricted Stock Units

The Company has granted RSUs to certain employees. These RSUs generally vest pro-rata over four years from the date of grant or in either the fourth or fifth year from the date of the original grant. The Company accounts for the RSU compensation in accordance with FAS 123(R). The compensation expense for the RSUs is based on the market value of Holdings’ common shares on the grant date, and is recognized on a straight-line basis over the applicable vesting period.

j)	Long-Term Incentive Plan Awards

The Company implemented the Amended and Restated Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period, which is generally the ending of the third fiscal year from the date of grant or either the ending of the fourth or fifth fiscal year from the date

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

j)	Long-Term Incentive Plan Awards — (continued)

of grant. The Company accounts for the LTIP award compensation in accordance with FAS 123(R). The compensation expense for these awards is based on the market value of the Company’s common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period.

k)	Goodwill and Intangible Assets

Identifiable intangible assets and goodwill that arise from business combinations are accounted for in accordance with FAS No. 141, “Business Combinations,” (“FAS 141”) and FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets, other than goodwill, consist of trademarks, renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States.

For intangible assets with finite lives, the value of the assets is amortized over their useful lives. The Company also tests assets for impairment if conditions exist that indicate the carrying value may not be recoverable. If, as a result of the evaluation, the Company determines that the value of the intangible assets is impaired, then the value of the assets will be written-down in the period in which the determination of the impairment is made.

For indefinite lived intangible assets and goodwill, the Company does not amortize the intangible asset but evaluates and compares the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. If, as a result of the evaluation, the Company determines that the value of the intangible assets is impaired, then the value of the assets will be written-down in the period in which the determination of the impairment is made.

In accordance with FAS 142, the Company’s annual valuations have not indicated any impairment of any non-goodwill indefinite lived intangible assets and goodwill. This also included an assessment of the goodwill acquired as part of the acquisition of Darwin, which occurred after our annual impairment testing date. We performed an analysis to determine if the recent market turmoil would constitute an event that would require a valuation of the acquired goodwill. This analysis considered several factors, including the market dislocation on the insurance industry and the impact it has had on our operations and our competitors, an evaluation of the business acquired from Darwin to determine if any adverse changes in cash flows have occurred, changes in credit ratings, comparables to other recently completed acquisitions of our competitors and an analysis of the Company’s cost of capital as of the acquisition date of Darwin and subsequently. The Company concluded that there were no significant negative impacts that would necessitate a re-valuation at the end of the year of the acquired entity.

l)	Derivative Instruments

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), requires the recognition of all derivative financial instruments at fair value as either assets or liabilities in the consolidated balance sheets. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

l)	Derivative Instruments — (continued)

other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange (gain) loss” in the consolidated statements of operations and comprehensive income.

Since the derivatives held are not designated as hedges under FAS 133 and form a part of operations, all cash receipts or payments and any changes in the derivative asset or liability are recorded as cash flows from operations rather than as a financing activity.

m)	Securities Lending

As of December 31, 2008, the Company had a securities lending program whereby the Company’s securities, which are included in “fixed maturity investments available for sale” on the consolidated balance sheets, are loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash is required initially at a minimum rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The collateral may not decrease below 100% of the market value of the loaned securities before additional collateral is required.

In accordance with FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” since the Company maintains effective control of the securities it lends, a financial-components approach has been adopted in the accounting treatment of the program. The securities on loan remain included in “fixed maturity investments available for sale” on the consolidated balance sheets. The collateral received under the program is included in the assets on the consolidated balance sheets as “securities lending collateral”. The offset to this asset is a corresponding liability, which is classified as “securities lending payable” on the consolidated balance sheets, and represents the amount of collateral to be returned once securities are no longer on loan. Income earned under the program is included in “net investment income” in the consolidated statements of operations and comprehensive income.

n)	Earnings Per Share

Basic earnings per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net income available to common shareholders divided by the weighted average number of common and common share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities, including share warrants, employee stock options, RSUs and LTIP awards. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

o)	New Accounting Pronouncements — (continued)

value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The determination of whether a market is not active requires significant judgment including whether individual transactions are forced liquidations or distressed sales, whether observable inputs require significant adjustment based on unobservable data and whether broker or pricing service quotes are determinative of fair value. FSP 157-3 was effective upon issuance and is applicable to the consolidated balance sheet as of December 31, 2008. The Company adopted FAS 157 as of January 1, 2008. See Note 5 “Fair Value of Financial Instruments” regarding the Company’s adoption of FAS 157.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) replaces FAS No. 141 “Business Combinations” (“FAS 141”), but retains the fundamental requirements in FAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires acquisition-related costs to be recognized separately from the acquisition, requires assets acquired and liabilities assumed arising from contractual contingencies to be recognized at their acquisition-date fair values and requires goodwill to be recognized as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The Company does not anticipate any impact on future financial statements due to the initial adoption of FAS 141(R).

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amount that includes the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The presentation and disclosure requirements of FAS 160 shall be applied retrospectively for all periods presented. The Company does not anticipate any impact on future financial statements due to the initial adoption of FAS 160.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

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

In May 2008, the FASB issued FAS No. 163 “Accounting for Financial Guarantee Insurance Contracts — an Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 clarifies how FAS 60 “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. FAS 163 also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for calendar year-end companies), and interim periods within those fiscal years. The Company currently does not provide financial guarantee insurance, and as such does not anticipate any impact on future financial statements due to the initial adoption of FAS 163.

In January 2009, the FASB issued FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. The FSP amends the impairment guidance of EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in a Securitized Financial Asset” to achieve more consistent determination of whether an other-than-temporary impairment has occurred under other authoritative literature. Prior to the issuance of FSP EITF 99-20-1 there were two models for determining other-than-temporary impairments for debt securities. For debt securities within the scope of EITF 99-20, the other-than-temporary impairment analysis required the use of market participant assumptions about future cash flows which cannot be overcome by management judgment of the probability of collecting all cash flows previously projected. For all other debt securities, the guidance in FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and other related guidance was used to determine if an other-than-temporary impairment should be recognized. FAS 115 allows for the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. With the issuance of this FSP, all debt securities will utilize FAS 115 and other related guidance to determine if an other-than-temporary impairment should be recognized. This FSP is effective for periods ending after December 15, 2008 (year ended December 31, 2008 for calendar year-end companies). The adoption of this FSP did not have any impact on our financial statements since we have been applying the other-than-temporary impairment guidance in FAS 115 and other related guidance for all our debt securities as none of our debt securities are within the scope of EITF 99-20.

3.	ACQUISITIONS

a)	Finial Insurance Company

In November 2007, Allied World Assurance Holdings (U.S.) Inc. entered into an agreement to purchase all of the outstanding stock of Finial Insurance Company (formerly known as Converium Insurance (North America) Inc.) from Finial Reinsurance Company, an affiliate of Berkshire Hathaway Inc. Finial Insurance Company was renamed Allied World Reinsurance Company, is currently licensed to write insurance and reinsurance in 49 states and the District of Columbia and is an accredited reinsurer in one state and has been used to launch the Company’s reinsurance operations in the United States. This transaction closed on February 29, 2008 for a purchase price of $12,000, the Finial Insurance Company’s policyholders’ surplus of $47,082, an adjustment for the difference between the fair values of investments acquired under U.S. GAAP and statutory reporting of $300 and direct expenses of $387. The total purchase price of $59,769 was paid in cash. As a part of the acquisition, the Company

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

3.	ACQUISITIONS — (continued)

a)	Finial Insurance Company — (continued)

recorded $12,000 of intangible assets with indefinite lives for the value of the insurance and reinsurance licenses acquired. The remaining assets and liabilities acquired were principally comprised of bonds, at fair value, of $31,690, cash of $15,330, other assets of $1,176, deferred tax liabilities of $4,344 and a reserve for losses and loss expenses of $104,914, of which 100% were recorded as “reinsurance recoverable” as the entire reserve for losses and loss expenses is ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc. The Company also recognized goodwill of $3,917 related to this acquisition, which is included in “goodwill” in the consolidated balance sheets. The results of operations of the acquired business are included in our consolidated financial statements beginning on the effective date of the transaction. Pro forma information is not presented for the acquisition of Finial Insurance Company as its results of operations prior to the date of acquisition are not material to the Company.

b)	Darwin Professional Underwriters, Inc.

Holdings entered into a definitive agreement and plan of merger (the “Merger Agreement”) on June 27, 2008 with Allied World Merger Company, a newly formed Delaware corporation and an indirect, wholly-owned subsidiary of the Company (“Merger Sub”), and Darwin, a Delaware corporation. The Merger Agreement provided for the merger of Merger Sub with and into Darwin, with Darwin continuing as the surviving corporation and an indirect wholly-owned subsidiary of Holdings. Darwin is a holding company whose subsidiaries are engaged in the executive and professional liability insurance business with an emphasis on coverage for the healthcare industry. The transaction was completed on October 20, 2008 and has been accounted for as a purchase. Under the purchase method of accounting for a business combination, the assets and liabilities of Darwin were recorded at their fair values on the acquisition date.

Pursuant to the terms of the Merger Agreement, stockholders of Darwin received $32.00 in cash for each share of Darwin common stock in exchange for 100% of their interests in Darwin. Also, each outstanding Darwin stock option became fully vested and was converted into an amount in cash equal to (i) the excess, if any, of $32.00 over the exercise price per share of the stock option, multiplied by (ii) the total number of shares of Darwin common stock subject to the stock option. In addition, each outstanding Darwin restricted share became fully vested and was converted into the right to receive $32.00 in cash per restricted share, and each outstanding director share unit was converted into the right to receive $32.00 in cash per share unit. The total cash consideration paid by the Company was $558,755, including direct costs of the acquisition of $8,478. There is no contingent consideration related to this acquisition.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

3.	ACQUISITIONS — (continued)

b)	Darwin Professional Underwriters, Inc. — (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair Value

Fixed maturity investments	$577,492
Equity securities	10,686
Cash and cash equivalents	57,979
Insurance balances receivable	40,630
Reinsurance recoverable	156,255
Prepaid reinsurance	40,225
Deferred acquisition costs	12,919
Net deferred tax assets	12,878
Intangible assets	56,200
Goodwill	264,615
Other assets	17,389

Total assets acquired	1,247,268

Reserve for losses and loss expenses	455,182
Unearned premiums	140,432
Reinsurance balances payable	24,776
Balances due on purchase of investments	35,204
Accounts payable and accrued liabilities	32,919

Total liabilities acquired	688,513

Net assets acquired	$558,755

The following tables shows the separately identifiable intangible assets acquired and the period over which each intangible asset will be amortized, if applicable.

	Intangible Assets
	Fair Value	Amortization Period

Renewal rights	$38,000	15 years
Trademarks	7,400	15 years
Internally developed software	1,600	3 years
Non-compete covenants	1,200	2 years
State insurance licenses	8,000	N/A

	$56,200

The intangible assets acquired that are subject to amortization have a weighted average useful life of 14.3 years. The state insurance licenses have been determined to have indefinite useful lives and as such are not amortizable. The Company recognizes the amortization of intangible assets in “general and administrative expenses” in the consolidated statements of operations and comprehensive income.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

3.	ACQUISITIONS — (continued)

b)	Darwin Professional Underwriters, Inc. — (continued)

The $264,615 of goodwill has been allocated to the casualty segment as Darwin writes only casualty insurance policies. We do not expect any amount of the goodwill to be deductible for tax purposes.

The results of operations of the acquired business is included in our consolidated financial statements beginning on the effective date of the transaction, which was October 20, 2008.

The following unaudited pro forma information presents the combined results of the Company and Darwin for the twelve months ended December 31, 2008 and 2007, respectively, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

	For the Years Ended December 31,
	2008	2007

Revenue	$1,341,252	$1,653,703
Net income	$215,309	$498,879
Basic earnings per share	$4.40	$8.34
Diluted earnings per share	$4.21	$8.00

4.	INVESTMENTS

a)	Fixed Maturity Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturity investments available for sale by category as of December 31, 2008 and 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008
U.S. Government and Government agencies	$1,608,230	$162,556	$(551)	$1,770,235
Non-U.S. Government and Government agencies	272,186	12,738	(4,768)	280,156
Corporate	1,337,298	35,538	(10,866)	1,361,970
States, municipalities and political subdivisions	350,044	19,618	(43)	369,619
Mortgage backed	2,139,778	48,966	(98,807)	2,089,937
Asset backed	164,495	36	(4,419)	160,112

	$5,872,031	$279,452	$(119,454)	$6,032,029

December 31, 2007
U.S. Government and Government agencies	$1,987,577	$65,653	$(6)	$2,053,224
Non-U.S. Government and Government agencies	100,440	18,694	(291)	118,843
Corporate	1,248,338	10,114	(5,835)	1,252,617
Mortgage backed	2,095,561	22,880	(902)	2,117,539
Asset backed	164,027	897	(4)	164,920

	$5,595,943	$118,238	$(7,038)	$5,707,143

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

a)	Fixed Maturity Investments — (continued)

Included within the corporate bond category as of December 31, 2008 are $287,817 of corporate bonds issued by financial institutions, at fair value, that have been guaranteed by the Federal Deposit Insurance Corporation.

b)	Contractual Maturity Dates

The contractual maturity dates of fixed maturity investments available for sale as of December 31, 2008 are as follows:

	Amortized Cost	Fair Value

Due within one year	$272,937	$274,175
Due after one year through five years	1,826,080	1,887,142
Due after five years through ten years	1,146,894	1,254,913
Due after ten years	321,847	365,750
Mortgage backed	2,139,778	2,089,937
Asset backed	164,495	160,112

	$5,872,031	$6,032,029

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

c)	Other Invested Assets

The cost and fair value of other invested assets as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Cost	Fair Value	Cost	Fair Value

Hedge funds	$48,573	$48,573	$215,173	$241,435
Global high-yield fund	89,229	55,199	75,125	79,549
Equity securities	21,329	21,329	—	—
Other invested assets	—	—	1,160	1,160

	$159,131	$125,101	$291,458	$322,144

As of December 31, 2008, the hedge funds and equity securities are included in “other invested assets, at fair value” on the consolidated balance sheets. Since the change in the unrealized gain or loss is recognized in the consolidated statements of operations and comprehensive income for the hedge funds and equity securities, the cost is reset to equal fair value.

As of December 31, 2008, the global high-yield fund is included in “other invested assets available for sale, at fair value” on the consolidated balance sheets. As of December 31, 2008, the other invested assets available for sale had gross unrealized gains of nil and gross unrealized losses of $34,030. As of December 31, 2007, the other invested assets available for sale, which included the hedge fund investments and the global high-yield fund, had gross unrealized gains of $31,674 and gross unrealized losses of $988.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

d)	Net Investment Income

	2008	2007	2006

Fixed maturities and other investments	$287,910	$283,888	$221,847
Other invested assets	14,540	1,230	11,307
Cash and cash equivalents	13,054	18,644	16,169
Expenses	(6,729)	(5,830)	(4,963)

Net investment income	$308,775	$297,932	$244,360

e)	Components of Realized Gains and Losses

The proceeds from sales of available for sale securities for the years ended December 31, 2008, 2007 and 2006 were $4,583,751, $4,073,535 and $5,021,066, respectively. Components of realized gains and losses for the years ended December 31, 2008, 2007 and 2006 are summarized in the following table:

	2008	2007	2006

Gross realized gains	$92,552	$39,049	$31,030
Gross realized losses	(365,403)	(46,666)	(60,152)
Realized gains on interest rate swaps	—	—	7,340
Unrealized loss on interest rate swaps	—	—	(6,896)

Net realized investment losses	$(272,851)	$(7,617)	$(28,678)

Included in gross realized losses for the years ended December 31, 2008, 2007 and 2006 are other-than-temporary charges of $212,897, $44,618, and $23,878, respectively. Also included in gross realized losses for the year ended December 31, 2008 are realized losses from the sale of fixed income securities issued by Lehman Brothers Holding Ltd of $45,040, Morgan Stanley of $15,035 and Washington Mutual, Inc. of $1,722.

f)	Pledged Assets

As of December 31, 2008 and 2007, $304,526 and $99,438, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $588,108 and $703,299 as of December 31, 2008 and 2007, respectively, and are included in fixed maturity investments.

The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The total capacity of these facilities is $1,700,000 and $1,550,000 as of December 31, 2008 and 2007, respectively, and the collateralized portion of these facilities is $1,300,000 and $1,150,000 as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007 letters of credit amounting to $987,028 and $922,206, respectively, were issued and outstanding under these facilities, and were collateralized with investments with a fair value totaling $1,312,976 and $1,170,731, respectively.

The fair value of the combined total cash and cash equivalents and investments held under trust were $2,205,610 and $1,973,468 as of December 31, 2008 and 2007, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

g)	Change in Unrealized Gains and Losses

	2008	2007	2006

Net change in unrealized gains and losses, net of taxes	$(4,320)	$129,750	$31,972

h)	Analysis of Unrealized Losses

The Company’s primary investment objective is the preservation of capital. Although the Company has been successful in meeting this objective, shifts in interest and credit spreads affecting valuation can temporarily place some investments in an unrealized loss position.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:

	2008		2007
	Gross	Unrealized	Gross	Unrealized
	Fair Value	Losses	Fair Value	Losses

Less than 12 months
U.S. Government and Government agencies	$14,625	$(551)	$—	$—
Non-U.S. Government and Government agencies	52,646	(4,768)	—	—
Corporate	297,099	(10,866)	359,880	(5,734)
States, municipalities and political subdivisions	5,943	(43)	—	—
Mortgage backed	490,976	(98,538)	172,673	(835)
Asset backed	79,003	(4,419)	11,536	(4)
Hedge funds	—	—	51,512	(988)

	$940,292	$(119,185)	$595,601	$(7,561)

More than 12 months
U.S. Government and Government agencies	$—	$—	71,404	(6)
Non-U.S. Government and Government agencies	—	—	33,227	(291)
Corporate	—	—	22,544	(101)
States, municipalities and political subdivisions	—	—	—	—
Mortgage backed	2,078	(269)	13,805	(67)
Global high-yield bond fund	89,229	(34,030)	—	—

	$91,307	$(34,299)	$140,980	$(465)

	$1,031,599	$(153,484)	$736,581	$(8,026)

As of December 31, 2008 and 2007, there were approximately 95 and 63 securities, respectively, in an unrealized loss position. The gross unrealized loss of $153,484 as of December 31, 2008 was primarily the result of widening credit spreads related to increases in market risk premium and reduced market liquidity. As a result of the Company’s continued review of the securities in its investment portfolio throughout the year, 483 securities were considered to be other-than-temporarily impaired for the year ended December 31, 2008. Consequently, the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

h)	Analysis of Unrealized Losses — (continued)

Company recorded other-than-temporary impairment charges, within “net realized investment losses” on the consolidated statement of operations and comprehensive income, of $212,897 for the year ended December 31, 2008. Of the total other-than-temporary impairment charge recognized during the year ended December 31, 2008, $164,007 was due to our investment portfolio managers having the discretion to sell certain investments, and therefore the Company could not assert it has the intent to hold certain investments in an unrealized loss until anticipated recovery. In addition we recognized an other-than-temporary impairment charge of $48,890 for certain debt securities with unrealized losses that the Company planned to sell subsequent to the reporting period.

For the year ended December 31, 2007, 419 securities were considered other-than-temporarily impaired, and therefore, the Company recorded other-than-temporary charge of $44,618. Included in the other-than-temporary-impairment charge was a charge of $23,915 for the Company’s investment in the Goldman Sachs Global Alpha Fund, plc (“Global Alpha Fund”). The Company reviewed the carrying value of this investment in light of the significant changes in economic conditions that occurred during 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of this investment to decline. The shares of the Global Alpha Fund were sold on December 31, 2007 for proceeds of $31,483, which resulted in a realized loss of $2,099. The Company had a write-down of $3,485 related to the Goldman Sachs Global Equity Opportunities Fund, PLC. In November 2007, the Company submitted a redemption notice to sell its shares in this fund and as a result recognized an other-than-temporary impairment charge. The Company sold its shares in February 2008 and recognized a loss on the sale of $278, which is included in “net realized investment losses” in the consolidated statements of operations and comprehensive income for the year ended December 31, 2008. There was also a write-down of $2,171 related to fixed maturity investments held by the Company issued by a mortgage lending institution. The Company performed an analysis of the issuer, including its liquidity, business prospects and overall financial position and concluded that an other-than-temporary impairment charge should be recognized. The remaining write-downs of $15,047 were solely due to changes in interest rates.

For the year ended December 31, 2006, 47 securities were considered other-than-temporarily impaired, and therefore, recorded other-than-temporary charges, within “net realized investment losses” on the statement of operations and comprehensive income, of $23,878.

The following shows the other-than-temporary impairment charges for fixed maturity investments by category for the years ended December 31, 2008 and 2007:

	2008	2007

U.S. government and government agencies	$21,102	$8,302
Non-U.S. government and government agencies	2,779	63
Corporate	83,467	2,966
States, municipalities and political subdivisions	813	—
Mortgage backed	95,823	5,440
Asset backed	8,913	447

Total other-than-temporary impairment charges	$212,897	$17,218

i)	Securities Lending

As of December 31, 2008, the Company participated in a securities lending program through a lending agent, whereby the Company maintains control over the securities it temporarily lends, primarily to brokerage firms, retains the earnings and cash, and receives a fee from the borrower. The Company had $173,331 and $144,576 on

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

i)	Securities Lending — (continued)

loan at December 31, 2008 and 2007, respectively, with collateral held against such loaned securities amounting to $171,026 and $147,241, respectively.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company bases its determination of whether a market is active or inactive based on the spread between what a seller is asking for a security and what a buyer is bidding for that security. Spreads that are significantly above historical spreads are considered inactive markets. The Company also considers the volume of trading activity in the determination of whether a market is active or inactive.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS — (continued)

The following table shows the fair value of the Company’s financial instruments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of December 31, 2008.

			Fair value measurement using:
			Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)

U.S. government and government agencies	$1,770,235	$1,770,235	$817,769	$952,466	$
Non-U.S. government and government agencies	280,156	280,156		280,156
Corporate	1,361,970	1,361,970		1,361,970
States, municipalities and political subdivisions	369,619	369,619		369,619
Mortgage backed	2,089,937	2,089,937		2,089,937
Asset backed	160,112	160,112		160,112

Total fixed maturity investments, available for sale	6,032,029	6,032,029
Total other invested assets, fair value	69,902	69,902	21,329		48,573
Total other invested assets, available for sale	55,199	55,199		55,199

Total investments	6,157,130	6,157,130

Senior notes	498,796	377,500		377,500

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2008.

U.S. government and U.S. government agencies: Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The fair values of the Company’s U.S. government securities are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

Non-U.S. government and government agencies: Comprised of fixed income obligations of non-U.S. governmental entities. The fair values of these securities are based on prices obtained from broker/dealers and international indices and are included in the Level 2 fair value hierarchy.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS — (continued)

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

Asset-backed: Principally comprised of AAA-rated bonds backed by pools of automobile loan receivables, home equity loans and credit card receivables originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

Other invested assets, at fair value: Comprised of hedge funds invested in a range of diversified strategies as well as equity securities and preferred stock. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate dissolution. The Company considers these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. The Company used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recognized during the year ended December 31, 2008 was $310. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the Company’s hedge funds are included in the Level 3 fair value hierarchy. The fair values of the equity securities are quoted prices from market exchanges, and therefore included in the Level 1 fair value hierarchy.

Other invested assets available for sale: Comprised of an open-end global high-yield bond fund that invests in non-investment grade bonds issued by various issuers and industries. The fair value of the global high-yield bond fund is based on the net asset value as reported by the fund manager. The net asset value is an observable input as it is traded on a market exchange on a daily basis. The fair value of the global high-yield bond fund is included in the Level 2 fair value hierarchy.

Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg, which was 75.5% of their principal amount, providing an effective yield of 12.6% as of December 31, 2008. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS — (continued)

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the year ended December 31, 2008. The roll-forward includes our hedge fund investments.

Year Ended
December 31,
2008

Opening balance	$241,435
Total gains or losses included in earnings:
Realized gains	12,159
Change in fair value of hedge fund investments	(77,886)
Purchases or (sales)	(127,135)
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2008	$48,573

The total change in fair value of hedge fund investments during the year ended December 31, 2008 of ($77,886) included a change in fair value of hedge fund investments still held as of December 31, 2008 of ($65,381).

6.	RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	2008	2007

OSLR	$1,132,931	$963,438
IBNR	3,443,897	2,956,334

Reserve for losses and loss expenses	$4,576,828	$3,919,772

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES — (continued)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2008, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoveries.

	2008	2007	2006

Gross liability at beginning of year	$3,919,772	$3,636,997	$3,405,353
Reinsurance recoverable at beginning of year	(682,765)	(689,105)	(716,333)

Net liability at beginning of year	3,237,007	2,947,892	2,689,020

Acquisition of net reserve for losses and loss expenses	298,927	—	—
Net losses incurred related to:
Current year	921,217	805,417	849,850
Prior years	(280,095)	(123,077)	(110,717)

Total incurred	641,122	682,340	739,133

Net paid losses related to:
Current year	79,037	32,599	27,748
Prior years	395,163	365,251	455,079

Total paid	474,200	397,850	482,827

Foreign exchange revaluation	(14,342)	4,625	2,566
Net liability at end of year	3,688,514	3,237,007	2,947,892
Reinsurance recoverable at end of year	888,314	682,765	689,105

Gross liability at end of year	$4,576,828	$3,919,772	$3,636,997

The net reserve for losses and loss expenses acquired of $298,927 represents the reserves acquired from Darwin during the year ended December 31, 2008. The net reserve for losses and loss expenses acquired from the acquisition of Finial Insurance Company was nil as the gross reserve for losses and loss expenses is 100% ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc.

For the year ended December 31, 2008, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the casualty segment, as well as net favorable reserve development related to the 2004 and 2005 windstorms recognized in the property and reinsurance segments.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES — (continued)

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

7.	CEDED REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2008 its reinsurers are able to meet, and will meet, all of their obligations under the agreements. The amount of reinsurance recoverable is as follows:

	2008	2007

OSLR recoverable	$330,816	$289,212
IBNR recoverable	557,498	393,553

Reinsurance recoverable	$888,314	$682,765

The Company purchases both facultative and treaty reinsurance. For facultative reinsurance, the amount of reinsurance recoverable on paid losses as of December 31, 2008 and 2007 was $4,033 and $9,043, respectively. For treaty reinsurance, the right of offset between losses and premiums generally exists within the treaties. As a result, the net balance of reinsurance recoverable from or payable to the reinsurer has been included in “insurance balances receivable” or “reinsurance balances payable,” respectively, on the consolidated balance sheets. The amounts representing the reinsurance recoverable on paid losses included in these balances as of December 31, 2008 and 2007 were $37,354 and $30,258, respectively. In addition with the purchase of Darwin, the Company has excess of loss reinsurance structured on a variable-rate basis. For these variable-rate reinsurance treaties, the ceded premium incurred is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease proportionally within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

7.	CEDED REINSURANCE — (continued)

Direct, assumed, ceded net premiums written and earned and losses and loss expenses incurred for the years ended December 31, 2008, 2007 and 2006 are as follows:

			Losses and
	Premiums	Premiums	Loss
	Written	Earned	Expenses

December 31, 2008
Direct	$1,015,444	$997,619	$578,284
Assumed	430,140	466,296	239,236
Ceded	(338,356)	(347,010)	(176,398)

	$1,107,228	$1,116,905	$641,122

December 31, 2007
Direct	$969,450	$1,003,924	$577,701
Assumed	536,059	504,300	294,427
Ceded	(352,399)	(348,282)	(189,788)

	$1,153,110	$1,159,942	$682,340

December 31, 2006
Direct	$1,086,290	$1,051,317	$699,528
Assumed	572,735	533,089	284,368
Ceded	(352,429)	(332,396)	(244,763)

	$1,306,596	$1,252,010	$739,133

Of the premiums ceded during the year ended December 31, 2008, approximately 56% were ceded to four reinsurers. Of the premiums ceded during the years ended December 31, 2007 and 2006, 41% and 40%, respectively, were ceded to two reinsurers.

8.	DEBT AND FINANCING ARRANGEMENTS

On March 30, 2005, the Company entered into a seven-year credit agreement with the Bank of America, N.A. and a syndicate of commercial banks. The total borrowing under this facility was $500,000 at a floating rate of the appropriate LIBOR rate as periodically agreed to by the Company and the Lenders, plus an applicable margin based on the Company’s financial strength rating from A.M. Best Company, Inc. Included in “interest expense” in the consolidated statements of operations and comprehensive income is the interest expense for this facility in the amount of nil, nil and $15,425, and related loan arrangement fee expense of nil, nil and $724 for the years ended December 31, 2008, 2007 and 2006, respectively. In July 2006, in accordance with the terms of this credit agreement, $157,925 of the net proceeds from the IPO and the exercise of the underwriters’ over-allotment option were used to pre-pay a portion of the outstanding principal.

On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%. The Company used a portion of the proceeds from the Senior Notes to repay the outstanding amount of the existing credit agreement described above as well as to provide additional capital to its subsidiaries and for other general corporate purposes. Included in “interest expense” in the consolidated statements of operations and comprehensive income for the years ended December 31, 2008,

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

8.	DEBT AND FINANCING ARRANGEMENTS — (continued)

2007 and 2006, is the interest expense of $37,596, $37,421 and $16,250, the amortization of the discount in the amount of $114, $106 and $41, and the amortization of offering costs amounting to $345, $321 and $126, respectively. Interest payable on the Senior Notes at December 31, 2008 and 2007 was $15,625 and is included in “accounts payable and accrued liabilities” on the consolidated balance sheets.

The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the notes prior to maturity. The Senior Notes contain certain covenants that include (i) limitation on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets. The Company is in compliance with all covenants as of December 31, 2008.

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

The Company has a collateralized, amended letter of credit facility (the “Credit Facility”) with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. The Credit Facility was amended in December 2008 to provide the Company with greater flexibility in the types of securities that are eligible to be posted as collateral and to increase the maximum aggregate amount available under the Credit Facility from $750,000 to $900,000 on an uncommitted basis.

In November 2007, the Company entered into a $800,000 five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, the Company terminated the Letter of Credit Facility with Barclays Bank Plc and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. The Company is in compliance with all covenants under the Facility as of December 31, 2008.

There are a total of 13 lenders which make up the Facility syndication and which have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000. One of the lenders in the Facility with a $20,000 commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The Company does not expect this lender to be able to meet its commitment under the Facility.

In November 2008, the Company requested a $250,000 borrowing under Unsecured Facility. The Company requested the borrowing to ensure the preservation of its financial flexibility in light of the current uncertainty in the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

8.	DEBT AND FINANCING ARRANGEMENTS — (continued)

credit markets. On November 21, 2008, the Company received $243,750 of loan proceeds from the borrowing, as $6,250 was not received from the lender in bankruptcy. The interest rate on the borrowing is 2.588% and the interest accrued at December 31, 2008 was $688.

9.	GOODWILL AND INTANGIBLE ASSETS

The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2008, 2007 and 2006:

		Intangible assets
		with indefinite	Intangible assets
	Goodwill	lives	with finite lives	Total

Net balance at December 31, 2006	$—	$3,920	$—	$3,920
Additions	—	—	—	—
Amortization	—	—	—	—

Net balance at December 31, 2007	—	3,920	—	3,920
Additions	268,532	20,000	48,200	336,732
Amortization	—	—	(710)	(710)

Net balance at December 31, 2008	268,532	23,920	47,490	339,942

Gross balances	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(710)	(710)

Net balance	$268,532	$23,920	$47,490	$339,942

On February 29, 2008, the Company completed the purchase of Finial Insurance Company. The fair value of the insurance licenses acquired was $12,000 at acquisition and was recorded as an intangible asset with an indefinite life. The Company also recognized goodwill of $3,917 related to the acquisition.

On October 20, 2008, the Company completed the purchase of Darwin. The fair value of the insurance licenses acquired was $8,000 at acquisition and was recorded as an intangible asset with an indefinite life. The fair value of the trademark, renewal rights, covenants-not-to-compete and the internally developed software acquired was $48,200 at acquisition and was recorded as intangible assets with finite lives. The amortization of the intangible assets with finite lives for the years ended December 31, 2009, 2010, 2011, 2012, 2013 and thereafter will be $4,227, $3,977, $3,471, $3,027, $3,027 and $29,761, respectively. The Company also recognized goodwill of $264,615 related to the acquisition.

10.	INCOME TAXES

Under current Bermuda law, Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Holdings and Allied World Assurance Company, Ltd have received an assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that in the event of any such taxes being imposed, Holdings and Allied World Assurance Company, Ltd will be exempted until March 28, 2016.

Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the U.K. and Ireland. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the fiscal years from 2005 to the present. The 2007 fiscal tax year remains open to examination by the Inland Revenue for the U.K. branches. The tax years open to examination by Irish Revenue Commissioners for the Irish subsidiaries are the fiscal years from 2004 to the present. To the best of

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

10.	INCOME TAXES — (continued)

the Company’s knowledge, there are no examinations pending by the U.S. Internal Revenue Service, the Inland Revenue or the Irish Revenue Commissioners.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2008.

Income tax (recovery) expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Current income tax expense	$10,220	$6,730	$6,102
Deferred income tax recovery	(17,853)	(5,626)	(1,111)

Income tax (recovery) expense	$(7,633)	$1,104	$4,991

As of December 31, 2008 and 2007, the current tax liability was $2,396 and $2,851, respectively, and has been included in “accounts payable and accrued liabilities” on the consolidated balance sheets.

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Unearned premium	$9,894	$926
Realized gains	1,286	254
Deferred acquisition costs	896	4,050
Reserve for losses and loss expenses	15,799	4,014
Equity compensation	11,100	1,183
Other-than-temporary impairments	15,329	—
Mark-to-market on securities acquired	11,114	—
Unrealized translation on investments in foreign currency	1,771	—
Other deferred tax assets	—	336

Total deferred tax assets	67,189	10,763

Deferred tax liabilities:
Unrealized (appreciation) depreciation and timing difference on investments	(17,085)	(1,025)
Intangible assets	(22,483)	—
Market discount on bonds	(4,350)	—
Unrealized translation on investments in foreign currency	—	(4,857)
Other deferred tax liabilities	(819)	—

Total deferred tax liabilities	(44,737)	(5,882)

Net deferred tax assets	$22,452	$4,881

Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

10.	INCOME TAXES — (continued)

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The actual income tax rates for the years ended December 31, 2008, 2007 and 2006 differed from the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes as a result of the following:

	2008	2007	2006

Income before taxes	$176,002	$470,286	$447,829
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	(3.2)%	0.3%	1.1%
Statutory adjustments	0.0%	0.0%	0.0%
Disallowed expenses and capital allowances	0.3%	0.2%	0.0%
Prior year refunds and adjustments	(1.1)%	(0.2)%	(0.1)%
Other	(0.4)%	(0.1)%	0.1%

Effective tax rate	(4.4)%	0.2%	1.1%

11.	SHAREHOLDERS’ EQUITY

a)	Authorized Shares

The authorized share capital of Holdings as at December 31, 2008 and 2007 was $10,000. The issued share capital consists of the following:

	2008	2007

Common shares issued and fully paid, par value $0.03 per share	49,036,159	48,741,927

Share capital at end of year	$1,471	$1,462

As of December 31, 2008, there were outstanding 35,455,701 voting common shares and 13,580,458 non-voting common shares.

b)	Share Warrants

In conjunction with the private placement offering at the formation of the Company, the Company granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. As of December 31, 2008, none of these founder warrants have been exercised.

c)	Dividends

The Company paid quarterly dividends of $0.18 per common share on each of April 3, 2008, June 12, 2008, September 11, 2008 and December 11, 2008, payable to shareholders of record on March 18, 2008, May 27, 2008, August 26, 2008 and November 25, 2008, respectively.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

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

12.	EMPLOYEE BENEFIT PLANS

a)	Employee Stock Option Plan

In 2001, the Company implemented the Allied World Assurance Holdings, Ltd 2001 Employee Warrant Plan, which was subsequently amended and restated and renamed the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). The Plan was converted into a stock option plan as part of the IPO and the warrants that were previously granted thereunder were converted to options and remain outstanding with the same exercise price and vesting period. Under the Plan, up to 4,000,000 common shares of Holdings may be issued. Holdings has filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register common shares issued or reserved for issuance under the Plan. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued are determined by the compensation committee of the Board of Directors but shall not be less than 100% of the fair market value of the common shares of Holdings on the date the option award is granted.

	Year Ended December 31, 2008
		Weighted
		Average	Weighted Average	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	1,223,875	$31.03
Granted	323,300	41.46
Exercised	(148,488)	(27.56)
Forfeited	(37,454)	(39.75)
Expired	(3,082)	(42.81)

Outstanding at end of year	1,358,151	33.63	6.5 years	$10,807

Exercisable at end of year	751,252	$28.73	4.9 years	$9,087

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2,403, $3,656 and $141, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

a)	Employee Stock Option Plan — (continued)

Assumptions used in the option-pricing model for the options revalued at the time of the IPO, and for those issued subsequent to the IPO are as follows:

	Options revalued	Options granted
	at the time of	after the IPO and	Options granted	Options granted
	the IPO on	prior to	During The Year Ended	During The Year Ended
	July 11, 2006	December 31, 2006	December 31, 2007	December 31, 2008

Expected term of option	6.25 years	6.25 years	6.25 years	6.25 years
Weighted average risk-free interest rate	5.11%	4.64%	4.60%	2.58%
Weighted average expected volatility	23.44%	23.68%	22.82%	24.22%
Dividend yield	1.50%	1.50%	1.50%	1.66%
Weighted average fair value on grant date	$11.08	$11.34	$12.05	$9.63

Prior to the second quarter of 2006, the calculation of the compensation expense associated with the options had been made by reference to the book value per share of the Company as of the end of each period and was deemed to be the difference between such book value per share and the exercise price of the individual options. The book value of the Company approximated its fair value. The use of a fair value other than the book value was first implemented for the period ended June 30, 2006. The fair value of each option outstanding at June 30, 2006 was determined using the Black-Scholes option-pricing model. Although the IPO was subsequent to June 30, 2006, the best estimate of the fair value of the common shares at that time was the IPO price of $34.00 per share. This amount was used in the model for June 30, 2006, and the Plan was accounted for as a “liability plan” in accordance with FAS 123(R). The compensation expense recorded for the period ended June 30, 2006 included a one-time expense of $2,582, which was the difference between the fair value of the options on June 30, 2006 using the Black-Scholes option-pricing model and the amount previously expensed.

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

There is limited historical data available for the Company to base the expected term of the options. As these options are considered to have standard characteristics, the Company has used the simplified method to determine expected life as set forth in the SEC’s Staff Accounting Bulletins 107 and 110. Likewise, as the Company recently became a public company in July 2006, there is limited historical data available to it on which to base the volatility of its stock. As such, the Company used the average of five volatility statistics from comparable companies, as well as the Company’s volatility for grants in 2008, in order to derive the volatility values above. The Company has also assumed an annual forfeiture rate of 4.91% in determining the compensation expense.

Compensation expense of $2,405, $2,551 and $3,164 relating to the options have been included in “general and administrative expenses” in the Company’s consolidated statement of operations and comprehensive income for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $18,375 and $11,840, respectively, in connection with all options granted. This amount includes a one-time adjustment of $6,185 to re-classify the Plan as an “equity plan” in accordance with FAS 123(R). During the year ended December 31, 2008, the Company received cash upon the exercise of stock options of $4,046.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

a)	Employee Stock Option Plan — (continued)

As of December 31, 2008, there was remaining $4,642 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 1.8 years.

b)	Stock Incentive Plan

In 2004, the Company implemented the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan, which was subsequently amended, restated and renamed the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, RSUs, dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date, only RSUs have been granted. These RSUs generally vest in the fourth or fifth year from the original grant date, or pro-rata over four years from the date of the grant.

	Year Ended December 31, 2008
		Weighted Average
		Grant Date
	RSUs	Fair Value

Outstanding RSUs at beginning of year	820,890	$36.09
RSUs granted	357,811	38.80
RSUs fully vested	(144,686)	(37.32)
RSUs forfeited	(62,308)	(37.50)

Outstanding RSUs at end of year	971,707	$36.81

For those RSUs outstanding at the time of the first amendment in June 2006, the modification to the Stock Incentive Plan required a revaluation of the RSUs based on the fair market value of the common shares at the time of the IPO. The vesting period remained the same. Subsequent to the IPO, compensation expense for the RSUs is based on the fair market value per common share of the Company as of the respective grant dates and is recognized over the vesting period. The modification of the Stock Incentive Plan changed the accounting from a liability plan to an equity plan in accordance with FAS 123(R). As such, all accumulated amounts due under the Stock Incentive Plan were transferred to additional paid-in capital on the consolidated balance sheet.

Compensation expense of $7,988, $7,418 and $3,759 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2008, 2007 and 2006, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. The Company has assumed an annual forfeiture rate of 4.30% in determining the compensation expense over the service period. The RSUs vested in 2008, 2007 and 2006 had intrinsic values of $6,663, $1,678 and $71 at the time of vesting, based on average market values per share of $46.05, $43.60 and $42.35, respectively.

As of December 31, 2008 and 2007, the Company has recorded $20,247 and $12,337, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.

As of December 31, 2008, there was remaining $22,151 of total unrecognized compensation expense related to unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 2.1 years. Based on a December 31, 2008 market value of $40.60 per share, the outstanding RSUs had an intrinsic value of $39,451 as of December 31, 2008.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

c)	Long-Term Incentive Plan

In May 2006, the Company implemented the LTIP, which it amended and restated in November 2007. The LTIP provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2008 will vest after the fiscal year ending December 31, 2010 or in the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP. The awards granted in 2007 will vest after the fiscal year ending December 31, 2009, subject to the achievement of the performance conditions and terms of the LTIP.

	Year Ended December 31, 2008
		Weighted Average
		Grant Date
	LTIP	Fair Value

Outstanding LTIP awards at beginning of year	590,834	$40.09
LTIP awards granted	507,152	43.27
LTIP awards subject to accelerated vesting	(11,667)	34.00
LTIP awards forfeited	(20,000)	43.40

Outstanding LTIP awards at end of year	1,066,319	$41.61

Compensation expense of $17,820, $12,522 and $3,882 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2008, 2007 and 2006, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $34,206 and $16,403 have been included in “additional paid-in capital” on the consolidated balance sheets as of December 31, 2008 and 2007 respectively.

In calculating the compensation expense and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated for the LTIP awards granted in 2007 and 2006 that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the performance goals, the LTIP awards granted in 2007 and 2006 are expensed at 150% of the fair market value of Holdings’ common shares on the date of grant. For the LTIP awards granted in 2008, it is estimated that the target performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the performance goals, the LTIP awards granted in 2008 are expensed at 100% of the fair market value of Holdings’ common shares on the date of grant. The expense is recognized over the performance period.

As of December 31, 2008, there was remaining $22,767 of total unrecognized compensation expense related to unvested LTIP awards. This expense is expected to be recognized over a period of 1.9 years. Based on a December 31, 2008 market value of $40.60 per share, the outstanding LTIP awards had an intrinsic value of $54,644 as of December 31, 2008.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

c)	Long-Term Incentive Plan — (continued)

The following table shows the stock compensation expense relating to the stock options, RSUs and LTIP awards for the years ended December 31, 2008, 2007 and 2006.

	For the Years Ended December 31,
	2008	2007	2006

Stock Options	$2,405	$2,551	$3,164
RSUs	7,988	7,418	3,759
LTIP	17,820	12,522	3,882

Total	$28,213	$22,491	$10,805

As part of the acquisition of Darwin, the Company assumed Darwin’s Long Term Incentive Plan (“Darwin LTIP”) that it had implemented for certain of its key employees. Initially, the Darwin LTIP allocated 20% of the underwriting profit for each year (premiums net of losses and expenses) plus 20% of the investment income based on average net assets outstanding in each year (at a deemed interest rate equal to the 10 year U.S. Treasury note rate) to the Darwin LTIP participants, based on their assigned percentage interests. Interests in these profit pools vest over a four-year period. The payments due are made in increments over the fourth, fifth and sixth years.

Effective January 1, 2006, the Darwin LTIP was modified to reflect changes in the calculation of the underwriting profitability allocated to the participants of the Darwin LTIP. For 2006 and later years, the amount allocated to the participants is calculated as an amount equal to 20% of the underwriting profit less an amount equal to 5% of net premiums earned. In addition, imputed investment income will no longer be credited to the pool participants.

The Darwin LTIP is intended to produce payouts consistent with long-term profitability. Accordingly, the right of offset exists where, in the event that any year produces a negative underwriting result, this negative amount would be offset against credits available under the profit pool established for another year. This offset can be applied against any of the unpaid year balances whether prior or subsequent to the year in question. At December 31, 2008, the Company had recorded liabilities of $18,640 for the LTIP in “accounts payable and accrued expenses” on the consolidated balance sheets. The Company recognized $3,125 in expenses related to the Darwin LTIP during the year ended December 31, 2008, which have been included in “general and administrative expenses” in the Company’s consolidated statements of operations and comprehensive income. There will not be any new grants under the Darwin LTIP, and it has been put into run-off. Any future awards will be granted from the Company’s LTIP.

d)	Pension Plans

The Company provides defined contribution retirement plans for its employees and officers. Pursuant to the employees’ plan, each participant can contribute 5% or more of their salary and the Company will contribute an amount equal to 5% of each participant’s salary, or more depending on the participant’s length of service. Officers are also eligible to participate in one of various supplementary retirement plans, in which each participant may contribute up to 25% of their annual base salary. The Company will contribute to the officer plans an amount equal to 10% of each officer’s annual base salary. Prior to April 1, 2008, base salary was capped at $200 per year for pension purposes. Effective as of April 1, 2008, the Company contributes under the SERP up to 10% of a participant’s annual base salary in excess of the then-effective maximum amount of annual compensation that could be taken into account under a qualified plan under the Internal Revenue Code, as established by the Internal Revenue Service from time to time, with an annual base salary cap of $600. The amount that an individual employee or officer can contribute may also be subject to any regulatory requirements relating to the country of which the individual is a citizen. The amounts funded and expensed during the years ended December 31, 2008, 2007 and 2006 were $3,364, $3,504 and $2,864, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

e)	Employee Share Purchase Plan

In 2008, the Company established the Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan (“ESPP”). Under this plan, eligible employees of the Company may purchase common stock of the Company at a 15% discount from the fair market value of one common share on the last trading day of each offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 1,000,000 shares of stock to eligible employees under the ESPP. The amount expensed during the year ended December 31, 2008 was $62.

13.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	2008	2007	2006

Basic earnings per share
Net income	$183,635	$469,182	$442,838
Weighted average common shares outstanding	48,936,912	59,846,987	54,746,613

Basic earnings per share	$3.75	$7.84	$8.09

	2008	2007	2006

Diluted earnings per share
Net income	$183,635	$469,182	$442,838
Weighted average common shares outstanding	48,936,912	59,846,987	54,746,613
Share equivalents:
Options and warrants	1,046,185	1,807,903	1,630,501
Restricted stock units	419,936	349,760	438,370
LTIP awards	744,182	326,515	299,688

Weighted average common shares and common share equivalents outstanding — diluted	51,147,215	62,331,165	57,115,172

Diluted earnings per share	$3.59	$7.53	$7.75

For the years ended December 31, 2008 and 2007, a weighted average of 452,300 and 10,208 employee stock options, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the year ended December 31, 2006, all common share equivalents were considered dilutive and have been included in the calculation of the diluted earnings per share.

14.	RELATED PARTY TRANSACTIONS

a)	American International Group, Inc.

Since November 21, 2001, the Company has entered into administrative services agreements with various subsidiaries of AIG, a shareholder of the Company until December 2007 when all the common shares held by AIG were acquired by the Company. Please see Note 11(d) for further details. As such, only activity prior to the Company acquiring all the common shares held by AIG are considered related party transactions. Until December 31, 2005, the Company was provided with administrative services under these agreements for a fee based on the gross premiums written of the Company. Effective December 31, 2005, the administrative services agreement covering Holdings and its Bermuda domiciled companies was terminated, and an estimated termination fee of

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

14.	RELATED PARTY TRANSACTIONS — (continued)

a)	American International Group, Inc. — (continued)

$5,000 was accrued and expensed in the year ended December 31, 2005. A final termination fee of $3,000 was agreed to and paid on April 25, 2006. Since the final termination fee was lower than the originally estimated termination fee a reduction in the estimated expense in the amount of $2,000 is included in “general and administrative expenses” for the year ended December 31, 2006.

Effective January 1, 2006, the Company entered into short-duration administrative service agreements with these AIG subsidiaries that provided for a more limited range of services on either a cost-plus or a flat fee basis, depending on the agreement. Expenses of $3,405 were incurred for services under these agreements for the year ended December 31, 2006, which are included in “general and administrative expenses” in the consolidated statements of operations and comprehensive income. Amounts payable to various AIG subsidiaries with respect to the administrative service agreements were nil and $800 as of December 31, 2007 and 2006, respectively.

We have written business with AIG subsidiaries either through underwriting agreements or through brokers. The gross premiums written, brokerage fees and commissions paid, and the losses and loss expenses paid to AIG subsidiaries while they were related parties, as determined under U.S. GAAP, are as follows:

	2007	2006

Gross premiums written	$106,705	$108,343
Brokerage and commissions	20,550	21,581
Paid losses and loss expenses	95,722	134,872

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

IPCUSL received an agency commission of 6.5% of gross premiums written on behalf of the Company. The agreement had an initial term of three years. On December 5, 2005 the Company delivered notice to IPCUSL terminating this underwriting agency agreement effective as of November 30, 2006. On December 5, 2006 the Company and IPCUSL executed Amendment No. 5 to the agreement, dated as of December 1, 2006. Pursuant to the terms of Amendment No. 5, the Company and IPCUSL mutually agreed to terminate the agreement effective as of November 30, 2006. In accordance with Amendment No. 5, the Company paid to IPCUSL a $400 early termination fee, $250 of which was immediately payable and $75 of which was payable on each of December 1, 2007 and 2008, respectively. The Company will also continue to pay any agency commissions due on all business bound prior to November 30, 2006, and IPCUSL will continue to service such business until November 30, 2009.

Gross premiums written on behalf of the Company by IPCUSL, and related acquisition costs and losses and loss expenses paid by the Company were as follows:

2006

Gross premiums written	$52,141
Acquisition costs	8,791
Paid losses and loss expenses	95,209

Of the total premiums ceded during the years ended December 31, 2007 and 2006, $13,274 and $6,235 were ceded to AIG subsidiaries, respectively. Reinsurance recoverable from AIG subsidiaries as of December 31, 2007 was $9,917. The total reinsurance and insurance balance receivable due from AIG and its subsidiaries as of

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

14.	RELATED PARTY TRANSACTIONS — (continued)

a)	American International Group, Inc. — (continued)

December 31, 2007 was $26,810. The total reinsurance and insurance balances receivable due from IPCUSL as of December 31, 2006 were $12,381.

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

The Company has invested in the AIG Select Hedge Ltd., which had a cost of $56,588 and a fair value $69,093 as of December 31, 2007. The Company sold its shares in this fund during the year ended December 31, 2008 and recognized a gain of $2,752, which is included in “net realized investment losses” in the consolidated statements of operations and comprehensive income.

b)	The Chubb Corporation

Since June 11, 2002, the Company has entered into various reinsurance agreements with various subsidiaries of Chubb, a shareholder of the Company. Under certain arrangements Chubb also processes applications, collects and remits premiums, pays losses, issues quotes, policies and other insurance documentation, keeps records, secures and maintains insurance licenses and provides and trains employees to perform these services. These arrangements are currently in run-off.

We have written business with Chubb subsidiaries either through underwriting agreements or through brokers. The gross premiums written through, and brokerage fees and commissions paid to Chubb subsidiaries, and the losses and loss expenses paid, are as follows:

	2008	2007	2006

Gross premiums written	$10,541	$12,405	$21,565
Brokerage and commissions	2,585	3,074	4,919
Paid losses and loss expenses	6,808	2,355	10,932

Of the total premiums ceded during the years ended December 31, 2008, 2007 and 2006, $1,128, $8,249 and $5,531 were ceded to Chubb subsidiaries, respectively. Reinsurance recoverable from Chubb subsidiaries as of December 31, 2008 and 2007 was $4,130 and $4,366, respectively. The total reinsurance and insurance balances receivable due from Chubb and its subsidiaries as of December 31, 2008 and 2007 are $2,189 and $2,015, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

15.	COMMITMENTS AND CONTINGENCIES

a)	Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts. However, because the counterparties to these agreements are high-quality international banks, the Company does not anticipate any non-performance. The difference between the contract amounts and the related market values, if negative, is the Company’s current credit exposure.

As of December 31, 2008 and 2007, substantially all of the Company’s cash and investments were held with one custodian.

As of December 31, 2008, 55% of reinsurance recoverable, excluding IBNR ceded, was recoverable from four reinsurers, of which one reinsurer is rated A+ by A.M. Best Company, two reinsurers are rated A and the other reinsurer is rated A-. As of December 31, 2007, 55% of reinsurance recoverable, excluding IBNR ceded, was recoverable from two reinsurers, one of which is rated A+ by A.M. Best Company, while the other is rated A-. The Company believes that these reinsurers are able to meet, and will meet, all of their obligations under their reinsurance agreements. The Company also had reinsurance recoverable, excluding IBNR ceded, of $9,722 from AIG affiliates. The Company fully expects to recover all amounts from the AIG affiliates.

Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any allowance for doubtful accounts against the receivable balance.

b)	Operating Leases

The Company leases office space under operating leases expiring in various years through 2021. The Company also leases an aircraft through 2011. The following are future minimum rental payments as of December 31, 2008:

2008	$12,056
2009	11,874
2010	10,441
2011	9,684
2012	9,817
2013 through 2021	56,258

$110,130

Total rental expenses for the years ended December 31, 2008, 2007 and 2006 were $10,992, $8,749 and $6,602, respectively.

c)	Brokers

For the year ended December 31, 2008, three brokers individually accounted for 10% or more of total gross premiums written. These three brokers accounted for 28%, 26% and 10% of gross premiums written, respectively. For the year ended December 31, 2007, three brokers individually accounted for 10% or more of total gross premiums written. These three brokers accounted for 30%, 24% and 10% of gross premiums written, respectively. For the year ended December 31, 2006, three brokers individually accounted for 10% or more of total gross premiums written. These three brokers accounted for 32%, 19% and 10% of gross premiums written, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

15.	COMMITMENTS AND CONTINGENCIES — (continued)

c)	Brokers — (continued)

Each of these brokers intermediate on business written in all three segments, namely property, casualty and reinsurance.

d)	Legal Proceedings

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

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed and the court is deciding whether to extend the current stay during the pendency of an appeal filed by the class action plaintiffs with the Third Circuit Court of Appeals. At this point it is not possible to predict its outcome, the Company does not, however, currently believe that the outcome will have a material adverse effect on the Company’s operations or financial position.

e)	Investment Commitments

The Company has certain commitments with respect to its other invested assets. As of December 31, 2008 and 2007, the Company has committed to investing an additional $50,000 and $7,500 in other invested assets, respectively.

16.	STATUTORY CAPITAL AND SURPLUS

Holdings’ ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Holdings and its subsidiaries operate.

The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”) and is obliged to comply with various provisions of the Insurance Act regarding solvency and liquidity. Under the Insurance Act, this subsidiary is required to

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

16.	STATUTORY CAPITAL AND SURPLUS — (continued)

maintain minimum statutory capital and surplus equal to the greatest of $100,000, 50% of net premiums written (being gross written premium less ceded premiums, with a maximum of 25% of gross premiums considered as ceded premiums for the purpose of this calculation), and 15% of the reserve for losses and loss expenses. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2008 and 2007, this subsidiary had statutory capital and surplus of approximately $2,726,143 and $2,381,634, respectively. As of December 31, 2008 and 2007, the minimum solvency margin required was $491,217 and $550,097, respectively. The Insurance Act limits the maximum amount of annual dividends or distributions paid by this subsidiary to Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). As of December 31, 2008 and 2007, the maximum amount of dividends which could be paid without such notification was $681,536 and $595,409, respectively. For the years ended December 31, 2008, 2007 and 2006, the statutory net income was $307,814, $496,717 and $468,144, respectively.

The Company’s U.S. insurance subsidiaries, including insurance subsidiaries acquired as part of the acquisition of Darwin, are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting differs from U.S. GAAP accounting in the treatment of various items, including reporting of investments, acquisition costs, and deferred income taxes. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2008 and 2007, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

The amount of dividends that can be distributed by the U.S. subsidiaries without prior approval by the applicable insurance commissioners is nil and $3,545 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, these subsidiaries had a combined statutory capital and surplus of approximately $811,877 and $131,207, respectively. For the years ended December 31, 2008, 2007 and 2006, the combined statutory net income was $3,186, $4,412 and $2,878, respectively.

The Company’s Irish insurance subsidiary, Allied World Assurance Company (Europe) Limited, is regulated by the Irish Financial Regulator pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2007 (the “Irish Insurance Acts and Regulations”). This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2006 and the Irish Insurance Acts and Regulations. This subsidiary is obliged to maintain a minimum level of capital, and a “Minimum Guarantee Fund”. The Minimum Guarantee Fund includes share capital and capital contributions. As of December 31, 2008 and 2007, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2008 and 2007, this subsidiary had statutory capital and surplus of approximately $53,767 and $38,288, respectively. As of December 31, 2008 and 2007 the minimum capital and surplus required to be held was $13,998 and $16,582, respectively. The statutory net (loss) income was ($4,522), $5,179 and $1,719 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s Irish reinsurance subsidiary, Allied World Assurance Company (Reinsurance) Limited (“AWAC Re”), in accordance with Section 22 of the Insurance Act, 1989, and the Reinsurance Regulations

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

16.	STATUTORY CAPITAL AND SURPLUS — (continued)

1999, notified the Irish Financial Regulator of its intent to carry on the business of reinsurance. On June 9, 2003, the Irish Financial Regulator informed this subsidiary that it had no objections to its incorporation and the establishment of a reinsurance business. This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2006 and the Irish Insurance Acts and Regulations. On August 18, 2004, it was granted permission under Part IV of the Financial Services and Markets Act 2000 by the Financial Services Authority (“FSA”) to write reinsurance in the U.K. via its London branch; however, it was subject to whole firm supervision by the FSA in the absence of a single common E.U. framework for the authorization and regulation of reinsurers. Following the implementation of the E.U. Reinsurance Directive, since December 10, 2007, AWAC Re is now regulated by the Irish Financial Regulator and maintains branches in London, England and Zug, Switzerland. This subsidiary is obliged to maintain a minimum level of capital, the “Required Minimum Margin”. As of December 31, 2008 and 2007, this subsidiary met those requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2008 and 2007, this subsidiary had statutory capital and surplus of approximately $317,093 and $50,563, respectively. The minimum capital and surplus requirement as of December 31, 2008 and 2007 was approximately $12,246 and $11,074, respectively. The statutory net income (loss) was $16,530, ($3,960) and ($583) for the years ended December 31, 2008, 2007 and 2006, respectively.

17.	SEGMENT INFORMATION

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

Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The “combined ratio” is the sum of the “loss and loss expense ratio,” “the acquisition cost ratio” and the “general and administrative expense ratio.”

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

17.	SEGMENT INFORMATION — (continued)

The following table provides a summary of the segment results for the years ended December 31, 2008, 2007 and 2006.

2008	Property	Casualty	Reinsurance	Total

Gross premiums written	$327,490	$687,954	$430,140	$1,445,584
Net premiums written	169,887	508,960	428,381	1,107,228
Net premiums earned	173,790	478,578	464,537	1,116,905
Other income	—	746	—	746
Net losses and loss expenses	(182,244)	(209,739)	(249,139)	(641,122)
Acquisition costs	(1,948)	(19,658)	(90,963)	(112,569)
General and administrative expenses	(39,290)	(103,720)	(43,550)	(186,560)

Underwriting (loss) income	(49,692)	146,207	80,885	177,400
Net investment income				308,775
Net realized investment losses				(272,851)
Interest expense				(38,743)
Foreign exchange gain				1,421

Income before income taxes				$176,002

Loss and loss expense ratio	104.9%	43.8%	53.6%	57.4%
Acquisition cost ratio	1.1%	4.1%	19.6%	10.1%
General and administrative expense ratio	22.6%	21.7%	9.4%	16.7%

Combined ratio	128.6%	69.6%	82.6%	84.2%

2007	Property	Casualty	Reinsurance	Total

Gross premiums written	$391,017	$578,433	$536,059	$1,505,509
Net premiums written	176,420	440,802	535,888	1,153,110
Net premiums earned	180,458	475,523	503,961	1,159,942
Net losses and loss expenses	(105,662)	(275,815)	(300,863)	(682,340)
Acquisition costs	114	(17,269)	(101,804)	(118,959)
General and administrative expenses	(34,185)	(68,333)	(39,123)	(141,641)

Underwriting income	40,725	114,106	62,171	217,002
Net investment income				297,932
Net realized investment losses				(7,617)
Interest expense				(37,848)
Foreign exchange gain				817

Income before income taxes				$470,286

Loss and loss expense ratio	58.6%	58.0%	59.7%	58.8%
Acquisition cost ratio	(0.1)%	3.6%	20.2%	10.3%
General and administrative expense ratio	18.9%	14.4%	7.8%	12.2%

Combined ratio	77.4%	76.0%	87.7%	81.3%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

17.	SEGMENT INFORMATION — (continued)

2006	Property	Casualty	Reinsurance	Total

Gross premiums written	$463,903	$622,387	$572,735	$1,659,025
Net premiums written	193,655	540,980	571,961	1,306,596
Net premiums earned	190,784	534,294	526,932	1,252,010
Net losses and loss expenses	(114,994)	(331,759)	(292,380)	(739,133)
Acquisition costs	2,247	(30,396)	(113,339)	(141,488)
General and administrative expenses	(26,294)	(52,809)	(26,972)	(106,075)

Underwriting income	51,743	119,330	94,241	265,314
Net investment income				244,360
Net realized investment losses				(28,678)
Interest expense				(32,566)
Foreign exchange loss				(601)

Income before income taxes				$447,829

Loss and loss expense ratio	60.3%	62.1%	55.5%	59.0%
Acquisition cost ratio	(1.2)%	5.7%	21.5%	11.3%
General and administrative expense ratio	13.8%	9.9%	5.1%	8.5%

Combined ratio	72.9%	77.7%	82.1%	78.8%

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the years ended December 31, 2008, 2007 and 2006. All inter-company premiums have been eliminated.

	2008	2007	2006

Bermuda	$636,662	$876,484	$983,532
United States	321,468	123,233	144,694
Europe	149,098	153,393	178,370

Total net premiums written	$1,107,228	$1,153,110	$1,306,596

18.	SUBSEQUENT EVENTS

On February 10, 2009, the Company discontinued its securities lending program. On February 23, 2009, the Company repaid the full $243,750 borrowing under its Unsecured Credit Facility. On February 26, 2009, the Company declared a quarterly dividend of $0.18 per common share, payable on April 2, 2009 to shareholders of record on March 17, 2009.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

19.	UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2008 and 2007:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

REVENUES:
Gross premiums written	$310,945	$290,981	$446,784	$396,874
Premiums ceded	(84,442)	(57,078)	(126,534)	(70,302)

Net premiums written	226,503	233,903	320,250	326,572
Change in unearned premiums	76,481	38,070	(51,374)	(53,500)

Net premiums earned	302,984	271,973	268,876	273,072
Net investment income	82,583	76,916	72,345	76,931
Net realized investment (losses) gains	(120,047)	(151,876)	(4,393)	3,465
Other income	746	—	—	—

	266,266	197,013	336,828	353,468

EXPENSES:
Net losses and loss expenses	143,531	176,010	178,084	143,497
Acquisition costs	30,849	28,615	26,265	26,840
General and administrative expenses	56,115	40,794	46,380	43,271
Interest expense	10,205	9,515	9,513	9,510
Foreign exchange loss (gain)	1,230	(2,728)	(399)	476

	241,930	252,206	259,843	223,594

Income before income taxes	24,336	(55,193)	76,985	129,874
Income tax expense (recovery)	4,484	(8,826)	(2,220)	(1,071)

NET INCOME (LOSS)	$19,852	$(46,367)	$79,205	$130,945

Basic earnings (loss) per share	$0.40	$(0.95)	$1.62	$2.68
Diluted earnings (loss) per share	$0.39	$(0.95)	$1.56	$2.55
Weighted average common shares outstanding	49,028,249	49,007,389	48,897,931	48,811,932
Weighted average common shares and common share equivalents outstanding	50,366,814	49,007,389	50,873,712	51,380,423

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, expect share, per share, percentage and ratio information)

19.	UNAUDITED QUARTERLY FINANCIAL DATA — (continued)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

REVENUES:
Gross premiums written	$260,301	$276,253	$530,549	$438,406
Premiums ceded	(70,919)	(56,956)	(143,962)	(80,562)

Net premiums written	189,382	219,297	386,587	357,844
Change in unearned premiums	97,216	64,362	(83,468)	(71,278)

Net premiums earned	286,598	283,659	303,119	286,566
Net investment income	75,214	76,133	73,937	72,648
Net realized investment gains (losses)	4,544	(4,196)	(1,481)	(6,484)

	366,356	355,596	375,575	352,730

EXPENSES:
Net losses and loss expenses	166,874	173,246	176,225	165,995
Acquisition costs	28,693	29,198	31,872	29,196
General and administrative expenses	37,956	36,050	34,432	33,203
Interest expense	9,511	9,481	9,482	9,374
Foreign exchange (gain) loss	(405)	(976)	532	32

	242,629	246,999	252,543	237,800

Income before income taxes	123,727	108,597	123,032	114,930
Income tax expense (recovery)	712	(362)	(255)	1,009

NET INCOME	$123,015	$108,959	$123,287	$113,921

Basic earnings per share	$2.11	$1.80	$2.04	$1.89
Diluted earnings per share	$2.01	$1.72	$1.96	$1.83
Weighted average common shares outstanding	58,247,755	60,413,019	60,397,591	60,333,209
Weighted average common shares and common share equivalents outstanding	61,133,206	63,250,024	62,874,235	62,207,941

Schedule II

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED BALANCE SHEETS — PARENT COMPANY
as of December 31, 2008 and 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	2008	2007

ASSETS:
Cash and cash equivalents	$296,984	$25,091
Investments in subsidiaries	2,888,149	2,738,490
Balances due from subsidiaries	3,851	2,152
Other assets	5,323	5,888

Total assets	$3,194,307	$2,771,621

LIABILITIES:
Accounts payable and accrued liabilities	$118	$230
Interest payable	16,312	15,625
Balances due to subsidiaries	18,469	17,242
Syndicated loan	243,750	—
Senior notes	498,796	498,682

Total liabilities	$777,445	$531,779

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2008: 49,036,159 shares and 2007: 48,741,927 shares	$1,471	$1,462
Additional paid-in capital	1,314,785	1,281,832
Retained earnings	994,974	820,334
Accumulated other comprehensive income	105,632	136,214

Total shareholders’ equity	$2,416,862	$2,239,842

Total liabilities and shareholders’ equity	$3,194,307	$2,771,621

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME — PARENT COMPANY
for the Years Ended December 31, 2008, 2007 and 2006
(Expressed in thousands of United States dollars)

	2008	2007	2006

REVENUES:
Net investment income	$1,744	$3,504	$3,452
Net realized gain on interest rate swaps	—	—	444

	1,744	3,504	3,896

EXPENSES:
General and administrative expenses	7,285	7,594	12,476
Interest expense	38,743	37,848	32,566

	46,028	45,442	45,042

Loss before equity in earnings (loss) of consolidated subsidiaries	(44,284)	(41,938)	(41,146)
Equity in earnings of consolidated subsidiaries	227,919	511,120	483,984

NET INCOME	$183,635	$469,182	$442,838

Other comprehensive (loss) income
Unrealized (losses) gains on investments arising during the year net of applicable deferred income tax recovery (expense)	(198,405)	122,133	3,294
Reclassification adjustment for net realized losses included in net income, net of applicable income tax recovery	194,085	7,617	28,678

Other comprehensive (loss) income net of tax	(4,320)	129,750	31,972

COMPREHENSIVE INCOME	$179,315	$598,932	$474,810

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
for the Years Ended December 31, 2008, 2007 and 2006
(Expressed in thousands of United States dollars)

	2008	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$183,635	$469,182	$442,838
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(227,919)	(511,120)	(483,984)
Dividends received from subsidiaries	160,000	575,000	15,000
Stock compensation expenses	543	743	10,805
Amortization of discount on senior notes	459	427	42
Balance due from subsidiaries	(1,699)	(2,127)	—
Other assets	219	(598)	3,851
Accounts payable and accrued liabilities	(112)	34	(502)
Interest payable	687	(625)	16,250
Balances due to affiliates	—	—	(5,000)
Balances due to subsidiaries	1,227	5,226	9,543

Net cash provided by operating activities	117,040	536,142	8,843

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investment in subsidiaries	(60,137)	(11,200)	(215,000)

Net cash used in investing activities	(60,137)	(11,200)	(215,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(35,257)	(38,052)	(9,043)
Proceeds from (payment of) the exercise of stock options	4,046	(168)	—
Stock acquired	—	(563,444)	—
Gross proceeds from initial public offering	—	—	344,080
Issuance costs paid on initial public offering	—	—	(28,291)
Proceeds from issuance of senior notes	—	—	498,535
Repayment of long-term debt	—	—	(500,000)
Proceeds from syndicated loan	243,750	—	—
Stock compensation funding due from subsidiaries	2,451	2,230	—

Net cash provided by (used in) financing activities	214,990	(599,434)	305,281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	271,893	(74,492)	99,124
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,091	99,583	459

CASH AND CASH EQUIVALENTS, END OF YEAR	$296,984	$25,091	$99,583

See accompanying notes to the consolidated financial statements.

Schedule III

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States dollars)

Year Ended December 31, 2008

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$13,559	$672,443	$136,586	$173,790	$—	$182,244	$1,948	$39,290	$169,887
Casualty	64,186	2,829,109	532,681	478,578	—	209,739	19,658	103,720	508,960
Reinsurance	58,035	1,075,276	261,091	464,537	—	249,139	90,963	43,550	428,381
Corporate	—	—	—	—	308,775	—	—	—	—

Total	$135,780	$4,576,828	$930,358	$1,116,905	$308,775	$641,122	$112,569	$186,560	$1,107,228

Year Ended December 31, 2007

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$16,786	$760,668	$166,683	$180,458	$—	$105,662	$(114)	$34,185	$176,420
Casualty	24,022	2,142,694	344,327	475,523	—	275,815	17,269	68,333	440,802
Reinsurance	67,487	1,016,410	300,073	503,961	—	300,863	101,804	39,123	535,888
Corporate	—	—	—	—	297,932	—	—	—	—

Total	$108,295	$3,919,772	$811,083	$1,159,942	$297,932	$682,340	$118,959	$141,641	$1,153,110

Year Ended December 31, 2006

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Property	$17,769	$892,375	$199,133	$190,784	$—	$114,994	$(2,247)	$26,294	$193,655
Casualty	22,701	1,873,733	346,350	534,294	—	331,759	30,396	52,809	540,980
Reinsurance	59,856	870,889	268,314	526,932	—	292,380	113,339	26,972	571,961
Corporate	—	—	—	—	244,360	—	—	—	—

Total	$100,326	$3,636,997	$813,797	$1,252,010	$244,360	$739,133	$141,488	$106,075	$1,306,596

Schedule IV

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
SUPPLEMENTARY REINSURANCE INFORMATION
(Expressed in thousands of United States dollars)

		(b)	(c)	(d)	Percentage of
		Ceded to	Assumed from	Net	Amount Assumed
	(a)	Other	Other	Amount	to Net
	Gross	Companies	Companies	(a) - (b) +(c)	(c)/(d)

Year ended December 31, 2008	$1,015,444	$338,356	$430,140	$1,107,228	39%
Year ended December 31, 2007	$969,450	$352,399	$536,059	$1,153,110	46%
Year ended December 31, 2006	$1,086,290	$352,429	$572,735	$1,306,596	44%