Form 10-Q
period 2009-03-31
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2009-05-08
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of May 4, 2009 was 49,522,891.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2009 and December 31, 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2009	2008
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2009: $5,712,331; 2008: $5,872,031)	$5,808,176	$6,032,029
Other invested assets, at fair value	139,199	69,902
Other invested assets available for sale, at fair value (cost: 2009: $89,250; 2008: $89,229)	58,305	55,199

Total investments	6,005,680	6,157,130
Cash and cash equivalents	645,070	655,828
Restricted cash	59,349	50,439
Securities lending collateral	—	171,026
Insurance balances receivable	417,694	347,941
Prepaid reinsurance	176,916	192,582
Reinsurance recoverable	880,390	888,314
Accrued investment income	50,507	50,671
Deferred acquisition costs	141,038	135,780
Goodwill	268,532	268,532
Intangible assets	70,345	71,410
Balances receivable on sale of investments	97,907	12,371
Net deferred tax assets	32,383	22,452
Other assets	46,444	47,603

Total assets	$8,892,255	$9,072,079

LIABILITIES:
Reserve for losses and loss expenses	$4,603,078	$4,576,828
Unearned premiums	995,759	930,358
Unearned ceding commissions	47,661	49,599
Reinsurance balances payable	91,659	95,129
Securities lending payable	—	177,010
Balances due on purchase of investments	94,253	—
Dividends payable	8,914	—
Syndicated loan	—	243,750
Senior notes	498,826	498,796
Accounts payable and accrued liabilities	60,245	83,747

Total liabilities	$6,400,395	$6,655,217

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2009: 49,522,766 shares and 2008: 49,036,159 shares	$1,486	$1,471
Additional paid-in capital	1,324,702	1,314,785
Retained earnings	1,117,468	994,974
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	48,204	105,632

Total shareholders’ equity	$2,491,860	$2,416,862

Total liabilities and shareholders’ equity	$8,892,255	$9,072,079

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three months ended March 31, 2009 and 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Gross premiums written	$479,597	$396,874
Premiums ceded	(74,559)	(70,302)

Net premiums written	405,038	326,572
Change in unearned premiums	(81,066)	(53,500)

Net premiums earned	323,972	273,072
Net investment income	77,854	76,931
Net realized investment (losses) gains	(5,361)	3,465
Other income	466	—

	396,931	353,468

EXPENSES:
Net losses and loss expenses	148,497	143,497
Acquisition costs	37,129	26,840
General and administrative expenses	58,430	43,271
Interest expense	10,447	9,510
Foreign exchange loss	835	476

	255,338	223,594

Income before income taxes	141,593	129,874
Income tax expense (recovery)	10,185	(1,071)

NET INCOME	131,408	130,945

Other comprehensive (loss) gain Unrealized (losses) gains on investments arising during the period net of applicable deferred income tax recovery (expense) for three months 2009 $1,381; 2008 ($251)	(64,060)	15,364
Reclassification adjustment for net realized investment (losses) gains included in net income, net of applicable income tax recovery (expense)	6,632	(15,952)

Other comprehensive loss	(57,428)	(588)

COMPREHENSIVE INCOME	$73,980	$130,357

PER SHARE DATA
Basic earnings per share	$2.67	$2.68
Diluted earnings per share	$2.57	$2.55
Weighted average common shares outstanding	49,248,118	48,811,932
Weighted average common shares and common share equivalents outstanding	51,120,049	51,380,423
Dividends declared per share	$0.18	$0.18
See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2009 and 2008
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2008	$1,471	$1,314,785	$105,632	$994,974	$2,416,862
Net income	—	—	—	131,408	131,408
Dividends	—	—	—	(8,914)	(8,914)
Other comprehensive loss	—	—	(57,428)	—	(57,428)
Stock compensation	15	9,917	—	—	9,932

March 31, 2009	$1,486	$1,324,702	$48,204	$1,117,468	$2,491,860

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842
Cumulative effect adjustment upon adoption of FAS 159	—	—	(26,262)	26,262	—
Net income	—	—	—	130,945	130,945
Dividends	—	—	—	(8,788)	(8,788)
Other comprehensive income	—	—	25,674	—	25,674
Stock compensation	3	6,944	—	—	6,947

March 31, 2008	$1,465	$1,288,776	$135,626	$968,753	$2,394,620

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2009 and 2008
(Expressed in thousands of United States dollars)

	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$131,408	$130,945
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(36,694)	(27,322)
Other-than-temporary impairment charges on investments	41,963	11,370
Change in fair value of other invested assets	92	12,487
Amortization of premiums net of accrual of discounts on fixed maturities	(5,814)	(1,005)
Amortization and depreciation of fixed assets	2,733	2,206
Amortization of discount and expenses on senior notes	120	111
Stock compensation expense	8,154	6,154
Amortization of intangible assets	1,065	—
Insurance balances receivable	(69,753)	(72,289)
Prepaid reinsurance	15,666	16,434
Reinsurance recoverable	7,924	(75,958)
Accrued investment income	164	13,374
Deferred acquisition costs	(5,258)	(4,324)
Net deferred tax assets	(11,312)	472
Other assets	857	(1,450)
Reserve for losses and loss expenses	26,250	128,415
Unearned premiums	65,401	37,066
Unearned ceding commissions	(1,938)	(2,165)
Reinsurance balances payable	(3,470)	(6,738)
Accounts payable and accrued liabilities	(24,039)	(14,926)

Net cash provided by operating activities	143,519	152,857

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(3,249,818)	(597,509)
Purchases of other invested assets	(124,659)	(18,845)
Sales of fixed maturity investments	3,422,483	1,067,763
Sales of other invested assets	56,688	83,206
Net cash paid for acquisitions	—	(44,052)
Changes in securities lending collateral received	171,026	(190,326)
Purchases of fixed assets	(2,351)	(281)
Change in restricted cash	(8,910)	(72,163)

Net cash provided by investing activities	264,459	227,793

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,221	550
Repayment of syndicated loan	(243,750)	—
Changes in securities lending collateral	(177,010)	190,326

Net cash (used in) provided by financing activities	(418,539)	190,876

Effect of exchange rate changes on foreign currency cash	(197)	229

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,758)	571,755
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	655,828	202,582

CASH AND CASH EQUIVALENTS, END OF YEAR	$645,070	$774,337

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$11,879	$5,354
— Cash paid for interest expense	20,365	18,750
Supplemental disclosure of non-cash flow information:
— Change in balance receivable on sale of investments	(85,536)	78,675
— Change in balance payable on purchase of investments	94,253	(141,462)

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
1.  GENERAL
     Allied World Assurance Company Holdings, Ltd (“Holdings”) was incorporated in Bermuda on November 13, 2001. Holdings, through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States, Europe and Hong Kong.
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
     These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financials statements, and related notes thereto, included in the Company’s Annual Report on Form  10-K for the year ended December 31, 2008.
3.  NEW ACCOUNTING PRONOUNCEMENTS
     In April 2009, the Financial Accounting Standard Board (“FASB”) issued three FASB Staff Positions (“FSP”) – (1) FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), (2) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), and (3) FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to remove the requirement that a company must have the intent and ability to hold a debt security until its anticipated recovery, but rather, under the revised guidance, a company must recognize an other-than-temporary impairment charge on its income statement if it intends to sell the debt security or if it is more likely than not it will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new FSP FAS 115-2 also requires the recognition of an other-than-temporary impairment charge if the present value of cash flows of a debt security expected to be collected is less than the amortized cost basis of the debt security. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
The Company will adopt FSP FAS 115-2 for the period ended June 30, 2009. The Company is currently evaluating the provisions of FSP FAS 115-2 and its potential impact on future financial statements.
     FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Financial Accounting Standard No. 157 “Fair Value Measurements” (“FAS 157”), when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 provides a list of non-exhaustive factors a company should consider in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for that asset or liability (or similar assets or liabilities). If a company determines there has been a significant decrease in the volume and level of activity of an asset or liability, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate the fair value in accordance with FAS 157. FSP FAS 157-4 also provides additional guidance on identifying circumstances that indicate a transaction is not orderly, and therefore, excluded as an observable input in the determination of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 for the period ended June 30, 2009. The Company is currently evaluating the provisions of FSP FAS 157-4 and its potential impact on future financial statements.
     FSP FAS 107-1 requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues its interim financial statements. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company will include the required disclosures about the fair value of its financial instruments in its interim financial statements starting with the period ended June 30, 2009.
     In addition, in April 2009, the SEC staff issued Staff Accounting Bulletin (“SAB”) 111 that amended Topic 5.M. “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”. This SAB amends Topic 5.M. solely to include the staff’s view on equity securities and exclude debt securities from its scope. By excluding debt securities from the scope of Topic 5.M., companies are no longer required to assess if they have the intent and ability to hold available-for-sale debt securities until anticipated recovery to determine if there is an other-than-temporary impairment charge.
4.  INVESTMENTS
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of total investments by category as of March 31, 2009 and December 31, 2008 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2009
U.S. Government and Government agencies	$1,358,586	$115,775	$(18)	$1,474,343
Non-U.S. Government and Government agencies	291,980	13,897	(8,619)	297,258
Corporate	1,630,081	37,221	(23,741)	1,643,561
States, municipalities and political subdivisions	348,728	25,776	—	374,504
Mortgage backed	1,908,989	44,193	(109,249)	1,843,933
Asset backed	173,967	2,740	(2,130)	174,577

Total fixed maturity investments, available for sale	5,712,331	239,602	(143,757)	5,808,176
Hedge funds	120,708	—	—	120,708
Global high-yield bond fund	89,250	—	(30,945)	58,305
Equity securities	18,491	—	—	18,491

	$5,940,780	$239,602	$(174,702)	$6,005,680

December 31, 2008
U.S. Government and Government agencies	$1,608,230	$162,556	$(551)	$1,770,235
Non-U.S. Government and Government agencies	272,186	12,738	(4,768)	280,156
Corporate	1,337,298	35,538	(10,866)	1,361,970
States, municipalities and political subdivisions	350,044	19,618	(43)	369,619
Mortgage backed	2,139,778	48,966	(98,807)	2,089,937
Asset backed	164,495	36	(4,419)	160,112

Total fixed maturity investments, available for sale	5,872,031	279,452	(119,454)	6,032,029
Hedge funds	48,573	—	—	48,573
Global high-yield bond fund	89,229	—	(34,030)	55,199
Equity securities	21,329	—	—	21,329

	$6,031,162	$279,452	$(153,484)	$6,157,130

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
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:

	March 31, 2009		December 31, 2008
	Gross	Unrealized	Gross	Unrealized
	Fair Value	Losses	Fair Value	Losses
Less than 12 months
U.S. Government and Government agencies	$2,579	$(18)	$14,625	$(551)
Non-U.S. Government and Government agencies	69,418	(8,619)	52,646	(4,768)
Corporate	274,865	(23,741)	297,099	(10,866)
States, municipalities and political subdivisions	—	—	5,943	(43)
Mortgage backed	264,561	(40,622)	490,976	(98,538)
Asset backed	58,791	(2,130)	79,003	(4,419)

	$670,214	$(75,130)	$940,292	$(119,185)

More than 12 months
Mortgage backed	$176,585	$(68,627)	$2,078	$(269)
Global high-yield bond fund	58,305	(30,945)	55,199	(34,030)

	$234,890	$(99,572)	$57,277	$(34,299)

	$905,104	$(174,702)	$997,569	$(153,484)

     As of March 31, 2009, the Company’s investment portfolio had gross unrealized losses of $174,702 that were primarily the result of the continued widening of credit spreads related to increases in market risk premium and reduced market liquidity. Following the Company’s review of the securities in its investment portfolio, 82 securities were considered to be other-than-temporarily impaired for the three months ended March 31, 2009. Consequently, the Company recorded an other-than-temporary impairment charge of $41,963 within “net realized investment (losses) gains” on the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2009. An other-than-temporary impairment charge was recognized for those securities in an unrealized loss position that the Company’s investment advisers had the discretion to sell. The following shows the other-than-temporary charges for fixed maturity investments by category for the three months ended March 31, 2009:

Other-than-temporary
impairment charges
For the three
months ended
March 31, 2009
U.S. Government and Government agencies	$5
Corporate	29,960
Mortgage backed	11,998

Total other-than-temporary impairment charges	$41,963

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     During the three months ended March 31, 2008, 83 securities were considered to be other-than-temporarily impaired and as a result the Company recorded a charge of $11,370 within “net realized investment (losses) gains” on the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2008. The declines in market value of these securities were primarily due to the widening of credit spreads of residential and commercial mortgage-backed securities caused by the decline in the U.S. housing market during the period. All of the residential and commercial mortgage-backed securities considered to be other-than-temporarily impaired were AAA-rated securities by Standard & Poor’s.
5. DERIVATIVE INSTRUMENTS
     The Company uses currency forward contracts to manage currency exposure, which are the only derivative instruments used for risk management purposes. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange loss” in the unaudited condensed consolidated statements of operations and comprehensive income. The fair value of our currency forward contracts as of March 31, 2009 was a net receivable of $591 and was included in “other assets” in the unaudited condensed consolidated balance sheet. The fair value of our currency forward contracts as of December 31, 2008 was a net payable of $1,544 and was included in “accounts payable and accrued expenses” in the unaudited condensed consolidated balance sheet.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table shows the fair value of the Company’s financial instruments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of March 31, 2009.

			Fair value measurement using:
			Quoted prices
			in active		Significant
			markets for	Significant other	unobservable
	Carrying	Total fair	identical assets	observable inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and Government agencies	$1,474,343	$1,474,343	$622,657	$851,686	$
Non-U.S. Government and Government agencies	297,258	297,258		297,258
Corporate	1,643,561	1,643,561		1,643,561
States, municipalities and political subdivisions	374,504	374,504		374,504
Mortgage backed	1,843,933	1,843,933		1,843,933
Asset backed	174,577	174,577		174,577

Total fixed maturity investments, available for sale	5,808,176	5,808,176
Total other invested assets, fair value	139,199	139,199	18,491		120,708
Total other invested assets, available for sale	58,305	58,305		58,305

Total investments	6,005,680	6,005,680

Senior notes	498,826	330,000		330,000
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs
(Level 3) for the three months ended March 31, 2009 and 2008.

	Fair value measurement using significant
	unobservable inputs (Level 3):
	hedge funds
	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Opening balance	$48,573	$241,435
Total gains or losses included in earnings:
Realized (losses) gains	(1,751)	1,229
Change in fair value of hedge fund investments	2,567	(12,487)
Purchases or sales	71,319	(38,982)
Transfers in and/or out of Level 3	—	—

Ending balance	$120,708	$191,195

7. DEBT AND FINANCING ARRANGEMENTS
     On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%.
     The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the notes prior to maturity. The Senior Notes contain certain covenants that include (i) limitation on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets. The Company was in compliance with all covenants as of March 31, 2009 and December 31, 2008.
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
     The Company has a collateralized, amended letter of credit facility (the “Citibank Credit Facility”) with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. The Citibank Credit Facility was amended in December 2008 to provide the Company with greater flexibility in the types of securities that are eligible to be posted as collateral and to increase the maximum aggregate amount available under the Citibank Credit Facility from $750,000 to $900,000 on an uncommitted basis.
     In November 2007, the Company entered into a $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders.  The Credit Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”).  Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders.  The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Credit Facility, the Company terminated the Letter of Credit Facility with Barclays Bank Plc and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2009 and December 31, 2008.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000. The one lender in the Credit Facility with a $20,000 commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The Company does not expect this lender to be able to meet its commitment under the Credit Facility.
     In November 2008, Holdings requested a $250,000 borrowing under its Unsecured Facility. The Company requested the borrowing to ensure the preservation of its financial flexibility in light of the uncertainty in the credit markets. On November 21, 2008, the Company received $243,750 of loan proceeds from the borrowing, as $6,250 was not received from the lender in bankruptcy. On February 23, 2009, the Company repaid in full the $243,750 borrowing under its Unsecured Facility.
     At this time, the Company uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. The Company also has cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations.
     The following shows the Company’s trust accounts on deposit, as well as letter of credit facilities available, outstanding and remaining, and the collateral committed to support the letter of credit facilities as of March 31, 2009 and December 31, 2008:

	As of	As of
	March 31,	December 31,
	2009	2008
Total trust accounts on deposit	$898,713	$892,634

Total letters of credit facilities available:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letters of credit available	1,700,000	1,700,000

Total letters of credit outstanding:
Citibank Europe plc	779,449	769,853
Credit Facility	217,175	217,175

Total letters of credit outstanding	996,624	987,028

Total letters of credit remaining:
Citibank Europe plc	120,551	130,147
Credit Facility(1)	582,825	332,825

Total letters of credit remaining	703,376	462,972

Collateral committed to support the letter of credit facilities	$1,253,228	$1,312,976

(1)	Net of any borrowing or repayments under the Unsecured Facility.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
8. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets for the three months ended March 31, 2009 and the year ended December 31, 2008:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2007	—	3,920	—	3,920
Additions	268,532	20,000	48,200	336,732
Amortization	—	—	(710)	(710)

Net balance at December 31, 2008	268,532	23,920	47,490	339,942
Additions	—	—	—	—
Amortization	—	—	(1,065)	(1,065)

Net balance at March 31, 2009	268,532	23,920	46,425	338,877

Gross balances	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(1,775)	(1,775)

Net balance	$268,532	$23,920	$46,425	$338,877

     On February 29, 2008, the Company completed the purchase of Finial Insurance Company. The fair value of the insurance licenses acquired was $12,000 at acquisition and was recorded as an intangible asset with an indefinite life. The Company also recognized goodwill of $3,917 related to the acquisition. The goodwill and intangible asset acquired are included in the reinsurance operating segment.
     On October 20, 2008, the Company completed the acquisition of Darwin Professional Underwriters, Inc. (“Darwin”). The fair value of the insurance licenses acquired was $8,000 at acquisition and was recorded as an intangible asset with an indefinite life. The fair value of the trademark, renewal rights, covenants-not-to-compete and the internally developed software acquired was $48,200 at acquisition and was recorded as intangible assets with finite lives. The remaining amortization of the intangible assets with finite lives for the years ended December 31, 2009, 2010, 2011, 2012, 2013 and thereafter will be $3,162, $3,977, $3,471, $3,027, $3,027 and $29,761, respectively. The Company also recognized goodwill of $264,615 related to the acquisition. The goodwill and intangible assets acquired are included in the U.S. insurance operating segment.
9.  INCOME TAXES
     Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the U.K. and Ireland. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the fiscal years from 2005 to the present. The tax years open to examination by the Inland Revenue for the U.K. branches are fiscal years from 2007 to the present. The tax years open to examination by Irish Revenue Commissioners for the Irish subsidiaries are the fiscal years from 2004 to the present. To the best of the Company’s knowledge, there are no examinations pending by the U.S. Internal Revenue Service, the Inland Revenue or the Irish Revenue Commissioners, except the Company received notification from the U.S. Internal Revenue Service dated April 17, 2009 that its federal excise tax return for the quarter ended December 31, 2008 has been selected for examination.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company has not recorded any interest or penalties during the three months ended March 31, 2009 and 2008 and has not accrued any payment of interest or penalties as of March 31, 2009.
     The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2009.
10.  SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of March 31, 2009 and December 31, 2008 was $10,000.
     The issued share capital consists of the following:

	March 31,	December 31,
	2009	2008
Common shares issued and fully paid, par value $0.03 per share	49,522,766	49,036,159

Share capital at end of period	$1,486	$1,471

     As of March 31, 2009, there were outstanding 36,000,788 voting common shares and 13,521,978 non-voting common shares.
b)  Dividends
     In February 2009, the Company declared a quarterly dividend of $0.18 per common share payable on April 2, 2009 to shareholders of record on March 17, 2009. The total dividend payable amounted to $8,914 and has been included in the unaudited condensed consolidated balance sheets.
     In February 2008, the Company declared a quarterly dividend of $0.18 per common share payable on April 3, 2008 to shareholders of record on March 18, 2008.
c) Share Warrants
     In conjunction with the private placement offering at the formation of Holdings, Holdings granted warrants to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire on November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. As of March 31, 2009, none of these founder warrants have been exercised.
11.  EMPLOYEE BENEFIT PLANS
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three months ended March 31, 2009
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,358,151	$33.63
Granted	272,540	39.02
Exercised	(77,874)	28.52
Forfeited	(10,459)	42.69

Outstanding at end of period	1,542,358	$34.78

     Assumptions used in the option-pricing model for the options granted during the three months ended March 31, 2009:

Options granted during
the three months ended
March 31, 2009
Expected term of option	4.76 years
Weighted average risk-free interest rate	2.00%
Expected volatility	42.27%
Dividend yield	1.85%
Weighted average fair value on grant date	$12.78

     During 2009, the Company determined that there is sufficient Company specific information available to determine the expected term of the option and the expected volatility. As a result, the expected term of the option is based on the historical terms of options granted since the inception of the Company and the expected volatility is based on the volatility of the fair market value of Holdings’ common shares. During the year ended December 31, 2008 and prior, the Company used the simplified method to determine the expected life as set forth in the SEC SAB’s 107 and 110 and the Company used the average of five volatility statistics from comparable companies, as well as the Company’s volatility, in order to derive the expected volatility.
     Compensation expense of $625 and $548 relating to the options has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the Company recorded in “additional paid-in capital” on the unaudited condensed consolidated balance sheets amounts of $21,314 and $18,375, respectively, in connection with all options granted.
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

	Three months ended March 31, 2009
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	971,707	$36.81
RSUs granted	132,575	39.02
RSUs fully vested	(142,406)	40.47
RSUs forfeited	(7,584)	38.83

Outstanding RSUs at end of period	954,292	$36.46

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Compensation expense of $2,351 and $1,476 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2009 and 2008, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. As of March 31, 2009 and December 31, 2008, the Company has recorded $22,528 and $20,247, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the RSUs awarded.
c)  Long-term incentive plan
     In 2006, the Company implemented the Allied World Assurance Company Holdings, Ltd Long-Term Incentive Plan (“LTIP ”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2009 will vest after the fiscal year ending December 31, 2011.

	Three months ended March 31, 2009
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	1,066,319	$41.61
LTIP awards granted	281,259	39.02
Additional LTIP awards granted due to the achievement of 2006 – 2008 performance criteria	98,338	34.00
LTIP awards fully vested	(295,005)	34.00

Outstanding LTIP awards at end of period	1,150,911	$42.28

     Compensation expense of $4,642 and $4,129 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2009 and 2008, respectively. The compensation expense for the LTIP is based on the fair market value of Holdings’ common shares at the time of grant. As of March 31, 2009 and December 31, 2008, the Company has recorded $38,840 and $34,206, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the LTIP awards.
     In calculating the compensation expense, and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated for the LTIP awards granted in 2007 that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the performance goals, the LTIP awards granted in 2007 are expensed at 150% of the fair market value of Holdings’ common shares on the date of grant. For the LTIP awards granted in 2009 and 2008 it is estimated that the target performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the target performance goals, the LTIP awards granted in 2009 and 2008 are expensed at 100% of the fair market value of Holdings’ common shares on the date of grant. The expense is recognized over the performance period.
d) Cash-equivalent stock awards
     During 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and LTIP awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Holdings’ common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the unaudited condensed consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2009, the liability for the cash-equivalent stock awards was $536 and the expense recognized during the three months ended March 31, 2009 was $536.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table shows the stock-related compensation expense relating to the stock options, RSUs, LTIP awards and cash-equivalent stock awards for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Stock options	$625	$548
RSUs	2,351	1,476
LTIP	4,642	4,129
Cash-equivalent stock awards	536	—

Total stock-related compensation expense	$8,154	$6,153

12.  EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
Basic earnings per share
Net income	$131,408	$130,945
Weighted average common shares outstanding	49,248,118	48,811,932

Basic earnings per share	$2.67	$2.68

	Three Months Ended
	March 31,
	2009	2008
Diluted earnings per share
Net income	$131,408	$130,945
Weighted average common shares outstanding	49,248,118	48,811,932
Share equivalents:
Warrants and options	778,470	1,602,689
Restricted stock units	343,223	403,294
LTIP awards	750,238	562,508

Weighted average common shares and common share equivalents outstanding — diluted	51,120,049	51,380,423

Diluted earnings per share	$2.57	$2.55

     For the three-month period ended March 31, 2009, 640,719 employee stock options and 336,809 RSUs were considered antidilutive and were therefore excluded from the calculation of diluted earnings per share. For the three-month period ended March 31, 2008, 23,000 employee stock options were considered antidilutive and were therefore excluded from the calculation of diluted earnings per share.
13.  SEGMENT INFORMATION
     The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. During 2009, Holdings’ Chief Executive Officer (the chief operating decision maker) realigned the Company’s management reporting structure due to organizational changes and the growth of the Company’s direct specialty insurance operations in the United States, including the Company’s recent acquisition of Darwin, and an increasing emphasis on markets served and customer focus. As a result, management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. There were no changes to how management monitors its reinsurance underwriting operations. The Company is currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All product lines fall within these classifications.
     The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts. The reinsurance segment includes the reinsurance of property, general

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.
     Responsibility and accountability for the results of underwriting operations are assigned by major line of business within each segment. Because the Company does not manage its assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written.
     Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”
     The following table provides a summary of the segment results for the three months ended March 31, 2009 and 2008. All segment information for the three months ended March 31, 2008 has been recast under the new segment format.

		International
Three Months Ended March 31, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$153,369	$125,919	$200,309	$479,597
Net premiums written	115,844	88,957	200,237	405,038
Net premiums earned	105,267	111,194	107,511	323,972
Other income	466	—	—	466
Net losses and loss expenses	(54,177)	(39,193)	(55,127)	(148,497)
Acquisition costs	(14,411)	(1,060)	(21,658)	(37,129)
General and administrative expenses	(28,464)	(18,819)	(11,147)	(58,430)

Underwriting income	8,681	52,122	19,579	80,382
Net investment income				77,854
Net realized investment losses				(5,361)
Interest expense				(10,447)
Foreign exchange loss				(835)

Income before income taxes				$141,593

Loss and loss expense ratio	51.5%	35.2%	51.3%	45.8%
Acquisition cost ratio	13.7%	1.0%	20.1%	11.5%
General and administrative expense ratio	27.0%	16.9%	10.4%	18.0%

Combined ratio	92.2%	53.1%	81.8%	75.3%

		International
Three Months Ended March 31, 2008 (Restated)	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$35,822	$171,301	$189,751	$396,874
Net premiums written	23,119	114,112	189,341	326,572
Net premiums earned	30,043	122,653	120,376	273,072
Net losses and loss expenses	(16,083)	(71,779)	(55,635)	(143,497)
Acquisition costs	(2,985)	(834)	(23,021)	(26,840)
General and administrative expenses	(14,568)	(19,634)	(9,069)	(43,271)

Underwriting (loss) income	(3,593)	30,406	32,651	59,464
Net investment income				76,931
Net realized investment gains				3,465
Interest expense				(9,510)
Foreign exchange loss				(476)

Income before income taxes				$129,874

Loss and loss expense ratio	53.5%	58.5%	46.2%	52.5%
Acquisition cost ratio	9.9%	0.7%	19.1%	9.8%
General and administrative expense ratio	48.5%	16.0%	7.5%	15.9%

Combined ratio	111.9%	75.2%	72.8%	78.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Bermuda	$119,013	$263,541
United States	244,573	23,120
Europe	41,452	39,911

Total net premiums written	$405,038	$326,572

     The decrease in net premiums written for the Bermuda operations was due to the continued non-renewal of business that did not meet the Company’s underwriting requirements and due to the fact that certain treaties that were previously written in Bermuda during the three months ended March 31, 2008 were renewed by one of the Company’s U.S. companies or by the Company’s Swiss reinsurance operations during the three months ended March 31, 2009. The increase in net premiums written in the United States was primarily driven by the inclusion of Darwin for the three months ended March 31, 2009 following the acquisition in October 2008.
14.  COMMITMENTS AND SUBSEQUENT EVENTS
     On May 7, 2009, the Company declared a quarterly dividend of $0.18 per common share, payable on June 11, 2009 to shareholders of record on May 26, 2009.

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
Note on Forward-Looking Statement
     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2009. We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries or branches based in Bermuda, the United States, Europe and Hong Kong. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of March 31, 2009, we had $8.9 billion of total assets, $2.5 billion of shareholders’ equity and $3.0 billion of total capital, which includes shareholders’ equity and senior notes.
     During the quarter ended March 31, 2009, our results of operations were positively impacted by the inclusion of Darwin Professional Underwriters, Inc. (“Darwin”) for the period. We completed our acquisition of Darwin in October 2008 and as such our results of operations for the three months ended March 31, 2008 did not include Darwin. Our consolidated gross premiums written increased $82.7 million, or 20.8%, to $479.6 million for the three months ended March 31, 2009 compared to $396.9 million for the three months ended March 31, 2008. Our net income for the three months ended March 31, 2009 increased $0.5 million, or 0.4%, to $131.4 million compared to net income of $130.9 million for the three months ended March 31, 2008.
Recent Developments
Change to Segment Reporting
     During 2009, our Chief Executive Officer (our chief operating decision maker) realigned the Company’s management reporting structure due to organizational changes and the growth of our direct specialty insurance operations in the United States, including the recent acquisition of Darwin, and an increasing emphasis on markets and customers served. As a result, management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. There were no changes to how management monitors its reinsurance underwriting operations. We are currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All product lines fall within these classifications.
     The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-

sized to large non-North American domiciled accounts. The reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.
     The discussion of our results of operations comparing the three months ended March 31, 2009 to the three months ended March 31, 2008 are based on the new segments. All segment information for the three months ended March 31, 2008 has been recast under the new segment format.
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
Expenses
     Our expenses consist largely of net losses and loss expenses, acquisition costs, and general and administrative expenses. Net losses and loss expenses incurred are comprised of three main components:
•	losses paid, which are actual cash payments to insureds and reinsureds, net of recoveries from reinsurers;

•	outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	reserves for losses incurred but not reported, or “IBNR”, are reserves (in addition to case reserves) established by us that we believe are needed for the future settlement of claims. The portion recoverable from reinsurers is deducted from the gross estimated loss.
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
     General and administrative expenses include personnel expenses including stock-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense, increased rent expense, increased professional fees and additional amortization expense for building-related and infrastructure expenditures. We believe this trend will continue during the remainder of 2009 as we continue to hire additional staff and build our infrastructure and as we include expenses related to Darwin’s business for the full year.
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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and other-than-temporary-impairment of investments. For a detailed discussion of our critical accounting policies please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report.
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Gross premiums written	$479.6	$396.9

Net premiums written	$405.0	$326.6

Net premiums earned	324.0	273.1
Net investment income	77.8	76.9
Net realized investment (losses) gains	(5.4)	3.5
Other income	0.5	—

	$396.9	$353.5

Net losses and loss expenses	$148.5	$143.5
Acquisition costs	37.1	26.8
General and administrative expenses	58.4	43.3
Interest expense	10.5	9.5
Foreign exchange loss	0.8	0.5

	$255.3	$223.6

Income before income taxes	$141.6	$129.9
Income tax expense (recovery)	10.2	(1.0)

Net income	$131.4	$130.9

Ratios
Loss and loss expense ratio	45.8%	52.5%
Acquisition cost ratio	11.5	9.8
General and administrative expense ratio	18.0	15.9
Expense ratio	29.5	25.7
Combined ratio	75.3	78.2
Comparison of Three Months Ended March 31, 2009 and 2008
Premiums
     Gross premiums written increased by $82.7 million, or 20.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. For our direct insurance operations, we experienced an increase in rates on renewal business, on average, of 3.6% for the three months ended March 31, 2009. The balance of the overall increase in gross premiums written was primarily the result of the following:

•	Gross premiums written in our U.S. insurance segment increased by $117.6 million, or 328.5%. The increase in gross premiums written was due to the inclusion of gross premiums written of $82.8 million from Darwin for the three months ended March 31, 2009 and higher gross premiums written by our other U.S. offices. There were no gross premiums written by Darwin for the three months ended March 31, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $34.8 million, or 97.2%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Los Angeles and Costa Mesa and an addition of 35 underwriting staff for our U.S. offices as of March 31, 2009 compared to March 31, 2008.

•	Gross premiums written in our reinsurance segment increased by $10.5 million, or 5.5%. The increase in gross premiums written was due to higher net upward adjustments on estimated premiums and new business written partially offset by the non-renewal of certain contracts that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions). Adjustments on estimated premiums were higher by $3.0 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We recognized net upward adjustments of $0.9 million during the three months ended March 31, 2009 compared to net downward adjustments of $2.1 million during the three months ended March 31, 2008.

•	The increase in gross premiums written mentioned above was partially offset by gross premiums written in our international insurance segment decreasing by $45.4 million, or 26.5%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. This was most noticeable in our general property and energy lines of business where gross premiums written decreased by $34.9 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
     The table below illustrates our gross premiums written by geographic locations for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
United States	$282.1	$35.8	$246.3	688.0%
Bermuda	144.8	297.2	(152.4)	(51.3)
Europe	52.7	63.9	(11.2)	(17.5)

	$479.6	$396.9	$82.7	20.8%

     The decrease in gross premiums written for our Bermuda operations, in addition to the continued trend of the non-renewal of business that did not meet our underwriting requirements, was due to the fact that certain reinsurance contracts that were previously written in Bermuda during the three months ended March 31, 2008 were renewed by one of our U.S. companies or by our Swiss reinsurance operations during the three months ended March 31, 2009. Our U.S. reinsurance company commenced operations in April 2008 and renewed contracts previously written in Bermuda of $104.5 million during the three months ended March 31, 2009. Our Swiss reinsurance operations commenced business in October 2008 and renewed contracts previously written in Bermuda of $8.2 million during the three months ended March 31, 2009. The decrease in gross premiums written for our European operations was primarily due to the reduction in general property gross premiums due to the non-renewal of business that did not meet our underwriting requirements. The increase in gross premiums written for our U.S. operations was primarily due to the inclusion of Darwin, higher gross premiums written by our other U.S. offices and the renewal of contracts by our U.S. reinsurance company previously written in Bermuda, as described above.
      Net premiums written increased by $78.4 million, or 24.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in net premiums written was in-line with the increase in gross premiums written primarily driven by the inclusion of Darwin for the three months ended March 31, 2009. The increase in net premiums written from the acquisition of Darwin also included a $6.1 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 15.5% of gross premiums written for the three months ended March 31, 2009 compared to 17.7% for the same period in 2008. The decrease in the ceded premium percentage was primarily due to lowering the cession percentage on our general property quota share reinsurance contract and the adjustment for variable-rated reinsurance contracts of Darwin that have swing-rated provisions.

     Net premiums earned increased by $50.9 million, or 18.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to the inclusion of $61.1 million of earned premium from Darwin for the three months ended March 31, 2009, including the $6.1 million adjustment for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which were fully earned. The percentage increase in net premiums earned was less than the percentage increase in net premiums written due to premiums related to our reinsurance business earning at a slower rate than those related to our direct insurance business. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. In contrast, direct insurance premiums are typically earned over a 12-month period.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended March 31,
	2009	2008	2009	2008
U.S. insurance	32.0%	9.0%	32.5%	11.0%
International insurance	26.3	43.2	34.3	45.0
Reinsurance	41.7	47.8	33.2	44.0
     Gross premiums written by our reinsurance segment typically accounts for the largest portion of gross premiums written of our segments during the first quarter of a calendar year as many reinsurance contracts have January 1st renewal dates.
Net Investment Income and Realized Investment Losses/Gains
      Net investment income increased by $0.9 million, or 1.2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was primarily the result of a larger fixed-maturity portfolio as of March 31, 2009 as compared to March 31, 2008, partially offset by lower dividends received on our global high-yield bond fund. During the year ended December 31, 2008, we received two dividends from the global high-yield bond fund in January 2008 and December 2008. We received no dividend from the global high-yield bond fund during the three months ended March 31, 2009, but we expect to receive the dividend in December of each year. The annualized period book yield of the investment portfolio for the three months ended March 31, 2009 and 2008 was 4.6% and 4.7%, respectively. Investment management fees of $2.3 million and $1.4 million were incurred during the three months ended March 31, 2009 and 2008, respectively. The increase in investment management fees was due to an increase in the size of our investment portfolio, the addition of our chief investment officer and an increase in the number of investment managers and consultants during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
     As of March 31, 2009, approximately 99% of our fixed income investments (which included individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA+ as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 2.8 years as of March 31, 2009. We decreased the duration of the investment portfolio from 3.4 years as of December 31, 2008 to 2.8 years as of March 31, 2009. This was accomplished predominantly by selling both nominal and inflation protected U.S. Treasury securities in the longer portion of the yield curve (ten years and longer) in order to take advantage of the recent price increases in inflation protected securities and to protect the portfolio against a further steepening of the yield curve given potential supply/demand imbalances as the U.S. Treasury increases issuances of Treasury securities during 2009 and beyond.
     During the three months ended March 31, 2009, we recognized $5.4 million in net realized investment losses compared to net realized investment gains of $3.5 million during the three months ended March 31, 2008. Net realized investment losses of $5.4 million for the three months ended March 31, 2009 were comprised of the following:
•	A write-down of approximately $42.0 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in the market values of these securities were primarily due to the widening of credit spreads caused by the continued decline in the U.S. housing market and the ongoing volatility in the financial markets. An other-than-temporary charge was recognized for those securities in an unrealized loss position that our investment advisers had the discretion to sell. The following shows the other-than-temporary impairment charges for our fixed maturity investments by category:

Other-than-temporary impairment charges
for the three months ended
March 31, 2009
($ in millions)
Corporate	$30.0
Mortgage backed	12.0

Total other-than-temporary impairment charges	$42.0

•	Net realized investment losses of $0.1 million related to the mark-to-market of our equity securities and hedge fund investments. We recognized a realized loss of $2.7 million due to declines in the fair value of our equity securities and recognized a realized gain of $2.6 million due to changes in the fair value of our hedge fund investments.

•	Net realized investment gains of $36.7 million from the sale of securities principally from our fixed maturity portfolio.
     Net realized investment gains of $3.5 million for the three months ended March 31, 2008 were comprised of the following:
•	Net realized investment gains of $27.4 million from the sale of securities. We sold a number of securities during the three months ended March 31, 2008 to capitalize the initial operations of our U.S. reinsurance platform, which were reinvested.

•	Net realized investment losses of $12.5 million related to the mark-to-market of our hedge fund investments.

•	A write-down of approximately $11.4 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities due to the widening of credit spreads caused by the decline in the U.S. housing market during the period. At the time, all of the residential and commercial mortgage-backed securities written down were AAA rated securities.
  Other Income
     The other income of $0.5 million for the three months ended March 31, 2009 represents fee income from the program administrator and wholesale brokerage operation we acquired as a part of our acquisition of Darwin.
  Net Losses and Loss Expenses
     Net losses and loss expenses increased by $5.0 million, or 3.5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in net losses and loss expenses was due to the inclusion of Darwin for the three months ended March 31, 2009, partially offset by higher net favorable prior year reserve development.
     We recorded net favorable reserve development related to prior years of approximately $60.2 million and $53.1 million during the three months ended March 31, 2009 and 2008, respectively. The following table shows the net favorable reserve development of $60.2 million by loss year for each of our segments for the three months ended March 31, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(1.2)	$(5.7)	$(10.9)	$(5.3)	$7.2	$4.6	$3.8	$(7.5)
International insurance	(5.1)	(15.9)	(23.7)	(1.2)	(1.7)	(9.8)	16.8	(40.6)
Reinsurance	(0.1)	(3.8)	(4.8)	2.0	(0.1)	(3.1)	(2.2)	(12.1)

Total	$(6.4)	$(25.4)	$(39.4)	$(4.5)	$5.4	$(8.3)	$18.4	$(60.2)
     The following table shows the net favorable reserve development of $53.1 million by loss year for each of our segments for the three months ended March 31, 2008. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	2002	2003	2004	2005	2006	2007	Total
	($ in millions)
U.S. insurance	$(0.9)	$(3.1)	$—	$1.8	$(1.5)	$(1.2)	$(4.9)
International insurance	(0.8)	(5.0)	(3.0)	(12.9)	(0.1)	(3.7)	(25.5)
Reinsurance	—	—	—	(22.7)	—	—	(22.7)

Total	$(1.7)	$(8.1)	$(3.0)	$(33.8)	$(1.6)	$(4.9)	$(53.1)
     The loss and loss expense ratio for the three months ended March 31, 2009 was 45.8%, compared to 52.5% for the three months ended March 31, 2008. Net favorable reserve development recognized in the three months ended March 31, 2009 reduced the loss and loss expense ratio by 18.6 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 64.4%. Net favorable reserve development recognized in the three months ended March 31, 2008 reduced the loss and loss expense ratio by 19.4 percentage points. Thus, the loss and loss expense ratio related to that loss year was 71.9%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity and fewer incidences of large individual property losses compared to those incurred during the three months ended March 31, 2008.
     We continue to review the impact of the subprime and credit market crisis on professional liability insurance policies and reinsurance contracts we write. We have high attachment points for our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. An “attachment point” is the loss point at which an insurance policy or reinsurance contract becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers. Based on claims information received to date and our analysis, the average attachment point for our professional liability insurance policies with potential subprime and credit related exposure is approximately $156 million with an average limit of $12 million (gross of reinsurance). The “limit” is the maximum amount we will insure or reinsure for a specified risk or portfolio of risks. Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. For our professional liability reinsurance contracts with potential subprime and credit related exposure that have been reported to us, the average attachment point is approximately $95 million with an average limit of approximately $1.9 million. At this time, we believe, based on the claims information received to date, that our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly. As of March 31, 2009, we have established case reserves for subprime and credit related exposures of $31.0 million for professional liability insurance policies and $29.0 million for professional liability reinsurance contracts.
     The following table shows the components of the increase in net losses and loss expenses of $5.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

	Three Months
	Ended
	March 31,		Dollar
	2009	2008	Change
	($ in millions)
Net losses paid	$111.1	$92.6	$18.5
Net change in reported case reserves	(10.9)	1.4	(12.3)
Net change in IBNR	48.3	49.5	(1.2)

Net losses and loss expenses	$148.5	$143.5	$5.0

     Net losses paid increased $18.5 million for the three months ended March 31, 2009 primarily due to paid losses on the 2008 windstorms. The decrease in reported case reserves was primarily due to the payment of claims. The net change in IBNR for the three months ended March 31, 2009 was consistent with the three months ended March 31, 2008.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,688.5	$3,237.0
Incurred related to:
Current period non-catastrophe	208.7	196.6
Current period property catastrophe	—	—
Prior period non-catastrophe	(60.1)	(19.9)
Prior period property catastrophe	(0.1)	(33.2)

Total incurred	$148.5	$143.5
Paid related to:
Current period non-catastrophe	1.1	2.8
Current period property catastrophe	—	—
Prior period non-catastrophe	89.5	76.1
Prior period property catastrophe	20.5	13.7

Total paid	$111.1	$92.6
Foreign exchange revaluation	(3.2)	1.6

Net reserve for losses and loss expenses, March 31	3,722.7	3,289.5
Losses and loss expenses recoverable	880.4	758.7

Reserve for losses and loss expenses, March 31	$4,603.1	$4,048.2

  Acquisition Costs
     Acquisition costs increased by $10.3 million, or 38.4%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in acquisition costs was due to higher acquisition costs in our U.S. insurance segment primarily due to the inclusion of Darwin for the three months ended March 31, 2009. Acquisition costs as a percentage of net premiums earned were 11.5% for the three months ended March 31, 2009 compared to 9.8% for the same period in 2008 due to the increase in gross premiums written in our U.S. insurance segment, which carry a higher acquisition cost ratio. Typically, middle-market business, which is the focus of the U.S. insurance segment, tends to have higher acquisition costs due to greater competition for that type of business.
  General and Administrative Expenses
     General and administrative expenses increased by $15.1 million, or 34.9%, for the three months ended March 31, 2009 compared to the same period in 2008. The increase in general and administrative expenses was primarily due to an overall increase in headcount, including the addition of Darwin employees. Our overall staff count increased to 590 as of March 31, 2009 from 312 as of March 31, 2008, which included 173 Darwin employees. As a result of the increased staff count, salary and employee welfare costs increased by $13.8 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in salary and employee welfare costs included an expense for the Darwin Long Term Incentive Plan (“Darwin LTIP”) of $3.5 million that we assumed as part of the Darwin acquisition and increased stock-related compensation of $2.0 million. During the three months ended March 31, 2008, we incurred $3.3 million in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations compared to $0.5 million during the three months ended March 31, 2009.
     Our general and administrative expense ratio was 18.0% for the three months ended March 31, 2009, which was higher than the 15.9% for the three months ended March 31, 2008. The increase was primarily due to the factors discussed above.
     Our expense ratio was 29.5% for the three months ended March 31, 2009 compared to 25.7% for the three months ended March 31, 2008 due to an increase in both acquisition cost ratio and general and administrative expense ratio.
  Interest Expense
     Interest expense increased $1.0 million, or 10.5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Interest expense incurred during the three months ended March 31, 2009 represented the quarterly interest expense on the senior notes, which bear interest at an annual rate of 7.50%, as well as the interest expense on our borrowing of $243.8 million from our $400 million unsecured revolving credit facility, and which was paid in full in February 2009.
  Net Income
     Net income for the three months ended March 31, 2009 was $131.4 million compared to net income of $130.9 million for the three months ended March 31, 2008. The increase was primarily the result of higher net premiums earned partially offset by net realized investment losses, increased general and administrative expenses and higher income tax expense. Net income for the three months ended March 31, 2009 included a net foreign exchange loss of $0.8 million and an income tax expense $10.2 million. Net income for the three months ended March 31, 2008 included a net foreign exchange loss of $0.5 million and an income tax recovery of $1.0 million. The increase in income tax expense in the current period is primarily due to taxable income in our U.S. offices driven by the inclusion of Darwin.
Underwriting Results by Operating Segments
     Our company is organized into three operating segments:
     U.S. Insurance Segment.  The U.S. insurance segment includes our direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance to non-Fortune 1000 North American domiciled accounts.
     International Insurance Segment.   The international insurance segment includes our direct insurance operations in Bermuda, Europe and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts.
     Reinsurance Segment.  Our reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.
U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Revenues
Gross premiums written	$153.4	$35.8
Net premiums written	115.8	23.1
Net premiums earned	105.3	30.0
Other income	0.5	—
Expenses
Net losses and loss expenses	$54.2	$16.1
Acquisition costs	14.4	3.0
General and administrative expenses	28.5	14.5
Underwriting income (loss)	8.7	(3.6)
Ratios
Loss and loss expense ratio	51.5%	53.5%
Acquisition cost ratio	13.7	9.9
General and administrative expense ratio	27.0	48.5
Expense ratio	40.7	58.4
Combined ratio	92.2	111.9
  Comparison of Three Months Ended March 31, 2009 and 2008
     Premiums.   Gross premiums written increased by $117.6 million, or 328.5%, for the three months ended March 31, 2009 compared to the same period in 2008. The increase in gross premiums written was due to the inclusion of gross premiums written of $82.8 million from Darwin for the three months ended March 31, 2009 and higher gross premiums written by our other U.S. offices. There were no gross premiums written by Darwin for the three months ended March 31, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $34.8 million, or 97.2%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Los Angeles and Costa Mesa and an addition of 35 underwriting staff for our U.S. offices as of March 31, 2009 compared to March 31, 2008.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)
Healthcare	$49.7	$2.7	$47.0	1,740.7%
Professional liability	42.0	14.3	27.7	193.7
Programs	24.0	4.7	19.3	410.6
General casualty	23.6	6.6	17.0	257.6
General property	10.2	7.5	2.7	36.0
Other	3.9	—	3.9	100.0

	$153.4	$35.8	$117.6	328.5%

     Net premiums written increased by $92.7 million, or 401.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in net premiums written is in-line with the increase in gross premiums written primarily driven by the inclusion of Darwin for the three months ended March 31, 2009. The increase in net premiums written from the acquisition of Darwin also included a $6.1 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. Overall, we ceded 24.5% of gross premiums written for the three months ended March 31, 2009 compared to 35.5% for the three months ended March 31, 2008. The decrease in the percentage of premiums ceded to reinsurers was primarily caused by a change in business mix to more casualty business with lower reinsurance cession percentages, the adjustment for Darwin reinsurance contracts that have swing-rated provisions and a reduction in the reinsurance cession percentage on our general property quota share reinsurance contract.
     Net premiums earned increased $75.3 million, or 251.0%, primarily due to the inclusion of earned premium from Darwin for the three months ended March 31, 2009, including the $6.1 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which were fully earned.
     Net losses and loss expenses.  Net losses and loss expenses increased by $38.1 million, or 236.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in net losses and loss expenses was primarily due to the inclusion of Darwin for the three months ended March 31, 2009 partially offset by higher net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $7.5 million during the three months ended March 31, 2009 compared to net favorable reserve development of $4.9 million for the three months ended March 31, 2008.
     The $7.5 million of net favorable reserve development during the three months ended March 31, 2009 included the following:
•	Net favorable reserve development of $10.8 million for Darwin-related business. This was primarily the result of $14.4 million of net favorable reserve development due to actual loss emergence being lower than the initial expected loss emergence for the healthcare and program lines of business partially offset by net unfavorable reserve development of $3.6 million for the professional liability and iBind lines of business.

•	Net favorable reserve development of $17.5 million for business written by our other U.S. offices primarily the result of general casualty, professional liability, healthcare and general property lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years. During the three months ended March 31, 2009, we adjusted our weighting on actuarial methods utilized for the casualty lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method than the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $17.2 million for business written by our U.S. offices due to higher than expected reported losses for the professional liability line of business for the 2006 and 2007 loss years.

•	Net unfavorable catastrophe reserve development of $3.6 million.
     The $4.9 million of net favorable reserve development during the three months ended March 31, 2008 was primarily due to actual loss emergence being lower than the initial loss emergence for the general property line of business for the 2002, 2003, 2006 and 2007 loss years partially offset by unfavorable catastrophe reserve development of $1.8 million.
     The loss and loss expense ratio for the three months ended March 31, 2009 was 51.5% compared to 53.5% for the three months ended March 31, 2008. Net favorable reserve development recognized in the three months ended March 31, 2009 decreased the loss and loss expense ratio by 7.1 percentage points. In addition, the $6.1 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 3.6 percentage points. Thus, the loss and loss expense ratio for the current loss year was 62.2%. In comparison, net favorable reserve development recognized in the three months ended March 31, 2008 decreased the loss and loss expense ratio by 16.3 percentage points. Thus, the loss and loss expense ratio for that loss year was 69.8%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to writing more healthcare and program business during the three months ended March 31, 2009, which carries a lower expected loss and loss expense ratio than other lines of business.
     Net paid losses for the three months ended March 31, 2009 and 2008 were $26.5 million and $19.5 million, respectively. The increase in net paid losses was primarily due to the inclusion of Darwin for the three months ended March 31, 2009 and net paid losses on the 2008 windstorms.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$819.4	$471.2
Incurred related to:
Current period non-catastrophe	61.7	21.0
Current period property catastrophe	—	—
Prior period non-catastrophe	(11.1)	(6.7)
Prior period property catastrophe	3.6	1.8

Total incurred	$54.2	$16.1
Paid related to:
Current period non-catastrophe	1.0	—
Current period property catastrophe	—	—
Prior period non-catastrophe	19.3	16.4
Prior period property catastrophe	6.2	3.1

Total paid	$26.5	$19.5
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, March 31	847.1	467.8
Losses and loss expenses recoverable	318.8	156.4

Reserve for losses and loss expenses, March 31	$1,165.9	$624.2

     Acquisition costs.  Acquisition costs increased by $11.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was primarily caused by the inclusion of Darwin for the three months March 31, 2009. The acquisition cost ratio increased to 13.7% for the three months ended March 31, 2009 from 9.9% for the same period in 2008. The acquisition costs are higher due to Darwin and our other U.S. offices writing more admitted business which carries a higher premium tax than non-admitted business, as well as profit commissions incurred on our programs.
     General and administrative expenses.  General and administrative expenses increased by $14.0 million, or 96.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in general and administrative expenses was primarily due to the inclusion of Darwin for the three months ended March 31, 2009 and the addition of new offices in Atlanta, Los Angeles and Costa Mesa and staff in our other U.S. offices. Included in the general and administrative expenses from

Darwin was a $3.5 million expense for the Darwin LTIP. The amount incurred for the Darwin LTIP is a function of underwriting profitability, including any subsequent loss reserve development. These increases were partially offset due to the fact that during the three months ended March 31, 2008 we incurred $2.6 million in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations. We incurred $0.3 million of similar expenses during the three months ended March 31, 2009. The decrease in the general and administrative expense ratio from 48.5% for the three months ended March 31, 2008 to 27.0% for the same period in 2009 was the result of the factors discussed above, while net premiums earned increased. The trend of a lower general and administrative expense ratio is expected to continue for the remainder of the year as we continue to earn net premiums.
International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Revenues
Gross premiums written	$125.9	$171.3
Net premiums written	89.0	114.1
Net premiums earned	111.2	122.6
Expenses
Net losses and loss expenses	$39.2	$71.8
Acquisition costs	1.1	0.8
General and administrative expenses	18.8	19.6
Underwriting income	52.1	30.4
Ratios
Loss and loss expense ratio	35.2%	58.5%
Acquisition cost ratio	1.0	0.7
General and administrative expense ratio	16.9	16.0
Expense ratio	17.9	16.7
Combined ratio	53.1	75.2
  Comparison of Three Months Ended March 31, 2009 and 2008
     Premiums.  Gross premiums written decreased by $45.4 million, or 26.5%, for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the continued trend of the non-renewal of business (primarily property and energy business) that did not meet our underwriting requirements (which included inadequate pricing and/or policy or contract terms and conditions) and increased competition in our international insurance segment. Gross premiums written decreased by $34.9 million, or 44.5%, in our general property and energy lines of business as a result of pricing that did not meet our underwriting requirements and the non-renewal of 35 out of 37 energy accounts that did not meet our targeted rates of return.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
General property	$40.1	$61.6	$(21.5)	(34.9)%
Professional liability	32.5	36.8	(4.3)	(11.7)
General casualty	30.8	34.7	(3.9)	(11.2)
Healthcare	19.0	21.3	(2.3)	(10.8)
Energy	3.5	16.9	(13.4)	(79.3)

	$125.9	$171.3	$(45.4)	(26.5)%

     Net premiums written decreased $25.1 million, or 22.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in net premiums written was primarily due to the decrease in gross premiums written. We ceded to reinsurers 29.3% of gross premiums written for the three months ended March 31, 2009 compared to 33.4% for the three months ended March 31, 2008. The decrease in the percentage ceded to reinsurers was primarily due to ceding less premiums for our general property line of business. Net premiums earned decreased $11.4 million, or 9.3%, due to the continued earning of lower net premiums written.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $32.6 million, or 45.4%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized, lower storm activity and fewer incidences of large individual property losses similar to those incurred during the three months ended March 31, 2008. Overall, our international insurance segment recorded net favorable reserve development of $40.6 million during the three months ended March 31, 2009 compared to net favorable reserve development of $25.5 million for the three months ended March 31, 2008.
     The $40.6 million of net favorable reserve development during the three months ended March 31, 2009 included the following:
•	Net favorable reserve development of $43.1 million related to the general casualty, professional liability and healthcare lines of business due to actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years. During the three months ended March 31, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $4.6 million related to the general property and energy lines of business. The net unfavorable reserve development for the general property and energy lines of business consisted of $19.0 million of net unfavorable reserve development for the 2008 loss year partially offset by $14.4 million in net favorable development primarily from the 2004 through 2007 loss years. The net unfavorable reserve development for the 2008 loss year was due to higher than expected reported losses for both general property and energy lines of business.

•	Net favorable catastrophe reserve development of $2.1 million.
     Net favorable reserve development of $25.5 million recognized during the three months ended March 31, 2008 included the following:
•	Net favorable reserve development of $8.9 million due to the general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2005 loss years. During the three months ended March 31, 2008, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $4.3 million related to the general property and energy lines of business due to actual loss emergence being lower than the initial expected loss emergence primarily for the 2005 and 2007 loss years.

•	Net favorable catastrophe reserve development of $12.3 million.
     The loss and loss expense ratio for the three months ended March 31, 2009 was 35.2%, compared to 58.5% for the three months ended March 31, 2008. The net favorable reserve development recognized during the three months ended March 31, 2009 decreased the loss and loss expense ratio by 36.5 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 71.7%. Comparatively, the net favorable reserve development recognized during the three months ended March 31, 2008 decreased the loss and loss expense ratio by 20.7 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 79.2%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity and fewer incidences of large individual property losses compared to those incurred during the three months ended March 31, 2008.
     Net paid losses were $45.9 million for the three months ended March 31, 2009 was consistent with $45.6 million in net paid losses for the three months ended March 31, 2008.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,797.0	$1,767.6
Incurred related to:
Current period non-catastrophe	79.8	97.3
Current period catastrophe	—	—
Prior period non-catastrophe	(38.5)	(13.2)
Prior period catastrophe	(2.1)	(12.3)

Total incurred	$39.2	$71.8
Paid related to:
Current period non-catastrophe	0.1	1.3
Current period catastrophe	—	—
Prior period non-catastrophe	38.0	38.3
Prior period catastrophe	7.8	6.0

Total paid	$45.9	$45.6
Foreign exchange revaluation	(3.2)	1.6

Net reserve for losses and loss expenses, March 31	1,787.1	1,795.4
Losses and loss expenses recoverable	558.8	591.5

Reserve for losses and loss expenses, March 31	$2,345.9	$2,386.9

     Acquisition costs.  Acquisition costs increased $0.3 million, or 37.5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to increased commissions charged by brokers. The acquisition cost ratio increased slightly from 0.7% for the three months ended March 31, 2008 to 1.0% for the three months ended March 31, 2009.
     General and administrative expenses.  General and administrative expenses decreased $0.8 million, or 4.1%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The general and administrative expense ratio was 16.9% for the three months ended March 31, 2009 compared to 16.0% for the same period in 2008.
Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Revenues
Gross premiums written	$200.3	$189.8
Net premiums written	200.2	189.3
Net premiums earned	107.5	120.4
Expenses
Net losses and loss expenses	$55.1	$55.6
Acquisition costs	21.7	23.0
General and administrative expenses	11.1	9.1
Underwriting income	19.6	32.7
Ratios
Loss and loss expense ratio	51.3%	46.2%
Acquisition cost ratio	20.1	19.1
General and administrative expense ratio	10.4	7.5
Expense ratio	30.5	26.6
Combined ratio	81.8	72.8
  Comparison of Three Months Ended March 31, 2009 and 2008
     Premiums.  Gross premiums written increased by $10.5 million, or 5.5%, for the three months ended March 31, 2009 compared to the same period in 2008. The increase in gross premiums written was due to higher net upward adjustments on estimated premiums and new business written partially offset by the non-renewal of certain reinsurance contracts that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions). Adjustments on estimated premiums were higher by $3.0 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We recognized net upward adjustments of $0.9 million during the three months ended March 31, 2009 compared to net downward adjustments of $2.1 million during the three months ended March 31, 2008.
     During the three months ended March 31, 2009, our U.S., Bermuda and Swiss reinsurance operations had gross premiums written of $128.7 million, $61.2 million and $10.4 million, respectively. The gross premiums written by our U.S. reinsurance operations, which commenced business in April 2008, included the renewal of certain contracts previously written in Bermuda of $104.5 million as well as new business, particularly in the general casualty line of business. Our Swiss reinsurance operations, which commenced business in October 2008, renewed contracts previously written in Bermuda of $8.2 million during the three months ended March 31, 2009.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
General casualty reinsurance	$91.9	$44.1	$47.8	108.4%
Professional liability reinsurance	37.6	77.7	(40.1)	(51.6)
Property reinsurance	28.9	26.2	2.7	10.3
International reinsurance	24.4	30.3	(5.9)	(19.5)
Specialty reinsurance	15.3	4.9	10.4	212.2
Facultative reinsurance	2.2	6.6	(4.4)	(66.7)

	$200.3	$189.8	$10.5	5.5%

     For the three months ended March 31, 2009, the specialty reinsurance line of business includes the workers compensation catastrophe reinsurance and accident and health reinsurance. For the three months ended March 31, 2008, the specialty reinsurance line of business includes only accident and health reinsurance. The workers compensation catastrophe reinsurance gross premiums written are included in the general casualty reinsurance line of business for the three months ended March 31, 2008.
     Net premiums written increased by $10.9 million, or 5.8%, which is consistent with the increase in gross premiums written. Net premiums earned decreased $12.9 million, or 10.7%, primarily as a result of lower net premiums written during 2008. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses.  Net losses and loss expenses decreased by $0.5 million, or 0.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Overall, our reinsurance segment recorded net favorable reserve development of $12.1 million and $22.7 million during the three months ended March 31, 2009 and 2008, respectively.
     The net favorable reserve development of $12.1 million for the three months ended March 31, 2009 included the following:
•	Net favorable reserve development of $9.0 million for our professional liability reinsurance, general casualty reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years. During the three months ended March 31, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $1.2 million for our property reinsurance line of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2004 and 2007 loss years partially offset by higher than expected reported losses in the 2003, 2005 and 2008 loss years.

•	Net favorable reserve development of $0.2 million in our international reinsurance line of business, which consisted of $5.3 million in net favorable reserve development due to actual loss emergence being lower than the initial expected loss emergence for property related exposures for the 2007 and 2008 loss years and $5.1 million in net unfavorable reserve development due to higher loss activity for casualty related exposures driven by ongoing market turmoil for the 2007 and 2008 loss years.

•	Net favorable catastrophe reserve development of $1.7 million.
     The net favorable reserve development of $22.7 million during the three months ended March 31, 2008 related to the 2005 windstorms.
     The loss and loss expense ratio for the three months ended March 31, 2009 was 51.3%, compared to 46.2% for the three months ended March 31, 2008. Net favorable reserve development recognized during the three months ended March 31, 2009 reduced the loss and loss expense ratio by 11.3 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 62.6%. In comparison, net favorable reserve development recognized in the three months ended March 31, 2008 reduced the loss and loss expense ratio by 18.9 percentage points. Thus, the loss and loss expense ratio related to that loss year was 65.1%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to a shift in business mix. We decreased our professional liability reinsurance exposure and lowered our financial institution exposure.
     Net paid losses were $38.7 million for the three months ended March 31, 2009 compared to $27.5 million for the three months ended March 31, 2008. The increase in paid losses was due to higher net paid losses in our property reinsurance line of business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,072.1	$998.2
Incurred related to:
Current period non-catastrophe	67.2	78.3
Current period property catastrophe	—	—
Prior period non-catastrophe	(10.4)	—
Prior period property catastrophe	(1.7)	(22.7)

Total incurred	$55.1	$55.6
Paid related to:
Current period non-catastrophe	—	1.5
Current period property catastrophe	—	—
Prior period non-catastrophe	32.2	21.4
Prior period property catastrophe	6.5	4.6

Total paid	$38.7	$27.5
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, March 31	1,088.5	1,026.3
Losses and loss expenses recoverable	2.8	10.8

Reserve for losses and loss expenses, March 31	$1,091.3	$1,037.1

     Acquisition costs.  Acquisition costs decreased by $1.3 million, or 5.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily as a result of the related decrease in net premiums earned offset in part by a slight increase in reinsurance commissions incurred by our U.S. reinsurance operations. The acquisition cost ratio was 20.1% for the three months ended March 31, 2009, slightly higher than the 19.1% for the three months ended March 31, 2008 due to the increase in reinsurance commissions incurred by our U.S. reinsurance operations.
     General and administrative expenses.  General and administrative expenses increased $2.0 million, or 22.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in general and administrative expenses was attributable to increased salary and related costs related to increased underwriting staff in our U.S. and Swiss reinsurance operations. These increases were partially offset due to the fact that during the three months ended March 31, 2008 we incurred $0.7 million in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations. We incurred $0.2 million of similar expenses during the three months ended

March 31, 2009. The 2.9 percentage point increase in the general and administrative expense ratio from 7.5% for the three months ended March 31, 2008 to 10.4% for the three months ended March 31, 2009 was primarily a result of the factors discussed above, while net premiums earned declined.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses as of March 31, 2009 and December 31, 2008 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	($ in millions)
Case reserves	$272.8	$257.3	$525.9	$619.3	$259.4	$256.3	$1,058.1	$1,132.9
IBNR	893.1	871.3	1,820.0	1,753.7	831.9	818.9	3,545.0	3,443.9

Reserve for losses and loss expenses	1,165.9	1,128.6	2,345.9	2,373.0	1,091.3	1,075.2	4,603.1	4,576.8
Reinsurance recoverables	(318.8)	(309.2)	(558.8)	(575.9)	(2.8)	(3.2)	(880.4)	(888.3)

Net reserve for losses and loss expenses	$847.1	$819.4	$1,787.1	$1,797.1	$1,088.5	$1,072.0	$3,722.7	$3,688.5

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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2009:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,165.9	$910.0	$1,334.4
International insurance	2,345.9	1,816.1	2,631.8
Reinsurance	1,091.3	785.6	1,291.3

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$847.1	$640.1	$971.5
International insurance	1,787.1	1,397.9	2,017.8
Reinsurance	1,088.5	782.8	1,288.0

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.
     Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves.

     Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business. For a discussion of loss and loss expense reserve estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies–Reserve for Losses and Loss Expenses” in our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of March 31, 2009 and December 31, 2008:

	Reinsurance Recoverable
	As of	As of
	March 31,	December 31,
	2009	2008
	($ in millions)
Ceded case reserves	$270.1	$330.8
Ceded IBNR reserves	610.3	557.5

Reinsurance recoverable	$880.4	$888.3

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 98% of ceded case reserves as of March 31, 2009 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of March 31, 2009, our shareholders’ equity was $2.5 billion, a 3.1% increase compared to $2.4 billion as of December 31, 2008. The increase was primarily the result of net income for the three-month period ended March 31, 2009 of $131.4 million partially offset by net unrealized losses on investments of $57.4 million during the three months ended March 31, 2009.
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
     At this time, Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain related-party reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.7 billion in letters of credit under two letter of credit facilities, one with Citibank Europe plc and one with a syndication of lenders described below. The credit facility with Citibank Europe plc was amended in December 2008 to provide us with greater flexibility in the types of securities that are eligible to be posted as collateral and to increase the maximum aggregate amount available under the credit facility from $750 million to $900 million on an uncommitted basis. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. Given the recent uncertainty in the financial markets, there is a potential risk that Citibank Europe plc may no longer provide the remaining capacity under the credit facility as it is on an uncommitted basis. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period. If Citibank Europe plc no longer provides capacity under the credit facility it may limit our ability to meet our security requirements and would require us to obtain other sources of security at terms that may not be favorable to us.
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Credit Facility, we terminated the Letter of Credit Facility with Barclays Bank PLC and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. We were in compliance with all covenants under the Credit Facility as of March 31, 2009 and December 31, 2008.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million. The one lender in the Credit Facility with a $20.0 million commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We do not expect this lender to be able to meet its commitment under the Credit Facility.
     On November 19, 2008, Allied World Assurance Company Holdings, Ltd requested a $250 million borrowing under the Unsecured Facility. We requested the borrowing to ensure the preservation of our financial flexibility in light of the uncertainty in the credit markets. On November 21, 2008, we received $243.8 million of loan proceeds from the borrowing, as $6.3 million was not received from the lender in bankruptcy. The interest rate on the borrowing was 2.588%. We repaid the loan on its maturity date of February 23, 2009.

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
     The following shows our trust accounts on deposit, as well as of letter of credit facilities available, outstanding and remaining, and the collateral committed to support the letter credit facilities as of March 31, 2009 and December 31, 2008:

	As of	As of
	March 31,	December 31,
	2009	2008
	($ in millions)
Total trust accounts on deposit	$898.7	$892.6

Total letters of credit facilities available:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit available	1,700.0	1,700.0

Total letters of credit outstanding:
Citibank Europe plc	779.4	769.9
Credit Facility	217.2	217.1

Total letters of credit outstanding	996.6	987.0

Total letters of credit remaining:
Citibank Europe plc	120.6	130.1
Credit Facility(1)	582.8	332.9

Total letters of credit remaining	703.4	463.0

Collateral committed to support the letter of credit facilities	$1,253.2	$1,313.0

(1)	Net of any borrowing or repayments under the Unsecured Facility.
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
     As of December 31, 2008, we participated in a securities lending program whereby the securities we owned that were included in fixed maturity investments available for sale were loaned to third parties, primarily brokerage firms, for a short period of time through a lending agent. We maintained control over the securities we lent and could recall them at any time for any reason. We received amounts equal to all interest and dividends associated with the loaned securities and received a fee from the borrower for the temporary use of the securities. Collateral in the form of cash was required initially at a minimum rate of 102% of the market value of the loaned securities and could not decrease below 100% of the market value of the loaned securities before additional collateral was required. On February 10, 2009, we discontinued our securities lending program.
     We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payment of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities, including interest and dividend payments, respectively, on our senior notes and common shares.

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
     Cash flows from operations for the three months ended March 31, 2009 were $143.5 million compared to $152.9 million for the three months ended March 31, 2008. The decrease in cash flows from operations was primarily due to higher losses paid.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows provided by investing activities of $264.5 million for the three months ended March 31, 2009 compared to cash flows provided by investing activities of $227.8 million for the three months ended March 31, 2008. The increase in investing cash flows was due to higher proceeds on the sale and maturity of fixed maturity securities.
     Cash flows from financing activities consist primarily of capital raising activities, which would include the issuance of common shares or debt and the payment of dividends. Cash flows used in financing activities were $418.5 million for the three months ended March 31, 2009 compared to cash flows provided by financing activities of $190.9 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, we repaid in full our syndicated loan of $243.8 million.
     On May 7, 2009, our board of directors declared a quarterly dividend of $0.18 per share, or approximately $8.9 million in aggregate, payable on June 11, 2009 to the shareholders of record as of May 26, 2009. Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2009 and December 31, 2008, including a global high-yield bond fund, 99% of our fixed income portfolio consisted of investment grade securities. As of March 31, 2009 and December 31, 2008, net accumulated unrealized gains were $48.2 million and $105.6 million, respectively. The change in net unrealized investment gains from December 31, 2008 to March 31, 2009 was due to higher interest rates on U.S. Treasury securities and credit spreads widening on corporate bonds and commercial mortgage-backed securities, partially offset by credit spreads tightening on asset-backed securities and residential mortgage-backed securities. The maturity distribution of our fixed income portfolio (on a market value basis) as of March 31, 2009 and December 31, 2008 was as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	($ in millions)
Due in one year or less	$359.9	$274.2
Due after one year through five years	2,027.2	1,887.1
Due after five years through ten years	1,166.3	1,254.9
Due after ten years	236.3	365.8
Mortgage-backed	1,843.9	2,089.9
Asset-backed	174.6	160.1

Total	$5,808.2	$6,032.0

     We have investments in various hedge funds, the market value of which was $120.7 million as of March 31, 2009. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund.
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
     The following were the financial strength ratings of all of our insurance and reinsurance subsidiaries as of May 1, 2009, except as noted below:

A.M. Best	A/stable
Moody’s*	A2/negative
Standard & Poor’s**	A-/stable

*	Moody’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Allied World Reinsurance Company only.

**	Standard & Poor’s financial strength ratings are for Allied World Assurance Company, Ltd., Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited only.
     The following were our senior unsecured debt ratings as of May 1, 2009:

A.M. Best.	bbb/stable
Moody’s.	Baa1/negative
Standard & Poor’s	BBB/stable
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
     We were in compliance with all covenants related to our senior notes as of March 31, 2009.
Off-Balance Sheet Arrangements
     As of March 31, 2009, we did not have any off-balance sheet arrangements.
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
     The change in market value as a result of a change in interest rates is determined by calculating hypothetical March 31, 2009 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$6,852.4	$6,686.5	$6,599.9	$6,512.6	$6,424.8	$6,336.6	$6,159.7
Market value change from base	339.8	173.9	87.3	0	(87.8)	(176.0)	(352.9)
Change in unrealized appreciation/(depreciation)	5.2%	2.7%	1.3%	0.0%	(1.3)%	(2.7)%	(5.4)%
     The change in market value as a result of a change in credit spreads is determined by calculating hypothetical March 31, 2009 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,463.0	$5,324.3	$5,254.9	$5,185.5	$5,116.1	$5,046.7	$4,908.0
Market value change from base	277.5	138.8	69.4	0	(69.4)	(138.8)	(277.5)
Change in unrealized appreciation/(depreciation)	5.4%	2.7%	1.3%	0.0%	(1.3)%	(2.7)%	(5.4)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of March 31, 2009, approximately 99% of our fixed income investments (which includes individually held securities and securities held in a global high-yield bond fund) consisted of investment grade securities. As of March 31, 2009, we held $803.7 million, or 12.0%, of our total investments and cash and cash equivalents in corporate bonds that were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA by Standards & Poor’s. Included in the $803.7 million was $261.5 million of corporate bonds issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation.
     As of March 31, 2009, we held $1,843.9 million, or 27.5%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 18.3%, 2.9% and 6.3%, respectively, of our total investments and cash and cash equivalents. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time. In addition, nearly all of our investments in mortgage-backed securities were rated “Aaa” by Moody’s and “AAA” by Standard & Poor’s as of March 31, 2009. As of March 31, 2009, our mortgage-backed securities that have exposure to subprime mortgages was limited to $2.1 million, or 0.04%, of our fixed maturity investments.
     As of March 31, 2009, we held investments in several hedge funds with a fair value of $120.7 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
     Given the recent turmoil in the financial markets, we believe that there is potential for significant write-downs of our, and other insurers’, invested assets in future periods if the current economic environment were to persist for an extended period of time.
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
     As of March 31, 2009 and December 31, 2008, 1.9% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the three months ended March 31, 2009 and 2008, approximately 10% and 15% was written in currencies other than the U.S. dollar, respectively. Of our business written in the year ended December 31, 2008, approximately 15% was written in currencies other than the U.S. dollar. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.
     Our foreign exchange (loss) gain for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008 are set forth in the chart below.

	Three Months		Year
	Ended		Ended
	March 31,		December 31
	2009	2008	2008
	($ in millions)
Realized exchange loss	$(4.2)	$(0.4)	$(4.1)
Unrealized exchange gain (loss)	3.4	(0.1)	5.5

Foreign exchange (loss) gain	$(0.8)	$(0.5)	$1.4

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
     Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description
10.1†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

10.2(1)†	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 5, 2009.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: May 8, 2009	By: Name:	/s/ Scott A. Carmilani Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: May 8, 2009	By:	/s/ Joan H. Dillard

	Name:	Joan H. Dillard
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan.

10.2(1)†	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 5, 2009.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.