Form 10-Q
period 2009-06-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2009-08-07
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of August 3, 2009 was 49,563,754.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2009 and December 31, 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2009	2008
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2009: $6,223,018; 2008: $5,872,031)	$6,286,561	$6,032,029
Fixed maturity investments trading, at fair value	233,583	—
Other invested assets trading, at fair value	132,694	69,902
Other invested assets available for sale, at fair value (cost: 2009: $4; 2008: $89,229)	4	55,199

Total investments	6,652,842	6,157,130
Cash and cash equivalents	475,668	655,828
Restricted cash	59,074	50,439
Securities lending collateral	—	171,026
Insurance balances receivable	421,773	347,941
Prepaid reinsurance	220,113	192,582
Reinsurance recoverable	909,716	888,314
Accrued investment income	56,651	50,671
Deferred acquisition costs	153,428	135,780
Goodwill	268,532	268,532
Intangible assets	69,280	71,410
Balances receivable on sale of investments	266,610	12,371
Net deferred tax assets	31,676	22,452
Other assets	45,191	47,603

Total assets	$9,630,554	$9,072,079

LIABILITIES:
Reserve for losses and loss expenses	$4,713,727	$4,576,828
Unearned premiums	1,066,726	930,358
Unearned ceding commissions	56,825	49,599
Reinsurance balances payable	132,948	95,129
Securities lending payable	—	177,010
Balances due on purchase of investments	359,216	—
Syndicated loan	—	243,750
Senior notes	498,857	498,796
Accounts payable and accrued liabilities	60,828	83,747

Total liabilities	$6,889,127	$6,655,217

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2009: 49,524,492 shares and 2008: 49,036,159 shares	$1,486	$1,471
Additional paid-in capital	1,332,200	1,314,785
Retained earnings	1,359,072	994,974
Accumulated other comprehensive income:
net unrealized gains on investments, net of tax	48,669	105,632

Total shareholders’ equity	$2,741,427	$2,416,862

Total liabilities and shareholders’ equity	$9,630,554	$9,072,079

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2009 and 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Gross premiums written	$492,782	$446,784	$972,379	$843,657
Premiums ceded	(131,344)	(126,534)	(205,903)	(196,835)

Net premiums written	361,438	320,250	766,476	646,822
Change in unearned premiums	(27,770)	(51,374)	(108,836)	(104,874)

Net premiums earned	333,668	268,876	657,640	541,948
Net investment income	76,537	72,345	154,391	149,276
Net realized investment gains	5,093	21,514	41,695	36,349
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	(16,225)	(25,907)	(58,188)	(37,277)
Portion of loss recognized in other comprehensive income (loss), before taxes	10,751	—	10,751	—

Net impairment charges recognized in earnings	(5,474)	(25,907)	(47,437)	(37,277)
Other income	369	—	835	—

	410,193	336,828	807,124	690,296

EXPENSES:
Net losses and loss expenses	177,719	178,084	326,216	321,581
Acquisition costs	36,963	26,265	74,091	53,105
General and administrative expenses	62,560	46,380	120,990	89,651
Interest expense	9,522	9,513	19,969	19,023
Foreign exchange (gain) loss	(1,222)	(399)	(387)	77

	285,542	259,843	540,879	483,437

Income before income taxes	124,651	76,985	266,245	206,859
Income tax expense (recovery)	10,981	(2,220)	21,167	(3,291)

NET INCOME	113,670	79,205	245,078	210,150

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the period net of applicable deferred income tax (expense) recovery for three months 2009: $(1,822); 2008: $493; and six months 2009: $(441); 2008: $242	140,209	(101,589)	76,149	(59,966)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of applicable deferred income tax recovery for the three and six months 2009: nil	(10,751)	—	(10,751)	—
Reclassification adjustment for net realized investment gains (losses) included in net income, net of applicable income tax (expense) recovery	7,856	5,012	14,487	(10,938)

Other comprehensive income (loss)	137,314	(96,577)	79,885	(70,904)

COMPREHENSIVE INCOME (LOSS)	$250,984	$(17,372)	$324,963	$139,246

PER SHARE DATA
Basic earnings per share	$2.30	$1.62	$4.96	$4.33
Diluted earnings per share	$2.22	$1.56	$4.79	$4.12
Weighted average common shares outstanding	49,523,459	48,897,931	49,386,549	48,585,015
Weighted average common shares and common share equivalents outstanding	51,257,887	50,873,712	51,215,808	51,013,633
Dividends declared per share	$0.18	$0.18	$0.36	$0.36
See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2009 and 2008
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2008	$1,471	$1,314,785	$105,632	$994,974	$2,416,862
Cumulative effect adjustment upon adoption of FSP FAS 115-2[1], net of deferred taxes	—	—	(136,848)	136,848	—
Net income	—	—	—	245,078	245,078
Dividends	—	—	—	(17,828)	(17,828)
Other comprehensive income
Unrealized gains	—	—	90,636	—	90,636
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	(10,751)	—	(10,751)

Total other comprehensive income	—	—	79,885	—	79,885
Stock compensation	15	17,415	—	—	17,430

June 30, 2009	$1,486	$1,332,200	$48,669	$1,359,072	$2,741,427

[1]	Cumulative effect adjustment reflects adoption of FSP FAS 115-2 (as defined in Note 3 to the accompanying notes to the unaudited condensed consolidated financial statements) as of April 1, 2009.

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842
Cumulative effect adjustment upon adoption of FAS 159	—	—	(26,262)	26,262	—
Net income	—	—	—	210,150	210,150
Dividends	—	—	—	(17,592)	(17,592)
Other comprehensive loss	—	—	(70,904)	—	(70,904)
Stock compensation	7	16,543	—	—	16,550

June 30, 2008	$1,469	$1,298,375	$39,048	$1,039,154	$2,378,046

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2009 and 2008
(Expressed in thousands of United States dollars)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$245,078	$210,150
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(34,311)	(48,215)
Net impairment charges recognized in earnings	47,437	37,277
Mark to market adjustments	(7,384)	11,866
Amortization of premiums net of accrual of discounts on fixed maturities	(10,685)	(3,787)
Amortization and depreciation of fixed assets	5,794	4,518
Amortization of discount and expenses on senior notes	243	225
Amortization of intangible assets	2,130	—
Stock compensation expense	16,560	13,625
Insurance balances receivable	(73,832)	(127,969)
Prepaid reinsurance	(27,531)	(29,169)
Reinsurance recoverable	(21,402)	(95,813)
Accrued investment income	(5,980)	1,028
Deferred acquisition costs	(17,648)	(18,700)
Net deferred tax assets	(8,783)	3,091
Other assets	(1,353)	(3,416)
Reserve for losses and loss expenses	136,899	244,448
Unearned premiums	136,368	134,043
Unearned ceding commissions	7,226	3,525
Reinsurance balances payable	37,819	53,713
Accounts payable and accrued liabilities	(24,263)	(13,812)

Net cash provided by operating activities	402,382	376,628

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(5,613,268)	(1,866,738)
Purchases of other invested assets	(125,376)	(34,461)
Sales of fixed maturity investments	5,297,957	1,738,412
Sales of other invested assets	134,386	102,869
Net cash paid for acquisitions	—	(44,052)
Changes in securities lending collateral received	171,026	(43,719)
Purchases of fixed assets	(3,072)	(3,643)
Change in restricted cash	(8,636)	(16,606)

Net cash used in investing activities	(146,983)	(167,938)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(17,828)	(17,592)
Proceeds from the exercise of stock options	2,228	2,582
Repayment of syndicated loan	(243,750)	—
Changes in securities lending collateral	(177,010)	43,719

Net cash (used in) provided by financing activities	(436,360)	28,709

Effect of exchange rate changes on foreign currency cash	801	(48)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(180,160)	237,351
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	655,828	202,582

CASH AND CASH EQUIVALENTS, END OF YEAR	$475,668	$439,933

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$37,878	$5,238
— Cash paid for interest expense	20,365	18,750
Supplemental disclosure of non-cash flow information:
— Change in balance receivable on sale of investments	(254,239)	(11,803)
— Change in balance payable on purchase of investments	359,216	(34,408)

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
3. NEW ACCOUNTING PRONOUNCEMENTS
     In April 2009, the Financial Accounting Standard Board (“FASB”) issued three FASB Staff Positions (“FSP”) – (1) FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), (2) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), and (3) FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to remove the requirement that a company must have the intent and ability to hold a debt security until its anticipated recovery, but rather, under the revised guidance, a company must recognize an other-than-temporary impairment charge (“OTTI”) on its income statement if it intends to sell the debt security or if it is more likely than not it will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new FSP FAS 115-2 also requires the recognition of an OTTI if the present value of cash flows of a debt security expected to be collected is less than the amortized cost basis of the debt security. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for the period ended June 30, 2009. See Note 4 “Investments” regarding the Company’s adoption of FSP FAS 115-2.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Financial Accounting Standard (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”), when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 provides a list of non-exhaustive factors a company should consider in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for that asset or liability (or similar assets or liabilities). If a company determines there has been a significant decrease in the volume and level of activity of an asset or liability, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate the fair value in accordance with FAS 157. FSP FAS 157-4 also provides additional guidance on identifying circumstances that indicate a transaction is not orderly, and therefore, excluded as an observable input in the determination of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 for the period ended June 30, 2009 and it did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
     FSP FAS 107-1 requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues its interim financial statements. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company has included the required disclosures about the fair value of its financial instruments in its interim financial statements starting with the period ended June 30, 2009. For additional information regarding the Company’s disclosures about the fair value of its financial instruments see Note 6 “Fair Value of Financial Instruments”.
     In addition, in April 2009, the SEC staff issued Staff Accounting Bulletin (“SAB”) 111 that amended Topic 5.M. “Other-Than- Temporary Impairment of Certain Investments in Debt and Equity Securities”. This SAB amends Topic 5.M. solely to include the staff’s view on equity securities and exclude debt securities from its scope. By excluding debt securities from the scope of Topic 5.M., companies are no longer required to assess if they have the intent and ability to hold available-for-sale debt securities until anticipated recovery to determine if there is an OTTI. This SAB was issued in response to the issuance of FSP FAS 115-2. See Note 4 “Investments” regarding the Company’s adoption of SAB 111.
     In May 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”) to establish principles and requirements for events occurring after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 provides guidance to determine the period through which an entity should evaluate events or transactions that may require disclosure, the circumstances under which an entity should recognize such events or transactions and the related disclosures for such events or transactions. FAS 165 will not result in significant changes in the evaluation and disclosure of subsequent events as it is establishing generally accepted accounting principles that are consistent with current generally accepted auditing standards. FAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and has been adopted by the Company for the period ended June 30, 2009.
     In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) to improve financial reporting by companies involved with variable interest entities. FAS 167 amends the defining characteristics of a variable interest entity, consolidation guidance and required disclosures set forth by FASB Interpretation No. 46(R). FAS 167 will require companies to reconsider conclusions reached under the previous guidance and perform an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 is effective for interim and annual periods beginning after November 15, 2009 (January 1, 2010 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 167 and its potential impact on future financial statements.
     Additionally in June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“FAS 168”), to establish codification as the single source of authoritative U.S. GAAP. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not anticipate any impact on future financial statements due to the adoption of FAS 168.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, unrealized losses, other-than-temporary impairment recorded through other comprehensive income (“OCI”) and fair value of the Company’s available for sale investments by category as of June 30, 2009 and December 31, 2008 are as follows:

		Gross		Other-than-
		Unrealized	Unrealized	temporary
	Cost	Gains	Losses	impairment OCI	Fair Value
June 30, 2009
U.S. Government and Government agencies	$1,461,717	$58,420	$(5,595)	$—	$1,514,542
Non-U.S. Government and Government agencies	375,386	13,606	(4,461)	—	384,531
States, municipalities and political subdivisions	321,903	21,498	(19)	—	343,382
Corporate debt;
Financial institutions	913,516	17,394	(16,786)	—	914,124
Industrials	1,031,901	30,112	(1,531)	—	1,060,482
Utilities	147,897	6,803	(31)	—	154,669
Residential mortgage backed;
Non-agency residential	274,791	511	(33,249)	(9,686)	232,367
Agency residential	1,050,961	34,769	(1,495)	—	1,084,235
Commercial mortgage backed	470,888	1,225	(50,700)	—	421,413
Asset backed	174,058	5,059	(1,236)	(1,065)	176,816

Total fixed maturity investments, available for sale	6,223,018	189,397	(115,103)	(10,751)	6,286,561
Global high-yield bond fund	4	—	—	—	4

Total	$6,223,022	$189,397	$(115,103)	$(10,751)	$6,286,565

December 31, 2008
U.S. Government and Government agencies	$1,608,230	$162,556	$(551)	$—	$1,770,235
Non-U.S. Government and Government agencies	272,186	12,738	(4,768)	—	280,156
States, municipalities and political subdivisions	350,044	19,618	(43)	—	369,619
Corporate debt;
Financial institutions	974,564	30,147	(9,991)	—	994,720
Industrials	292,512	3,725	(809)	—	295,428
Utilities	70,222	1,666	(66)	—	71,822
Residential mortgage backed;
Non-agency residential	249,298	67	(18,841)	—	230,523
Agency residential	1,336,567	47,726	(88)	—	1,384,205
Commercial mortgage backed	553,914	1,173	(79,878)	—	475,209
Asset backed	164,495	36	(4,419)	—	160,112

Total fixed maturity investments, available for sale	5,872,031	279,452	(119,454)	—	6,032,029
Global high-yield bond fund	89,229	—	(34,030)	—	55,199

Total	$5,961,260	$279,452	$(153,484)	$—	$6,087,228

b) Trading Securities
     During the three months ended June 30, 2009, the Company began electing the fair value option under FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115” (“FAS 159”) for certain newly acquired fixed maturity investments. FAS 159 permits entities to choose to measure financial instruments at fair value, with changes in fair value recognized in earnings, if certain conditions are met, including when an entity first acquires the financial instrument. As of June 30, 2009, the Company held $99,767 of fixed maturity investments for which the FAS 159 fair value option has been elected. The Company has elected the fair value option under FAS 159 for certain newly acquired debt securities as the Company believes this approach provides more meaningful and relevant information about the overall performance of its debt securities as all gains or losses, whether realized or unrealized, are included in net income versus split between net income and accumulated other comprehensive income. As a result, any change in unrealized gains or losses is recognized in the unaudited condensed consolidated statements of operations and comprehensive income and included in “net realized investment gain (losses)” and those securities are included in “fixed maturity investments trading, at fair value” on the unaudited condensed consolidated balance sheets. During the three months ended June 30, 2009, the Company recognized a realized loss of $3,473 in the unaudited condensed

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
consolidated statements of operations and comprehensive income for changes in unrealized gains or losses. Interest income for debt securities that the Company has elected the fair value option for is accrued for and recognized based on the contractual terms of the debt securities and is included in “net investment income” on the unaudited condensed consolidated statement of operations and comprehensive income.
     Also included in the Company’s trading securities are fixed maturity investments that the Company accounts for as derivatives under FAS No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). See Note 5, “Derivative Instruments” regarding these investments. As of June 30, 2009, the Company held $133,816 of fixed maturity investments that are accounted for as derivatives. As a result, these securities are included in “fixed maturity investments trading, at fair value” on the unaudited condensed consolidated balance sheets and any change in unrealized gains or losses is recognized in the unaudited condensed consolidated statement of operations and comprehensive income and included in “net realized investment gains (losses)”. During the three months ended June 30, 2009, the Company recognized a realized gain of $3,045 in the unaudited condensed consolidated statement of operations and comprehensive income for changes in unrealized gains or losses.
     Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statement of operations and comprehensive income are as follows:

Fair Value
June 30, 2009
Residential mortgage backed
Non-agency residential	$46,708
Agency residential	133,816
Asset backed	53,059

Total fixed maturity investments, trading	233,583
Hedge funds	132,560
Equity securities	134

Total	$366,277

December 31, 2008
Hedge funds	$48,573
Equity securities	21,329

Total	$69,902

     As of June 30, 2009, the agency residential mortgage backed securities are accounted for as derivatives.
c) Contractual Maturity Dates
     The contractual maturity dates of fixed maturity investments available for sale and trading as of June 30, 2009 are as follows:

	Amortized Cost	Fair Value
Due within one year	$453,414	$462,377
Due after one year through five years	2,469,297	2,533,165
Due after five years through ten years	1,187,102	1,226,439
Due after ten years	142,506	149,750
Mortgage backed	1,977,164	1,918,539
Asset backed	227,117	229,875

	$6,456,600	$6,520,144

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
d) Net Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fixed maturities and other investments	$76,703	$68,338	$155,581	$137,867
Other invested assets	880	(6)	1,487	5,916
Cash and cash equivalents	561	5,547	1,187	8,464
Expenses	(1,607)	(1,534)	(3,864)	(2,971)

Net investment income	$76,537	$72,345	$154,391	$149,276

e) Components of Realized Gains and Losses
     The proceeds from sales of available for sale securities for the three and six months ended June 30, 2009 were $1,942,811 and $5,365,294, respectively. The proceeds from sales of available for sale securities for the three and six months ended June 30, 2008 were $670,649 and $1,738,412, respectively. Components of realized gains and losses for the three and six months ended June 30, 2009 are summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross realized gains on sale of securities	$46,618	$22,316	$94,272	$49,922
Gross realized losses on sale of securities	(49,001)	(1,422)	(59,961)	(1,706)
Mark-to-market changes	7,476	620	7,384	(11,867)

Net realized investment gains	$5,093	$21,514	$41,695	$36,349

     During the six months ended June 30, 2009, the Company sold all of its investments in equity securities with the exception of $134 in preferred securities for a realized loss of $387 and sold its investment in the global high-yield bond fund for a realized loss of $21,923.
f) Analysis of Unrealized Losses
     The Company’s primary investment objective is the preservation of capital. Although the Company has been successful in meeting this objective, shifts in interest and credit spreads affecting valuation can temporarily place some investments in an unrealized loss position.
     The following table summarizes the market value of our available for sale investments in an unrealized loss position for periods less than or greater than 12 months:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	June 30, 2009
			Other-than-
	Gross	Unrealized	temporary
	Fair Value	Loss	Impairment OCI
Less than 12 months
U.S. Government and Government agencies	$302,918	$(5,595)	$—
Non-U.S. Government and Government agencies	138,373	(3,908)	—
States, municipalities and political subdivisions	1,541	(19)	—
Corporate debt
Financial institutions	257,066	(16,786)	—
Industrials	161,222	(1,531)	—
Utilities	7,917	(319)	—
Residential mortgage backed
Non-agency residential	171,468	(31,638)	(9,686)
Agency residential	136,922	(1,495)	—
Commercial mortgage backed	357,508	(49,464)	—
Asset backed	46,441	(1,236)	(1,065)

	$1,581,916	$(111,703)	$(10,751)

More than 12 months
Non-U.S. Government and Government agencies	$2,407	$(553)	$—
Residential mortgage backed
Non-agency residential	8,956	(1,611)	—
Agency residential	—	—	—
Commercial mortgage backed	7,882	(1,236)	—

	$19,245	$(3,400)	$—

	$1,601,161	$(115,103)	$(10,751)

     As of June 30, 2009, there were approximately 382 securities in an unrealized loss position. The gross unrealized loss of $115,103 was primarily the result of the widening of credit spreads related to increases in market risk premium and reduced market liquidity over the past twelve months. Partially mitigating this loss was the improvement (tightening) in credit spreads of the securities the Company holds over the past several months primarily due to improving market liquidity. Generally, as credit spreads widen, the market values of the securities the Company holds fall, and vice versa.
g) Other-than-temporary impairment charges
i) Adoption of FSP FAS 115-2:
     During the three months ended June 30, 2009, the Company adopted FSP FAS 115-2. FSP FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to remove the requirement that the Company must have the intent and ability to hold a debt security until its anticipated recovery. Under the revised guidance, the Company is required to recognize an OTTI in the consolidated statements of operations and comprehensive income if the Company intends to sell the debt security or if it is more likely than not that the Company will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new FSP FAS 115-2 requires the recognition of an OTTI if the present value of the expected cash flows of a debt security is less than the amortized cost basis of the debt security (“credit loss”).
     For the Company’s debt securities that are within the scope of FAS FSP 115-2, the Company has applied the following policy to determine if an OTTI exists at each reporting period:
•	The Company’s debt securities are managed by external investment portfolio managers and as such the Company requires them to provide a list of debt securities they intend to sell at the end of the reporting period. Any impairments in these securities are recognized as an OTTI, with the difference between the amortized cost and fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income.
•	At each reporting period the Company determines if it is more likely than not the Company will be required to sell a debt security before the recovery of its amortized cost basis. The Company analyzes its current and future contractual and non-contractual obligations relative to its expectation of future cash flows to determine if the Company will need to sell debt securities to fund its obligations. The Company considers factors such as trends in underwriting profitability, cash flows from operations, return

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
on invested assets, property catastrophe losses, timing of payments and other specific contractual obligations that are coming due.

•	For debt securities that are in an unrealized loss position that the Company does not intend to sell, the Company assesses whether a credit loss exists. The amount of the credit loss is recognized in the consolidated statements of operations and comprehensive income and is included in “net impairment charges recognized in earnings”. The assessment involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value and (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position. The Company also looks to additional factors depending on the type of security as identified below:
•	Corporate bonds: The credit rating of the issuer as well as information from the Company’s investment portfolio managers and rating agencies. Based on all reasonably available information, the Company determines if a credit loss exists.
•	Mortgage backed and asset backed securities: The Company utilizes an independent third party service to identify mortgage backed or asset backed securities where possible principal and/or interest will not be paid. The independent third party service provides cash flow projections using default rate, delinquency rate and prepayment assumptions under different scenarios. The Company reviews the information received from the independent third party and the Company determines the present value of future cash flows.
     Following the Company’s review of the securities in the investment portfolio, seven securities (six mortgage-backed securities and one corporate bond) were considered to be other-than-temporarily impaired for the three months ended June 30, 2009 due to the present value of the expected cash flows being lower than the amortized cost. Of the $16,225 recognized as other-than-temporary impairment, $5,474 was recognized through earnings in the unaudited condensed consolidated statement of operations and comprehensive income due to credit related losses and $10,751 was recognized in “accumulated other comprehensive income” in the unaudited condensed consolidated balance sheets.
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2009:

For the Three Months
Ended June 30, 2009
Beginning balance of credit loss related to the adoption of FSP FAS 115-2	$7,140
Additions for the credit loss for which OTTI was not previously recognized	3,167
Reductions for securities sold during the period (realized)	—
Reductions for OTTI previously recognized due to intent to sell	—
Additions resulting from the increase in credit losses	2,307
Reductions resulting from the improvement in expected cash flows	—

Ending balance of credit losses	$12,614

          ii) Cumulative effect adjustment
     In accordance with FSP FAS 115-2, the Company was required to recognize a cumulative effect adjustment to retained earnings for all debt securities for which the Company had previously recognized an OTTI. The cumulative effect adjustment was based on those fixed maturity securities that the Company still held at April 1, 2009. The amount of the cumulative effect adjustment was determined by comparing the present value of the expected cash flows of each security with the amortized cost basis of the security as of April 1, 2009. The discount rate used to calculate the present value of the cash flows of securities that have fixed interest and principal payments was the rate in effect at the acquisition date. The discount rate used to calculate the present value of the cash flows of securities that have variable interest and principal payments was the rate in effect immediately prior to recognizing OTTI. The cumulative effect adjustment will have the effect of re-establishing unrealized losses that were previously recognized in the income statement as an OTTI. The Company recognized a cumulative effect adjustment of $136,848, net of applicable deferred income taxes of $1,677 as an increase to retained earnings and a reduction to accumulated other comprehensive income in the balance sheet.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
          iii) Treatment Prior to the Adoption of FSP FAS 115-2
     Prior to the adoption of FSP FAS 115-2, the Company reviewed the carrying value of its investments to determine if a decline in value is considered to be other-than-temporary. This review involved consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there had been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, the Company’s investment portfolio managers had the discretion to sell those investments at any time. As such, the Company recognized an OTTI for those securities in an unrealized loss position each quarter as the Company could not assert that it had the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involved significant management judgment that included the determination of their fair value and the assessment of whether any decline in value was other than temporary. If the decline in value was determined to be other-than-temporary, then the Company recorded a realized loss in the statements of operations and comprehensive income in the period that it was determined, and the cost basis of that investment was reduced.
     Following the Company’s review of the securities in the investment portfolio, 124 and 207 securities were considered to be other-than-temporarily impaired for the three and six months ended June 30, 2008, respectively. Consequently, the Company recorded an OTTI of $25,907 and $37,277 within “net realized investment losses” on the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2008, respectively. The declines in market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities due to the widening of credit spreads caused by the decline in the U.S. housing market. Also included in the OTTI during the three months ended June 30, 2008 was a write-down of $1,000 related to the Company’s investment in bonds issued by a commercial bank and a write down of $1,160 of the other invested asset. The Company performed an analysis of the issuers, including their liquidity, business prospects and overall financial position and concluded that an OTTI should be recognized.
5. DERIVATIVE INSTRUMENTS
     The Company uses currency forward contracts to manage currency exposure, which are the only derivative instruments used for risk management purposes. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange loss” in the unaudited condensed consolidated statements of operations and comprehensive income. The fair value of our currency forward contracts as of June 30, 2009 was a net receivable of $3,136 and was included in “other assets” in the unaudited condensed consolidated balance sheet. The fair value of our currency forward contracts as of December 31, 2008 was a net payable of $1,544 and was included in “accounts payable and accrued expenses” in the unaudited condensed consolidated balance sheet.
     During the three months ended June 30, 2009, the Company purchased to-be-announced mortgage-backed securities (“TBA MBS”). A TBA MBS is a forward contract to acquire a mortgage-backed security where the underlying pools of mortgages are not known until the actual settlement date. In accordance with FAS 133, the Company accounts for the TBA MBS as a derivative contract as it is possible at the acquisition of the TBA MBS that the Company will settle on a net basis the TBA MBS by rolling it into another TBA MBS. The fair value of the TBA MBS was $133,815 as of June 30, 2009, and the Company recognized a realized gain of $3,045 during the three months ended June 30, 2009 for the change in fair value of these securities.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:
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
     The following table shows the fair value of the Company’s financial instruments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of June 30, 2009.

			Fair value measurement using:
			Quoted prices
			in active		Significant
			markets for	Significant other	unobservable
	Carrying	Total fair	identical assets	observable inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and Government agencies	$1,514,542	$1,514,542	$718,407	$796,135	$
Non-U.S. Government and Government agencies	384,531	384,531		384,531
States, municipalities and political subdivisions	343,382	343,382		343,382
Corporate debt	2,129,275	2,129,275		2,129,275
Mortgage backed	1,918,539	1,918,539		1,918,539
Asset backed	229,875	229,875		229,875

Total fixed maturity investments	6,520,144	6,520,144
Total other invested assets, fair value	132,694	132,694	134		132,560
Total other invested assets, available for sale	4	4		4

Total investments	6,652,842	6,652,842

Senior notes	498,857	422,185		422,185
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2009.
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
     Corporate debt: Comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using spread above the London Interbank Offered Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
from broker/dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
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
     Hedge funds: Comprised of hedge funds invested in a range of diversified strategies. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate redemption. The Company considers these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. The Company used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recognized during the six months ended June 30, 2009 was $291. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the Company’s hedge funds are included in the Level 3 fair value hierarchy.
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg, which was 84.4% of their principal amount, providing an effective yield of 10.7% as of June 30, 2009. The fair value of the senior notes is included in the Level 2 fair value hierarchy.
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009.

	Fair value measurement using significant
	unobservable inputs (Level 3):
	hedge funds
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Opening balance	$120,708	$191,195	$48,573	$241,435
Total gains or losses included in earnings:
Realized (losses) gains	(824)	4,884	(2,575)	6,113
Change in fair value of hedge fund investments	5,395	621	7,962	(11,866)
Purchases or sales	7,281	(4,039)	78,600	(43,021)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$132,560	$192,661	$132,560	$192,661

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
     The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the notes prior to maturity. The Senior Notes contain certain covenants that include (i) limitation on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
limitations on mergers, amalgamations, consolidations or sale of assets. The Company was in compliance with all covenants as of June 30, 2009 and December 31, 2008.
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
     In November 2007, the Company entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2009 and December 31, 2008.
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
     At this time, the Company uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. The Company also has cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations.
     The following shows the Company’s trust accounts on deposit, as well as letter of credit facilities available, outstanding and remaining, and the collateral committed to support the letter of credit facilities as of June 30, 2009 and December 31, 2008:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	As of	As of
	June 30,	December 31,
	2009	2008
Total trust accounts on deposit	$934,304	$892,634

Total letters of credit facilities available:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letters of credit available	1,700,000	1,700,000

Total letters of credit outstanding:
Citibank Europe plc	783,328	769,853
Credit Facility	207,174	217,175

Total letters of credit outstanding	990,502	987,028

Total letters of credit remaining:
Citibank Europe plc	116,672	130,147
Credit Facility(1)	592,826	332,825

Total letters of credit remaining	709,498	462,972

Collateral committed to support the letter of credit facilities	$1,190,841	$1,312,976

(1)	Net of any borrowing or repayments under the Unsecured Facility.
8. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets for the six months ended June 30, 2009 and the year ended December 31, 2008:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2007	$—	$3,920	$—	$3,920
Additions	268,532	20,000	48,200	336,732
Amortization	—	—	(710)	(710)

Net balance at December 31, 2008	268,532	23,920	47,490	339,942
Additions	—	—	—	—
Amortization	—	—	(2,130)	(2,130)

Net balance at June 30, 2009	268,532	23,920	45,360	337,812

Gross balances	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(2,840)	(2,840)

Net balance	$268,532	$23,920	$45,360	$337,812

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
     On October 20, 2008, the Company completed the acquisition of Darwin Professional Underwriters, Inc. (“Darwin”). The fair value of the insurance licenses acquired was $8,000 at acquisition and was recorded as an intangible asset with an indefinite life. The fair value of the trademark, renewal rights, covenants-not-to-compete and the internally developed software acquired was $48,200 at acquisition and was recorded as intangible assets with finite lives. The remaining amortization of the intangible assets with finite lives for the remainder of the year ended December 31, 2009, the years ended December 31, 2010, 2011, 2012, 2013 and thereafter will be $2,097, $3,977, $3,471, $3,027, $3,027 and $29,761, respectively. The Company also recognized goodwill of $264,615 related to the acquisition. The goodwill and intangible assets acquired are included in the U.S. insurance operating segment.

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
     Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company has not recorded any interest or penalties during the three and six months ended June 30, 2009 and 2008 and has not accrued any payment of interest or penalties as of June 30, 2009.
     The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2009.
10. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of June 30, 2009 and December 31, 2008 was $10,000.
     The issued share capital consists of the following:

	June 30,	December 31,
	2009	2008
Common shares issued and fully paid, par value $0.03 per share	49,524,492	49,036,159

Share capital at end of period	$1,486	$1,471

     As of June 30, 2009, there were outstanding 40,723,759 voting common shares and 8,800,733 non-voting common shares.
b) Dividends
     In February 2009, the Company declared a quarterly dividend of $0.18 per common share payable on April 2, 2009 to shareholders of record on March 17, 2009. The total dividend paid amounted to $8,914. In May 2009, the Company declared a quarterly dividend of $0.18 per common share payable on June 11, 2009 to shareholders of record on May 26, 2009. The total dividend paid amounted to $8,914.
     In February 2008, the Company declared a quarterly dividend of $0.18 per common share payable on April 3, 2008 to shareholders of record on March 18, 2008. In May 2008, the Company declared a quarterly dividend of $0.18 per common share payable on June 12, 2008 to shareholders of record on May 27, 2008.
c) Share Warrants
     In conjunction with the private placement offering at the formation of Holdings, Holdings granted warrants to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire on November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. As of June 30, 2009, none of these founder warrants have been exercised.

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

	Six Months Ended June 30, 2009
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,358,151	$33.63
Granted	279,540	38.97
Exercised	(90,832)	28.01
Forfeited	(22,306)	42.42

Outstanding at end of period	1,524,553	$34.81

     Assumptions used in the option-pricing model for the options granted during the six months ended June 30, 2009:

	Options granted during
	the Six Months ended
	June 30, 2009
Expected term of option	4.75	years
Weighted average risk-free interest rate	2.03%
Expected volatility	42.96%
Dividend yield	1.71%
Weighted average fair value on grant date	$12.80

     During 2009, the Company determined that there is sufficient Company specific information available to determine the expected term of the option and the expected volatility. As a result, the expected term of the option is based on the historical terms of options granted since the inception of the Company and the expected volatility is based on the volatility of the fair market value of Holdings’ common shares. During the year ended December 31, 2008 and prior, the Company used the simplified method to determine the expected life, and the Company used the average of five volatility statistics from comparable companies, as well as the Company’s volatility, in order to derive the expected volatility.
     Compensation expense of $682 and $632 relating to the options has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2009 and 2008, respectively. Compensation expense of $1,307 and $1,180 relating to the options has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company recorded in “additional paid-in capital” on the unaudited condensed consolidated balance sheets amounts of $22,166 and $18,375, respectively, in connection with all options granted.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Six Months Ended June 30, 2009
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	971,707	$36.81
RSUs granted	133,575	39.01
RSUs fully vested	(144,264)	40.42
RSUs forfeited	(13,838)	38.49

Outstanding RSUs at end of period	947,180	$36.55

     Compensation expense of $2,273 and $2,276 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2009 and 2008, respectively. Compensation expense of $4,624 and $3,752 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2009 and 2008, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. As of June 30, 2009 and December 31, 2008, the Company has recorded $24,477 and $20,247, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the RSUs awarded.
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

	Six Months Ended June 30, 2009
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	1,066,319	$41.61
LTIP awards granted	278,759	39.02
Additional LTIP awards granted due to the achievement of 2006 – 2008 performance criteria	98,338	34.00
LTIP awards fully vested	(295,005)	34.00

Outstanding LTIP awards at end of period	1,148,411	$42.28

     Compensation expense of $4,642 and $4,563 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2009 and 2008, respectively. Compensation expense of $9,284 and $8,693 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2009 and 2008, respectively. The compensation expense for the LTIP is based on the fair market value of Holdings’ common shares at the time of grant. As of June 30, 2009 and December 31, 2008, the Company has recorded $43,482 and $34,206, respectively, in “additional paid-in capital” on the unaudited condensed consolidated balance sheets in connection with the LTIP awards.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
d) Cash-equivalent stock awards
     During 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and LTIP awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Holdings’ common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the unaudited condensed consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2009, the liability for the cash-equivalent stock awards was $1,345 and the expense recognized during the three and six months ended June 30, 2009 was $809 and $1,345, respectively.
     The following table shows the stock-related compensation expense relating to the stock options, RSUs, LTIP awards and cash-equivalent stock awards for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	$682	$632	$1,307	$1,180
RSUs	2,273	2,276	4,624	3,752
LTIP	4,642	4,563	9,284	8,693
Cash-equivalent stock awards	809	—	1,345	—

Total stock-related compensation expense	$8,406	$7,471	$16,560	$13,625

12. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic earnings per share
Net income	$113,670	$79,205	$245,078	$210,150
Weighted average common shares outstanding	49,523,459	48,897,931	49,386,549	48,585,015

Basic earnings per share	$2.30	$1.62	$4.96	$4.33

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Diluted earnings per share
Net income	$113,670	$79,205	$245,078	$210,150
Weighted average common shares outstanding	49,523,459	48,897,931	49,386,549	48,585,015
Share equivalents:
Warrants and options	766,954	1,125,506	774,605	1,436,960
Restricted stock units	339,002	327,128	337,130	391,518
LTIP awards	628,471	523,147	717,524	600,140

Weighted average common shares and common share equivalents outstanding — diluted	51,257,887	50,873,712	51,215,808	51,013,633

Diluted earnings per share	$2.22	$1.56	$4.79	$4.12

     For the three-month period ended June 30, 2009, 777,407 stock options and 257,485 RSUs were considered antidilutive and were therefore excluded from the calculation of diluted earnings per share. For the six-month period ended June 30, 2009, 695,234 stock options and 325,868 RSUs were considered antidilutive and were therefore excluded from the calculation of diluted earnings per share.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     For the three-month period ended June 30, 2008, 493,533 stock options were considered antidilutive and were therefore excluded from the calculation of diluted earnings per share. For the six-month period ended June 30, 2008, 28,000 stock options were considered antidilutive and were therefore excluded from the calculation of diluted earnings per share.
13. SEGMENT INFORMATION
     The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. During the first quarter of 2009, Holdings’ Chief Executive Officer (the chief operating decision maker) realigned the Company’s management reporting structure due to organizational changes and the growth of the Company’s direct specialty insurance operations in the United States, including the Company’s recent acquisition of Darwin, and an increasing emphasis on markets and customers served. As a result, management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. There were no changes to how management monitors its reinsurance underwriting operations. Accordingly, the reinsurance segment continues to be reported on its historical basis without any modifications. The Company is currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All product lines fall within these classifications.
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
     The following table provides a summary of the segment results for the three and six months ended June 30, 2009 and 2008. All segment information for the three and six months ended June 30, 2008 has been recast under the new segment format.

		International
Three Months Ended June 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$182,712	$191,985	$118,085	$492,782
Net premiums written	127,469	116,170	117,799	361,438
Net premiums earned	111,025	111,807	110,836	333,668
Other income	369	—	—	369
Net losses and loss expenses	(46,842)	(74,101)	(56,776)	(177,719)
Acquisition costs	(13,543)	(1,667)	(21,753)	(36,963)
General and administrative expenses	(31,061)	(19,914)	(11,585)	(62,560)

Underwriting income	19,948	16,125	20,722	56,795
Net investment income				76,537
Net realized investment gains				5,093
Net impairment charges recognized in earnings				(5,474)
Interest expense				(9,522)
Foreign exchange gain				1,222

Income before income taxes				$124,651

Loss and loss expense ratio	42.2%	66.3%	51.2%	53.3%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Three Months Ended June 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Acquisition cost ratio	12.2%	1.5%	19.6%	11.1%
General and administrative expense ratio	28.0%	17.8%	10.5%	18.7%

Combined ratio	82.4%	85.6%	81.3%	83.1%

		International
Three Months Ended June 30, 2008	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$65,664	$244,521	$136,599	$446,784
Net premiums written	35,644	147,980	136,626	320,250
Net premiums earned	31,681	118,087	119,108	268,876
Net losses and loss expenses	(22,980)	(81,377)	(73,727)	(178,084)
Acquisition costs	(2,632)	379	(24,012)	(26,265)
General and administrative expenses	(14,275)	(20,974)	(11,131)	(46,380)

Underwriting (loss) income	(8,206)	16,115	10,238	18,147
Net investment income				72,345
Net realized investment gains				21,514
Net impairment charges recognized in earnings				(25,907)
Interest expense				(9,513)
Foreign exchange gain				399

Income before income taxes				$76,985

Loss and loss expense ratio	72.5%	68.9%	61.9%	66.2%
Acquisition cost ratio	8.3%	(0.3)%	20.2%	9.8%
General and administrative expense ratio	45.1%	17.8%	9.3%	17.2%

Combined ratio	125.9%	86.4%	91.4%	93.2%

		International
Six Months Ended June 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$336,081	$317,904	$318,394	$972,379
Net premiums written	243,313	205,127	318,036	766,476
Net premiums earned	216,292	223,001	218,347	657,640
Other income	835	—	—	835
Net losses and loss expenses	(101,019)	(113,294)	(111,903)	(326,216)
Acquisition costs	(27,954)	(2,727)	(43,410)	(74,091)
General and administrative expenses	(59,525)	(38,733)	(22,732)	(120,990)

Underwriting income	28,629	68,247	40,302	137,178
Net investment income				154,391
Net realized investment gains				41,695
Net impairment charges recognized in earnings				(47,437)
Interest expense				(19,969)
Foreign exchange gain				387

Income before income taxes				$266,245

Loss and loss expense ratio	46.7%	50.8%	51.3%	49.6%
Acquisition cost ratio	12.9%	1.2%	19.9%	11.3%
General and administrative expense ratio	27.5%	17.4%	10.4%	18.4%

Combined ratio	87.1%	69.4%	81.6%	79.3%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Six Months Ended June 30, 2008	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$101,486	$415,821	$326,350	$843,657
Net premiums written	58,763	262,093	325,966	646,822
Net premiums earned	61,724	240,739	239,485	541,948
Net losses and loss expenses	(39,063)	(153,156)	(129,362)	(321,581)
Acquisition costs	(5,617)	(455)	(47,033)	(53,105)
General and administrative expenses	(28,843)	(40,608)	(20,200)	(89,651)

Underwriting (loss) income	(11,799)	46,520	42,890	77,611
Net investment income				149,276
Net realized investment gains				36,349
Net impairment charges recognized in earnings				(37,277)
Interest expense				(19,023)
Foreign exchange loss				(77)

Income before income taxes				$206,859

Loss and loss expense ratio	63.3%	63.6%	54.0%	59.3%
Acquisition cost ratio	9.1%	0.2%	19.6%	9.8%
General and administrative expense ratio	46.7%	16.9%	8.4%	16.5%

Combined ratio	119.1%	80.7%	82.0%	85.6%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Bermuda	$151,299	$191,022	$270,312	$454,564
United States	168,220	79,238	412,793	102,358
Europe	41,462	49,990	82,914	89,900
Hong Kong	457	—	457	—

Total net premiums written	$361,438	$320,250	$766,476	$646,822

     The decrease in net premiums written for the Bermuda operations was due to the continued non-renewal of business that did not meet the Company’s underwriting requirements and due to the fact that certain treaties that were previously written in Bermuda during the six months ended June 30, 2008 were renewed by one of the Company’s U.S. companies or by the Company’s Swiss reinsurance operations during the six months ended June 30, 2009. The increase in net premiums written in the United States was primarily driven by the inclusion of Darwin for the six months ended June 30, 2009 following the acquisition in October 2008, as well as the renewal of certain treaties previously written in Bermuda.
14. SUBSEQUENT EVENTS
     Through August 7, 2009, the date of financial statement issuance, one nonrecognized subsequent event was identified. On August 6, 2009, the Company declared a quarterly dividend of $0.18 per common share, payable on September 10, 2009 to shareholders of record on August 25, 2009.

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
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries or branches based in Bermuda, the United States, Europe and Hong Kong. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of June 30, 2009, we had $9.6 billion of total assets, $2.7 billion of shareholders’ equity and $3.2 billion of total capital, which includes shareholders’ equity and senior notes.
     Our results of operations were positively impacted by the inclusion of Darwin Professional Underwriters, Inc. (“Darwin”) for the three and six months ended June 30, 2009. We completed our acquisition of Darwin in October 2008 and as such our results of operations for the three and six months ended June 30, 2008 did not include Darwin. Our consolidated gross premiums written increased $46.0 million, or 10.3%, to $492.8 million for the three months ended June 30, 2009 compared to $446.8 million for the three months ended June 30, 2008. Our consolidated gross premiums written increased $128.7 million, or 15.3%, to $972.4 million for the six months ended June 30, 2009 compared to $843.7 million for the six months ended June 30, 2008. Our net income for the three and six months ended June 30, 2009 was $113.7 million and $245.1 million, respectively. Our net income for the three and six months ended June 30, 2008 was $79.2 million and $210.2 million, respectively.
Recent Developments
Change to Segment Reporting
     During the first quarter of 2009, our Chief Executive Officer (our chief operating decision maker) realigned the Company’s management reporting structure due to organizational changes and the growth of our direct specialty insurance operations in the United States, including our recent acquisition of Darwin, and an increasing emphasis on markets and customers served. As a result, management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. There were no changes to how management monitors its reinsurance underwriting operations. Accordingly, the reinsurance segment continues to be reported on its historical basis without any modifications. We are currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All product lines fall within these classifications.
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
     The discussion of our results of operations comparing the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008 are based on the new segments. All segment information for the three and six months ended June 30, 2008 has been recast using the new segments.
Relevant Factors
Revenues
     We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income.
     Due to changes in the recognition and presentation of other than temporary impairments of our available for sale debt securities based on guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009, other-than-temporary impairment charges (“OTTI”), which were previously included in “net realized investment gains or losses”, will be presented separately in the consolidated statements of operations and comprehensive income (the “income statement”) as “net impairment charges recognized in earnings”. See “—Critical Accounting Policies—Other Than Temporary Impairments of Investments” for further discussion of the recognition and presentation of OTTI.
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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and other-than-temporary-impairment of investments. For a detailed discussion of our critical accounting policies please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report except as discussed below related to other-than-temporary impairment of investments.
Other-Than-Temporary Impairment of Investments
     During the three months ended June 30, 2009, we adopted Financial Accounting Standard Board (“FASB”) Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to remove the requirement that we must have the intent and ability to hold a debt security until its anticipated recovery. Under the revised guidance, we are required to recognize an OTTI in the income statement if we intend to sell the debt security or if it is more likely than not we will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new FSP FAS 115-2 requires the recognition of an OTTI if the present value of the expected cash flows of a debt security is less than the amortized cost basis of the debt security (“credit loss”).
     For securities that are within the scope of FSP FAS 115-2, we have applied the following policy to determine if an OTTI exists at each reporting period:
•	Our debt securities are managed by external investment portfolio managers and as such we require them to provide us with a list of debt securities they intend to sell at the end of the reporting period. Any impairments in these securities are recognized as an OTTI, with the difference between the amortized cost and fair value recognized in the income statement.

•	At each reporting period we determine if it is more likely than not we will be required to sell a debt security before the recovery of its amortized cost basis. We analyze our current and future contractual and non-contractual obligations relative to our expectation of future cash flows to determine if we will need to sell debt securities to fund our obligations. We consider factors such as trends in underwriting profitability, cash flows from operations, return on our invested assets, property catastrophe losses, timing of payments and other specific contractual obligations that are coming due.

•	For debt securities that are in an unrealized loss position that we do not intend to sell, we assess whether a credit loss exists. The amount of the credit loss is recognized in the income statement. The assessment involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value and (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position. We also look to additional factors depending on the type of security identified below:
•	Corporate bonds: The credit rating of the issuer as well as information from our investment portfolio managers and rating agencies. Based on all reasonably available information, we determine if a credit loss exists.

•	Mortgage backed and asset backed securities: We utilize an independent third party service to identify mortgage backed or asset backed securities where possible principal and/or interest will not be paid. The independent third party service provides cash flow projections using default rate, delinquency rate and prepayment assumptions under different scenarios. We review the information received from the independent third party and we determine the present value of future cash flows.

     Based on our review of the debt securities, for the three months ended June 30, 2009 we recognized a total of $16.2 million in OTTI, of which, $10.7 million was recognized in accumulated other comprehensive income in the consolidated balance sheets and $5.5 million was recognized in the income statement. For the six months ended June 30, 2009, we recognized a total of $58.2 million in OTTI, of which, $10.8 million was recognized in accumulated other comprehensive income in the consolidated balance sheet and $47.4 million was recognized in the income statement.
     The $5.5 million of OTTI recognized in the income statement was all due to credit related losses where the anticipated discounted cash flows were lower than the amortized cost. The $5.5 million OTTI recognized consisted of $4.5 million related to mortgage-backed securities and $1.0 million related to a corporate bond. We did not have securities with an unrealized loss as of June 30, 2009 that we intended to sell or that we were required to sell.
     Prior to the adoption of FSP FAS 115-2, we reviewed the carrying value of our investments to determine if a decline in value is considered to be other than temporary. This review involved consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, our investment portfolio managers had the discretion to sell those investments at any time. As such, we recognized an OTTI for those securities in an unrealized loss position each quarter as we could not assert that we had the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involves significant management judgment that included the determination of their fair value and the assessment of whether any decline in value was other than temporary. If the decline in value was determined to be other than temporary, then we recorded a realized loss in the statements of operations and comprehensive income in the period that it was determined, and the cost basis of that investment was reduced.
     For the three months ended March 31, 2009, 82 securities were considered to be other-than-temporarily impaired. Consequently, the Company recorded an OTTI of $41.9 million within “net impairment charges recognized in earnings” on the income statement for the three months ended March 31, 2009. An OTTI was recognized for those securities in an unrealized loss position that our investment advisers had the discretion to sell.
     For the three and six months ended June 30, 2008, respectively, 124 and 207 securities were considered to be other-than-temporarily impaired. Consequently, we recorded an OTTI of $25.9 million and $37.3 million within “net impairment charges recognized in earnings” on the income statement for the three and six months ended June 30, 2008, respectively. The declines in market value of these securities were primarily due to the widening of credit spreads caused by the decline in the U.S. housing market. Also included in the OTTI during the three months ended June 30, 2008 was a write-down of $1.0 million related to the Company’s investment in bonds issued by a commercial bank and a write down of $1.2 million of the other invested asset. The Company performed an analysis of the issuers, including their liquidity, business prospects and overall financial position and concluded that an OTTI should be recognized.
     In accordance with FSP FAS 115-2, we were required to recognize a cumulative effect adjustment to retained earnings for all debt securities for which we had previously recognized an OTTI that we did not intend to sell and for which it was more likely than not we would not be required to sell. The cumulative effect adjustment was based on those fixed maturity securities that we still held at April 1, 2009. The amount of the cumulative effect adjustment was determined by comparing the present value of the expected cash flows of each security with the amortized cost basis of the security as of April 1, 2009. The discount rate used to calculate the present value of the cash flows of securities that have fixed interest and principal payments was the rate in effect at the acquisition date. The discount rate used to calculate the present value of the cash flows of securities that have variable interest and principal payments was the rate in effect immediately prior to recognizing OTTI. The cumulative effect adjustment will have the effect of re-establishing unrealized losses that are not considered credit related losses that were previously recognized in the income statement as other-than-temporary charges. We recognized a cumulative effect adjustment of $136.8 million, net of applicable deferred income taxes of $1.7 million as an increase to retained earnings and a reduction to accumulated other comprehensive income in the balance sheet.
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in millions)
Gross premiums written	$492.8	$446.8	$972.4	$843.7

Net premiums written	$361.4	$320.3	$766.5	$646.8

Net premiums earned	333.7	268.9	657.6	541.9
Net investment income	76.5	72.4	154.4	149.3
Net realized investment gains	5.1	21.5	41.7	36.4
Net impairment charges recognized in earnings	(5.5)	(25.9)	(47.4)	(37.3)
Other income	0.4	—	0.8	—

	$410.2	$336.9	$807.1	$690.3

Net losses and loss expenses	$177.7	$178.1	$326.2	$321.6
Acquisition costs	37.0	26.3	74.1	53.1
General and administrative expenses	62.6	46.4	121.0	89.6
Interest expense	9.5	9.5	20.0	19.0
Foreign exchange (gain) loss	(1.2)	(0.4)	(0.4)	0.1

	$285.6	$259.9	$540.9	$483.4

Income before income taxes	$124.6	$77.0	$266.2	$206.9
Income tax expense (recovery)	10.9	(2.2)	21.1	(3.3)

Net income	$113.7	$79.2	$245.1	$210.2

Ratios
Loss and loss expense ratio	53.3%	66.2%	49.6%	59.3%
Acquisition cost ratio	11.1	9.8	11.3	9.8
General and administrative expense ratio	18.7	17.2	18.4	16.5
Expense ratio	29.8	27.0	29.7	26.3
Combined ratio	83.1	93.2	79.3	85.6
Comparison of Three Months Ended June 30, 2009 and 2008
Premiums
     Gross premiums written increased by $46.0 million, or 10.3%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $117.0 million, or 178.1%. The increase in gross premiums written was due to the inclusion of gross premiums written of $63.1 million from Darwin for the three months ended June 30, 2009 and higher gross premiums written by our other U.S. offices. There were no gross premiums written by Darwin for the three months ended June 30, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $53.9 million, or 82.1%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of June 30, 2009 compared to June 30, 2008.

•	Gross premiums written in our international insurance segment decreased by $52.5 million, or 21.5%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. This was most noticeable in our general property and energy lines of business where gross premiums written decreased by $19.3 million and $14.4 million, respectively, during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Also causing lower gross premiums written was a reduction of $16.0 million in professional liability business written related to the financial services industry where rates were not sufficient for the risks given the ongoing market turmoil within that industry.

•	Gross premiums written in our reinsurance segment decreased by $18.5 million, or 13.5%. The decrease in gross premiums written was due to the non-renewal of certain contracts that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions) and the timing of the renewal of one treaty, partially offset by higher net upward adjustments on estimated premiums and new business written. One of our professional liability reinsurance treaties that was previously written in the second quarter of 2008 for $18.5 million had an extension and was renewed in the third quarter of 2009 for $16.5 million causing lower gross premiums written during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Adjustments on estimated premiums were higher by $7.4 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. We recognized net upward adjustments of $1.5 million during the three months ended June 30, 2009 compared to net downward adjustments of $5.9 million during the three months ended June 30, 2008.
     The table below illustrates our gross premiums written by geographic location for the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
United States	$223.5	$109.3	$114.2	104.5%
Bermuda	207.9	258.9	(51.0)	(19.7)
Europe	60.9	78.6	(17.7)	(22.5)
Hong Kong	0.5	—	0.5	n/a *

	$492.8	$446.8	$46.0	10.3%

*	n/a: not applicable
     Net premiums written increased by $41.1 million, or 12.8%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in net premiums written was in-line with the increase in gross premiums written and was primarily driven by the inclusion of Darwin for the three months ended June 30, 2009. The increase in net premiums written from the acquisition of Darwin also included a $4.0 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 26.7% of gross premiums written for the three months ended June 30, 2009 compared to 28.3% for the same period in 2008. The decrease in the ceded premium percentage was primarily due to the adjustment for variable-rated reinsurance contracts of Darwin that have swing-rated provisions and an overall decrease in the cost of our property catastrophe reinsurance treaty. We renewed our property catastrophe reinsurance treaty from May 1, 2009 to April 30, 2010, which resulted in premiums ceded of $28.7 million. The cost of the property catastrophe reinsurance treaty was higher than the expiring treaty by $2.6 million, but that was offset by approximately $5.2 million of return premiums on our property catastrophe reinsurance treaty from May 1, 2008 to April 30, 2009.
     Net premiums earned increased by $64.8 million, or 24.1%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to the inclusion of $58.9 million of earned premium from Darwin for the three months ended June 30, 2009, including the $4.0 million adjustment for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which were fully earned, and the $5.2 million of return premiums on our property catastrophe reinsurance from May 1, 2008 to April 30, 2009 that was fully earned.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended June 30,
	2009	2008	2009	2008
U.S. insurance	37.0%	14.7%	33.3%	11.8%
International insurance	39.0	54.7	33.5	43.9
Reinsurance	24.0	30.6	33.2	44.3

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income increased by $4.1 million, or 5.7%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase was primarily the result of a larger fixed-maturity portfolio as of June 30, 2009 compared to June 30, 2008 due to the acquisition of Darwin and positive operating cash flows, partially offset by slightly lower yields on our fixed-maturity portfolio. The annualized period book yield of the investment portfolio for the three months ended June 30, 2009 and 2008 was 4.4% and 4.5%, respectively. Investment management fees of $1.6 million and $1.4 million were incurred during the three months ended June 30, 2009 and 2008, respectively. The increase in investment management fees was due to an increase in the size of our investment portfolio, the addition of our chief investment officer and an increase in the number of investment managers during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
     As of June 30, 2009, approximately 99% of our fixed income investments consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA+ as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 3.0 years as of June 30, 2009. We decreased the duration of the investment portfolio from 3.4 years as of December 31, 2008 to 3.0 years as of June 30, 2009. This was accomplished predominantly in the first quarter of 2009 by selling both nominal and inflation protected U.S. Treasury securities in the longer portion of the yield curve (ten years and longer) in order to take advantage of the recent price increases in inflation protected securities and to protect the portfolio against a further steepening of the yield curve given potential supply/demand imbalances as the U.S. Treasury increases issuances of Treasury securities during 2009 and beyond.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the three months ended June 30, 2009, we recognized $5.1 million in net realized investment gains compared to net realized investment gains of $21.5 million during the three months ended June 30, 2008. During the three months ended June 30, 2009, we recognized $5.5 million in net impairment charges recognized in earnings compared to $25.9 million during the three months ended June 30, 2008. Net realized investment gains of $5.1 million for the three months ended June 30, 2009 were comprised of the following:
•	Net realized investment gains of $7.5 million primarily related to the mark-to-market adjustments for our hedge fund investments and debt securities that are carried at fair value. During the three months ended June 30, 2009 we elected the fair value option under FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) for certain debt securities that were newly acquired during the period. As a result, changes in fair value for these debt securities are recognized in the income statement. We expect to continue to elect the fair value option under FAS 159 for certain newly acquired securities. Also during the three months ended June 30, 2009, we held several to-be-announced mortgage-backed securities (“TBA MBS’s”) that we account for as derivatives under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and as such any change in fair value of TBA MBS’s is recognized in the income statement. For further details on the TBA MBS’s, please refer to Note 5 in the notes to the unaudited condensed consolidated financial statements.

Mark-to-Market Adjustments
for the Three Months Ended
June 30, 2009
($ in millions)
Mark-to-market adjustments: hedge funds	$7.9
Mark-to-market adjustments: debt securities under FAS 159	(3.5)
Mark-to-market adjustments: debt securities under FAS 133	3.1

Total mark-to-market adjustments	$7.5

•	Net realized investment losses of $2.4 million from the sale of securities. The net realized investment losses primarily consisted of a realized loss of $21.9 million related to the sale of our global high-yield bond fund partially offset by realized gains of $19.1 million from the sale of debt securities and hedge funds and $0.4 million from the sale of equity securities.
     During the three months ended June 30, 2009, we had $5.5 million of net impairment charges recognized in earnings due to credit related losses where the anticipated discounted cash flows of various debt securities were lower than the amortized cost. The $5.5 million of net impairment charges recognized in earnings consisted of $4.5 million related to mortgage-backed securities and $1.0 million related to a corporate bond.
     Net realized investment gains of $21.5 million for the three months ended June 30, 2008 were comprised of the following:
•	Net realized investment gains of $20.9 million from the sale of securities. We sold a number of securities during the three months ended June 30, 2008 to fund the increased capitalization of our direct U.S. operations and our European operations, which were reinvested.

•	Net realized investment gains of $0.6 million related to the mark-to-market of our hedge fund investments.
     During the three months ended June 30, 2008, we recognized an OTTI of $25.9 million related to declines in the market value of securities in our available for sale portfolio. The declines in market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities due to the widening of credit spreads caused by the decline in the U.S. housing market during the period. At the time, all of the residential and commercial mortgage-backed securities written down were AAA- rated securities by Standard & Poors. An OTTI was recognized due to our investment advisers having the discretion to sell these securities.
  Other Income
     The other income of $0.4 million for the three months ended June 30, 2009 represents fee income from the program administrator and wholesale brokerage operation we acquired as a part of our acquisition of Darwin.
  Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $0.4 million, or 0.2%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in net losses and loss expenses was due to less current year loss activity compared to the three months ended June 30, 2008, partially offset by lower net favorable prior year reserve development and the inclusion of Darwin for the three months ended June 30, 2009. During the three months ended June 30, 2008, we experienced higher than expected loss activity, which included net losses and loss expenses incurred from the floods in the U.S. Midwest of $11.0 million and a gas pipeline explosion in Australia of $30.0 million.
     We recorded net favorable reserve development related to prior years of approximately $36.7 million and $39.8 million during the three months ended June 30, 2009 and 2008, respectively. The following table shows the net favorable reserve development of $36.7 million by loss year for each of our segments for the three months ended June 30, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(2.8)	$(7.9)	$(6.6)	$(3.3)	$0.3	$(0.4)	$0.1	$(20.6)
International insurance	(0.4)	(3.1)	(14.7)	(20.6)	23.6	4.7	3.7	(6.8)
Reinsurance	(0.4)	(5.3)	(1.3)	(0.6)	(0.2)	(1.5)	—	(9.3)

Total	$(3.6)	$(16.3)	$(22.6)	$(24.5)	$23.7	$2.8	$3.8	$(36.7)

     The net unfavorable reserve development of $23.6 million in our international insurance segment for the 2006 loss year was due to higher than expected reported general casualty losses for the 2006 loss year, primarily related to one full limit loss in the life sciences sector.
     The following table shows the net favorable reserve development of $39.8 million by loss year for each of our segments for the three months ended June 30, 2008. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2008
	2002	2003	2004	2005	2006	2007	Total
	($ in millions)
U.S. insurance	$(1.3)	$—	$(0.8)	$—	$—	$—	$(2.1)
International insurance	(3.7)	(16.8)	(14.7)	(0.5)	—	—	(35.7)
Reinsurance	—	—	—	—	—	(2.0)	(2.0)

Total	$(5.0)	$(16.8)	$(15.5)	$(0.5)	$—	$(2.0)	$(39.8)

     The loss and loss expense ratio for the three months ended June 30, 2009 was 53.3%, compared to 66.2% for the three months ended June 30, 2008. Net favorable reserve development recognized in the three months ended June 30, 2009 reduced the loss and loss expense ratio by 11.0 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 64.3%. Net favorable reserve development recognized in the three months ended June 30, 2008 reduced the loss and loss expense ratio by 14.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 81.0%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity and fewer incidences of large individual property losses compared to those incurred during the three months ended June 30, 2008.

     We continue to review the impact of the subprime and credit market crisis on professional liability insurance policies and reinsurance contracts we write. We have high attachment points on many of our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. An “attachment point” is the loss point at which an insurance policy or reinsurance contract becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers. Based on claims information received to date and our analysis, the average attachment point for our professional liability insurance policies with potential subprime and credit related exposure is approximately $156 million with an average limit of $12 million (gross of reinsurance). The “limit” is the maximum aggregate amount we will insure or reinsure for a specified risk or portfolio of risks. Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. For our professional liability reinsurance contracts with subprime and credit related exposure that have been reported to us, the average attachment point is approximately $56 million with an average limit of approximately $1.9 million. We do not purchase retrocession coverage on our professional liability reinsurance contracts. At this time, we believe, based on the claims information received to date, that our provision for losses remains adequate. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly. As of June 30, 2009, we have established case reserves for subprime and credit related exposures of $33.1 million for professional liability insurance policies and $64.5 million for professional liability reinsurance contracts.
     The following table shows the components of the decrease in net losses and loss expenses of $0.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

	Three Months
	Ended
	June 30,		Dollar
	2009	2008	Change
	($ in millions)
Net losses paid	$104.0	$82.9	$21.1
Net change in reported case reserves	55.9	35.4	20.5
Net change in IBNR	17.8	59.8	(42.0)

Net losses and loss expenses	$177.7	$178.1	$(0.4)

     The increase in net losses paid for the three months ended June 30, 2009 was primarily due to the inclusion of Darwin and paid losses on the 2008 catastrophes. The increase in reported case reserves was primarily due to increased case reserves in our U.S. insurance and international insurance segments due to case reserves established on our casualty lines of business. The decrease in IBNR was due to lower IBNR in each of our operating segments primarily due to the increase in case reserves and net favorable reserve development in each of our operating segments.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, April 1	$3,722.7	$3,289.5
Incurred related to:
Current period non-catastrophe	214.4	176.9
Current period property catastrophe	—	41.0
Prior period non-catastrophe	(38.5)	(39.8)
Prior period property catastrophe	1.8	—

Total incurred	$177.7	$178.1
Paid related to:
Current period non-catastrophe	3.8	7.4
Current period property catastrophe	—	—
Prior period non-catastrophe	83.3	62.9
Prior period property catastrophe	16.9	12.6

Total paid	$104.0	$82.9
Foreign exchange revaluation	7.6	0.9

Net reserve for losses and loss expenses, June 30	3,804.0	3,385.6
Losses and loss expenses recoverable	909.7	778.6

Reserve for losses and loss expenses, June 30	$4,713.7	$4,164.2

  Acquisition Costs
     Acquisition costs increased by $10.7 million, or 40.7%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in acquisition costs was due to higher acquisition costs in our U.S. insurance segment primarily due to the inclusion of Darwin for the three months ended June 30, 2009. Acquisition costs as a percentage of net premiums earned were 11.1% for the three months ended June 30, 2009 compared to 9.8% for the same period in 2008. The increase was due to increased commissions charged by brokers for certain lines of business and the increase in gross premiums written in our U.S. insurance segment, which carry a higher acquisition cost ratio. Typically, middle-market business, which is the focus of the U.S. insurance segment, tends to have higher acquisition costs due to a significant number of competitors for that type of business.
  General and Administrative Expenses
     General and administrative expenses increased by $16.2 million, or 34.9%, for the three months ended June 30, 2009 compared to the same period in 2008. The increase in general and administrative expenses was primarily due to an overall increase in headcount, including the addition of Darwin employees. Our overall staff count increased to 614 as of June 30, 2009 from 335 as of June 30, 2008, primarily driven by the Darwin acquisition. As a result of the increased staff count, salary and employee welfare costs increased by $14.5 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in salary and employee welfare costs included an expense for the Darwin Long Term Incentive Plan (“Darwin LTIP”) of $2.0 million that we assumed as part of the Darwin acquisition and increased stock-related compensation of $0.9 million. The amount incurred for the Darwin LTIP is a function of pre-acquisition underwriting profitability, including any subsequent loss reserve development.
     Our general and administrative expense ratio was 18.7% for the three months ended June 30, 2009, which was higher than the 17.2% for the three months ended June 30, 2008. The increase was primarily due to the factors discussed above.
     Our expense ratio was 29.8% for the three months ended June 30, 2009 compared to 27.0% for the three months ended June 30, 2008 due to an increase in both acquisition cost ratio and general and administrative expense ratio.
  Interest Expense
     Interest expense was $9.5 million for both the three months ended June 30, 2009 and June 30, 2008. Interest expense incurred during the three months ended June 30, 2009 represented the quarterly interest expense on the senior notes.

  Net Income
     Net income for the three months ended June 30, 2009 was $113.7 million compared to net income of $79.2 million for the three months ended June 30, 2008. The increase was primarily the result of higher net premiums earned and lower storm activity and fewer incidences of large individual property losses, partially offset by increased general and administrative expenses and higher income tax expense. Net income for the three months ended June 30, 2009 included a net foreign exchange gain of $1.2 million and an income tax expense $10.9 million. Net income for the three months ended June 30, 2008 included a net foreign exchange gain of $0.4 million and an income tax recovery of $2.2 million. The increase in income tax expense in the current period is primarily due to taxable income in our U.S. offices driven by the profitability of Darwin.
Comparison of Six Months Ended June 30, 2009 and 2008
Premiums
     Gross premiums written increased by $128.7 million, or 15.3%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The balance of the overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $234.6 million, or 231.1%. The increase in gross premiums written was due to the inclusion of gross premiums written of $145.9 million from Darwin for the six months ended June 30, 2009 and higher gross premiums written by our other U.S. offices. There were no gross premiums written by Darwin for the six months ended June 30, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $88.7 million, or 87.3%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of June 30, 2009 compared to June 30, 2008.

•	Gross premiums written in our international insurance segment decreased by $97.9 million, or 23.5%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. This was most noticeable in our general property and energy lines of business where gross premiums written decreased by $40.7 million and $27.9 million, respectively, during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Also causing lower gross premiums written was a reduction of $18.5 million in professional liability business written related to the financial services industry where rates were not sufficient for the risks given the ongoing market turmoil within that industry.

•	Gross premiums written in our reinsurance segment decreased by $8.0 million, or 2.5%. The decrease in gross premiums written was due to the non-renewal of certain contracts that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions) and the timing of the renewal of one treaty partially offset by higher net upward adjustments on estimated premiums and new business written. One of our professional liability reinsurance treaties that was previously written in the second quarter of 2008 for $18.5 million, had an extension and was written in the third quarter of 2009 for $16.0 million causing lower gross premiums written during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Adjustments on estimated premiums were higher by $10.4 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We recognized net upward adjustments of $2.4 million during the six months ended June 30, 2009 compared to net downward adjustments of $8.0 million during the six months ended June 30, 2008.
     The table below illustrates our gross premiums written by geographic location for the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
United States	$505.5	$145.1	$360.4	248.4%
Bermuda	352.8	556.1	(203.3)	(36.6)
Europe	113.6	142.5	(28.9)	(20.3)
Hong Kong	0.5	—	0.5	n/a

	$972.4	$843.7	$128.7	15.3%

     The decrease in gross premiums written for our Bermuda operations, in addition to the continued trend of the non-renewal of business that did not meet our underwriting requirements, was due to the fact that certain reinsurance contracts that were previously written in Bermuda during the six months ended June 30, 2008 were renewed by one of our U.S. companies or by our Swiss reinsurance operations during the six months ended June 30, 2009. Our U.S. reinsurance company commenced operations in April 2008 and renewed contracts previously written in Bermuda of $104.7 million during the six months ended June 30, 2009. Our Swiss reinsurance operations commenced business in October 2008 and renewed contracts previously written in Bermuda of $12.7 million during the six months ended June 30, 2009. The decrease in gross premiums written for our European operations was primarily due to the reduction in general property gross premiums due to the non-renewal of business that did not meet our underwriting requirements. The increase in gross premiums written for our U.S. operations was primarily due to the inclusion of Darwin, higher gross premiums written by our other U.S. offices and the renewal of contracts by our U.S. reinsurance company previously written in Bermuda, as described above.
     Net premiums written increased by $119.7 million, or 18.5%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The percentage increase in net premiums written was slightly higher than with the percentage increase in gross premiums written primarily driven by the inclusion of Darwin for the six months ended June 30, 2009 and lower percentage of premiums ceded. The increase in net premiums written from the acquisition of Darwin also included a $10.1 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 21.2% of gross premiums written for the six months ended June 30, 2009 compared to 23.3% for the same period in 2008. The decrease in the ceded premium percentage was primarily due to the adjustment for variable-rated reinsurance contracts of Darwin that have swing-rated provisions.
     Net premiums earned increased by $115.7 million, or 21.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the inclusion of $120.0 million of earned premium from Darwin for the six months ended June 30, 2009, including the $10.1 million adjustment for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which were fully earned, and the $5.2 million of return premiums on our property catastrophe reinsurance from May 1, 2008 to April 30, 2009 that was fully earned.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Six Months Ended June 30,
	2009	2008	2009	2008
U.S. insurance	34.6%	12.0%	32.9%	11.4%
International insurance	32.7	49.3	33.9	44.4
Reinsurance	32.7	38.7	33.2	44.2

Total	100.0%	100.0%	100.0%	100.0%

  Net Investment Income
     Net investment income increased by $5.1 million, or 3.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily the result of a larger fixed-maturity portfolio as of June 30, 2009 compared to June 30, 2008 due to the inclusion of Darwin and positive operating cash flows, partially offset by lower yields on our fixed-maturity portfolio and lower dividends received on our global high-yield bond fund. During the year ended December 31, 2008, we received two dividends from the global high-yield bond fund in January 2008 and December 2008. We received no dividend from the global high-yield bond fund during the six months ended June 30, 2009. The annualized period book yield of the investment portfolio for the six months ended June 30, 2009 and 2008 was 4.4% and 4.7%, respectively. Investment management fees of $3.9 million and $3.0 million were incurred during the six months ended June 30, 2009 and 2008, respectively. The increase in investment management fees was due to an increase in the size of our investment portfolio, the addition of our chief investment officer and an increase in the number of investment managers during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
     As of June 30, 2009, approximately 99% of our fixed income investments consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA+ as rated by Standard & Poor’s and Aa1 as rated by Moody’s Investors Service, with an average duration of approximately 3.0 years as of June 30, 2009 and 3.4 years as of December 31, 2008.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the six months ended June 30, 2009, we recognized $41.7 million in net realized investment gains compared to net realized investment gains of $36.4 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, we recognized $47.4 million in net impairment charges recognized in earnings compared to $37.3 million during the six months ended June 30, 2008. Net realized investment gains of $41.7 million for the six months ended June 30, 2009 were comprised of the following:
•	Net realized investment gains of $7.4 million primarily related to the mark-to-market adjustments for our hedge fund investments and debt securities that are carried at fair value. During the three months ended June 30, 2009 we elected the fair value option under FAS 159 for certain debt securities that were newly acquired during the period. Also during the three months ended June 30, 2009, we held several TBA MBS’s that we account for as derivatives under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and as such any change in fair value of TBA MBS is recognized in the income statement.

Mark-to-Market Adjustments
for the Six Months ended
June 30, 2009
($ in millions)
Mark-to-market adjustments: hedge funds	$7.9
Mark-to-market adjustments: debt securities under FAS 159	(3.5)
Mark-to-market adjustments: debt securities under FAS 133	3.0

Total mark-to-market adjustments	$7.4

•	Net realized investment gains of $34.3 million from the sale of securities. The net realized investment gains primarily consisted of realized gains of $56.6 million from the sale of debt securities and hedge funds partially offset by a realized loss of $21.9 million related to the sale of our global high-yield bond fund. In addition, we sold approximately $18 million of equity securities that we acquired as part of the acquisition of Darwin. We recognized a realized loss of $0.4 million from that sale.
     During the six months ended June 30, 2009, we had $47.4 million of net impairment charges recognized in earnings, $5.5 million due to credit related losses where the anticipated discounted cash flows of the various debt securities were lower than the amortized cost, and $41.9 million of net impairment charges, prior to the adoption of FSP FAS 115-2, for those securities in an unrealized loss position where our investment managers had the discretion to sell.
     Net realized investment gains of $36.4 million for the six months ended June 30, 2008 were comprised of the following:
•	Net realized investment gains of $48.3 million from the sale of securities. We sold a number of securities during the six months ended June 30, 2008 to capitalize the initial operations of our U.S. reinsurance platform and to fund the increased capitalization of our direct U.S. operations and our European operations, which were reinvested.

•	Net realized investment losses of $11.9 million related to the mark-to-market of our hedge fund investments.
     During the six months ended June 30, 2009, we recognized an OTTI of $37.3 million related to declines in the market value of securities in our available for sale portfolio. The declines in market value of these securities were primarily due to the widening of credit spreads caused by the decline in the U.S. housing market during the period. An OTTI was recognized for those securities in an unrealized loss position due to our investment managers having the discretion to sell these securities.

  Other Income
     The other income of $0.8 million for the six months ended June 30, 2009 represents fee income from the program administrator and wholesale brokerage operation we acquired as a part of our acquisition of Darwin.
  Net Losses and Loss Expenses
     Net losses and loss expenses increased by $4.6 million, or 1.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in net losses and loss expenses was due to the inclusion of Darwin for the six months ended June 30, 2009, partially offset by higher net favorable prior year reserve development and lower storm activity and fewer incidences of large individual property losses compared to those incurred during the six months ended June 30, 2008.
     We recorded net favorable reserve development related to prior years of approximately $96.8 million and $92.9 million during the six months ended June 30, 2009 and 2008, respectively. The following table shows the net favorable reserve development of $96.8 million by loss year for each of our segments for the six months ended June 30, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(4.0)	$(13.6)	$(17.5)	$(8.5)	$7.4	$4.2	$3.9	$(28.1)
International insurance	(5.5)	(19.1)	(38.3)	(21.8)	21.8	(5.1)	20.6	(47.4)
Reinsurance	(0.4)	(9.1)	(6.1)	1.4	(0.3)	(4.6)	(2.2)	(21.3)

Total	$(9.9)	$(41.8)	$(61.9)	$(28.9)	$28.9	$(5.5)	$22.3	$(96.8)

     The following table shows the net favorable reserve development of $92.9 million by loss year for each of our segments for the six months ended June 30, 2008. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months ended June 30, 2008
	2002	2003	2004	2005	2006	2007	Total
	($ in millions)
U.S. insurance	$(2.2)	$(3.1)	$(0.8)	$1.8	$(1.5)	$(1.2)	$(7.0)
International insurance	(4.5)	(21.8)	(17.6)	(13.4)	(0.1)	(3.7)	(61.1)
Reinsurance	—	—	—	(22.8)	—	(2.0)	(24.8)

Total	$(6.7)	$(24.9)	$(18.4)	$(34.4)	$(1.6)	$(6.9)	$(92.9)

     The loss and loss expense ratio for the six months ended June 30, 2009 was 49.6%, compared to 59.3% for the six months ended June 30, 2008. Net favorable reserve development recognized in the six months ended June 30, 2009 reduced the loss and loss expense ratio by 14.7 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 64.3%. Net favorable reserve development recognized in the six months ended June 30, 2008 reduced the loss and loss expense ratio by 17.1 percentage points. Thus, the loss and loss expense ratio related to that loss year was 76.4%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity and fewer incidences of large individual property losses compared to those incurred during the six months ended June 30, 2008.
     The following table shows the components of the increase in net losses and loss expenses of $4.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	Six Months
	Ended
	June 30,		Dollar
	2009	2008	Change
	($ in millions)
Net losses paid	$215.1	$175.5	$39.6
Net change in reported case reserves	45.0	36.8	8.2
Net change in IBNR	66.1	109.3	(43.2)

Net losses and loss expenses	$326.2	$321.6	$4.6

     Net losses paid increased for the six months ended June 30, 2009 primarily due to the inclusion of Darwin and paid losses on the 2008 catastrophes. The increase in reported case reserves was primarily due to increased case reserves in our U.S. insurance segment due to case reserves established on our casualty lines of business. The decrease in IBNR was due to lower IBNR in each of our operating segments primarily due to the increase in case reserves and net favorable reserve development.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,688.5	$3,237.0
Incurred related to:
Current period non-catastrophe	423.0	373.5
Current period property catastrophe	—	41.0
Prior period non-catastrophe	(98.5)	(59.7)
Prior period property catastrophe	1.7	(33.2)

Total incurred	$326.2	$321.6
Paid related to:
Current period non-catastrophe	4.9	10.2
Current period property catastrophe	—	—
Prior period non-catastrophe	172.8	139.0
Prior period property catastrophe	37.4	26.3

Total paid	$215.1	$175.5
Foreign exchange revaluation	4.4	2.5

Net reserve for losses and loss expenses, June 30	3,804.0	3,385.6
Losses and loss expenses recoverable	909.7	778.6

Reserve for losses and loss expenses, June 30	$4,713.7	$4,164.2

  Acquisition Costs
     Acquisition costs increased by $21.0 million, or 39.5%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in acquisition costs was due to higher acquisition costs in our U.S. insurance segment primarily due to the inclusion of Darwin for the six months ended June 30, 2009. Acquisition costs as a percentage of net premiums earned were 11.3% for the six months ended June 30, 2009 compared to 9.8% for the same period in 2008. The increase was due to increased commissions charged by brokers for certain lines of business and the increase in gross premiums written in our U.S. insurance segment, which carry a higher acquisition cost ratio. Typically, middle-market business, which is the focus of the U.S. insurance segment, tends to have higher acquisition costs due to a significant number of competitors for that type of business.
  General and Administrative Expenses
     General and administrative expenses increased by $31.4 million, or 35.0%, for the six months ended June 30, 2009 compared to the same period in 2008. The increase in general and administrative expenses was primarily due to an overall increase in headcount, including the addition of Darwin employees. Our overall staff count increased to 614 as of June 30, 2009 from 335 as of June 30, 2008, primarily driven by the Darwin acquisition. As a result of the increased staff count, salary and employee welfare costs increased by $28.3 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in salary and employee welfare costs included an expense for the Darwin LTIP of $5.5 million that we assumed as part of the Darwin acquisition. The amount incurred for the Darwin LTIP is a function of pre-acquisition underwriting profitability, including any subsequent loss reserve development. We also had increased stock-related compensation of $2.9 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. During the six months ended June 30, 2009, we incurred $0.6 million in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations compared to $3.8 million during the six months ended June 30, 2008.
     Our general and administrative expense ratio was 18.4% for the six months ended June 30, 2009, which was higher than the 16.5% for the six months ended June 30, 2008. The increase was primarily due to the factors discussed above.

     Our expense ratio was 29.7% for the six months ended June 30, 2009 compared to 26.3% for the six months ended June 30, 2008 due to an increase in both acquisition cost ratio and general and administrative expense ratio.
  Interest Expense
     Interest expense increased $1.0 million, or 5.3%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, as a result of additional interest expense on our borrowing of $243.8 million from our $400 million unsecured revolving credit facility, which was paid in full in February 2009.
  Net Income
     Net income for the six months ended June 30, 2009 was $245.1 million compared to net income of $210.2 million for the six months ended June 30, 2008. The increase was primarily the result of higher net premiums earned and lower storm activity and fewer incidences of large individual property losses, partially offset by increased general and administrative expenses and higher income tax expense. Net income for the six months ended June 30, 2009 included a net foreign exchange gain of $0.4 million and an income tax expense $21.1 million. Net income for the six months ended June 30, 2008 included a net foreign exchange loss of $0.1 million and an income tax recovery of $3.3 million. The increase in income tax expense in the current period is primarily due to taxable income in our U.S. offices driven by the inclusion of Darwin.
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

U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in millions)
Revenues
Gross premiums written	$182.7	$65.7	$336.1	$101.5
Net premiums written	127.5	35.6	243.3	58.7
Net premiums earned	111.0	31.7	216.3	61.7
Other income	0.4	—	0.8	—
Expenses
Net losses and loss expenses	$46.8	$23.0	$101.0	$39.1
Acquisition costs	13.5	2.6	28.0	5.6
General and administrative expenses	31.1	14.3	59.5	28.8
Underwriting income (loss)	20.0	(8.2)	28.6	(11.8)
Ratios
Loss and loss expense ratio	42.2%	72.5%	46.7%	63.3%
Acquisition cost ratio	12.2	8.3	12.9	9.1
General and administrative expense ratio	28.0	45.1	27.5	46.7
Expense ratio	40.2	53.4	40.4	55.8
Combined ratio	82.4	125.9	87.1	119.1
Comparison of Three Months Ended June 30, 2009 and 2008
     Premiums. Gross premiums written increased by $117.0 million, or 178.1%, for the three months ended June 30, 2009 compared to the same period in 2008. The increase in gross premiums written was due to the inclusion of gross premiums written of $63.1 million from Darwin for the three months ended June 30, 2009 and higher gross premiums written by our other U.S. offices. There were no gross premiums written by Darwin for the three months ended June 30, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $53.9 million, or 82.1%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of June 30, 2009 compared to June 30, 2008.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,		Dollar	Percentage
	2009	2008	Change	Change
			($ in millions)
Professional liability	$46.9	$18.8	$28.1	149.5%
Healthcare	36.5	5.9	30.6	518.6
General property	35.0	25.2	9.8	38.9
General casualty	33.4	9.7	23.7	244.3
Programs	26.5	6.1	20.4	334.4
Other	4.4	—	4.4	n/a

	$182.7	$65.7	$117.0	178.1%

     Net premiums written increased by $91.9 million, or 258.1%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in net premiums written was primarily driven by the inclusion of Darwin for the three months ended June 30, 2009. The increase in net premiums written from the acquisition of Darwin also included a $4.0 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. Overall, we ceded 30.2% of gross premiums written for the three months ended June 30, 2009 compared to 45.8% for the three months ended June 30, 2008. The decrease in the percentage of premiums ceded to reinsurers was primarily caused by a change in business mix to more casualty business with lower reinsurance cession percentages and the adjustment for Darwin reinsurance contracts that have swing-rated provisions.

     Net premiums earned increased $79.3 million, or 250.2%, primarily due to the inclusion of earned premium from Darwin for the three months ended June 30, 2009, including the $4.0 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which were fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $23.8 million, or 103.5%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in net losses and loss expenses was primarily due to the inclusion of Darwin for the three months ended June 30, 2009, partially offset by higher net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $20.6 million during the three months ended June 30, 2009 compared to net favorable reserve development of $2.1 million for the three months ended June 30, 2008.
     The $20.6 million of net favorable reserve development during the three months ended June 30, 2009 included the following:
•	Net favorable reserve development of $9.0 million for Darwin-related business. This was primarily the result of actual loss emergence being lower than the expected loss emergence for the healthcare, professional liability and program lines of business for the 2004 through 2008 loss years.

•	Net favorable reserve development of $17.7 million for business written by our other U.S. offices primarily the result of general casualty, professional liability, healthcare and general property lines of business actual loss emergence being lower than the expected loss emergence for the 2002 through 2005 loss years. During the three months ended June 30, 2009, we adjusted our weighting on actuarial methods utilized for the casualty lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method than the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $6.1 million for business written by our U.S. offices primarily due to higher than expected reported losses for the general casualty line of business for the 2006 and 2008 loss years.
     The $2.1 million of net favorable reserve development during the three months ended June 30, 2008 was primarily due to actual loss emergence being lower than the expected loss emergence for the general casualty and healthcare lines of business for the 2002 loss year and the general property line of business for the 2004 loss year.
     The loss and loss expense ratio for the three months ended June 30, 2009 was 42.2% compared to 72.5% for the three months ended June 30, 2008. Net favorable reserve development recognized in the three months ended June 30, 2009 decreased the loss and loss expense ratio by 18.6 percentage points. In addition, the $4.0 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 2.2 percentage points. Thus, the loss and loss expense ratio for the current loss year was 63.0%. In comparison, net favorable reserve development recognized in the three months ended June 30, 2008 decreased the loss and loss expense ratio by 6.6 percentage points. Thus, the loss and loss expense ratio for that loss year was 79.1%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $2.0 million related to the flooding in the U.S. Midwest that occurred during the three months ended June 30, 2008, and writing more healthcare and program business during the three months ended June 30, 2009, which carry lower expected loss and loss expense ratios than other lines of business.
     Net paid losses for the three months ended June 30, 2009 and 2008 were $24.6 million and $10.5 million, respectively. The increase in net paid losses was primarily due to the inclusion of Darwin for the three months ended June 30, 2009 and net paid losses on the 2008 windstorms.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, April 1	$847.1	$467.8
Incurred related to:
Current period non-catastrophe	67.4	23.1
Current period property catastrophe	—	2.0
Prior period non-catastrophe	(20.8)	(2.1)
Prior period property catastrophe	0.2	—

Total incurred	$46.8	$23.0
Paid related to:
Current period non-catastrophe	1.5	0.1
Current period property catastrophe	—	—
Prior period non-catastrophe	21.2	12.1
Prior period property catastrophe	1.9	(1.7)

Total paid	$24.6	$10.5
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	869.3	480.3
Losses and loss expenses recoverable	324.9	162.9

Reserve for losses and loss expenses, June 30	$1,194.2	$643.2

     Acquisition costs. Acquisition costs increased by $10.9 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase was primarily caused by the inclusion of Darwin for the three months June 30, 2009. The acquisition cost ratio increased to 12.2% for the three months ended June 30, 2009 from 8.3% for the same period in 2008. The increase was due to higher gross premiums written in our program line of business, which carries higher acquisition costs than our other lines of business and includes profit commissions incurred.
     General and administrative expenses. General and administrative expenses increased by $16.8 million, or 117.5%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in general and administrative expenses was primarily due to the inclusion of Darwin for the three months ended June 30, 2009 and the addition of new offices in Atlanta, Los Angeles and Costa Mesa and staff in our other U.S. offices. Included in the general and administrative expenses from Darwin was a $2.0 million expense for the Darwin LTIP. The amount incurred for the Darwin LTIP is a function of pre-acquisition underwriting profitability, including any subsequent loss reserve development. The decrease in the general and administrative expense ratio from 45.1% for the three months ended June 30, 2008 to 28.0% for the same period in 2009 was the result of the increase in net premiums earned. The trend of a lower general and administrative expense ratio is expected to continue for the remainder of the year as we continue to earn higher levels of net premiums.
Comparison of Six Months Ended June 30, 2009 and 2008
     Premiums. Gross premiums written increased by $234.6 million, or 231.1%, for the six months ended June 30, 2009 compared to the same period in 2008. The increase in gross premiums written was due to the inclusion of gross premiums written of $145.9 million from Darwin for the six months ended June 30, 2009 and higher gross premiums written by our other U.S. offices. There were no gross premiums written by Darwin for the six months ended June 30, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $88.7 million, or 87.4%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of June 30, 2009 compared to June 30, 2008.
     The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,		Dollar	Percentage
	2009	2008	Change	Change
			($ in millions)
Professional liability	$88.9	$33.1	$55.8	168.6%
Healthcare	86.2	8.6	77.6	902.3
General casualty	57.0	16.3	40.7	249.7
Programs	50.5	10.8	39.7	367.6
General property	45.1	32.7	12.4	37.9
Other	8.4	—	8.4	n/a

	$336.1	$101.5	$234.6	231.1%

     Net premiums written increased by $184.6 million, or 314.5%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in net premiums written was primarily driven by the inclusion of Darwin for the six months ended June 30, 2009. The increase in net premiums written from the acquisition of Darwin also included a $10.1 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. Overall, we ceded 27.6% of gross premiums written for the six months ended June 30, 2009 compared to 42.2% for the six months ended June 30, 2008. The decrease in the percentage of premiums ceded to reinsurers was primarily caused by a change in business mix to more casualty business with lower reinsurance cession percentages and the adjustment for Darwin reinsurance contracts that have swing-rated provisions.
     Net premiums earned increased $154.6 million, or 250.6%, primarily due to the inclusion of earned premium from Darwin for the six months ended June 30, 2009, including the $10.1 million reduction in premiums ceded for variable-rated reinsurance contracts that have swing-rated provisions, which were fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $61.9 million, or 158.3%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in net losses and loss expenses was primarily due to the inclusion of Darwin for the six months ended June 30, 2009 partially offset by higher net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $28.1 million during the six months ended June 30, 2009 compared to net favorable reserve development of $7.0 million for the six months ended June 30, 2008.
     The $28.1 million of net favorable reserve development during the six months ended June 30, 2009 included the following:
•	Net favorable reserve development of $19.8 million for Darwin-related business. This was primarily the result of $22.2 million of net favorable reserve development due to actual loss emergence being lower than the expected loss emergence for the healthcare and program lines of business partially offset by net unfavorable reserve development of $2.4 million for the iBind line of business.

•	Net favorable reserve development of $35.5 million for business written by our other U.S. offices primarily the result of general casualty, professional liability, healthcare and general property lines of business actual loss emergence being lower than the expected loss emergence for the 2002 through 2005 loss years. During the six months ended June 30, 2009, we adjusted our weighting on actuarial methods utilized for the casualty lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method than the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $27.2 million for business written by our U.S. offices primarily due to higher than expected reported losses for the general casualty and professional liability lines of business for the 2006 through 2008 loss years and the general property line of business for the 2008 loss year.
     The $7.0 million of net favorable reserve development during the six months ended June 30, 2008 was primarily due to actual loss emergence being lower than the expected loss emergence for the general property line of business for the 2002, 2003, 2004, 2006 and 2007 loss years, the general casualty line of business for the 2002 loss year and the healthcare line of business for the 2002 and 2003 loss years, partially offset by unfavorable catastrophe reserve development of $1.8 million.

     The loss and loss expense ratio for the six months ended June 30, 2009 was 46.7% compared to 63.3% for the six months ended June 30, 2008. Net favorable reserve development recognized in the six months ended June 30, 2009 decreased the loss and loss expense ratio by 13.0 percentage points. In addition, the $10.1 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 2.9 percentage points. Thus, the loss and loss expense ratio for the current loss year was 62.6%. In comparison, net favorable reserve development recognized in the six months ended June 30, 2008 decreased the loss and loss expense ratio by 11.3 percentage points. Thus, the loss and loss expense ratio for that loss year was 74.6%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $2.0 million related to the flooding in the U.S. Midwest that occurred during the six months ended June 30, 2008, and writing more healthcare and program business during the six months ended June 30, 2009, which carry lower expected loss and loss expense ratio than other lines of business.
     Net paid losses for the six months ended June 30, 2009 and 2008 were $51.1 million and $30.0 million, respectively. The increase in net paid losses was primarily due to the inclusion of Darwin for the six months ended June 30, 2009 and net paid losses on the 2008 windstorms.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$819.4	$471.2
Incurred related to:
Current period non-catastrophe	129.1	44.0
Current period property catastrophe	—	2.0
Prior period non-catastrophe	(32.0)	(8.7)
Prior period property catastrophe	3.9	1.8

Total incurred	$101.0	$39.1
Paid related to:
Current period non-catastrophe	2.5	0.1
Current period property catastrophe	—	—
Prior period non-catastrophe	40.5	28.5
Prior period property catastrophe	8.1	1.4

Total paid	$51.1	$30.0
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	869.3	480.3
Losses and loss expenses recoverable	324.9	162.9

Reserve for losses and loss expenses, June 30	$1,194.2	$643.2

     Acquisition costs. Acquisition costs increased by $22.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily caused by the inclusion of Darwin for the six months June 30, 2009. The acquisition cost ratio increased to 12.9% for the six months ended June 30, 2009 from 9.1% for the same period in 2008. The increase was due to higher gross premiums written in our program line of business, which carries higher acquisition costs than our other lines of business and includes profit commissions incurred.
     General and administrative expenses. General and administrative expenses increased by $30.7 million, or 106.6%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in general and administrative expenses was primarily due to the inclusion of Darwin for the six months ended June 30, 2009 and the addition of new offices in Atlanta, Los Angeles and Costa Mesa and staff in our other U.S. offices. Included in the general and administrative expenses from Darwin was a $5.5 million expense for the Darwin LTIP. The amount incurred for the Darwin LTIP is a function of pre-acquisition underwriting profitability, including any subsequent loss reserve development. These increases were partially offset due to the fact that during the six months ended June 30, 2008 we incurred $3.8 million in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations. We incurred $0.6 million of similar expenses during the six months ended June 30, 2009. The decrease in the general and administrative expense ratio from 46.7% for the six months ended June 30, 2008 to 27.5% for the same period in 2009 was the result of the increase in net premiums earned. The trend of a lower general and administrative expense ratio is expected to continue for the remainder of the year as we continue to earn higher levels of net premiums.
International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in millions)
Revenues
Gross premiums written	$192.0	$244.5	$317.9	$415.8
Net premiums written	116.2	148.0	205.1	262.1
Net premiums earned	111.8	118.1	223.0	240.7
Expenses
Net losses and loss expenses	$74.1	$81.4	$113.3	$153.1
Acquisition costs	1.7	(0.4)	2.7	0.5
General and administrative expenses	20.0	21.0	38.7	40.6
Underwriting income	16.0	16.1	68.3	46.5
Ratios
Loss and loss expense ratio	66.3%	68.9%	50.8%	63.6%
Acquisition cost ratio	1.5	(0.3)	1.2	0.2
General and administrative expense ratio	17.8	17.8	17.4	16.9
Expense ratio	19.3	17.5	18.6	17.1
Combined ratio	85.6	86.4	69.4	80.7
Comparison of Three Months Ended June 30, 2009 and 2008
     Premiums. Gross premiums written decreased by $52.5 million, or 21.5%, for the three months ended June 30, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the continued trend of the non-renewal of business (primarily property and energy business) that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition in our international insurance segment. Gross premiums written decreased by $19.3 million and $14.4 million in our general property and energy lines of business, respectively, as a result of pricing that did not meet our underwriting requirements and the non-renewal of 35 out of 43 energy accounts. Also contributing to lower gross premiums written is a reduction of $16.0 million in professional liability business written related to the financial services industry where rates were not sufficient for the risks given the ongoing market turmoil within that industry.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)
General property	$68.8	$88.1	$(19.3)	(21.9)%
Professional liability	55.7	70.7	(15.0)	(21.2)
General casualty	50.6	56.9	(6.3)	(11.1)
Healthcare	12.6	10.1	2.5	24.8
Energy	4.3	18.7	(14.4)	(77.0)

	$192.0	$244.5	$(52.5)	(21.5)%

     Net premiums written decreased $31.8 million, or 21.5%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in net premiums written was primarily due to the decrease in gross premiums written. We ceded to reinsurers 39.5% of gross premiums written for both the three months ended June 30, 2009 and 2008. Net premiums earned decreased $6.3 million, or 5.3%.
     Net losses and loss expenses. Net losses and loss expenses decreased by $7.3 million, or 9.0%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in net losses and loss expenses was primarily due to lower storm activity and fewer incidences of large individual property losses similar to those incurred during the three months ended June

30, 2008 partially offset by lower net favorable reserve development recognized. During the three months ended June 30, 2008 we experienced higher than expected loss activity, which included net losses and loss expenses incurred from the floods in the U.S. Midwest of $4.0 million and a gas pipeline explosion in Australia of $30.0 million. Overall, our international insurance segment recorded net favorable reserve development of $6.8 million during the three months ended June 30, 2009 compared to net favorable reserve development of $35.7 million for the three months ended June 30, 2008.
     The $6.8 million of net favorable reserve development recognized during the three months ended June 30, 2009 included the following:
•	Net favorable reserve development of $35.9 million related to the general casualty, professional liability and healthcare lines of business due to actual loss emergence being lower than the expected loss emergence for the 2003 through 2005 loss years. During the three months ended June 30, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $24.1 million primarily related to the general casualty line of business due to higher than expected reported losses for the 2006 loss year, primarily related to one full limit loss within the life sciences sector.

•	Net favorable reserve development of $2.9 million related to the general property line of business, which consisted of $5.2 million of net favorable reserve development due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2007 loss years and net unfavorable reserve development of $2.3 million due to higher than expected reported losses for the 2008 loss year.

•	Net unfavorable reserve development of $7.9 million related to the energy line of business. The net unfavorable reserve development for the energy line of business consisted of $8.8 million of net unfavorable reserve development due to higher than expected reported losses primarily for the 2005, 2007 and 2008 loss years partially offset by $0.9 million in net favorable development due to actual loss emergence being lower than the expected loss emergence for the 2004 loss year.
     Net favorable reserve development of $35.7 million recognized during the three months ended June 30, 2008 included the following:
•	Net favorable reserve development of $36.7 million primarily due to the general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the expected loss emergence for the 2002 through 2004 loss years. During the three months ended June 30, 2008, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $1.0 million related to the general property line of business due to actual loss emergence being lower than the expected loss emergence primarily for the 2002 loss year.
     The loss and loss expense ratio for the three months ended June 30, 2009 was 66.3%, compared to 68.9% for the three months ended June 30, 2008. The net favorable reserve development recognized during the three months ended June 30, 2009 decreased the loss and loss expense ratio by 6.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 72.4%. Comparatively, the net favorable reserve development recognized during the three months ended June 30, 2008 decreased the loss and loss expense ratio by 30.2 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 99.1%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity and fewer incidences of large individual property losses compared to those incurred during the three months ended June 30, 2008.
     Net paid losses were $38.0 million for the three months ended June 30, 2009, which was comparable with $40.3 million in net paid losses for the three months ended June 30, 2008.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,787.1	$1,795.4
Incurred related to:
Current period non-catastrophe	80.9	83.1
Current period catastrophe	—	34.0
Prior period non-catastrophe	(7.1)	(35.7)
Prior period catastrophe	0.3	—

Total incurred	$74.1	$81.4
Paid related to:
Current period non-catastrophe	1.5	3.1
Current period catastrophe	—	—
Prior period non-catastrophe	26.9	33.5
Prior period catastrophe	9.6	3.7

Total paid	$38.0	$40.3
Foreign exchange revaluation	7.6	0.9

Net reserve for losses and loss expenses, June 30	1,830.8	1,837.4
Losses and loss expenses recoverable	581.9	606.3

Reserve for losses and loss expenses, June 30	$2,412.7	$2,443.7

     Acquisition costs. Acquisition costs increased $2.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to increased commissions charged by brokers. The acquisition cost ratio increased slightly from (0.3)% for the three months ended June 30, 2008 to 1.5% for the three months ended June 30, 2009.
     General and administrative expenses. General and administrative expenses decreased $1.0 million, or 4.8%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The general and administrative expense ratio was 17.8% for both the three months ended June 30, 2009 and 2008.
Comparison of Six Months Ended June 30, 2009 and 2008
     Premiums. Gross premiums written decreased by $97.9 million, or 23.5%, for the six months ended June 30, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the continued trend of the non-renewal of business (primarily property and energy business) that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition in our international insurance segment. Gross premiums written decreased by $40.7 million and $27.9 million in our general property and energy lines of business, respectively, as a result of pricing that did not meet our underwriting requirements and the non-renewal of 70 out of 80 energy accounts. Also causing lower gross premiums written is a reduction of $18.5 million in professional liability business written related to the financial services industry where rates were not sufficient for the risks given the ongoing market turmoil within that industry.
     The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)
General property	$109.0	$149.7	$(40.7)	(27.2)%
Professional liability	88.2	107.5	(19.3)	(18.0)
General casualty	81.4	91.6	(10.2)	(11.1)
Healthcare	31.6	31.4	0.2	0.6
Energy	7.7	35.6	(27.9)	(78.4)

	$317.9	$415.8	$(97.9)	(23.5)%

     Net premiums written decreased $57.0 million, or 21.7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in net premiums written was primarily due to the decrease in gross premiums written. We ceded to reinsurers 35.5% of gross premiums written for the six months ended June 30, 2009 compared to 37.0% for the six months ended June 30, 2008. The decrease in the percentage ceded to reinsurers was primarily due to an overall net decrease in the cost of our property catastrophe reinsurance treaty. Net premiums earned decreased $17.7 million, or 7.4%. The percentage decrease in net premiums earned was lower than the percentage decrease in net premiums written due to the return premiums on our property catastrophe reinsurance treaty from May 1, 2008 to April 30, 2009.
     Net losses and loss expenses. Net losses and loss expenses decreased by $39.8 million, or 26.0%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in net losses and loss expenses was primarily due to lower storm activity and fewer incidences of large individual property losses similar to those incurred during the six months ended June 30, 2008 partially offset by lower net favorable reserve development recognized. Overall, our international insurance segment recorded net favorable reserve development of $47.4 million during the six months ended June 30, 2009 compared to net favorable reserve development of $61.1 million for the six months ended June 30, 2008.
     The $47.4 million of net favorable reserve development during the six months ended June 30, 2009 included the following:
•	Net favorable reserve development of $79.0 million related to the general casualty, professional liability and healthcare lines of business due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2005 loss years. During the six months ended June 30, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $22.9 million related to the general property and energy lines of business due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2007 loss years for the general property line of business and the 2004 loss year for the energy line of business.

•	Net unfavorable reserve development of $30.4 million related to the general property and energy lines of business due to higher than expected reported losses for the 2008 loss year for the general property line of business and the 2005 through 2008 loss years for the energy line of business.

•	Net unfavorable reserve development of $24.1 million primarily related to general casualty line of business due to higher than expected reported losses for the 2006 loss year, primarily related to one full limit loss within the life sciences sector.
     Net favorable reserve development of $61.1 million recognized during the six months ended June 30, 2008 included the following:
•	Net favorable reserve development of $45.5 million due to the general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the expected loss emergence for the 2002 through 2005 loss years. During the six months ended June 30, 2008, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $3.3 million related to the general property and energy lines of business due to actual loss emergence being lower than the expected loss emergence primarily for the 2005 and 2007 loss years.

•	Net favorable catastrophe reserve development of $12.3 million.
     The loss and loss expense ratio for the six months ended June 30, 2009 was 50.8%, compared to 63.6% for the six months ended June 30, 2008. The net favorable reserve development recognized during the six months ended June 30, 2009 decreased the loss and loss expense ratio by 21.3 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 72.1%. Comparatively, the net favorable reserve development recognized during the six months ended June 30, 2008 decreased the loss and loss expense ratio by 25.4 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 89.0%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity and fewer incidences of large individual property losses compared to those incurred during the six months ended June 30, 2008.
     Net paid losses were $83.9 million for the six months ended June 30, 2009, which was comparable with $85.9 million in net paid losses for the six months ended June 30, 2008.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,797.0	$1,767.6
Incurred related to:
Current period non-catastrophe	160.7	180.2
Current period catastrophe	—	34.0
Prior period non-catastrophe	(45.6)	(48.8)
Prior period catastrophe	(1.8)	(12.3)

Total incurred	$113.3	$153.1
Paid related to:
Current period non-catastrophe	1.6	4.4
Current period catastrophe	—	—
Prior period non-catastrophe	64.9	71.8
Prior period catastrophe	17.4	9.7

Total paid	$83.9	$85.9
Foreign exchange revaluation	4.4	2.5

Net reserve for losses and loss expenses, June 30	1,830.8	1,837.4
Losses and loss expenses recoverable	581.9	606.3

Reserve for losses and loss expenses, June 30	$2,412.7	$2,443.7

     Acquisition costs. Acquisition costs increased $2.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to increased commissions charged by brokers. The acquisition cost ratio increased slightly from 0.2% for the six months ended June 30, 2008 to 1.2% for the six months ended June 30, 2009.
     General and administrative expenses. General and administrative expenses decreased $1.9 million, or 4.7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The general and administrative expense ratio was 17.4% for the six months ended June 30, 2009, which was higher than the 16.9% for the same period in 2008 due to the decrease in general and administrative expenses being less than the decrease in net premiums earned.
Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		($ in millions)
Revenues
Gross premiums written	$118.1	$136.6	$318.4	$326.4
Net premiums written	117.8	136.6	318.0	326.0
Net premiums earned	110.8	119.1	218.3	239.5
Expenses
Net losses and loss expenses	$56.8	$73.7	$111.9	$129.4
Acquisition costs	21.8	24.0	43.4	47.0
General and administrative expenses	11.5	11.1	22.7	20.2
Underwriting income	20.7	10.3	40.3	42.9
Ratios
Loss and loss expense ratio	51.2%	61.9%	51.3%	54.0%
Acquisition cost ratio	19.6	20.2	19.9	19.6
General and administrative expense ratio	10.5	9.3	10.4	8.4
Expense ratio	30.1	29.5	30.3	28.0
Combined ratio	81.3	91.4	81.6	82.0

Comparison of Three Months Ended June 30, 2009 and 2008
     Premiums. Gross premiums written decreased by $18.5 million, or 13.5%, for the three months ended June 30, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the non-renewal of certain contracts that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions) and the timing of the renewal of one treaty partially offset by higher net upward adjustments on estimated premiums and new business written. One of our professional liability reinsurance treaties that was previously written in the second quarter of 2008 for $18.5 million had an extension and was renewed in the third quarter of 2009 for $16.5 million causing lower gross premiums written during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Adjustments on estimated premiums were higher by $7.4 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. We recognized net upward adjustments of $1.5 million during the three months ended June 30, 2009 compared to net downward adjustments of $5.9 million during the three months ended June 30, 2008.
     During the three months ended June 30, 2009, our Bermuda, U.S. and Swiss reinsurance operations had gross premiums written of $72.6 million, $40.7 million and $4.8 million, respectively. During the three months ended June 30, 2008, our Bermuda, U.S., and Swiss reinsurance operations had gross premiums written of $93.0 million, $43.6 million and nil, respectively. Our Swiss reinsurance operations, which commenced business in October 2008, renewed contracts previously written in Bermuda of $4.5 million during the three months ended June 30, 2009.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,		Dollar	Percentage
	2009	2008	Change	Change
			($ in millions)
Property reinsurance	$42.5	$28.9	$13.6	47.1%
International reinsurance	37.5	40.7	(3.2)	(7.9)
Professional liability reinsurance	19.1	30.4	(11.3)	(37.2)
General casualty reinsurance	11.3	27.0	(15.7)	(58.1)
Facultative reinsurance	3.9	4.4	(0.5)	(11.4)
Specialty reinsurance	3.8	5.2	(1.4)	(26.9)

	$118.1	$136.6	$(18.5)	(13.5)%

     For the three months ended June 30, 2009, the specialty reinsurance line of business includes the workers compensation catastrophe reinsurance and accident and health reinsurance. For the three months ended June 30, 2008, the specialty reinsurance line of business includes only accident and health reinsurance. The workers compensation catastrophe reinsurance gross premiums written are included in the general casualty reinsurance line of business for the three months ended June 30, 2008.
     Net premiums written decreased by $18.8 million, or 13.8%, which is consistent with the decrease in gross premiums written. Net premiums earned decreased $8.3 million, or 7.0%. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses decreased by $16.9 million, or 22.9%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in net losses and loss expenses was primarily due to lower net premiums earned and higher net favorable reserve development. Overall, our reinsurance segment recorded net favorable reserve development of $9.3 million and $2.0 million during the three months ended June 30, 2009 and 2008, respectively.
     The net favorable reserve development of $9.3 million for the three months ended June 30, 2009 included the following:
•	Net favorable reserve development of $9.2 million for our professional liability reinsurance, general casualty reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the expected loss emergence for the 2003 through 2005 loss years. During the three months ended June 30, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $1.5 million for our property reinsurance line of business was primarily the result of actual loss emergence being lower than the expected loss emergence for the 2007 loss year.

•	Net unfavorable catastrophe reserve development of $1.4 million.
     The net favorable reserve development of $2.0 million during the three months ended June 30, 2008 related to windstorm Kyrill and floods in the U.K. and Australia in the 2007 loss year.
     The loss and loss expense ratio for the three months ended June 30, 2009 was 51.2%, compared to 61.9% for the three months ended June 30, 2008. Net favorable reserve development recognized during the three months ended June 30, 2009 reduced the loss and loss expense ratio by 8.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 59.6%. In comparison, net favorable reserve development recognized in the three months ended June 30, 2008 reduced the loss and loss expense ratio by 1.7 percentage points. Thus, the loss and loss expense ratio related to that loss year was 63.6%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $5.0 million related to the flooding in the U.S. Midwest that occurred during the three months ended June 30, 2008, and a shift in business mix. We decreased our professional liability reinsurance exposure and lowered our financial institution exposure.
     Net paid losses were $41.4 million for the three months ended June 30, 2009 compared to $32.1 million for the three months ended June 30, 2008. The increase in paid losses was due to higher net paid losses in our property reinsurance line of business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,088.5	$1,026.3
Incurred related to:
Current period non-catastrophe	66.1	70.7
Current period property catastrophe	—	5.0
Prior period non-catastrophe	(10.7)	(2.0)
Prior period property catastrophe	1.4	—

Total incurred	$56.8	$73.7
Paid related to:
Current period non-catastrophe	0.8	4.2
Current period property catastrophe	—	—
Prior period non-catastrophe	35.2	17.3
Prior period property catastrophe	5.4	10.6

Total paid	$41.4	$32.1
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,103.9	1,067.9
Losses and loss expenses recoverable	2.9	9.4

Reserve for losses and loss expenses, June 30	$1,106.8	$1,077.3

     Acquisition costs. Acquisition costs decreased by $2.2 million, or 9.2%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily as a result of the related decrease in net premiums earned. The acquisition cost ratio was 19.6% for the three months ended June 30, 2009, slightly lower than the 20.2% for the three months ended June 30, 2008 due to an increase in property reinsurance premiums which have lower acquisition costs than our other reinsurance lines of business.
     General and administrative expenses. General and administrative expenses increased $0.4 million, or 3.6%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in general and administrative expenses was attributable to increased salary and related costs related to increased underwriting staff in our U.S. and Swiss reinsurance operations. These increases were partially offset due to the fact that during the three months ended June 30, 2008 we incurred $0.5 million in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations. We did not incur similar expenses during the three months ended June 30, 2009. The 1.2 percentage point increase in the general and administrative expense ratio from 9.3% for the three months ended June 30, 2008 to 10.5% for the three months ended June 30, 2009 was primarily a result of the factors discussed above, while net premiums earned declined.

Comparison of Six Months Ended June 30, 2009 and 2008
     Premiums. Gross premiums written decreased by $8.0 million, or 2.5%, for the six months ended June 30, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the non-renewal of certain contracts that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions) and the timing of the renewal of one treaty partially offset by higher net upward adjustments on estimated premiums and new business written. One of our professional liability reinsurance treaties that was previously written in the second quarter of 2008 for $18.5 million had an extension and was renewed in the third quarter of 2009 for $16.0 million causing lower gross premiums written during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Adjustments on estimated premiums were higher by $10.4 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We recognized net upward adjustments of $2.4 million during the six months ended June 30, 2009 compared to net downward adjustments of $8.0 million during the six months ended June 30, 2008.
     During the six months ended June 30, 2009, our U.S., Bermuda and Swiss reinsurance operations had gross premiums written of $169.5 million, $133.8 million and $15.1 million, respectively. During the six months ended June 30, 2008, our U.S., Bermuda and Swiss reinsurance operations had gross premiums written of $43.6 million, $282.8 million and nil, respectively. Our U.S. reinsurance company commenced operations in April 2008 and renewed contracts previously written in Bermuda of $104.7 million during the six months ended June 30, 2009. Our Swiss reinsurance operations, which commenced business in October 2008, renewed contracts previously written in Bermuda of $12.7 million during the six months ended June 30, 2009.
     The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,		Dollar	Percentage
	2009	2008	Change	Change
			($ in millions)
General casualty reinsurance	$103.3	$71.2	$32.1	45.1%
Property reinsurance	71.4	55.1	16.3	29.6
International reinsurance	61.7	71.0	(9.3)	(13.1)
Professional liability reinsurance	56.7	108.0	(51.3)	(47.5)
Specialty reinsurance	19.1	10.1	9.0	89.1
Facultative reinsurance	6.2	11.0	(4.8)	(43.6)

	$318.4	$326.4	$(8.0)	(2.5)%

     For the six months ended June 30, 2009, the specialty reinsurance line of business includes the workers compensation catastrophe reinsurance and accident and health reinsurance. For the six months ended June 30, 2008, the specialty reinsurance line of business includes only accident and health reinsurance. The workers compensation catastrophe reinsurance gross premiums written are included in the general casualty reinsurance line of business for the six months ended June 30, 2008.
     Net premiums written decreased by $8.0 million, or 2.5%, which is consistent with the decrease in gross premiums written. Net premiums earned decreased $21.2 million, or 8.9%, as a result of lower net premiums written.
     Net losses and loss expenses. Net losses and loss expenses decreased by $17.5 million, or 13.5%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in net losses and loss expenses was primarily due to lower net premiums earned partially offset by lower net favorable reserve development. Overall, our reinsurance segment recorded net favorable reserve development of $21.3 million and $24.8 million during the six months ended June 30, 2009 and 2008, respectively.
     The net favorable reserve development of $21.3 million for the six months ended June 30, 2009 included the following:
•	Net favorable reserve development of $18.0 million for our professional liability reinsurance, general casualty reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the expected loss emergence for the 2003 through 2005 loss years. During the six months ended June 30, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $2.7 million for our property reinsurance line of business was primarily the result of actual loss emergence being lower than the expected loss emergence for the 2004 and 2007 loss years partially offset by higher than expected reported losses in the 2003, 2005 and 2008 loss years.

•	Net favorable reserve development of $0.2 million in our international reinsurance line of business, which consisted of $5.3 million in net favorable reserve development due to actual loss emergence being lower than the expected loss emergence for property related exposures for the 2007 and 2008 loss years and $5.1 million in net unfavorable reserve development due to higher loss activity for casualty related exposures driven by ongoing market turmoil for the 2007 and 2008 loss years.
     The net favorable reserve development of $24.8 million during the six months ended June 30, 2008 consisted of net favorable reserve development of $22.7 million related to the 2005 windstorms, and net favorable reserve development of $2.1 million primarily related to windstorm Kyrill and floods in the U.K. and Australia in the 2007 loss year.
     The loss and loss expense ratio for the six months ended June 30, 2009 was 51.3%, compared to 54.0% for the six months ended June 30, 2008. Net favorable reserve development recognized during the six months ended June 30, 2009 reduced the loss and loss expense ratio by 9.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 61.1%. In comparison, net favorable reserve development recognized in the six months ended June 30, 2008 reduced the loss and loss expense ratio by 10.4 percentage points. Thus, the loss and loss expense ratio related to that loss year was 64.4%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $5.0 million related to the flooding in the U.S. Midwest that occurred during the six months ended June 30, 2008, and a shift in business mix. We decreased our professional liability reinsurance exposure and lowered our financial institution exposure.
     Net paid losses were $80.1 million for the six months ended June 30, 2009 compared to $59.7 million for the six months ended June 30, 2008. The increase in paid losses was due to higher net paid losses in our property reinsurance line of business primarily due to net paid losses on the 2008 windstorms.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,072.1	$998.2
Incurred related to:
Current period non-catastrophe	133.2	149.2
Current period property catastrophe	—	5.0
Prior period non-catastrophe	(20.9)	(2.1)
Prior period property catastrophe	(0.4)	(22.7)

Total incurred	$111.9	$129.4
Paid related to:
Current period non-catastrophe	0.8	5.8
Current period property catastrophe	—	—
Prior period non-catastrophe	67.4	38.7
Prior period property catastrophe	11.9	15.2

Total paid	$80.1	$59.7
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, June 30	1,103.9	1,067.9
Losses and loss expenses recoverable	2.9	9.4

Reserve for losses and loss expenses, June 30	$1,106.8	$1,077.3

     Acquisition costs. Acquisition costs decreased by $3.6 million, or 7.7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily as a result of the related decrease in net premiums earned offset in part by a slight increase in reinsurance commissions incurred by our U.S. reinsurance operations. The acquisition cost ratio was 19.9% for the six months ended June 30, 2009, slightly higher than the 19.6% for the six months ended June 30, 2008 due to the increase in reinsurance commissions incurred by our U.S. reinsurance operations.
     General and administrative expenses. General and administrative expenses increased $2.5 million, or 12.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in general and administrative expenses was attributable to increased salary and related costs associated with the increased underwriting staff in our U.S. and Swiss reinsurance operations. These increases were partially offset due to the fact that during the six months ended June 30, 2008 we incurred $1.2 million in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations. We incurred $0.2 million of similar expenses during the six months ended June 30, 2009. The 2.0 percentage point increase in the general and administrative expense ratio from 8.4% for the six months ended June 30, 2008 to 10.4% for the six months ended June 30, 2009 was primarily a result of the factors discussed above, while net premiums earned declined.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses as of June 30, 2009 and December 31, 2008 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008	2009	2008
				($ in millions)
Case reserves	$264.4	$257.3	$588.4	$619.3	$277.2	$256.3	$1,130.0	$1,132.9
IBNR	929.8	871.3	1,824.3	1,753.7	829.6	818.9	3,583.7	3,443.9

Reserve for losses and loss expenses	1,194.2	1,128.6	2,412.7	2,373.0	1,106.8	1,075.2	4,713.7	4,576.8
Reinsurance recoverables	(324.9)	(309.2)	(581.9)	(575.9)	(2.9)	(3.2)	(909.7)	(888.3)

Net reserve for losses and loss expenses	$869.3	$819.4	$1,830.8	$1,797.1	$1,103.9	$1,072.0	$3,804.0	$3,688.5

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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2009:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
		($ in millions)
U.S. insurance	$1,194.2	$942.1	$1,402.6
International insurance	2,412.7	1,888.3	2,751.8
Reinsurance	1,106.8	784.1	1,318.0

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$869.3	$629.9	$997.6
International insurance	1,830.8	1,436.0	2,085.0
Reinsurance	1,103.9	782.7	1,315.8

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.
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
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of June 30, 2009 and December 31, 2008:

	Reinsurance Recoverable
	As of	As of
	June 30,	December 31,
	2009	2008
	($ in millions)
Ceded case reserves	$278.5	$330.8
Ceded IBNR reserves	631.2	557.5

Reinsurance recoverable	$909.7	$888.3

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 97% of ceded case reserves as of June 30, 2009 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of June 30, 2009, our shareholders’ equity was $2.7 billion, a 13.4% increase compared to $2.4 billion as of December 31, 2008. The increase was primarily the result of net income for the six-month period ended June 30, 2009 of $245.1 million and net unrealized gains on investments of $79.9 million during the six months ended June 30, 2009 before the cumulative effect adjustment for the adoption of FSP FAS 115-2.
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
     Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.7 billion in letters of credit under two letter of credit facilities, one with Citibank Europe plc and one with a syndication of lenders described below. The credit facility with Citibank Europe plc was amended in December 2008 to provide us with greater flexibility in the types of securities that are eligible to be posted as collateral and to increase the maximum aggregate amount available under the credit facility from $750 million to $900 million on an uncommitted basis. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period. If Citibank Europe plc no longer provides capacity under the credit facility it may limit our ability to meet our security requirements and would require us to obtain other sources of security at terms that may not be favorable to us.
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. We were in compliance with all covenants under the Credit Facility as of June 30, 2009 and December 31, 2008.
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
     The following shows our trust accounts on deposit, as well as of letter of credit facilities available, outstanding and remaining, and the collateral committed to support the letter credit facilities as of June 30, 2009 and December 31, 2008:

	As of	As of
	June 30,	December 31,
	2009	2008
	($ in millions)
Total trust accounts on deposit	$934.3	$892.6

Total letters of credit facilities available:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit available	1,700.0	1,700.0

Total letters of credit outstanding:
Citibank Europe plc	783.3	769.9
Credit Facility	207.2	217.1

Total letters of credit outstanding	990.5	987.0

Total letters of credit remaining:
Citibank Europe plc	116.7	130.1
Credit Facility(1)	592.8	332.9

Total letters of credit remaining	709.5	463.0

Collateral committed to support the letter of credit facilities	$1,190.8	$1,313.0

(1)	Net of any borrowing or repayments under the Unsecured Facility.
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

     Cash flows from operations for the six months ended June 30, 2009 were $402.4 million compared to $376.6 million for the six months ended June 30, 2008. The increase in cash flows from operations was primarily due to higher net premiums written partially offset by higher net losses paid.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows used in investing activities of $147.0 million and $167.9 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in cash flows used in investing activities was due to the fact we acquired Finial Insurance Company for $44.1 million in cash during the six months ended June 30, 2008 and there were no acquisitions during the six months ended June 30, 2009.
     Cash flows from financing activities consist primarily of capital raising activities, which would include the issuance of common shares or debt and the payment of dividends. Cash flows used in financing activities were $436.4 million for the six months ended June 30, 2009 compared to cash flows provided by financing activities of $28.7 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we repaid in full our syndicated loan of $243.8 million.
     On August 6, 2009, our board of directors declared a quarterly dividend of $0.18 per share, or approximately $8.9 million in aggregate, payable on September 10, 2009 to the shareholders of record as of August 25, 2009.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2009 and December 31, 2008, 99% of our fixed income portfolio consisted of investment grade securities. As of June 30, 2009 and December 31, 2008, net accumulated unrealized gains were $48.7 million and $105.6 million, respectively. The change in net unrealized investment gains from December 31, 2008 to June 30, 2009 was due to the cumulative effect adjustment related to the adoption of FSP FAS 115-2 of $136.8 million partially offset by unrealized gains in our fixed maturity portfolio of $79.9 million primarily resulting from the narrowing of credit spreads on corporate bonds and mortgage-backed securities. Please refer to Note 4 (g) (ii) of the notes to the unaudited condensed consolidated financial statements for additional information regarding the cumulative effect adoption of FSP FAS 115-2. The maturity distribution of our fixed income portfolio (on a fair value basis) as of June 30, 2009 and December 31, 2008 was as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
	($ in millions)
Due in one year or less	$462.4	$274.2
Due after one year through five years	2,533.2	1,887.1
Due after five years through ten years	1,226.4	1,254.9
Due after ten years	149.7	365.8
Mortgage-backed	1,918.5	2,089.9
Asset-backed	229.9	160.1

Total	$6,520.1	$6,032.0

     We have investments in various hedge funds, the market value of which was $132.6 million as of June 30, 2009. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund.
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

     The following were the financial strength ratings of all of our insurance and reinsurance subsidiaries as of August 3, 2009, except as noted below:

A.M. Best	A/stable
Moody’s*	A2/stable
Standard & Poor’s**	A-/stable

*	Moody’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Allied World Reinsurance Company only. Moody’s revised its outlook from negative to stable on June 30, 2009.

**	Standard & Poor’s financial strength ratings are for Allied World Assurance Company, Ltd., Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited only.
The following were our senior unsecured debt ratings as of August 3, 2009:

A.M. Best.	bbb/stable
Moody’s.	Baa1/stable
Standard & Poor’s	BBB/stable
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
     We were in compliance with all covenants related to our senior notes as of June 30, 2009.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we did not have any off-balance sheet arrangements.
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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical June 30, 2009 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,459.7	$7,261.3	$7,158.3	$7,054.9	$6,951.1	$6,847.2	$6,638.7
Market value change from base	404.8	206.4	103.4	0	(103.8)	(207.7)	(416.2)
Change in unrealized appreciation/(depreciation)	5.7%	2.9%	1.5%	0.0%	(1.5)%	(2.9)%	(5.9)%
     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical June 30, 2009 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$6,141.2	$5,971.6	$5,886.8	$5,801.7	$5,717.2	$5,632.4	$5,462.8
Market value change from base	339.5	169.9	85.1	0	(84.5)	(169.3)	(338.9)
Change in unrealized appreciation/(depreciation)	5.9%	2.9%	1.5%	0.0%	(1.5)%	(2.9)%	(5.8)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of June 30, 2009, approximately 99% of our fixed income investments consisted of investment grade securities. As of June 30, 2009, we held $914.1 million, or 12.5%, of our total investments and cash and cash equivalents in corporate bonds that were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standards & Poor’s. Included in the $914.1 million was $313.2 million of corporate bonds issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation.
     As of June 30, 2009, we held $1,918.5 million, or 26.7%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 16.9%, 3.9% and 5.9%, respectively, of our total investments and cash and cash equivalents. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time. In addition, nearly all of our commercial mortgage-backed securities and 85% of our non-agency residential mortgage-backed securities were rated “AAA” by Standard & Poor’s as of June 30, 2009. As of June 30, 2009, our mortgage-backed securities that have exposure to subprime mortgages was limited to $1.4 million, or 0.02%, of our fixed maturity investments.
     As of June 30, 2009, we held investments in several hedge funds with a fair value of $132.6 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
     Given the recent turmoil in the financial markets, we believe that there is potential for significant write-downs of our, and other insurers’, invested assets in future periods if the current economic environment were to deteriorate.
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
     As of June 30, 2009 and December 31, 2008, 1.9% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the six months ended June 2009 and 2008, approximately 11% and 18% was written in currencies other than the U.S. dollar, respectively. The decrease in the amount of gross premiums written in currencies other than the U.S. dollar is due to the increased business written by our U.S. insurance segment. Of our business written in the year ended December 31, 2008, approximately 15% was written in currencies other than the U.S. dollar. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.
     Our foreign exchange gain (loss) for the six months ended June 30, 2009 and 2008 and the year ended December 31, 2008 are set forth in the chart below.

	Six Months		Year
	Ended		Ended
	June 30,		December 31
	2009	2008	2008
	($ in millions)
Realized exchange loss	$(3.7)	$(0.2)	$(4.1)
Unrealized exchange gain	4.1	0.1	5.5

Foreign exchange gain (loss)	$0.4	$(0.1)	$1.4

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     None.

Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     (a) On May 7, 2009, we held our 2009 Annual General Meeting of Shareholders (the “Annual General Meeting”).
     (b) Proxies were solicited by our management in connection with the Annual General Meeting at which the following matters were acted upon with the voting results indicated below. There was no solicitation of opposition to our nominees listed in the proxy statement. Our Class III directors were re-elected for a three-year term as described in (c) (1) below.
     The other directors, whose term of office continued after the Annual General Meeting, are:
Patrick de Saint-Aignan
Scott Hunter
Mark R. Patterson
Samuel J. Weinhoff
     (c) 1. Election of Directors
     Our board of directors is divided into three classes: Class I, Class II and Class III, each of approximately equal size. In accordance with our bye-laws, directors are elected by shareholders holding a plurality of the votes cast. At the Annual General Meeting, our shareholders elected our Class III directors to hold office until our company’s Annual General Meeting of Shareholders in 2012 or until their successors are duly elected and qualified or their office is otherwise vacated.

Name	Votes For	Withheld Authority
Scott A. Carmilani	31,916,232	582,603
James F. Duffy	32,221,086	277,749
Bart Friedman	31,356,820	1,142,015

          2. Approval of Eligible Subsidiary Directors
     In accordance with our bye-laws, no person may be elected as a director of any of our company’s non-U.S. insurance subsidiaries (excluding Allied World Assurance Company, Ltd) unless such person has been approved by our company’s shareholders. At the Annual General Meeting, the following slates of nominees were approved as “eligible subsidiary directors” of certain of our non-U.S. insurance subsidiaries:
     Allied World Assurance Company (Europe) Limited - the slate of J. Michael Baldwin, Scott A. Carmilani, John Clifford, Hugh Governey and John T. Redmond.

Votes For	Votes Against	Abstain
31,995,429	488,076	15,330
     Allied World Assurance Company (Reinsurance) Limited - the slate of J. Michael Baldwin, Scott A. Carmilani, John Clifford, Hugh Governey and John T. Redmond.

Votes For	Votes Against	Abstain
31,822,285	663,968	12,582
          3. Approval of the Third Amended and Restated Bye-Laws
     At the Annual General Meeting, our shareholders were asked to approve and adopt the Allied World Assurance Company Holdings, Ltd Third Amended and Restated Bye-laws (the “New Bye-laws”) by voting separately on four proposed amendments to our then current bye-laws. Amendments 3(i) and (iv) were approved by our shareholders and are included in the New Bye-laws that have been filed as Exhibit 3.1 to this Form 10-Q. The voting was as follows:
          (i) To approve an amendment to our bye-laws to permit our company to hold its own acquired shares as treasury shares in lieu of cancellation.

			Broker
Votes For	Votes Against	Abstain	Non-Votes
29,338,203	180,062	7,425	2,973,145
          (ii) To approve an amendment to our bye-laws to increase the share ownership limits for our company’s founding shareholders to not more than 24.5% of our common shares.

			Broker
Votes For	Votes Against	Abstain	Non-Votes
12,888,863	16,628,197	8,630	2,973,145
          (iii) To approve an amendment to our bye-laws to give our board of directors sole and absolute discretion to permit or prohibit transfers, purchases, acquisitions or issuances of shares, among other things, in accordance with the such bye-laws.

			Broker
Votes For	Votes Against	Abstain	Non-Votes
12,147,279	17,369,842	8,565	2,973,145
          (iv) To approve an amendment to our bye-laws to give our board of directors the ability to hold board meetings in the United States.

			Broker
Votes For	Votes Against	Abstain	Non-Votes
29,513,681	5,424	6,585	2,973,145

          4. Appointment of Independent Auditors
     Our shareholders approved the appointment of Deloitte & Touche as our independent auditors to serve until our company’s Annual General Meeting of Shareholders in 2010.

Votes For	Votes Against	Abstain
32,271,949	214,888	11,998

Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Third Amended and Restated Bye-laws.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
Dated: August 7, 2009	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: August 7, 2009	By:	/s/ Joan H. Dillard
	Name:	Joan H. Dillard
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Amended and Restated Bye-laws.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.