Form 10-Q
period 2009-09-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2009-11-06
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of November 2, 2009 was 49,620,394.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2009 and December 31, 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2009	2008
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2009: $5,464,105; 2008: $5,872,031)	$5,673,793	$6,032,029
Fixed maturity investments trading, at fair value	1,372,287	—
Other invested assets trading, at fair value	162,125	69,902
Other invested assets available for sale, at fair value (cost: 2009: $0; 2008: $89,229)	—	55,199

Total investments	7,208,205	6,157,130
Cash and cash equivalents	329,443	655,828
Restricted cash	16,511	50,439
Securities lending collateral	—	171,026
Insurance balances receivable	407,617	347,941
Prepaid reinsurance	198,136	192,582
Reinsurance recoverable	913,964	888,314
Accrued investment income	56,319	50,671
Deferred acquisition costs	102,976	86,181
Goodwill	268,532	268,532
Intangible assets	68,215	71,410
Balances receivable on sale of investments	222,627	12,371
Net deferred tax assets	20,984	22,452
Other assets	50,355	47,603

Total assets	$9,863,884	$9,022,480

LIABILITIES:
Reserve for losses and loss expenses	$4,749,602	$4,576,828
Unearned premiums	1,036,933	930,358
Reinsurance balances payable	99,315	95,129
Securities lending payable	—	177,010
Balances due on purchases of investments	332,667	—
Syndicated loan	—	243,750
Senior notes	498,888	498,796
Accounts payable and accrued liabilities	67,585	83,747

Total liabilities	$6,784,990	$6,605,618

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2009: 49,602,354 shares and 2008: 49,036,159 shares	$1,488	$1,471
Additional paid-in capital	1,341,661	1,314,785
Retained earnings	1,550,702	994,974
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	185,043	105,632

Total shareholders’ equity	$3,078,894	$2,416,862

Total liabilities and shareholders’ equity	$9,863,884	$9,022,480

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and nine months ended September 30, 2009 and 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Gross premiums written	$401,837	$290,981	$1,374,216	$1,134,638
Premiums ceded	(80,881)	(57,078)	(286,785)	(253,913)

Net premiums written	320,956	233,903	1,087,431	880,725
Change in unearned premiums	7,815	38,070	(101,020)	(66,804)

Net premiums earned	328,771	271,973	986,411	813,921
Net investment income	73,032	76,916	227,423	226,192
Net realized investment gains (losses)	46,861	(76,848)	88,556	(40,500)
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	(9,861)	(75,028)	(68,049)	(112,304)
Portion of loss recognized in other comprehensive income (loss), before taxes	7,908	—	18,659	—

Net impairment charges recognized in earnings	(1,953)	(75,028)	(49,390)	(112,304)
Other income	298	—	1,133	—

	447,009	197,013	1,254,133	887,309

EXPENSES:
Net losses and loss expenses	136,441	176,010	462,657	497,591
Acquisition costs	36,630	28,615	110,721	81,720
General and administrative expenses	58,586	40,794	179,575	130,445
Interest expense	9,523	9,515	29,492	28,538
Foreign exchange gain	(273)	(2,728)	(660)	(2,651)

	240,907	252,206	781,785	735,643

Income (loss) before income taxes	206,102	(55,193)	472,348	151,666
Income tax expense (recovery)	5,548	(8,826)	26,716	(12,117)

NET INCOME (LOSS)	200,554	(46,367)	445,632	163,783

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the period net of applicable deferred income tax (expense) recovery for three months 2009: $9,771; 2008: $(2,359); and nine months 2009: $9,330; 2008: $(2,601)	160,824	(183,081)	236,973	(243,047)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of applicable deferred income tax recovery for the three and nine months 2009: nil	(7,908)	—	(18,659)	—
Reclassification adjustment for net realized investment (gains) losses included in net income, net of applicable income tax expense (recovery)	(16,543)	124,258	(2,055)	113,320

Other comprehensive income (loss)	136,373	(58,823)	216,259	(129,727)

COMPREHENSIVE INCOME (LOSS)	$336,927	$(105,190)	$661,891	$34,056

PER SHARE DATA
Basic earnings (loss) per share	$4.05	$(0.95)	$9.01	$3.37
Diluted earnings (loss) per share	$3.83	$(0.95)	$8.62	$3.22
Weighted average common shares outstanding	49,574,266	49,007,389	49,449,809	48,547,839
Weighted average common shares and common share equivalents outstanding	52,345,913	49,007,389	51,676,006	50,869,098
Dividends declared per share	$0.18	$0.18	$0.54	$0.54
See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2009 and 2008
(Expressed in thousands of United States dollars)

			Accumulated
		Additional	Other
	Share	Paid-in	Comprehensive	Retained
	Capital	Capital	Income	Earnings	Total
December 31, 2008	$1,471	$1,314,785	$105,632	$994,974	$2,416,862
Cumulative effect adjustment upon adoption of FSP FAS 115-2(1), net of deferred taxes	—	—	(136,848)	136,848	—
Net income	—	—	—	445,632	445,632
Dividends	—	—	—	(26,752)	(26,752)
Other comprehensive income:
Unrealized gains	—	—	234,918	—	234,918
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	(18,659)	—	(18,659)

Total other comprehensive income	—	—	216,259	—	216,259
Stock compensation	17	26,876	—	—	26,893

September 30, 2009	$1,488	$1,341,661	$185,043	$1,550,702	$3,078,894

(1)	Cumulative effect adjustment reflects adoption of FSP FAS 115-2 (as described in Note 3 to the accompanying notes to the unaudited condensed consolidated financial statements) as of April 1, 2009.

			Accumulated
		Additional	Other
	Share	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842

Cumulative effect adjustment upon adoption of FAS 159	—	—	(26,262)	26,262	—
Net income	—	—	—	163,783	163,783
Dividends	—	—	—	(26,432)	(26,432)
Other comprehensive loss	—	—	(129,727)	—	(129,727)
Stock compensation	9	25,353	—	—	25,362

September 30, 2008	$1,471	$1,307,185	$(19,775)	$983,947	$2,272,828

See accompanying notes to the unaudited condensed consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2009 and 2008
(Expressed in thousands of United States dollars)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$445,632	$163,783
Adjustments to reconcile net income to cash provided by operating activities:
Net realized (gains) losses on sales of investments	(52,806)	1,016
Net impairment charges recognized in earnings	49,390	112,304
Mark to market adjustments	(35,750)	39,484
Stock compensation expense	25,078	20,980
Insurance balances receivable	(59,676)	(55,422)
Prepaid reinsurance	(5,554)	(2,325)
Reinsurance recoverable	(25,650)	(94,518)
Accrued investment income	(5,648)	6,122
Deferred acquisition costs	(16,795)	(9,712)
Net deferred tax assets	(7,862)	(2,716)
Other assets	(8,353)	(8,442)
Reserve for losses and loss expenses	172,774	278,989
Unearned premiums	106,575	69,128
Reinsurance balances payable	4,186	12,417
Accounts payable and accrued liabilities	(18,663)	(18,595)
Other items, net	321	(2,619)

Net cash provided by operating activities	567,199	509,874

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of fixed maturity investments	(8,627,492)	(3,544,183)
Purchases of other invested assets	(151,315)	(39,855)
Sales of fixed maturity investments	7,991,690	3,593,861
Sales of other invested assets	135,112	76,574
Net cash paid for acquisitions	—	(44,052)
Changes in securities lending collateral received	171,026	98,426
Purchases of fixed assets	(4,077)	(6,333)
Change in restricted cash	33,928	20,197

Net cash (used in) provided by investing activities	(451,128)	154,635

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(26,752)	(26,432)
Proceeds from the exercise of stock options	4,225	3,765
Repayment of syndicated loan	(243,750)	—
Changes in securities lending collateral	(177,010)	(98,426)

Net cash used in financing activities	(443,287)	(121,093)

Effect of exchange rate changes on foreign currency cash	831	(1,753)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(326,385)	541,663
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	655,828	202,582

CASH AND CASH EQUIVALENTS, END OF YEAR	$329,443	$744,245

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$41,364	$6,162
— Cash paid for interest expense	39,115	37,500
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
     Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the unaudited condensed consolidated balance sheets (“balance sheets”) and statements of cash flows have been made to prior period’s amounts to conform to the current period’s presentation.
     These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financials statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
3. NEW ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“FAS 168”), to establish codification as the single source of authoritative U.S. GAAP. FAS 168 is effective for interim and annual periods ending after September 15, 2009 and was adopted by the Company for the period ended September 30, 2009. As a result of the adoption of FAS 168, to the extent the Company refers to a specific standard under U.S. GAAP that was issued prior to July 1, 2009 in its notes to unaudited condensed consolidated financial statements, the Company will parenthetically disclose the corresponding section in the Accounting Standards Codification (“ASC”).

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     In April 2009 the FASB issued three FASB Staff Positions (“FSP”) — (1) FSP FAS 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), (2) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), and (3) FSP FAS 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 115-2 (ASC Section 320-10-65) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to remove the requirement that a company must have the intent and ability to hold a debt security until its anticipated recovery, but rather, under the revised guidance, a company must recognize other-than-temporary impairments (“OTTI”) on its income statement if it intends to sell the debt security or if it is more likely than not it will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new guidance also requires the recognition of OTTI if the present value of cash flows of a debt security expected to be collected is less than the amortized cost basis of the debt security. The Company adopted FSP FAS 115-2 beginning with the period ended June 30, 2009. For additional information regarding the Company’s adoption of FSP FAS 115-2, see Note 4 “Investments”.
     FSP FAS 157-4 (ASC Section 820-10-65) provides additional guidance for estimating fair value in accordance with U.S. GAAP when the volume and level of activity for an asset or liability has significantly decreased. This guidance provides a list of non-exhaustive factors a company should consider in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for that asset or liability (or similar assets or liabilities). If a company determines there has been a significant decrease in the volume and level of activity of an asset or liability, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate the fair value in accordance with U.S. GAAP. Additional guidance is also provided to identify circumstances that indicate a transaction is not orderly, and therefore, excluded as an observable input in the determination of fair value. The Company adopted FSP FAS 157-4 for the period ended June 30, 2009 and it did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
     FSP FAS 107-1 (ASC Section 825-10-65) requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues its interim financial statements. The Company has included the required disclosures about the fair value of its financial instruments in its interim financial statements starting with the period ended June 30, 2009. For additional information regarding the Company’s disclosures about the fair value of its financial instruments see Note 6 “Fair Value of Financial Instruments”.
     In addition, in April 2009, the SEC staff issued Staff Accounting Bulletin (“SAB”) 111 (ASC Section 320-10-S99) that amended Topic 5.M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities”. This SAB amends Topic 5.M. solely to include the staff’s view on equity securities and exclude debt securities from its scope. By excluding debt securities from the scope of Topic 5.M., companies are no longer required to assess if they have the intent and ability to hold available-for-sale debt securities until anticipated recovery to determine if there is OTTI. For additional information regarding the Company’s adoption of SAB 111, see Note 4 “Investments”.
     In May 2009, the FASB issued Statement No. 165 “Subsequent Events” (“FAS 165”) (ASC Section 855) to establish principles and requirements for events occurring after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 provides guidance to determine the period through which an entity should evaluate events or transactions that may require disclosure, the circumstances under which an entity should recognize such events or transactions and the related disclosures for such events or transactions. This guidance will not result in significant changes in the evaluation and disclosure of subsequent events as it is establishing generally accepted accounting principles that are consistent with current generally accepted auditing standards. For additional information regarding the Company’s subsequent events, see Note 14 “Subsequent Events”.
     In June 2009, the FASB issued Statement No. 167 “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) to improve financial reporting by companies involved with variable interest entities. FAS 167 amends the defining characteristics of a variable interest entity, consolidation guidance and required disclosures set forth by FASB Interpretation No. 46(R). FAS 167 will require companies to reconsider conclusions reached under the previous guidance and perform an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 is effective for interim and annual periods beginning after November 15, 2009 (January 1, 2010 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 167 and its potential impact on future financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 updated ASC Section 820-10 (“Fair Value Measurements”) to provide additional guidance on how to

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
measure liabilities at fair value for which a quoted price in an active market is not available. In this situation a company can either use the quoted price of an identical liability when traded as an asset or the quoted price of similar liabilities when traded as assets. The Company will adopt ASU 2009-05 effective October 1, 2009. As of September 30, 2009, the Company did not have any liabilities that it measured at fair value on its balance sheets and as a result does not expect the adoption of ASU 2009-05 to have a material impact on the Company results of operations or financial condition.
     In September 2009, the FASB issued ASU 2009-12 “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”). ASU 2009-12 updated ASC Section 820-10 to allow companies that hold certain investments within the scope of ASU 2009-12 to measure the fair value of these certain investments as their net asset value per share as a practical expedient. The Company will adopt ASU 2009-12 effective January 1, 2010 for its investments that are within its scope, which includes the Company’s hedge fund investments as they do not have readily determinable fair values and have characteristics of investment companies. As a result of the adoption of ASU 2009-12, the Company will cease measuring the lock-up provisions of its hedge fund investments in determining the fair value of its investments. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its results of operations or financial condition.
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, unrealized losses, OTTI recorded through other comprehensive income (“OCI”) and fair value of the Company’s available for sale investments by category as of September 30, 2009 and December 31, 2008 are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

				Other-than-
		Gross		temporary
		Unrealized	Unrealized	impairment
	Cost	Gains	Losses	OCI	Fair Value
September 30, 2009
U.S. Government and Government agencies	$1,099,141	$63,847	$(1,241)	$—	$1,161,747
Non-U.S. Government and Government agencies	352,265	21,980	(2,649)	—	371,596
States, municipalities and political subdivisions	274,657	26,581	(19)	—	301,219
Corporate debt:
Financial institutions	857,610	33,426	(5,312)	(2,014)	883,710
Industrials	946,899	50,699	(37)	—	997,561
Utilities	146,857	11,169	(6)	—	158,020
Residential mortgage backed:
Non-agency residential	216,111	3,492	(17,028)	(5,895)	196,680
Agency residential	932,263	39,322	(502)	—	971,083
Commercial mortgage backed	469,409	6,181	(18,171)	—	457,419
Asset backed	168,893	7,250	(384)	(1,001)	174,758

Total fixed maturity investments, available for sale	$5,464,105	$263,947	$(45,349)	$(8,910)	$5,673,793

December 31, 2008
U.S. Government and Government agencies	$1,608,230	$162,556	$(551)	$—	$1,770,235
Non-U.S. Government and Government agencies	272,186	12,738	(4,768)	—	280,156
States, municipalities and political subdivisions	350,044	19,618	(43)	—	369,619
Corporate debt:
Financial institutions	974,564	30,147	(9,991)	—	994,720
Industrials	292,512	3,725	(809)	—	295,428
Utilities	70,222	1,666	(66)	—	71,822
Residential mortgage backed:
Non-agency residential	249,298	67	(18,841)	—	230,523
Agency residential	1,336,567	47,726	(88)	—	1,384,205
Commercial mortgage backed	553,914	1,173	(79,878)	—	475,209
Asset backed	164,495	36	(4,419)	—	160,112

Total fixed maturity investments, available for sale	5,872,031	279,452	(119,454)	—	6,032,029
Global high-yield bond fund	89,229	—	(34,030)	—	55,199

Total investments, available for sale	$5,961,260	$279,452	$(153,484)	$—	$6,087,228

b) Trading Securities
     In accordance with U.S. GAAP, the Company elected the fair value option for certain newly acquired fixed maturity investments beginning April 1, 2009. U.S. GAAP permits entities to choose to measure financial instruments at fair value, with changes in fair value recognized in earnings, if certain conditions are met, including when an entity first acquires the financial instrument. As of September 30, 2009, the Company held $1,319,550 of fixed maturity investments for which the fair value option has been elected. The Company has elected the fair value option for certain newly acquired debt securities as the Company believes this approach provides more meaningful and relevant information about the overall performance of its debt securities as all gains or losses, whether realized or unrealized, are included in net income versus split between net income and accumulated other comprehensive income. As a result of electing the fair value option, any change in unrealized gains or losses is recognized in the unaudited condensed consolidated statements of operations and comprehensive income (“income statement”) and included in “net realized investment gains (losses)” and those securities are included in “fixed maturity investments trading, at fair value” on the balance sheets. During the three and nine months ended September 30, 2009, the Company recognized a realized gain of $23,904 and $20,431 in the income statement for changes in unrealized gains or losses, respectively. Interest income for debt securities that the Company has elected the fair value option for is accrued and recognized based on the contractual terms of the debt securities and is included in “net investment income” in the income statement.
     Also included in the Company’s trading securities are to-be-announced mortgage-backed securities (“TBA MBS”), fixed maturity investments that the Company accounts for as derivatives in accordance with U.S. GAAP. For additional information regarding these

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
investments, see Note 5, “Derivative Instruments”. As of September 30, 2009, the Company held $52,737 of fixed maturity investments that are accounted for as derivatives. As a result, these securities are included in “fixed maturity investments trading, at fair value” on the balance sheets and any change in unrealized gains or losses is recognized in the income statement and included in “net realized investment gains (losses)”. The Company recognized a realized loss of $2,741 during the three months ended September 30, 2009 and a realized gain of $304 during the nine months ended September 30, 2009 in the income statement for changes in unrealized gains or losses, respectively.
     Securities accounted for at fair value with changes in fair value recognized in the income statement by category as of September 30, 2009 and December 31, 2008 are as follows:

Fair Value
September 30, 2009
U.S. Government and Government agencies	$202,296
Non-U.S. Government and Government agencies	83,080
States, municipalities and political subdivisions	22,697
Corporate debt:
Financial institutions	273,113
Industrials	87,428
Utilities	10,652
Residential mortgage backed:
Non-agency residential	216,178
Agency residential	202,154
Asset backed	274,689

Total fixed maturity investments, trading	1,372,287
Hedge funds	161,840
Equity securities	285

Total	$1,534,412

December 31, 2008
Hedge funds	$48,573
Equity securities	21,329

Total	$69,902

     During the nine months ended September 30, 2009, the Company invested $138,703 in eight hedge fund investments. As of September 30, 2009, the Company’s hedge fund balance, which comprised 2.1% of the total fair value of its investments and cash and cash equivalents, consisted of eight hedge fund investments, which are summarized as follows by type of investment strategy:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Hedge Fund	Fair Value as of
Type	September 30, 2009	Investment Strategy
Secondary private equity funds	$ 11,449	Secondary private equity funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment to secondary market participants. The Company has invested in two secondary funds to purchase those primary limited partnership interests.

Distressed	$ 45,973	In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders.

Equity long/short	$ 52,321	In long/short equities, managers take positions in companies they deem to be undervalued and short stocks they believe to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position.

Multi-strategy	$ 52,097	Multi-strategy funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger, convertible and fixed income arbitrage and macro trading.

$161,840

     Of the Company’s hedge funds, only one, a multi-strategy fund, employed explicit leverage (i.e., the borrowing against securities), of 4% as of September 30, 2009. None of the secondary private equity, distressed and equity long/short funds in which the Company invests have used explicit leverage as of September 30, 2009.
c) Contractual Maturity Dates
     The contractual maturity dates of fixed maturity investments available for sale and trading as of September 30, 2009 are as follows:

	Amortized Cost	Fair Value
Due within one year	$242,809	$248,317
Due after one year through five years	2,667,596	2,774,247
Due after five years through ten years	1,247,207	1,316,017
Due after ten years	199,083	214,538
Mortgage backed	2,036,115	2,043,514
Asset backed	443,582	449,447

	$6,836,392	$7,046,080

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
d) Net Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fixed maturities and other investments	$74,857	$75,059	$230,438	$212,926
Other invested assets	—	703	1,487	6,619
Cash and cash equivalents	287	2,927	1,474	11,391
Expenses	(2,112)	(1,773)	(5,976)	(4,744)

Net investment income	$73,032	$76,916	$227,423	$226,192

e) Components of Realized Gains and Losses
     The proceeds from sales of available for sale securities for the three and nine months ended September 30, 2009 were $1,616,967 and $6,982,261, respectively. The proceeds from sales of available for sale securities for the three and nine months ended September 30, 2008 were $1,855,449 and $3,593,861, respectively. Components of realized gains and losses for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross realized gains on sale of securities	$19,438	$15,986	$113,710	$65,908
Gross realized losses on sale of securities	(943)	(65,218)	(60,904)	(66,924)
Mark-to-market changes	28,366	(27,616)	35,750	(39,484)

Net realized investment gains / (losses)	$46,861	$(76,848)	$88,556	$(40,500)

     During the nine months ended September 30, 2009, the Company sold all of its investments in equity securities with the exception of $285 in preferred securities for a realized loss of $387 and sold its investment in the global high-yield bond fund for a realized loss of $21,923.
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
     The following table summarizes the market value of our available for sale investments in an unrealized loss position for periods less than or greater than 12 months:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	September 30, 2009
			Other-than-
			temporary
	Gross Fair Value	Unrealized Loss	Impairment OCI
Less than 12 months
U.S. Government and Government agencies	$100,431	$(1,241)	$—
Non-U.S. Government and Government agencies	11,095	(966)	—
States, municipalities and political subdivisions	1,024	(19)	—
Corporate debt
Financial institutions	72,958	(2,253)	(2,014)
Industrials	1,697	(37)	—
Utilities	1,226	(6)	—
Residential mortgage backed
Non-agency residential	118,731	(14,457)	(5,629)
Agency residential	8,612	(477)	—
Commercial mortgage backed	26,858	(568)	—
Asset backed	32,432	(384)	(1,001)

	$375,064	$(20,408)	$(8,644)

More than 12 months
Non-U.S. Government and Government agencies	$18,679	$(1,683)	$—
Corporate debt
Financial institutions	18,690	(3,060)	—
Residential mortgage backed
Non-agency residential	23,338	(2,571)	(266)
Agency residential	254	(24)	—
Commercial mortgage backed	254,282	(17,603)	—

	$315,243	$(24,941)	$(266)

	$690,307	$(45,349)	$(8,910)

     As of September 30, 2009, there were approximately 153 securities in an unrealized loss position. The gross unrealized loss of $45,349 was primarily the result of the widening of credit spreads related to increases in market risk premium and reduced market liquidity over the past twelve months. Partially mitigating this loss was the improvement (tightening) in credit spreads over the past several months of the securities the Company holds in its investment portfolio, which was primarily due to improving market liquidity. Generally, as credit spreads widen, the market values of the securities the Company holds fall, and vice versa.
g) Other-than-temporary impairment charges
     i) Adoption of FSP FAS 115-2:
     Beginning April 1, 2009, the Company adopted FSP FAS 115-2 which amended the other-than-temporary impairment guidance for debt securities to remove the requirement that the Company must have the intent and ability to hold a debt security until its anticipated recovery. Under the revised guidance, the Company is required to recognize OTTI in the consolidated statements of operations and comprehensive income if the Company intends to sell the debt security or if it is more likely than not that the Company will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new guidance requires the recognition of OTTI if the present value of the expected cash flows of a debt security is less than the amortized cost basis of the debt security (“credit loss”).
     For the Company’s debt securities that are within the scope of the new guidance, the Company has applied the following policy to determine if OTTI exists at each reporting period:
•	The Company’s debt securities are managed by external investment portfolio managers. The Company requires them to provide a list of debt securities they intend to sell at the end of the reporting period. Any impairments in these securities are recognized as OTTI, with the difference between the amortized cost and fair value recognized in the income statement.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
•	At each reporting period the Company determines if it is more likely than not the Company will be required to sell a debt security before the recovery of its amortized cost basis. The Company analyzes its current and future contractual and non-contractual obligations relative to its expectation of future cash flows to determine if the Company will need to sell debt securities to fund its obligations. The Company considers factors such as trends in underwriting profitability, cash flows from operations, return on invested assets, property catastrophe losses, timing of payments and other specific contractual obligations that are coming due.
•	For debt securities that are in an unrealized loss position that the Company does not intend to sell, the Company assesses whether a credit loss exists. The amount of the credit loss is recognized in the consolidated statements of operations and comprehensive income and is included in “net impairment charges recognized in earnings”. The assessment involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value and (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position. The Company also looks to additional factors depending on the type of security as identified below:
•	Corporate bonds: The credit rating of the issuer as well as information from the Company’s investment portfolio managers and rating agencies. Based on all reasonably available information, the Company determines if a credit loss exists.
•	Mortgage backed and asset backed securities: The Company utilizes an independent third party service to identify mortgage backed or asset backed securities where possible principal and/or interest will not be paid. The independent third party service provides cash flow projections using default rate, delinquency rate and prepayment assumptions under different scenarios. The Company reviews the information received from the independent third party and the Company determines the present value of future cash flows.
     Following the Company’s review of the securities in the investment portfolio, 8 securities (7 mortgage-backed securities and 1 corporate bond) were considered to be other-than-temporarily impaired for the three months ended September 30, 2009 due to the present value of the expected cash flows being lower than the amortized cost. Of the $9,861 recognized as OTTI, $1,953 was recognized through earnings in the income statement due to credit related losses and $7,908 was recognized in “accumulated other comprehensive income” in the balance sheets.
     For the nine months ended September 30, 2009, 15 securities (13 mortgage-backed securities and 2 corporate bonds) were considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost as determined by the Company’s review of the securities in the investment portfolio. Of the $68,049 recognized as OTTI, $49,390 was recognized through earnings in the income statement due to credit related losses and $18,659 was recognized in “accumulated other comprehensive income” in the balance sheets.
     For the mortgage-backed securities for which OTTI was recognized through earnings during the nine months ended September 30, 2009, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed securities. The frequency of losses was measured as the credit default rate, which includes such factors such as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage backed securities. The following table shows the range of the credit default rates and severity rates for the mortgage-backed securities for which OTTI was recognized through earnings as well as the weighted average rates.

		Weighted
Significant	Range of	Average
Input	Inputs	of Input
Credit default rate	0.6% – 11.0%	6.1%

Severity rate	30.1% – 100.0%	37.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the income statement for the three and nine months ended September 30, 2009:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
Beginning balance of credit loss related to the adoption of FSP FAS 115-2	$12,614	$7,140
Additions for the credit loss for which OTTI was not previously recognized	1,135	4,302
Reductions for securities sold during the period (realized)	(1,826)	(1,826)
Reductions for OTTI previously recognized due to intent to sell	—	—
Additions resulting from the increase in credit losses	818	3,125
Reductions resulting from the improvement in expected cash flows	(2,230)	(2,230)

Ending balance of credit losses	$10,511	$10,511

          ii) Cumulative effect adjustment
     In accordance with the FSP FAS 115-2, the Company was required to recognize a cumulative effect adjustment to retained earnings for all debt securities for which the Company had previously recognized OTTI. The cumulative effect adjustment was based on those fixed maturity securities that the Company held at April 1, 2009. The amount of the cumulative effect adjustment was determined by comparing the present value of the expected cash flows of each security with the amortized cost basis of the security as of April 1, 2009. The discount rate used to calculate the present value of the cash flows of securities that have fixed interest and principal payments was the rate in effect at the acquisition date. The discount rate used to calculate the present value of the cash flows of securities that have variable interest and principal payments was the rate in effect immediately prior to recognizing OTTI. The cumulative effect adjustment had the effect of re-establishing unrealized losses that were previously recognized in the income statement as OTTI. The Company recognized a cumulative effect adjustment of $136,848, net of applicable deferred income taxes of $1,677 as an increase to retained earnings and a reduction to accumulated other comprehensive income in the balance sheet.
          iii) Treatment Prior to the Adoption of FSP FAS 115-2:
     Prior to the adoption of FSP FAS 115-2, the Company reviewed the carrying value of its investments to determine if a decline in value was considered to be other-than-temporary. This review involved consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there had been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, the Company’s investment portfolio managers had the discretion to sell those investments at any time. As such, the Company recognized OTTI for those securities in an unrealized loss position each quarter as the Company could not assert that it had the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involved significant management judgment that included the determination of their fair value and the assessment of whether any decline in value was other than temporary. If the decline in value was determined to be other-than-temporary, then the Company recorded a realized loss in the statements of operations and comprehensive income in the period that it was determined, and the cost basis of that investment was reduced.
     Following the Company’s review of the securities in the investment portfolio, 181 and 388 securities were considered to be other-than-temporarily impaired for the three and nine months ended September 30, 2008, respectively. Consequently, the Company recorded OTTI of $75,028 and $112,304 within “net realized investment losses” in the income statements for the three and nine months ended September 30, 2008, respectively. OTTI was recognized for those securities in an unrealized loss position that the Company’s investment advisers had the discretion to sell.
5. DERIVATIVE INSTRUMENTS
     The Company uses currency forward contracts to manage currency exposure, which are the only derivative instruments used for risk management purposes. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange gain” in the income statement. The fair value of our currency forward contracts as of September 30, 2009 was a net receivable of $1,278 and was included in “other assets” in the balance sheet. The fair value of our currency forward contracts as of December 31, 2008 was a net payable of $1,544 and was included in “accounts payable and accrued expenses” in the balance sheet.
     The Company purchases TBA MBS which is a forward contract to acquire a mortgage-backed security where the underlying pools of mortgages are not known until the actual settlement date. By acquiring a TBA MBS, the Company is making a commitment to purchase a future issuance of mortgage-backed securities. The TBA MBS have defined risk profiles at the time of purchase as determined by the Company taking into consideration factors such as credit ratings, maturity, discounted cash flows, underlying collateral and geographic location. Based on the risk profile of the TBA MBS, pricing is obtained from the Barclay indices which utilize several observable inputs to determine fair market value, which include among others, treasury yields, new issuance and secondary trades, information provided by broker/dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. In accordance with U.S. GAAP, the Company accounts for the TBA MBS as a derivative contract as it is possible at the acquisition of the TBA MBS that the Company will settle it on a net basis by rolling it into another TBA MBS. The fair value of the TBA MBS was $52,737 as of September 30, 2009, and the Company recognized a realized loss of $2,741 and a realized gain of $304 during the three and nine months ended September 30, 2009 for the change in fair value of these securities.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:
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
     At each measurement date the Company estimates the fair value of the financial instruments using various valuation techniques. The Company utilizes, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, the Company utilizes valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The Company bases its determination of whether a market is active or inactive based on the spread between what a seller is asking for a security and what a buyer is bidding for that security. Spreads that are significantly above historical spreads are considered inactive markets. The Company also considers the volume of trading activity in the determination of whether a market is active or inactive.
     The Company utilizes independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of September 30, 2009. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker quotes, the Company also obtains prices from its investment portfolio managers and other sources (e.g., another pricing vendor),

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
and compares the prices obtained from the independent pricing sources to those obtained from the Company’s investment portfolio managers and other sources. The Company investigates any material differences, if any, between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of September 30, 2009.
     The following table shows the fair value of the Company’s financial instruments and where in the U.S. GAAP fair value hierarchy the fair value measurements are included as of September 30, 2009.

			Fair value measurement using:
			Quoted prices in	Significant
			active markets	other	Significant
			for identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and Government agencies	$1,364,043	$1,364,043	$840,345	$523,698	$—
Non-U.S. Government and Government
agencies	454,676	454,676		454,676

States, municipalities and political subdivisions	323,916	323,916		323,916
Corporate debt	2,410,484	2,410,484		2,410,484
Mortgage backed	2,043,514	2,043,514		2,043,514
Asset backed	449,447	449,447		449,447

Total fixed maturity investments	7,046,080	7,046,080
Total other invested assets, fair value	162,125	162,125	285		161,840

Total investments	7,208,205	7,208,205

Senior notes	498,888	535,665		535,665
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2009.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Mortgage-backed: Primarily comprised of AAA-rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
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
     Hedge funds: Comprised of hedge funds invested in a range of diversified strategies. The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager less a liquidity discount where hedge fund investments contain lock-up provisions that prevent immediate redemption. The Company considers these lock-up provisions to be obligations that market participants would assign a value to in determining the price of these hedge funds, and as such have considered these obligations in determining the fair value measurement of the related hedge funds. The liquidity discount was estimated by calculating the value of a protective put over the lock-up period. The protective put measures the risk of holding a restricted asset over a certain time period. The Company used the Black-Scholes option-pricing model to estimate the value of the protective put for each hedge fund. The aggregate liquidity discount recognized during the nine months ended September 30, 2009 was $310. The net asset value and the liquidity discount are significant unobservable inputs, and as such the fair values of the Company’s hedge funds are included in the Level 3 fair value hierarchy.
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg, which was 107.1% of their principal amount, providing an effective yield of 6.2% as of September 30, 2009. The fair value of the senior notes is included in the Level 2 fair value hierarchy.
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009.

	Fair value measurement using significant
	unobservable inputs (Level 3):
	hedge funds
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Opening balance	$132,560	$192,661	$48,573	$241,435
Total gains or losses included in earnings:
Realized (losses) gains	(432)	2,449	(3,007)	8,562
Change in fair value of hedge fund investments	7,052	(27,617)	15,014	(39,484)
Purchases or sales	22,660	181	101,260	(42,839)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$161,840	$167,674	$161,840	$167,674

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
     The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the notes prior to maturity. The Senior Notes contain certain covenants that include (i)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
limitation on liens on stock of designated subsidiaries; (ii) limitation as to the disposition of stock of designated subsidiaries; and (iii) limitations on mergers, amalgamations, consolidations or sale of assets. The Company was in compliance with all covenants as of September 30, 2009 and December 31, 2008.
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
     In November 2007, the Company entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2009 and December 31, 2008.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000. The one lender in the Credit Facility with a $20,000 commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. This lender has not met its commitment under the Credit Facility and the Company does not expect them to be able to in the future.
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
     The following shows the Company’s trust accounts on deposit, as well as letter of credit facilities available, outstanding and remaining, and the collateral committed to support the letter of credit facilities as of September 30, 2009 and December 31, 2008:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	As of	As of
	September 30,	December 31,
	2009	2008
Total trust accounts on deposit	$1,030,171	$892,634
Total letters of credit facilities available:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letters of credit facilities available	1,700,000	1,700,000

Total letters of credit facilities outstanding:
Citibank Europe plc	783,163	769,853
Credit Facility	207,174	217,175

Total letters of credit facilities outstanding	990,337	987,028

Total letters of credit facilities remaining:
Citibank Europe plc	116,837	130,147
Credit Facility(1)	592,826	332,825

Total letters of credit facilities remaining	709,663	462,972

Collateral committed to support the letter of credit facilities	$1,213,388	$1,312,976

(1)	Net of any borrowing or repayments under the Unsecured Facility.
8. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets for the nine months ended September 30, 2009 and the year ended December 31, 2008:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2007	$—	$3,920	$—	$3,920
Additions	268,532	20,000	48,200	336,732
Amortization	—	—	(710)	(710)

Net balance at December 31, 2008	268,532	23,920	47,490	339,942
Additions	—	—	—	—
Amortization	—	—	(3,195)	(3,195)

Net balance at September 30, 2009	268,532	23,920	44,295	336,747

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(3,905)	(3,905)

Net balance	$268,532	$23,920	$44,295	$336,747

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
     On October 20, 2008, the Company completed the acquisition of Darwin Professional Underwriters, Inc. (“Darwin”). The fair value of the insurance licenses acquired was $8,000 at acquisition and was recorded as an intangible asset with an indefinite life. The fair value of the trademark, renewal rights, covenants-not-to-compete and the internally developed software acquired was $48,200 at acquisition and was recorded as intangible assets with finite lives. The remaining amortization of the intangible assets with finite lives for the remainder of the year ended December 31, 2009, the years ended December 31, 2010, 2011, 2012, 2013 and thereafter will be $1,032, $3,977, $3,471, $3,027, $3,027 and $29,761, respectively. The Company also recognized goodwill of $264,615 related to the acquisition. The goodwill and intangible assets acquired are included in the U.S. insurance operating segment.
9. INCOME TAXES
     Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the U.K. and Ireland. The tax years open to examination by the U.S. Internal Revenue Service (“IRS”) for the U.S. subsidiaries are the fiscal years from 2005 to the present. The tax years open to examination by the Inland Revenue for the U.K. branches are fiscal years from 2007 to the present. The tax years open to examination by Irish Revenue Commissioners for the Irish subsidiaries are the fiscal years from 2004 to the present. To the best of the Company’s knowledge, there are no examinations pending by the Inland Revenue or the Irish Revenue Commissioners. The Company received notification from the IRS dated April 17, 2009 that its federal excise tax return for the quarter ended December 31, 2008 has been selected for examination and the IRS is currently conducting an examination of Darwin’s 2006 tax returns. The IRS’s examinations are in their preliminary stages.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company has not recorded any interest or penalties during the three and six months ended June 30, 2009 and 2008 and has not accrued any payment of interest or penalties as of September 30, 2009.
     The Company does not expect any material unrecognized tax benefits within 12 months of January 1, 2009.
10. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of September 30, 2009 and December 31, 2008 was $10,000.
     The issued share capital consists of the following:

	September 30,	December 31,
	2009	2008
Common shares issued and fully paid, par value $0.03 per share	49,602,354	49,036,159

Share capital at end of period	$1,488	$1,471

     As of September 30, 2009, there were outstanding 40,801,621 voting common shares and 8,800,733 non-voting common shares.
b) Dividends
     In 2009, the Company has paid quarterly dividends of $0.18 per common share on April 2, 2009, June 11, 2009 and September 10, 2009, payable to shareholders of record on March 17, 2009, May 26, 2009 and August 25, 2009, respectively. The total dividends paid amounted to $26,752.
     For the nine months ended September 30, 2008, the Company paid quarterly dividends of $0.18 per common share on April 3, 2008, June 12, 2008 and September 11, 2008, payable to shareholders of record on March 18, 2008, May 27, 2008 and August 26, 2008, respectively. The total dividends paid amounted to $26,432.
c) Share Warrants
     In conjunction with the private placement offering at the formation of Holdings, Holdings granted warrants to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire on November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. As of September 30, 2009, none of these founder warrants have been exercised.
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

	Nine Months Ended September 30, 2009
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,358,151	$33.63
Granted	279,540	38.97
Exercised	(144,454)	29.25
Forfeited	(41,790)	41.64

Outstanding at end of period	1,451,447	$34.86

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Assumptions used in the option-pricing model for the options granted during the nine months ended September 30, 2009:

Options granted during
the Nine Months ended
September 30, 2009
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
     Compensation expense of $643 and $614 relating to the options has been recognized in “general and administrative expenses” in the Company’s income statements for the three months ended September 30, 2009 and 2008, respectively. Compensation expense of $1,950 and $1,794 relating to the options has been recognized in “general and administrative expenses” in the Company’s income statements for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company recorded in “additional paid-in capital” on the balance sheets amounts of $24,454 and $18,375, respectively, in connection with all options granted.
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

	Nine Months Ended September 30, 2009
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	971,707	$36.81
RSUs granted	133,575	39.01
RSUs fully vested	(149,989)	40.31
RSUs forfeited	(29,856)	37.95

Outstanding RSUs at end of period	925,437	$36.52

     Compensation expense of $2,101 and $2,178 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s income statements for the three months ended September 30, 2009 and 2008, respectively. Compensation expense of $6,725 and $5,930 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s income statements for the nine months ended September 30, 2009 and 2008, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. As of September 30, 2009 and December 31, 2008, the Company has recorded $26,549 and $20,247, respectively, in “additional paid-in capital” on the balance sheets in connection with the RSUs awarded.

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

	Nine Months Ended September 30, 2009
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	1,066,319	$41.61
LTIP awards granted	278,759	39.02
Additional LTIP awards granted due to the achievement of 2006 – 2008 performance criteria	98,338	34.00
LTIP awards fully vested	(295,005)	34.00

Outstanding LTIP awards at end of period	1,148,411	$42.28

     Compensation expense of $4,618 and $4,563 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s income statements for the three months ended September 30, 2009 and 2008, respectively. Compensation expense of $13,902 and $13,256 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s income statements for the nine months ended September 30, 2009 and 2008, respectively. The compensation expense for the LTIP is based on the fair market value of Holdings’ common shares at the time of grant. As of September 30, 2009 and December 31, 2008, the Company has recorded $48,100 and $34,206, respectively, in “additional paid-in capital” on the balance sheets in connection with the LTIP awards.
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
d) Cash-equivalent stock awards
     During 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and LTIP awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Holdings’ common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the income statement. As of September 30, 2009, the liability for the cash-equivalent stock awards was $2,501 and the expense recognized during the three and nine months ended September 30, 2009 was $1,156 and $2,501, respectively.
     The following table shows the stock-related compensation expense relating to the stock options, RSUs, LTIP awards and cash-equivalent stock awards for the three and nine months ended September 30, 2009 and 2008.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	$643	$614	$1,950	$1,794
RSUs	2,101	2,178	6,725	5,930
LTIP	4,618	4,563	13,902	13,256
Cash-equivalent stock awards	1,156	—	2,501	—

Total stock-related compensation expense	$8,518	$7,355	$25,078	$20,980

12. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share
Net income (loss)	$200,554	$(46,367)	$445,632	$163,783
Weighted average common shares outstanding	49,574,266	49,007,389	49,449,809	48,547,839

Basic earnings (loss) per share	$4.05	$(0.95)	$9.01	$3.37

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Diluted earnings (loss) per share
Net income (loss)	$200,554	$(46,367)	$445,632	$163,783
Weighted average common shares outstanding	49,574,266	49,007,389	49,449,809	48,547,839
Share equivalents:
Warrants and options	1,493,624	—	1,045,005	1,233,430
Restricted stock units	449,945	—	376,212	405,064
LTIP awards	828,078	—	804,980	682,765

Weighted average common shares and common share equivalents outstanding — diluted	52,345,913	49,007,389	51,676,006	50,869,098

Diluted earnings (loss) per share	$3.83	$(0.95)	$8.62	$3.22

     For the three-month period ended September 30, 2009, 593,704 stock options and 4,800 RSUs were considered antidilutive and were therefore excluded from the calculation of diluted earnings per share. For the nine-month period ended September 30, 2009, 719,462 stock options and 151,234 RSUs were considered antidilutive and were therefore excluded from the calculation of diluted earnings per share.
     For the three-month period ended September 30, 2008, no common share equivalents were included in calculating diluted earnings per share as there was a net loss and any additional shares would be antidilutive. As a result, a total of 5,500,000 warrants, 1,365,351 employee stock options, 905,621 RSUs and 1,066,319 LTIP awards have been excluded from this calculation. For the nine-month period ended September 30, 2008, a weighted average of 419,439 employee stock options were antidilutive and were therefore excluded from the calculation.
13. SEGMENT INFORMATION
     The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. During the first quarter of 2009, Holdings’ Chief Executive Officer (the chief operating decision maker) realigned the Company’s management reporting structure due to organizational changes and the growth of the Company’s direct specialty insurance operations in the United States, including the Company’s acquisition of Darwin, and an increasing emphasis on markets and customers served. As a result, management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. There were no changes to how management monitors its reinsurance underwriting operations. Accordingly, the reinsurance segment continues to be reported on its historical basis without any modifications. The Company is currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All product lines fall within these classifications.
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
     The following table provides a summary of the segment results for the three and nine months ended September 30, 2009 and 2008. All segment information for the three and nine months ended September 30, 2008 has been recast under the new segment format.

		International
Three months ended September 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$169,629	$107,768	$124,440	$401,837
Net premium written	126,600	69,939	124,417	320,956
Net premium earned	111,558	97,705	119,508	328,771
Other income	298	—	—	298
Net losses and loss expenses	(42,071)	(28,301)	(66,069)	(136,441)
Acquisition costs	(14,354)	(516)	(21,760)	(36,630)
General and administrative expenses	(26,994)	(19,866)	(11,726)	(58,586)

Underwriting income	28,437	49,022	19,953	97,412
Net investment income				73,032
Net realized investment gains				46,861
Net impairment charges recognized in earnings				(1,953)
Interest expense				(9,523)
Foreign exchange gain				273

Income before income taxes				$206,102

Loss and loss expense ratio	37.7%	29.0%	55.3%	41.5%
Acquisition cost ratio	12.9%	0.5%	18.2%	11.1%
General and administrative expense ratio	24.2%	20.3%	9.8%	17.8%

Combined ratio	74.8%	49.8%	83.3%	70.4%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Three months ended September 30, 2008	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$64,828	$132,612	$93,541	$290,981
Net premium written	45,674	95,943	92,286	233,903
Net premium earned	32,034	116,377	123,562	271,973
Other income	—	—	—	—
Net losses and loss expenses	(29,728)	(88,328)	(57,954)	(176,010)
Acquisition costs	(2,852)	(1,794)	(23,969)	(28,615)
General and administrative expenses	(10,609)	(18,483)	(11,702)	(40,794)

Underwriting (loss) income	(11,155)	7,772	29,937	26,554
Net investment income				76,916
Net realized investment losses				(76,848)
Net impairment charges recognized in earnings				(75,028)
Interest expense				(9,515)
Foreign exchange gain				2,728

Loss before income taxes				$(55,193)

Loss and loss expense ratio	92.8%	75.9%	46.9%	64.7%
Acquisition cost ratio	8.9%	1.5%	19.4%	10.5%
General and administrative expense ratio	33.1%	15.9%	9.5%	15.0%

Combined ratio	134.8%	93.3%	75.8%	90.2%

		International
Nine months ended September 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$505,710	$425,672	$442,834	$1,374,216
Net premium written	369,912	275,066	442,453	1,087,431
Net premium earned	327,850	320,706	337,855	986,411
Other income	1,133	—	—	1,133
Net losses and loss expenses	(143,090)	(141,595)	(177,972)	(462,657)
Acquisition costs	(42,308)	(3,243)	(65,170)	(110,721)
General and administrative expenses	(86,518)	(58,599)	(34,458)	(179,575)

Underwriting income	57,067	117,269	60,255	234,591
Net investment income				227,423
Net realized investment gains				88,556
Net impairment charges recognized in earnings				(49,390)
Interest expense				(29,492)
Foreign exchange gain				660

Income before income taxes				$472,348

Loss and loss expense ratio	43.6%	44.2%	52.7%	46.9%
Acquisition cost ratio	12.9%	1.0%	19.3%	11.2%
General and administrative expense ratio	26.4%	18.3%	10.2%	18.2%

Combined ratio	82.9%	63.5%	82.2%	76.3%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Nine months ended September 30, 2008	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$166,314	$548,433	$419,891	$1,134,638
Net premium written	104,437	358,036	418,252	880,725
Net premium earned	93,758	357,116	363,047	813,921
Other income	—	—	—	—
Net losses and loss expenses	(68,791)	(241,484)	(187,316)	(497,591)
Acquisition costs	(8,469)	(2,249)	(71,002)	(81,720)
General and administrative expenses	(39,452)	(59,091)	(31,902)	(130,445)

Underwrting (loss) income	(22,954)	54,292	72,827	104,165
Net investment income				226,192
Net realized investment losses				(40,500)
Net impairment charges recognized in earnings				(112,304)
Interest expense				(28,538)
Foreign exchange gain				2,651

Income before income taxes				$151,666

Loss and loss expense ratio	73.4%	67.6%	51.6%	61.1%
Acquisition cost ratio	9.0%	0.6%	19.6%	10.0%
General and administrative expense ratio	42.1%	16.5%	8.8%	16.0%

Combined ratio	124.5%	84.7%	80.0%	87.1%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$202,302	$87,432	$615,095	$189,790
Bermuda	93,638	113,301	363,950	567,865
Europe	23,344	33,170	106,257	123,070
Hong Kong	1,672	—	2,129	—

Total net premiums written	$320,956	$233,903	$1,087,431	$880,725

     The decrease in net premiums written for the Bermuda operations was due to the continued non-renewal of business that did not meet the Company’s underwriting requirements and due to the fact that certain treaties that were previously written in Bermuda during the nine months ended September 30, 2008 were renewed by one of the Company’s U.S. companies or by the Company’s Swiss reinsurance operations during the nine months ended September 30, 2009. The increase in net premiums written in the United States was primarily driven by the inclusion of Darwin for the nine months ended September 30, 2009 following the acquisition in October 2008, as well as the renewal of certain treaties previously written in Bermuda.
14. SUBSEQUENT EVENTS
As of November 6, 2009, the date of financial statement issuance, one nonrecognized subsequent event was identified. On November 5, 2009, the Company declared a quarterly dividend of $0.20 per common share, payable on December 10, 2009 to shareholders of record on November 24, 2009.

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
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries or branches based in Bermuda, the United States, Europe and Hong Kong. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of September 30, 2009, we had $9.9 billion of total assets, $3.1 billion of shareholders’ equity and $3.6 billion of total capital, which includes shareholders’ equity and senior notes.
     Our results of operations were positively impacted by the inclusion of Darwin Professional Underwriters, Inc. (“Darwin”) for the three and nine months ended September 30, 2009. We completed our acquisition of Darwin in October 2008 and as such our results of operations for the three and nine months ended September 30, 2008 did not include Darwin’s results. Our consolidated gross premiums written increased $110.8 million, or 38.1%, to $401.8 million for the three months ended September 30, 2009 compared to $291.0 million for the three months ended September 30, 2008. Our consolidated gross premiums written increased $239.6 million, or 21.1%, to $1,374.2 million for the nine months ended September 30, 2009 compared to $1,134.6 million for the nine months ended September 30, 2008. Our net income for the three and nine months ended September 30, 2009 was $200.6 million and $445.6 million, respectively. For the three months ended September 30, 2008 we had a net loss of $46.4 million and for the nine months ended September 30, 2008, we had net income of $163.8 million. The increase in net income for the three months ended and the nine months ended September 30, 2009 compared to the prior periods was primarily due to insignificant catastrophe activity, net realized investment gains and lower impairment charges on our investments.
Recent Developments
Change to Segment Reporting
     During the first quarter of 2009, our Chief Executive Officer (our chief operating decision maker) realigned the company’s management reporting structure due to organizational changes and the growth of our direct specialty insurance operations in the United States, including our acquisition of Darwin, and an increasing emphasis on markets and customers served. As a result, management monitors the performance of its direct underwriting operations based on the geographic location of the company’s offices, the markets and customers served and the type of accounts written. There were no changes to how management monitors its reinsurance underwriting operations. Accordingly, the reinsurance segment continues to be reported on its historical basis without any modifications. We are currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All product lines fall within these classifications.
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
     The discussion of our results of operations comparing the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008 are based on the new segments. All segment information for the three and nine months ended September 30, 2008 has been recast using the new segments.
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
     Due to changes in the recognition and presentation of other-than-temporary impairments (“OTTI”) of our available for sale debt securities based on guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009, OTTI, which was previously included in “net realized investment gains or losses”, will be presented separately in the consolidated statements of operations and comprehensive income (the “income statement”) as “net impairment charges recognized in earnings”. See “—Critical Accounting Policies—Other-Than-Temporary Impairments of Investments” for further discussion of the recognition and presentation of OTTI.
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
Other-Than-Temporary Impairment of Investments
     Effective April 1, 2009, we are required to recognize OTTI in the income statement if we intend to sell the debt security or if it is more likely than not we will be required to sell a debt security before the recovery of its amortized cost basis. In addition, we are required to recognize OTTI if the present value of the expected cash flows of a debt security is less than the amortized cost basis of the debt security (“credit loss”).
     We have applied the following policy to determine if OTTI exists at each reporting period:
•	Our debt securities are managed by external investment portfolio managers. We require them to provide us with a list of debt securities they intend to sell at the end of the reporting period. Any impairments in these securities are recognized as OTTI, with the difference between the amortized cost and fair value recognized in the income statement.

•	At each reporting period we determine if it is more likely than not we will be required to sell a debt security before the recovery of its amortized cost basis. We analyze our current and future contractual and non-contractual obligations relative to our expectation of future cash flows to determine if we will need to sell debt securities to fund our obligations. We consider factors such as trends in underwriting profitability, cash flows from operations, return on our invested assets, property catastrophe losses, timing of payments and other specific contractual obligations that are coming due.

•	For debt securities that are in an unrealized loss position that we do not intend to sell, we assess whether a credit loss exists. The amount of the credit loss is recognized in the income statement. The assessment involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value and (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position. We also look to additional factors depending on the type of security identified below:
•	Corporate bonds: The credit rating of the issuer as well as information from our investment portfolio managers and rating agencies. Based on all reasonably available information, we determine if a credit loss exists.

•	Mortgage backed and asset backed securities: We utilize an independent third party service to identify mortgage backed or asset backed securities where possible principal and/or interest will not be paid. The independent third party service provides cash flow projections using default rate, delinquency rate and prepayment assumptions under different scenarios. We review the information received from the independent third party and we determine the present value of future cash flows.

     Based on our review of the debt securities, for the three months ended September 30, 2009 we recognized a total of $9.9 million in OTTI, of which $7.9 million was recognized in accumulated other comprehensive income in the consolidated balance sheets and $2.0 million was recognized in the income statement. The $2.0 million of OTTI recognized in the income statement was all due to credit related losses where the anticipated discounted cash flows were lower than the amortized cost. The $2.0 million of OTTI recognized consisted of $1.4 million related to mortgage-backed securities and $0.6 million related to a corporate bond. We did not have securities with an unrealized loss as of September 30, 2009 that we intended to sell or that we were required to sell.
     For the nine months ended September 30, 2009, we recognized a total of $68.0 million in OTTI, of which $18.6 million was recognized in accumulated other comprehensive income in the consolidated balance sheets and $49.4 million was recognized in the income statement.
     For the mortgage-backed securities for which OTTI was recognized through earnings for the nine months ended September 30, 2009, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed securities. The frequency of losses was measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage backed securities. The following table shows the range of the credit default rates and severity rates for the mortgage-backed securities for which OTTI was recognized through earnings as well as the weighted average rates.

Significant Input	Range of Inputs	Weighted Average of Input
Credit default rate	0.6% – 11.0%	6.1%

Severity rate	30.1% – 100.0%	37.2%
     Prior to April 1, 2009, we reviewed the carrying value of our investments to determine if a decline in value was considered to be other than temporary. This review involved consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, our investment portfolio managers had the discretion to sell those investments at any time. As such, we recognized OTTI for those securities in an unrealized loss position each quarter as we could not assert that we had the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involves significant management judgment that included the determination of their fair value and the assessment of whether any decline in value was other than temporary. If the decline in value was determined to be other than temporary, then we recorded a realized loss in the statements of operations and comprehensive income in the period that it was determined, and the cost basis of that investment was reduced.
     For the three months ended March 31, 2009, 82 securities were considered to be other-than-temporarily impaired. Consequently, the Company recorded OTTI of $41.9 million within “net impairment charges recognized in earnings” on the income statement for the three months ended March 31, 2009. OTTI was recognized for those securities in an unrealized loss position that our investment advisers had the discretion to sell.
     For the three and nine months ended September 30, 2008, respectively, 181 and 388 securities were considered to be other-than-temporarily impaired. Consequently, we recorded OTTI of $75.0 million and $112.3 million within “net impairment charges recognized in earnings” on the income statement for the three and nine months ended September 30, 2008, respectively. OTTI was recognized for those securities in an unrealized loss position that our investment advisers had the discretion to sell.

Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions)
Gross premiums written	$401.8	$291.0	$1,374.2	$1,134.6

Net premiums written	$321.0	$233.9	$1,087.4	$880.7

Net premiums earned	328.8	272.0	986.4	813.9
Net investment income	73.0	76.9	227.4	226.2
Net realized investment gains (losses)	46.9	(76.9)	88.5	(40.5)
Net impairment charges recognized in earnings	(2.0)	(75.0)	(49.4)	(112.3)
Other income	0.3	—	1.1	—

	$447.0	$197.0	$1,254.0	$887.3

Net losses and loss expenses	$136.5	$176.0	$462.7	$497.6
Acquisition costs	36.6	28.6	110.7	81.7
General and administrative expenses	58.6	40.8	179.5	130.5
Interest expense	9.5	9.5	29.5	28.5
Foreign exchange gain	(0.3)	(2.7)	(0.7)	(2.7)

	$240.9	$252.2	$781.7	$735.6

Income (loss) before income taxes	$206.1	$(55.2)	$472.3	$151.7
Income tax expense (recovery)	5.5	(8.8)	26.7	(12.1)

Net income (loss)	$200.6	$(46.4)	$445.6	$163.8

Ratios
Loss and loss expense ratio	41.5%	64.7%	46.9%	61.1%
Acquisition cost ratio	11.1%	10.5%	11.2%	10.0%
General and administrative expense ratio	17.8%	15.0%	18.2%	16.0%
Expense ratio	28.9%	25.5%	29.4%	26.0%
Combined ratio	70.4%	90.2%	76.3%	87.1%
Comparison of Three Months Ended September 30, 2009 and 2008
Premiums
     Gross premiums written increased by $110.8 million, or 38.1%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $104.8 million, or 161.7%. The increase in gross premiums written was due to the inclusion of gross premiums written of $70.8 million from Darwin for the three months ended September 30, 2009 and higher gross premiums written by our other U.S. offices where attractive underwriting opportunities were present. There were no gross premiums written by Darwin for the three months ended September 30, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $34.0 million, or 52.4%, due to increased new business driven by our expansion in the United States, with new offices in Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of September 30, 2009 compared to September 30, 2008.

•	Gross premiums written in our international insurance segment decreased by $24.8 million, or 18.7%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. This was most noticeable in our general property and energy lines of business where gross premiums written decreased by $10.1 million and $6.3 million, respectively, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Also causing lower gross premiums written was a reduction of $5.7 million in professional liability business related to the financial services industry where rates were not sufficient for the risks given the ongoing market turmoil within that industry.

•	Gross premiums written in our reinsurance segment increased by $30.9 million, or 33.0%. The increase in gross premiums written was due to new business written and the timing of the renewal of one treaty. One of our professional liability reinsurance treaties that was previously written in the second quarter of 2008 for $18.5 million had an extension and was renewed in the third quarter of 2009 for $16.5 million causing higher gross premiums written during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Adjustments on estimated premiums were lower by $4.7 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. We recognized net downward adjustments of $1.9 million during the three months ended September 30, 2009 compared to net upward adjustments of $2.8 million during the three months ended September 30, 2008.
     The table below illustrates our gross premiums written by geographic location for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
United States	$245.3	$106.6	$138.7	130.1%
Bermuda	121.1	137.6	(16.5)	(12.0)
Europe	33.7	46.8	(13.1)	(28.0)
Hong Kong	1.7	—	1.7	n/a *

	$401.8	$291.0	$110.8	38.1%

*	n/a: not applicable
     Net premiums written increased by $87.1 million, or 37.2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in net premiums written was in-line with the increase in gross premiums written and was primarily driven by the inclusion of Darwin for the three months ended September 30, 2009. The increase in net premiums written from the acquisition of Darwin also included a $4.1 million increase in premiums ceded for variable-rated reinsurance contracts that have swing-rated provisions. Reported losses related to specific treaties from 2005 and 2007 loss years contributed to additional ceded premium of $4.1 million on the swing-rated reinsurance contracts. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.1% of gross premiums written for the three months ended September 30, 2009 compared to 19.6% for the same period in 2008. The increase in the ceded premium percentage was primarily due to the adjustment for variable-rated reinsurance contracts of Darwin that have swing-rated provisions.
     Net premiums earned increased by $56.8 million, or 20.9%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to the inclusion of $52.4 million of earned premium from Darwin for the three months ended September 30, 2009, adjusted for the $4.1 million increase in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which had been fully earned.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended September 30,
	2009	2008	2009	2008
U.S. insurance	42.2%	22.3%	33.9%	11.8%
International insurance	26.8%	45.6%	29.7%	42.8%
Reinsurance	31.0%	32.1%	36.4%	45.4%

Total	100.0%	100.0%	100.0%	100.0%

  Net Investment Income
     Net investment income decreased by $3.9 million, or 5.1%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily the result of lower accretion of book value to par value for our fixed maturity investments. As a result of the adoption of FASB Staff Position (“FSP”) FSP FAS 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, effective April 1, 2009 we increased the book value of our fixed maturity investments for any non-credit OTTI previously recognized, which resulted in higher book values and lower future accretions. We expect this trend to continue for the remainder of 2009. Please see Note 4(g) of the notes to the unaudited condensed consolidated financial statements regarding the change in OTTI policy. The annualized period book yield of the investment portfolio for the three months ended September 30, 2009 and 2008 was 4.1% and 4.7%, respectively. The decrease in book yield was primarily caused by the lower accretion explained above, higher investment management expenses and lower yields on our hedge fund investments and our cash and cash equivalent balances. Investment management expenses of $2.1 million and $1.8 million were incurred during the three months ended September 30, 2009 and 2008, respectively. The increase in investment management expenses was due to an increase in the size of our investment portfolio, the addition of our chief investment officer and the addition of two investment managers earlier in 2009.
     As of September 30, 2009, approximately 98% of our fixed income investments consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s Investors Service, with an average duration of approximately 3.2 years as of September 30, 2009. We decreased the duration of the investment portfolio from 3.4 years as of December 31, 2008 to 3.2 years as of September 30, 2009.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the three months ended September 30, 2009, we recognized $46.9 million in net realized investment gains compared to net realized investment losses of $76.9 million during the three months ended September 30, 2008. During the three months ended September 30, 2009, we recognized $2.0 million in net impairment charges recognized in earnings compared to $75.0 million during the three months ended September 30, 2008. Net realized investment gains of $46.9 million for the three months ended September 30, 2009 were comprised of the following:
•	Net realized investment gains of $28.4 million primarily related to the mark-to-market adjustments for our hedge fund investments and debt securities that are carried at fair value. We elected the fair value option under U.S. GAAP for certain debt securities that were newly acquired during the period. As a result, changes in fair value for these debt securities are recognized in the income statement. We expect to continue to elect the fair value option for certain newly acquired securities. Also during the three months ended September 30, 2009, we held several to-be-announced mortgage-backed securities (“TBA MBS”) that we account for as derivatives under U.S. GAAP, and as such any change in fair value of TBA MBS is recognized in the income statement. For further details on the TBA MBS, please refer to Note 5 in the notes to the unaudited condensed consolidated financial statements.

Mark-to-Market Adjustments
for the Three Months Ended
September 30, 2009
($ in millions)
Hedge funds and equity securities	$7.2
Debt securities accounted for as trading securities	23.9
Debt securities accounted for as derivatives	(2.7)

Total	$28.4

•	Net realized investment gains of $18.5 million from the sale of securities, primarily due to the sale of fixed maturity bonds.
     During the three months ended September 30, 2009, we had $2.0 million of net impairment charges recognized in earnings due to credit related losses where the anticipated discounted cash flows of various debt securities were lower than the amortized cost. The $2.0 million of net impairment charges recognized in earnings consisted of $1.4 million related to mortgage-backed securities and $0.6 million related to a corporate bond.

     Net realized investment losses of $76.9 million for the three months ended September 30, 2008 were comprised of the following:
•	Net realized investment losses of $49.3 million from the sale of securities. These investment losses included realized losses from the sale of our investments in Lehman Brothers Holdings Ltd bonds of $45.0 million, Morgan Stanley bonds of $15.0 million and Washington Mutual, Inc. bonds of $1.7 million, in addition to realized gains from the sale of other securities.

•	Net realized investment losses of $27.6 million related to the mark-to-market of our hedge fund investments.
     During the three months ended September 30, 2008, we recognized OTTI of $75.0 million related to declines in the market value of securities in our available for sale portfolio. OTTI was recognized due to our investment advisers having the discretion to sell these securities.
  Other Income
     The other income of $0.3 million for the three months ended September 30, 2009 represents fee income from the program administrator and wholesale brokerage operation we acquired as a part of our acquisition of Darwin.
  Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $39.5 million, or 22.4%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in net losses and loss expenses was due to less current year loss activity compared to the three months ended September 30, 2008, partially offset by lower net favorable prior year reserve development and the inclusion of Darwin for the three months ended September 30, 2009. During the three months ended September 30, 2008, we incurred net losses and loss expenses of $9.6 million and $62.0 million from Hurricanes Gustav and Ike, respectively.
     We recorded net favorable reserve development related to prior years of $73.5 million and $96.9 million during the three months ended September 30, 2009 and 2008, respectively. The following table shows the net favorable reserve development of $73.5 million by loss year for each of our segments for the three months ended September 30, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(2.4)	$(7.6)	$(9.2)	$(5.5)	$(3.7)	$(0.4)	$1.3	$(27.5)
International insurance	(0.2)	(0.8)	(5.2)	(22.5)	(3.9)	(2.1)	(8.0)	(42.7)
Reinsurance	(2.8)	(5.1)	(6.5)	(1.2)	(0.3)	8.1	4.5	(3.3)

Total	$(5.4)	$(13.5)	$(20.9)	$(29.2)	$(7.9)	$5.6	$(2.2)	$(73.5)

     The net unfavorable reserve development of $8.1 million for the 2007 loss year in our reinsurance segment was due to higher than expected reported professional liability losses.
     The following table shows the net favorable reserve development of $96.9 million by loss year for each of our segments for the three months ended September 30, 2008. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2008
	2002	2003	2004	2005	2006	2007	Total
	($ in millions)
U.S. insurance	$(0.7)	$(0.2)	$(3.5)	$(2.8)	$1.3	$1.9	$(4.0)
International insurance	(1.4)	(21.4)	(17.8)	(6.8)	(3.5)	(2.6)	(53.5)
Reinsurance	(0.2)	(4.5)	(12.8)	(19.0)	(2.2)	(0.7)	(39.4)

Total	$(2.3)	$(26.1)	$(34.1)	$(28.6)	$(4.4)	$(1.4)	$(96.9)

     The loss and loss expense ratio for the three months ended September 30, 2009 was 41.5% compared to 64.7% for the three months ended September 30, 2008. Net favorable reserve development recognized in the three months ended September 30, 2009 reduced the loss and loss expense ratio by 22.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 63.9%. Net favorable reserve development recognized in the three months ended September 30, 2008 reduced the loss and loss expense ratio by 35.6 percentage points. Thus, the loss and loss expense ratio related to that loss year was 100.3%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to insignificant catastrophe losses compared to $71.6 million of net losses recognized from Hurricanes Gustav and Ike as well as $19.2 million of additional reserves established for energy and general property attritional loss activity for the 2008 loss year during the three months ended September 30, 2008.
     We continue to review the impact of the subprime and credit market crisis on professional liability insurance policies and reinsurance contracts we write. We have high attachment points on many of our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. An “attachment point” is the loss point at which an insurance policy or reinsurance contract becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers. Based on claims information received to date and our analysis, the average attachment point for our professional liability insurance policies with potential subprime and credit related exposure is approximately $156.0 million with an average limit of $12.0 million (gross of reinsurance). The “limit” is the maximum aggregate amount we will insure or reinsure for a specified risk or portfolio of risks. Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. For our professional liability reinsurance contracts with subprime and credit related exposure that have been reported to us, the average attachment point is approximately $51.5 million with an average limit of approximately $1.9 million. We do not purchase retrocession coverage on our professional liability reinsurance contracts. At this time, we believe, based on the claims information received to date, that our provision for losses remains adequate. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly. As of September 30, 2009, we have established case reserves for subprime and credit related exposures of $47.7 million for professional liability insurance policies and $69.2 million for professional liability reinsurance contracts.
     The following table shows the components of the decrease in net losses and loss expenses of $39.5 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Three Months
	Ended
	September 30,		Dollar
	2009	2008	Change
	($ in millions)
Net losses paid	$108.6	$132.6	$(24.0)
Net change in reported case reserves	10.8	(8.8)	19.6
Net change in IBNR	17.1	52.2	(35.1)

Net losses and loss expenses	$136.5	$176.0	$(39.5)

     The decrease in net losses paid for the three months ended September 30, 2009 was primarily due to lower paid losses in our international insurance and reinsurance segments partially offset by the inclusion of Darwin and paid losses on the 2008 catastrophes. The increase in reported case reserves was primarily due to increased case reserves in our international insurance and reinsurance segments due to case reserves established on our casualty lines of business. The decrease in IBNR was due to lower IBNR in each of our operating segments primarily due to the increase in case reserves and net favorable reserve development in each of our operating segments.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2009	2008
Net reserves for losses and loss expenses, July 1	$3,804.0	$3,385.6
Incurred related to:
Current period non-catastrophe	210.0	201.5
Current period catastrophe	—	71.6
Prior period non-catastrophe	(73.4)	(96.9)
Prior period catastrophe	(0.1)	(0.2)

Total incurred	$136.5	$176.0
Paid related to:
Current period non-catastrophe	10.6	11.5
Current period catastrophe	—	—
Prior period non-catastrophe	81.1	109.5
Prior period catastrophe	16.9	11.6

Total paid	$108.6	$132.6
Foreign exchange revaluation	3.7	(7.5)

Net reserve for losses and loss expenses, September 30	3,835.6	3,421.5
Losses and loss expenses recoverable	914.0	777.3

Reserve for losses and loss expenses, September 30	$4,749.6	$4,198.8

  Acquisition Costs
     Acquisition costs increased by $8.0 million, or 28.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in acquisition costs was due to higher acquisition costs in our U.S. insurance segment primarily due to the inclusion of Darwin for the three months ended September 30, 2009. Acquisition costs as a percentage of net premiums earned were 11.1% for the three months ended September 30, 2009 compared to 10.5% for the same period in 2008. The increase was due to increased commissions charged by brokers for certain lines of business and the increase in gross premiums written in our U.S. insurance segment, which carry a higher acquisition cost ratio. Typically, middle-market business, which is the focus of the U.S. insurance segment, tends to have higher acquisition costs due to a significant number of competitors for that type of business.
  General and Administrative Expenses
     General and administrative expenses increased by $17.8 million, or 43.6%, for the three months ended September 30, 2009 compared to the same period in 2008. The increase in general and administrative expenses was primarily due to an overall increase in headcount, including the addition of Darwin employees. Our overall staff count increased to 628 as of September 30, 2009 from 351 as of September 30, 2008, primarily driven by the Darwin acquisition. As a result of the increased staff count, salary and employee welfare costs increased by $15.6 million including increased stock-related compensation costs of $1.2 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in salary and employee welfare costs was partially offset by a reduction in expense for the Darwin Long Term Incentive Plan (“Darwin LTIP”) of $0.4 million that we assumed as part of the Darwin acquisition. The amount incurred for the Darwin LTIP is a function of pre-acquisition underwriting profitability, including any subsequent loss reserve development.
     Our general and administrative expense ratio was 17.8% for the three months ended September 30, 2009, which was higher than the 15.0% for the three months ended September 30, 2008. The increase was primarily due to the factors discussed above.
     Our expense ratio was 28.9% for the three months ended September 30, 2009 compared to 25.5% for the three months ended September 30, 2008 due to an increase in both acquisition cost ratio and general and administrative expense ratio.

  Interest Expense
     Interest expense was $9.5 million for both the three months ended September 30, 2009 and September 30, 2008. Interest expense incurred during the three months ended September 30, 2009 and 2008 represented the quarterly interest expense on the senior notes.
  Net Income
     Net income for the three months ended September 30, 2009 was $200.6 million compared to net loss of $46.4 million for the three months ended September 30, 2008. The increase was primarily the result of higher net premiums earned, lower catastrophe losses, higher net realized investment gains and lower OTTI, partially offset by increased general and administrative expenses and higher income tax expense. Net income for the three months ended September 30, 2009 included a net foreign exchange gain of $0.3 million and an income tax expense $5.5 million. Net income for the three months ended September 30, 2008 included a net foreign exchange gain of $2.7 million and an income tax recovery of $8.8 million. The increase in income tax expense in the current period is primarily due to taxable income in our U.S. offices driven by the profitability of Darwin.
Comparison of Nine Months Ended September 30, 2009 and 2008
Premiums
     Gross premiums written increased by $239.6 million, or 21.1%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $339.4 million, or 204.1%. The increase in gross premiums written was due to the inclusion of gross premiums written of $216.7 million from Darwin for the nine months ended September 30, 2009 and higher gross premiums written by our other U.S. offices where attractive underwriting opportunities were present. There were no gross premiums written by Darwin for the nine months ended September 30, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $122.7 million, or 73.8%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Dallas, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of September 30, 2009 compared to September 30, 2008.

•	Gross premiums written in our international insurance segment decreased by $122.7 million, or 22.4%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. This was most noticeable in our general property and energy lines of business where gross premiums written decreased by $50.8 million and $34.3 million, respectively, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Also causing lower gross premiums written was a reduction of $24.2 million in professional liability business related to the financial services industry where rates were not sufficient for the risks given the ongoing market turmoil within that industry.

•	Gross premiums written in our reinsurance segment increased by $22.9 million, or 5.5%. The increase in gross premiums written was due to new business and higher net upward adjustments on estimated premiums partially offset by the non-renewal of certain contracts that did not meet our underwriting requirements (which included inadequate pricing and/or contract terms and conditions). Adjustments on estimated premiums were higher by $5.7 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We recognized net upward adjustments of $0.5 million during the nine months ended September 30, 2009 compared to net downward adjustments of $5.2 million during the nine months ended September 30, 2008.

     The table below illustrates our gross premiums written by geographic location for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
United States	$751.0	$251.7	$499.3	198.4%
Bermuda	473.8	693.6	(219.8)	(31.7)
Europe	147.3	189.3	(42.0)	(22.2)
Hong Kong	2.1	—	2.1	n/a

	$1,374.2	$1,134.6	$239.6	21.1%

     The decrease in gross premiums written for our Bermuda operations, in addition to the continued trend of the non-renewal of business that did not meet our underwriting requirements, was due to the fact that certain reinsurance contracts that were previously written in Bermuda during the nine months ended September 30, 2008 were renewed by one of our U.S. companies or by our Swiss reinsurance operations during the nine months ended September 30, 2009. Our U.S. reinsurance company commenced operations in April 2008 and renewed contracts previously written in Bermuda of $105.5 million during the nine months ended September 30, 2009. Our Swiss reinsurance operations commenced business in October 2008 and renewed contracts previously written in Bermuda of $13.7 million during the nine months ended September 30, 2009. The decrease in gross premiums written for our European operations was primarily due to the reduction in general property and energy gross premiums due to the non-renewal of business that did not meet our underwriting requirements. The increase in gross premiums written for our U.S. operations was primarily due to the inclusion of Darwin, higher gross premiums written by our other U.S. offices and the renewal of contracts by our U.S. reinsurance company previously written in Bermuda, as described above.
     Net premiums written increased by $206.7 million, or 23.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The percentage increase in net premiums written was slightly higher than the percentage increase in gross premiums written primarily driven by the inclusion of Darwin for the nine months ended September 30, 2009 and lower percentage of premiums ceded. The increase in net premiums written from the acquisition of Darwin also included a $6.0 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.9% of gross premiums written for the nine months ended September 30, 2009 compared to 22.4% for the same period in 2008.
     Net premiums earned increased by $172.5 million, or 21.2%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the inclusion of $172.4 million of earned premium from Darwin for the nine months ended September 30, 2009, including the $6.0 million adjustment for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which were fully earned, and the $5.2 million of return premiums on our property catastrophe reinsurance from May 1, 2008 to April 30, 2009 which were fully earned.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Nine Months Ended September 30,
	2009	2008	2009	2008
U.S. insurance	36.8%	14.7%	33.2%	11.5%
International insurance	31.0%	48.3%	32.5%	43.9%
Reinsurance	32.2%	37.0%	34.3%	44.6%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income increased by $1.2 million, or 0.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily the result of a larger fixed-maturity portfolio as of September 30, 2009 compared to September 30, 2008 due to the inclusion of Darwin and positive operating cash flows, partially offset by lower yields on our fixed-maturity portfolio and reduced accretion of book value to par value discussed above in our discussion of the three months ended September 30, 2009 and 2008. The annualized period book yield of the investment portfolio for the nine months ended September 30, 2009 and 2008 was 4.3% and 4.8%, respectively. Investment management expenses of $6.0 million and $4.8 million were incurred during the nine months ended September 30, 2009 and 2008, respectively. The increase in investment management expenses was due to an increase in the size of our investment portfolio, the addition of our chief investment officer and an increase in the number of investment managers during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the nine months ended September 30, 2009, we recognized $88.5 million in net realized investment gains compared to net realized investment losses of $40.5 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we recognized $49.4 million in net impairment charges recognized in earnings compared to $112.3 million during the nine months ended September 30, 2008. Net realized investment gains of $88.5 million for the nine months ended September 30, 2009 were comprised of the following:
•	Net realized investment gains of $35.7 million primarily related to the mark-to-market adjustments for our hedge fund investments and debt securities that are carried at fair value. During 2009 we elected the fair value option under U.S. GAAP for certain debt securities that were newly acquired during the period. Also during 2009, we held several TBA MBS’s that we account for as derivatives under U.S. GAAP and as such any change in fair value of TBA MBS is recognized in the income statement.

Mark-to-Market Adjustments
for the Nine Months Ended
September 30, 2009
($ in millions)
Hedge funds and equity securities	$15.0
Debt securities accounted for as trading securities	20.4
Debt securities accounted for as derivatives	0.3

Total	$35.7

•	Net realized investment gains of $52.8 million from the sale of securities. The net realized investment gains primarily consisted of net realized gains of $75.1 million from the sale of debt securities and hedge funds partially offset by a realized loss of $21.9 million related to the sale of our global high-yield bond fund. In addition, we sold $18.0 million of equity securities that we acquired as part of the acquisition of Darwin. We recognized a realized loss of $0.4 million from that sale.
     During the nine months ended September 30, 2009, we had $49.4 million of net impairment charges recognized in earnings, $7.5 million due to credit related losses where the anticipated discounted cash flows of the various debt securities were lower than the amortized cost, and $41.9 million of net impairment charges for those securities in an unrealized loss position where our investment managers had the discretion to sell.
     Net realized investment losses of $40.5 million for the nine months ended September 30, 2008 were comprised of the following:
•	Net realized investment losses of $39.5 million related to the mark-to-market of our hedge fund investments.

•	Net realized investment losses of $1.0 million from the sale of securities. We sold a number of securities during the nine months ended September 30, 2008 to capitalize the initial operations of our U.S. reinsurance platform and to fund the increased capitalization of our direct U.S. operations and our European operations. We recognized a net gain on the sale of those securities of $48.2 million, which was later offset by $49.2 million in net realized investments losses during the three months ended September 30, 2008.
     During the nine months ended September 30, 2008, we recognized OTTI of $112.3 million related to declines in the market value of securities in our available for sale portfolio. The declines in market value of these securities were primarily due to the widening of credit spreads caused by the decline in the U.S. housing market during the period. OTTI was recognized for those securities in an unrealized loss position due to our investment managers having the discretion to sell these securities.

  Other Income
     The other income of $1.1 million for the nine months ended September 30, 2009 represents fee income from the program administrator and wholesale brokerage operation we acquired as a part of our acquisition of Darwin.
  Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $34.9 million, or 7.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in net losses and loss expenses was due to lower storm activity, including Hurricanes Gustav and Ike, and fewer incidences of large individual property losses compared to those incurred during the nine months ended September 30, 2008, partially offset by lower net favorable reserve development.
     We recorded net favorable reserve development related to prior years of approximately $170.3 million and $189.8 million during the nine months ended September 30, 2009 and 2008, respectively. The following table shows the net favorable reserve development of $170.3 million by loss year for each of our segments for the nine months ended September 30, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(6.4)	$(21.2)	$(26.6)	$(14.0)	$3.7	$3.7	$5.2	$(55.6)
International insurance	(5.7)	(19.9)	(43.6)	(44.3)	18.0	(7.2)	12.6	(90.1)
Reinsurance	(3.2)	(14.2)	(12.5)	0.2	(0.6)	3.5	2.2	(24.6)

Total	$(15.3)	$(55.3)	$(82.7)	$(58.1)	$21.1	$—	$20.0	$(170.3)

     The net unfavorable reserve development of $18.0 million in our international insurance segment for the 2006 loss year related primarily to one full limit loss in the life sciences sector.
     The following table shows the net favorable reserve development of $189.8 million by loss year for each of our segments for the nine months ended September 30, 2008. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2008
	2002	2003	2004	2005	2006	2007	Total
	($ in millions)
U.S. insurance	$(2.9)	$(3.3)	$(4.2)	$(1.1)	$(0.2)	$0.7	$(11.0)
International insurance	(5.9)	(43.3)	(35.4)	(20.1)	(3.6)	(6.3)	(114.6)
Reinsurance	(0.2)	(4.5)	(12.8)	(41.8)	(2.2)	(2.7)	(64.2)

Total	$(9.0)	$(51.1)	$(52.4)	$(63.0)	$(6.0)	$(8.3)	$(189.8)

     The loss and loss expense ratio for the nine months ended September 30, 2009 was 46.9%, compared to 61.1% for the nine months ended September 30, 2008. Net favorable reserve development recognized in the nine months ended September 30, 2009 reduced the loss and loss expense ratio by 17.3 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 64.2%. Net favorable reserve development recognized in the nine months ended September 30, 2008 reduced the loss and loss expense ratio by 23.3 percentage points. Thus, the loss and loss expense ratio related to that loss year was 84.4%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity as compared to those incurred during the nine months ended September 30, 2008, which include Hurricanes Gustav and Ike and fewer incidences of large individual property losses.

     The following table shows the components of the decrease in net losses and loss expenses of $34.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	Nine Months
	Ended
	September 30,		Dollar
	2009	2008	Change
	($ in millions)
Net losses paid	$323.7	$308.0	$15.7
Net change in reported case reserves	55.8	28.1	27.7
Net change in IBNR	83.2	161.5	(78.3)

Net losses and loss expenses	$462.7	$497.6	$(34.9)

     Net losses paid increased for the nine months ended September 30, 2009 primarily due to the inclusion of Darwin and paid losses on the 2008 catastrophes partially offset by lower net paid losses in our international insurance segment. The increase in reported case reserves was primarily due to increased case reserves in our U.S. insurance segment due to case reserves established on our casualty lines of business. The decrease in IBNR was primarily due to lower IBNR in our international insurance and reinsurance segments primarily due to net favorable reserve development.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2009	2008
Net reserves for losses and loss expenses, January 1	$3,688.5	$3,237.0
Incurred related to:
Current period non-catastrophe	633.0	574.8
Current period property catastrophe	—	112.6
Prior period non-catastrophe	(171.9)	(156.4)
Prior period property catastrophe	1.6	(33.4)

Total incurred	$462.7	$497.6
Paid related to:
Current period non-catastrophe	15.5	21.7
Current period property catastrophe	—	—
Prior period non-catastrophe	253.9	248.4
Prior period property catastrophe	54.3	37.9

Total paid	$323.7	$308.0
Foreign exchange revaluation	8.1	(5.1)

Net reserve for losses and loss expenses, September 30	3,835.6	3,421.5
Losses and loss expenses recoverable	914.0	777.3

Reserve for losses and loss expenses, September 30	$4,749.6	$4,198.8

  Acquisition Costs
     Acquisition costs increased by $29.0 million, or 35.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in acquisition costs was due to higher acquisition costs in our U.S. insurance segment primarily due to the inclusion of Darwin for the nine months ended September 30, 2009. Acquisition costs as a percentage of net premiums earned were 11.2% for the nine months ended September 30, 2009 compared to 10.0% for the same period in 2008. The increase was due to increased commissions charged by brokers for certain lines of business and the increase in gross premiums written in our U.S. insurance segment, which carry a higher acquisition cost ratio. Typically, middle-market business, which is the focus of the U.S. insurance segment, tends to have higher acquisition costs due to a significant number of competitors for that type of business.

  General and Administrative Expenses
     General and administrative expenses increased by $49.0 million, or 37.5%, for the nine months ended September 30, 2009 compared to the same period in 2008. The increase in general and administrative expenses was primarily due to an overall increase in headcount, including the addition of Darwin employees. As a result of the increased staff count, salary and employee welfare costs increased by $44.0 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in salary and employee welfare costs included an expense for the Darwin LTIP of $5.1 million that we assumed as part of the Darwin acquisition. The amount incurred for the Darwin LTIP is a function of pre-acquisition underwriting profitability, including any subsequent loss reserve development. We also had increased stock-related compensation of $4.1 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These increases were partially offset by a reduction in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations. We incurred $0.9 million of these expenses during the nine months ended September 30, 2009, compared to $4.0 million during the nine months ended September 30, 2008.
     Our general and administrative expense ratio was 18.2% for the nine months ended September 30, 2009, which was higher than the 16.0% for the nine months ended September 30, 2008. The increase was primarily due to the factors discussed above.
     Our expense ratio was 29.4% for the nine months ended September 30, 2009 compared to 26.0% for the nine months ended September 30, 2008 due to an increase in both acquisition cost ratio and general and administrative expense ratio.
  Interest Expense
     Interest expense increased $1.0 million, or 3.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as a result of additional interest expense on our borrowing of $243.8 million from our $400 million unsecured revolving credit facility, which was paid in full in February 2009.
  Net Income
     Net income for the nine months ended September 30, 2009 was $445.6 million compared to net income of $163.8 million for the nine months ended September 30, 2008. The increase was primarily the result of higher net premiums earned, lower catastrophe losses, higher net realized investment gains and lower OTTI, partially offset by increased general and administrative expenses and higher income tax expense. Net income for the nine months ended September 30, 2009 included a net foreign exchange gain of $0.7 million and an income tax expense $26.7 million. Net income for the nine months ended September 30, 2008 included a net foreign exchange gain of $2.7 million and an income tax recovery of $12.1 million. The increase in income tax expense in the current period is primarily due to taxable income in our U.S. offices driven by the inclusion of Darwin.
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

U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions)
Revenues
Gross premiums written	$169.6	$64.8	$505.7	$166.3
Net premiums written	126.6	45.7	369.9	104.4
Net premiums earned	111.6	32.0	327.9	93.8
Other Income	0.3	—	1.1	—
Expenses
Net losses and loss expenses	42.1	29.7	143.1	68.8
Acquisition costs	14.3	2.8	42.3	8.5
General and administrative expenses	27.0	10.6	86.5	39.5
Underwriting Income	28.5	(11.1)	57.1	(23.0)
Ratios
Net losses and loss expense ratio	37.7%	92.8%	43.6%	73.4%
Acquisition cost ratio	12.9%	8.9%	12.9%	9.0%
General and administrative expense ratio	24.2%	33.1%	26.4%	42.1%
Expense ratio	37.1%	42.0%	39.3%	51.1%
Combined ratio	74.8%	134.8%	82.9%	124.5%
  Comparison of Three Months Ended September 30, 2009 and 2008
     Premiums. Gross premiums written increased by $104.8 million, or 161.7%, for the three months ended September 30, 2009 compared to the same period in 2008. The increase in gross premiums written was due to the inclusion of gross premiums written of $70.8 million from Darwin for the three months ended September 30, 2009 and higher gross premiums written by our other U.S. offices where attractive underwriting opportunities were present. There were no gross premiums written by Darwin for the three months ended September 30, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $34.0 million, or 52.4%, due to increased new business driven by our expansion in the United States, with new offices in Dallas, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of September 30, 2009 compared to September 30, 2008.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
Professional liability	$42.9	$20.8	$22.1	106.3%
Healthcare	42.2	3.1	39.1	1,261.3
General casualty	36.6	18.9	17.7	93.7
Programs	29.4	8.1	21.3	263.0
General property	13.4	13.9	(0.5)	(3.6)
Other	5.1	—	5.1	n/a

	$169.6	$64.8	$104.8	161.7%

     Net premiums written increased by $80.9 million, or 177.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in net premiums written was primarily driven by the inclusion of Darwin for the three months ended September 30, 2009. The increase in net premiums written from the acquisition of Darwin also included a $4.1 million increase in premiums ceded for variable-rated reinsurance contracts that have swing-rated provisions. Reported losses related to specific treaties from 2005 and 2007 loss years contributed to additional ceded premium of $4.1 million on the swing-rated reinsurance contracts. Overall, we ceded 25.4% of gross premiums written for the three months ended September 30, 2009 compared to 29.5% for the three months ended September 30, 2008. The decrease in the percentage of premiums ceded to reinsurers was primarily caused by a change in business mix to more casualty business with lower reinsurance cession percentages partially offset by the adjustment for Darwin reinsurance contracts that have swing-rated provisions.
     Net premiums earned increased $79.6 million, or 248.8%, primarily due to the inclusion of earned premium from Darwin for the three months ended September 30, 2009, including the $4.1 million increase in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which were fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $12.4 million, or 41.8%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in net losses and loss expenses was primarily due to the inclusion of Darwin for the three months ended September 30, 2009, partially offset by higher net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $27.5 million during the three months ended September 30, 2009 compared to net favorable reserve development of $4.0 million for the three months ended September 30, 2008.
     The $27.5 million of net favorable reserve development during the three months ended September 30, 2009 included the following:
•	Net favorable reserve development of $4.2 million for Darwin-related business comprised of $7.7 million of favorable development primarily the result of actual loss emergence being lower than the expected loss emergence for the healthcare and program lines of business for the 2005 through 2008 loss years and the professional liability line of business for the 2004 through 2006 loss years. This was offset by unfavorable development of $3.5 million primarily in the professional liability line of business for the 2007 and 2008 loss years.

•	Net favorable reserve development of $25.0 million for business written by our other U.S. offices primarily the result of general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the expected loss emergence for the 2002 through 2006 loss years and the general property line of business for the 2002 through 2008 loss years. During the three months ended September 30, 2009, we adjusted our weighting on actuarial methods utilized for the casualty lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method than the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $1.7 million for business written by our U.S. offices primarily due to higher than expected reported losses for the general casualty line of business for the 2008 loss year. The unfavorable reserve development is related to losses from the trucker’s liability class of business, which we currently are not writing.
     The $4.0 million of net favorable reserve development during the three months ended September 30, 2008 was primarily due to actual loss emergence being lower than the expected loss emergence for the property line of business for the 2004 and 2005 loss years offset by higher than expected actual loss emergence for the general casualty line of business for the 2006 and 2007 loss years.
     The loss and loss expense ratio for the three months ended September 30, 2009 was 37.7% compared to 92.8% for the three months ended September 30, 2008. Net favorable reserve development recognized in the three months ended September 30, 2009 decreased the loss and loss expense ratio by 24.6 percentage points. In addition, the $4.1 million increase in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions increased the loss and loss expense ratio by 2.1 percentage points. Thus, the loss and loss expense ratio for the current loss year was 60.2%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2008 decreased the loss and loss expense ratio by 12.5 percentage points. Thus, the loss and loss expense ratio for that loss year was 105.3%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity. Net incurred losses from Hurricanes Gustav and Ike of $1.2 million and $10.5 million, respectively, occurred during the three months ended September 30, 2008. We also wrote more healthcare and program business during the three months ended September 30, 2009, which carry lower expected loss and loss expense ratios than other lines of business.
     Net paid losses for the three months ended September 30, 2009 and 2008 were $31.1 million and $10.5 million, respectively. The increase in net paid losses was primarily due to the inclusion of Darwin for the three months ended September 30, 2009 and net paid losses on the 2008 windstorms.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2009	2008
Net reserves for losses and loss expenses, July 1	$869.3	$480.3
Incurred related to:
Current period non-catastrophe	69.6	22.1
Current period catastrophe	—	11.7
Prior period non-catastrophe	(25.6)	(4.9)
Prior period catastrophe	(1.9)	0.8

Total incurred	$42.1	$29.7
Paid related to:
Current period non-catastrophe	3.0	1.2
Current period catastrophe	—	—
Prior period non-catastrophe	23.9	6.6
Prior period catastrophe	4.2	2.7

Total paid	$31.1	$10.5
Net reserve for losses and loss expenses, September 30	880.3	499.5
Losses and loss expenses recoverable	340.7	167.8

Reserve for losses and loss expenses, September 30	$1,221.0	$667.3

     Acquisition costs. Acquisition costs increased by $11.5 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase was primarily caused by the inclusion of Darwin for the three months September 30, 2009. The acquisition cost ratio increased to 12.9% for the three months ended September 30, 2009 from 8.9% for the same period in 2008. The increase was due to higher gross premiums written in our program line of business, which carries higher acquisition costs than our other lines of business and includes profit commissions incurred.
     General and administrative expenses. General and administrative expenses increased by $16.4 million, or 154.7%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in general and administrative expenses was primarily due to the inclusion of Darwin for the three months ended September 30, 2009 and the addition of new offices in Los Angeles and Costa Mesa and staff in our other U.S. offices. Partially offsetting the increase in the general and administrative expenses was a reduction in the Darwin LTIP of $0.4 million. The decrease in the general and administrative expense ratio from 33.1% for the three months ended September 30, 2008 to 24.2% for the same period in 2009 was the result of the increase in net premiums earned. The trend of a lower general and administrative expense ratio is expected to continue for the remainder of the year as we continue to earn higher levels of net premiums.
  Comparison of Nine Months Ended September 30, 2009 and 2008
     Premiums. Gross premiums written increased by $339.4 million, or 204.1%, for the nine months ended September 30, 2009 compared to the same period in 2008. The increase in gross premiums written was due to the inclusion of gross premiums written of $216.7 million from Darwin for the nine months ended September 30, 2009 and higher gross premiums written by our other U.S. offices where attractive underwriting opportunities were present. There were no gross premiums written by Darwin for the nine months ended September 30, 2008 as the acquisition of Darwin occurred in October 2008. Gross premiums written by our U.S. offices, excluding Darwin, increased by $122.7 million, or 73.8%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Dallas, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of September 30, 2009 compared to September 30, 2008.

     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
Professional liability	$131.9	$54.0	$77.9	144.3%
Healthcare	128.4	11.6	116.8	1,006.9
General casualty	93.6	35.3	58.3	165.2
Programs	79.9	18.9	61.0	322.8
General property	58.5	46.5	12.0	25.8
Other	13.4	—	13.4	n/a

	$505.7	$166.3	$339.4	204.1%

     Net premiums written increased by $265.5 million, or 254.3%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in net premiums written was primarily driven by the inclusion of Darwin for the nine months ended September 30, 2009 partially offset by a $6.0 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. Overall, we ceded 26.9% of gross premiums written for the nine months ended September 30, 2009 compared to 37.2% for the nine months ended September 30, 2008. The decrease in the percentage of premiums ceded to reinsurers was primarily caused by a change in business mix to more casualty business with lower reinsurance cession percentages and the adjustment for Darwin reinsurance contracts that have swing-rated provisions.
     Net premiums earned increased $234.1 million, or 249.6%, primarily due to the inclusion of earned premium from Darwin for the nine months ended September 30, 2009, including the $6.0 million reduction in premiums ceded for variable-rated reinsurance contracts that have swing-rated provisions, which were fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $74.3 million, or 108.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in net losses and loss expenses was primarily due to the inclusion of Darwin for the nine months ended September 30, 2009 partially offset by higher net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $55.6 million during the nine months ended September 30, 2009 compared to net favorable reserve development of $11.0 million for the nine months ended September 30, 2008.
     The $55.6 million of net favorable reserve development during the nine months ended September 30, 2009 included the following:
•	Net favorable reserve development of $23.9 million for Darwin-related business. This was primarily the result of $28.3 million of net favorable reserve development due to actual loss emergence being lower than the expected loss emergence for the healthcare and program lines of business partially offset by net unfavorable reserve development of $4.4 million for the iBind and professional liability lines of business.

•	Net favorable reserve development of $59.6 million for business written by our other U.S. offices primarily the result of general casualty, professional lines and healthcare lines of business actual loss emergence being lower than the expected loss emergence for the 2002 through 2005 loss years. In addition, actual loss emergence was lower than the expected loss emergence in the property line of business for the 2002 through 2007 loss years as well as the program line of business for the 2006 through 2008 loss years. During the nine months ended September 30, 2009, we adjusted our weighting on actuarial methods utilized for the casualty lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method than the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $27.9 million for business written by our U.S. offices primarily due to higher than expected reported losses for the general casualty and professional liability lines of business for the 2006 through 2008 loss years and the general property line of business for the 2008 loss year.

     The $11.0 million of net favorable reserve development during the nine months ended September 30, 2008 was primarily due to actual loss emergence being lower than the expected loss emergence for the general property line of business for the 2002 through 2007 loss years.
     The loss and loss expense ratio for the nine months ended September 30, 2009 was 43.6% compared to 73.4% for the nine months ended September 30, 2008. Net favorable reserve development recognized in the nine months ended September 30, 2009 decreased the loss and loss expense ratio by 17.0 percentage points. In addition, the $6.0 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 1.1 percentage points. Thus, the loss and loss expense ratio for the current loss year was 61.7%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2008 decreased the loss and loss expense ratio by 11.7 percentage points. Thus, the loss and loss expense ratio for that loss year was 85.1%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses from Hurricanes Gustav and Ike of $1.2 million and $10.5 million, respectively, that occurred during the nine months ended September 30, 2008, and writing more healthcare and program business during the nine months ended September 30, 2009, which carry lower expected loss and loss expense ratios than other lines of business.
     Net paid losses for the nine months ended September 30, 2009 and 2008 were $82.2 million and $40.5 million, respectively. The increase in net paid losses was primarily due to the inclusion of Darwin for the nine months ended September 30, 2009 and net paid losses on the 2008 windstorms.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2009	2008
Net reserves for losses and loss expenses, January 1	$819.4	$471.2
Incurred related to:
Current period non-catastrophe	198.7	66.1
Current period catastrophe	—	13.7
Prior period non-catastrophe	(57.6)	(13.6)
Prior period catastrophe	2.0	2.6

Total incurred	$143.1	$68.8
Paid related to:
Current period non-catastrophe	5.5	1.3
Current period catastrophe	—	—
Prior period non-catastrophe	64.4	35.1
Prior period catastrophe	12.3	4.1

Total paid	$82.2	$40.5
Net reserve for losses and loss expenses, September 30	880.3	499.5
Losses and loss expenses recoverable	340.7	167.8

Reserve for losses and loss expenses, September 30	$1,221.0	$667.3

     Acquisition costs. Acquisition costs increased by $33.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily caused by the inclusion of Darwin for the nine months ended September 30, 2009. The acquisition cost ratio increased to 12.9% for the nine months ended September 30, 2009 from 9.0% for the same period in 2008. The increase was due to higher gross premiums written in our program line of business, which carries higher acquisition costs than our other lines of business and includes profit commissions incurred.
     General and administrative expenses. General and administrative expenses increased by $47.0 million, or 119.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in general and administrative expenses was primarily due to the inclusion of Darwin for the nine months ended September 30, 2009 and the addition of new offices in Atlanta, Dallas, Los Angeles and Costa Mesa and staff in our other U.S. offices. Included in the general and administrative expenses from Darwin was a $5.1 million expense for the Darwin LTIP. These increases were partially offset by a reduction in one-time expenses for the reimbursement of stock compensation and signing bonuses for new executives hired as a result of the expansion of our U.S. operations. We incurred $0.9 million of these expenses during the nine months ended September 30, 2009 compared to $2.8 million during the nine months ended September 30, 2008. The decrease in the general and administrative expense ratio from 42.1% for the nine months ended September 30, 2008 to 26.4% for the same period in 2009 was the result of the increase in net premiums earned. The trend of a lower general and administrative expense ratio is expected to continue for the remainder of the year as we continue to earn higher levels of net premiums.
International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions)
Revenues
Gross premiums written	$107.8	$132.6	$425.7	$548.4
Net premiums written	69.9	95.9	275.1	358.0
Net premiums earned	97.7	116.4	320.7	357.1
Expenses
Net losses and loss expenses	28.3	88.3	141.6	241.5
Acquisition costs	0.5	1.8	3.2	2.2
General and administrative expenses	19.9	18.5	58.6	59.1
Underwriting Income	49.0	7.8	117.3	54.3
Ratios
Net losses and loss expense ratio	29.0%	75.9%	44.2%	67.6%
Acquisition cost ratio	0.5%	1.5%	1.0%	0.6%
General and administrative expense ratio	20.3%	15.9%	18.3%	16.5%
Expense ratio	20.8%	17.4%	19.3%	17.1%
Combined ratio	49.8%	93.3%	63.5%	84.7%
  Comparison of Three Months Ended September 30, 2009 and 2008
     Premiums. Gross premiums written decreased by $24.8 million, or 18.7%, for the three months ended September 30, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the continued trend of the non-renewal of business (primarily property and energy business) that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition in our international insurance segment. Gross premiums written decreased by $10.1 million and $6.3 million in our general property and energy lines of business, respectively, as a result of pricing that did not meet our underwriting requirements and the non-renewal of 13 out of 18 energy accounts. Also causing lower gross premiums written was a reduction of $5.7 million in professional liability business related to the financial services industry where rates were not sufficient for the risks given the ongoing market turmoil within that industry.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
Professional liability	$36.5	$43.8	$(7.3)	(16.7)%
General casualty	26.2	31.0	(4.8)	(15.5)
General property	23.1	33.2	(10.1)	(30.4)
Healthcare	18.3	14.6	3.7	25.3
Energy	3.7	10.0	(6.3)	(63.0)

	$107.8	$132.6	$(24.8)	(18.7)%

     Net premiums written decreased $26.0 million, or 27.1%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in net premiums written was primarily due to the decrease in gross premiums written. We ceded to reinsurers 35.1% of gross premiums written for the three months ended September 30, 2009 compared to 27.7% for the three months ended September 30, 2008. The increase is primarily due to increased cessions on our general casualty and professional liability lines of business. Net premiums earned decreased $18.7 million, or 16.1%.
     Net losses and loss expenses. Net losses and loss expenses decreased by $60.0 million, or 68.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in net losses and loss expenses was primarily due to lower storm activity and fewer incidences of large individual property losses similar to those incurred during the three months ended September 30, 2008 partially offset by lower net favorable reserve development recognized. During the three months ended September 30, 2008 we experienced higher than expected loss activity, which included net losses and loss expenses incurred from Hurricanes Gustav and Ike of $5.9 million and $31.7 million, respectively. Overall, our international insurance segment recorded net favorable reserve development of $42.7 million during the three months ended September 30, 2009 compared to net favorable reserve development of $53.5 million for the three months ended September 30, 2008.
     The $42.7 million of net favorable reserve development recognized during the three months ended September 30, 2009 included the following:
•	Net favorable reserve development of $30.9 million related to the professional liability and healthcare lines of business due to actual loss emergence being lower than the expected loss emergence for the 2003 through 2005 loss years and the general casualty line of business for the 2002 through 2006 loss years. During the three months ended September 30, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $6.2 million related to the energy line of business due to actual loss emergence being lower than the expected loss emergence for the 2003 through 2008 loss years.

•	Net favorable reserve development of $5.6 million related to the general property line of business, which consisted of $7.0 million of net favorable reserve development due to actual loss emergence being lower than the expected loss emergence for the 2003, 2004 and 2006 through 2008 loss years and net unfavorable reserve development of $1.4 million due to higher than expected reported losses for the 2005 loss year.
     Net favorable reserve development of $53.5 million recognized during the three months ended September 30, 2008 included the following:
•	Net favorable reserve development of $35.2 million due to the general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the expected loss emergence for the 2002 through 2004 loss years.

•	Net favorable reserve development of $10.8 million related to the general property and energy lines of business due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2007 loss years.

•	Net favorable catastrophe reserve development of $7.5 million.
     The loss and loss expense ratio for the three months ended September 30, 2009 was 29.0%, compared to 75.9% for the three months ended September 30, 2008. The net favorable reserve development recognized during the three months ended September 30, 2009 decreased the loss and loss expense ratio by 43.7 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 72.7%. Comparatively, the net favorable reserve development recognized during the three months ended September 30, 2008 decreased the loss and loss expense ratio by 46.0 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 121.9%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses from Hurricanes Gustav and Ike of $5.9 million and $31.7 million, respectively, that occurred during the three months ended September 30, 2008 and fewer incidences of large individual property losses compared to those incurred during the three months ended September 30, 2008.
     Net paid losses for the three months ended September 30, 2009 and 2008 were $43.3 million and $77.7 million, respectively. The decrease in net paid losses was primarily due to lower net paid losses in our general casualty line of business.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2009	2008
Net reserves for losses and loss expenses, July 1	$1,830.8	$1,837.4
Incurred related to:
Current period non-catastrophe	71.0	104.3
Current period catastrophe	—	37.6
Prior period non-catastrophe	(42.9)	(46.1)
Prior period catastrophe	0.2	(7.5)

Total incurred	$28.3	$88.3
Paid related to:
Current period non-catastrophe	4.9	8.1
Current period catastrophe	—	—
Prior period non-catastrophe	27.1	67.8
Prior period catastrophe	11.3	1.8

Total paid	$43.3	$77.7
Foreign exchange revaluation	3.7	(7.5)

Net reserve for losses and loss expenses, September 30	1,819.5	1,840.5
Losses and loss expenses recoverable	571.6	604.6

Reserve for losses and loss expenses, September 30	$2,391.1	$2,445.1

     Acquisition costs. Acquisition costs decreased $1.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The acquisition cost ratio decreased slightly from 1.5% for the three months ended September 30, 2008 to 0.5% for the three months ended September 30, 2009 due to the increase in ceding commission income as a result of higher premiums ceded.
     General and administrative expenses. General and administrative expenses increased $1.4 million, or 7.6%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The general and administrative expense ratio for the three months ended September 30, 2009 and 2008 was 20.3% and 15.9%, respectively, due to relatively flat operating expenses while net premiums earned declined.
Comparison of Nine Months Ended September 30, 2009 and 2008
     Premiums. Gross premiums written decreased by $122.7 million, or 22.4%, for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the continued trend of the non-renewal of business (primarily property and energy business) that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition in our international insurance segment. Gross premiums written decreased by $50.8 million and $34.3 million in our general property and energy lines of business, respectively, as a result of pricing that did not meet our underwriting requirements and the non-renewal of 83 out of 98 energy accounts. Also causing lower gross premiums written was a reduction of $24.2 million in professional liability business related to the financial services industry where rates were not sufficient for the risks given the ongoing market turmoil within that industry.

     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
General property	$132.1	$182.9	$(50.8)	(27.8)%
Professional liability	124.7	151.2	(26.5)	(17.5)
General casualty	107.6	122.6	(15.0)	(12.2)
Healthcare	49.9	46.0	3.9	8.5
Energy	11.4	45.7	(34.3)	(75.1)

	$425.7	$548.4	$(122.7)	(22.4)%

     Net premiums written decreased $82.9 million, or 23.2%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in net premiums written was primarily due to the decrease in gross premiums written. We ceded to reinsurers 35.4% of gross premiums written for the nine months ended September 30, 2009 compared to 34.7% for the nine months ended September 30, 2008. Net premiums earned decreased $36.4 million, or 10.2%. The percentage decrease in net premiums earned was lower than the percentage decrease in net premiums written due to the return premiums on our property catastrophe reinsurance treaty from May 1, 2008 to April 30, 2009 of $4.0 million.
     Net losses and loss expenses. Net losses and loss expenses decreased by $99.9 million, or 41.4%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in net losses and loss expenses was due to lower storm activity, including Hurricanes Gustav and Ike, and fewer incidences of large individual property losses compared to those incurred during the nine months ended September 30, 2008, partially offset by lower net favorable reserve development recognized. Overall, our international insurance segment recorded net favorable reserve development of $90.1 million during the nine months ended September 30, 2009 compared to net favorable reserve development of $114.6 million for the nine months ended September 30, 2008.
     The $90.1 million of net favorable reserve development during the nine months ended September 30, 2009 included the following:
•	Net favorable reserve development of $107.3 million related to the general casualty, professional liability and healthcare lines of business due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2005 loss years. During the nine months ended September 30, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $24.4 million related to the general property and energy lines of business due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2007 loss years for the general property line of business and the 2004 loss year for the energy line of business.

•	Net unfavorable reserve development of $33.2 million related to the energy, general casualty and professional liability lines of business due to higher than expected reported losses for the 2005 through 2008 loss years for the energy line of business and the 2005 through 2008 loss years for the general casualty and professional liability lines of business.

•	Net unfavorable reserve development of $8.4 million primarily related to general property line of business due to higher than expected reported losses for the 2008 loss year.
     Net favorable reserve development of $114.6 million recognized during the nine months ended September 30, 2008 included the following:
•	Net favorable reserve development of $80.7 million due to the general casualty, professional liability and healthcare lines of business actual loss emergence being lower than the expected loss emergence for the 2002 through 2004 loss years.

•	Net favorable reserve development of $14.1 million primarily related to the general property and energy lines of business due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2007 loss years.

•	Net favorable catastrophe reserve development of $19.8 million.

     The loss and loss expense ratio for the nine months ended September 30, 2009 was 44.2%, compared to 67.6% for the nine months ended September 30, 2008. The net favorable reserve development recognized during the nine months ended September 30, 2009 decreased the loss and loss expense ratio by 28.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 72.3%. Comparatively, the net favorable reserve development recognized during the nine months ended September 30, 2008 decreased the loss and loss expense ratio by 32.1 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 99.7%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity and fewer incidences of large individual property losses compared to those incurred during the nine months ended September 30, 2008.
     Net paid losses were $127.2 million for the nine months ended September 30, 2009, compared to $163.5 million in net paid losses for the nine months ended September 30, 2008. The decrease in net paid losses was primarily due to lower net paid losses in our general casualty line of business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2009	2008
Net reserves for losses and loss expenses, January 1	$1,797.0	$1,767.6
Incurred related to:
Current period non-catastrophe	231.7	284.5
Current period catastrophe	—	71.6
Prior period non-catastrophe	(88.5)	(94.8)
Prior period catastrophe	(1.6)	(19.8)

Total incurred	$141.6	$241.5
Paid related to:
Current period non-catastrophe	6.5	12.4
Current period catastrophe	—	—
Prior period non-catastrophe	92.0	139.5
Prior period catastrophe	28.7	11.6

Total paid	$127.2	$163.5
Foreign exchange revaluation	8.1	(5.1)

Net reserve for losses and loss expenses, September 30	1,819.5	1,840.5
Losses and loss expenses recoverable	571.6	604.6

Reserve for losses and loss expenses, September 30	$2,391.1	$2,445.1

     Acquisition costs. Acquisition costs increased $1.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to increased commissions charged by brokers for certain lines of business. The acquisition cost ratio increased slightly from 0.6% for the nine months ended September 30, 2008 to 1.0% for the nine months ended September 30, 2009.
     General and administrative expenses. General and administrative expenses decreased $0.5 million, or 0.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The general and administrative expense ratio was 18.3% for the nine months ended September 30, 2009, which was higher than the 16.5% for the same period in 2008 due to the decrease in general and administrative expenses being less than the decrease in net premiums earned.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions)
Revenues
Gross premiums written	$124.4	$93.5	$442.8	$419.9
Net premiums written	124.4	92.3	442.4	418.3
Net premiums earned	119.5	123.6	337.8	363.0
Expenses
Net losses and loss expenses	66.1	58.0	177.9	187.3
Acquisition costs	21.8	24.0	65.2	71.0
General and administrative expenses	11.7	11.7	34.4	31.9
Underwriting Income	19.9	29.9	60.3	72.8
Ratios
Net losses and loss expense ratio	55.3%	46.9%	52.7%	51.6%
Acquisition cost ratio	18.2%	19.4%	19.3%	19.6%
General and administrative expense ratio	9.8%	9.5%	10.2%	8.8%
Expense ratio	28.0%	28.9%	29.5%	28.4%
Combined ratio	83.3%	75.8%	82.2%	80.0%
Comparison of Three Months Ended September 30, 2009 and 2008
     Premiums. Gross premiums written increased by $30.9 million, or 33.0%, for the three months ended September 30, 2009 compared to the same period in 2008. The increase in gross premiums written was partially due to new business written and the renewal of one of our professional liability reinsurance treaties that was previously written in the second quarter of 2008 which had an extension and was renewed in the third quarter of 2009 for $16.5 million. Adjustments on estimated premiums were lower by $4.7 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. We recognized net downward adjustments of $1.9 million during the three months ended September 30, 2009 compared to net upward adjustments of $2.8 million during the three months ended September 30, 2008.
     During the three months ended September 30, 2009, our Bermuda, U.S. and Swiss reinsurance operations had gross premiums written of $47.0 million, $75.7 million and $1.7 million, respectively. During the three months ended September 30, 2008, our Bermuda, U.S. and Swiss reinsurance operations had gross premiums written of $51.8 million, $41.7 million and nil, respectively. Our Swiss reinsurance operations, which commenced business in October 2008, renewed contracts previously written in Bermuda of $1.0 million during the three months ended September 30, 2009. Our U.S. reinsurance operations, which commenced business in April 2008, renewed contracts previously written in Bermuda of $0.8 million during the three months ended September 30, 2009.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)
General casualty reinsurance	$42.9	$33.5	$9.4	28.1%
Property reinsurance	28.6	22.5	6.1	27.1
Professional liability reinsurance	28.5	21.6	6.9	31.9
International reinsurance	13.1	5.0	8.1	162.0
Facultative reinsurance	6.9	9.7	(2.8)	(28.9)
Specialty reinsurance	4.4	1.2	3.2	266.7

	$124.4	$93.5	$30.9	33.0%

     For the three months ended September 30, 2009, the specialty reinsurance line of business includes the workers compensation catastrophe reinsurance and accident and health reinsurance. For the three months ended September 30, 2008, the specialty reinsurance line of business includes only accident and health reinsurance. The workers compensation catastrophe reinsurance gross premiums written are included in the general casualty reinsurance line of business for the three months ended September 30, 2008.
     Net premiums written increased by $32.1 million, or 34.8%, which is consistent with the increase in gross premiums written. Net premiums earned decreased $4.1 million, or 3.3%. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a proportional contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a proportional contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses increased by $8.1 million, or 14.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in net losses and loss expenses was primarily due to lower net favorable reserve development partially offset by lower storm activity compared to the three months ended September 30, 2008, which included Hurricanes Gustav and Ike. Overall, our reinsurance segment recorded net favorable reserve development of $3.3 million and $39.4 million during the three months ended September 30, 2009 and 2008, respectively.
     The net favorable reserve development of $3.3 million for the three months ended September 30, 2009 included the following:
•	Net favorable reserve development of $16.5 million for our professional liability reinsurance, general casualty reinsurance, international reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the expected loss emergence for the 2002 through 2006 loss years. During the three months ended September 30, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $11.5 million for our professional liability reinsurance line of business for the 2007 and 2008 loss years. During the three months ended September 30, 2009, we adjusted our weighting on actuarial methods utilized for this line of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $1.7 million for our property reinsurance line of business for the 2005 and 2008 loss years.
     The net favorable reserve development of $39.4 million during the three months ended September 30, 2008 included the following:
•	Net favorable reserve development of $14.7 million related to low loss emergence in our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business for the 2003 through 2005 loss years.

•	Net favorable reserve development of $24.7 million related to low loss emergence in our property reinsurance and international reinsurance lines of business for the 2002 through 2007 loss years which included $6.5 million of unfavorable reserve development related to the 2004 and 2005 windstorms.
     The loss and loss expense ratio for the three months ended September 30, 2009 was 55.3%, compared to 46.9% for the three months ended September 30, 2008. Net favorable reserve development recognized during the three months ended September 30, 2009 reduced the loss and loss expense ratio by 2.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 58.1%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2008 reduced the loss and loss expense ratio by 31.9 percentage points. Thus, the loss and loss expense ratio related to that loss year was 78.8%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $22.3 million related to Hurricanes Gustav and Ike that occurred during the three months ended September 30, 2008.

     Net paid losses were $34.2 million for the three months ended September 30, 2009 compared to $44.4 million for the three months ended September 30, 2008. The decrease in paid losses was due to lower net paid losses in our property reinsurance line of business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2009	2008
Net reserves for losses and loss expenses, July 1	$1,103.9	$1,067.9
Incurred related to:
Current period non-catastrophe	69.4	75.1
Current period property catastrophe	—	22.3
Prior period non-catastrophe	(4.9)	(45.9)
Prior period property catastrophe	1.6	6.5

Total incurred	$66.1	$58.0
Paid related to:
Current period non-catastrophe	2.7	2.2
Current period property catastrophe	—	—
Prior period non-catastrophe	30.1	35.1
Prior period property catastrophe	1.4	7.1

Total paid	$34.2	$44.4
Net reserve for losses and loss expenses, September 30	1,135.8	1,081.5
Losses and loss expenses recoverable	1.7	4.9

Reserve for losses and loss expenses, September 30	$1,137.5	$1,086.4

     Acquisition costs. Acquisition costs decreased by $2.2 million, or 9.2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily as a result of lower net premiums earned. The acquisition cost ratio was 18.2% for the three months ended September 30, 2009, slightly lower than the 19.4% for the three months ended September 30, 2008 due to the increase in property reinsurance premiums, the majority of which is excess of loss business that carries lower acquisition rates.
     General and administrative expenses. General and administrative expenses remained consistent for the three months ended September 30, 2009 and 2008 at $11.7 million. The 0.3 percentage point increase in the general and administrative expense ratio from 9.5% for the three months ended September 30, 2008 to 9.8% for the three months ended September 30, 2009 was primarily a result of the decline in net premiums earned.
Comparison of Nine Months Ended September 30, 2009 and 2008
     Premiums. Gross premiums written increased by $22.9 million, or 5.5%, for the nine months ended September 30, 2009 compared to the same period in 2008. The increase in gross premiums written was due new business written and higher net upward adjustments on estimated premiums. Adjustments on estimated premiums were higher by $5.7 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We recognized net upward adjustments of $0.5 million during the nine months ended September 30, 2009 compared to net downward adjustments of $5.2 million during the nine months ended September 30, 2008.
     During the nine months ended September 30, 2009, our U.S., Bermuda and Swiss reinsurance operations had gross premiums written of $245.2 million, $180.8 million and $16.8 million, respectively. During the nine months ended September 30, 2008, our U.S., Bermuda and Swiss reinsurance operations had gross premiums written of $85.4 million, $334.5 million and nil, respectively. Our U.S. reinsurance company commenced operations in April 2008 and renewed contracts previously written in Bermuda of $105.5 million during the nine months ended September 30, 2009. Our Swiss reinsurance operations, which commenced business in October 2008, renewed contracts previously written in Bermuda of $13.7 million during the nine months ended September 30, 2009.

     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2009 and 2008.

	Nine months Ended
	September 30,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)
General casualty reinsurance	$146.1	$104.7	$41.4	39.5%
Property reinsurance	100.0	77.6	22.4	28.9
Professional liability reinsurance	85.2	129.7	(44.5)	(34.3)
International reinsurance	74.9	76.1	(1.2)	(1.6)
Specialty reinsurance	23.6	11.2	12.4	110.7
Facultative reinsurance	13.0	20.6	(7.6)	(36.9)

	$442.8	$419.9	$22.9	5.5%

     For the nine months ended September 30, 2009, the specialty reinsurance line of business includes the workers compensation catastrophe reinsurance and accident and health reinsurance. For the nine months ended September 30, 2008, the specialty reinsurance line of business includes only accident and health reinsurance. The workers compensation catastrophe reinsurance gross premiums written are included in the general casualty reinsurance line of business for the nine months ended September 30, 2008.
     Net premiums written increased by $24.1 million, or 5.8%, which is consistent with the increase in gross premiums written. Net premiums earned decreased $25.2 million, or 6.9%.
     Net losses and loss expenses. Net losses and loss expenses decreased by $9.4 million, or 5.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in net losses and loss expenses was primarily due to lower net premiums earned partially offset by lower net favorable reserve development. Overall, our reinsurance segment recorded net favorable reserve development of $24.6 million and $64.2 million during the nine months ended September 30, 2009 and 2008, respectively.
     The net favorable reserve development of $24.6 million for the nine months ended September 30, 2009 included the following:
•	Net favorable reserve development of $33.4 million for our professional liability reinsurance, general casualty reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the expected loss emergence for the 2003 through 2005 loss years. During the nine months ended September 30, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $11.5 million for our professional liability reinsurance line of business was primarily the result of actual loss emergence being higher than the expected loss emergence driven by ongoing market turmoil for the 2007 and 2008 loss years.

•	Net favorable reserve development of $2.6 million for our property reinsurance line of business was primarily the result of actual loss emergence being lower than the expected loss emergence for the 2004 and 2007 loss years partially offset by higher than expected reported losses in the 2003, 2005 and 2008 loss years.

•	Net favorable reserve development of $1.4 million in our international reinsurance line of business primarily due to actual loss emergence being lower than the expected loss emergence for property related exposures for the 2002 through 2006 and 2008 loss years.

•	Net unfavorable catastrophe reserve development of $1.3 million.

     The net favorable reserve development of $64.2 million for the nine months ended September 30, 2008 was comprised of the following:
•	Net favorable reserve development of $14.7 million related to low loss emergence in our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business for the 2003 through 2005 loss years.

•	Net favorable reserve development of $33.3 million related to low loss emergence in our property reinsurance and international reinsurance lines of business for the 2002 through 2007 loss years.

•	Net favorable reserve development of $16.2 million related to the 2004 and 2005 windstorms. We recognized $17.0 million related to the 2005 windstorms and unfavorable reserve development of $0.8 million related to the 2004 windstorm.
     The loss and loss expense ratio for the nine months ended September 30, 2009 was 52.7%, compared to 51.6% for the nine months ended September 30, 2008. Net favorable reserve development recognized during the nine months ended September 30, 2009 reduced the loss and loss expense ratio by 7.3 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 60.0%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2008 reduced the loss and loss expense ratio by 17.7 percentage points. Thus, the loss and loss expense ratio related to that loss year was 69.3%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $5.0 million related to the flooding in the U.S. Midwest, $22.3 million for Hurricanes Gustav and Ike that occurred during the nine months ended September 30, 2008, and a shift in business mix. We decreased our professional liability reinsurance exposure and lowered our financial institution exposure.
     Net paid losses were $114.3 million for the nine months ended September 30, 2009 compared to $104.0 million for the nine months ended September 30, 2008.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2009	2008
Net reserves for losses and loss expenses, January 1	$1,072.1	$998.2
Incurred related to:
Current period non-catastrophe	202.6	224.2
Current period property catastrophe	—	27.3
Prior period non-catastrophe	(25.8)	(48.0)
Prior period property catastrophe	1.2	(16.2)

Total incurred	$178.0	$187.3
Paid related to:
Current period non-catastrophe	3.5	8.0
Current period property catastrophe	—	—
Prior period non-catastrophe	97.5	73.8
Prior period property catastrophe	13.3	22.2

Total paid	$114.3	$104.0
Net reserve for losses and loss expenses, September 30	1,135.8	1,081.5
Losses and loss expenses recoverable	1.7	4.9

Reserve for losses and loss expenses, September 30	$1,137.5	$1,086.4

     Acquisition costs. Acquisition costs decreased by $5.8 million, or 8.2%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result of the decrease in net premiums earned. The acquisition cost ratio was 19.3% for the nine months ended September 30, 2009, slightly lower than the 19.6% for the nine months ended September 30, 2008.
     General and administrative expenses. General and administrative expenses increased $2.5 million, or 7.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in general and administrative expenses was attributable to increased salary and related costs associated with the increased underwriting staff in our U.S. and Swiss reinsurance operations. The 1.4 percentage point increase in the general and administrative expense ratio from 8.8% for the nine months ended September 30, 2008 to 10.2% for the nine months ended September 30, 2009 was primarily a result of the factors discussed above, while net premiums earned declined.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses as of September 30, 2009 and December 31, 2008 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Sep 30,	Dec. 31,	Sep 30,	Dec. 31,	Sep 30,	Dec. 31,	Sep 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008	2009	2008
				($ in millions)
Case reserves	$271.0	$257.3	$577.9	$619.3	$293.7	$256.3	$1,142.6	$1,132.9
IBNR	950.0	871.3	1,813.2	1,753.7	843.8	818.9	3,607.0	3,443.9

Reserve for losses and loss expenses	1,221.0	1,128.6	2,391.1	2,373.0	1,137.5	1,075.2	4,749.6	4,576.8
Reinsurance recoverables	(340.7)	(309.2)	(571.6)	(575.9)	(1.7)	(3.2)	(914.0)	(888.3)

Net reserve for losses and loss expenses	$880.3	$819.4	$1,819.5	$1,797.1	$1,135.8	$1,072.0	$3,835.6	$3,688.5

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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2009:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,221.0	$990.0	$1,401.9
International insurance	2,391.1	1,841.1	2,750.5
Reinsurance	1,137.5	792.9	1,363.2

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$880.3	$672.4	$990.3
International insurance	1,819.5	1,388.9	2,075.0
Reinsurance	1,135.8	793.2	1,362.8

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.
     Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves.
     Our selection of the actual carried reserves has typically been above the midpoint of the range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business. For a discussion of loss and loss expense reserve estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Reserve for Losses and Loss Expenses” in our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of September 30, 2009 and December 31, 2008:

	Reinsurance Recoverable
	As of	As of
	September 30,	December 31,
	2009	2008
	($ in millions)
Ceded case reserves	$276.5	$330.8
Ceded IBNR reserves	637.5	557.5

Reinsurance recoverable	$914.0	$888.3

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 97% of ceded case reserves as of September 30, 2009 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of September 30, 2009, our shareholders’ equity was $3.1 billion, a 27.4% increase compared to $2.4 billion as of December 31, 2008. The increase was primarily the result of net income for the nine-month period ended September 30, 2009 of $445.6 million and net unrealized gains on investments of $216.3 million during the nine months ended September 30, 2009.
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
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. We were in compliance with all covenants under the Credit Facility as of September 30, 2009 and December 31, 2008.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million. The one lender in the Credit Facility with a $20.0 million commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. This lender has not met its commitment under the Credit Facility and we do not expect them to be able to in the future.
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
     The following shows our trust accounts on deposit, as well as of letter of credit facilities available, outstanding and remaining, and the collateral committed to support the letter credit facilities as of September 30, 2009 and December 31, 2008:

	As of	As of
	September 30,	December 31,
	2009	2008
	($ in millions)
Total trust accounts on deposit	$1,030.2	$892.6
Total letters of credit facilities available:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit facilities available	1,700.0	1,700.0

Total letters of credit facilities outstanding:
Citibank Europe plc	783.1	769.9
Credit Facility	207.2	217.1

Total letters of credit facilities outstanding	990.3	987.0

Total letters of credit facilities remaining:
Citibank Europe plc	116.9	130.1
Credit Facility(1)	592.8	332.9

Total letters of credit facilities remaining	709.7	463.0

Collateral committed to support the letter of credit facilities	$1,213.4	$1,313.0

(1)	Net of any borrowing or repayments under the Unsecured Facility.
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
     Cash flows from operations for the nine months ended September 30, 2009 were $567.2 million compared to $509.9 million for the nine months ended September 30, 2008. The increase in cash flows from operations was primarily due to higher net premiums written partially offset by higher general and administrative expenses.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows used in investing activities of $451.1 million for the nine months ended September 30, 2009 and cash flows provided by investing activities of $154.6 million for the nine months ended September 30, 2008. The decrease in cash flows provided by investing activities was due to increased purchases of fixed maturity investments partially offset by cash provided by increased sales of fixed maturity investments.
     Cash flows from financing activities consist primarily of capital raising activities, which would include the issuance of common shares or debt and the payment of dividends. Cash flows used in financing activities were $443.3 million for the nine months ended September 30, 2009 compared to cash flows used in financing activities of $121.1 million for the nine months ended September 30, 2008. The increase in cash flows used in financing activities was due to the repayment of our syndicated loan.
     On November 5, 2009, our board of directors declared a quarterly dividend of $0.20 per share, or approximately $9.9 million in aggregate, payable on December 10, 2009 to the shareholders of record as of November 24, 2009.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2009 and December 31, 2008, 99% of our fixed income portfolio consisted of investment grade securities. As of September 30, 2009 and December 31, 2008, net accumulated unrealized gains were $185.0 million and $105.6 million, respectively. The change in net unrealized investment gains from December 31, 2008 to September 30, 2009 was due to net unrealized gains in our fixed maturity portfolio of $216.3 million primarily resulting from the narrowing of credit spreads across all fixed income classes partially offset by the cumulative effect adjustment of $136.8 million resulting from the adoption of new OTTI guidance beginning April 1, 2009. Please refer to Note 4 (g) (ii) of the notes to the unaudited condensed consolidated financial statements for additional information regarding the cumulative effect adjustment. The maturity distribution of our fixed income portfolio (on a fair value basis) as of September 30, 2009 and December 31, 2008 was as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	($ in millions)
Due in one year or less	$242.8	$274.2
Due after one year through five years	2,667.6	1,887.1
Due after five years through ten years	1,247.2	1,254.9
Due after ten years	199.1	365.8
Mortgage-backed	2,036.1	2,089.9
Asset-backed	443.6	160.1

Total	$6,836.4	$6,032.0

     We have investments in various hedge funds, the market value of which was $161.8 million as of September 30, 2009. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund.
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

     The following were the financial strength ratings of all of our insurance and reinsurance subsidiaries as of November 2, 2009, except as noted below:

A.M. Best	A/stable
Moody’s*	A2/stable
Standard & Poor’s**	A-/stable

*	Moody’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Allied World Reinsurance Company only. Moody’s revised its outlook from negative to stable on June 30, 2009.

**	Standard & Poor’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited only.
The following were our senior unsecured debt ratings as of November 2, 2009:

A.M. Best	bbb/stable
Moody’s	Baa1/stable
Standard & Poor’s	BBB/stable
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
     We were in compliance with all covenants related to our senior notes as of September 30, 2009.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we did not have any off-balance sheet arrangements.
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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical September 30, 2009 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,808.3	$7,607.2	$7,500.3	$7,392.0	$7,277.6	$7,164.8	$6,939.1
Market value change from base	416.3	215.2	108.3	0.0	(114.5)	(227.2)	(452.9)
Change in unrealized appreciation/(depreciation)	5.6%	2.9%	1.5%	0.0%	(1.5)%	(3.1)%	(6.1)%

     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical September 30, 2009 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$6,586.3	$6,396.2	$6,301.1	$6,206.0	$6,110.9	$6,015.8	$5,825.7
Market value change from base	380.3	190.2	95.1	0.0	(95.1)	(190.2)	(380.3)
Change in unrealized appreciation/(depreciation)	6.1%	3.1%	1.5%	0.0%	(1.5)%	(3.1)%	(6.1)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of September 30, 2009 we held assets totaling $7.0 billion of fixed income securities. Of those assets, approximately 2.1% were rated below investment grade (Ba1/BB+ or lower) with the remaining 97.9% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA by S&P.
     As of September 30, 2009, we held $2,410.5 million, or 31.9%, of our total investments and cash and cash equivalents in corporate bonds, $1,156 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standards & Poor’s. Included in the $2,410.5 million was $312.0 million of corporate bonds issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation.
     As of September 30, 2009, we held $2,043.5 million, or 27.1%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 15.5%, 5.5% and 6.1%, respectively, of our total investments and cash and cash equivalents. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time. In addition, nearly all of our commercial mortgage-backed securities and 51.1% of our non-agency residential mortgage-backed securities were rated “AAA” by Standard & Poor’s as of September 30, 2009. As of September 30, 2009, our fixed maturity investments that had exposure to subprime mortgages were limited to $7.2 million, or 0.1%. Of the $7.2 million of subprime exposure, $5.6 million related to mortgage-backed securities and $1.6 million related to asset-backed securities.
     Additionally as of September 30, 2009, we held $139.2 million of high yield (below investment grade) non-agency residential mortgage backed securities, which is included in the $2,043.5 million referenced in the preceding paragraph. This strategy has been put in place during the second and third quarters of 2009. As of September 30, 2009, 78.0% of those assets were rated below investment grade, and the average credit rating of this below investment grade portfolio was B+ by S&P.
     As of September 30, 2009, we held investments in hedge funds with a fair value of $161.8 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
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

     As of September 30, 2009 and December 31, 2008, 1.9% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written in the nine months ended September 2009 and 2008, approximately 10% and 16% was written in currencies other than the U.S. dollar, respectively. The decrease in the amount of gross premiums written in currencies other than the U.S. dollar is due to the increased business written by our U.S. insurance segment. Of our business written in the year ended December 31, 2008, approximately 15% was written in currencies other than the U.S. dollar. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.
     Our foreign exchange gain for the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008 are set forth in the chart below.

	Nine months		Year
	Ended		Ended
	September 30,		December 31
	2009	2008	2008
	($ in millions)
Realized exchange gain (loss)	$2.0	$(1.9)	$(4.1)
Unrealized exchange (loss) gain	(1.3)	4.6	5.5

Foreign exchange gain	$0.7	$2.7	$1.4

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description

10.1(1)†	Form of Indemnification Agreement.

10.2(2)†	Form of Performance-Based Equity Award Agreement.

10.3†	Amended and Restated Employment Agreement, dated as of November 5, 2009, by and between Allied World Assurance Company Holdings, Ltd and John L. Sennott, Jr.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 7, 2006. The company entered into an indemnification agreement with Ms. Barbara T. Alexander upon her appointment to the Board of Directors on August 6, 2009. Other than with respect to matters such as her name and address, the indemnification agreement for Ms. Alexander is identical to the form filed as Exhibit 10.1.

(2)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on September 18, 2009.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: November 6, 2009	By: Name:	/s/ Scott A. Carmilani Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: November 6, 2009	By: Name:	/s/ Joan H. Dillard Joan H. Dillard
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1(1)†	Form of Indemnification Agreement.

10.2(2)†	Form of Performance-Based Equity Award Agreement.

10.3†	Amended and Restated Employment Agreement, dated as of November 5, 2009, by and between Allied World Assurance Company Holdings, Ltd and John L. Sennott, Jr.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 7, 2006. The company entered into an indemnification agreement with Ms. Barbara T. Alexander upon her appointment to the Board of Directors on August 6, 2009. Other than with respect to matters such as her name and address, the indemnification agreement for Ms. Alexander is identical to the form filed as Exhibit 10.1.

(2)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on September 18, 2009.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.