Form 10-K
period 2009-12-31
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2010-03-01
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32938
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-0481737 (I.R.S. Employer Identification No.)
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
Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.0 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.
     As of February 22, 2010, 49,777,779 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 6, 2010 is incorporated in Part III of this Form 10-K.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

-i-

PART I
References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only. References to our “insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-K to $ are to the lawful currency of the United States. For your convenience, we have included a glossary beginning on page 40 of selected insurance and reinsurance terms.
Item 1. Business.
Overview
     We are a Bermuda-based specialty insurance and reinsurance company that underwrites a diversified portfolio of property and casualty lines of business through offices located in Bermuda, Hong Kong, Ireland, Singapore, Switzerland, the United Kingdom and the United States. For the year ended December 31, 2009, our U.S. insurance, international insurance and reinsurance segments accounted for 39.8%, 32.8% and 27.4%, respectively, of our total gross premiums written of $1,696.3 million. As of December 31, 2009, we had $9,653.2 million of total assets and $3,213.3 million of shareholders’ equity.
     We were formed in November 2001 by a group of investors, including American International Group, Inc. (“AIG”), The Chubb Corporation (“Chubb”), certain affiliates of The Goldman Sachs Group, Inc. (the “Goldman Sachs Funds”) and an affiliate of Swiss Reinsurance Company (“Swiss Re”). Since our formation, we have focused primarily on the direct insurance markets. We offer our clients and producers significant capacity in both the direct property and casualty insurance markets as well as the reinsurance market.
     We have undergone significant corporate expansion since our formation, and we now have 16 offices located in seven different countries.
     Internationally, we first established a presence in Europe when Allied World Assurance Company (Europe) Limited was approved to carry on business in the European Union from its office in Ireland in October 2002 and from a branch office in London in May 2003. Allied World Assurance Company (Reinsurance) Limited was approved to write reinsurance in the European Union for its office in Ireland in July 2003 and from a branch office in London, England in August 2004. In October 2008, we expanded our European presence when Allied World Assurance Company (Reinsurance) Limited opened a branch office in Zug, Switzerland to further penetrate the European market.
     In July 2002, we established a presence in the United States when we acquired two insurance companies, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company. We have recently made substantial investments to expand our U.S. business, which grew significantly in 2009 and which we expect will continue to grow in size and importance in the coming years. In February 2008, we acquired a U.S. reinsurance company we subsequently renamed Allied World Reinsurance Company and we write our U.S. reinsurance business through this company. In October 2008, we acquired Darwin Professional Underwriters, Inc. and its subsidiaries (Collectively, “Darwin”) to expand our U.S. insurance platform. We currently have ten offices in the United States, including offices in Atlanta, Georgia and Costa Mesa and Los Angeles, California that opened in 2008 and an office in Dallas, Texas that opened in 2009.
     Our corporate expansion continued into Asia when Allied World Assurance Company, Ltd opened branch offices in Hong Kong in March 2009 and in Singapore in December 2009.
     Available Information
     We maintain a website at www.awac.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
     We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available, free of charge through our website, our Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating & Corporate Governance Committee Charter,

Corporate Governance Guidelines, Code of Ethics for CEO and Senior Financial Officers and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Allied World Assurance Company Holdings, Ltd, 27 Richmond Road, Pembroke HM 08, Bermuda, attention: Wesley D. Dupont, Corporate Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Our Strategy
     Our business objective is to generate attractive returns on equity and book value per share growth for our shareholders. We seek to achieve this objective by executing the following strategies:
•	Capitalize on profitable underwriting opportunities. Our experienced management and underwriting teams are positioned to locate and identify business with attractive risk/reward characteristics. We pursue a strategy that emphasizes profitability, not market share. Key elements of this strategy are prudent risk selection, appropriate pricing and adjusting our business mix to remain flexible and opportunistic. As underwriting opportunities that we believe will be profitable are identified, we seek ways to take advantage of these market trends.
•	Exercise underwriting and risk management discipline. We believe we exercise underwriting and risk management discipline by: (i) maintaining a diverse spread of risk in our books of business across product lines and geographic zones; (ii) managing our aggregate property catastrophe exposure through the application of sophisticated modeling tools; (iii) monitoring our exposures on non-property catastrophe coverages; (iv) adhering to underwriting guidelines across our business lines; and (v) fostering a culture that focuses on enterprise risk management and strong internal controls.
•	Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short- to medium-term duration.
     Our premium revenues are generated by operations conducted from our corporate headquarters in Bermuda, from our offices located in Europe and the United States and, beginning in 2009, from our branch office in Hong Kong. For information concerning our gross premiums written by geographic location of underwriting office, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations—Comparison of Years Ended December 31, 2009 and 2008” and “— Comparison of Years Ended December 31, 2008 and 2007.”
Our Operating Segments
     We have three business segments: U.S. insurance, international insurance and reinsurance. These segments and their respective lines of business and products may, at times, be subject to different underwriting cycles. We modify our product strategy as market conditions change and new opportunities emerge by developing new products, targeting new industry classes or de-emphasizing existing lines. Our diverse underwriting skills and flexibility allow us to concentrate on the business lines where we expect to generate the greatest returns. Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements included in this report. The gross premiums written in each segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
	Gross Premiums Written		Gross Premiums Written		Gross Premiums Written
Operating Segments	$ (in millions)	% of Total	$ (in millions)	% of Total	$ (in millions)	% of Total
U.S. insurance	$674.8	39.8	$320.0	22.2	$192.7	12.8
International insurance	555.9	32.8	695.5	48.1	776.7	51.6
Reinsurance	465.6	27.4	430.1	29.7	536.1	35.6

Total	$1,696.3	100.0%	$1,445.6	100.0%	$1,505.5	100.0%

U.S. Insurance Segment
     General
     The U.S. insurance segment includes our direct insurance operations in the United States. Within this segment we provide a diverse range of specialty liability products, with a particular emphasis on coverages for healthcare and professional liability risks. Additionally, we offer a selection of direct general casualty insurance and general property insurance products. We target generally small and middle-market, non-Fortune 1000 accounts domiciled in North America, including public entities, private companies and non-profit organizations. Through significant infrastructure investments during 2008 and 2009, we have enhanced our U.S. insurance operating platform, principally through hiring underwriting talent, through an expanded network of branch offices located in strategically important locations across the country and through upgrades to our information technology platform to accommodate our increasing business demands. These improvements have allowed us to assume a leading role as a writer of primary professional liability and other specialty liability coverage for small firms.
     The chart below illustrates the breakdown of the company’s U.S. direct insurance gross premiums written by line of business for the year ended December 31, 2009.
     Products and Customer Base
     Our casualty operations in the United States focus on insurance products providing coverage for specialty type risks, such as professional liability, product liability and healthcare liability risks, and we offer commercial general liability products as well. Professional liability products include policies covering directors and officers, employment practices and fiduciary liability insurance. We also offer a diverse mix of errors and omissions liability coverages for law firms, technology companies, financial institutions, insurance companies and brokers, municipalities and media organizations. During the year ended December 31, 2009, our professional liability business accounted for 27.2%, or $183.7 million, of our total gross premiums written in the U.S. insurance segment.
     We also provide both primary and excess liability and other casualty coverages to the healthcare industry, including hospitals and hospital systems, managed care organizations and medical facilities such as home care providers, specialized surgery and rehabilitation centers, and outpatient clinics. Our healthcare operations in the U.S. targets small and middle-market accounts. During the year ended December 31, 2009, our healthcare business accounted for 26.3%, or $177.7 million, of our total gross premiums written in the U.S. insurance segment.
     With respect to general casualty products, we provide both primary and excess liability coverage, and our focus is on complex risks in a variety of industries including construction, real estate, public entities, retailers, manufacturing, medical and healthcare services, transportation, finance and insurance services, light to moderate chemical companies and street energy companies. We also offer comprehensive workers compensation insurance general towards U.S. citizens, third country national and local national employees working outside of the United States on contracts for agencies of the U.S. government of foreign operations of U. S. Companies. During the year ended December 31, 2009, our general casualty business accounted for 18.1%, or $122.0 million, of our total gross premiums written in the U.S. insurance segment.

     Our U.S. property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property risks. We write solely commercial coverages and concentrate our efforts on primary risk layers of insurance (as opposed to excess layers), offering meaningful but limited capacity in these layers. This means that we are typically part of the first group of insurers that cover a loss up to a specified limit. Our underwriters and claims personnel are spread among our locations in the United States because we believe it is important to be physically present in the major insurance markets where we compete.
     We offer general property products from our underwriting platforms in the United States, and cover risks for retail chains, real estate, manufacturers, hotels and casinos, and municipalities. During the year ended December 31, 2009, our general property business accounted for 10.6%, or $71.5 million, of our total gross premiums written in the U.S. insurance segment.
     As of December 31, 2009, we had a total of seven active programs in the United States, offering a variety of products including professional liability, excess casualty and primary general liability. We retain responsibility for administration of claims, although we may opt to outsource claims in selected situations. Before we enter into a program administration relationship, we analyze historical loss data associated with the program business and perform a diligence review of the administrator’s underwriting, financial condition and information technology. In selecting program administrators, we consider the integrity, experience and reputation of the program administrator, the availability of reinsurance, and the potential profitability of the business. In order to assure the continuing integrity of the underwriting and related business operations in our program business, we conduct additional reviews and audits on an ongoing basis. To help align our interests with those of our program administrators, we seek to include profit incentives based on long-term underwriting results as a component of their fees. During the year ended December 31, 2009, our program business accounted for 15.0%, or $101.5 million, of our total gross premiums written in the U.S. insurance segment.
     For more information concerning our gross premiums written by line of business in our U.S. insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —U.S. Insurance Segment —Comparison of Years Ended December 31, 2009 and 2008” and “— Comparison of Years Ended December 31, 2008 and 2007.”
     Distribution
     Within our U.S. insurance segment, insurance policies are placed through a network of over 150 insurance intermediaries, including excess and surplus lines wholesalers and regional and national retail brokerage firms. A subset of these intermediaries also access certain of our U.S. casualty products via our proprietary i-bind platform that allows for accelerated quote and bind capabilities through the Internet. A significant portion of our business has historically been concentrated within a relatively small number of intermediary firms. That group includes Marsh & McLennan Companies, Inc. (“Marsh”), which accounted for 10% of 2009 gross premiums written within the U.S. insurance segment, as well as Aon Corporation (“Aon”), Swett & Crawford Group and Willis Group Holdings (“Willis”), each of which accounted for approximately 6% of gross premiums written in this segment during 2009.
International Insurance Segment
     General
     The international insurance segment includes our established direct insurance operations outside of the United States. It includes our operations in Bermuda, Europe and Asia. Our Bermuda operations underwrite primarily larger, Fortune 1000 casualty and property risks for accounts domiciled in North America. Our operations in Europe, with offices in Dublin and London, have focused on mid-sized to large European and multi-national companies domiciled outside of North America and we are also diversifying toward more middle-market non-North American accounts. The international insurance segment also encompasses our offices in Asia that were opened in 2009, including our Hong Kong office, which underwrites a variety of primary and excess professional liability lines and general casualty insurance and accident and health insurance products, and our Singapore office, which will serve as the company’s hub for all classes of treaty reinsurance business for the region but which did not write any direct insurance business in 2009 as it received its license at year-end. Our staff in the international insurance segment is spread among our locations in Bermuda, Europe and Asia because we believe it is important that our underwriters and claims personnel be physically present in the major insurance markets around the world where we compete for business.
     The chart below illustrates the breakdown of the company’s international insurance gross premiums written by line of business for the year ended December 31, 2009.

     Products and Customer Base
     The casualty business within our international insurance segment focuses primarily on insuring excess layers, with a median attachment point of $80 million for the large and Fortune 1000 accounts that constitute our core casualty accounts in this segment. Our international insurance segment utilizes significant gross limit capacity. Our focus with respect to general casualty products is on complex risks in a variety of industries, including manufacturing, energy, chemicals, transportation, real estate, consumer products, medical and healthcare services and construction. During the year ended December 31, 2009, our general casualty business accounted for 26.5%, or $147.1 million, of our total gross premiums written in the international insurance segment.
     We provide professional liability products such as directors and officers, employment practices, fiduciary and errors and omissions liability insurance. We offer a diverse mix of coverages for a number of industries including law firms, technology companies, financial institutions, insurance companies and brokers, municipalities, media organizations and engineering and construction firms. During the year ended December 31, 2009, our professional liability business accounted for 32.5%, or $180.6 million, of our total gross premiums written in the international insurance segment.
     Our healthcare underwriters provide risk transfer products to numerous healthcare institutions, such as hospitals, managed care organizations and healthcare systems. During the year ended December 31, 2009, our healthcare business accounted for 10.1%, or $56.5 million, of our total gross premiums written in the international insurance segment.
     We offer general property products as well as energy-related products from our underwriting platforms in Bermuda and Europe. Our international property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property and energy-related risks. We write solely commercial coverages and focus on the insurance of the primary risk layer. The types of commercial property risks we cover include retail chains, real estate, manufacturers, hotels and casinos. During the year ended December 31, 2009, our general property business (including energy lines) accounted for 30.9%, or $171.7 million, of our total gross premiums written in the international insurance segment.
     Because of the large limits we often deploy for casualty and property business written in the international insurance segment, we utilize both facultative and treaty reinsurance to reduce our net exposure. For more information on the reinsurance we purchase for the casualty business and property written in international insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies—Ceded Reinsurance.” For more information on our gross premiums written by line of business in our international insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —International Insurance Segment —Comparison of Years Ended December 31, 2009 and 2008” and “— Comparison of Years Ended December 31, 2008 and 2007.”

     Distribution
      With regard to our international insurance segment, we utilize our relationships with insurance intermediaries as our principal method for obtaining business. Like our U.S. insurance segment, our international insurance segment maintains significant relationships with Marsh, Aon and Willis, which accounted for 31%, 24% and 12%, respectively, of our gross premiums written in this segment during 2009.
Reinsurance Segment
     General
     Our reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by other insurance companies. In order to diversify our portfolio and complement our direct insurance business, we target the overall contribution from reinsurance to be approximately 30% of our total annual gross premiums written.
     We presently write reinsurance on both a treaty and a facultative basis, targeting several niche markets including professional liability lines, specialty casualty, property for U.S. regional insurers, accident and health and to a lesser extent marine and aviation. Overall, we strive to diversify our reinsurance portfolio through the appropriate combination of business lines, ceding source, geography and contract configuration. Our primary customer focus is on highly-rated carriers with proven underwriting skills and dependable operating models.
     We determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by one of our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance and workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. During the year ended December 31, 2009, our reinsurance segment generated gross premiums written of $465.6 million. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year. Our reinsurance segment operates from our offices in Bermuda, London, New York, Singapore and Switzerland.
     The chart below illustrates the breakdown of the company’s reinsurance gross premiums written by line of business for the year ended December 31, 2009.
Product Lines and Customer Base
     Property, general casualty and professional liability treaty reinsurance is the principal source of revenue for this segment. The insurers we reinsure are primarily specialty carriers domiciled in the United States or the specialty divisions of standard lines carriers located there. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. We established an international treaty unit and began writing non-U.S. accounts in 2003, which spread the segment’s exposure beyond our original North American focus. In October 2008, we expanded our international reach by opening an office in Switzerland that offers property, general casualty and professional liability products throughout Europe, and in November 2009, we expanded our operations into Asia by opening a branch office in Singapore. During 2009, we added a property underwriting team to our U.S. reinsurance platform. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.
     Our North American property reinsurance treaties protect insurers who write residential, commercial and industrial accounts where the exposure to loss is chiefly North American. We emphasize monoline, per risk accounts, which are structured as either quota share or excess-of-loss reinsurance. Monoline reinsurance applies to one kind of coverage, and per risk reinsurance coverage applies to a particular risk (for example a building and its contents), rather than on a per accident, event or aggregate basis. Where possible, coverage is provided on a “losses occurring” basis. We selectively write industry loss warranties where we believe market opportunities justify the risks. During the year ended December 31, 2009, our property treaty business accounted for 21.6%, or $100.5 million of our total gross premiums written in the reinsurance segment.
     Our North American general casualty treaties cover working layer, intermediate layer and catastrophe exposures. We sell both quota share and excess-of-loss reinsurance. We principally underwrite general liability, auto liability and commercial excess and umbrella liability for both admitted and non-admitted companies. During the year ended December 31, 2009, our North American general casualty treaty business accounted for 29.7%, or $138.5 million, of our total gross premiums written in the reinsurance segment.
     Our North American professional liability treaties cover several products, primarily directors’ and officers’ liability, but also attorneys’ malpractice, medical malpractice, miscellaneous professional classes and transactional risk liability. The complex exposures undertaken by this unit demand highly technical underwriting and pricing modeling analysis. During the year ended December 31, 2009, our professional liability treaty business accounted for 22.1%, or $102.8 million, of our total gross premiums written in the reinsurance segment.
     Our international treaty unit’s portfolio protects U.K. insurers, including Lloyd’s of London syndicates’ and Continental European companies. While we continue to concentrate on Euro-centric business, we are now writing and will increasingly expand our capabilities outside of Europe. During the year ended December 31, 2009, the international treaty unit accounted for 18.1%, or $84.2 million, of our total gross premiums written in the reinsurance segment.
     For our specialty reinsurance business, we underwrite accident and health business, emphasizing catastrophe personal accident programs and workers compensation catastrophe business. During the year ended December 31, 2009, our specialty reinsurance business accounted for 5.0%, or $23.5 million, of our total gross premiums written in the reinsurance segment.
     Facultative casualty business principally comprises lower-attachment, individual-risk reinsurance covering automobile liability, general liability and workers compensation risks for many of the largest U.S. property-casualty and surplus lines insurers. During the year ended December 31, 2009, our facultative reinsurance business accounted for 3.5%, or $16.1 million, of our total gross premiums written in the reinsurance segment.
     For more information on our gross premiums written by line of business in our reinsurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —Reinsurance Segment —Comparison of Years Ended December 31, 2009 and 2008” and “— Comparison of Years Ended December 31, 2008 and 2007.”
     Distribution
     Due to a number of factors, including transactional size and complexity, the distribution infrastructure of the reinsurance marketplace is characterized by relatively few intermediary firms. As a result, we have close business relationships with a small number of reinsurance intermediaries, and our reinsurance segment business during 2009 was primarily with affiliates of Marsh, Aon and Willis accounting for 41%, 38% and 10%, respectively, of total gross premiums written in this segment during 2009.

Due to the substantial percentages of premiums produced in all of our segments by the top three intermediaries, the loss of business from any one of them could have a material adverse effect on our business.
     Security Arrangements
     Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not admitted as an insurer nor is it accredited as a reinsurer in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded by them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. For a description of the security arrangements used by us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements.”
Enterprise Risk Management
     General
     While the assumption of risk is inherent in our business, we believe we have developed a strong risk management culture that is fostered and maintained by our senior management. Our enterprise risk management (“ERM”) consists of numerous processes and controls that have been designed by our senior management, with oversight by our Board of Directors, including through its Enterprise Risk Committee, and implemented by employees across our organization. One key element of our ERM is our economic capital model. Utilizing this modeling framework, we review the relative interaction between risks impacting us from underwriting through investment risks. Our ERM supports our firm-wide decision making process by aiming to provide reliable and timely risk information. Our primary ERM objectives are to:
•	protect our capital position,

•	ensure that our assumed risks (individually and in the aggregate) are within our firm-wide risk appetite,

•	maximize our risk-adjusted returns on capital, and

•	manage our earnings volatility.
We have identified the following six major categories of risk within our business:
Underwriting risk: Encompasses risks associated with entering into insurance and reinsurance transactions and includes frequency and severity assessments, pricing adequacy issues and exposures posed by new products. For more information concerning our management of underwriting risk, see “Underwriting Risk Management” below.
Catastrophe and Aggregate Accumulation risk: Addresses the organization’s exposure to natural catastrophes, such as windstorms or floods, particularly with regard to managing the concentration of exposed insurance limits within coastal or other areas that are more prone to severe catastrophic events. For more information concerning our management of catastrophe risk, see “Underwriting Risk Management” below.
Reserving risk: For companies like ours with a shorter operating history, there is less statistical experience upon which to base reserve estimates for long-tail business, and the risks associated with over-reserving or under-reserving are therefore commensurately higher.
Investment risk: Addresses risks of market volatility and losses associated with individual investments and investment classes, as well as overall portfolio risk associated with decisions as to asset mix, geographic risk, duration and liquidity.
Reinsurance risk: The ceding of policies we write to other reinsurers is a principal risk management activity, and it requires careful monitoring of the concentration of our reinsured exposures and the creditworthiness of the reinsurers to which we cede business.
Operational risk: Encompasses a wide range of risks related to our operations, including: corporate governance, claims settlement processes, regulatory compliance, employment practices and IT exposures (including disaster recovery and business continuity planning).
     Our risk governance structure includes committees comprised of senior underwriting, actuarial, finance, legal, investment and operations staff that identify, monitor and help manage each of these risks. Our management-based Risk Management Committee, chaired by our Chief Risk Officer, focuses primarily on identifying correlations among our primary categories of risk, developing metrics to assess our overall risk appetite, performing an annual risk assessment and reviewing continually factors that may impact our organizational risk. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business. Our ERM is a fluid process, with periodic updates being made to reflect organizational processes and the recalibration of our models, as well as staying current with changes within our industry and the global economic environment.
     Our management’s internal ERM efforts are overseen by our Board of Directors, primarily through its Enterprise Risk Committee. This committee, comprised of independent directors, is charged with reviewing and recommending to the Board of Directors our overall firm-wide risk appetite as well as overseeing management’s compliance therewith. Our Enterprise Risk Committee reviews our risk management methodologies, standards, tolerances and risk strategies, and assesses whether management is addressing risk issues in a timely and appropriate manner. This committee also works in consultation with our Audit Committee, Investment Committee and Compensation Committee to oversee financial, investment and compensation risks, respectively. Internal controls and ERM can provide a reasonable but not absolute assurance that our control objectives will be met. The possibility of material financial loss remains in spite of our ERM efforts.
     Underwriting Risk Management
     Underwriting insurance and reinsurance coverage, which is our primary business activity, entails the assumption of risk. Therefore, protecting corporate assets from an unexpected level of loss related to underwriting activities is a major area of focus. We emphasize careful risk selection by evaluating a potential insured’s risk management practices, loss history and adequacy of retention. Other factors that go into the effective management of underwriting risk may differ depending on the line of business involved and the type of account being insured or reinsured.
     In our direct insurance casualty products, we strive to write diverse books of business across a variety of product lines and industry classes, and we review business concentrations on a regular basis with the objective of creating balanced portfolios. By maintaining a balanced casualty portfolio, we believe we are less vulnerable to adverse market changes in any one product or industry. In addition, because of the large limits we often deploy for casualty business written in the U.S. insurance segment and the international insurance segment, we utilize both facultative and treaty reinsurance to reduce our net exposure. For more information on the reinsurance we purchase for the casualty business written in the U.S. insurance and international insurance segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Ceded Reinsurance.”
      In our direct insurance property products, we have historically managed our property catastrophe exposure by closely monitoring our policy limits in addition to utilizing complex risk models that analyze the locations covered by each insurance policy enabling us to obtain a more accurate assessment of our property catastrophe exposure. In addition to our continued focus on aggregate limits and modeled probable maximum loss, we have implemented a gross exposed policy limits approach that focuses on exposures in catastrophe-prone geographic zones and takes into consideration flood severity, demand surge and business interruption exposures for each critical area. We set a maximum amount of gross accumulations we will accept in each zone and restrict our gross exposed policy limits in each critical property catastrophe zone to an amount consistent with our probable maximum loss and, subsequent to a catastrophic event, our capital preservation targets. Additionally, for our direct property, workers compensation, accident and health catastrophe and property reinsurance business, we seek to manage our risk exposure so that our probable maximum losses for a single catastrophe event, after all applicable reinsurance, in any “one-in-250-year” event does not exceed approximately 20% of our total capital.
     Before we review the specifics of any proposal in our reinsurance segment, we consider the attributes of the client, including the experience and reputation of its management and its risk management strategy. We also examine the level of shareholders’ equity, industry ratings, length of incorporation, duration of business model, portfolio profitability, types of exposures and the extent of its liabilities. To identify, manage and monitor accumulations of exposures from potential property catastrophes, we employ industry-recognized software. Our underwriters, actuaries and claims personnel collaborate throughout the reinsurance underwriting process. For property proposals, we also obtain information on the nature of the perils to be included and the policy information on all locations to be covered under the reinsurance contract. If a program meets our underwriting criteria, we then assess the adequacy of its proposed pricing, terms and conditions, and its potential impact on our profit targets and risk objectives.

Competition
     The insurance and reinsurance industry is highly competitive. Insurance and reinsurance companies compete on the basis of many factors, including premium rates, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments and reputation and experience in risks underwritten.
     We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. A number of our competitors are Bermuda-based companies that compete in the same market segments in which we operate. Some of these companies have more capital than our company. In our direct insurance business, we compete with insurers that provide property and casualty-based lines of insurance such as: ACE Limited, Arch Capital Group Ltd., Axis Capital Holdings Limited, Chartis Inc. (a wholly-owned subsidiary of AIG), Chubb, Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance Company, Lloyd’s of London, Markel Insurance Company, Munich Re Group, The Navigators Group, Inc., OneBeacon Insurance Group, Ltd, Swiss Re, W.R. Berkeley Corporation, XL Capital Ltd and Zurich Financial Services. In our reinsurance business, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Berkshire Hathaway, Inc., Everest Re Group, Ltd., Harbor Point Limited, Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Re, Transatlantic Holdings, Inc. and XL Capital Ltd.
     In addition, risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of these non-traditional products could reduce the demand for traditional insurance and reinsurance.
Our Financial Strength Ratings
     Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Moody’s and Standard & Poor’s have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the rating agency’s opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A+” (Superior) to “F” (In Liquidation) and include 16 separate ratings categories. Moody’s maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime) and includes 21 separate ratings categories. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 21 separate ratings categories. Our principal operating subsidiaries and their respective ratings from A.M. Best, Moody’s and Standard & Poor’s are provided in the table below.

	Rated “A”	Rated “A2”	Rated “A-”
	(Excellent) from	(Good) from	(Strong) from
Subsidiary	A.M. Best (1)	Moody’s (2)	Standard & Poor’s (3)
Allied World Assurance Company, Ltd	X	X	X
Allied World Assurance Company (U.S.) Inc.	X	X	X
Allied World National Assurance Company	X	X	X
Allied World Reinsurance Company	X	X	X
Darwin National Assurance Company	X	—	—
Darwin Select Insurance Company	X	—	—
Allied World Assurance Company (Europe) Limited	X	—	X
Allied World Assurance Company (Reinsurance) Limited	X	—	X

(1)	Third highest of 16 available ratings from A.M. Best.

(2)	Sixth highest of 21 available ratings from Moody’s.

(3)	Seventh highest of 21 available ratings from Standard & Poor’s.
     In addition, our $500 million aggregate principal amount of senior notes were assigned a senior unsecured debt rating of bbb by A.M. Best (fourth of eight A.M. Best debt rating categories); a rating of BBB by Standard & Poor’s (fourth of 10 debt rating categories) and Baa1 (fourth of 9 debt rating categories) by Moody’s. These ratings are subject to periodic review, and may be revised upward, downward or revoked, at the sole discretion of the rating agencies.

Reserve for Losses and Loss Expenses
     We are required by applicable insurance laws and regulations in the countries in which we operate and accounting principles generally accepted in the United States (“U.S. GAAP”) to establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of losses and loss expenses we are required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us as of the date they are recorded. For more specific information concerning the statistical and actuarial methods we use to estimate ultimate expected losses and loss expenses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses.”
     The following tables show the development of gross and net reserves for losses and loss expenses, respectively. The tables do not present accident or policy year development data. Each table begins by showing the original year-end reserves recorded at the balance sheet date for each of the years presented (“as originally estimated”). This represents the estimated amounts of losses and loss expenses arising in all prior years that are unpaid at the balance sheet date, including reserves for losses incurred but not reported (“IBNR”). The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. A (redundancy) or deficiency arises when the re-estimation of reserves recorded at the end of each prior year is (less than) or greater than its estimation at the preceding year-end. The cumulative (redundancies) or deficiencies represent cumulative differences between the original reserves and the currently re-estimated liabilities over all prior years. Annual changes in the estimates are reflected in the consolidated statement of operations and comprehensive income for each year, as the liabilities are re-estimated.
     The lower sections of the tables show the portions of the original reserves that were paid (claims paid) as of the end of subsequent years. This section of each table provides an indication of the portion of the re-estimated liability that is settled and is unlikely to develop in the future. For our quota share treaty reinsurance business, we have estimated the allocation of claims paid to applicable years based on a review of large losses and earned premium percentages.
Development of Reserve for Losses and Loss Expenses
Cumulative Deficiency (Redundancy)
Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007		2008(1)	2009
					($ in thousands)
As Originally Estimated:	$213	$310,508	$1,058,653	$2,037,124	$3,405,407	$3,636,997	$3,919,772		$4,576,828	$4,761,772
Liability Re-estimated as of:
One Year Later	213	253,691	979,218	1,929,571	3,318,359	3,469,216	3,537,721		4,290,335
Two Years Later	213	226,943	896,649	1,844,258	3,172,105	3,137,712	3,202,129
Three Years Later	213	217,712	842,976	1,711,212	2,837,384	2,801,154
Four Years Later	213	199,860	809,117	1,503,070	2,501,523
Five Years Later	213	205,432	704,436	1,295,592
Six Years Later	213	196,495	626,588
Seven Years Later	213	179,752
Eight Years Later	213
Cumulative (Redundancy)	—	(130,756)	(432,065)	(741,532)	(903,884)	(835,843)	(717,643	)(2)	(286,493)
Cumulative Claims Paid as of:
One Year Later	—	54,288	138,793	372,823	712,032	544,180	561,386	(3)	574,823
Two Years Later	—	83,465	237,394	571,149	1,142,878	962,971	921,819
Three Years Later	—	100,978	300,707	721,821	1,434,437	1,213,389
Four Years Later	18	124,109	371,638	838,807	1,575,663
Five Years Later	18	163,516	437,950	906,270
Six Years Later	18	180,580	469,208
Seven Years Later	18	191,577
Eight Years Later	18

(1)	Reserve for losses and loss expenses includes the reserves for losses and loss expenses of Finial Insurance Company (renamed Allied World Reinsurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

(2)	The cumulative (redundancy) on the original balance as of December 31, 2007 includes reserve development of Darwin subsequent to our acquisition of the company.

(3)	The cumulative claims paid includes paid development of Finial Insurance Company and Darwin subsequent to our acquisition of each company.
Development of Reserve for Losses and Loss Expenses
Cumulative Deficiency (Redundancy)
Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008
Liability Re-estimated as of:
One Year Later	100%	82%	92%	95%	97%	95%	90%	94%
Two Years Later	100%	73%	85%	91%	93%	86%	82%
Three Years Later	100%	70%	80%	84%	83%	77%
Four Years Later	100%	64%	76%	74%	73%
Five Years Later	100%	66%	67%	64%
Six Years Later	100%	63%	59%
Seven Years Later	100%	58%
Eight Years Later	100%
Cumulative (Redundancy)	—	(42)%	(41)%	(36)%	(27)%	(23)%	(18)%	(6)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	13%	18%	21%	15%	14%	13%
Two Years Later	0%	27%	22%	28%	34%	26%	24%
Three Years Later	0%	33%	28%	35%	42%	33%
Four Years Later	8%	40%	35%	41%	46%
Five Years Later	8%	53%	41%	44%
Six Years Later	8%	58%	44%
Seven Years Later	8%	62%
Eight Years Later	8%
Losses Net of Reinsurance

	December 31,
	2001	2002	2003	2004	2005	2006	2007		2008(1)	2009
					($ in thousands)
As Originally Estimated:	$213	$299,946	$964,810	$1,777,953	$2,688,526	$2,947,892	$3,237,007		$3,688,514	$3,841,781
Liability Re-estimated as of:
One Year Later	213	243,129	885,375	1,728,868	2,577,808	2,824,815	2,956,912		3,440,522
Two Years Later	213	216,381	830,969	1,626,334	2,474,788	2,570,194	2,676,727
Three Years Later	213	207,945	771,781	1,528,620	2,215,504	2,287,575
Four Years Later	213	191,471	745,289	1,338,931	1,921,279
Five Years Later	213	197,656	649,305	1,147,207
Six Years Later	213	188,733	575,639
Seven Years Later	213	172,219
Eight Years Later	213
Cumulative (Redundancy)	—	(127,737)	(389,171)	(630,746)	(767,247)	(660,317)	(560,280	)(2)	(247,992)
Cumulative Claims Paid as of:
One Year Later	—	52,077	133,286	305,083	455,079	365,251	395,163	(3)	415,901
Two Years Later	—	76,843	214,384	478,788	747,253	674,263	661,280
Three Years Later	—	93,037	271,471	620,760	973,091	859,380
Four Years Later	18	116,494	342,349	728,246	1,073,256
Five Years Later	18	155,904	407,163	778,052
Six Years Later	18	172,974	425,805
Seven Years Later	18	176,390
Eight Years Later	18

(1)	Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of Finial Insurance Company (renamed Allied World Reinsurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

(2)	The cumulative (redundancy) on the original balance as of December 31, 2007 includes reserve development of Darwin subsequent to our acquisition of the company.

(3)	The cumulative claims paid includes paid development of Finial Insurance Company and Darwin subsequent to our acquisition of each company.
Losses Net of Reinsurance

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008
Liability Re-estimated as of:
One Year Later	100%	81%	92%	97%	96%	96%	91%	93%
Two Years Later	100%	72%	86%	91%	92%	87%	83%
Three Years Later	100%	69%	80%	86%	82%	78%
Four Years Later	100%	64%	77%	75%	71%
Five Years Later	100%	66%	67%	65%
Six Years Later	100%	63%	60%
Seven Years Later	100%	57%
Eight Years Later	100%
Cumulative (Redundancy)	—	(43)%	(40)%	(35)%	(29)%	(22)%	(17)%	(7)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	14%	17%	17%	12%	12%	11%
Two Years Later	0%	26%	22%	27%	28%	23%	20%
Three Years Later	0%	31%	28%	35%	36%	29%
Four Years Later	8%	39%	35%	41%	40%
Five Years Later	8%	52%	42%	44%
Six Years Later	8%	58%	44%
Seven Years Later	8%	59%
Eight Years Later	8%
The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2009, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2009	2008	2007
		($ in thousands)
Gross liability at beginning of year	$4,576,828	$3,919,772	$3,636,997
Reinsurance recoverable at beginning of year	(888,314)	(682,765)	(689,105)

Net liability at beginning of year	3,688,514	3,237,007	2,947,892

Acquisition of net reserve for losses and loss expenses	—	298,927	—
Net losses incurred related to:
Current year	852,052	921,217	805,417
Prior years	(247,992)	(280,095)	(123,077)

Total incurred	604,060	641,122	682,340

Net paid losses related to:
Current year	42,320	79,037	32,599
Prior years	415,901	395,163	365,251

Total paid	458,221	474,200	397,850

Foreign exchange revaluation	7,428	(14,342)	4,625
Net liability at end of year	3,841,781	3,688,514	3,237,007
Reinsurance recoverable at end of year	919,991	888,314	682,765

Gross liability at end of year	$4,761,772	$4,576,828	$3,919,772

Investments
Investment Strategy and Guidelines
     We believe that we follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. Our portfolio therefore consists primarily of investment-grade, fixed-maturity securities of short-to-medium term duration. As of December 31, 2009, these securities, along with cash and cash equivalents, represented 95% of our total investments and cash and cash equivalents, with the remainder invested in non-investment grade securities, hedge funds and other alternative investments. According to our current Investment Policy Statement, we may invest up to 10% of our investment portfolio in alternative investments, including public and private equities, preferred equities, non investment grade investments and hedge funds.
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
     Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and therefore reinvestment risk. Alternative investments, such as our hedge fund investments, subject us to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.
Investment Committee and Investment Managers
      The Investment Committee of our Board of Directors has approved an investment policy statement that contains investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results, compliance with investment objectives and guidelines, and ultimately reports our overall investment results to the Board of Directors.
     For our fixed income assets we have engaged affiliates of the Goldman Sachs Funds and two other investment managers to provide us with certain discretionary investment management services. We have agreed to pay investment management fees based on the market values of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included as a deduction to net investment income. These investment management agreements may generally be terminated by either party upon 30 days prior written notice.
Our Portfolio
     Composition as of December 31, 2009
     As of December 31, 2009, our aggregate invested assets totaled approximately $7.5 billion. Total investments and cash and cash equivalents include cash and cash equivalents, restricted cash, fixed-maturity securities and hedge fund investments. The average credit quality of our investments is rated AA by Standard & Poor’s and Aa2 by Moody’s. Short-term instruments must be rated a minimum of A-1/P-1. The target duration range is 1.75 to 4.25 years. The portfolio has a total return rather than income orientation. As of December 31, 2009, the average duration of our investment portfolio was 3.0 years and there were approximately $149.8 million of net unrealized gains in the portfolio, net of applicable tax.

     The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2009.

	As of December 31,
	2009
		Average	Portfolio
	Fair Value	Rating	Percentage
		($ in thousands)
Type of Investment
Cash and cash equivalents	$379,751	AAA	5.0%
U.S. government securities	820,756	AAA	10.9%
U.S. government agencies	557,809	AAA	7.4%
Non-U.S. government securities	511,001	AAA	6.8%
Mortgage-backed securities:
Agency mortgage-backed securities	876,297	AAA	11.6%
Non-agency residential mortgage-backed securities	237,021	AA	3.1%
Non-agency residential mortgage-backed securities-non-investment grade strategy	184,867	B+	2.5%
Commercial mortgage-backed securities	423,069	AAA	5.6%
Total mortgage-backed securities	1,721,254		22.8%
Corporate securities:
Financial Institutions	1,300,461	AA-	17.3%
Industrials	1,117,938	A	14.8%
Utilities	166,186	BBB+	2.2%
Total corporate securities	2,584,585		34.3%
Asset-backed securities:
Credit card receivables	80,466	AAA	1.1%
Automobile loan receivables	163,897	AAA	2.2%
Collateralized loan obligations	133,251	AAA	1.8%
Other	155,157	AAA	2.0%
Total asset-backed securities	532,771		7.1%
State, municipalities and political subdivisions	243,218	AA+	3.2%
Hedge funds	184,725	N/A	2.5%
Equity securities	144	N/A	0.0%

Total investment portfolio	$7,536,014		100.0%

     For more information on the securities in our investment portfolio, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Fair Value of Financial Instruments”.
     Ratings as of December 31, 2009
     The investment ratings (provided by Standard & Poor’s and Moody’s) for fixed maturity securities held as of December 31, 2009 and the percentage of our total fixed maturity securities they represented on that date were as follows:

			Percentage
			of Total
	Amortized	Fair	Fair
	Cost	Value	Value
		($ in millions)
Ratings
U.S. government and government agencies	1,352.3	1,378.6	19.8%
AAA/Aaa	3,023.7	3,076.1	44.1%
AA/Aa	664.7	684.3	9.8%
A/A	1,303.3	1,347.6	19.3%
BBB/Baa	291.6	318.2	4.6%
BB	31.3	34.8	0.5%
B/B	22.6	24.4	0.4%
CCC+ and below	103.1	107.4	1.5%

Total	$6,792.6	$6,971.4	100.0%

Maturity Distribution as of December 31, 2009
The maturity distribution for fixed maturity securities held as of December 31, 2009 was as follows:

			Percentage
			of Total
	Amortized	Fair	Fair
	Cost	Value	Value
		($ in millions)
Maturity
Due within one year	$153.1	$156.3	2.2%
Due after one year through five years	3,125.6	3,221.7	46.3%
Due after five years through ten years	1,133.1	1,166.9	16.7%
Due after ten years	163.3	172.4	2.5%
Mortgage-backed securities	1,689.3	1,721.3	24.7%
Asset-backed securities	528.2	532.8	7.6%

Total	$6,792.6	$6,971.4	100.0%

Investment Returns for the Year Ended December 31, 2009
Our investment returns for year ended December 31, 2009:

Net investment income	300.7
Net realized investment gains	126.4
Net change in unrealized gains	181.1
Net impairment charges recognized in earnings	(49.6)

Total net investment return	558.6

Total return(1)	7.9%
Effective annualized yield(2)	4.2%

(1)	Total return for our investment portfolio is calculated using beginning and ending market values adjusted for external cash flows and includes the net change in unrealized gains and losses.

(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.
Our Principal Operating Subsidiaries
     Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company that began operations in November 2001. Senior management of Allied World Assurance Company, Ltd are located in our Bermuda headquarters.
     Allied World Assurance Company (Europe) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the European Union from its office in Ireland since October 2002 and from a branch office in London since May 2003. Since its formation, Allied World Assurance Company (Europe) Limited has written business originating from Ireland, the United Kingdom and Continental Europe. Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the European Union from its office in Ireland since July 2003, from a branch office in London since August 2004 and from a branch office in Zug, Switzerland since October 2008. We include the business produced by this entity in our international insurance segment even though the majority of coverages are structured as facultative reinsurance.
     We write insurance in the United States primarily through four subsidiaries, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company, which we acquired in July 2002, and Darwin National Assurance Company and Darwin Select Insurance Company, which we acquired in October 2008. These companies are authorized or eligible to write insurance on both a surplus lines and admitted basis throughout the United States. In February 2008, we acquired Allied World Reinsurance Company through which we write our U.S. reinsurance business.
     The activities of Newmarket Administrative Services (Bermuda), Ltd, Newmarket Administrative Services (Ireland) Limited and Newmarket Administrative Services, Inc. are limited to providing certain administrative services to various subsidiaries of Holdings.

Our Employees
     As of February 22, 2010, we had a total of 665 full-time employees, of which 163 worked in Bermuda, 424 in the United States, 63 in Europe, and 15 in Hong Kong and Singapore. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.
Regulatory Matters
General
     The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our insurance and reinsurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance and reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance regulatory environment has become subject to increased scrutiny in many jurisdictions globally. We require our employees to take and attend ethical behavior training on various regulatory and other matters on at least an annual basis.
Bermuda
     The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance and reinsurance business of Allied World Assurance Company, Ltd. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Allied World Assurance Company, Ltd has been registered as a Class 4 insurer by the BMA and approved to carry on general insurance and reinsurance business. Allied World Assurance Company Holdings, Ltd and Allied World Assurance Holdings (Ireland) Ltd are holding companies and Newmarket Administrative Services (Bermuda), Ltd is a services company that do not carry on any insurance or reinsurance business, and as such each is not subject to Bermuda insurance regulations; however, like all Bermuda companies, they are subject to the provisions and regulations of the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance and reinsurance companies and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of these companies.
          The following are some significant aspects of the Bermuda insurance and reinsurance regulatory framework:
Solvency and Capital Standards. As a Class 4 insurer, Allied World Assurance Company, Ltd is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the enhanced capital requirements as determined by the BMA under the Bermuda Solvency Capital Requirement model (“BSCR model”). The BSCR model is a risk-based capital model that provides a method for determining an insurer’s capital requirements (statutory capital and surplus) taking into account the risk characteristics of different aspects of the company’s business. The minimum solvency margin Allied World Assurance Company, Ltd is required to maintain is equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written (being gross premiums written less any premiums ceded, but the company may not deduct more than 25% of gross premiums written when computing net premiums written) and (3) 15% of net losses and loss expense reserves.
Liquidity. Allied World Assurance Company, Ltd must maintain a minimum liquidity ratio at least equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.
Dividends. Allied World Assurance Company, Ltd is prohibited from declaring or paying any dividends during any financial year it is, or would be after such dividend, in breach of its minimum solvency margin, minimum liquidity ratio or enhanced capital requirements. Allied World Assurance Company, Ltd is also prohibited, without prior BMA approval, from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus or from reducing by 15% or more its total statutory capital. Under the Companies Act, Allied World Assurance Company Holdings, Ltd and each of its Bermuda subsidiaries may not declare or pay a dividend if such company has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.
Principal office and representatives. Allied World Assurance Company, Ltd must maintain a principal office and appoint a principal representative, loss reserve specialist and independent auditor approved by the BMA.

Annual filings. Allied World Assurance Company, Ltd must file annually with the BMA financial statements prepared in accordance with U.S. GAAP, statutory financial statements and a statutory financial return.
Currency matters. As the BMA has classified each of our Bermuda subsidiaries as non-residents of Bermuda, these subsidiaries may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.
Shareholder notification requirements. The BMA also requires written notification from any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of Allied World Assurance Company Holdings, Ltd by the later of 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding. The BMA may object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder and/or require the shareholder to reduce its holdings or voting rights. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.
            If it appears to the BMA that there is a risk of Allied World Assurance Company, Ltd becoming insolvent, or that Allied World Assurance Company, Ltd is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may take numerous restrictive actions to protect the public interest, including cancelling our registration under the Insurance Act.
Ireland
     Allied World Assurance Company (Europe) Limited is authorized as a non-life insurance undertaking and is regulated by the Irish Financial Services Regulatory Authority (the “Irish Financial Regulator”) pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2009 (the “Irish Insurance Acts and Regulations”). The Third Non-Life Directive of the European Union (the “Non-Life Directive”) established a common framework for the authorization and regulation of non-life insurance undertakings within the European Union. The Non-Life Directive permits non-life insurance undertakings authorized in a member state of the European Union to operate in other member states of the European Union either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment). Allied World Assurance Company (Europe) Limited operates a branch office in the United Kingdom on a freedom to provide services basis in other European Union member states.
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
United States
     Our U.S. insurance and reinsurance subsidiaries are admitted or surplus line eligible in all 50 states and the District of Columbia. Allied World Assurance Company (U.S.) Inc. is admitted in three states, including Delaware, its state of domicile, surplus lines eligible in 48 jurisdictions, including the District of Columbia, and an accredited reinsurer in over 38 jurisdictions, including the District of Columbia. Allied World National Assurance Company is admitted in 43 jurisdictions, including New Hampshire, its state of domicile, surplus lines eligible in three states and an accredited reinsurer in one state. Allied World Reinsurance Company is admitted to write insurance and reinsurance in all 50 states, including New Hampshire, its state of domicile, and the District of Columbia. Darwin National Assurance Company is domiciled in Delaware and admitted to write in all other U.S. jurisdictions except Arkansas, Darwin Select Insurance Company, which is an Arkansas company, is admitted in that state and is an eligible surplus lines writer in all other states and the District of Columbia, and Vantapro Specialty Insurance Company, which is an Arkansas company, is currently admitted only in Arkansas and Illinois.
     Our U.S. admitted and authorized insurers and reinsurers are subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states’ regulatory schemes also extend to policy form approval and market conduct regulation. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.
     Holding Company Regulation. Our U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of certain states. The insurance holding company laws and regulations vary by state, but generally require admitted insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions involving the insurers in a holding company system and their affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the state insurance department.
     State insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. These limitations vary by state, but generally are based on statutory surplus, statutory net income and investment income. Delaware allows us to pay ordinary dividends without the prior approval of its insurance commissioner so long as the dividend is paid out of earned surplus (as defined under Delaware law). New Hampshire requires 15 days notice to its insurance commissioner prior to paying an ordinary dividend, provided that our surplus with regard to policyholders following such dividend payment would be adequate and could not lead to a hazardous financial condition. Arkansas allows us to pay ordinary dividends upon ten business days prior notice to its insurance commissioner. For extraordinary dividends, each state requires 30 days prior notice to and non-disapproval of its insurance commissioner before being declared. An extraordinary dividend generally includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer’s surplus as regards policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer’s own securities.
     State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. Under the insurance laws of Delaware, New Hampshire and Arkansas, any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted.
     Guaranty Fund Assessments. Virtually all states require admitted insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by certain insureds caused by the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of the annual premiums written for the relevant lines of insurance in that state to pay the claims of insolvent insurers. Most of these assessments are recoverable through premium rates, premium tax credits or policy surcharges.
     Involuntary Pools. In the states where they are admitted, our insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.
     Risk-Based Capital. U.S. insurers are also subject to risk-based capital (or RBC) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of the company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2009, all of our U.S. insurance and reinsurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.
     NAIC Ratios. The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. As of December 31, 2009, none of our U.S. insurance and reinsurance subsidiaries had an IRIS ratio range warranting any regulatory action.

     Surplus Lines Regulation. The regulation of our U.S. subsidiaries’ excess and surplus lines insurance business differs significantly from their regulation as admitted or authorized insurers. These companies are subject to the surplus lines regulation and reporting requirements of the jurisdictions in which there are eligible to write surplus lines insurance. Allied World Assurance Company (U.S.) Inc. and Darwin Select Insurance Company, which conduct business on a surplus lines basis in a particular state, are generally exempt from that state’s guaranty fund laws and from participation in its involuntary pools. Although surplus lines business is generally less regulated than the admitted market, strict regulations apply to surplus lines placements under the laws of every state, and the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that would result in increased oversight and regulation of surplus lines insurance.
Switzerland
     Allied World Assurance Company (Reinsurance) Limited operates a branch office in Switzerland. As it is domiciled outside of Switzerland, it is not required to be licensed by the Swiss insurance regulatory authority.
Asia
     In March 2009, Allied World Assurance Company, Ltd received regulatory approval from the Office of the Insurance Commissioner in Hong Kong to operate as a branch office from which it conducts general insurance business in certain specified classes under Section 8 of the Insurance Companies Ordinance.
     In December 2009, Allied World Assurance Company, Ltd received regulatory approval from the Monetary Authority of Singapore to operate a branch office from which it conducts general insurance and reinsurance business under Section 8 of the Insurance Act.
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
     Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Each rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. The ratings are neither an evaluation directed to our investors nor a recommendation to buy, sell or hold our securities. For the financial strength rating of each of our principal operating subsidiaries, please see Item 1, “Business — Our Financial Strength Ratings”. If the rating of any of our subsidiaries is revised downward or revoked, our competitive position in the insurance and reinsurance industry may suffer, and it may be more difficult for us to market our products. Specifically, any revision or revocation of this kind could result in a significant reduction in the number of insurance and reinsurance contracts we write and in a substantial loss of business as customers and brokers that place this business move to competitors with higher financial strength ratings.
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
     For example, if all ceding companies for which we have in force business as of December 31, 2009 were to exercise their cancellation rights or require the posting of security, the estimated impact could result in the return of premium, the commutation of loss reserves, the posting of additional collateral or a combination thereof, the notional value of which could be approximately $360 million.

     Our U.S. reinsurance subsidiary, Allied World Reinsurance Company, does not typically post security for the reinsurance contracts it writes. In addition to the cancellation right discussed above, should the company’s A.M. Best rating or Standard & Poor’s rating be downgraded below A-, some ceding companies would have the right to require Allied World Reinsurance Company to post security for its portion of the obligations under such contracts. If this were to occur, Allied World Reinsurance Company may not have the liquidity to post security as stipulated in such reinsurance contracts.
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
     To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital. Our results for the year ended December 31, 2009 included $376.9 million and $128.9 million of favorable (i.e., a loss reserve decrease) and adverse development (i.e., a loss reserve increase), respectively, of reserves relating to losses incurred for prior loss years. In comparison, for the year ended December 31, 2008, our results included $330.5 million and $50.4 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years. Our results for the year ended December 31, 2007 included $246.4 million and $123.3 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years.
     We have estimated our net losses from catastrophes based on actuarial analyses of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available.
We may experience significant losses and volatility in our financial results from catastrophic events.
     As a multi-line casualty and property insurer and reinsurer, we may experience significant losses from claims arising out of catastrophic events, particularly from our direct property insurance operations and our property, workers compensation and personal accident reinsurance operations. Catastrophes can be caused by various unpredictable events, including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. The international geographic distribution of our business subjects us to catastrophe exposure from natural events occurring in a number of areas throughout the world, examples of which include floods and windstorms in Europe, hurricanes and windstorms in Mexico, Florida, the Gulf Coast and the Atlantic Coast regions of the United States, typhoons and earthquakes in Japan and Taiwan and earthquakes in California and parts of the Midwestern United States known as the New Madrid zone. Our largest exposure to wind events is concentrated in the Southeast and Gulf Coast of the United States. Our largest exposure to quake events is concentrated in California. The loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency but high severity in nature. In recent years, the frequency of major catastrophes appears to have increased. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of losses to the industry in recent years, and we expect this trend to continue.
     The loss limitation methods we employ, such as establishing maximum aggregate exposed limits on policies written in key coastal and other defined geographical zones, restrictive underwriting guidelines and purchasing reinsurance, may not be sufficient protection against losses from catastrophes. In the event we do not accurately estimate losses from catastrophes that have already occurred, there is a possibility that loss reserves for such catastrophes will be inadequate to cover the losses. Because U.S. GAAP does not permit insurers and reinsurers to reserve for catastrophes until they occur, claims from these events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. In addition, losses from catastrophic events could result in downward revisions to our financial strength ratings from the various rating agencies that cover us.

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
Our business and our financial results may be adversely affected by unexpected levels of loss due to climate change.
     A substantial portion of our revenues are derived from the underwriting of property insurance and reinsurance around the world. Therefore, large scale climate change (often referred to as “global warming”) as well as changing ocean temperatures could increase the frequency and severity of our loss costs related to property damage and/or business interruption due to hurricanes, windstorms, flooding, blizzards, tornadoes or other severe weather events particularly with respect to properties located in coastal areas. Additionally, if changes in climactic patterns and ocean temperature conditions continue, it is likely that such changes will further impair the ability to predict the frequency and severity of future weather-related disasters in many parts of the world. Over the longer term, such decreased predictability will create additional uncertainty as to future trends and exposures. In addition to unexpected increases in covered losses and decreased predictability, global climate change may also give rise to new environmental liability claims against policyholders that compete in the energy, automobile manufacturing and other industries that we serve. These would be an increase in claims against policyholders of directors and officers liability of related management liability policies alleging a failure to supervise, manage or properly disclose climate change exposures. We may also incur greater-than-expected expense levels due to the costs involved in responding to regulators, rating agencies and other interested constituencies with respect to climate change and other environmental disclosures.
     The perceived effects of climate change on debt obligations can impact our investment mix in any one issuer, industry or region. The largest per-issuer exposure, outside of government and government-related issuers, represented 1.2% of our investment portfolio and the largest ten exposures represented less than 10% of the portfolio.
The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.
     We seek to limit our loss exposure by adhering to maximum limitations on policies written in defined geographical zones (which limits our exposure to losses in any one geographic area), limiting program size for each client (which limits our exposure to losses with respect to any one client), adjusting retention levels and establishing per risk and per occurrence limitations for each event and establishing prudent underwriting guidelines for each insurance program written (all of which limit our liability on any one policy). Most of our direct liability insurance policies include maximum aggregate limitations. We cannot assure you that any of these loss limitation methods will be effective. In particular, geographic zone limitations involve significant underwriting judgments, including the determination of the areas of the zones and whether a policy falls within particular zone limits. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies that are designed to limit our risks, such as limitations or exclusions from coverage (which limit the range and amount of liability to which we are exposed on a policy) or choice of forum (which provides us with a predictable set of laws to govern our policies and the ability to lower costs by retaining legal counsel in fewer jurisdictions), may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. One or more catastrophic or other events could result in claims and expenses that substantially exceed our expectations and could have a material adverse effect on our results of operations.
A prolonged recession and other adverse consequences as a result of the recent turmoil in the U.S. and international financial markets could harm our business, liquidity and financial condition, and our share price.
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
We may be impacted from claims relating to the recent financial market turmoil, including subprime and other credit and insurance exposures beyond our current estimates.
     We write corporate directors and officers, errors and omissions and other insurance coverages for financial institutions and financial services companies. We also write liability coverages for fiduciaries of pension funds. In addition, we also reinsure other insurance companies that write these types of coverages. The financial institutions and financial services segment has been particularly impacted by the recent financial market turmoil. As a result, this industry segment has been the subject of heightened scrutiny and in some cases investigations by regulators with respect to the industry’s actions as they relate to subprime mortgages, collateralized debt obligations, structured investment vehicles, swap and derivative transactions and executive compensation. During this time, a number of U.S. and international financial institutions, insurance companies and other companies have failed, been acquired under distressed circumstances, become reliant upon the central governments of their jurisdictions for financial assistance to remain solvent and/or suffered significant declines in their stock price. Additionally, there have been allegations of fraud, most notably being the claims alleged against the founder and chief executive officer of Bernard L. Madoff Investment Securities LLC, R. Allen Stanford and Galleon Group LLC. These events may give rise to increased litigation, including class action suits, which may involve our insureds. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.
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
     Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to the insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. Allied World Assurance Company, Ltd uses trust accounts and has access to up to $1.7 billion in letters of credit under two letter of credit facilities. The letter of credit facilities impose restrictive covenants, including restrictions on asset sales, limitations on the incurrence of certain liens and required collateral and financial strength levels. Violations of these or other covenants could result in the suspension of access to letters of credit or such letters of credit becoming due and payable. Our access to our existing letter of credit facilities is dependent on the ability of the banks that are parties to these facilities to meet their commitments. Our $900 million letter of credit facility with Citibank Europe plc is on an uncommitted basis, which means Citibank Europe has agreed to offer us up to $900 million in letters of credit, but they are not contractually obligated for that full amount. The lenders under our letter of credit facilities may not be able to meet their commitments if they become insolvent, file for bankruptcy protection or if they otherwise experience shortages of capital and liquidity. If these letter of credit facilities are not sufficient or drawable or if Allied World Assurance Company, Ltd is unable to renew either or both of these facilities or to arrange for trust accounts or other types of security on commercially acceptable terms, its ability to provide reinsurance to U.S.-domiciled insurers may be severely limited and adversely affected.
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
     We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. For the year ended December 31, 2009, our top three brokers represented approximately 55.3% of our total gross premiums written. Marsh, Aon (including Benfield Group Ltd.) and Willis were responsible for the distribution of approximately 25.8%, 20.7% and 8.8%, respectively, of our total gross premiums written for the year ended December 31, 2009. Loss of all or a substantial portion of the business produced by any one of those brokers could have a material adverse effect on our financial condition, results of operations and business.
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
     In addition, the recent financial market turmoil may significantly adversely affect the ability of our reinsurers and retrocessionaires to meet their obligations to us. A reinsurer’s insolvency, or inability or refusal to make payments under a reinsurance or retrocessional reinsurance agreement with us, could have a material adverse effect on our financial condition and results of operations because we remain liable to the insured under the corresponding coverages written by us.
Our investment performance may adversely affect our financial performance and ability to conduct business.
     We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Ongoing conditions in the U.S. and international financial markets have and could continue to adversely affect our investment portfolio. Depending on market conditions, we could incur additional losses in future periods, which could have a material adverse effect on our financial condition, results of operations and business.
     Our investment portfolio is overseen by our Chief Investment Officer and managed by professional investment management firms in accordance with the Investment Policy Statement approved by the Investment Committee of the Board of Directors. Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk, and credit and default risk. Additionally, with respect to some of our investments, we are subject to pre-payment or reinvestment risk. According to our current Investment Policy Statement, we may invest up to 10% of our investment portfolio in public and private equities, preferred equities, non-investment grade investments and hedge funds. As a result, we may be subject to restrictions on redemption, which may limit our ability to withdraw funds or realize on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.
     Because of the unpredictable nature of losses that may arise under insurance or reinsurance policies written by us, our liquidity needs could be substantial and may arise at any time. To the extent we are unsuccessful in managing our investment portfolio within the context of our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, or we may have difficulty in liquidating some of our alternative investments due to restrictions on sales, transfers and redemptions noted above. This could have a material adverse effect on the performance of our investment portfolio. If our liquidity needs or general liability profile unexpectedly change, we may not be successful in continuing to structure our investment portfolio in its current manner. In addition, investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.
     While we maintain an investment portfolio with instruments rated highly by the recognized rating agencies, there are no assurances that these high ratings will be maintained. Over the past couple of years companies with highly-rated debt have filed for bankruptcy. The assignment of a high credit rating does not preclude the potential for the risk of default on any investment instrument.
Any increase in interest rates and/or credit spread levels could result in significant losses in the fair value of our investment portfolio.
     Our investment portfolio contains interest-rate-sensitive instruments that may be adversely affected by changes in interest rates. Fluctuations in interest rates affect our returns on fixed income investments. Generally, investment income will be reduced during sustained periods of lower interest rates as higher-yielding fixed income securities are called, mature or are sold and the proceeds reinvested at lower rates. During periods of rising interest rates, prices of fixed income securities tend to fall and realized gains upon their sale are reduced. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. We may not be able to effectively mitigate interest rate sensitivity. In particular, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have a material adverse effect on our financial condition and results of operations. Additionally, changes in the credit spread (the difference in the percentage yield) between U.S. Treasury securities and non-U.S. Treasury securities may negatively impact our investment portfolio as we may not be able to effectively mitigate credit spread sensitivity. In particular, a significant increase in credit spreads could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have a material adverse effect on our financial condition and results of operations.
     In addition, our investment portfolio includes U.S. government agency and non-agency commercial and residential mortgage-backed securities. As of December 31, 2009, mortgage-backed securities constituted approximately 22.8% of the fair value of our total investments and cash and cash equivalents, of which 11.6% of the fair value was invested in U.S. government agency mortgage-backed securities. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are generally prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of rising interest rates, mortgage-backed securities may have declining levels of prepayments, extending their maturity and duration, thereby negatively impacting the security’s price.
     Delinquencies, defaults and losses with respect to non-agency commercial and residential mortgage loans have increased and may continue to increase. In addition, residential property values in many states have declined, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values.
     Additionally as of December 31, 2009, commercial mortgage-backed securities constituted 5.6% of the fair value of our total investments and cash and cash equivalents. While delinquencies, defaults and losses have been slower to materialize in the commercial sector than in the residential sector, we believe that the next 12 to 24 months may see increasing problems for the commercial real estate market, and therefore the commercial mortgage-backed securities sector. We expect this to be most acute in the more recent commercial mortgage-backed securities offerings, particularly those occurring in 2007 and 2008. As of December 31, 2009, we had no direct exposure to these recent commercial mortgage-backed securities transactions (2007 and 2008 vintage).

The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.
     During periods of market disruptions, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to the recent financial environment. In such cases, the valuation of a greater number of securities in our investment portfolio may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially affect the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.
The determination of the impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.
     The determination of the impairments taken on our investments varies by investment type and is based upon our periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations quarterly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could have a material adverse effect on our financial condition or results of operations. Historical trends may not be indicative of future impairments.
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
     We have currency hedges in place that seek to alleviate our potential exposure to volatility in foreign exchange rates and intend to consider the use of additional hedges when we are advised of known or probable significant losses that will be paid in currencies other than the U.S. dollar. To the extent that we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the impact of a movement in foreign currency exchange rates could adversely affect our financial condition or results of operations.
We may be adversely impacted by inflation.
     Our operations, like those of other property and casualty insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums, for competitive reasons, may not fully offset the effects of inflation and essentially result in our under pricing the risks we insure and reinsure. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent inflation causes theses costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition and results of operations.
We may require additional capital in the future that may not be available to us on commercially favorable terms.
     Our future capital requirements depend on many factors, including our ability to write new business and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover losses and loss expenses, we may need to raise additional funds through financings or reduce our assets. The recent financial market crisis has created unprecedented uncertainty in the equity and credit markets and has affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us. In the case of equity financing, dilution to our shareholders could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.
Our business could be adversely affected if we lose any member of our management team or are unable to attract and retain our personnel.
     Our success depends in substantial part on our ability to attract and retain our employees who generate and service our business. We rely substantially on the services of our executive management team. If we lose the services of any member of our executive management team, our business could be adversely affected. If we are unable to attract and retain other talented personnel, the further implementation of our business strategy could be impeded. This, in turn, could have a material adverse effect on our business. The location of our global headquarters in Bermuda may also impede our ability to attract and retain talented employees. We currently have written employment agreements with our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Actuary and most of the other members of our executive management team. We do not maintain key man life insurance policies for any of our employees.
Employee error and misconduct may be difficult to detect and prevent and could adversely affect our business, results of operations and financial condition.
     We may experience losses from, among other things, fraud, errors, the failure to document transactions properly or to obtain proper internal authorization or the failure to comply with regulatory or legal requirements. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Losses related to employee error or misconduct could adversely affect our financial condition, results of operations and business.
If a program administrator were to exceed its underwriting authority or otherwise breach obligations owed to us, we could be adversely affected.
     We write a portion of our U.S. insurance business through relationships with program administrators, under contracts pursuant to which we authorize such program administrators to underwrite and bind business on our behalf, within guidelines we prescribe. In this structure, we rely on controls incorporated in the provisions of the program administration agreement, as well as on the administrator’s internal controls, to limit the risks insured to those which are within the prescribed parameters. Although we monitor program administrators on an ongoing basis, our monitoring efforts may not be adequate or our program administrators could exceed their underwriting authorities or otherwise breach obligations owed to us. We are liable to policyholders under the terms of policies underwritten by program administrators, and to the extent such administrators exceed their authorities or otherwise breach their obligations to us, our financial condition or results of operations could be material adversely affected.
If we experience difficulties with our information technology and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected.
     We rely heavily on the successful, uninterrupted functioning of our information technology (“IT”) and telecommunications systems. Our business and continued expansion is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies, paying claims, performing actuarial and other modeling functions. A failure of our IT and telecommunication systems or the termination of third-party software licenses we rely on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. Computer viruses, hackers and other external hazards could expose our IT and data systems to security breaches. If we do not maintain adequate IT and telecommunications systems, we could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, litigation exposures and increased administrative expenses. As a result, our ability to conduct our business might be adversely affected.

The integration of acquired companies, the growth of our operations through new lines of insurance or reinsurance business, the expansion into new geographic regions and/or the entering into joint ventures or partnerships may expose us to operational risks.
     Acquisitions involve numerous risks, including operational, strategic and financial risks such as potential liabilities associated with the acquired business. We may experience difficulties in integrating an acquired company, which could adversely affect the acquired company’s performance or prevent us from realizing anticipated synergies, cost savings and operational efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Expanding our lines of business, expanding our geographic reach and entering into joint ventures or partnerships also involve operational, strategic and financial risks, including retaining qualified management and implementing satisfactory budgetary, financial and operational controls. Our failure to manage successfully these risks may adversely affect our financial condition, results of operations or business or we may not realize any of the intended benefits.
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
     The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed and the court is deciding whether to extend the current stay during the pendency of an appeal filed by the class action plaintiffs with the Third Circuit Court of Appeals. At this point, it is not possible to predict its outcome, the company does not, however, currently believe that the outcome will have a material adverse effect on the company’s financial condition or results of operations.
Conflicts of interests may arise because affiliates of certain of our principal shareholders have continuing agreements and business relationships with us, and our founding shareholders compete with us in several of our business lines.
     Affiliates of certain of our founding shareholders engage in transactions with our company. Affiliates of the Goldman Sachs Funds (which holds 8,159,793 non-voting common shares and warrants to purchase 1,500,000 non-voting common shares as of December 31, 2009) serve as investment managers for a majority of our investment portfolio. AIG and Chubb (each of which holds a warrant to purchase two million of our common shares) are also customers of our company.
     Furthermore, affiliates of AIG, Chubb and the Goldman Sachs Funds from time to time compete with us, including by assisting or investing in the formation of other entities engaged in the insurance and reinsurance business. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to AIG, Chubb, the Goldman Sachs Funds or other existing shareholders or any of their affiliates, on the one hand, and us, on the other hand. AIG, Chubb and the Goldman Sachs Funds either directly or through affiliates, also maintain business relationships with other companies that directly compete with us. In general, these affiliates could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us, but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship.

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
     The insurance and reinsurance industry are highly competitive. We compete with major U.S. and international insurers and reinsurers. Many of our competitors have greater financial, marketing and management resources. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets.
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
     New competition from these developments could result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse effect on our growth, financial condition or results of operations.
The effects of emerging claims and coverage issues on our business are uncertain.
     As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance and reinsurance contracts may not be known for many years after a contract is issued. Examples of emerging claims and coverage issues include:
•	larger defense costs, settlements and jury awards in cases involving professionals and corporate directors and officers covered by professional liability and directors and officers liability insurance; and

•	a trend of plaintiffs targeting property and casualty insurers in class action litigation related to claims handling, insurance sales practices and other practices related to the conduct of our business.

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
     Our Bermuda insurance subsidiary, Allied World Assurance Company, Ltd, is registered as a Class 4 Bermuda insurance and reinsurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders or noteholders. Among other things, those statutes and regulations:
•	require Allied World Assurance Company, Ltd to maintain minimum levels of capital and surplus,

•	impose liquidity requirements which restrict the amount and type of investments it may hold,

•	prescribe solvency standards that it must meet, and

•	restrict payments of dividends and reductions of capital and provide for the performance of periodic examinations of Allied World Assurance Company, Ltd and its financial condition.
     These statutes and regulations may, in effect, restrict the ability of Allied World Assurance Company, Ltd to write new business. Although it conducts its operations from Bermuda, Allied World Assurance Company, Ltd is not authorized to directly underwrite local risks in Bermuda.
     Allied World Assurance Company, Ltd also operates branch offices in Hong Kong and Singapore, which offices are regulated by the Office of the Insurance Commissioner in Hong Kong and the Monetary Authority of Singapore, respectively.
     Our U.S. insurance and reinsurance subsidiaries, Allied World Assurance Company (U.S.) Inc. and Darwin National Assurance Company, each a Delaware domiciled subsidiary, Allied World National Assurance Company and Allied World Reinsurance Company, each a New Hampshire domiciled subsidiary, and Darwin Select Insurance Company and Vantapro Specialty Insurance Company, each an Arkansas domiciled subsidiary, are subject to the statutes and regulations of their relevant state of domicile as well as any other state in the United States where they conduct business. In the states where the companies are admitted, the companies must comply with all insurance laws and regulations, including insurance rate and form requirements. Insurance laws and regulations may vary significantly from state to state. In those states where the companies act as surplus lines carriers, the states’ regulation focuses mainly on the company’s solvency.
     Allied World Assurance Company (Europe) Limited, an Irish domiciled insurer, operates within the European Union non-life insurance legal and regulatory framework as established under the Third Non-Life Directive of the European Union, and operates a branch in London, England. Allied World Assurance Company (Europe) Limited is required to operate in accordance with the provisions of the Irish Insurance Acts 1909-2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, all statutory instruments made thereunder, all statutory instruments relating to insurance made under the European Communities Acts 1972 to 2009 and the requirements of the Irish Financial Regulator.
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
     None of our Bermuda entities are admitted as an insurer, nor is any of them accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2009, more than 82% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.
Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments.
     Allied World Assurance Company Holdings, Ltd is a holding company, and as such has no substantial operations of its own. It does not have any significant assets other than its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from subsidiaries are expected to be the sole source of funds for Allied World Assurance Company Holdings, Ltd to meet any ongoing cash requirements, including any debt service payments and other expenses, and to pay any dividends to shareholders. Bermuda law, including Bermuda insurance regulations and the Companies Act, restricts the declaration and payment of dividends and the making of distributions by our Bermuda entities, unless specified requirements are met. Allied World Assurance Company, Ltd is prohibited from paying dividends of more than 25% of its total statutory capital and surplus (as shown in its previous financial year’s statutory balance sheet) without prior BMA approval. Allied World Assurance Company, Ltd is also prohibited from declaring or paying dividends without the approval of the BMA if Allied World Assurance Company, Ltd failed to meet its minimum solvency margin and minimum liquidity ratio on the last day of the previous financial year.
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
     In addition, we have insurance subsidiaries that are the parent company for other insurance subsidiaries, and dividends and other distributions are subject to multiple layers of the regulations discussed above as funds are pushed up to our ultimate parent company. The inability of any of our insurance subsidiaries to pay dividends in an amount sufficient to enable Allied World Assurance Company Holdings, Ltd to meet its cash requirements at the holding company level could have a material adverse effect on our business, our ability to make payments on any indebtedness, our ability to transfer capital from one subsidiary to another and our ability to declare and pay dividends to our shareholders.
The U.S. Congress is considering healthcare reform legislation which could have a material impact on our business.
     Our U.S. insurance segment and our international insurance segment derive substantial revenues from healthcare liability underwriting in the United States, that is, providing insurance to individuals and institutions that participate in the U.S. healthcare delivery infrastructure. Recent legislative proposals adopted by the U.S. Senate and the U.S. House of Representatives could, if either were to become law, effect far-reaching changes in the healthcare delivery system and/or the healthcare cost reimbursement structure in the United States and could negatively impact our healthcare liability business. Additionally, although not a feature of the existing bills, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. While the outcome and impact of this legislative process is extremely difficult to predict, any of such legislative initiatives, if adopted, could materially change how healthcare providers insure their malpractice liability risks and could have a material adverse effect on our results of operations in future years.
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
     For example, we could be adversely affected by proposals to:
•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	expand the scope of coverage under existing policies;

•	increasingly mandate the terms of insurance and reinsurance policies;

•	establish a new federal insurance regulator or financial industry systemic risk regulator;

•	revise laws and regulations under which we operate, including a potential change to U.S. tax laws to disallow or limit the current tax deduction for reinsurance premiums paid by our U.S. subsidiaries to our Bermuda insurance subsidiary for reinsurance protections it provides to our U.S. subsidiaries; or

•	disproportionately benefit the companies of one country over those of another.
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
     As of February 22, 2010, we had 49,777,779 common shares outstanding. Up to an additional 3,482,676 common shares may be issuable upon the vesting and exercise of outstanding stock options, restricted stock units (“RSUs”) and performance-based equity awards. In addition, our founding shareholders hold warrants exercisable for 5,500,000 common shares, some of which are currently exercisable, and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”), for sale to the public. Our founding shareholders may also request that we remove the restrictive legend on their common shares to enable them to sell such shares under Rule 144 of the Securities Act. Following any registration of this type or restrictive legend removal, the common shares to which the registration or removal relates will be freely transferable. We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan, the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan, the Allied World Assurance Company Holdings, Ltd Second Amended and Restated Long-Term Incentive Plan (the “LTIP”) and the Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan. Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.
Our Bye-laws contain restrictions on ownership, voting and transfers of our common shares.
     Under our Third Amended and Restated Bye-laws (the “Bye-laws”), our directors (or their designees) in their sole and absolute discretion, may decline to register any transfer of common shares that would result in a U.S. person owning our common shares and shares of any other class or classes, in excess of certain prescribed limitations. These limitations take into account attribution and constructive ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”), and beneficial ownership rules under the Exchange Act. Similar restrictions apply to our ability to issue or repurchase shares. Our directors (or their designees), in their sole and absolute discretion, may also decline to register the transfer of any common shares if they have reason to believe that

(1) the transfer could expose us or any of our subsidiaries, any shareholder or any person insured or reinsured by us, to, or materially increase the risk of, material adverse tax or regulatory treatment in any jurisdiction; or (2) the transfer is required to be registered under the Securities Act or under the securities laws of any state of the United States or any other jurisdiction, and such registration has not occurred. These restrictions apply to a transfer of common shares even if the transfer has been executed on the New York Stock Exchange. Any person wishing to transfer common shares will be deemed to own the shares for dividend, voting and reporting purposes until the transfer has been registered on our register of members. We are authorized to request information from any holder or prospective acquiror of common shares as necessary to give effect to the transfer, issuance and repurchase restrictions described above, and may decline to effect that kind of transaction if complete and accurate information is not received as requested.
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
     For example, the following provisions in our Bye-laws could have such an effect:
•	the election of our directors is staggered, meaning that members of only one of three classes of our directors are elected each year, thus limiting a shareholder’s ability to replace directors;

•	our shareholders have a limited ability to remove directors;

•	the total voting power of any shareholder beneficially owning 10% or more of the total voting power of our voting shares will be reduced to less than 10% of the total voting power. Conversely, shareholders owning less than 10% of the total voting power may gain increased voting power as a result of these cutbacks;

•	our directors may decline to register a transfer of shares if as a result of such transfer any U.S. person owns 10% or more of our shares by vote or value (other than some of our principal shareholders, whose share ownership may not exceed the percent of our common shares owned immediately after our initial public offering of common shares in July 2006);

•	if our directors determine that share ownership of any person may result in a violation of our ownership limitations, our Board of Directors has the power to force that shareholder to sell its shares; and

•	our Board of Directors has the power to issue preferred shares without any shareholder approval, which effectively allows the Board to dilute the holdings of any shareholder and could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors.

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
     If Allied World Assurance Company, Ltd, our Bermuda insurance subsidiary, or any Bermuda insurance subsidiary we form or acquire in the future is engaged in a U.S. trade or business and qualifies for benefits under the United States-Bermuda tax treaty, U.S. federal income taxation of such subsidiary will depend on whether (i) it maintains a U.S. permanent establishment and (ii) the relief from taxation under the treaty generally applies to non-premium income. We believe that our Bermuda insurance subsidiary has operated and will continue to operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether an insurance company maintains a U.S. permanent establishment is inherently factual. Therefore, we cannot assure you that the IRS will not successfully assert that our Bermuda insurance subsidiary maintains a U.S. permanent establishment. In such case, our Bermuda insurance subsidiary will be subject to U.S. federal income tax at regular corporate rates and branch profit tax at the rate of 30% with respect to its income attributable to the permanent establishment. Furthermore, although the provisions of the treaty clearly apply to premium income, it is uncertain whether they generally apply to other income of a Bermuda insurance company. Therefore, if a Bermuda insurance subsidiary of our company qualifies for benefits under the treaty and does not maintain a U.S. permanent establishment but is engaged in a U.S. trade or business, and the treaty is interpreted not to apply to income other than premium income, such subsidiary will be subject to U.S. federal income and branch profits taxes on its investment and other non-premium income as described in the preceding paragraph. In addition, a Bermuda subsidiary will qualify for benefits under the treaty only if more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Our Bermuda subsidiaries may not be able to continually satisfy such beneficial ownership test or be able to establish it to the satisfaction of the IRS.
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
     Our U.S. subsidiaries reinsure a significant portion of their insurance policies with Allied World Assurance Company, Ltd. While we believe that the terms of these reinsurance arrangements are arm’s length, we cannot assure you that the IRS will not successfully assert that the payments made by the U.S. subsidiaries with respect to such arrangements exceed arm’s length amounts. In such case, our U.S. subsidiaries will be treated as realizing additional income that may be subject to additional U.S. income tax, possibly with interest and penalties. Such excess amount may also be deemed to have been distributed as dividends to the indirect parent of the U.S. subsidiaries, Allied World Assurance Holdings (Ireland) Ltd, in which case this deemed dividend will also be subject to a

U.S. federal withholding tax of 5%, assuming that the parent is eligible for benefits under the United States-Ireland income tax treaty (or a withholding tax of 30% if the parent is not so eligible). If any of these U.S. taxes are imposed, our financial condition and results of operations could be materially adversely affected. In addition, if legislation is enacted in the U.S. that limits or eliminates our ability to enter into interaffiliate arrangements, our financial condition or results of operations could be materially adversely affected.
You may be subject to U.S. income taxation with respect to income of our non-U.S. companies and ordinary income characterization of gains on disposition of our shares under the controlled foreign corporation (“CFC”) rules.
     We believe that U.S. persons holding our shares should not be subject to U.S. federal income taxation with respect to income of our non-U.S. companies prior to the distribution of earnings attributable to such income or ordinary income characterization of gains on disposition of shares on the basis that such persons should not be “United States shareholders” subject to the CFC rules of the Code. Generally, each “United States shareholder” of a CFC will be subject to (i) U.S. federal income taxation on its ratable share of the CFC’s subpart F income, even if the earnings attributable to such income are not distributed, provided that such “United States shareholder” holds directly or through non-U.S. entities shares of the CFC; and (ii) potential ordinary income characterization of gains from the sale or exchange of the directly owned shares of the non-U.S. corporation. For these purposes, any U.S. person who owns directly, through non-U.S. entities, or under applicable constructive ownership rules, 10% or more of the total combined voting power of all classes of stock of any non-U.S. company will be considered to be a “United States shareholder.” Although our non-U.S. companies may be or become CFCs and certain of our principal U.S. shareholders currently own 10% or more of our common shares, for the following reasons we believe that no U.S. person holding our shares directly, or through non-U.S. entities, should be a “United States shareholder.” First, our Bye-laws provide that if a U.S. person (including any founding shareholder) owns directly or through non-U.S. entities any of our shares, the number of votes conferred by the shares owned directly, indirectly or under applicable constructive ownership rules by such person will be less than 10% of the aggregate number of votes conferred by all issued shares of Allied World Assurance Company Holdings, Ltd. Second, our Bye-laws restrict issuance, conversion, transfer and repurchase of the shares to the extent such transaction would cause a U.S. person holding directly or through non-U.S. entities any of our shares to own directly, through non-U.S. entities or under applicable constructive ownership rules shares representing 10% or more of the voting power in Allied World Assurance Company Holdings, Ltd. Third, our Bye-laws and the bye-laws of our non-U.S. subsidiaries require (i) the Board of Directors of Allied World Assurance Company, Ltd to consist only of persons who have been elected as directors of Allied World Assurance Company Holdings, Ltd (with the number and classification of directors of Allied World Assurance Company, Ltd being identical to those of Allied World Assurance Company Holdings, Ltd) and (ii) the Board of Directors of each other non-U.S., non-Bermuda insurance or reinsurance subsidiary of Allied World Assurance Company Holdings, Ltd to consist only of persons approved by our shareholders as persons eligible to be elected as directors of such subsidiary. Therefore, U.S. persons holding our shares should not be subject to the CFC rules of the Code (except that a U.S. person may be subject to the ordinary income characterization of gains on disposition of shares if such person owned 10% or more of our total voting power solely under the applicable constructive ownership rules at any time during the 5-year period ending on the date of the disposition when we were a CFC). We cannot assure you, however, that the Bye-law provisions referenced in this paragraph will operate as intended or that we will be otherwise successful in preventing a U.S. person from exceeding, or being deemed to exceed, these voting limitations. Accordingly, U.S. persons who hold our shares directly or through non-U.S. entities should consider the possible application of the CFC rules.
You may be subject to U.S. income taxation under the related person insurance income (“RPII”) rules.
     Our non-U.S. insurance and reinsurance subsidiaries currently insure and reinsure and are expected to continue to insure and reinsure directly or indirectly certain of our U.S. shareholders and persons related to such shareholders. We believe that U.S. persons that hold our shares directly or through non-U.S. entities will not be subject to U.S. federal income taxation with respect to the income realized in connection with such insurance and reinsurance prior to distribution of earnings attributable to such income on the basis that RPII, determined on a gross basis, realized by each non-U.S. insurance and reinsurance subsidiary will be less than 20% of its gross insurance income in each taxable year. We currently monitor and will continue to monitor the amount of RPII realized and, when appropriate, will decline to write primary insurance and reinsurance for our U.S. shareholders and persons related to such shareholders. However, we cannot assure you that the measures described in this paragraph will operate as intended. In addition, some of the factors that determine the extent of RPII in any period may be beyond our knowledge or control. For example, we may be considered to insure indirectly the risk of our shareholder if an unrelated company that insured such risk in the first instance reinsures such risk with us. Therefore, we cannot assure you that we will be successful in keeping the RPII realized by the non-U.S. insurance and reinsurance subsidiaries below the 20% limit in each taxable year. Furthermore, even if we are successful in keeping the RPII below the 20% limit, we cannot assure you that we will be able to establish that fact to the satisfaction of the U.S. tax authorities. If we are unable to establish that the RPII of any non-U.S. insurance or reinsurance subsidiary is less than 20% of that subsidiary’s gross insurance income in any taxable year, and no other exception from the RPII rules applies, each U.S. person who owns our shares, directly or through non-U.S. entities, on the last day of the taxable year will be generally required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately to U.S. holders at that date, regardless of whether that income was actually distributed.
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
     Based on administrative practice, taxable income derived from investments made by our Irish companies is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance businesses carried on by those companies. Our Irish companies intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance businesses carried on by our Irish companies. If, however, investment income earned by our Irish companies exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected
We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and our investment.
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
Item 1B. Unresolved Staff Comments.
     None.
GLOSSARY OF SELECTED INSURANCE AND OTHER TERMS

Admitted insurer	An insurer that is licensed or authorized to write insurance in a particular state; to be distinguished from an insurer eligible to write excess and surplus lines insurance on risks located within a jurisdiction.

Attachment point	The loss point of which an insurance or reinsurance policy becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers, as the case may be.

Capacity	The maximum percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Catastrophe exposure or event	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe reinsurance	A form of excess-of-loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover other types of insurance losses such as workers’ compensation policies.

Cede, cedent, ceding company	When an insurer transfers some or all of its risk to a reinsurer, it “cedes” business and is referred to as the “ceding company” or “cedent.”

Commercial coverage	Insurance products that are sold to entities and individuals in their business or professional capacity, and which are intended for other than the insured’s personal or household use.

Deductible	The amount of loss that an insured retains. Also referred to as “retention”.

Direct insurance	Insurance sold by an insurer that contracts directly with the insured, as distinguished from reinsurance.

Directors and officers liability	Insurance that covers liability for corporate directors and officers for wrongful acts, subject to applicable exclusions, terms and conditions of the policy.

Earned premiums or premiums earned	That portion of premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both statutory accounting practice and U.S. GAAP.

Excess and surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers; or insurance written by non-admitted insurance companies to cover such risks.

Excess layer	Insurance to cover losses in one or more layers above a certain amount with losses below that amount usually covered by the insured’s primary policy and its self-insured retention.

Excess-of-loss reinsurance	Reinsurance that indemnifies the insured against all or a specified portion of losses over a specified amount or “retention.”

Exclusions	Provisions in an insurance or reinsurance policy excluding certain risks or otherwise limiting the scope of coverage.

Exposure	The possibility of loss. A unit of measure of the amount of risk a company assumes.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Frequency	The number of claims occurring during a specified period of time.

General casualty	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Gross premiums written	Total premiums for insurance written and reinsurance written during a given period.

Healthcare liability	Insurance coverage, often referred to as medical malpractice insurance, which addresses liability risks of doctors, surgeons, nurses, other healthcare professionals and the institutions (hospitals, clinics) in which they practice.

Incurred but not reported (“IBNR”) reserves	Reserves established by us for claims that have occurred but have not yet been reported to us as well as for changes in the values of claims that have been reported to us but are not yet settled.

In-force	Policies that have not expired or been terminated and for which the insurer remains on risk as of a given date.

Limits or gross maximum limits	The maximum amount that an insurer or reinsurer will insure or reinsure for a specified risk, a portfolio of risks or on a single insured entity. The term also refers to the maximum amount of benefit payable for a given claim or occurrence.

Loss	An occurrence that is the basis for submission or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the insurance policy or other insurance or reinsurance contracts.

Losses incurred	The total losses and loss adjustment expenses paid, plus the change in loss and loss adjustment expense reserves, including IBNR, sustained by an insurance or reinsurance company under its insurance policies or other insurance or reinsurance contracts.

Loss expenses	The expenses incurred by an insurance or reinsurance company in settling a loss.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this Form 10-K, “loss reserves” is meant to include reserves for both losses and for loss expenses.

Net premiums earned	The portion of net premiums written during or prior to a given period that was recognized as income during such period.

Net premiums written	Gross premiums written, less premiums ceded to reinsurers.

Per occurrence limitations	The maximum amount recoverable under an insurance or reinsurance policy as a result of any one event, regardless of the number of claims.

Primary insurance (or primary risk layer)	Insurance that absorbs the losses immediately above the insured’s retention layer. A primary insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a primary insurance layer typically assume an element of regular loss frequency.

Probable maximum loss (“PML”)	An estimate of the largest probable loss on any given insurance policy or coverage.

Producer	A licensed professional, often referred to as either an insurance agent, insurance broker or intermediary, who acts as intermediary between the insurance carrier and the insured or reinsured (as the case may be).

Product liability	Insurance that provides coverage to manufacturer and/or distributors of tangible goods against liability for personal injury caused if such products are unsafe or defective.

Professional liability	Insurance that provides liability coverage to directors and officers, attorneys, doctors, accountants and other professionals who offer services to the general public and claim expertise in a particular area greater than the ordinary layperson for their negligence or malfeasance.

Property catastrophe coverage	In reinsurance, coverage that protects the ceding company against accumulated losses in excess of a stipulated sum that arise from a catastrophic event such as an earthquake, fire or windstorm. “Catastrophe loss” generally refers to the total loss of an insurer arising out of a single catastrophic event.

Quota share reinsurance	A proportional reinsurance treaty in which the ceding company cedes an agreed-on percentage of every risk it insures that falls within a class or classes of business subject to the treaty.

Reinstatement premium	The premium paid by a ceding company for the right and, typically the obligation to reinstate the portion of coverage exhausted by prior claims. Reinstatement provisions typically limit the amount of aggregate coverage for all claims during the contract period and often require additional premium payments.

Reinsurance	The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that reinsurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance that it has issued. Reinsurance does not legally discharge the ceding company from its liability with respect to its obligations to the insured.

Retention	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Deductible.”

Retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Run-off	Liability of an insurance or reinsurance company for existing claims that it expects to pay in the future and for which a loss reserve has been established.

Self-insured	A term which describes a risk, or part of a risk, retained by the insured in lieu of transferring the risk to an insurer. A policy deductible or retention feature allows a policyholder to self-insure a portion of an exposure and thereby reduce its risk-transfer costs.

Specialty lines	A term used in the insurance and reinsurance industry to describe types of insurance or classes of business that require specialized expertise to underwrite. Insurance and reinsurance for these classes of business is not widely available and is typically purchased from the specialty lines divisions of larger insurance companies or from small specialty lines insurers.

For our direct insurance operations, specialty lines include environmental liability and Defense Base Act products. For our reinsurance business written from Bermuda and Europe, specialty lines include workers compensation catastrophe and political risk products and industry loss warranties. For our reinsurance business written from the United States, specialty lines include professional liability products such as directors and officers, errors and omissions and medical malpractice.

Subpart F income	Insurance and reinsurance income (including underwriting and investment income) and foreign personal holding company income (including interest, dividends and other passive investment income).

Surplus (or statutory surplus)	As determined under statutory accounting principles, the amount remaining after all liabilities, including loss reserves, are subtracted from all of the “admitted” assets (i.e., those permitted by regulation to be recognized on the statutory balance sheet). Surplus is also referred to as “statutory surplus” or “surplus as regards policyholders” for statutory accounting purposes.

Surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers or insurance written by non-admitted insurance companies to cover such risks.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between an insurer and a reinsurer. Typically, in treaty reinsurance, the primary insurer (or reinsured) is obligated to offer and the reinsurer is obligated to accept a specified portion of all of that type or category of risk originally written by the insurer.

Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting results	The pre-tax profit or loss experienced by an insurance company that is calculated by deducting net losses and loss expenses, net acquisition costs and general and administration expenses from net premiums earned. This profit or loss calculation includes reinsurance assumed and ceded but excludes investment income.

Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term or underlying risk.

Working layer	Primary insurance that absorbs the losses immediately above the insured’s retention layer. A working layer insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a working layer typically assume an element of loss frequency.

Written premium	The premium entered on an insurer’s books for a policy issued during a given period of time, whether coverage is provided only during that period of time or also during subsequent periods.
Item 2. Properties.
     We currently lease office space in Bermuda (which houses our corporate headquarters), Europe, Hong Kong, Singapore and the United States for the operation of our U.S. insurance, international insurance and reinsurance segments. Except for our office space in Bermuda, which has 12 years remaining on the lease term, our leases have remaining terms ranging from three months to approximately nine years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 15 of the notes to the consolidated financial statements in this Form 10-K.
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

	High	Low
2009:
First quarter	$42.68	$32.23
Second quarter	$41.32	$35.43
Third quarter	$49.76	$39.93
Fourth quarter	$49.31	$44.32

2008:
First quarter	$50.24	$38.29
Second quarter	$46.82	$39.08
Third quarter	$42.93	$34.67
Fourth quarter	$40.60	$21.00
     On February 22, 2010, the last reported sale price for our common shares was $46.05 per share. At February 22, 2010, there were 57 holders of record of our common shares and approximately 61,250 beneficial holders of our common shares.
     During the year ended December 31, 2009, we declared a regular quarterly dividend of $0.18 per common share during for the first, second and third quarters, and a regular quarterly dividend of $0.20 per common share for the fourth quarter. During the year ended December 31, 2008, we declared a regular quarterly dividend of $0.18 per common share during each quarter. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our Board of Directors and subject to specified legal, regulatory, financial and other restrictions.
     As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1. “Business — Regulatory Matters” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements” and Note 16 of the notes to consolidated financial statements included in this Form 10-K.
     We did not purchase any of our common shares during the quarter ended December 31, 2009.
Performance Graph
     The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.
     The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the period beginning on July 11, 2006 and ending on December 31, 2009, assuming $100 was invested on July 11, 2006. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)
COMPARISON OF CUMULATIVE TOTAL RETURN
Item 6. Selected Financial Data.
     The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	($ in millions, except per share amounts and ratios)
Summary Statement of Operations Data:
Gross premiums written	$1,696.3	$1,445.6	$1,505.5	$1,659.0	$1,560.3

Net premiums written	$1,321.1	$1,107.2	$1,153.1	$1,306.6	$1,222.0

Net premiums earned	$1,316.9	$1,117.0	$1,159.9	$1,252.0	$1,271.5
Net investment income	300.7	308.8	297.9	244.4	178.6
Net realized investment gains (losses)	126.4	(60.0)	37.0	(4.8)	(10.2)
Net impairment charges recognized in earnings	(49.6)	(212.9)	(44.6)	(23.9)	—
Other income	1.5	0.7	—	—	—
Net losses and loss expenses	604.1	641.1	682.3	739.1	1,344.6
Acquisition costs	148.9	112.6	119.0	141.5	143.4
General and administrative expenses	248.6	185.9	141.6	106.1	94.3
Amortization and impairment of intangible assets	11.1	0.7	—	—	—
Interest expense	39.0	38.7	37.8	32.6	15.6
Foreign exchange loss (gain)	0.7	(1.4)	(0.8)	0.6	2.2
Income tax expense (benefit)	36.6	(7.6)	1.1	5.0	(0.4)

Net income (loss)	$606.9	$183.6	$469.2	$442.8	$(159.8)

Per Share Data:
Earnings (loss) per share(1):
Basic	$12.26	$3.75	$7.84	$8.09	$(3.19)
Diluted	11.67	3.59	7.53	7.75	(3.19)
Weighted average number of common shares outstanding:
Basic	49,503,438	48,936,912	59,846,987	54,746,613	50,162,842
Diluted	51,992,674	51,147,215	62,331,165	57,115,172	50,162,842
Dividends declared per share	$0.74	$0.72	$0.63	$0.15	$9.93

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Ratios:
Loss and loss expense ratio(2)	45.9%	57.4%	58.8%	59.0%	105.7%
Acquisition cost ratio(3)	11.3	10.1	10.3	11.3	11.3
General and administrative expense ratio(4)	18.9	16.6	12.2	8.5	7.4
Expense ratio(5)	30.2	26.7	22.5	19.8	18.7
Combined ratio(6)	76.1	84.1	81.3	78.8	124.4

	As of December 31,
	2009	2008	2007	2006	2005
		($ in millions, except per share amounts)
Summary Balance Sheet Data:
Cash and cash equivalents	$292.2	$655.8	$202.6	$366.8	$172.4
Investments at fair value	7,156.3	6,157.1	6,029.3	5,440.3	4,687.4
Reinsurance recoverable	920.0	888.3	682.8	689.1	716.3
Total assets	9,653.2	9,022.5	7,899.1	7,620.6	6,610.5
Reserve for losses and loss expenses	4,761.8	4,576.8	3,919.8	3,637.0	3,405.4
Unearned premiums	928.6	930.4	811.1	813.8	740.1
Total debt	498.9	742.5	498.7	498.6	500.0
Total shareholders’ equity	3,213.3	2,416.9	2,239.8	2,220.1	1,420.3

(1)	Please refer to Note 13 of the notes to consolidated financial statements for the calculation of basic and diluted earnings per share.

(2)	Calculated by dividing net losses and loss expenses by net premiums earned.

(3)	Calculated by dividing acquisition costs by net premiums earned.

(4)	Calculated by dividing general and administrative expenses by net premiums earned.

(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.

(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Some of the statements in this Form 10-K include forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that involve inherent risks and uncertainties. These statements include in general forward-looking statements both with respect to us and the insurance industry. Statements that are not historical facts, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” “seeks” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1A. “Risk Factors” in this Form 10-K. We undertake no obligation to release publicly the results of any future revisions we make to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of December 31, 2009, we had approximately $9.7 billion of total assets, $3.2 billion of total shareholders’ equity and $3.7 billion of total capital, which includes shareholders’ equity and senior notes.
     Our results of operations were positively impacted by the inclusion of Darwin for the year ended December 31, 2009. We completed our acquisition of Darwin in October 2008 and as such our results of operations for the year ended December 31, 2008 did not include a full year of Darwin’s results.
     Our consolidated gross premiums written increased by $250.7 million, or 17.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our net income for the year ended December 31, 2009 increased by $423.3 million, or 230.6%, to $606.9 million compared to $183.6 million for the year ended December 31, 2008. The increase in net income for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to net realized investment gains, lower impairment charges on our investments, insignificant catastrophe loss activity and the acquisition of Darwin.

Financial Highlights

	Year Ended December 31,
	2009	2008	2007
	($ in millions except share and per share data)
Gross premiums written	$1,696.3	$1,445.6	$1,505.5
Net income	606.9	183.6	469.2
Operating income	537.7	455.1	476.0

Basic earnings per share:
Net income	$12.26	$3.75	$7.84
Operating income	$10.86	$9.30	$7.95
Diluted earnings per share:
Net income	$11.67	$3.59	$7.53
Operating income	$10.34	$8.90	$7.64
Weighted average common shares outstanding:
Basic	49,503,438	48,936,912	59,846,987
Diluted	51,992,674	51,147,215	62,331,165

Book value per share	$64.61	$49.29	$45.95
Diluted book value per share	$59.56	$46.05	$42.53

Annualized return on average equity (ROAE), net income	22.6%	8.3%	21.7%
Annualized ROAE, operating income	20.0%	20.6%	22.1%
Non-GAAP Financial Measures
     In presenting the company’s results, management has included and discussed certain non-GAAP financial measures, as such term is defined in Item 10(e) of Regulation S-K promulgated by the SEC. Management believes that these non-GAAP measures, which may be defined differently by other companies, better explain the company’s results of operations in a manner that allows for a more complete understanding of the underlying trends in the company’s business. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.
Operating income & operating income per share
     Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, impairment of intangible assets and foreign exchange gain or loss. We exclude net realized investment gains or losses, net impairment charges recognized in earnings and net foreign exchange gain or loss from our calculation of operating income because the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities and other factors. We exclude impairment of intangible assets as these are non-recurring charges. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Year Ended December 31,
	2009	2008	2007
	($ in millions except share and per share data)
Net income	$606.9	$183.6	$469.2
Add:
Net realized investment (gains) losses	(126.4)	60.0	(37.0)
Net impairment charges in earnings	49.6	212.9	44.6
Impairment of intangible assets	6.9	—	—
Foreign exchange loss (gain)	0.7	(1.4)	(0.8)

Operating income	$537.7	$455.1	$476.0

Basic per share data:
Net income	$12.26	$3.75	$7.84
Add:
Net realized investment (gains) losses	(2.55)	1.23	(0.62)
Net impairment charges in earnings	1.00	4.35	0.74
Impairment of intangible assets	0.14	—	—
Foreign exchange loss (gain)	0.01	(0.03)	(0.01)

Operating income	$10.86	$9.30	$7.95

Diluted per share data:
Net income	$11.67	$3.59	$7.53
Add:
Net realized investment (gains) losses	(2.43)	1.17	(0.59)
Net impairment charges in earnings	0.96	4.16	0.71
Impairment of intangible assets	0.13	—	—
Foreign exchange loss (gain)	0.01	(0.02)	(0.01)

Operating income	$10.34	$8.90	$7.64

Annualized return on equity
     Annualized return on average shareholders’ equity (“ROAE”) is calculated using average equity, excluding the average after tax unrealized gains or losses on investments. Unrealized gains or losses on investments are primarily the result of interest rate and risk premium movements and the resultant impact on fixed income securities. Such gains or losses are not related to management actions or operational performance, nor are they likely to be realized. Therefore, we believe that excluding these unrealized gains or losses provides a more consistent and useful measurement of operating performance, which supplements U.S. GAAP information. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.
     Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity, excluding the average after tax unrealized gains or losses on investments. Unrealized gains or losses are excluded from equity for the reasons outlined above.

	2009	2008	2007
		($ in millions)
Opening shareholders’ equity	$2,416.9	$2,239.8	$2,220.1
Deduct: accumulated other comprehensive income	(105.6)	(136.2)	(6.5)

Adjusted opening shareholders’ equity	$2,311.3	$2,103.6	$2,213.6

Closing shareholders’ equity	$3,213.3	$2,416.9	$2,239.8
Deduct: accumulated other comprehensive income	(149.8)	(105.6)	(136.2)

Adjusted closing shareholders’ equity	$3,063.5	$2,311.3	$2,103.6

Average shareholders’ equity	$2,687.3	$2,207.4	$2,158.6

Net income available to shareholders	$606.9	$183.6	$469.2

Annualized return on average shareholders’ equity — net income available to shareholders	22.6%	8.3%	21.7%

Operating income available to shareholders	$537.7	$455.1	$476.0

Annualized return on average shareholders’ equity — operating income available to shareholders	20.0%	20.6%	22.1%

Diluted book value per share
     We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is a better measure of calculating shareholder returns than book value per share.

	Year Ended December 31,
	2009	2008	2007
	($ in millions except share and per share data)
Price per share at period end	$46.07	$40.60	$50.17

Total shareholders’ equity	$3,213.3	$2,416.9	$2,239.8

Basic common shares outstanding	49,734,487	49,036,159	48,741,927
Add:
Unvested restricted share units	915,432	971,907	820,890
Performance based equity awards	1,583,237	1,345,903	886,251
Dilutive options/warrants outstanding	6,805,157	6,371,151	6,723,875
Deduct:
Options bought back via treasury method	(5,087,405)	(5,237,965)	(4,506,182)

Common shares and common share equivalents outstanding	53,950,908	52,487,155	52,666,761
Weighted average exercise price per share	$34.44	$33.38	$33.62

Basic book value per common share	$64.61	$49.29	$45.95
Diluted book value per common share	$59.56	$46.05	$42.53

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
     The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance to primarily non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, Hong Kong and Singapore. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts. The reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by other insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.
     The discussion of our results of operations comparing the year ended December 31, 2009 to the year ended December 31, 2008 and the year ended December 31, 2008 to the year ended December 31, 2007 are based on the new segments. All segment information for the years ended December 31, 2008 and 2007 has been recast using the new segments.
Relevant Factors
Revenues
     We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income.
     Due to changes in the recognition and presentation of other-than-temporary impairments (“OTTI”) of our available for sale debt securities based on guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009, OTTI, which was previously included in “net realized investment gains or losses”, will be presented separately in the consolidated statements of operations and comprehensive income (the “consolidated income statements”) as “net impairment charges recognized in earnings”. See “-Critical Accounting Policies-Other-Than-Temporary Impairments of Investments” for further discussion of the recognition and presentation of OTTI.
Expenses
     Our expenses consist largely of net losses and loss expenses, acquisition costs, and general and administrative expenses. Net losses and loss expenses incurred are comprised of three main components:
•	losses paid, which are actual cash payments to insureds and reinsureds, net of recoveries from reinsurers;

•	outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	reserves for losses incurred but not reported, or “IBNR”, which are reserves (in addition to case reserves) established by us that we believe are needed for the future settlement of claims. The portion recoverable from reinsurers is deducted from the gross estimated loss.
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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. The following are the accounting estimates that, in management’s judgment, are critical due to the judgments, assumptions and uncertainties underlying the application of those estimates and the potential for results to differ from management’s assumptions.
Reserve for Losses and Loss Expenses
     Reserves for losses and loss expenses by segment as of December 31, 2009, 2008 and 2007 were comprised of the following:

	U.S. Insurance			International Insurance			Reinsurance			Total
	December 31,			December 31,			December 31,			December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
						($ in millions)
Case reserves	$268.1	$257.3	$107.0	$570.4	$619.3	$643.7	$313.5	$256.3	$212.7	$1,152.0	$1,132.9	$963.4
IBNR	985.6	871.2	416.5	1,786.0	1,753.7	1,736.3	838.2	819.0	803.7	3,609.8	3,443.9	2,956.4

Reserve for losses and loss expenses	1,253.7	1,128.5	523.5	2,356.4	2,373.0	2,380.0	1,151.7	1,075.3	1,016.4	4,761.8	4,576.8	3,919.8
Reinsurance recoverables	(351.8)	(309.1)	(52.3)	(566.3)	(576.0)	(612.3)	(1.9)	(3.2)	(18.2)	(920.0)	(888.3)	(682.8)

Net reserve for losses and loss expenses	$901.9	$819.4	$471.2	$1,790.1	$1,797.0	$1,767.7	$1,149.8	$1,072.1	$998.2	$3,841.8	$3,688.5	$3,237.0

     Included in the increase in reserves for losses and loss expenses for the U.S. insurance segment from December 31, 2007 to December 31, 2008 was the reserves for losses and loss expenses assumed in connection with the acquisition of Finial Insurance Company, now known as Allied World Reinsurance Company, as well as the acquisition of Darwin. As a part of the acquisition of Finial Insurance Company, we assumed case reserves of $56.4 million and IBNR of $48.5 million. The case reserves and IBNR assumed were 100% ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc., resulting in an increase of $104.9 million in reinsurance recoverables. As part of the acquisition of Darwin we acquired case reserves and IBNR combined, before any elimination, of $455.2 million and reinsurance recoverables of $156.3 million. Please refer to Note 3 of the notes to the consolidated financial statements for additional information regarding the acquisition of Finial Insurance Company and Darwin.

     The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as “case reserves,” and reserves for IBNR. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. Thus, there is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require judgment because they relate primarily to unreported events that, based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company. IBNR reserves also relate to estimated development of reported events that based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to reach our attachment point and are reasonably likely to result in a loss to our company.
     IBNR is the estimated liability for (1) claims that have occurred but have not yet been reported as well as (2) changes in the values of claims that have been reported to us but are not yet settled. Each claim is settled individually based upon its merits and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for losses and loss expenses include significant estimates for IBNR reserves.
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
     While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., unfavorable reserve development), and to the extent actual reported losses are less than estimated losses, the carried estimate of ultimate losses will be reduced (i.e., favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined.
     The estimate of reserves for our property insurance and property reinsurance lines of business relies primarily on traditional loss reserving methodologies, utilizing selected paid and reported loss development factors. In the property lines of business, claims are generally reported and paid within a relatively short period of time (“shorter tail lines”) during and following the policy coverage period. This generally enables us to determine with greater certainty our estimate of ultimate losses and loss expenses.
     Our casualty insurance and casualty reinsurance lines of business include general liability risks, healthcare and professional liability risks. Claims may be reported or settled several years after the coverage period has terminated for these lines of business (“longer tail lines”), which increases uncertainties of our reserve estimates in such lines. In addition, our attachment points for these longer tail lines are relatively high, making reserving for these lines of business more difficult than shorter tail lines due to having to estimate whether the severity of the estimated losses will exceed our attachment point. We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks supplemented by our own experience. For expected loss ratio selections, we are giving greater consideration to our existing experience supplemented with analysis of loss trends, rate changes and experience of peer companies.
     Our reinsurance treaties are reviewed individually, based upon individual characteristics and loss experience emergence. Loss reserves on assumed reinsurance have unique features that make them more difficult to estimate than direct insurance. We establish loss reserves upon receipt of advice from a cedent that a reserve is merited. Our claims staff may establish additional loss reserves where, in their judgment, the amount reported by a cedent is potentially inadequate. The following are the most significant features that make estimating loss reserves on assumed reinsurance difficult:
•	Reinsurers have to rely upon the cedents and reinsurance intermediaries to report losses in a timely fashion.

•	Reinsurers must rely upon cedents to price the underlying business appropriately.

•	Reinsurers have less predictable loss emergence patterns than direct insurers, particularly when writing excess-of-loss reinsurance.

     For excess-of-loss reinsurance, cedents generally are required to report losses that either exceed 50% of the retention, have a reasonable probability of exceeding the retention or meet serious injury reporting criteria. All reinsurance claims that are reserved are reviewed at least every six months. For quota share reinsurance treaties, cedents are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted 60 to 90 days after the close of the reporting period. Some quota share reinsurance treaties have specific language regarding earlier notice of serious claims.
     Reinsurance generally has a greater time lag than direct insurance in the reporting of claims. The time lag is caused by the claim first being reported to the cedent, then the intermediary (such as a broker) and finally the reinsurer. This lag can be up to six months or longer in certain cases. There is also a time lag because the insurer may not be required to report claims to the reinsurer until certain reporting criteria are met. In some instances this could be several years while a claim is being litigated. We use reporting factors based on data from the Reinsurance Association of America to adjust for time lags. We also use historical treaty-specific reporting factors when applicable. Loss and premium information are entered into our reinsurance system by our claims department and our accounting department on a timely basis.
     We record the individual case reserves sent to us by the cedents through the reinsurance intermediaries. Individual claims are reviewed by our reinsurance claims department and adjusted as deemed appropriate. The loss data received from the intermediaries is checked for reasonableness and for known events. Details of the loss listings are reviewed during routine claim audits.
     The expected loss ratios that we assign to each treaty are based upon analysis and modeling performed by a team of actuaries. The historical data reviewed by the team of pricing actuaries is considered in setting the reserves for each cedent. The historical data in the submissions is matched against our carried reserves for our historical treaty years.
     Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to our claims department for our casualty insurance and casualty reinsurance lines of business increase the uncertainties of our reserve estimates in such lines.
     We utilize a variety of standard actuarial methods in our analysis. The selections from these various methods are based on the loss development characteristics of the specific line of business. For lines of business with long reporting periods such as casualty reinsurance, we may rely more on an expected loss ratio method (as described below) until losses begin to develop. For lines of business with short reporting periods such as property insurance, we may rely more on a paid loss development method (as described below) as losses are reported relatively quickly. The actuarial methods we utilize include:
     Paid Loss Development Method. We estimate ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a consistent rate. The paid loss development method provides an objective test of reported loss projections because paid losses contain no reserve estimates. In some circumstances, paid losses for recent periods may be too varied for accurate predictions. For many coverages, especially casualty coverages, claim payments are made slowly and it may take years for claims to be fully reported and settled. These payments may be unreliable for determining future loss projections because of shifts in settlement patterns or because of large settlements in the early stages of development. Choosing an appropriate “tail factor” to determine the amount of payments from the latest development period to the ultimate development period may also require considerable judgment, especially for coverages that have long payment patterns. As we have limited payment history, we have had to supplement our paid loss development patterns with appropriate benchmarks.
     Reported Loss Development Method. We estimate ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than the paid loss development method. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are reported relatively early and have case loss reserve estimates established. This method assumes that reserves have been established using consistent practices over the historical period that is reviewed. Changes in claims handling procedures, large claims or significant numbers of claims of an unusual nature may cause results to be too varied for accurate forecasting. Also, choosing an appropriate “tail factor” to determine the change in reported loss from that latest development period to the ultimate development period may require considerable judgment. As we have limited reported history, we have had to supplement our reported loss development patterns with appropriate benchmarks.
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
     Bornhuetter-Ferguson Paid Loss Method. The Bornhuetter-Ferguson paid loss method is a combination of the paid loss development method and the expected loss ratio method. The amount of losses yet to be paid is based upon the expected loss ratios and the expected percentage of losses unpaid. These expected loss ratios are modified to the extent paid losses to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. This method will react slowly if actual loss ratios develop differently because of major changes in rate levels, retentions or deductibles, the forms and conditions of reinsurance coverage, the types of risks covered or a variety of other changes.
     Bornhuetter-Ferguson Reported Loss Method. The Bornhuetter-Ferguson reported loss method is similar to the Bornhuetter-Ferguson paid loss method with the exception that it uses reported losses and reported loss development factors.
     During 2009, 2008 and 2007, we adjusted our reliance on actuarial methods utilized for certain casualty lines of business and loss years within our U.S. insurance and international insurance segments from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. Also during 2009 and 2008, we began adjusting our reliance on actuarial methods utilized for certain other casualty lines of business and loss years within all of our operating segments including the reinsurance segment, by placing greater reliance on the Bornhuetter-Ferguson reported loss method than on the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain casualty lines of business and loss years within each of our operating segments is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient historical experience to utilize other acceptable actuarial methodologies.
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
     The key assumptions used to arrive at our best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting factors and expected loss ratios are based on a blend of our own experience and industry benchmarks for longer tailed business and primarily our own experience for shorter tail business. The benchmarks selected were those that we believe are most similar to our underwriting business.
     Our expected loss ratios for shorter tail lines change from year to year. As our losses from shorter tail lines of business are reported relatively quickly, we select our expected loss ratios for the most recent years based upon our actual loss ratios for our older years adjusted for rate changes, inflation, cost of reinsurance and average storm activity. For the shorter tail lines, we initially used benchmarks for reported and paid loss emergence patterns. As we mature as a company, we have begun supplementing those benchmark patterns with our actual patterns as appropriate. For the longer tail lines, we continue to use benchmark patterns, although we update the benchmark patterns as additional information is published regarding the benchmark data.
     For shorter tail lines, the primary assumption that changed during both 2009 as compared to 2008 and 2008 as compared to 2007 was actual paid and reported loss emergence patterns were generally less severe than estimated for each year due to lower frequency and severity of reported losses. As a result of this change, we recognized net favorable prior year reserve development in both 2009 and 2008. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

     The selection of the expected loss ratios for the longer tail lines is our most significant assumption. Due to the lengthy reporting pattern of longer tail lines, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our longer tail lines, the primary assumption that changed during both 2009 as compared to 2008 and 2008 as compared to 2007 was using the Bornhuetter-Ferguson loss development method for certain casualty lines of business and loss years as discussed above. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the expected loss ratio, we recognized net favorable prior year reserve development in the current year. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.
     Our overall change in the loss reserve estimates related to prior years decreased as a percentage of total carried reserves during 2009 and 2008. On an opening carried reserve base of $3,688.5 million, after reinsurance recoverable, we had a net decrease of $248.0 million, or 6.7%, during 2009, and for 2008 we had a net decrease of $280.1 million, or 8.7%, on an opening carried reserve base of $3,237.0 million, after reinsurance recoverables. We believe that these changes are reasonable given the long-tail nature of our business.
     There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is a reasonably likely variance in the expected loss ratios for older loss years. As of December 31, 2009 and 2008, we believe reasonably likely variances in our expected loss ratio in percentage points for our loss years are as follows:

	As of December 31,
Loss Year	2009	2008
2002	2.0%	4.0%
2003	4.0%	6.0%
2004	6.0%	8.0%
2005	8.0%	10.0%
2006	10.0%	10.0%
2007	10.0%	10.0%
2008	10.0%	10.0%
2009	10.0%	—
     The change in the reasonably likely variance for the 2002 through 2005 loss years in 2009 compared to 2008 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2009 and additional development of losses. The reasonably likely variance of our expected loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was eight percentage points as of December 31, 2009 and 2008. If our final casualty insurance and reinsurance loss ratios vary by eight percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $566.3 million. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide. This would result in either an increase or decrease to income, before income taxes, and total shareholders’ equity of approximately $566.3 million. As of December 31, 2009, this represented approximately 17.6% of total shareholders’ equity. In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also decrease or increase by approximately $566.3 million after reinsurance recoverable. If our obligations were to increase by $566.3 million, we believe we currently have sufficient cash and investments to meet those obligations. We believe showing the impact of an increase or decrease in the expected loss ratios is useful information despite the fact that we have realized only net favorable prior year loss development each calendar year. We continue to use industry benchmarks to supplement our expected loss ratios, and these industry benchmarks have implicit in them both favorable and unfavorable loss development, which we incorporate into our selection of the expected loss ratios.

     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2009:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
		($ in millions)
U.S. insurance	$1,253.7	$1,040.7	$1,426.9
International insurance	2,356.4	1,790.8	2,672.3
Reinsurance	1,151.7	811.7	1,370.7

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(2)
	Carried	Low	High
	Reserves	Estimate	Estimate
		($ in millions)
U.S. insurance	$901.9	$721.3	$1,016.3
International insurance	1,790.1	1,353.4	2,054.4
Reinsurance	1,149.8	813.9	1,372.4

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $3,910.8 million and the consolidated high estimate is $5,202.3 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,116.2 million and the consolidated high estimate is $4,215.5 million.
     Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves. While we believe our approach to determine the range of loss and loss expense is reasonable, there are no assurances that actual loss experience will be with the ranges of loss and loss expense noted above.
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
Ceded Reinsurance
     We remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements; therefore, we regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2009 and 2008 as we believe that all reinsurance balances will be recovered.
     For purposes of managing risk, we reinsure a portion of our exposures, paying reinsurers a part of premiums received on policies we write. Total premiums ceded pursuant to reinsurance contracts entered into by our company with a variety of reinsurers were $375.2 million, $338.4 million and $352.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Certain reinsurance contracts provide us with protection related to specified catastrophes insured by our U.S. insurance and international insurance segments. We also cede premiums on both a proportional and excess-of-loss basis to limit total exposures in our U.S. insurance and international insurance segments and to a lesser extent in our reinsurance segment. The following table illustrates our gross premiums written and ceded for the years ended December 31, 2009, 2008 and 2007:

	Gross Premiums Written and
		Premiums Ceded
	Year Ended December 31,
	2009	2008	2007
		($ in millions)
Gross	$1,696.3	$1,445.6	$1,505.5
Ceded	(375.2)	(338.4)	(352.4)

Net	$1,321.1	$1,107.2	$1,153.1

Ceded as percentage of gross	22.1%	23.4%	23.4%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2009	2008	2007
	($ in millions)
Premiums written ceded	375.2	338.4	352.4
Premiums earned ceded	381.2	347.0	348.3
Losses and loss expenses ceded	196.6	176.4	189.8
Acquisition costs ceded	79.6	70.8	66.4
     We had net cash outflows relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $116 million, $58 million and $94 million for the year ended December 31, 2009, 2008 and 2007, respectively. The net cash outflows in all years are reflective of fewer losses that were recoverable under our reinsurance coverages.
     The following is a summary of our ceded reinsurance program by line of business as of December 31, 2009:
•	We have purchased quota share reinsurance almost from inception for our general property and energy lines of business written by our U.S. insurance and international insurance segments. We have ceded from 35% to 55% (during 2009 and 2008 we ceded 40%) of up to $10 million of each applicable general property policy limit. We also purchase reinsurance to provide protection for specified catastrophes insured by our U.S. insurance and international insurance segments. The current treaty is an excess-of-loss reinsurance treaty with four layers. The first layer has a limit of $45 million excess of $80 million, which is 45% placed with reinsurers and the remainder is retained by us. The second layer has a limit of $50 million excess of $125 million, which is 100% placed with reinsurers. The third layer has a limit of $75 million excess of $175 million, which is 100% placed with reinsurers. The fourth layer has a limit of $75 million excess $250 million and covers only earthquakes, which is 100% placed with reinsurers. We also purchased property catastrophe reinsurance protection on our international general property business, which covers all territories except the U.S. and Canada. The current treaty is an excess-of-loss reinsurance treaty with a limit of $50 million excess of $50 million, which is 80% placed with reinsurers and the remainder is retained by us. In addition, we purchased an excess-of-loss reinsurance treaty for our general property line of business within our international insurance segment with a limit of $10 million excess of $10 million or €10 million excess of €10 million. We have also purchased a limited amount of facultative reinsurance for general property and energy policies.

•	We have purchased variable quota share reinsurance for our general casualty business since December 2002. During 2009, we increased the cession of policies with limits less than or equal to $25 million, €25 million or £15 million to 36% (35% in 2008) for policies written by our Bermuda and European offices. Since 2002 for policies with limits greater than $25 million but less than or equal to $50 million, €50 million or £30 million, we ceded between 85% and 100% of up to $25 million of a variable quota share determined by the amount of the policy limit in excess of $25 million divided by the policy limit. During 2009, the cession percentage was 100% (100% in 2008). For policies with limits greater than $50 million but less than or equal to $75 million, €75 million or £45 million, we ceded 80% up to $25 million of a variable quota share determined by the amount of the policy limit in excess of $50 million divided by the policy limit. For policies with limits less than or equal to $25 million by our U.S. offices, our cession percentage was 28% in 2009 (40% in 2008).

•	We have purchased quota share reinsurance protection for professional liability policies written by our Bermuda, European and U.S. offices. During 2009, we ceded 30% (9% in 2008) of policies written by the Bermuda office with limits up to $25 million and 27.5% of policies written by our European offices with limits less than or equal to $25 million, €20 million or £15 million. For our U.S. offices in 2009, we ceded 7.5% (32.5% in 2008) with limits less than or equal to $25 million. In addition in 2009 for our U.S. offices, we had an excess-of-loss reinsurance treaty that has one layer that is $3 million excess of $2 million, which is 20% placed with reinsurers, and another layer that is $20 million excess $5 million, which is 57% placed with reinsurers.

•	We purchased variable quota share and excess-of-loss reinsurance protection for our healthcare line of business written by our Bermuda and U.S. offices. In 2009, we ceded 40% (40% in 2008) of policies with limits greater than $10 million up to $25 million written by our Bermuda office. For our U.S. offices in 2009, we ceded 67% of $25 million policy limits in excess of $1.0 million. During 2008, we ceded 30% of policies with limits of less than or equal to $15 million and 30% for policies with limits greater than $15 million up to $25 million in certain limited cases.
     The following table illustrates our reinsurance recoverable as of December 31, 2009 and 2008:

	Reinsurance Recoverable
	as of December 31,
	2009	2008
	($ in millions)
Ceded case reserves	$266.5	$330.8
Ceded IBNR reserves	653.5	557.5

Reinsurance recoverable	$920.0	$888.3

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 98% of ceded case reserves as of December 31, 2009 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
     We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves.
     The following table shows our reinsurance recoverables by operating segment as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	($ in millions)
U.S. insurance	$351.8	$309.1
International insurance	566.3	576.0
Reinsurance	1.9	3.2

Total reinsurance recoverable	$920.0	$888.3

     Historically, our reinsurance recoverables related primarily to our property lines of business, which being short tail in nature, are not subject to the same variations as our casualty lines of business. However, during 2009 and 2008 we have increased the amount of reinsurance we utilize for our casualty lines of business in the U.S. insurance and international insurance segments; and as such, the reinsurance recoverables from our casualty lines of business have increased over the past several years. As the reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves, if our final casualty insurance ceded loss ratios vary by eight percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $98.9 million. This would result in either an increase or decrease to income before income taxes and shareholders’ equity of approximately $98.9 million. As of December 31, 2009, this amount represented approximately 3.1% of total shareholders’ equity.
Premiums and Acquisition Costs
     Premiums are recognized as written on the inception date of a policy. For certain types of business written by us, notably reinsurance, premium income may not be known at the contract inception date. In the case of quota share reinsurance assumed by us, the underwriter makes an estimate of premium income at inception as the premium income is typically derived as a percentage of the underlying policies written by the cedents. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly and any adjustments are recorded in the period in which they become known. As of December 31, 2009, our changes in premium estimates have been adjustments ranging from approximately negative 2% for the 2007 treaty year, to approximately positive 22% for the 2005 treaty year. Applying this range to our 2009 quota share reinsurance treaties, our gross premiums written in the reinsurance segment could decrease by approximately $4.0 million or increase by approximately $43.6 million over the next three years. Given the recent trend of downward adjustments on premium estimates, we believe a reasonably likely change in our premium estimate would be the midpoint of the negative 2% and 22%, or 10%, for a change of $19.8 million. There would also be a related increase in loss and loss expenses and acquisition costs due to the increase in gross premiums written. It is reasonably likely as our historical experience develops that we may have fewer or smaller adjustments to our estimated premiums, and therefore could have changes in premium estimates lower than the range historically experienced. Total premiums estimated on quota share reinsurance contracts for the years ended December 31, 2009, 2008 and 2007 represented approximately 12%, 13% and 16%, respectively, of total gross premiums written.
     Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.
Fair Value of Financial Instruments
     In accordance with U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments, hedge funds and other invested assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:
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
     At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2009 and what level within the FAS 157 fair value hierarchy the valuation technique resides.
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
     Non-U.S. government and government agencies: Comprised of fixed income obligations of non-U.S. governmental entities. The fair values of these securities are based on prices obtained from international indices and are included in the Level 2 fair value hierarchy.

     States, municipalities and political subdivisions: Comprised of fixed income obligations of U.S. domiciled state and municipality entities. The fair values of these securities are based on prices obtained from the new issue market, and are included in the Level 2 fair value hierarchy.
     Corporate debt: Comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using the spread above the London Interbank Offering Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
     Mortgage-backed: Principally comprised of AAA- rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine the appropriate average life of mortgage-backed securities. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the mortgage-backed securities are broker-dealer quotes and we are not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 fair value hierarchy.
     Asset-backed: Principally comprised of AAA- rated bonds backed by pools of automobile loan receivables, home equity loans, credit card receivables and collateralized loan obligations originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the asset-backed securities are broker-dealer quotes and we are not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 fair value hierarchy.
     Hedge funds: Comprised of hedge funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager, and as such, the fair values of the hedge funds are included in the Level 3 fair value hierarchy.
     The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2009:

	Fair Value of
	Fixed Maturity	Percentage of
	Investments as of	Total Fixed	Fair Value
	December 31, 2009	Maturity	Hierarchy
Pricing Sources	($ in millions)	Investments	Level
Barclay indices	$4,282.9	61.4%	1 and 2
Interactive Data Pricing	1,243.0	17.8	2
Reuters pricing service	447.0	6.4	2
Broker-dealer quotes	358.8	5.1	3
Merrill Lynch indices	168.5	2.4	2
Standard & Poor’s Securities Evaluation	107.1	1.6	2
International indices	100.2	1.5	2
Other sources	263.9	3.8	2

	$6,971.4	100.0%
     Barclay indices: We use Barclay indices (formerly Lehman Brothers indices) to price our U.S. government, U.S. government agencies, corporate debt, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Barclay indices use in determining its prices which include among others, treasury yields, new issuance and secondary trades, information provided by broker-dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. For U.S. government securities, traders that act as market makers are the primary source of pricing; as such, for U.S. government securities we believe the Barclay indices reflect quoted prices (unadjusted) for identical securities in active markets.

     Interactive Data Pricing: We use Interactive Data Pricing to price our U.S. government agencies, municipalities, non-agency mortgage-backed and asset-backed securities. There are several observable inputs that Interactive Data Pricing uses in determining its prices which include among others, benchmark yields, reported trades and issuer spreads.
     Reuters pricing service: We use the Reuters pricing service to price our U.S. government agencies, corporate debt, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Reuters pricing service uses in determining its prices which include among others, option-adjusted spreads, treasury yields, new issuance and secondary trades, sector and issuer level spreads, underlying collateral and prepayment speeds.
     Broker-dealer quotes: We also utilize broker-dealers to price our agency and non-agency mortgage-backed and asset-backed securities. The pricing sources include JP Morgan Securities Inc., Bank of America Securities LLC, Deutsche Bank Securities Inc. and other broker-dealers. When broker-dealer quotes are utilized it is primarily due to the fact that the particular broker-dealer was involved in the initial pricing of the security.
     Merrill Lynch Index: We use the Merrill Lynch indices to price our non-U.S. government and government agencies securities, corporate debt, municipalities and asset-backed securities. There are several observable inputs that the Merrill Lynch indices use in determining its prices, which include reported trades and other sources.
     Standard & Poor’s Securities Evaluation: We use Standard & Poor’s to price our U.S. government agencies, corporate debt, municipalities, mortgage-backed and asset-backed securities. There are several observable inputs that Standard & Poor’s uses in determining its prices which include among others, benchmark yields, reported trades and issuer spreads.
     International indices: We use international indices, which include the FTSE, Deutche Teleborse and the Scotia Index, to price our non-U.S. government and government agencies securities. The observable inputs used by international indices to determine its prices are based on new issuance and secondary trades and information provided by broker-dealers.
     Other sources: We utilize other indices and pricing services to price various securities. These sources use observable inputs consistent with indices and pricing services discussed above.
     We utilize independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, we obtained two or more prices per security as of December 31, 2009. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker quotes, we also obtain prices from our investment portfolio managers and other sources (e.g. another pricing vendor), and compare the prices obtained from the independent pricing sources to those obtained from our investment portfolio managers and other sources. We investigate any material differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2009.
     There have been no material changes to any of our valuation techniques from those used as of December 31, 2008. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.
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

     For our debt securities that are within the scope of the new guidance we have applied the following policy to determine if OTTI exists at each reporting period:
•	Our debt securities are managed by external investment portfolio managers. We require them to provide us with a list of debt securities they intend to sell at the end of the reporting period. Any impairments in these securities are recognized as OTTI, as the difference between the amortized cost and fair value and is recognized in the income statement.

•	At each reporting period we determine if it is more likely than not we will be required to sell a debt security before the recovery of its amortized cost basis. We analyze our current and future contractual and non-contractual obligations and our expectation of future cash flows to determine if we will need to sell debt securities to fund our obligations. We consider factors such as trends in underwriting profitability, cash flows from operations, return on our invested assets, property catastrophe losses, timing of payments and other specific contractual obligations that are coming due.

•	For debt securities that are in an unrealized loss position that we do not intend to sell, we assess whether a credit loss exists. The amount of the credit loss is recognized in the income statement. The assessment involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value and (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position. We also look to additional factors depending on the type of security identified below:
•	Corporate bonds: The credit rating of the issuer as well as information from our investment portfolio managers and rating agencies. Based on all reasonably available information, we determine if a credit loss exists.

•	Mortgage-backed and asset-backed securities: We utilize an independent third party service to identify mortgage-backed or asset-backed securities where possible principal and/or interest will not be paid. The independent third party service provides cash flow projections using default rate, delinquency rate and prepayment assumptions under different scenarios. We review the information received from the independent third party and we determine the present value of future cash flows.
     For the mortgage-backed securities for which OTTI was recognized through earnings for the year ended December 31, 2009, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed securities. The frequency of losses was measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage-backed securities. The following table shows the range of the credit default rates and severity rates for the mortgage-backed securities for which OTTI was recognized through earnings as well as the weighted average rates.

Significant Input	Range of Inputs	Weighted Average of Input
Credit default rate	0.6% — 11.0%	6.1%

Severity rate	30.1% — 100.0%	37.2%
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
     Based on our review of the debt securities, for the year ended December 31, 2009 we recognized a total of $68.2 million in OTTI, of which $18.6 million was recognized in accumulated other comprehensive income in the consolidated balance sheets and $49.6 million was recognized in the income statement. Of the $49.6 million of OTTI recognized in the income statement, $7.7 million was due to credit related losses where the anticipated discounted cash flows of various debt securities were lower than the amortized cost, and $41.9 million in the first quarter of 2009 related to net impairment charges for those securities in an unrealized loss position where our investment managers had the discretion to sell. The $7.7 million of credit related OTTI recognized consisted of $6.0 million related to mortgage-backed securities and $1.7 million related to a corporate bond. We did not have securities with an unrealized loss as of December 31, 2009 that we intended to sell or that we were required to sell.
     For the three months ended March 31, 2009, 82 securities were considered to be other-than-temporarily impaired. Consequently, the Company recorded OTTI of $41.9 million within “net impairment charges recognized in earnings” on the income statement for the three months ended March 31, 2009. OTTI was recognized for those securities in an unrealized loss position that our investment advisers had the discretion to sell as well as certain debt securities with unrealized losses that we planned to sell subsequent to the reporting period.
     For the year ended December 31, 2008, 483 securities were considered to be other-than-temporarily impaired. Consequently, we recorded OTTI of $212.9 million within “net impairment charges recognized in earnings” on the income statement for the year ended December 31, 2008. OTTI was recognized for those securities in an unrealized loss position that our investment advisers had the discretion to sell.
Goodwill and Other Intangible Asset Impairment Valuation
     We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets, other than goodwill, consist of renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States. The following is a summary of our goodwill and other intangible assets as of December 31, 2009 and 2008:

	Year	Finite or	Estimated Useful	Carrying Value	Carrying Value
Source of goodwill or intangible asset	Acquired	Indefinite	Life	December 31, 2009	December 31, 2008
				(in millions)
Insurance licenses(1)	2002	Indefinite	N/A	$3.9	$3.9
Insurance licenses(2)	2008	Indefinite	N/A	12.0	12.0
Goodwill(2)	2008	Indefinite	N/A	3.9	3.9
Trademark/Tradename(3)	2008	Finite	15 years	—	7.3
Distribution Network(3)	2008	Finite	15 years	35.0	37.6
Internally developed computer software(3)	2008	Finite	3 years	1.0	1.5
Insurance licenses(3)	2008	Indefinite	N/A	8.0	8.0
Covenants not-to-compete(3)	2008	Finite	2 years / 1 year	0.4	1.1
Goodwill(3)	2008	Indefinite	N/A	264.5	264.6

Total goodwill and other intangible assets				$328.7	$339.9

(1)	Related to the acquisition of Allied World National Assurance Company and Allied World Assurance Company (U.S.) Inc.

(2)	Related to the acquisition of Finial Insurance Company

(3)	Related to the acquisition of Darwin
     For intangible assets with finite lives, the value is amortized over their useful lives. We also test intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such factors include, but are not limited to:
•	A significant decrease in the market price of the intangible asset;

•	A significant adverse change in the extent or manner in which the intangible asset is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of the intangible asset, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the intangible asset;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and

•	A current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

     As a result of our evaluation, we determined that an impairment should be recognized for the trademark intangible asset acquired as part of our acquisition of Darwin in October 2008. At the end of 2009, we made a strategic decision to market all products, with few limited exceptions, under the Allied World brand instead of under the Darwin brand. We believe that Darwin related business will benefit from greater access to markets under the Allied World brand, which is a more internationally recognized brand. This resulted in a significant change in the extent and manner in which we were utilizing the trademark. As such, an impairment charge of $6.9 million was incurred to write off the unamortized balance of the Darwin trademark. No additional impairment was incurred as we will continue to utilize and benefit from the use of the existing renewal rights, covenants-not-to-compete and internally developed software.
     For indefinite lived intangible assets we do not amortize the intangible asset but test these intangible assets for impairment by comparing the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. The factors we consider to determine if an impairment exists are similar to factors noted above. As a result of our evaluation, we determined that there was no impairment to the carrying value of our indefinite lived intangible assets.
     Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit(s) based on the expected benefit to be received by the reporting unit(s) from the business combination. We determine the expected benefit based on several factors including the purpose of the business combination, the strategy of the company subsequent to the business combination and structure of the acquired company subsequent to the business combination. A reporting unit is a component of our business that has discrete financial information which is reviewed by management. In determining the reporting unit, we analyze the inputs, processes, outputs and overall operating performance of the reporting unit. We have determined that for purposes of the acquisition of Darwin that Darwin is the reporting unit that is expected to receive the benefit of the business combination and as such the goodwill has been allocated to this reporting unit.
     For goodwill, we perform a two-step impairment test on an annual basis or more frequently if circumstances warrant. The first step is to compare the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. In determining the fair value of the reporting units discounted cash flow models and market multiple models are utilized. The discounted cash flow models apply a discount to projected cash flows including a terminal value calculation. The market multiple models apply earnings and book value multiples of similar publicly-traded companies to the reporting unit’s projected earnings or book value. We select the weighting of the models utilized to determine the fair value of the reporting units based on judgment, considering such factors as the reliability of the cash flow projections and the entities included in the market multiples.
     The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge in “amortization and impairment of intangible assets” in the consolidated income statements.
     During 2009, we performed the first step of the goodwill impairment testing on the goodwill acquired from the Darwin acquisition. As part of our goodwill testing we performed four separate calculations to determine the fair value of the reporting unit to which the goodwill has been allocated. Two of the calculations are based on market multiples of book value and diluted earnings per share, respectively, and are considered our market multiple models. The other two calculations are the statutory dividend model, and the actuarial model and are considered our discounted cash flow models. Under the statutory dividend model, we estimate the cash flows that can be used to pay a dividend under regulatory constraints as well as other operating constraints. The actuarial model calculates the economic value of Darwin by projecting the future profits of Darwin that are embedded in the loss reserves, unearned premiums, new and renewal business less the cost of capital. To determine an overall point estimate of the fair value of the Darwin reporting unit we took a weighted average of the four calculations. We calculated the weighted average point estimate by taking 25% of the average median fair values calculated using the market multiple models and 75% of the average of the two discounted cash flow models. We gave greater weight to the discounted cash flow models because they are more faithfully representative of the future value of the Darwin reporting unit.
     For the market multiple models we used a composite of several companies similar in size and scope of Darwin and obtained the most current financial information of those companies to determine the median book value multiple and median diluted earnings per share multiple. We applied a control premium of 30% to the calculated market multiple values to determine the fair value of the Darwin reporting unit. A control premium represents the benefits the acquirer expects to receive for controlling the entire operations of the target. The control premium of 30% is based on empirical evidence of the premium paid (as a percentage) for insurance companies in excess of an acquiree’s trading price five days after the acquisition for the most recent five years.
     For the discounted cash flow models we used internal budget and actuarial data projections and discounted those cash flow values at our cost of equity. We calculated our cost of equity to be 11.4% at the time we performed the goodwill impairment testing.

     Based on our analysis, the point estimate value of the Darwin reporting unit was in excess of its carrying value by approximately 6%. As a result, we concluded there was no implied goodwill impairment, and therefore, no additional goodwill impairment testing was required.
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2009	2008	2007
		($ in millions)
Gross premiums written	$1,696.3	$1,445.6	$1,505.5

Net premiums written	$1,321.1	$1,107.2	$1,153.1

Net premiums earned	1,316.9	1,117.0	1,159.9
Net investment income	300.7	308.8	297.9
Net realized investment gains (losses)	126.4	(60.0)	37.0
Net impairment charges recognized in earnings	(49.6)	(212.9)	(44.6)
Other income	1.5	0.7	—

	$1,695.9	$1,153.6	$1,450.2

Net losses and loss expenses	604.1	641.1	682.3
Acquisition costs	148.9	112.6	119.0
General and administrative expenses	248.6	185.9	141.6
Amortization and impairment of intangible assets	11.1	0.7	—
Interest expense	39.0	38.7	37.8
Foreign exchange loss (gain)	0.7	(1.4)	(0.8)

	$1,052.4	$977.6	$979.9

Income before income taxes	$643.5	$176.0	$470.3
Income tax expense (benefit)	36.6	(7.6)	1.1

Net income	$606.9	$183.6	$469.2

Ratios
Loss and loss expense ratio	45.9%	57.4%	58.8%
Acquisition cost ratio	11.3%	10.1%	10.3%
General and administrative expense ratio	18.9%	16.6%	12.2%
Expense ratio	30.2%	26.7%	22.5%
Combined ratio	76.1%	84.1%	81.3%
Comparison of Years Ended December 31, 2009 and 2008
Premiums
     Gross premiums written increased by $250.7 million, or 17.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $354.8 million, or 110.9%. The increase in gross premiums written was primarily due to the inclusion of gross premiums written of approximately $340 million from Darwin for the year ended December 31, 2009 compared to $68.9 million of gross premiums written by Darwin for the period from October 20, 2008, the date of acquisition, to December 31, 2008 and higher gross premiums written by our other U.S. offices where attractive underwriting opportunities were present. Gross premiums written by our U.S. offices, excluding Darwin, increased approximately $84 million, or 33%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Dallas, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of December 31, 2009 compared to December 31, 2008.

•	Gross premiums written in our international insurance segment decreased by $139.6 million, or 20.1%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. This was most noticeable in our general property and energy lines of business where gross premiums written decreased by $55.9 million and $37.6 million, respectively, during the year ended December 31, 2009 compared to the year ended December 31, 2008. Also causing lower gross premiums written was a reduction of $27.1 million in professional liability business related to the financial services industry where rates were not sufficient for the risks given the recent market turmoil within that industry.

•	Gross premiums written in our reinsurance segment increased by $35.5 million, or 8.3%. The increase in gross premiums written was primarily due to new business written and lower net downward adjustments on estimated premiums partially offset by non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. Adjustments on estimated premiums were higher by $13.6 million during the year ended December 31, 2009 compared to the year ended December 31, 2008. We recognized net downward adjustments of $5.9 million during the year ended December 31, 2009 compared to net downward adjustments of $19.5 million during the year ended December 31, 2008.
     The table below illustrates our gross premiums written by geographic location for the years ended December 31, 2009 and 2008.

	Year Ended
	December 31,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)
United States	$929.9	$427.7	$502.2	117.4%
Bermuda	574.4	793.7	(219.3)	(27.6)
Europe	186.5	224.2	(37.7)	(16.8)
Hong Kong	5.5	—	5.5	n/a *

	$1,696.3	$1,445.6	$250.7	17.3%

*   n/a: not applicable
     Net premiums written increased by $213.9 million, or 19.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in net premiums written was in-line with the increase in gross premiums written and was primarily driven by the inclusion of Darwin for the year ended December 31, 2009. The increase in net premiums written from the acquisition of Darwin also included a $3.0 million decrease in premiums ceded for variable-rated reinsurance contracts that have swing-rated provisions compared to $5.2 million during the year ended December 31, 2008. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 22.1% of gross premiums written for the year ended December 31, 2009 compared to 23.4% for the same period in 2008. The decrease in the ceded premium percentage was primarily due to lower reinsurance cession percentages on our general casualty, professional liability and program lines of business in our U.S. insurance segment as well as lower premiums ceded related to our property catastrophe reinsurance protection of $4.2 million.
     Net premiums earned increased by $199.9 million, or 17.9%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the inclusion of earned premium from Darwin for the year ended December 31, 2009, adjusted for the decrease in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which had been fully earned.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
		Year Ended December 31,
	2009	2008	2009	2008
U.S. insurance	39.8%	22.2%	34.0%	16.1%
International insurance	32.8%	48.1%	31.4%	42.3%
Reinsurance	27.4%	29.7%	34.6%	41.6%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $8.1 million, or 2.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily the result of the timing of a dividend from our global high-yield bond fund, lower yields on our fixed maturity securities and lower accretion of book value to par value for our fixed maturity investments. As a result of new OTTI guidance issued by the FASB in April 2009, we increased the book value of our fixed maturity investments for any non-credit OTTI previously recognized, which resulted in higher book values and lower future accretions. Please see Note 2(d) of the notes to the consolidated financial statements regarding the change in OTTI policy. The annualized period book yield of the investment portfolio for the year ended December 31, 2009 and 2008 was 4.2% and 4.7%, respectively. The decrease in book yield was primarily caused by the lower accretion explained above, higher investment management expenses and lower yields on our cash and cash equivalent balances as well as a higher allocation to low yield hedge fund assets. Investment management expenses of $9.0 million and $6.7 million were incurred during the years ended December 31, 2009 and 2008, respectively. The increase in investment management expenses was due to an increase in the size of our investment portfolio, the addition of our chief investment officer and the addition of two investment managers earlier in 2009.
     As of December 31, 2009, approximately 97.6% of our fixed income investments consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s, with an average duration of approximately 3.0 years as of December 31, 2009. The average duration of the investment portfolio was 3.3 years as of December 31, 2008.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the year ended December 31, 2009, we recognized $126.4 million in net realized investment gains compared to net realized investment losses of $60.0 million during the year ended December 31, 2008. During the year ended December 31, 2009, we recognized $49.6 million in net impairment charges recognized in earnings compared to $212.9 million during the year ended December 31, 2008. Net realized investment gains of $126.4 million for the year ended December 31, 2009 were comprised of the following:
•	Net realized investment gains of $31.9 million primarily related to the mark-to-market adjustments for our hedge fund investments and debt securities that are carried at fair value. We elected the fair value option under U.S. GAAP for certain debt securities that were newly acquired during the period. As a result, changes in fair value for these debt securities are recognized in the income statement. We expect to continue to elect the fair value option for certain newly acquired securities. Also during the year ended December 31, 2009, we held several to-be-announced mortgage-backed securities (“TBA MBS”) that we account for as derivatives under U.S. GAAP, and as such any change in fair value of TBA MBS is recognized in the income statement. For further details on the TBA MBS, please refer to Note 5 in the notes to the consolidated financial statements.

Mark-to-Market Adjustments
for the Year Ended
December 31, 2009
($ in millions)
Hedge funds and equity securities	$19.3
Debt securities accounted for as trading securities	12.4
Debt securities accounted for as derivatives	0.2

Total	$31.9

•	Net realized investment gains of $94.5 million from the sale of securities, primarily due to the sale of fixed maturity bonds partially offset by a realized loss of $21.9 million due to the sale of our global high-yield bond fund.
     During the year ended December 31, 2009, we had $49.6 million of net impairment charges recognized in earnings, $7.7 million was due to credit related losses where the anticipated discounted cash flows of various debt securities were lower than the amortized cost, and $41.9 million was due to net impairment charges for those securities in an unrealized loss position where our investment managers had the discretion to sell.
     Net realized investment losses of $60.0 million for the year ended December 31, 2008 were comprised of the following:
•	Net realized investment losses of $77.7 million related to the mark-to-market of our hedge fund investments and equity securities.

•	Net realized investment gains of $17.7 million from the sale of securities, including $12.4 million of net realized gains from our investment in the Goldman Sachs Multi-Strategy VI, Ltd fund (the “Portfolio VI Fund”) and AIG Select Hedge Ltd. fund (the “AIG Select Fund”). These investment gains also included realized losses from the sale of our investments in Lehman Brothers Holdings Ltd bonds of $45.0 million, Morgan Stanley bonds of $15.0 million and Washington Mutual, Inc. bonds of $1.7 million, in addition to realized gains from the sale of other securities.

     During the year ended December 31, 2008, we recognized OTTI of $212.9 million related to declines in the market value of securities in our available for sale portfolio. OTTI was recognized due to our investment advisers having the discretion to sell these securities as well as certain debt securities with unrealized losses that we planned to sell subsequent to the reporting period.
Other Income
     The other income of $1.5 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively, represents fee income from the program administrator and wholesale brokerage operation we acquired as a part of our acquisition of Darwin.
Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $37.0 million, or 5.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in net losses and loss expenses was due to less current year loss activity compared to the year ended December 31, 2008, partially offset by lower net favorable prior year reserve development and the inclusion of Darwin for the year ended December 31, 2009. During the year ended December 31, 2008, we incurred net losses and loss expenses of $14.3 million and $99.0 million from Hurricanes Gustav and Ike, respectively, as well as $27.2 million from a gas pipeline explosion in Australia and $7.6 million from flooding in the United States.
     We recorded net favorable reserve development related to prior years of $248.0 million and $280.1 million during the years ended December 31, 2009 and 2008, respectively. The following table shows the net favorable reserve development of $248.0 million by loss year for each of our segments for the year ended December 31, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	for the Year ended December 31, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(6.7)	$(22.3)	$(36.3)	$(19.6)	$1.4	$5.8	$7.3	$(70.4)
International insurance	(5.8)	(18.7)	(61.1)	(78.7)	11.3	(8.5)	22.0	(139.5)
Reinsurance	(4.0)	(16.2)	(20.7)	(4.2)	(1.1)	5.2	2.9	(38.1)

Total	$(16.5)	$(57.2)	$(118.1)	$(102.5)	$11.6	$2.5	$32.2	$(248.0)

     The unfavorable reserve development is primarily due to higher than expected reported losses in our energy and general property lines of business in our international insurance segment and our general casualty line of business in our U.S. insurance and international insurance segments.
     The following table shows the favorable reserve development of $280.1 million by loss year for each of our segments for the year ended December 31, 2008. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	for the Year ended December 31, 2008
	2002	2003	2004	2005	2006	2007	Total
	($ in millions)
U.S. insurance	$(3.9)	$(10.3)	$(8.9)	$(2.2)	$(6.6)	$(4.5)	$(36.4)
International insurance	(4.8)	(69.6)	(66.2)	(25.3)	7.0	(9.7)	(168.6)
Reinsurance	(0.2)	(7.2)	(18.9)	(43.2)	(2.2)	(3.4)	(75.1)

Total	$(8.9)	$(87.1)	$(94.0)	$(70.7)	$(1.8)	$(17.6)	$(280.1)

     The loss and loss expense ratio for the year ended December 31, 2009 was 45.9% compared to 57.4% for the year ended December 31, 2008. Net favorable reserve development recognized in the year ended December 31, 2009 reduced the loss and loss expense ratio by 18.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 64.7%. Net favorable reserve development recognized in the year ended December 31, 2008 reduced the loss and loss expense ratio by 25.1 percentage points. Thus, the loss and loss expense ratio related to that loss year was 82.5%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to insignificant catastrophe losses in 2009 compared to $148.1 million, or 13.3 percentage points, of catastrophe losses during the year ended December 31, 2008.
     We continue to review the impact of the subprime and credit market crisis on professional liability insurance policies and reinsurance contracts we write. We have high attachment points on many of our professional liability policies and contracts, which makes estimating whether losses will exceed our attachment point more difficult. Based on claims information received to date and our analysis, the average attachment point for our professional liability insurance policies with potential subprime and credit related exposure is approximately $130 million with an average limit of $12.0 million (gross of reinsurance). Our direct insurance policies with subprime and credit related loss notices may have the benefit of facultative reinsurance, treaty reinsurance or a combination of both. For our professional liability reinsurance contracts with subprime and credit related exposure that have been reported to us, the average attachment point is approximately $51.8 million with an average limit of approximately $1.8 million. We do not purchase retrocession coverage on our professional liability reinsurance contracts. At this time, we believe, based on the claims information received to date, that our provision for losses remains adequate. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly. As of December 31, 2009, we have established case reserves for subprime and credit related exposures of $71.7 million for professional liability insurance policies and $75.2 million for professional liability reinsurance contracts.
     The following table shows the components of the decrease in net losses and loss expenses of $37.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

	Year Ended
	December 31,		Dollar
	2009	2008	Change
	($ in millions)
Net losses paid	$458.2	$474.2	$(16.0)
Net change in reported case reserves	76.0	89.6	(13.6)
Net change in IBNR	69.9	77.3	(7.4)

Net losses and loss expenses	$604.1	$641.1	$(37.0)

     The decrease in net losses paid for the year ended December 31, 2009 was primarily due to lower paid losses in our international insurance and reinsurance segments including lower paid losses on catastrophes partially offset by the inclusion of Darwin. The decrease in reported case reserves was primarily due to lower case reserves in our international insurance segment due to the payment of claims partially offset by increased case reserves in our U.S. insurance and reinsurance segments. The decrease in IBNR was due to lower IBNR in our international insurance and reinsurance segments primarily due to net favorable reserve development partially offset by higher IBNR in our U.S. insurance segment due to the growth of U.S. business including the inclusion of Darwin.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,688.5	$3,237.0
Acquisition of net reserve for losses and loss expenses	—	298.9
Incurred related to:
Current period non-catastrophe	852.1	773.1
Current period property catastrophe	—	148.1
Prior period non-catastrophe	(251.7)	(246.6)
Prior period property catastrophe	3.7	(33.5)

Total incurred	$604.1	$641.1
Paid related to:
Current period non-catastrophe	42.3	40.9
Current period property catastrophe	—	38.1
Prior period non-catastrophe	343.4	355.6
Prior period property catastrophe	72.5	39.6

Total paid	$458.2	$474.2
Foreign exchange revaluation	7.4	(14.3)

Net reserve for losses and loss expenses, December 31	3,841.8	3,688.5
Losses and loss expenses recoverable	920.0	888.3

Reserve for losses and loss expenses, December 31	$4,761.8	$4,576.8

Acquisition Costs
     Acquisition costs increased by $36.3 million, or 32.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in acquisition costs was due to higher net premiums written in our U.S. insurance segment primarily due to the inclusion of Darwin for the year ended December 31, 2009. Acquisition costs as a percentage of net premiums earned were 11.3% for the year ended December 31, 2009 compared to 10.1% for the same period in 2008. The increase was due to increased commissions charged by brokers for certain lines of business and the increase in gross premiums written in our U.S. insurance segment, which carry a higher acquisition cost ratio. Typically, middle-market business, which is the focus of the U.S. insurance segment, tends to have higher acquisition costs due to the significant number of competitors for that type of business.
General and Administrative Expenses
     General and administrative expenses increased by $62.7 million, or 33.7%, for the year ended December 31, 2009 compared to the same period in 2008. The increase in general and administrative expenses was primarily due to the following:
•	An overall increase in headcount, including the addition of Darwin employees for a full year. The increased headcount resulted in overall increase in salary and related costs by $45.4 million.

•	Increased stock-related compensation of $12.2 million, including an increase of $6.8 million associated with LTIP awards granted in 2008 to the maximum award payout. We have accrued through the year ended December 31, 2009 the maximum award percentage, as we believe it is probable that we will achieve the maximum award when these LTIP awards vest at the end of 2010.

•	Increase of $2.8 million related to the Darwin Long-Term Incentive Plan (“Darwin LTIP”) that we assumed as part of the Darwin acquisition. The amount incurred for the Darwin LTIP is a function of pre-acquisition underwriting profitability, including any subsequent loss reserve development.
     Our general and administrative expense ratio was 18.9% for the year ended December 31, 2009, which was higher than the 16.6% for the year ended December 31, 2008. The increase was primarily due to the factors discussed above.

     Our expense ratio was 30.2% for the year ended December 31, 2009 compared to 26.7% for the year ended December 31, 2008 due to an increase in both acquisition cost ratio and general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets increased by $10.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was due to a full year of amortization of intangible assets related to the Darwin acquisition of $4.2 million compared to $0.7 million in the prior year and the impairment of the Darwin trademark intangible asset of $6.9 million. At the end of 2009, we made a strategic decision to market all products, with few limited exceptions, under the Allied World brand instead of under the Darwin brand. We believe that Darwin related business will benefit from greater access to markets under the Allied World brand, which is a more internationally recognized brand. This resulted in a significant change in the extent and manner in which we were utilizing the trademark. As such, an impairment charge of $6.9 million was incurred to write off the unamortized balance of the Darwin trademark.
Interest Expense
     Interest expense increased $0.3 million, or 0.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, as a result of additional interest expense on our borrowing of $243.8 million from our $400 million unsecured revolving credit facility, which was paid in full in February 2009.
Net Income
     Net income for the year ended December 31, 2009 was $606.9 million compared to $183.6 million for the year ended December 31, 2008. The increase was primarily the result of higher net realized investment gains, higher net premiums earned, lower catastrophe losses and lower OTTI, partially offset by increased general and administrative expenses and higher income tax expense. Net income for the year ended December 31, 2009 included a net foreign exchange loss of $0.7 million and an income tax expense of $36.6 million. Net income for the year ended December 31, 2008 included a net foreign exchange gain of $1.4 million and an income tax benefit of $7.6 million. The increase in income tax expense in the current period is primarily due to taxable income in our U.S. offices driven by the profitability of Darwin.
Comparison of Years Ended December 31, 2008 and 2007
Premiums
     Gross premiums written decreased by $59.9 million, or 4.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in gross premiums written was primarily the result of the following:
•	The non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy and contract terms and conditions), increased competition and decreasing rates for renewal business in each of our operating segments. This included a reduction in gross premiums written within our international insurance segment for the energy line of business, by $40.1 million, or 41.7%, and a reduction in the amount of gross premiums written for certain energy classes of business within our general casualty line of business in our international insurance segment by $9.9 million in response to deteriorating market conditions.

•	In our reinsurance segment, adjustments on estimated premiums were lower by $33.7 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. We recognized net downward adjustments of $19.5 million during the year ended December 31, 2008 compared to net upward adjustments of $14.2 million during the year ended December 31, 2007.

•	Offsetting these reductions were higher gross premiums written in our U.S. insurance segment of $127.3 million, or 66.1%, primarily due to increased gross premiums written by our U.S. offices as well as the inclusion of Darwin’s gross premiums written of $68.9 million for the period from October 20, 2008 to December 31, 2008.

     The table below illustrates our gross premiums written by geographic location for the years ended December 31, 2008 and 2007.

	Year Ended December,		Dollar	Percentage
	2008	2007	Change	Change
	($ in millions)
Bermuda	$793.7	$1,065.9	$(272.2)	(25.5)%
Europe	224.2	246.9	(22.7)	(9.2)
United States	427.7	192.7	235.0	122.0

	$1,445.6	$1,505.5	$(59.9)	(4.0)%

     The decrease in gross premiums written for our Bermuda operations was due to the non-renewal of business that did not meet our underwriting requirements (which included pricing and/or policy and contract terms and conditions), increased competition and decreasing rates for renewal business. This included a reduction in gross premiums written in our reinsurance segment of $134.2 million due to the non-renewal of certain treaties, a reduction in gross premiums written in our international insurance segment of $16.7 million for the energy line of business, and a reduction of $8.8 million in our international insurance segment for certain energy classes of business within our general casualty line of business in response to deteriorating market conditions. The decrease in gross premiums written for our Bermuda operations was also due to adjustments on estimated premiums being lower by $33.7 million during the year ended December 31, 2008 compared to the year ended December 31, 2007, and certain treaties that were previously written in Bermuda during the year ended December 31, 2007 being renewed by our U.S. reinsurance subsidiary during the year ended December 31, 2008. Our U.S. reinsurance subsidiary commenced operations in April 2008 and renewed treaties previously written in Bermuda of $64.4 million during the year ended December 31, 2008.
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

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Year Ended December 31,
	2008	2007	2008	2007
U.S. insurance	22.2%	12.8%	16.1%	11.1%
International insurance	48.1	51.6	42.3	45.5
Reinsurance	29.7	35.6	41.6	43.4
     The percentage of the U.S. insurance segment’s gross premiums written and net premiums earned was higher during the year ended December 31, 2008 compared to the year ended December 31, 2007 due to the growth of our U.S. casualty insurance operations including the inclusion of gross premiums written by Darwin from October 20, 2008 to December 31, 2008.
Net Investment Income
     Net investment income increased by $10.9 million, or 3.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily the result of an increase in the dividends received from our global high-yield bond fund. During the year ended December 31, 2007 we received one annual dividend from our global high-yield bond fund of $2.1 million. During the year ended December 31, 2008, we received two dividends from the global high-yield bond fund of $6.1 million in January 2008 and $7.9 million in December 2008. We typically receive an annual dividend from the global high-yield bond fund in January of each year, but it is now expected that we will receive the dividend in December of each year. Investment management expenses of $6.7 million and $5.8 million were incurred during the years ended December 31, 2008 and 2007, respectively.
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
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the year ended December 31, 2008, we recognized $60.0 million in net realized investment losses compared to net realized investment gains of $37.0 million during the year ended December 31, 2007. During the year ended December 31, 2008, we recognized $212.9 million in net impairment charges recognized in earnings compared to $44.6 million during the year ended December 31, 2007. Net realized investment losses of $60.0 million for the year ended December 31, 2008 were comprised of the following:
•	Net realized investment losses of $77.7 million related to the mark-to-market of our hedge fund investments and equity securities. The net realized investment losses were due to the overall volatility of the financial markets. In January 2009, one of the hedge funds received a notice of termination from one of its lenders and was liquidated during 2009. We did not receive any proceeds at final redemption, and as such recognized a mark-to-market loss of $19.4 million during the year ended December 31, 2008.

•	Other net realized investment gains of $17.7 million. This included net realized gains of $12.4 million from our investment in the Portfolio VI Fund and the AIG Select Fund. Also included in net realized investment gains of $17.7 million are net realized investment losses recognized from the sale of fixed income securities issued by Lehman Brothers Holding Ltd of $45.0 million, Morgan Stanley of $15.0 million and Washington Mutual, Inc. of $1.7 million, in addition to realized gains from the sale of other fixed maturity securities, primarily U.S. Treasury securities.
Included in the $212.9 million in write-downs were the following other-than-temporary impairment charges:
•	A write-down of $212.9 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. The declines in the market value of these securities were primarily due to the write-down of residential and commercial mortgage-backed securities and corporate bonds due to the widening of credit spreads caused by the continued decline in the U.S. housing market and the current turmoil in the financial markets. Of the total other-than-temporary impairment charge of $212.9 million recognized during the year ended December 31, 2008, $164.0 million was due to our investment portfolio managers having the discretion to sell certain investments, and therefore we could not assert we have the intent to hold certain investments in an unrealized loss until recovery. In addition we recognized an other-than-temporary impairment charge of $48.9 million for certain debt securities with unrealized losses that we planned to sell subsequent to the reporting period. The following shows the other-than-temporary impairment charge for our fixed maturity investments by category:

Other-than-temporary
impairment charges
for the Year Ended
December 31,
2008
($ in millions)
U.S. government and government agencies	$21.1
Non-U.S. government and government agencies	2.8
Corporate	83.5
States, municipalities and political subdivisions	0.8
Mortgage backed	95.8
Asset backed	8.9

Total other-than-temporary impairment charges	$212.9

     During the year ended December 31, 2007, we recognized net realized gains from the sale of securities of $37.0 million as well as a write-down of approximately $44.6 million related to declines in the market value of securities in our available for sale portfolio that were considered to be other than temporary. Included in the $44.6 million in write-downs were the following other-than-temporary impairment charges:
•	A write-down of $23.9 million related to our investment in the Goldman Sachs Global Alpha Fund, plc (“Global Alpha Fund”). We reviewed the carrying value of this investment in light of the significant changes in economic conditions that occurred during 2007, which included subprime

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
Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $41.2 million, or 6.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net losses and loss expenses was due to higher net favorable prior year reserve development recognized partially offset by higher than expected loss activity in the current period, which included net losses and loss expenses incurred from Hurricanes Gustav and Ike of $14.3 million and $99.0 million, respectively. Of the total $113.3 million of net losses and loss expenses incurred for Hurricanes Gustav and Ike, $18.4 million, $55.7 million and $39.2 million was recognized in our U.S. insurance, international insurance and reinsurance segments, respectively. Our loss estimate is derived from claims information obtained from clients and brokers, a review of the terms of in-force policies and contracts and catastrophe modeling analysis. Our actual losses from these events may vary materially from the current estimate due to inherent uncertainties resulting from several factors, including the nature of available information, potential inaccuracies and inadequacies in the data provided by clients and brokers, potential catastrophe modeling inaccuracies, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.
     We recorded net favorable reserve development related to prior years of approximately $280.1 million and $123.1 million during the years ended December 31, 2008 and 2007, respectively. The $280.1 million of net favorable reserve development consisted of $246.6 million of non-catastrophe prior year reserve development and $33.5 million of catastrophe prior year reserve development. The following table shows the net reserve development of $280.1 million by loss year for each of our segments for the year ended December 31, 2008. In the table a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	for the Year ended December 31, 2008
	2002	2003	2004	2005	2006	2007	Total
	($ in millions)
U.S. insurance	$(3.9)	$(10.3)	$(8.9)	$(2.2)	$(6.6)	$(4.5)	$(36.4)
International insurance	(4.8)	(69.6)	(66.2)	(25.3)	7.0	(9.7)	(168.6)
Reinsurance	(0.2)	(7.2)	(18.9)	(43.2)	(2.2)	(3.4)	(75.1)

Total	$(8.9)	$(87.1)	$(94.0)	$(70.7)	$(1.8)	$(17.6)	$(280.1)

     The following is a breakdown of the major factors contributing to the net favorable reserve development for the year ended December 31, 2008:
•	The net favorable reserve development recognized in our U.S. insurance segment was primarily the result of the general casualty, healthcare and general property lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years. We also recognized $11.3 million in net favorable reserve development related to Darwin’s business, which primarily related to the 2006 and 2007 loss years.

•	The net favorable reserve development recognized in our international insurance segment primarily was a result of general casualty and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2005 loss years, the professional liability line of business actual loss emergence being lower than the initial expected loss emergence for the 2003 and 2004 loss years and the general property and energy lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years. The net favorable reserve development was partially offset by unfavorable reserve development recognized in the professional liability line of business for the 2002 and 2006 loss years due to increased loss activity in those loss years.

•	The net favorable reserve development recognized in our reinsurance segment was primarily the result of net favorable reserve development of $25.7 million for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business and $33.3 million of net favorable reserve development for our property reinsurance and international reinsurance lines of business. The net favorable reserve development for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years. The net favorable non-catastrophe reserve development for our property reinsurance and international reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years.
     We also recognized $33.5 million in net favorable reserve development for the 2004 and 2005 windstorms. Of the $33.5 million in net favorable reserve development, $20.2 million and $16.1 million of net favorable reserve development was recognized in our international insurance and reinsurance segments, respectively, and $2.8 million of net unfavorable reserve development was recognized in our U.S. insurance segment. As of December 31, 2008, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $387.0 million, which was a reduction from our original estimate of $456.0 million.
     The following is a breakdown of the major factors contributing to the net favorable reserve development for the year ended December 31, 2007:
•	Net favorable non-catastrophe reserve development of $36.8 million for our U.S. insurance segment, which consisted of $42.1 million of favorable reserve development primarily related to low loss emergence in our general casualty and healthcare lines of business for the 2002 through 2004 loss years and low loss emergence in our general property line of business for the 2002, 2003, 2005 and 2006 loss years. These favorable non-catastrophe reserve developments were partially offset by $5.3 million of unfavorable reserve development due to higher than anticipated loss emergence in our general property line of business for the 2004 loss year.

•	Net favorable non-catastrophe reserve development of $43.9 million for our international insurance segment, which consisted of $127.9 million of favorable reserve development primarily related to low loss emergence in our healthcare, general property and energy lines of business for the 2002 through 2004, and 2006 loss years, low loss emergence in our professional liability line of business for the 2003 and 2004 loss years and low loss emergence in our general casualty line of business for the 2004 loss year. These favorable non-catastrophe reserve developments were partially offset by $84.0 million in unfavorable non-catastrophe reserve development primarily related to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years, our professional liability line of business for the 2002 loss year and our general property and energy lines of business for the 2005 loss year.

•	Net favorable non-catastrophe reserve development of $3.3 million, for our reinsurance segment related to low loss emergence in our property and accident and health reinsurance lines of business for the 2004 and 2005 accident years.

•	Net favorable catastrophe reserve development of $35.1 million related to the 2005 windstorms and net favorable catastrophe reserve development of $4.0 million related to the 2004 windstorms. Of the $35.1 million in net favorable catastrophe reserve development, $2.8 million, $32.4 million and $3.8 million was recognized in the U.S. insurance, international insurance and reinsurance segments, respectively. We recognized the net favorable catastrophe reserve development for the 2004 and 2005 windstorms due to less than anticipated reported loss activity. As of December 31, 2007, we estimated our net losses related to Hurricanes Katrina, Rita and Wilma to be $420.9 million, which was a reduction from our original estimate of $456.0 million.
     The loss and loss expense ratio for the year ended December 31, 2008 was 57.4%, compared to 58.8% for the year ended December 31, 2007. Net favorable reserve development recognized in the year ended December 31, 2008 reduced the loss and loss expense ratio by 25.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 82.5%. Net favorable reserve development recognized in the year ended December 31, 2007 reduced the loss and loss expense ratio by 10.6 percentage points. Thus, the loss and loss expense ratio related to that loss year was 69.4%. The increase in the loss and loss expense ratio in 2008 for the current loss year was primarily due to net incurred losses and loss expenses related to Hurricanes Gustav and Ike of $113.3 million, or 10.1 percentage points, as well as $27.2 million, or 2.4 percentage points, of additional reserves established for energy and general property attritional loss activity for the 2008 loss year during the year ended December 31, 2008.
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

     Net losses paid increased by $76.3 million for the year ended December 31, 2008 due to higher paid losses for our casualty insurance lines of business within the U.S. insurance and international insurance segments partially offset by lower claim payments relating to the 2004 and 2005 windstorms than the amount paid during the year ended December 31, 2007. During the year ended December 31, 2008, $39.6 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to $98.5 million during the year ended December 31, 2007. During the year ended December 31, 2008, we recovered $14.0 million on our property catastrophe reinsurance protection in relation to losses paid as a result of the 2004 and 2005 windstorms compared to $33.0 million for the year ended December 31, 2007. The increase in reported case reserves was due to increased loss activity for the current period for property related losses in each of our operating segments, partially offset by lower case reserves for our casualty insurance lines of business in our U.S. insurance and international insurance segments due to the settlement of claims. The decrease in IBNR was primarily due to higher net favorable loss reserve development partially offset by increased reserves for losses and loss expenses for our current loss year’s business.
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
General and Administrative Expenses
     General and administrative expenses increased by $44.3 million, or 31.3%, for the year ended December 31, 2008 compared to the same period in 2007. The following is a breakdown of the major factors contributing to this increase:
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
     Our general and administrative expense ratio was 16.6% for the year ended December 31, 2008 compared to 12.2% for the year ended December 31, 2007. The increase was primarily due to the factors discussed above.
     Our expense ratio was 26.7% for the year ended December 31, 2008 compared to 22.5% for the year ended December 31, 2007. The increase resulted primarily from increased general and administrative expenses.

Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets was $0.7 million for the year ended December 31, 2008 compared to nil for the year ended December 31, 2007. The $0.7 million represented the amortization of intangible assets related to the Darwin acquisition since acquired in October 2008.
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
Net Income
     Net income for the year ended December 31, 2008 was $183.6 million compared to net income of $469.2 million for the year ended December 31, 2007. The decrease was primarily the result of significantly higher net realized investment losses, net losses and loss expenses related to Hurricanes Gustav and Ike and increased general and administrative expenses partially offset by net favorable prior year loss reserve development. Net income for the year ended December 31, 2008 included a net foreign exchange gain of $1.4 million and an income tax benefit of $7.6 million. Net income for the year ended December 31, 2007 included a net foreign exchange gain of $0.8 million and an income tax expense of $1.1 million.
Underwriting Results by Operating Segments
     Our company is organized into three operating segments:
     U.S. Insurance Segment. The U.S. insurance segment includes our direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance to non-Fortune 1000 North American domiciled accounts.
     International Insurance Segment. The international insurance segment includes our direct insurance operations in Bermuda, Europe, Hong Kong and Singapore. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts.
     Reinsurance Segment. Our reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	($ in millions)
Revenues
Gross premiums written	$674.8	$320.0	$192.7
Net premiums written	493.1	213.0	123.2
Net premiums earned	447.5	179.8	128.3
Other Income	1.5	0.7	—
Expenses
Net losses and loss expenses	211.4	103.4	53.1
Acquisition costs	58.1	17.8	11.4
General and administrative expenses	115.8	66.8	29.7
Underwriting income (loss)	63.7	(7.5)	34.1
Ratios
Loss and loss expense ratio	47.2%	57.5%	41.4%
Acquisition cost ratio	13.0%	9.9%	8.9%
General and administrative expense ratio	25.9%	37.1%	23.1%
Expense ratio	38.9%	47.0%	32.0%
Combined ratio	86.1%	104.5%	73.4%
Comparison of Years ended December 31, 2009 and 2008
     Premiums. Gross premiums written increased by $354.8 million, or 110.9%, for the year ended December 31, 2009 compared to the same period in 2008. The increase in gross premiums written was primarily due to the inclusion of gross premiums written of approximately $340 million from Darwin for the year ended December 31, 2009 compared to $68.9 million of gross premiums written by Darwin for the period of October 20, 2008 through December 31, 2008 in addition to higher gross premiums written by our other U.S. offices where attractive underwriting opportunities were present. Gross premiums written by our U.S. offices, excluding Darwin, increased by approximately $84 million, or 33%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Dallas, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of December 31, 2009 compared to December 31, 2008.
     The table below illustrates our gross premiums written by line of business for the years ended December 31, 2009 and 2008.

	Year Ended
	December 31,		Dollar	Percentage
	2009	2008	Change	Change
	($ in millions)
Professional liability	$183.7	$113.5	$70.2	61.9%
Healthcare	177.7	49.7	128.0	257.5
General casualty	122.0	56.1	65.9	117.5
Programs	101.5	36.2	65.3	180.4
General property	71.5	62.0	9.5	15.3
Other	18.4	2.5	15.9	636.0

	$674.8	$320.0	$354.8	110.9%

     Net premiums written increased by $280.1 million, or 131.5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in net premiums written was primarily driven by the inclusion of Darwin for the year ended December 31, 2009. The increase in net premiums written from the acquisition of Darwin also included a $3.0 million reduction in premiums ceded for variable-rated reinsurance contracts that have swing-rated provisions. This compared to a reduction of $5.2 million in premiums ceded for the variable-rated reinsurance contracts during the year ended December 31, 2008. Overall, we ceded

26.9% of gross premiums written for the year ended December 31, 2009 compared to 33.4% for the year ended December 31, 2008. The decrease in the percentage of premiums ceded to reinsurers was primarily caused by a change in business mix to more casualty business with lower reinsurance cession percentages, particularly in our general casualty, professional liability and program lines of business.
     Net premiums earned increased $267.7 million, or 148.9%, primarily due to the inclusion of earned premium from Darwin for the year ended December 31, 2009, including the $3.0 million decrease in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, which were fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $108.0 million, or 104.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in net losses and loss expenses was primarily due to the inclusion of Darwin for the year ended December 31, 2009, partially offset by higher net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $70.4 million during the year ended December 31, 2009 compared to net favorable reserve development of $36.4 million for the year ended December 31, 2008.
     The $70.4 million of net favorable reserve development during the year ended December 31, 2009 included the following:
•	Net favorable reserve development of $36.5 million for Darwin-related business comprised of $46.0 million of favorable development primarily the result of actual loss emergence being lower than the expected loss emergence for the healthcare and program lines of business primarily for the 2005 through 2008 loss years and the professional liability line of business for the 2004 through 2006 loss years. This was offset by unfavorable development of $9.5 million primarily in the professional liability line of business for the 2007 and 2008 loss years.

•	Net favorable reserve development of $78.6 million for business written by our other U.S. offices primarily the result of actual loss emergence being lower than the expected loss emergence for the general casualty line of business for the 2002 through 2004 loss years, professional liability line of business for the 2002 through 2004 and 2008 loss years, the healthcare line of business for the 2002 through 2005 and 2008 loss years and the general property line of business for the 2002 through 2007 loss years.

•	Net unfavorable reserve development of $44.7 million for business written by our U.S. offices primarily due to higher than expected reported losses for the general casualty line of business for the 2005 through 2008 loss years and our professional liability line of business for the 2005 through 2007 loss years.
     The $36.4 million of net favorable reserve development during the year ended December 31, 2008 was primarily due to net favorable reserve development of $27.9 million recognized primarily as a result of the general casualty, healthcare and general property lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years in addition to net favorable reserve development of $11.3 million recognized related to Darwin’s business, which primarily related to the 2006 and 2007 loss years.
     The loss and loss expense ratio for the year ended December 31, 2009 was 47.2% compared to 57.5% for the year ended December 31, 2008. Net favorable reserve development recognized in the year ended December 31, 2009 decreased the loss and loss expense ratio by 15.7 percentage points. In addition, the $3.0 million decrease in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions increased the loss and loss expense ratio by 0.4 percentage points. Thus, the loss and loss expense ratio for the current loss year was 63.3%. In comparison, net favorable reserve development recognized in the year ended December 31, 2008 decreased the loss and loss expense ratio by 20.2 percentage points. In addition, the $5.2 million reduction in premiums ceded for the variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 2.4 percentage points. Thus, the loss and loss expense ratio for that loss year was 80.1%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower storm activity. Net incurred losses from Hurricanes Gustav and Ike of $3.4 million and $15.0 million, respectively, occurred during the year ended December 31, 2008. We also wrote more healthcare and program business during the year ended December 31, 2009, which carry lower expected loss and loss expense ratios than other lines of business.
     Net paid losses for the year ended December 31, 2009 and 2008 were $128.9 million and $70.7 million, respectively. The increase in net paid losses was primarily due to the inclusion of Darwin for the year ended December 31, 2009 and net paid losses on the 2008 windstorms.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$819.4	$471.2
Acquisition of net reserve for losses and loss expenses	—	315.5
Incurred related to:
Current period non-catastrophe	281.8	121.4
Current period catastrophe	—	18.4
Prior period non-catastrophe	(74.9)	(39.2)
Prior period catastrophe	4.5	2.8

Total incurred	$211.4	$103.4
Paid related to:
Current period non-catastrophe	12.1	4.7
Current period catastrophe	—	0.5
Prior period non-catastrophe	99.2	62.2
Prior period catastrophe	17.6	3.3

Total paid	$128.9	$70.7

Net reserve for losses and loss expenses, December 31	901.9	819.4
Losses and loss expenses recoverable	351.8	309.1

Reserve for losses and loss expenses, December 31	$1,253.7	$1,128.5

     The acquisition of net reserve for losses and loss expenses represents the reserves acquired as part of the Darwin acquisition. The $315.5 million represents the reserves acquired after the elimination of any reinsurance recoverables that Darwin purchased from us prior to the acquisition.
     Acquisition costs. Acquisition costs increased by $40.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily caused by increased net premiums written due to the inclusion of Darwin for the year ended December 31, 2009. The acquisition cost ratio increased to 13.0% for the year ended December 31, 2009 from 9.9% for the same period in 2008. The increase was due to increased commissions charged by brokers and higher gross premiums written in our program line of business, which carries higher acquisition costs than our other lines of business and includes profit commissions incurred.
     General and administrative expenses. General and administrative expenses increased by $49.0 million, or 73.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in general and administrative expenses was primarily due to the inclusion of Darwin for the full year ended December 31, 2009 and the addition of new offices in Dallas, Los Angeles and Costa Mesa and staff in our other U.S. offices, which increased overall salary and related costs including stock-related costs. The decrease in the general and administrative expense ratio from 37.1% for the year ended December 31, 2008 to 25.9% for the same period in 2009 was the result of the increase in net premiums earned.
Comparison of Years Ended December 31, 2008 and 2007
     Premiums. Gross premiums written increased by $127.3 million, or 66.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in gross premiums written was primarily due to increased gross premiums written by our U.S. offices, excluding Darwin, of $58.4 million, as well as the inclusion of Darwin’s gross premiums written for the period from October 20, 2008 to December 31, 2008 of $68.9 million.

     The table below illustrates our gross premiums written by line of business for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Dollar	Percentage
	2008	2007	Change	Change
		($ in millions)
Professional liability	$113.5	$69.7	$43.8	62.8%
General property	62.0	59.3	2.7	4.6
General casualty	56.1	41.9	14.2	33.9
Healthcare	49.7	6.0	43.7	728.3
Programs	36.2	15.8	20.4	129.1
Other	2.5	—	2.5	n/a

	$320.0	$192.7	$127.3	66.1%

     Contributing to the increase in gross premiums written for the professional liability, healthcare, programs and other lines of business was the inclusion of business written by Darwin of $22.6 million, $31.9 million, $11.9 million and $2.5 million, respectively, from the period October 20, 2008 to December 31, 2008.
     Net premiums written increased by $89.8 million, or 72.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in net premiums written was in-line with the increase in gross premiums written primarily driven by the inclusion of Darwin for the period from October 20, 2008 to December 31, 2008. The increase in net premiums written from the acquisition of Darwin also included a $5.2 million reduction in premiums ceded for variable-rate reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. Overall, we ceded 33.4% of gross premiums written for the year ended December 31, 2008 compared to 36.1% for year ended December 31, 2007. The decrease in the percentage of premiums ceded was caused by the reduction in premiums ceded for variable-rate reinsurance contracts of Darwin that have swing-rated provisions and a reduction in the cession percentage on our general property quota share reinsurance treaty from 55% to 40%, partially offset by the additional cost of the property catastrophe reinsurance treaty. The total ceded premiums written for the property catastrophe reinsurance treaty was $26.1 million, of which $5.8 million was allocated to the U.S. insurance segment.
     Net premiums earned increased $51.5 million, or 40.1%, due to the inclusion of earned premiums from Darwin, including the $5.2 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, that were fully earned.
     Other Income. The other income of $0.7 million for the year ended December 31, 2008 represents fee income from the program administrator and wholesale brokerage operation acquired as a part of our acquisition of Darwin.
     Net losses and loss expenses. Net losses and loss expenses increased by $50.3 million, or 94.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in net losses and loss expenses was primarily the result of net losses from Hurricane Gustav of $3.4 million and from Hurricane Ike of $15.0 million, and the inclusion of net losses and loss expenses from Darwin.
     Overall, our U.S. insurance segment recognized net favorable reserve development of $36.4 million during the year ended December 31, 2008 compared to net favorable reserve development of $39.6 million for the year ended December 31, 2007. The $36.4 million of net favorable reserve development included the following:
•	Net favorable reserve development of $27.9 million recognized was primarily the result of the general casualty, healthcare and general property lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years.

•	Net favorable reserve development of $11.3 million recognized related to Darwin’s business, which primarily related to the 2006 and 2007 loss years.
     The $39.6 million of net favorable reserve development recognized during the year ended December 31, 2007 was attributable to several factors, including:

•	Net favorable reserve development of $28.0 million recognized was primarily the result of the general casualty and healthcare lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years.

•	Net favorable reserve development of $14.1 million recognized was primarily the result of the general property line of business actual loss emergence being lower than the initial expected loss emergence for the 2002, 2003, 2005 and 2006 loss years.

•	Net unfavorable reserve development of $5.3 million recognized due to higher than anticipated loss emergence in our general property line of business for the 2004 loss year.
     The loss and loss expense ratio for the year ended December 31, 2008 was 57.5% compared to 41.4% for the year ended December 31, 2007. Net favorable reserve development recognized in the year ended December 31, 2008 reduced the loss and loss expense ratio by 20.2 percentage points. In addition, the $5.2 million reduction in premiums ceded for the variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 2.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 80.1%. In comparison, net favorable reserve development recognized in the year ended December 31, 2007 decreased the loss and loss expense ratio by 30.9 percentage points. Thus, the loss and loss expense ratio for that loss year was 72.3%. The increase in the loss and loss expense ratio for the current loss year was primarily due to losses incurred related to Hurricanes Gustav and Ike, which contributed 10.4 percentage points to the current loss year’s loss and loss expense ratio of 80.1%.
     Net paid losses for the year ended December 31, 2008 and 2007 were $70.7 million and $39.2 million, respectively. The increase was due to higher net paid losses for the casualty lines of business and net paid losses on catastrophes incurred in 2008, partially offset by lower net paid losses related to the 2004 and 2005 windstorms. During the year ended December 31, 2008, approximately $3.3 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $11.4 million during the year ended December 31, 2007.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverable.

	Year Ended
	December 31,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$471.2	$457.3
Acquisition of net reserve for losses and loss expenses	315.5	—
Incurred related to:
Current period non-catastrophe	121.4	92.7
Current period property catastrophe	18.4	—
Prior period non-catastrophe	(39.2)	(36.8)
Prior period property catastrophe	2.8	(2.8)

Total incurred	$103.4	$53.1
Paid related to:
Current period non-catastrophe	4.7	1.6
Current period property catastrophe	0.5	—
Prior period non-catastrophe	62.2	26.2
Prior period property catastrophe	3.3	11.4

Total paid	$70.7	$39.2
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, December 31	819.4	471.2
Losses and loss expenses recoverable	309.1	52.3

Reserve for losses and loss expenses, December 31	$1,128.5	$523.5

     The acquisition of net reserve for losses and loss expenses represents the reserves acquired as part of the Darwin acquisition. The $315.5 million represents the reserves acquired after the elimination of any reinsurance recoverables that Darwin purchased from us prior to the acquisition.
     Acquisition costs. Acquisition costs increased by $6.4 million, or 56.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily due to the inclusion of acquisition costs from Darwin. The acquisition cost ratio increased to 9.9% for the year ended December 31, 2008 from 8.9% for the same period in 2007. The acquisition costs were higher due to Darwin and our other U.S. offices writing more admitted business, which carries a higher premium tax than non-admitted business.
     General and administrative expenses. General and administrative expenses increased by $37.1 million, or 124.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in general and administrative expenses was attributable to increased salary and employee welfare costs (including a one-time expense of $3.3 million for the reimbursement of forfeited stock compensation and signing bonuses for new executives hired as a result of the continued expansion of our U.S. operations), increased building-related costs, increased professional fees, higher costs associated with information technology and the inclusion of general and administrative expenses from Darwin. The increase in the general and administrative expense ratio from 23.1% for the year ended December 31, 2007 to 37.1% for the same period in 2008 was primarily a result of the factors discussed above.
International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	($ in millions)
Revenues
Gross premiums written	$555.9	$695.5	$776.7
Net premiums written	362.9	465.9	494.0
Net premiums earned	413.2	472.6	527.7
Expenses
Net losses and loss expenses	158.1	288.6	328.4
Acquisition costs	2.7	3.8	5.8
General and administrative expenses	84.4	75.5	72.8
Underwriting income	168.0	104.7	120.7
Ratios
Loss and loss expense ratio	38.3%	61.1%	62.2%
Acquisition cost ratio	0.7%	0.8%	1.1%
General and administrative expense ratio	20.4%	16.0%	13.8%
Expense ratio	21.1%	16.8%	14.9%
Combined ratio	59.4%	77.9%	77.1%
Comparison of Years ended December 31, 2009 and 2008
     Premiums. Gross premiums written decreased by $139.6 million, or 20.1%, for the year ended December 31, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the continued trend of the non-renewal of business (primarily property and energy business) that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition in our international insurance segment. Gross premiums written decreased by $56.2 million and $37.6 million in our general property and energy lines of business, respectively, as a result of pricing that did not meet our underwriting requirements and the non-renewal of 90 out of 116 energy accounts. Also causing lower gross premiums written was a reduction of $27.1 million in professional liability business related to the financial services industry where we believe the rates were not sufficient for the risks given the ongoing market turmoil within that industry.

     The table below illustrates our gross premiums written by line of business for the years ended December 31, 2009 and 2008.

	Year Ended
	December 31,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)
Professional liability	$180.6	$216.8	$(36.2)	(16.7)%
General casualty	147.1	161.2	(14.1)	(8.7)
General property	153.3	209.2	(55.9)	(26.7)
Healthcare	56.5	52.0	4.5	8.7
Energy	18.4	56.0	(37.6)	(67.1)
Other	—	0.3	(0.3)	(100.0)

	$555.9	$695.5	$(139.6)	(20.1)%

     Net premiums written decreased $103.0 million, or 22.1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in net premiums written was primarily due to the decrease in gross premiums written. We ceded to reinsurers 34.7% of gross premiums written for the year ended December 31, 2009 compared to 33.0% for the year ended December 31, 2008. The increase is primarily due to increased cessions on our general casualty and professional liability lines of business. Net premiums earned decreased $59.4 million, or 12.6%.
     Net losses and loss expenses. Net losses and loss expenses decreased by $130.5 million, or 45.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in net losses and loss expenses was primarily due to lower storm activity and fewer incidences of large individual property losses similar to those incurred during the year ended December 31, 2008 partially offset by lower net favorable reserve development recognized. During the year ended December 31, 2008 we experienced higher than expected loss activity, which included net losses and loss expenses of $6.0 million from flooding in the U.S. Midwest, $27.2 million from a gas pipeline explosion in Australia, $10.7 million from Hurricane Gustav and $45.0 million from Hurricane Ike. Overall, our international insurance segment recorded net favorable reserve development of $139.4 million during the year ended December 31, 2009 compared to net favorable reserve development of $168.6 million for the year ended December 31, 2008.
     The $139.4 million of net favorable reserve development recognized during the year ended December 31, 2009 included the following:
•	Net favorable reserve development of $128.5 million due to actual loss emergence being lower than the expected loss emergence primarily for the general casualty line of business for the 2002 through 2005 loss years, the professional liability line of business for the 2004 and 2005 loss years and the healthcare line of business for the 2002 through 2005 loss years.

•	Net favorable reserve development of $18.6 million related to the general property line of business, which consisted of $28.7 million of net favorable reserve development due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2007 loss years and net unfavorable reserve development of $10.1 million due to higher than expected reported losses for the 2008 loss year.

•	Net unfavorable reserve development of $7.7 million related to the energy line of business, which consisted of $10.9 million of net unfavorable reserve development due to higher than expected reported losses for the 2005, 2007 and 2008 loss years and net favorable development of $3.2 million due to actual loss emergence being lower than the expected loss emergence for the 2002 through 2004 and 2006 loss years.
     Net favorable reserve development of $168.6 million recognized during the year ended December 31, 2008 included the following:
•	Favorable non-catastrophe reserve development of $151.1 million related to low loss emergence in our general casualty and healthcare lines of business for the 2002 through 2005 loss years and our professional liability line of business for the 2003 and 2004 loss years.

•	Unfavorable non-catastrophe reserve development of $30.6 million due to higher than anticipated loss emergence in our professional liability line of business for the 2002 and 2006 loss years.

•	Net favorable non-catastrophe property reserve development of $27.9 million was recognized primarily as a result of low loss emergence in our general property and energy lines of business for the 2002 through 2007 loss years.

•	We recognized net favorable catastrophe reserve development of $20.2 million related to the 2004 and 2005 windstorms due to lower than anticipated loss activity during the past year.
     The loss and loss expense ratio for the year ended December 31, 2009 was 38.3%, compared to 61.1% for the year ended December 31, 2008. The net favorable reserve development recognized during the year ended December 31, 2009 decreased the loss and loss expense ratio by 33.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 72.1%. Comparatively, the net favorable reserve development recognized during the year ended December 31, 2008 decreased the loss and loss expense ratio by 35.7 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 96.8%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $88.9 million related to flooding in the U.S. Midwest, a gas pipeline explosion in Australia and Hurricanes Gustav and Ike which occurred during the year ended December 31, 2008.
     Net paid losses for the years ended December 31, 2009 and 2008 were $172.4 million and $245.0 million, respectively. The decrease in net paid losses was primarily due to lower net paid losses in our general casualty line of business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the year ended December 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,797.0	$1,767.7
Incurred related to:
Current period non-catastrophe	297.5	368.3
Current period catastrophe	—	88.9
Prior period non-catastrophe	(136.5)	(148.4)
Prior period catastrophe	(2.9)	(20.2)

Total incurred	$158.1	$288.6
Paid related to:
Current period non-catastrophe	16.1	26.8
Current period catastrophe	—	20.6
Prior period non-catastrophe	119.0	186.5
Prior period catastrophe	37.3	11.1

Total paid	$172.4	$245.0
Foreign exchange revaluation	7.4	(14.3)

Net reserve for losses and loss expenses, December 31	1,790.1	1,797.0
Losses and loss expenses recoverable	566.3	576.0

Reserve for losses and loss expenses, December 31	$2,356.4	$2,373.0

     Acquisition costs. Acquisition costs decreased $1.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The acquisition cost ratio decreased slightly from 0.8% for the year ended December 31, 2008 to 0.7% for the year ended December 31, 2009.
     General and administrative expenses. General and administrative expenses increased $8.9 million, or 11.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in general and administrative expenses was primarily due to an increase in salary and related costs included stock-based compensation. The general and administrative expense ratios for the years ended December 31, 2009 and 2008 were 20.4% and 16.0%, respectively, due to higher general and administrative expense and lower net premiums earned.

Comparison of Years Ended December 31, 2008 and 2007
     Premiums. Gross premiums written decreased $81.2 million, or 10.5%, for the year ended December 31, 2008 compared to the same period in 2007. This decrease was due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions), increased competition and decreasing rates for renewal business. This included a reduction in gross premiums written in our energy line of business by $40.1 million, or 41.7%, and a reduction in the amount of gross premiums written for certain energy classes within our general casualty line of business by $9.9 million in response to deteriorating market conditions.
     The table below illustrates our gross premiums written by line of business for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Dollar	Percentage
	2008	2007	Change	Change
		($ in millions)
Professional liability	$216.8	$199.6	$17.2	8.6%
General property	209.2	234.2	(25.0)	(10.7)
General casualty	161.2	198.4	(37.2)	(18.8)
Energy	56.0	96.1	(40.1)	(41.7)
Healthcare	52.0	47.0	5.0	10.6
Other	0.3	1.4	(1.1)	(78.6)

	$695.5	$776.7	$(81.2)	(10.5)%

     Net premiums written decreased by $28.1 million, or 5.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net premiums written was due to lower gross premiums written partially offset by a decrease in reinsurance purchased during the year ended December 31, 2008 compared to December 31, 2007. We ceded 33.0% of gross premiums written for the year ended December 31, 2008 compared to 36.4% for the year ended December 31, 2007. During 2008, we reduced the cession percentage on our general property quota reinsurance treaty from 55% to 40% and also did not renew our energy quota share treaty, which expired June 1, 2007. These reductions were partially offset by additional reinsurance purchased, which was as follows:
•	We increased the percentage ceded on our general casualty business and healthcare business on a variable quota share basis.

•	We renewed our property catastrophe reinsurance treaty, which resulted in ceded written premiums of $26.1 million, of which $20.3 million was allocated to the international insurance segment. The cost of the property catastrophe reinsurance treaty was higher than the expiring treaty by approximately $7.0 million. The increased cost of the property catastrophe reinsurance treaty was principally due to the renewed treaty expanding earthquake coverage in the United States and increased exposure due to changes in our general property quota share reinsurance treaty.

•	Our international property catastrophe treaty was cancelled and rewritten effective May 1, 2008. This treaty covers worldwide losses, excluding the United States and Canada. The total ceded premiums written for the international property catastrophe treaty was $2.0 million for the year ended December 31, 2008 compared to $1.6 million for the year ended December 31, 2007.

•	We purchased an excess-of-loss reinsurance treaty for our general property line of business with a limit of $15 million excess of $10 million or €10 million excess of €10 million. The total ceded premiums written for the excess-of-loss reinsurance treaty was $3.4 million. There was no excess-of-loss reinsurance treaty in place during the year ended December 31, 2007.
     Net premiums earned decreased by $55.1 million, or 10.4%, due to lower net premiums written.
     Net losses and loss expenses. Net losses and loss expenses decreased by $39.8 million, or 12.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized partially offset by increased storm activity during 2008. Overall, our international insurance segment recorded net favorable reserve development of $168.6 million during the year ended December 31, 2008 compared to net favorable reserve development of $76.4 million for the year ended December 31, 2007. Loss activity related to the current period’s business included estimated losses and loss expenses of $6.0 million for flooding in the U.S. Midwest, $27.2 million for a gas pipeline explosion in Australia, $10.7 million for Hurricane Gustav and $45.0 million for Hurricane Ike.
     The net favorable reserve development of $168.6 million for the year ended December 31, 2008 included the following:

•	Favorable non-catastrophe reserve development of $151.1 million related to low loss emergence in our general casualty and healthcare lines of business for the 2002 through 2005 loss years and our professional liability line of business for the 2003 and 2004 loss years.

•	Unfavorable non-catastrophe reserve development of $30.6 million due to higher than anticipated loss emergence in our professional liability line of business for the 2002 and 2006 loss years.

•	Net favorable non-catastrophe property reserve development of $27.9 million was recognized primarily as a result of low loss emergence in our general property and energy lines of business for the 2002 through 2007 loss years.

•	We recognized net favorable catastrophe reserve development of $20.2 million related to the 2004 and 2005 windstorms due to lower than anticipated loss activity during the past year.
     The net favorable reserve development of $76.4 million for the year ended December 31, 2007 included the following:
•	Net favorable non-catastrophe reserve development of $114.9 million primarily related to low loss emergence in our healthcare line of business for the 2002 through 2004 and 2006 loss years, professional liability line of business for the 2003 and 2004 loss years and general casualty line of business for the 2004 loss year.

•	Net unfavorable non-catastrophe reserve development of $72.2 million primarily due to higher than anticipated loss emergence in our general casualty line of business for the 2003 and 2005 loss years and in our professional liability line of business for the 2002 loss year.

•	Net favorable non-catastrophe property reserve development of $1.3 million consisted of $13.1 million in net favorable reserve development that was primarily the result of our general property and energy lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 and 2006 loss years, partially offset by net unfavorable reserve development of $11.8 million that was primarily the result of increased loss activity for our general property and energy lines of business for the 2005 loss year.

•	Net favorable catastrophe reserve development of $32.4 million was recognized related to the 2004 and 2005 windstorms due to less than anticipated reported loss activity over the 12 months prior to December 31, 2007.
     The loss and loss expense ratio for the year ended December 31, 2008 was 61.1% compared to 62.2% for the year ended December 31, 2007. The net favorable reserve development recognized during the year ended December 31, 2008 decreased the loss and loss expense ratio by 35.7 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 96.8%. Comparatively, the net favorable reserve development recognized during the year ended December 31, 2007 decreased the loss and loss expense ratio by 14.5 percentage points. Thus, the loss and loss expense ratio related to that loss year was 76.7%. The increase in the loss and loss expense ratio for the current loss year was due to increased catastrophes in 2008 as well as lower rates on renewal policies. During the year ended December 31, 2008, we had exposure to a number of property losses, which included fires, tornadoes, hail storms and floods in various regions of the United States and in other parts of the world, a gas pipeline explosion in Australia, Hurricanes Gustav and Ike as well as other loss activity in our general property and energy lines of business for the 2008 loss year. The total net losses and loss expenses incurred of $88.9 million related to the flooding in the U.S. Midwest, a gas pipeline explosion in Australia and Hurricanes Gustav and Ike contributed 18.8 percentage points to the current loss year’s loss and loss expense ratio of 96.8%.
     Net paid losses for the year ended December 31, 2008 and 2007 were $245.0 million and $223.2 million, respectively. The increase in net paid losses was due to several large casualty claims being paid during the year ended December 31, 2008 compared to the year ended December 31, 2007 and net paid losses on catastrophes incurred in 2008 partially offset by lower net paid losses related to the 2004 and 2005 windstorms. During the year ended December 31, 2008, approximately $11.1 million of net losses were paid in relation to the 2004 and 2005 windstorms compared to approximately $57.0 million during the year ended December 31, 2007. The increase also reflects the maturation of our longer tailed casualty business.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverable.

	Year Ended
	December 31,
	2008	2007
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,767.7	$1,657.8
Incurred related to:
Current period non-catastrophe	368.3	404.7
Current period property catastrophe	88.9	—
Prior period non-catastrophe	(148.4)	(43.9)
Prior period property catastrophe	(20.2)	(32.4)

Total incurred	$288.6	$328.4
Paid related to:
Current period non-catastrophe	26.8	19.1
Current period property catastrophe	20.6	—
Prior period non-catastrophe	186.5	147.1
Prior period property catastrophe	11.1	57.0

Total paid	$245.0	$223.2
Foreign exchange revaluation	(14.3)	4.7

Net reserve for losses and loss expenses, December 31	1,797.0	1,767.7
Losses and loss expenses recoverable	576.0	612.3

Reserve for losses and loss expenses, December 31	$2,373.0	$2,380.0

     Acquisition costs. Acquisition costs decreased by $2.0 million, or 34.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This decrease was primarily related to lower gross premiums written and an increase in ceding commission income with the increase in casualty reinsurance purchased. The decrease in the acquisition cost ratio from 1.1% for the year ended December 31, 2007 to 0.8% for the year ended December 31, 2008 was primarily due to the increased ceding commission income received.
     General and administrative expenses. General and administrative expenses increased $2.7 million, or 3.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in general and administrative expenses was attributable to increased salary and related costs, increased building-related costs, increased professional fees and higher costs associated with information technology. The 2.2 percentage point increase in the general and administrative expense ratio from 13.8% for the year ended December 31, 2007 to 16.0% for the same period in 2008 was primarily a result of the factors discussed above, while net premiums earned declined.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
		($ in millions)
Revenues
Gross premiums written	$465.6	$430.1	$536.1
Net premiums written	465.2	428.4	535.9
Net premiums earned	456.2	464.5	504.0
Expenses
Net losses and loss expenses	234.6	249.1	300.9
Acquisition costs	88.0	91.0	101.8
General and administrative expenses	48.4	43.5	39.1
Underwriting income	85.2	80.9	62.2
Ratios
Loss and loss expense ratio	51.4%	53.6%	59.7%
Acquisition cost ratio	19.3%	19.6%	20.2%
General and administrative expense ratio	10.6%	9.4%	7.8%
Expense ratio	29.9%	29.0%	28.0%
Combined ratio	81.3%	82.6%	87.7%
Comparison of Years ended December 31, 2009 and 2008
     Premiums. Gross premiums written increased by $35.5 million, or 8.3%, for the year ended December 31, 2009 compared to the same period in 2008. The increase in gross premiums written was primarily due to new business written particularly in our U.S. and Swiss reinsurance operations and lower net downward adjustments on estimated premiums. Downward adjustments on estimated premiums were lower by $13.6 million during the year ended December 31, 2009 compared to the year ended December 31, 2008. We recognized net downward adjustments of $5.9 million during the year ended December 31, 2009 compared to net downward adjustments of $19.5 million during the year ended December 31, 2008.
     During the year ended December 31, 2009, our Bermuda, U.S. and Swiss reinsurance operations had gross premiums written of $192.3 million, $255.1 million and $18.2 million, respectively. During the year ended December 31, 2008, our Bermuda, U.S. and Swiss reinsurance operations had gross premiums written of $322.1 million, $107.7 million and $0.3 million, respectively. Our Swiss reinsurance operations, which commenced business in October 2008, renewed contracts previously written in Bermuda of $14.2 million during the year ended December 31, 2009. Our U.S. reinsurance operations, which commenced business in April 2008, renewed contracts previously written in Bermuda of $105.5 million during the year ended December 31, 2009.
     The table below illustrates our gross premiums written by line of business for the year ended December 31, 2009 and 2008.

	Year Ended
	December 31,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)
General casualty reinsurance	$138.5	$108.8	$29.7	27.3%
Property reinsurance	100.5	77.3	23.2	30.0
Professional liability reinsurance	102.8	131.1	(28.3)	(21.6)
International reinsurance	84.2	77.8	6.4	8.2
Facultative reinsurance	16.1	23.7	(7.6)	(32.1)
Specialty reinsurance	23.5	11.4	12.1	106.1

	$465.6	$430.1	$35.5	8.3%

     For the year ended December 31, 2009, the specialty reinsurance line of business includes the workers compensation catastrophe reinsurance and accident and health reinsurance. For the year ended December 31, 2008, the specialty reinsurance line of business includes only accident and health reinsurance. The workers compensation catastrophe reinsurance gross premiums written are included in the general casualty reinsurance line of business for the year ended December 31, 2008.
     Net premiums written increased by $36.8 million, or 8.6%, which is consistent with the increase in gross premiums written. Net premiums earned decreased $8.3 million, or 1.8%. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses decreased by $14.5 million, or 5.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in net losses and loss expenses was primarily due to lower storm activity compared to the year ended December 31, 2008, which included Hurricanes Gustav and Ike, partially offset by lower net favorable reserve development. Overall, our reinsurance segment recorded net favorable reserve development of $38.1 million and $75.1 million during the years ended December 31, 2009 and 2008, respectively.
     The net favorable reserve development of $38.1 million for the year ended December 31, 2009 included the following:
•	Net favorable reserve development of $49.9 million for our professional liability reinsurance, general casualty reinsurance, facultative reinsurance and accident and health reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the expected loss emergence for the 2002 through 2006 loss years.

•	Net favorable reserve development of $7.9 million for our property reinsurance line of business primarily due to actual emergence being lower than the expected loss emergence for the 2007 and 2008 loss years.

•	Net unfavorable reserve development of $11.6 million for our professional liability reinsurance line of business was primarily the result of actual loss emergence being higher than the expected loss emergence driven by loss activity related to the market turmoil for the 2007 and 2008 loss years.

•	Net unfavorable reserve development of $8.1 million for our international reinsurance line of business was primarily the result of actual loss emergence being higher than the expected loss emergence driven by loss activity related to the market turmoil for the 2007 and 2008 loss years partially offset by favorable development in our international property catastrophe line of business for the 2007 and 2008 loss years.
     The net favorable reserve development of $75.1 million for the year ended December 31, 2008 included the following:
•	Net favorable reserve development of $25.7 million for our professional liability reinsurance, general casualty reinsurance, accident and health reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years.

•	Net favorable reserve development of $33.3 million, excluding the 2004 and 2005 windstorms, for our property reinsurance and international reinsurance lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2007 loss years.

•	We recognized net favorable development of $16.1 million related to the 2004 and 2005 windstorms.
     The loss and loss expense ratio for the year ended December 31, 2009 was 51.4%, compared to 53.6% for the year ended December 31, 2008. Net favorable reserve development recognized during the year ended December 31, 2009 reduced the loss and loss expense ratio by 8.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 59.8%. In comparison, net favorable reserve development recognized in the year ended December 31, 2008 reduced the loss and loss expense ratio by 16.2 percentage points. Thus, the loss and loss expense ratio related to that loss year was 69.8%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $1.6 million for the floods in the U.S. Midwest and $39.2 million related to Hurricanes Gustav and Ike that occurred during the year ended December 31, 2008.
     Net paid losses were $156.9 million for the year ended December 31, 2009 compared to $158.6 million for the year ended December 31, 2008.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the year ended December 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2009	2008
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,072.1	$998.2
Acquisition of net reserve for losses and loss expenses	—	(16.6)
Incurred related to:
Current period non-catastrophe	272.7	283.4
Current period property catastrophe	—	40.8
Prior period non-catastrophe	(40.2)	(59.0)
Prior period property catastrophe	2.1	(16.1)

Total incurred	$234.6	$249.1
Paid related to:
Current period non-catastrophe	14.1	9.5
Current period property catastrophe	—	17.0
Prior period non-catastrophe	125.2	106.9
Prior period property catastrophe	17.6	25.2

Total paid	$156.9	$158.6

Net reserve for losses and loss expenses, December 31	1,149.8	1,072.1
Losses and loss expenses recoverable	1.9	3.2

Reserve for losses and loss expenses, December 31	$1,151.7	$1,075.3

     The acquisition of net reserve for losses and loss expenses represents the elimination of the reserve for losses and loss expenses assumed from Darwin prior to the acquisition.
     Acquisition costs. Acquisition costs decreased by $3.0 million, or 3.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of lower net premiums earned. The acquisition cost ratio was 19.3% for the year ended December 31, 2009, slightly lower than the 19.6% for the year ended December 31, 2008.
     General and administrative expenses. General and administrative expenses increased $4.9 million, or 11.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in general and administrative expenses was primarily due to an increase in salary and related costs included stock-based compensation. The 1.2 percentage point increase in the general and administrative expense ratio from 9.4% for the year ended December 31, 2008 to 10.6% for the year ended December 31, 2009 was due to higher general and administrative expense and lower net premiums earned.
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
     Net paid losses were $158.6 million for the year ended December 31, 2008 compared to $135.5 million for the year ended December 31, 2007. The increase in net paid losses was due to an increase in our non-catastrophe net paid losses, particularly in the casualty reinsurance lines where the net losses paid increased by approximately $28.1 million. The increase in net paid losses reflects the maturation of this longer tailed casualty business. This was partially offset by lower net losses paid in relation to the 2004 and 2005 windstorms from $30.1 million for the year ended December 31, 2007 to $25.2 million for the year ended December 31, 2008.
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

Liquidity and Capital Resources
General
     As of December 31, 2009, our shareholders’ equity was $3.2 billion, a 33.0% increase compared to $2.4 billion as of December 31, 2008. The increase was primarily the result of net income for the year ended December 31, 2009 of $606.9 million and net unrealized gains on investments of $181.1 million.
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
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. As of December 31, 2009 we had a consolidated indebtedness to total capitalization of 0.14 to 1.0 and all of our subsidiaries had a financial strength rating from A.M. Best of A. The Unsecured Facility required a minimum net worth as of December 31, 2009 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $3.1 billion as of December 31, 2009. Based on the results of these financial calculations, we were in compliance with all covenants under the Credit Facility as of December 31, 2009.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million. The one lender in the Credit Facility with a $20.0 million commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. This lender will not meet its commitment under the Credit Facility.
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
     The following shows our trust accounts on deposit, as well as outstanding and remaining letters of credit facilities and the collateral committed to support the letter credit facilities as of December 31, 2009 and December 31, 2008:

	As of	As of
	December 31,	December 31,
	2009	2008
	($ in millions)
Total trust accounts on deposit	$1,025.5	$892.6
Total letters of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit facilities	1,700.0	1,700.0

Total letters of credit facilities outstanding:
Citibank Europe plc	794.6	769.9
Credit Facility	376.7	217.1

Total letters of credit facilities outstanding	1,171.3	987.0

Total letters of credit facilities remaining:
Citibank Europe plc	105.4	130.1
Credit Facility(1)	423.3	332.9

Total letters of credit facilities remaining	528.7	463.0

Collateral committed to support the letter of credit facilities	$1,208.3	$1,313.0

(1)	Net of any borrowing or repayments under the Unsecured Facility.
     As of December 31, 2009, we had a combined unused letters of credit capacity of $528.7 million from the Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.
     We have filed a shelf-registration statement on Form S-3 (No. 333-148409) with the SEC in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. The proceeds from any issuance may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.
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
     Cash flows from operations for the year ended December 31, 2009 were $668.2 million compared to $656.9 million for year ended December 31, 2008 and $761.0 million for the year ended December 31, 2007. The increase in cash flows from operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to higher net premiums written partially offset by higher general and administrative expenses. Cash flows from operations for the year ended December 31, 2008 decreased compared to the year ended December 31, 2007 primarily due to lower net premiums written and higher net losses and loss expenses paid.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows used in investing activities of $582.6 million, $443.1 million and $166.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in cash flows used in investing activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due to increased purchases of fixed maturity investments partially offset by cash provided by increased sales of fixed maturity investments. The increase in cash flows used in investing activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to net cash used to acquire Darwin during 2008 of $536.2 million.
     Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt and the payment of dividends. Cash flows used in financing activities were $450.0 million for the year ended December 31, 2009 compared to net cash provided by financing activities of $242.3 million for the year ended December 31, 2008 and net cash flows used in financing activities of $759.2 million for the year ended December 31, 2007. The increase in cash flows used in financing activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to the repayment of our syndicated loan of $243.8 million. The increase in cash flows provided by financing activities for the year ended December 31, 2008 compared to December 31, 2007 was primarily due to $243.8 million of proceeds received from the borrowing of our syndicated loan during 2008 whereas for the year ended December 31, 2007 we used $563.4 million to acquire common shares from AIG, one of our founding shareholders.
     On February 23, 2010, our Board of Directors declared a quarterly dividend of $0.20 per share, or approximately $10.0 million in aggregate, payable on April 1, 2010 to the shareholders of record as of March 16, 2010.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2009 and 2008, 97.6% and 99.0%, respectively, of our fixed income portfolio consisted of investment grade securities. As of December 31, 2009 and 2008, net accumulated unrealized gains were $149.8 million and $105.6 million, respectively. The change in net unrealized investment gains during 2009 was due to net unrealized gains in our fixed maturity portfolio of $181.1 million primarily resulting from the narrowing of credit spreads across all fixed income classes partially offset by the cumulative effect adjustment of $136.8 million resulting from the adoption of new OTTI guidance beginning April 1, 2009. Please refer to Note 2 (d) of the notes to the condensed consolidated financial statements for additional information regarding the cumulative effect adjustment. The maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2009 and 2008 was as follows:

	As of	As of
	December 31,	December 31,
	2009	2008
	($ in millions)
Due in one year or less	$156.3	$274.2
Due after one year through five years	3,221.7	1,887.1
Due after five years through ten years	1,166.9	1,254.9
Due after ten years	172.4	365.8
Mortgage-backed	1,721.3	2,089.9
Asset-backed	532.8	160.1

Total	$6,971.4	$6,032.0

     We have investments in various hedge funds, the market value of which was $184.7 million as of December 31, 2009. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund.
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
Financial Strength Ratings
     Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on our capacity to meet our obligations. The rating agencies consider a number of quantitative and qualitative factors in determining an insurance company’s financial strength and credit ratings. Quantitative considerations of an insurance company include the evaluation of financial statements, historical operating results and, through the use of proprietary capital models, the measure of investment and insurance risks relative to capital. Among the qualitative considerations are management strength, business profile, market conditions and established risk management practices used, among other things, to manage risk exposures and limit capital volatility. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedent and might affect our ability to write business.
     The following were the financial strength ratings of all of our insurance and reinsurance subsidiaries as of February 22, 2010, except as noted below:

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

     We believe that the quantitative and qualitative factors that influence our ratings are supportive of our ratings.
     The following were our senior unsecured debt ratings as of February 22, 2010:

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
Aggregate Contractual Obligations
     The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2009:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in millions)
Contractual Obligations
Senior notes (including interest)	$762.5	$37.5	$75.0	$75.0	$575.0
Operating lease obligations	103.1	13.4	22.7	20.1	46.9
Investment commitments outstanding	57.6	57.6	—	—	—
Darwin LTIP	16.6	13.1	3.5	—	—
Gross reserve for losses and loss expenses	4,761.8	1,165.7	1,389.4	595.9	1,610.8

Total	$5,701.6	$1,287.3	$1,490.6	$691.0	$2,232.7

     As part of the acquisition of Darwin, we assumed the Darwin LTIP that Darwin had implemented for certain of its key employees. Initially, the Darwin LTIP allocated 20% of the underwriting profit for each year (premiums net of losses and expenses) plus 20% of the investment income based on average net assets outstanding in each year (at a deemed interest rate equal to the 10 year U.S. Treasury note rate) to the Darwin LTIP participants, based on their assigned percentage interests. Effective January 1, 2006, the Darwin LTIP was modified to reflect changes in the calculation of the underwriting profitability allocated to the participants of the Darwin LTIP. For 2006 and later years, the amount allocated to the participants is calculated as an amount equal to 20% of the underwriting profit less an amount equal to 5% of net premiums earned. In addition, imputed investment income will no longer be credited to the pool participants. Interests in these profit pools vest over a four-year period. The payments due are made in increments over the fourth, fifth and sixth years.
     The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2009 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.
Off-Balance Sheet Arrangements
     As of December 31, 2009, we did not have any off-balance sheet arrangements.

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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical December 31, 2009 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
				($ in millions)
Total market value	$7,757.1	$7,567.7	$7,460.3	$7,351.1	$7,235.5	$7,123.5	$6,904.3
Market value change from base	406.0	216.6	109.2	0.0	(115.6)	(227.6)	(446.8)
Change in unrealized appreciation/(depreciation)	5.5%	2.9%	1.5%	0.0%	(1.6)%	(3.1)%	(6.1)%
     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical December 31, 2009 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
				($ in millions)
Total market value	$6,516.7	$6,333.4	$6,241.7	$6,150.0	$6,058.3	$5,966.6	$5,783.3
Market value change from base	366.7	183.4	91.7	0.0	(91.7)	(183.4)	(366.7)
Change in unrealized appreciation/(depreciation)	6.0%	3.0%	1.5%	0.0%	(1.5)%	(3.0)%	(6.0)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of December 31, 2009 we held assets totaling $7.0 billion of fixed income securities. Of those assets, approximately 2.4% were rated below investment grade (Ba1/BB+ or lower) with the remaining 97.6% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA by S&P.
     As of December 31, 2009, we held $2,584.6 million, or 34.3%, of our total investments and cash and cash equivalents in corporate bonds, $1,300.5 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standards & Poor’s. Included in the $2,584.6 million was $260.7 million of corporate bonds issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation.
     As of December 31, 2009, we held $1,721.2 million, or 22.8%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 11.6%, 5.6% and 5.6%, respectively, of our total investments and cash and cash equivalents. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time. In addition,

91.6% of our commercial mortgage-backed securities and 77.1% of our core non-agency residential mortgage-backed securities were rated “AAA” by Standard & Poor’s and Fitch as of December 31, 2009.
     Additionally as of December 31, 2009, we held $184.9 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,721.2 million referenced in the preceding paragraph. As of December 31, 2009, 77.9% of those assets were rated below investment grade, and the average credit rating of this below investment grade portfolio was B+ by S&P.
     As of December 31, 2009, we held investments in hedge funds with a fair value of $184.7 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
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
     As of December 31, 2009 and 2008, 1.8% and 1.9%, respectively, of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written during the year ended December 31, 2009 and 2008, approximately 11% and 15% was written in currencies other than the U.S. dollar, respectively. The decrease in the amount of gross premiums written in currencies other than the U.S. dollar is due to the increased business written by our U.S. insurance segment. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.
     Our foreign exchange loss/gain for the years ended December 31, 2009, 2008 and 2007 are set forth in the chart below.

	Year Ended December 31
	2009	2008	2007
		($ in millions)
Realized exchange gain (loss)	$5.9	$(4.1)	$1.6
Unrealized exchange (loss) gain	(6.6)	5.5	(0.8)

Foreign exchange (loss) gain	$(0.7)	$1.4	$0.8

Item 8. Financial Statements and Supplementary Data.
     See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-47 and S-1 through S-5 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
     The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche, an independent registered public accounting firm, as stated in their report which is included below.
Changes in Internal Control Over Financial Reporting
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, Ltd
Hamilton, Bermuda
     We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, Ltd and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s required adoption, as of April 1, 2009, of new FASB guidance in relation to its method of accounting for other-than-temporary impairments of debt securities.

/s/ Deloitte & Touche

Hamilton, Bermuda March 1, 2010
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.
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

Item 11. Executive Compensation.
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services.
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.
     The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 1, 2010.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Carmilani Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2010

/s/ Joan H. Dillard Joan H. Dillard	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ Barbara T. Alexander Barbara T. Alexander	Director	March 1, 2010

/s/ Patrick de Saint-Aignan Patrick de Saint-Aignan	Director	March 1, 2010

/s/ James F. Duffy James F. Duffy	Director	March 1, 2010

/s/ Bart Friedman Bart Friedman	Deputy Chairman of the Board	March 1, 2010

/s/ Scott Hunter Scott Hunter	Director	March 1, 2010

/s/ Mark R. Patterson Mark R. Patterson	Director	March 1, 2010

/s/ Samuel J. Weinhoff Samuel J. Weinhoff	Director	March 1, 2010

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Memorandum of Association

3.2(15)	Third Amended and Restated Bye-laws

4.1(1)	Specimen Common Share Certificate

4.2(1)	American International Group, Inc. Warrant, dated November 21, 2001

4.3(1)	The Chubb Corporation Warrant, dated November 21, 2001

4.4(1)	GS Capital Partners 2000, L.P. Warrant, dated November 21, 2001

4.5(1)	GS Capital Partners 2000 Offshore, L.P. Warrant, dated November 21, 2001

4.6(1)	GS Capital Partners 2000 Employee Fund, L.P. Warrant, dated November 21, 2001

4.7(1)	GS Capital Partners 2000, GmbH & Co. Beteiligungs KG Warrant, dated November 21, 2001

4.8(1)	Stone Street Fund 2000, L.P. Warrant, dated November 21, 2001

4.9(1)	Bridge Street Special Opportunities Fund 2000, L.P. Warrant, dated November 21, 2001

4.10(2)	Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee

4.11(2)	First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee

4.12(2)	Form of Note (Included as part of Exhibit 4.11)

4.13(3)	Amendment to Warrants to Purchase Common Shares of Allied World Assurance Company Holdings, Ltd, dated as of August 1, 2006, by and among Allied World Assurance Company Holdings, Ltd and GS Capital Partners 2000, L.P.; GS Capital Partners 2000 Offshore, L.P.; GS Capital Partners 2000, GmbH & Co. Beteiligungs KG; GS Capital Partners 2000 Employee Fund, L.P.; Stone Street Fund 2000, L.P.; and Bridge Street Special Opportunities Fund 2000, L.P.

10.1(1)	Registration Rights Agreement by and among Allied World Assurance Company Holdings, Ltd and the shareholders named therein

10.2(8)†	Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan

10.3(1)†	Form of Participation Agreement under the Allied World Assurance Company Holdings, Ltd Amended and Restated Long-Term Incentive Plan

10.4(4) †	Form of Indemnification Agreement

10.5(6)	Insurance Letters of Credit-Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc

10.6(6)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc

10.7(6)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A

10.8(7)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Unsecured Senior Revolving Credit Facility

10.9(7)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Senior Secured Letter of Credit Facility

10.10(7)	Pledge and Security Agreement, dated as of November 27, 2007, by and between Allied World Assurance Company, Ltd, as pledgor, and Wachovia Bank, National Association, as administrative agent

10.11(7)	Account Control Agreement, dated November 27, 2007, by and among Allied World Assurance Company, Ltd, as

Exhibit
Number	Description

pledgor, Mellon Bank, N.A., as custodian, and Wachovia Bank, National Association, as administrative agent

10. 12(5)	Stock Purchase Agreement, dated as of December 14, 2007, by and between Allied World Assurance Company Holdings, Ltd and American International Group, Inc.

10.13(9)	Allied World Assurance Company Holdings, Ltd Deferred Fee Plan for Non-Employee Directors

10.14(9) †	Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan

10.15(9) †	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan

10.16(9) †	Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan

10.17(9) †	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan

10.18(9) †	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan

10.19(9) †	Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan

10.20(10)	Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon

10.21(11) †	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and W. Gordon Knight

10.22(12) †	Amended and Restated Employment Agreement — Form for Bermuda Executive Officers

10.23(13) †	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani.

10.24(14) †	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan, as amended in May 2009

10.25(16) †	Form of Performance-Based Equity Award Agreement

10.26(17) †	Amended and Restated Employment Agreement, dated as of November 5, 2009, by and between Allied World Assurance Company Holdings, Ltd and John L. Sennott, Jr.

10.27(18)†	Amended and Restated Long-Term Incentive Plan of Darwin Professional Underwriters, Inc., effective as of November 11, 2005

10.28	Amended and Restated Accounting Services Agreement, dated as of April 1, 2009, by and between BlackRock Financial Management, Inc. and Allied World Assurance Company, Ltd

10.29†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2004 Stock Incentive Plan, as amended in November 2009

10.30†	Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, an independent registered public accounting firm

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132507) of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 17, 2006, as amended, and declared effective by the SEC on July 11, 2006.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 1, 2006.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 14, 2006.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 7, 2006.

(5)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 17, 2007.

(6)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 6, 2007.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 3, 2007.

(8)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 29, 2008.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on May 9, 2008.

(10)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on January 5, 2009.

(11)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 27, 2009.

(12)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 27, 2009. Other than with respect to title, base salary and housing and utility allowance, the amended and restated employment agreements, dated as of October 1, 2008, for David Bell, Joan Dillard, Frank D’Orazio, Wesley Dupont and Marshall Grossack are identical to the form filed as Exhibit 10.41 thereto.

(13)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 5, 2009.

(14)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on May 8, 2009.

(15)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 7, 2009.

(16)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on September 18, 2009.

(17)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 6, 2009.

(18)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132355) of Darwin Professional Underwriters, Inc. filed with the SEC on March 10, 2006, as amended, and declared effective by the SEC on May 16, 2006.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, Ltd
We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, Ltd and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index as Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, Ltd and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the required adoption of new FASB guidance.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche
Hamilton, Bermuda
March 1, 2010

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
CONSOLIDATED BALANCE SHEETS
as of December 31, 2009 and 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2009	2008
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2009: $4,260,844; 2008: $5,872,031)	$4,427,072	$6,032,029
Fixed maturity investments trading, at fair value	2,544,322	—
Other invested assets trading, at fair value	184,869	69,902
Other invested assets available for sale, at fair value (cost: 2009: nil; 2008: $89,229)	—	55,199

Total investments	7,156,263	6,157,130
Cash and cash equivalents	292,188	655,828
Restricted cash	87,563	50,439
Securities lending collateral	—	171,026
Insurance balances receivable	395,621	347,941
Prepaid reinsurance	186,610	192,582
Reinsurance recoverable	919,991	888,314
Accrued investment income	53,046	50,671
Net deferred acquisition costs	87,821	86,181
Goodwill	268,376	268,532
Intangible assets	60,359	71,410
Balances receivable on sale of investments	55,854	12,371
Net deferred tax assets	21,895	22,452
Other assets	67,566	47,603

Total assets	$9,653,153	$9,022,480

LIABILITIES:
Reserve for losses and loss expenses	$4,761,772	$4,576,828
Unearned premiums	928,619	930,358
Reinsurance balances payable	102,837	95,129
Securities lending payable	—	177,010
Balances due on purchases of investments	55,670	—
Syndicated loan	—	243,750
Senior notes	498,919	498,796
Accounts payable and accrued liabilities	92,041	83,747

Total liabilities	$6,439,858	$6,605,618

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2009: 49,734,487 shares and 2008: 49,036,159 shares	$1,492	$1,471
Additional paid-in capital	1,359,934	1,314,785
Retained earnings	1,702,020	994,974
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	149,849	105,632

Total shareholders’ equity	$3,213,295	$2,416,862

Total liabilities and shareholders’ equity	$9,653,153	$9,022,480

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of United States dollars, except share and per share amounts)

	2009	2008	2007
REVENUES:
Gross premiums written	$1,696,345	$1,445,584	$1,505,509
Premiums ceded	(375,220)	(338,356)	(352,399)

Net premiums written	1,321,125	1,107,228	1,153,110
Change in unearned premiums	(4,233)	9,677	6,832

Net premiums earned	1,316,892	1,116,905	1,159,942
Net investment income	300,675	308,775	297,932
Net realized investment gains (losses)	126,352	(59,954)	37,001
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	(68,236)	(212,897)	(44,618)
Portion of loss recognized in other comprehensive income, before taxes	18,659	—	—

Net impairment charges recognized in earnings	(49,577)	(212,897)	(44,618)
Other income	1,506	746	—

	1,695,848	1,153,575	1,450,257

EXPENSES:
Net losses and loss expenses	604,060	641,122	682,340
Acquisition costs	148,847	112,569	118,959
General and administrative expenses	248,592	185,850	141,641
Amortization and impairment of intangible assets	11,051	710	—
Interest expense	39,019	38,743	37,848
Foreign exchange loss (gain)	748	(1,421)	(817)

	1,052,317	977,573	979,971

Income before income taxes	643,531	176,002	470,286
Income tax expense (benefit)	36,644	(7,633)	1,104

NET INCOME	606,887	183,635	469,182

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the year net of applicable deferred income tax (expense) benefit 2009: $(1,064); 2008: $9,433; and 2007: $(5,839)	243,188	(198,405)	122,133
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of applicable deferred income tax for the year ended 2009: nil	(18,659)	—	—
Reclassification adjustment for net realized investment (gains) losses included in net income, net of applicable income tax	(43,464)	194,085	7,617

Other comprehensive income (loss)	181,065	(4,320)	129,750

COMPREHENSIVE INCOME	$787,952	$179,315	$598,932

PER SHARE DATA
Basic earnings per share	$12.26	$3.75	$7.84
Diluted earnings per share	$11.67	$3.59	$7.53
Weighted average common shares outstanding	49,503,438	48,936,912	59,846,987
Weighted average common shares and common share equivalents outstanding	51,992,674	51,147,215	62,331,165
Dividends declared per share	$0.74	$0.72	$0.63
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of United States dollars)

		Additional	Accumulated Other
	Share	Paid-in	Comprehensive	Retained
	Capital	Capital	Income	Earnings	Total
December 31, 2006	$1,809	$1,822,607	$6,464	$389,204	$2,220,084
Net income	—	—	—	469,182	469,182
Dividends	—	—	—	(38,052)	(38,052)
Other comprehensive income	—	—	129,750	—	129,750
Stock compensation	3	22,319	—	—	22,322
Stock acquired	(350)	(563,094)	—	—	(563,444)

December 31, 2007	$1,462	$1,281,832	$136,214	$820,334	$2,239,842

Cumulative effect adjustment upon adoption of ASC 825	—	—	(26,262)	26,262	—
Net income	—	—	—	183,635	183,635
Dividends	—	—	—	(35,257)	(35,257)
Other comprehensive (loss)	—	—	(4,320)	—	(4,320)
Stock compensation	9	32,953	—	—	32,962

December 31, 2008	$1,471	$1,314,785	$105,632	$994,974	$2,416,862

Cumulative effect adjustment upon adoption of ASC 320-10-65(1), net of deferred taxes	—	—	(136,848)	136,848	—
Net income	—	—	—	606,887	606,887
Dividends	—	—	—	(36,689)	(36,689)
Other comprehensive income:
Net unrealized gains, net of deferred income tax	—	—	199,724	—	199,724
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	(18,659)	—	(18,659)

Total other comprehensive income	—	—	181,065	—	181,065
Stock compensation	21	45,149	—	—	45,170

December 31, 2009	$1,492	$1,359,934	$149,849	$1,702,020	$3,213,295

(1)	Cumulative effect adjustment reflects adoption of ASC 320-10-65 (as described in Note 2 to the accompanying notes to the condensed consolidated financial statements) as of April 1, 2009.
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of United States dollars)

	2009	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$606,887	$183,635	$469,182
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(94,466)	(17,768)	(37,001)
Net impairment charges recognized in earnings	49,577	212,897	44,618
Mark to market adjustments	(31,886)	77,722	—
Stock compensation expense	40,399	28,186	22,491
Insurance balances receivable	(47,680)	(2,809)	(238)
Prepaid reinsurance	5,972	11,479	(4,117)
Reinsurance recoverable	(31,677)	55,621	6,340
Accrued investment income	(2,375)	11,134	(4,651)
Net deferred acquisition costs	(1,640)	6,202	(3,052)
Net deferred tax assets	(507)	(14,163)	(5,626)
Other assets	(26,966)	21,947	(2,941)
Reserve for losses and loss expenses	184,944	96,959	282,775
Unearned premiums	(1,739)	(21,157)	(2,714)
Reinsurance balances payable	7,708	3,177	(15,037)
Accounts payable and accrued liabilities	5,035	5,809	4,763
Other items, net	6,603	(1,928)	6,176

Net cash provided by operating activities	668,189	656,943	760,968

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	(6,504,094)	(4,558,664)	(4,282,638)
Purchases of fixed maturity investments — trading	(4,338,454)	—	—
Purchases of other invested assets	(166,848)	(63,357)	(175,770)
Sales of fixed maturity investments — available for sale	8,346,180	4,583,751	3,966,822
Sales of fixed maturity investments — trading	1,818,736	—	—
Sales of other invested assets	133,057	158,857	106,713
Net cash paid for acquisitions	—	(536,195)	—
Changes in securities lending collateral received	171,026	(23,785)	157,501
Purchases of fixed assets	(5,075)	(21,190)	(9,666)
Change in restricted cash	(37,124)	17,447	70,337

Net cash used in investing activities	(582,596)	(443,136)	(166,701)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(36,689)	(35,257)	(38,052)
Proceeds from the exercise of stock options	7,442	4,046	(168)
Stock acquired	—	—	(563,444)
(Repayment of) proceeds from syndicated loan	(243,750)	243,750	—
Changes in securities lending collateral	(177,010)	29,769	(157,501)

Net cash (used in) provided by financing activities	(450,007)	242,308	(759,165)

Effect of exchange rate changes on foreign currency cash	774	(2,869)	663
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(363,640)	453,246	(164,235)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	655,828	202,582	366,817

CASH AND CASH EQUIVALENTS, END OF YEAR	$292,188	$655,828	$202,582

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$42,170	$3,658	$3,814
— Cash paid for interest expense	39,115	37,500	38,021
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
1. GENERAL
     Allied World Assurance Company Holdings, Ltd (“Holdings”) was incorporated in Bermuda on November 13, 2001. Holdings, through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States, Europe, Hong Kong and Singapore.
2. SIGNIFICANT ACCOUNTING POLICIES
     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:
•	The premium estimates for certain reinsurance agreements,

•	Recoverability of deferred acquisition costs,

•	The reserve for outstanding losses and loss expenses,

•	Valuation of ceded reinsurance recoverables,

•	Determination of impairment of goodwill and other intangible assets,

•	Valuation of financial instruments, and

•	Determination of other-than-temporary impairment of investments.
     Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the consolidated balance sheets, consolidated statements of operations and comprehensive income (“consolidated income statements”), consolidated statements of cash flows and footnotes have been made to prior years’ amounts to conform to the current year’s presentation.
     During the first quarter of 2009, the Chief Executive Officer (the chief operating decision maker) of Holdings realigned the Company’s management reporting structure due to organizational changes and the growth of its direct specialty insurance operations in the United States, including the recent acquisition of Darwin Professional Underwriters, Inc. (“Darwin”), and an increasing emphasis on markets and customers served. As a result, management monitors the performance of the Company’s direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. There were no changes to how management monitors the Company’s reinsurance underwriting operations. Accordingly, the reinsurance segment continues to be reported on its historical basis without any modifications. The Company is currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All product lines fall within these classifications.
     In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“FAS 168”), to establish the codification as the single source of authoritative U.S. GAAP. FAS 168 is effective for interim and annual periods ending after September 15, 2009 and was adopted by the Company for the period ended September 30, 2009. As a result of the adoption of FAS 168, to the extent the Company refers to a specific standard under U.S. GAAP that was issued prior to July 1, 2009 in its notes to consolidated financial statements, the Company will parenthetically disclose the corresponding section in the Accounting Standard Codification (“ASC”).
     The significant accounting policies are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
     a) Premiums and Acquisition Costs
     Premiums are recorded as written on the inception date of the policy. For certain types of business written by the Company, notably reinsurance, premium income may not be known at the policy inception date. In the case of quota share reinsurance treaties assumed by the Company, the underwriter makes an estimate of premium income at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Premiums resulting from such adjustments are estimated and accrued based on available information. Certain insurance and reinsurance contracts may require that the premium be adjusted at the expiry of the contract to reflect the change in exposure or loss experience of the insured or reinsured.
     Premiums are recognized as earned over the period of policy coverage in proportion to the risks to which they relate. Premiums relating to the unexpired periods of coverage are recorded on the balance sheets as “unearned premiums”. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies.
     Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are calculated in accordance with the contract terms. The premium on the initial policy is then fully earned and the reinstatement of the premium is earned over the remaining exposure period.
     Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are incurred in the acquisition of new and renewal business and are expensed as the premiums to which they relate are earned. Acquisition costs relating to the reserve for unearned premiums are deferred and carried on the balance sheets as an asset and are amortized over the period of coverage. Expected losses and loss expenses, other costs and anticipated investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses which may exceed the related unearned premiums.
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
     While management believes that the reserves for OSLR and IBNR are sufficient to cover losses assumed by the Company, there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company recognizes any changes in its loss reserve estimates and the related reinsurance recoverables in the consolidated income statements in the periods in which they are determined and are recorded in “net losses and loss expenses”.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
     c) Ceded Reinsurance
     In the ordinary course of business, the Company uses both treaty and facultative reinsurance to minimize its net loss exposure to any one catastrophic loss event or to an accumulation of losses from a number of smaller events. Reinsurance premiums ceded are expensed and any commissions recorded thereon are earned over the period the reinsurance coverage is provided in proportion to the risks to which they relate. Any unearned ceding commission is included in “net deferred acquisitions costs” on the consolidated balance sheets and is recorded as a reduction to the overall net deferred acquisition cost balance. Prepaid reinsurance represents unearned premiums ceded to reinsurance companies. Reinsurance recoverable includes the balances due from those reinsurance companies under the terms of the Company’s reinsurance agreements for unpaid losses and loss reserves. Amounts recoverable from reinsurers are estimated in a manner consistent with the estimated claim liability associated with the reinsured policy.
     The Company determines the portion of the IBNR liability that will be recoverable under its reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR.
     The Company remains liable to the extent that its reinsurers do not meet their obligations under the reinsurance agreements, therefore, the Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2009 and 2008, as the Company believes that all reinsurance balances will be recovered.
     d) Investments
     The Company holds certain fixed maturity investments that are classified as available for sale and carried at fair value with the difference between amortized cost and fair value, net of the effect of deferred taxes, included as a separate component of “accumulated other comprehensive income” on the consolidated balance sheets. These securities are included in “fixed maturity investments available for sale, at fair value” on the consolidated balance sheets.
     Beginning in April 2009, the Company elected the fair value option for certain newly acquired fixed maturity investments. U.S. GAAP permits entities to choose to measure financial instruments at fair value, with changes in fair value recognized in earnings when an entity first acquires the financial instrument. The Company has elected the fair value option for certain newly acquired fixed maturity investments as the Company believes this approach provides more meaningful and relevant information about the overall performance of its fixed maturity investments as all gains or losses, whether realized or unrealized, are included in net income versus split between net income and accumulated other comprehensive income. As a result of electing the fair value option, any change in unrealized gains or losses is recognized in the consolidated income statements and included in “net realized investment gains (losses)” and those securities are included in “fixed maturity investments trading, at fair value” on the consolidated balance sheets.
     Also included in the Company’s trading securities are to-be-announced mortgage-backed securities (“TBA MBS”), fixed maturity investments that the Company accounts for as derivatives in accordance with U.S. GAAP. As a result, these securities are included in “fixed maturity investments trading, at fair value” on the consolidated balance sheets and any change in unrealized gains or losses is recognized in the consolidated income statements and included in “net realized investment gains (losses)”.
     On January 1, 2008, the Company elected the fair value option under U.S. GAAP for its hedge fund investments, which are classified as “other invested assets trading, at fair value” on the consolidated balance sheets. At the time of election, the fair value and carrying value of the hedge fund investments were $241,435 and the net unrealized gain was $26,262. The Company elected the fair value option for its hedge fund investments as the Company believes that recognizing changes in the fair value of the hedge funds in the consolidated income statements each period better reflects the results of the Company’s investment in the hedge funds rather than recognizing changes in fair value in accumulated other comprehensive income.
     Upon election of the fair value option under U.S. GAAP, the Company reclassified the net unrealized gain related to the hedge funds of $26,262 from “accumulated other comprehensive income” and recorded a cumulative-effect adjustment in “retained earnings”. There was no net deferred tax liability associated with the net unrealized gain as the hedge fund investments are held by a Bermuda insurance subsidiary that pays no income tax. Any subsequent change in unrealized gain or loss of “other invested assets trading, at fair value” will be recognized in the consolidated income statements and included in “net realized investment gains or (losses)”. Prior to the election of the fair value option, any change in unrealized gain or loss was included in “accumulated other comprehensive income” on the consolidated balance sheets.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
     d) Investments — (continued)
     Any hedge fund investments acquired subsequent to January 1, 2008 have been accounted for as trading securities with any change in unrealized gains or losses recognized in the consolidated income statements and included in “net realized investment gains (losses)”.
     As part of our acquisition of Darwin Professional Underwriters Inc. (“Darwin”) in October 2008, the Company elected to use the fair value option for the equity securities held by Darwin as of the closing date. As permitted under U.S. GAAP, a business combination creates an election date for the fair value option. The equity securities are included in “other invested assets trading, at fair value” on the consolidated balance sheets. Any subsequent change in unrealized gain or loss for the equity securities will be recognized in the consolidated income statements and included in “net realized investment gains or (losses)”.
     As of December 31, 2008 the Company had an investment in a global high-yield bond fund which was included in “other invested assets available for sale, at fair value” on the consolidated balance sheet. This investment was carried at fair value with the difference between cost and fair value included as a separate component of “accumulated other comprehensive income” on the consolidated balance sheets. The Company sold its investment in the global high-yield bond fund during the year ended December 31, 2009 for a realized loss of $21,923.
     At each measurement date the Company estimates the fair value of the financial instruments using various valuation techniques. The Company utilizes, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of financial instruments. When quoted market prices or observable market inputs are not available, the Company may utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The Company bases its determination of whether a market is active or inactive on the spread between what a seller is asking for a security and what a buyer is bidding for that security. Spreads that are significantly above historical spreads are considered inactive markets. The Company also considers the volume of trading activity in the determination of whether a market is active or inactive.
     The Company utilizes independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of December 31, 2009. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker-dealer quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker-dealer quotes, the Company also obtains prices from its investment portfolio managers and other sources (e.g. another pricing vendor), and compares the prices obtained from the independent pricing sources to those obtained from the Company’s investment portfolio managers and other sources. The Company investigates any material differences between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of December 31, 2009.
     Investments are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments using the effective yield method and is net of related expenses. Interest income for debt securities where the Company has elected the fair value option is accrued and recognized based on the contractual terms of the debt securities and is included in “net investment income” in the consolidated income statements. Realized gains and losses on the disposition of investments, which are based upon specific identification of the cost of investments, are reflected in the consolidated income statements. For mortgage-backed and asset-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis. Revised prepayment assumptions are applied to securities on a retrospective basis to the date of acquisition. The cumulative adjustments to amortized cost required due to these changes in effective yields and maturities are recognized in investment income in the same period as the revision of the assumptions.
     Beginning April 1, 2009, the Company amended its other-than-temporary impairment policy for debt securities in accordance with new U.S. GAAP guidance to remove the requirement that the Company must have the intent and ability to hold a debt security until its anticipated recovery. Under the revised guidance, the Company is required to recognize other-than-temporary impairments (“OTTI”) in the consolidated income statements if the Company intends to sell the debt security or if it is more likely than not that the Company will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new guidance requires the recognition of OTTI if the present value of the expected cash flows of a debt security is less than the amortized cost basis of the debt security (“credit loss”).

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
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
     d) Investments — (continued)
     For the Company’s debt securities that are within the scope of the new guidance, the Company has applied the following policy to determine if OTTI exists at each reporting period:
•	The Company’s debt securities are managed by external investment portfolio managers. The Company requires them to provide a list of debt securities they intend to sell at the end of the reporting period. Any impairments in these securities are recognized as OTTI as the difference between the amortized cost and fair value and is recognized in the consolidated income statements and included in “net impairment charges recognized in earnings”.

•	At each reporting period the Company determines if it is more likely than not the Company will be required to sell a debt security before the recovery of its amortized cost basis. The Company analyzes its current and future contractual and non-contractual obligations and its expectation of future cash flows to determine if the Company will need to sell debt securities to fund its obligations. The Company considers factors such as trends in underwriting profitability, cash flows from operations, return on invested assets, property catastrophe losses, timing of payments and other specific contractual obligations that are coming due.

•	For debt securities that are in an unrealized loss position that the Company does not intend to sell, the Company assesses whether a credit loss exists. The amount of the credit loss is recognized in the consolidated income statements and is included in “net impairment charges recognized in earnings”. The assessment involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value and (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position. The Company also looks to additional factors depending on the type of security as defined below:
•	Corporate bonds: The credit rating of the issuer as well as information from the Company’s investment portfolio managers and rating agencies. Based on all reasonably available information, the Company determines if a credit loss exists.

•	Mortgage-backed and asset-backed securities: The Company utilizes an independent third party service to identify mortgage backed or asset backed securities where possible principal and/or interest will not be paid. The independent third party service provides cash flow projections using default rate, delinquency rate and prepayment assumptions under different scenarios. The Company reviews the information received from the independent third party and the Company determines the present value of future cash flows.
     In accordance with the new guidance, the Company was required to recognize a cumulative effect adjustment to retained earnings for all debt securities for which the Company had previously recognized OTTI and for which no credit loss existed. The cumulative effect adjustment was based on those fixed maturity securities that the Company held at April 1, 2009. The amount of the cumulative effect adjustment was determined by comparing the present value of the expected cash flows of each security with the amortized cost basis of the security as of April 1, 2009. The discount rate used to calculate the present value of the cash flows of securities that have fixed interest and principal payments was the rate in effect at the acquisition date. The discount rate used to calculate the present value of the cash flows of securities that have variable interest and principal payments was the rate in effect immediately prior to recognizing OTTI. The cumulative effect adjustment had the effect of re-establishing unrealized losses that were previously recognized in the consolidated income statement as OTTI. The Company recognized a cumulative effect adjustment of $136,848, net of applicable deferred income taxes of $1,677 as an increase to retained earnings and a reduction to accumulated other comprehensive income on the consolidated balance sheet.
     Prior to the adoption of the new guidance, the Company reviewed the carrying value of its investments to determine if a decline in value was considered to be other-than-temporary. This review involved consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there had been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, the Company’s investment portfolio managers had the discretion to sell those investments at any time. The Company recognized OTTI for those securities in an unrealized loss position each quarter as the Company could not assert that it had the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involved significant management judgment that included the determination of their fair value and the assessment of whether any decline in value was other-than-temporary. If the decline in value was determined to be other-than-temporary, then the Company recorded a realized loss in the consolidated income statements in the period that it was determined, and the cost basis of that investment was reduced.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
     e) Translation of Foreign Currencies
     Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. Foreign currency revenues and expenses are translated at the average exchange rates prevailing during the period. Exchange gains and losses, including those arising from forward exchange contracts, are included in the consolidated income statements. The Company’s functional currency, and that of its operating subsidiaries, is the U.S. dollar as it is the single largest currency in which the Company transacts its business and holds its invested assets.
     f) Cash and Cash Equivalents
     Cash and cash equivalents include amounts held in banks, time deposits, commercial paper, discount notes and U.S. Treasury Bills with maturities of less than three months from the date of purchase.
     g) Income Taxes
     Certain subsidiaries of the Company operate in jurisdictions where they are subject to income taxation. Current and deferred income taxes are charged or credited to operations, or to accumulated other comprehensive income in certain cases, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes payable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns.
     It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated income statements. The Company has not recorded any interest or penalties during the years ended December 31, 2009, 2008 and 2007 and the Company has not accrued any payment of interest and penalties as of December 31, 2009 and 2008.
     h) Employee Stock Option Compensation Plan
     The Company has an employee stock option plan in which the amount of Company shares received as compensation through the issuance of stock options is determined by reference to the value of the shares. Compensation expense for stock options granted to employees is recorded on a straight-line basis over the option vesting period and is based on the fair value of the stock options on the grant date. The fair value of each stock option on the grant date is determined by using the Black-Scholes option-pricing model.
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
     j) Long-Term Incentive Plan Awards
     The Company implemented the Amended and Restated Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period, which is generally the ending of the third fiscal year from the date of grant or either the ending of the fourth or fifth fiscal year from the date of grant. The compensation expense for these awards is based on the market value of Holdings’ common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period.
     k) Goodwill and Intangible Assets
     The Company classifies its intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets, other than goodwill, consist of trademarks, renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
k) Goodwill and Intangible Assets—(continued)
     For intangible assets with finite lives, the value of the assets is amortized over their useful lives and the expense is included in “amortization and impairment of intangible assets” in the consolidated income statements. The Company tests assets for impairment if conditions exist that indicate the carrying value may not be recoverable. If, as a result of the evaluation, the Company determines that the value of the intangible assets is impaired, then the value of the assets will be written-down in the period in which the determination of the impairment is made.
     For indefinite lived intangible assets the Company does not amortize the intangible asset but evaluates and compares the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. If, as a result of the evaluation, the Company determines that the value of the intangible assets is impaired, then the value of the assets will be written-down in the period in which the determination of the impairment is made.
     Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit(s) based on the expected benefit to be received by the reporting units from the business combination. The Company determines the expected benefit based on several factors including the purpose of the business combination, the strategy of the Company subsequent to the business combination and structure of the acquired company subsequent to the business combination. A reporting unit is a component of the Company’s business that has discrete financial information which is reviewed by management. In determining the reporting unit, the Company analyzes the inputs, processes, outputs and overall operating performance of the reporting unit. The Company has determined that for purposes of the acquisition of Darwin that Darwin is the reporting unit that is expected to receive the benefit of the business combination and as such the goodwill has been allocated to this reporting unit.
     For goodwill, the Company performs a two-step impairment test on an annual basis or more frequently if circumstances warrant. The first step is to compare the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. In determining the fair value of the reporting units discounted cash flow models and market multiple models are utilized. The discounted cash flow models apply a discount to projected cash flows including a terminal value calculation. The market multiple models apply earnings and book value multiples of similar publicly-traded companies to the reporting unit’s projected earnings or book value. The Company selects the weighting of the models utilized to determine the fair value of the reporting unit based on judgment, considering such factors as the reliability of the cash flow projections and the entities included in the market multiples.
     The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge in “amortization and impairment of intangible assets” in the consolidated income statements.
     l) Derivative Instruments
     FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), requires the recognition of all derivative financial instruments at fair value as either assets or liabilities on the consolidated balance sheets. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.
     The Company uses currency forward contracts to manage currency exposure. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange loss (gain)” in the consolidated income statements. Since the derivatives held are not designated as hedges and form a part of operations, all cash receipts or payments and any changes in the derivative asset or liability are recorded as cash flows from operations rather than as a financing activity.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
     l) Derivative Instruments — (continued)
     The Company also purchases to-be-announced mortgage-backed securities (“TBA MBS”). A TBA MBS is a forward contract to acquire a mortgage-backed security where the underlying pools of mortgages are not known until the actual settlement date. The TBA MBS have defined risk profiles at the time of purchase as determined by the Company taking into consideration factors such as credit ratings, maturity, discounted cash flows, underlying collateral and geographic location. Based on the risk profile of the TBA MBS, pricing is determined utilizing several observable inputs to determine fair value, which include among others, treasury yields, new issuance and secondary trades, information provided by broker-dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. The Company accounts for the TBA MBS as a derivative contract as it is possible at the acquisition of the TBA MBS that the Company will settle on a net basis the TBA MBS by rolling it into another TBA MBS. The fair value of the TBA MBS was $(518) as of December 31, 2009 and the Company recognized an unrealized gain of $173 during the year ended December 31, 2009 for the change in fair value of these securities.
     m) Earnings Per Share
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
     n) New Accounting Pronouncements
     In April 2009 FASB issued three FASB Staff Positions (“FSP”) — (1) FSP FAS 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), (2) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), and (3) FSP FAS 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 115-2 (ASC 320-10-65) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to remove the requirement that a company must have the intent and ability to hold a debt security until its anticipated recovery, but rather, under the revised guidance, a company must recognize OTTI on its consolidated income statements if it intends to sell the debt security or if it is more likely than not it will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new guidance also requires the recognition of OTTI if the present value of cash flows of a debt security expected to be collected is less than the amortized cost basis of the debt security. The Company adopted FSP FAS 115-2 beginning with the period ended June 30, 2009. For additional information regarding the Company’s adoption of FSP FAS 115-2, see Note 2(d) “Significant Accounting Policies — Investments”.
     FSP FAS 157-4 (ASC 820-10-65) provides additional guidance for estimating fair value in accordance with U.S. GAAP when the volume and level of activity for an asset or liability has significantly decreased. This guidance provides a list of non-exhaustive factors a company should consider in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for that asset or liability (or similar assets or liabilities). If a company determines there has been a significant decrease in the volume and level of activity of an asset or liability, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate the fair value in accordance with U.S. GAAP. Additional guidance is also provided to identify circumstances that indicate a transaction is not orderly, and therefore, excluded as an observable input in the determination of fair value. The Company adopted FSP FAS 157-4 for the period ended June 30, 2009 and it did not have a material impact on the Company’s consolidated financial statements.
     FSP FAS 107-1 (ASC 825-10-65) requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues its interim financial statements. The Company has included the required disclosures about the fair value of its financial instruments in its interim financial statements starting with the period ended June 30, 2009. For additional information regarding the Company’s disclosures about the fair value of its financial instruments see Note 5 “Fair Value of Financial Instruments”.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
2. SIGNIFICANT ACCOUNTING POLICIES — (continued)
     n) New Accounting Pronouncements— (continued)
     In addition, in April 2009, the SEC staff issued Staff Accounting Bulletin (“SAB”) 111 (ASC 320-10-S99) that amended Topic 5.M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities”. This SAB amends Topic 5.M. solely to include the staff’s view on equity securities and exclude debt securities from its scope. By excluding debt securities from the scope of Topic 5.M., companies are no longer required to assess if they have the intent and ability to hold available-for-sale debt securities until anticipated recovery to determine if there is OTTI. For additional information regarding the Company’s adoption of SAB 111, see Note 4 “Investments”.
     In May 2009, the FASB issued Statement No. 165 “Subsequent Events” (“FAS 165”) (ASC 855) to establish principles and requirements for events occurring after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 provides guidance to determine the period through which an entity should evaluate events or transactions that may require disclosure, the circumstances under which an entity should recognize such events or transactions and the related disclosures for such events or transactions. This guidance will not result in significant changes in the evaluation and disclosure of subsequent events as it is establishing generally accepted accounting principles that are consistent with current generally accepted auditing standards. For additional information regarding the Company’s subsequent events, see Note 18 “Subsequent Events”.
     In September 2009, the FASB issued ASU 2009-12 “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”). ASU 2009-12 updated ASC Section 820-10 to allow companies that hold certain investments within the scope of ASU 2009-12 to measure the fair value of these certain investments as their net asset value per share as a practical expedient. The Company will adopt ASU 2009-12 effective December 31, 2009 for its investments that are within its scope, which includes the Company’s hedge fund investments as they do not have readily determinable fair values and have characteristics of investment companies. As a result of the adoption of ASU 2009-12, the Company ceased measuring the lock-up provisions of its hedge fund investments in determining the fair value of its investments. The adoption of ASU 2009-12 did not have a material impact on the Company’s results of operations or financial condition.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
3. ACQUISITIONS—(continued)
b) Darwin Professional Underwriters, Inc.—(continued)
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

     The following tables shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized, if applicable.

	Intangible Assets
	Fair Value	Amortization Period
Renewal rights	$38,000	15 years
Trademarks	7,400	15 years
Internally developed software	1,600	3 years
Non-compete covenants	1,200	2 years
Insurance licenses	8,000	N/A

	$56,200

     The intangible assets that are subject to amortization had a weighted average useful life of 14.3 years at the time of the acquisition. The insurance licenses have been determined to have indefinite useful lives and as such are not amortizable.
     The $264,615 of goodwill has been allocated to the U.S. insurance segment as Darwin writes only insurance policies originating in the United States. We do not expect any amount of the goodwill to be deductible for tax purposes.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
3. ACQUISITIONS—(continued)
b) Darwin Professional Underwriters, Inc.—(continued)

	For the Years Ended
	December 31,
	2008	2007
Revenue	$1,341,252	$1,653,703
Net income	$215,309	$498,879
Basic earnings per share	$4.40	$8.34
Diluted earnings per share	$4.21	$8.00
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, unrealized losses, OTTI recorded through other comprehensive income (“OCI”) and fair value of the Company’s available for sale investments by category as of December 31, 2009 and December 31, 2008 are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS — (continued)
     a) Available for Sale Securities — (continued)

		Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	OTTI OCI	Fair Value
December 31, 2009
U.S. Government and Government agencies	$689,858	$34,831	$(1,389)	$—	$723,300
Non-U.S. Government and Government agencies	271,528	13,752	(1,590)	—	283,690
States, municipalities and political subdivisions	210,315	17,429	(336)	—	227,408
Corporate debt:
Financial institutions	684,386	27,695	(1,751)	—	710,330
Industrials	879,905	46,489	(184)	—	926,210
Utilities	143,773	10,479	—	—	154,252
Residential mortgage-backed:
Non-agency residential	172,000	4,206	(11,517)	(1,856)	162,833
Agency residential	708,652	28,882	(1,095)	—	736,439
Commercial mortgage-backed	406,236	6,482	(7,915)	—	404,803
Asset-backed	94,191	3,762	(146)	—	97,807

Total fixed maturity investments, available for sale	$4,260,844	$194,007	$(25,923)	$(1,856)	$4,427,072

December 31, 2008
U.S. Government and Government agencies	$1,608,230	$162,556	$(551)	$—	$1,770,235
Non-U.S. Government and Government agencies	272,186	12,738	(4,768)	—	280,156
States, municipalities and political subdivisions	350,044	19,618	(43)	—	369,619
Corporate debt:
Financial institutions	974,564	30,147	(9,991)	—	994,720
Industrials	292,512	3,725	(809)	—	295,428
Utilities	70,222	1,666	(66)	—	71,822
Residential mortgage-backed:
Non-agency residential	249,298	67	(18,841)	—	230,523
Agency residential	1,336,567	47,726	(88)	—	1,384,205
Commercial mortgage-backed	553,914	1,173	(79,878)	—	475,209
Asset-backed	164,495	36	(4,419)	—	160,112

Total fixed maturity investments, available for sale	5,872,031	279,452	(119,454)	—	6,032,029
Global high-yield bond fund	89,229	—	(34,030)	—	55,199

Total investments, available for sale	$5,961,260	$279,452	$(153,484)	$—	$6,087,228

     Included within the corporate bond category as of December 31, 2009 and 2008 are $260,744 and $287,817, respectively of corporate bonds issued by financial institutions, at fair value, that have been guaranteed by the Federal Deposit Insurance Corporation.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS — (continued)
     b) Trading Securities
     Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category as of December 31, 2009 and 2008 are as follows:

Fair Value
December 31, 2009
U.S. Government and Government agencies	$655,266
Non-U.S. Government and Government agencies	227,310
States, municipalities and political subdivisions	15,810
Corporate debt:
Financial institutions	590,130
Industrials	191,729
Utilities	11,934
Residential mortgage-backed:
Non-agency residential	259,055
Agency residential	139,858
Commercial mortgage-backed	18,266
Asset-backed	434,964

Total fixed maturity investments, trading	2,544,322
Hedge funds	184,725
Equity securities	144

Total	$2,729,191

December 31, 2008
Hedge funds	$48,573
Equity securities	21,329

Total	$69,902

     c) Contractual Maturity Dates
     The contractual maturity dates of fixed maturity investments (available for sale and trading) as of December 31, 2009 are as follows:

	Amortized Cost	Fair Value
Due within one year	$153,060	$156,325
Due after one year through five years	3,125,599	3,221,714
Due after five years through ten years	1,133,114	1,166,920
Due after ten years	163,297	172,410
Mortgage-backed	1,689,341	1,721,254
Asset-backed	528,152	532,771

	$6,792,563	$6,971,394

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS — (continued)
     d) Other Invested Assets
     As of December 31, 2009, the Company held $184,725 in eleven hedge fund investments, which comprised 2.5% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

			Long	Short
Hedge Fund	Fair Value as of	Unfunded	Exposure(1)	Exposure(2)	Gross	Net
Type	December 31, 2009	Commitments	(% of funded)	(% of funded)	Exposure(3)	Exposure(4)
Secondary private equity funds	$12,567	$48,369	100%	0%	100%	100%
Distressed	54,151	9,211	69%	19%	88%	50%
Equity long/short	54,041	—	96%	47%	143%	49%
Multi-strategy	63,966	—	94%	40%	134%	54%

Total	$184,725	$57,580

(1)	Long exposure represents the ratio of the fund’s equity to investments in securities (over 100% may denote explicit borrowing).

(2)	Short exposure represents the ratio of the fund’s equity to securities sold short.

(3)	Gross exposure is the addition of the long and short exposures.

(4)	Net exposure is the subtraction of the short exposure from the long exposure.
•	Secondary private equity funds: These funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. The Company has invested in two secondary funds to purchase those primary limited partnership interests. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. These investments cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund. The remaining restriction period for these investments range from eight to nine years.

•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. The Company has invested in four distressed funds, three of which are not currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from eight months to eight years. Investments representing approximately 35% of the value of the investments in this category will be eligible for redemption in August 2010. Investments representing approximately 10% of the value of the investments in this category are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to January 2012.

•	Equity long/short funds: In long/short equities, managers take positions in companies they deem to be undervalued and short stocks they believe to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. The Company has invested in two equity long/short funds, neither of which are currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from eight to twelve months at which time the funds will be eligible for quarterly redemption with a 60-day notification period.

•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger, convertible and fixed income arbitrage and macro trading. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. The Company has invested in three multi-strategy funds. Investments representing approximately 46% of the value of the investments in this category are currently eligible for quarterly redemption with a 60-day notification period. Investments representing approximately 16% of the value of the investments in this category are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to December 2010.
     Of the Company’s hedge funds, only one, a multi-strategy fund, had long exposure greater than 100% of the funds net asset value (118% as of December 31, 2009). None of the secondary private equity, distressed or equity long/short funds in which the Company invests have used explicit leverage as of December 31, 2009.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS — (continued)
     e) Net Investment Income

	2009	2008	2007
Fixed maturities and other investments	$306,578	$287,910	$283,888
Other invested assets	1,506	14,540	1,230
Cash and cash equivalents	1,570	13,054	18,644
Expenses	(8,979)	(6,729)	(5,830)

Net investment income	$300,675	$308,775	$297,932

     f) Components of Realized Gains and Losses
     The proceeds from sales of available for sale securities for the years ended December 31, 2009, 2008 and 2007 were $8,402,666, $4,583,751 and $4,073,535, respectively. Components of realized gains and losses for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table:

	2009	2008	2007
Gross realized gains on sale of securities	$185,322	$170,274	$39,049
Gross realized losses on sale of securities	(90,856)	(152,506)	(2,048)
Mark-to-market changes: debt securities trading	12,430	—	—
Mark-to-market changes: TBA MBS	173	—	—
Mark-to-market changes: hedge funds	19,283	(77,722)	—

Net realized investment gains (losses)	$126,352	$(59,954)	$37,001

     Included in gross realized gains for the year ended December 31, 2009 is a realized loss of $21,923 from the sale of the investment in the global high-yield bond fund. Included in gross realized losses for the year ended December 31, 2008 are realized losses from the sale of fixed income securities issued by Lehman Brothers Holding Ltd of $45,040, Morgan Stanley of $15,035 and Washington Mutual, Inc. of $1,722.
     g) Pledged Assets
     As of December 31, 2009 and 2008, $323,681 and $304,526, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $701,843 and $588,108 as of December 31, 2009 and 2008, respectively, and are included in fixed maturity investments.
     The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is up to $1,300,000 as of December 31, 2009 and 2008.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS — (continued)
     g) Pledged Assets — (continued)
     The following shows the Company’s trust accounts on deposit, as well as outstanding and remaining letters of credit facilities, and the collateral committed to support the letters of credit facilities as of December 31, 2009 and 2008:

	As of	As of
	December 31,	December 31,
	2009	2008
Total trust accounts on deposit	$1,025,524	$892,634
Total letters of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letters of credit facilities	1,700,000	1,700,000

Total letters of credit facilities outstanding:
Citibank Europe plc	794,609	769,853
Credit Facility	376,658	217,175

Total letters of credit facilities outstanding	1,171,267	987,028

Total letters of credit facilities remaining:
Citibank Europe plc	105,391	130,147
Credit Facility(1)	423,342	332,825

Total letters of credit facilities remaining	528,733	462,972

Collateral committed to support the letter of credit facilities	$1,208,359	$1,312,976

(1)	Net of any borrowing or repayments under the Unsecured Facility.
     Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair value of the combined total cash and cash equivalents and investments held under trust were $2,233,883 and $2,205,610 as of December 31, 2009 and 2008, respectively. Of the total letters of credit facilities outstanding as of December 31, 2009, $263,297 was used to meet security requirements for inter-company transactions and the remaining letter of credit facilities outstanding of $907,970 was used for third-party ceding companies.
     h) Analysis of Unrealized Losses
     The Company’s primary investment objective is the preservation of capital. Although the Company has been successful in meeting this objective, shifts in interest rates and credit spreads affecting valuation can temporarily place some investments in an unrealized loss position.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS – (continued)
     h) Analysis of Unrealized Losses – (continued)
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months:

	2009			2008
	Gross Fair	Unrealized		Gross Fair	Unrealized
	Value	Loss	OTTI OCI	Value	Loss	OTTI OCI
Less than 12 months
U.S. Government and Government agencies	$112,349	$(1,367)	$—	$14,625	$(551)	$—
Non-U.S. Government and Government agencies	40,450	(1,079)	—	52,646	(4,768)	—
States, municipalities and political subdivisions	7,637	(336)	—	5,943	(43)	—
Corporate debt
Financial institutions	45,697	(560)	—	237,169	(9,991)	—
Industrials	18,409	(184)	—	57,389	(810)	—
Utilities	—	—	—	2,541	(65)	—
Residential mortgage-backed
Non-agency residential	82,544	(8,797)	(1,527)	101,487	(18,576)	—
Agency residential	70,525	(1,057)	—	8,074	(88)	—
Commercial mortgage-backed	56,396	(511)	—	381,415	(79,874)	—
Asset-backed	8,516	(120)	—	79,003	(4,419)	—

	$442,523	$(14,011)	$(1,527)	$940,292	$(119,185)	$—

More than 12 months
U.S. Government and Government agencies	$271	$(22)	$—	$—	$—	$—
Non-U.S. Government and Government agencies	3,700	(511)	—	—	—	—
Corporate debt
Financial institutions	23,462	(1,191)	—	—	—	—
Residential mortgage-backed
Non-agency residential	27,265	(2,720)	(329)	1,301	(265)	—
Agency residential	214	(38)	—	—	—	—
Commercial mortgage-backed	149,074	(7,404)	—	777	(4)	—
Asset-backed	419	(26)	—	—	—	—
Global high-yield bond fund	—	—	—	89,229	(34,030)	—

	$204,405	$(11,912)	$(329)	$91,307	$(34,299)	$—

	$646,928	$(25,923)	$(1,856)	$1,031,599	$(153,484)	$—

     As of December 31, 2009 and 2008, there were approximately 159 and 95 securities, respectively, in an unrealized loss position. The gross unrealized loss of $25,923 as of December 31, 2009 was primarily the result of widening credit spreads related to increases in market risk premium and reduced market liquidity since the acquisition of these securities. Partially mitigating this loss was the improvement (tightening) in credit spreads over the past year of the securities the Company holds in its investment portfolio, which was primarily due to improving market liquidity. Generally, as credit spreads widen, the market values of the securities the Company holds fall, and vice versa.
     i) Other-than-temporary impairment charges
     Following the Company’s review of the securities in the investment portfolio during 2009, 16 securities (14 mortgage-backed securities and 2 corporate bonds) were considered to be other-than-temporarily impaired due to the present value of the expected cash

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS – (continued)
     i) Other-than-temporary impairment charges – (continued)
flows being lower than the amortized cost. Of the $68,236 recognized as OTTI, $7,614 was recognized through earnings due to credit related losses, $41,963 was recognized through earnings for those securities in an unrealized loss position where the Company’s investment managers had the discretion to sell and $18,659 was recognized in “accumulated other comprehensive income” on the consolidated balance sheets.
     For the mortgage-backed securities for which OTTI was recognized due to credit losses during the year ended December 31, 2009, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed securities. The frequency of losses was measured as the credit default rate, which includes such factors such as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage backed securities. The following table shows the range of the credit default rates and severity rates for the mortgage-backed securities for which OTTI was recognized as well as the weighted average rates.

		Weighted Average
Significant Input	Range of Inputs	of Input
Credit default rate	0.6% –11.0%	6.1%

Severity rate	30.1% – 100.0%	37.2%
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements for the year ended December 31, 2009:

For the Year
Ended December 31,
2009
Beginning balance of credit losses	$7,140
Additions for credit loss for which OTTI was not previously recognized	4,489
Reductions for securities sold during the period (realized)	(13,631)
Reductions for OTTI previously recognized due to intent to sell	—
Additions resulting from the increase in credit losses	3,125
Reductions resulting from the improvement in expected cash flows	(27)

Ending balance of credit losses	$1,096

     Following the Company’s review of the securities in the investment portfolio, 483 and 419 securities were considered to be other-than-temporarily impaired for the years ended December 31, 2008 and 2007, respectively. Consequently, the Company recorded OTTI of $212,897 and $44,618 within “net impairment charges recognized in earnings” in the consolidated income statements for the years ended December 31, 2008 and 2007, respectively. Of the total OTTI charge recognized during the year ended December 31, 2008, $164,007 was due to the Company’s investment advisers having the discretion to sell certain investments; therefore, the Company could not assert it had the intent to hold certain investments in an unrealized loss until anticipated recovery. In addition, the Company recognized an OTTI charge of $48,890 for certain debt securities with unrealized losses that the Company planned to sell subsequent to the reporting period.
     Included in the OTTI charge for the year ended December 31, 2007 was a charge of $23,915 for the Company’s investment in the Goldman Sachs Global Alpha Fund, plc (“Global Alpha Fund”). The Company reviewed the carrying value of this investment in light of the significant changes in economic conditions that occurred during 2007, which included subprime mortgage exposure, tightening of credit spreads and overall market volatility. These economic conditions caused the fair value of this investment to decline. The shares of the Global Alpha Fund were sold on December 31, 2007 for proceeds of $31,483, which resulted in a realized loss of $2,099. The Company had a write-down of $3,485 related to the Goldman Sachs Global Equity Opportunities Fund, PLC. In November 2007, the Company submitted a redemption notice to sell its shares in this fund and as a result recognized an OTTI charge. The Company sold its shares in February 2008 and recognized a loss on the sale of $278, which is included in “net realized investment gains (losses)” in the consolidated income statement for the year ended December 31, 2008. There was also a write-down of $2,171 related to fixed maturity investments held by the Company issued by a mortgage lending institution. The Company performed an analysis of the issuer, including its liquidity, business prospects and overall financial position and concluded that an other-than-temporary impairment charge should be recognized. The remaining write-downs of $15,047 were solely due to changes in interest rates.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
4. INVESTMENTS – (continued)
     i) Other-than-temporary impairment charges – (continued)
     The following shows the net impairment charges recognized in earnings for the Company’s fixed maturity investments by category for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Asset backed	$31,545	$8,913	$447
Mortgage backed	18,027	95,823	5,440
U.S. government and government agencies	5	21,102	8,302
Non-U.S. government and government agencies	—	2,779	63
Corporate	—	83,467	2,966
States, municipalities and political subdivisions	—	813	—

Total other-than-temporary impairment charges	$49,577	$212,897	$17,218

     j) Securities Lending
     As of December 31, 2008, the Company participated in a securities lending program through a lending agent, whereby the Company maintained control over the securities it temporarily lent, primarily to brokerage firms, retained the earnings and cash, and received a fee from the borrower. The Company had $173,331 on loan at December 31, 2008 with collateral held against such loaned securities amounting to $171,026. On February 10, 2009, the Company discontinued the securities lending program.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
     In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:
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
     The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of December 31, 2009.

			Fair value measurement using:
			Quoted prices in		Significant
			active markets for	Significant other	unobservable
	Carrying		identical assets	observable inputs	inputs
	amount	Total fair value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government and Government agencies	$723,300	$723,300	$268,912	$454,388	$—
Non-U.S. Government and Government agencies	283,690	283,690		283,690
States, municipalities and political subdivisions	227,408	227,408		227,408
Corporate debt	1,790,792	1,790,792		1,790,792
Mortgage-backed	1,304,075	1,304,075		1,155,944	148,131
Asset-backed	97,807	97,807		88,598	9,209

Total available for sale fixed maturity investments	4,427,072	4,427,072

Trading securities:
U.S. Government and Government agencies	$655,266	$655,266	$551,845	$103,421	$—
Non-U.S. Government and Government agencies	227,310	227,310		227,310
States, municipalities and political subdivisions	15,810	15,810		15,810
Corporate debt	793,793	793,793		793,793
Mortgage-backed	417,179	417,179		311,331	105,848
Asset-backed	434,964	434,964		339,302	95,662

Total trading fixed maturity investments	2,544,322	2,544,322
Total fixed maturity investments	6,971,394	6,971,394
Total other invested assets, fair value	184,869	184,869	144		184,725

Total investments	$7,156,263	$7,156,263	$820,901	$5,791,787	$543,575

Senior notes	498,919	531,250		531,250

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
5. FAIR VALUE OF FINANCIAL INSTRUMENTS– (continued)
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2009.
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
     Non-U.S. government and government agencies: Comprised of fixed income obligations of non-U.S. governmental entities. The fair values of these securities are based on prices obtained from international indices and are included in the Level 2 fair value hierarchy.
     States, municipalities and political subdivisions: Comprised of fixed income obligations of U.S. domiciled state and municipality entities. The fair values of these securities are based on prices obtained from the new issue market, and are included in the Level 2 fair value hierarchy.
     Corporate debt: Comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using spread above the London Interbank Offered Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
     Mortgage-backed: Primarily comprised of AAA-rated pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the mortgage-backed securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.
     Asset-backed: Principally comprised of AAA-rated bonds backed by pools of automobile loan receivables, home equity loans, credit card receivables and collateralized loan obligation originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the asset-backed securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.
     Hedge funds: Comprised of hedge funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager, and as such, the fair values of those hedge funds are included in the Level 3 fair value hierarchy.
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg, which was 106.2% of their principal amount, providing an effective yield of 6.3% as of December 31, 2009. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
5. FAIR VALUE OF FINANCIAL INSTRUMENTS— (continued)
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the year ended December 31, 2009.

	Fair value measurement using significant
	unobservable inputs (Level 3):
		Mortgage-
	Hedge Funds	backed	Asset-backed
Year Ended December 31, 2009
Opening balance	$48,573	$—	$—
Total gains or losses included in earnings:
Realized (losses) gains	(3,007)	—	—
Change in fair value of hedge fund investments	22,366	—	—
Purchases or sales	116,793	—	—
Transfers in and/or (out) of Level 3	—	253,979	104,871

Ending balance	$184,725	$253,979	$104,871

Year Ended December 31, 2008
Opening balance	$241,435	$—	$—
Total gains or losses included in earnings:
Realized gains (losses)	12,159	—	—
Change in fair value of hedge fund investments	(77,886)	—	—
Purchases or sales	(127,135)	—	—
Transfers in and/or (out) of Level 3	—	—	—

Ending balance	$48,573	$—	$—

     During the year ended December 31, 2009 the Company attempted to verify the significant inputs used by broker-dealers in determining the fair value of the securities priced by them. If the Company could not obtain sufficient information to determine if the broker-dealers were using significant observable inputs such securities have been transferred to Level 3 fair value hierarchy. The Company believes the prices obtained from the broker-dealers are the best estimate of fair value of the securities being price as the broker-dealers are typically involved in the initial pricing of the security and the Company has compared the price per the broker-dealer to other pricing sources and noted no material differences.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
6. RESERVE FOR LOSSES AND LOSS EXPENSES
     The reserve for losses and loss expenses consists of the following:

	2009	2008
OSLR	$1,152,035	$1,132,931
IBNR	3,609,737	3,443,897

Reserve for losses and loss expenses	$4,761,772	$4,576,828

     The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2009, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoveries.

	2009	2008	2007
Gross liability at beginning of year	$4,576,828	$3,919,772	$3,636,997
Reinsurance recoverable at beginning of year	(888,314)	(682,765)	(689,105)

Net liability at beginning of year	3,688,514	3,237,007	2,947,892

Acquisition of net reserve for losses and loss expenses	—	298,927	—
Net losses incurred related to:
Current year	852,052	921,217	805,417
Prior years	(247,992)	(280,095)	(123,077)

Total incurred	604,060	641,122	682,340

Net paid losses related to:
Current year	42,320	79,037	32,599
Prior years	415,901	395,163	365,251

Total paid	458,221	474,200	397,850

Foreign exchange revaluation	7,428	(14,342)	4,625
Net liability at end of year	3,841,781	3,688,514	3,237,007
Reinsurance recoverable at end of year	919,991	888,314	682,765

Gross liability at end of year	$4,761,772	$4,576,828	$3,919,772

     The net reserve for losses and loss expenses acquired of $298,927 represents the reserves acquired from Darwin during the year ended December 31, 2008. The net reserve for losses and loss expenses acquired from the acquisition of Finial Insurance Company was nil as the gross reserve for losses and loss expenses was 100% ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc.
     For the year ended December 31, 2009, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance segment in the 2004 and 2005 loss years related to the general casualty, healthcare and professional lines of business.
     For the year ended December 31, 2008, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance segment, as well as net favorable reserve development related to the 2004 and 2005 windstorms in the international insurance and reinsurance segments.
     For the year ended December 31, 2007, the favorable reserve development in net losses incurred related to prior years was primarily due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance segment in the 2004 loss year related to the general casualty, professional lines and healthcare lines of business.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
7. CEDED REINSURANCE
     The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2009 its reinsurers are able to meet, and will meet, all of their obligations under the agreements. The amount of reinsurance recoverable is as follows:

	2009	2008
OSLR recoverable	$266,540	$330,816
IBNR recoverable	653,451	557,498

Reinsurance recoverable	$919,991	$888,314

     The Company purchases both facultative and treaty reinsurance. For facultative reinsurance, the amount of reinsurance recoverable on paid losses as of December 31, 2009 and 2008 was $4,471 and $4,033, respectively. For treaty reinsurance, the right of offset between losses and premiums generally exists within the treaties. As a result, the net balance of reinsurance recoverable from or payable to the reinsurer has been included in “insurance balances receivable” or “reinsurance balances payable,” respectively, on the consolidated balance sheets. The amounts representing the reinsurance recoverable on paid losses included in these balances as of December 31, 2009 and 2008 were $26,695 and $37,354, respectively. In addition with the purchase of Darwin, the Company has excess of loss reinsurance structured on a variable-rate basis, which provides for the refund of a portion of premium if the ultimate loss ratio is lower than an initial provisional loss ratio set out in the reinsurance contract. For these variable-rate reinsurance treaties, the ceded premium incurred is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. During the year ending December 31, 2009 we recognized $3,001 of adjustments related to the variable-rate excess of loss reinsurance contracts. The adjustments were recognized in “premium ceded” and were fully earned as a reduction in premiums ceded and ceded premiums earned.
     Direct, assumed, ceded premiums written and earned and losses and loss expenses incurred for the years ended December 31, 2009, 2008 and 2007 are as follows:

			Losses and
	Premiums	Premiums	Loss
	Written	Earned	Expenses
December 31, 2009
Direct	$1,230,770	$1,241,488	$565,401
Assumed	465,575	456,596	235,237
Ceded	(375,220)	(381,192)	(196,578)

	$1,321,125	$1,316,892	$604,060

December 31, 2008
Direct	$1,015,444	$997,619	$578,284
Assumed	430,140	466,296	239,236
Ceded	(338,356)	(347,010)	(176,398)

	$1,107,228	$1,116,905	$641,122

December 31, 2007
Direct	$969,450	$1,003,924	$577,701
Assumed	536,059	504,300	294,427
Ceded	(352,399)	(348,282)	(189,788)

	$1,153,110	$1,159,942	$682,340

     Of the premiums ceded during the year ended December 31, 2009, approximately 57% were ceded to four reinsurers. Of the premiums ceded during the year ended December 31, 2008, 56% were ceded to four reinsurers and during the year ended December 31, 2007, 41% were ceded to two reinsurers.
8. DEBT AND FINANCING ARRANGEMENTS
     On July 21, 2006, the Company issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%. Included in “interest expense” in the consolidated income statements for the years ended December 31, 2009, 2008 and 2007, is the interest expense of $37,596, $37,596 and $37,421, the amortization of the discount in the amount of $123, $114 and $106, and

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
8. DEBT AND FINANCING ARRANGEMENTS-(continued)
the amortization of offering costs amounting to $372, $345 and $321, respectively, related to the Senior Notes. Interest payable on the Senior Notes at December 31, 2009 and 2008 was $15,625 and is included in “accounts payable and accrued liabilities” on the consolidated balance sheets.
     The Senior Notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The Company has no current expectations of calling the notes prior to maturity.
     The Company has a collateralized amended letter of credit facility (the “Credit Facility”) with Citibank Europe plc. that has been has been and will continue to be used to issue standby letters of credit. The Credit Facility was amended in December 2008 to provide the Company with greater flexibility in the types of securities that are eligible to be posted as collateral and to increase the maximum aggregate amount available under the Credit Facility from $750,000 to $900,000 on an uncommitted basis.
     In November 2007, the Company entered into a $800,000 five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, the Company terminated the Letter of Credit Facility with Barclays Bank Plc and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. The Company is in compliance with all covenants under the Facility as of December 31, 2009.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000. The one lender in the Credit Facility with a $20,000 commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. This lender will not meet its commitment under the Credit Facility.
     In November 2008, Holdings requested a $250,000 borrowing under its Unsecured Facility. The borrowing requested was to ensure the preservation of the Company’s financial flexibility in light of the uncertainty in the credit markets at that time. On November 21, 2008, the Company received $243,750 of loan proceeds from the borrowing, as $6,250 was not received from the lender in bankruptcy. On February 23, 2009, the Company repaid in full the $243,750 borrowing under its Unsecured Facility.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
9. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2009, 2008 and 2007:

		Intangible assets
		with indefinite	Intangible assets
	Goodwill	lives	with finite lives	Total

Net balance at December 31, 2007	$—	$3,920	$—	$3,920
Additions	268,532	20,000	48,200	336,732
Amortization	—	—	(710)	(710)

Net balance at December 31, 2008	268,532	23,920	47,490	339,942
Additions	—	—	—	—
Amortization	—	—	(4,185)	(4,185)
Impairments	(156)	—	(6,866)	(7,022)

Net balance at December 31, 2009	268,376	23,920	36,439	328,735

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(4,895)	(4,895)
Impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$36,439	$328,735

     On February 29, 2008, the Company completed the purchase of Finial Insurance Company. The fair value of the insurance licenses acquired was $12,000 at acquisition and was recorded as an intangible asset with an indefinite life. The Company also recognized goodwill of $3,917 related to the acquisition.
     On October 20, 2008, the Company completed the purchase of Darwin. The fair value of the insurance licenses acquired was $8,000 at acquisition and was recorded as an intangible asset with an indefinite life. The fair value of the trademark, renewal rights, covenants-not-to-compete and the internally developed software acquired was $48,200 at acquisition and was recorded as intangible assets with finite lives. At the end of 2009, the Company made a strategic decision to market all products, with few limited exceptions, under the Allied World brand instead of under the Darwin brand. The Company believes that Darwin related business will benefit from greater access to markets under the Allied World brand, which is a more internationally recognized brand. This resulted in a significant change in the extent and manner in which the trademark would be utilized. As such, a $6,866 impairment was incurred and included in “amortization and impairment of intangible assets” in the Company’s consolidated income statements for the year ended December 31, 2009 to write off the unamortized balance of the Darwin trademark. No additional impairment was incurred as the Company will continue to utilize and benefit from the existing renewal rights, covenants-not-to-compete and internally developed software. The amortization of the intangible assets with definite lives for the years ended December 31, 2010, 2011, 2012, 2013, 2014 and thereafter will be $3,483, $2,978, $2,533, $2,533, $2,533 and $22,379, respectively. The intangible assets will be amortized over a weighted average useful life of 13.4 years. The Company also recognized goodwill of $264,615 related to the acquisition. The goodwill impairment charge of $156 was due to additional contingent consideration recognized from an acquisition that Darwin had made prior to being acquired by the Company that was subsequently determined to not be payable to the seller and therefore impaired.
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
     Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland and Hong Kong. The following tax years by jurisdiction are open to examination:

Fiscal Years
U.S. Internal Revenue Service (“IRS”) for the U.S. subsidiaries	2006 — 2009
Inland Revenue for the U.K. branches	2008 — 2009
Irish Revenue Commissioners for the Irish subsidiaries	2005 — 2009
Swiss Federal Tax Administration for the Swiss branch	2008 — 2009
Inland Revenue Department for the Hong Kong branch	2009

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
10. INCOME TAXES—(continued)
     To the best of the Company’s knowledge, there are no examinations pending by the Inland Revenue or the Irish Revenue Commissioners. The Company received notification from the IRS dated April 17, 2009 that its federal excise tax return for the quarter ended December 31, 2008 has been selected for examination. This examination has been completed and the Company received a refund. In addition the IRS is currently conducting an examination of Darwin’s 2006 tax returns. The IRS’s examination is currently in its preliminary stages.
     Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2009.
     Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current income tax expense	$38,763	$10,220	$6,730
Deferred income tax benefit	(2,119)	(17,853)	(5,626)

Income tax expense (benefit)	$36,644	$(7,633)	$1,104

     As of December 31, 2009 the current tax receivable was $3,219 and has been included in “other assets” on the consolidated balance sheets. As of December 31, 2008 the current tax liability was $2,396 and has been included in “accounts payable accrued liabilities” on the consolidated balance sheets.
     Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Unearned premium	$9,893	$9,894
Realized gains	6,917	1,286
Deferred acquisition costs	6,403	896
Reserve for losses and loss expenses	16,658	15,799
Equity compensation	14,414	11,100
Other-than-temporary impairments	586	15,329
Mark-to-market on securities acquired	6,303	11,114
Unrealized translation on investments in foreign currency	—	1,771

Total deferred tax assets	61,174	67,189

Deferred tax liabilities:
Unrealized appreciation and timing difference on investments	(16,378)	(17,085)
Intangible assets	(18,804)	(22,483)
Market discount on bonds	(410)	(4,350)
Other deferred tax liabilities	(3,687)	(819)

Total deferred tax liabilities	(39,279)	(44,737)

Net deferred tax assets	$21,895	$22,452

     Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
10. INCOME TAXES—(continued)
     The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The actual income tax rate for the years ended December 31, 2009, 2008 and 2007 differed from the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes as a result of the following:

	2009	2008	2007
Income before taxes	$643,531	$176,002	$470,286
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates.	5.6%	(3.2)%	0.3%
Disallowed expenses and capital allowances	0.1%	0.3%	0.2%
Prior year refunds and adjustments	(0.1)%	(1.1)%	(0.2)%
Other	0.1%	(0.4)%	(0.1)%

Effective tax rate	5.7%	(4.4)%	0.2%

11. SHAREHOLDERS’ EQUITY
     a) Authorized Shares
     The authorized share capital of Holdings as at December 31, 2009 and 2008 was $10,000. The issued share capital consists of the following:

	2009	2008
Common shares issued and fully paid, par value $0.03 per share	49,734,487	49,036,159

Share capital at end of year	$1,492	$1,471

     As of December 31, 2009, there were outstanding 41,255,394 voting common shares and 8,479,093 non-voting common shares.
     b) Share Warrants
     In conjunction with the private placement offering at the formation of the Company, the Company granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. As of December 31, 2009, none of these founder warrants have been exercised.
     c) Dividends
     The Company paid quarterly dividends of $0.18 per common share on each of April 2, 2009, June 11, 2009 and September 10, 2009, payable to shareholders of record on March 17, 2009, May 26, 2009 and August 25, 2009, respectively. The Company paid a quarterly dividend of $0.20 per common share on December 10, 2009, payable to shareholders of record on November 24, 2009.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
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

		Year Ended December 31, 2009
		Weighted
		Average	Weighted Average	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at beginning of year	1,358,151	$33.63
Granted	279,540	38.97
Exercised	(265,694)	(28.00)
Forfeited	(51,700)	(41.61)
Expired	(5,390)	(43.69)

Outstanding at end of year	1,314,907	35.54	6.5 years	$13,852

Exercisable at end of year	701,896	$31.66	5 years	$10,118

     The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $4,283, $2,403 and $3,656, respectively.
     Assumptions used in the option-pricing model for the options revalued at the time of the IPO, and for those issued subsequent to the IPO are as follows:

	Options granted	Options granted	Options granted
	during the year ended	during the year ended	during the year ended
	December 31, 2007	December 31, 2008	December 31, 2009
Expected term of option	6.25 years	6.25 years	4.75 years
Weighted average risk-free interest rate	4.60%	2.58%	2.03%
Weighted average expected volatility	22.82%	24.22%	42.96%
Dividend yield	1.50%	1.66%	1.71%
Weighted average fair value on grant date	$12.05	$9.63	$12.80

     During 2009, the Company determined that there is sufficient Company specific information available to determine the expected term of the option and the expected volatility. As a result, the expected term of the option is based on the historical terms of options granted since the inception of the Company and the expected volatility is based on the volatility of the fair market value of Holdings’ common shares. During the year ended December 31, 2008 and prior, the Company used the simplified method to determine the expected life, and the Company used the average of five volatility statistics from comparable companies, as well as the Company’s volatility, in order to derive the expected volatility. The Company has assumed a weighted average annual forfeiture rate of 5.67% in determining the compensation expense over the service period.
     Compensation expense of $2,556, $2,405 and $2,551 relating to the options have been included in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $28,699 and $18,375, respectively, in connection with all options granted. During the year ended December 31, 2009, the Company received cash upon the exercise of stock options of $7,442.
     As of December 31, 2009, there was remaining $5,067 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 1.7 years.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
12. EMPLOYEE BENEFIT PLANS-(continued)
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

	Year ended December 31, 2009
		Weighted
		Average Grant
	RSUs	Date Fair Value
Outstanding RSUs at beginning of year	971,707	$36.81
RSUs granted	133,575	39.01
RSUs fully vested	(156,119)	(40.15)
RSUs forfeited	(33,731)	(38.29)

Outstanding RSUs at end of year	915,432	$36.51

     Compensation expense of $9,003, $7,988 and $7,418 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2009, 2008 and 2007, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. The Company has assumed a weighted average annual forfeiture rate of 5.29% in determining the compensation expense over the service period. The RSUs vested in 2009, 2008 and 2007 had intrinsic values of $6,212, $6,663 and $1,678 at the time of vesting, based on average market values per share of $40.15, $46.05 and $43.60, respectively.
     As of December 31, 2009 and 2008, the Company has recorded $28,827 and $20,247, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.
     As of December 31, 2009, there was remaining $17,994 of total unrecognized compensation expense related to unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 1.6 years. Based on a December 31, 2009 market value of $46.07 per share, the outstanding RSUs had an intrinsic value of $42,174 as of December 31, 2009.
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

	Year ended December 31, 2009
		Weighted
		Average Grant
		Date
	LTIP	Fair Value
Outstanding LTIP awards at beginning of year	1,066,319	$41.61
LTIP awards granted	278,759	39.02
Additional LTIP awards granted due to the achievement of 2006 — 2008 performance criteria	98,338	34.00
LTIP awards vested	(295,005)	34.00

Outstanding LTIP awards at end of year	1,148,411	$42.28

     Compensation expense of $25,580, $17,820 and $12,522 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2009, 2008 and 2007, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
12. EMPLOYEE BENEFIT PLANS — (continued)
     c) Long-Term Incentive Plan — (continued)
The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $59,777 and $34,206 have been included in “additional paid-in capital” on the consolidated balance sheets as of December 31, 2009 and 2008, respectively.
     In calculating the compensation expense and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated for the LTIP awards granted in 2008 and 2007 that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the performance goals, the LTIP awards granted in 2008 and 2007 are expensed at 150% of the fair market value of Holdings’ common shares on the date of grant. For the LTIP awards granted in 2009, it is estimated that the target performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the performance goals, the LTIP awards granted in 2009 are expensed at 100% of the fair market value of Holdings’ common shares on the date of grant. The expense is recognized over the performance period.
     As of December 31, 2009, there was remaining $19,036 of total unrecognized compensation expense related to unvested LTIP awards. This expense is expected to be recognized over a period of 1.5 years. Based on a December 31, 2009 market value of $46.07 per share, the outstanding LTIP awards had an intrinsic value of $86,530 as of December 31, 2009.
     As part of the acquisition of Darwin, the Company assumed Darwin’s Long-Term Incentive Plan (“Darwin LTIP”) that it had implemented for certain of its key employees. Initially, the Darwin LTIP allocated 20% of the underwriting profit for each year (premiums net of losses and expenses) plus 20% of the investment income based on average net assets outstanding in each year (at a deemed interest rate equal to the 10 year U.S. Treasury note rate) to the Darwin LTIP participants, based on their assigned percentage interests. Interests in these profit pools vest over a four-year period. The payments due are made in increments over the fourth, fifth and sixth years.
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
     The Darwin LTIP is intended to produce payouts consistent with long-term profitability. Accordingly, the right of offset exists where, in the event that any year produces a negative underwriting result, this negative amount would be offset against credits available under the profit pool established for another year. This offset can be applied against any of the unpaid year balances whether prior or subsequent to the year in question. At December 31, 2009 and 2008, the Company had recorded liabilities of $16,516 and $18,640, respectively, for the LTIP in “accounts payable and accrued expenses” on the consolidated balance sheets. The Company recognized $5,851 and $3,125 in expenses related to the Darwin LTIP during the years ended December 31, 2009 and 2008, respectively, which have been included in “general and administrative expenses” in the Company’s consolidated income statements. The Darwin LTIP is in run-off and any awards after 2008 to former participants in the Darwin LTIP are being granted under the Company’s LTIP.
     d) Cash-equivalent stock awards
     During 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and LTIP awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Holdings’ common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. As of December 31, 2009, the liability for the cash-equivalent stock awards was $3,260 and the expense recognized during the year ended December 31, 2009 was $3,260.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
12. EMPLOYEE BENEFIT PLANS — (continued)
d) Cash-equivalent stock awards — (continued)
     The following table shows the stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards for the years ended December 31, 2009, 2008 and 2007.

	For the years ended December 31,
	2009	2008	2007
Stock Options	$2,556	$2,405	$2,551
RSUs	9,003	7,988	7,418
LTIP	25,580	17,820	12,522
Cash-equivalent stock awards	3,260	—	—

Total	$40,399	$28,213	$22,491

     e) Pension Plans
     The Company provides defined contribution retirement plans for its employees and officers. Pursuant to the employees’ plan, each participant can contribute 5% or more of their salary and the Company will contribute an amount equal to 5% of each participant’s salary. Officers are also eligible to participate in one of various supplementary retirement plans, in which each participant may contribute up to 25% of their annual base salary. The Company will contribute to the officer plans an amount equal to 10% of each officer’s annual base salary. Prior to April 1, 2008, base salary was capped at $200 per year for pension purposes. Effective as of April 1, 2008, the Company contributes under the SERP up to 10% of a participant’s annual base salary in excess of the then-effective maximum amount of annual compensation that could be taken into account under a qualified plan under the Internal Revenue Code, as established by the Internal Revenue Service from time to time, with an annual base salary cap of $600. The amount that an individual employee or officer can contribute may also be subject to any regulatory requirements relating to the country of which the individual is a citizen. The amounts funded and expensed during the years ended December 31, 2009, 2008 and 2007 were $4,886, $3,364 and $3,504, respectively.
     f) Employee Share Purchase Plan
     In 2008, the Company established the Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan (“ESPP”). Under this plan, eligible employees of the Company may purchase common stock of the Company at a 15% discount from the fair market value of one common share on the last trading day of each offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 1,000,000 shares of stock to eligible employees under the ESPP. The amount expensed during the year ended December 31, 2009 and 2008 was $162 and $62, respectively.
13. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	2009	2008	2007
Basic earnings per share
Net income	$606,887	$183,635	$469,182
Weighted average common shares outstanding	49,503,438	48,936,912	59,846,987

Basic earnings per share	$12.26	$3.75	$7.84

	2009	2008	2007
Diluted earnings per share
Net income	$606,887	$183,635	$469,182
Weighted average common shares outstanding	49,503,438	48,936,912	59,846,987
Share equivalents: Options and warrants	1,241,644	1,046,185	1,807,903
Restricted stock units	413,714	419,936	349,760
LTIP awards	833,878	744,182	326,515

Weighted average common shares and common share equivalents outstanding — diluted	51,992,674	51,147,215	62,331,165

Diluted earnings per share	$11.67	$3.59	$7.53

     For the years ended December 31, 2009, 2008 and 2007, a weighted average of 709,793, 452,300 and 10,208 employee stock options, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
13. EARNINGS PER SHARE—(continued)
For the year ended December 31, 2009, a weighted average of 133,072 of RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.
14. RELATED PARTY TRANSACTIONS
     a) American International Group, Inc.
     We have written business with AIG subsidiaries either through underwriting agreements or through producers. The gross premiums written, brokerage fees and commissions paid, and the losses and loss expenses paid to AIG subsidiaries while they were related parties, as determined under U.S. GAAP, are as follows:

2007
Gross premiums written	$106,705
Brokerage and commissions	20,550
Paid losses and loss expenses	95,722
     Of the total premiums ceded during the year ended December 31, 2007, $13,274 was ceded to AIG subsidiaries and reinsurance recoverable from AIG subsidiaries as of December 31, 2007 was $9,917. The total reinsurance and insurance balance receivable due from AIG and its subsidiaries as of December 31, 2007 was $26,810
     On November 29, 2006, the Company entered into a lease with American International Company, Limited (“AICL”), a subsidiary of AIG, whereby the Company agreed to lease from AICL newly constructed office space in Bermuda that serves as the Company’s corporate headquarters. The initial term of the lease is for 15 years which commenced on October 1, 2006 with an option to renew for an additional 10-year period, after which time the lease expires. For the first five years under the lease, the Company pays an aggregate monthly rent and user fees of approximately $393. The aggregate monthly rent is determined by price per square foot that varies based on the floor being rented. In addition to the rent, the Company will also pay certain maintenance expenses.
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
     b) The Chubb Corporation
     Since June 11, 2002, the Company has entered into various reinsurance agreements with various subsidiaries of Chubb, a shareholder of the Company during 2009. These arrangements are currently in run-off.
     We have written business with Chubb subsidiaries either through underwriting agreements or through producers. The gross premiums written through, and brokerage fees and commissions paid to Chubb subsidiaries, and the losses and loss expenses paid, are as follows:

	2009	2008	2007
Gross premiums written	$9,548	$10,541	$12,405
Brokerage and commissions	2,103	2,585	3,074
Paid losses and loss expenses	1,395	6,808	2,355
     Of the total premiums ceded during the years ended December 31, 2009, 2008 and 2007, $6, $1,128 and $8,249 were ceded to Chubb subsidiaries, respectively. Reinsurance recoverable from Chubb subsidiaries as of December 31, 2009 and 2008 was $4,891 and $4,130, respectively. The total reinsurance and insurance balances receivable due from Chubb and its subsidiaries as of December 31, 2009 and 2008 are $2,775 and $2,189, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
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
     As of December 31, 2009 and 2008, substantially all of the Company’s cash and investments were held with one custodian.
     As of December 31, 2009, 49% of reinsurance recoverable was recoverable from four reinsurers, of which one reinsurer is rated A+ by A.M. Best Company, two reinsurers are rated A and the other reinsurer is rated A-. As of December 31, 2008, 55% of reinsurance recoverable, excluding IBNR ceded, was recoverable from four reinsurers, of which one reinsurer is rated A+ by A.M. Best Company, two reinsurers are rated A and the other reinsurer is rated A-. The Company believes that these reinsurers are able to meet, and will meet, all of their obligations under their reinsurance agreements.
     Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any allowance for doubtful accounts against the receivable balance.
     b) Operating Leases
     The Company leases office space under operating leases expiring in various years through 2021. The Company also leases an aircraft through 2011. The following are future minimum rental payments as of December 31, 2009:

2010	$13,352
2011	11,959
2012	10,726
2013	10,426
2014	9,684
2015 through 2021	46,949

$103,096

     Total rental expenses for the years ended December 31, 2009, 2008 and 2007 were $12,211, $10,992 and $8,749, respectively.
     c) Producers
     For the year ended December 31, 2009, two producers individually accounted for 10% or more of total gross premiums written. These two producers accounted for 26% and 21% of gross premiums written, respectively. For the year ended December 31, 2008, three producers individually accounted for 10% or more of total gross premiums written. These three producers accounted for 28%, 26% and 10% of gross premiums written, respectively. For the year ended December 31, 2007, three producers individually accounted for 10% or more of total gross premiums written. These three producers accounted for 30%, 24% and 10% of gross premiums written, respectively. Each of these producers intermediate on business written in all three segments, namely U.S. insurance, international insurance and reinsurance.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
15. COMMITMENTS AND CONTINGENCIES — (continued)
     d) Legal Proceedings — (continued)
have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. Neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint. Written discovery has begun but has not been completed. As a result of the court granting motions to dismiss in the related putative class action proceeding, prosecution of this case is currently stayed and the court is deciding whether to extend the current stay during the pendency of an appeal filed by the class action plaintiffs with the Third Circuit Court of Appeals. At this point it is not possible to predict its outcome, the Company does not, however, currently believe that the outcome will have a material adverse effect on the Company’s operations or financial position.
16. STATUTORY CAPITAL AND SURPLUS
     Holdings’ ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Holdings and its subsidiaries operate.
     The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”) and is obliged to comply with various provisions of the Insurance Act regarding solvency and liquidity. Under the Insurance Act, this subsidiary is required to maintain minimum statutory capital and surplus equal to the greatest of $100,000, 50% of net premiums written (being gross written premium less ceded premiums, with a maximum of 25% of gross premiums considered as ceded premiums for the purpose of this calculation), and 15% of the reserve for losses and loss expenses. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2009 and 2008, this subsidiary had statutory capital and surplus of approximately $3,061,711 and $2,306,794, respectively. As of December 31, 2009 and 2008, the minimum solvency margin required was $529,367 and $491,217, respectively. The Insurance Act limits the maximum amount of annual dividends or distributions paid by this subsidiary to Holdings without notification to the Bermuda Monetary Authority (“BMA”) of such payment (and in certain cases prior approval of the BMA). As of December 31, 2009 and 2008, the maximum amount of dividends which could be paid without such notification was $765,428 and $576,699, respectively. For the years ended December 31, 2009, 2008 and 2007, the statutory net income was $570,306, $247,361 and $496,717, respectively. The statutory capital and surplus, maximum amount of dividends which could be paid without notification and statutory net income as of and for the year-ended December 31, 2008 have been restated to reflect the amounts as filed with BMA. Adjustments to the statutory financial statements occurred after the filing of the Form 10-K for the year ended December 31, 2008, which resulted in the change in statutory capital and surplus, maximum amount of dividends which could be paid without notification and statutory net income as of and for the year-ended December 31, 2008.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
16. STATUTORY CAPITAL AND SURPLUS — (continued)
determined by law, and comply with capital requirements and licensing rules. As of December 31, 2009 and 2008, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.
     The amount of dividends that can be distributed by the U.S. subsidiaries without prior approval by the applicable insurance commissioners is $41,755 and nil for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, these subsidiaries had a combined statutory capital and surplus of approximately $928,890 and $811,877, respectively. For the years ended December 31, 2009, 2008 and 2007, the combined statutory net income was $79,622, $3,186 and $4,412, respectively.
     The Company’s Irish insurance subsidiary, Allied World Assurance Company (Europe) Limited, is regulated by the Irish Financial Regulator pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2007 (the “Irish Insurance Acts and Regulations”). This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2009 and the Irish Insurance Acts and Regulations. This subsidiary is obliged to maintain a minimum level of capital, and a “Minimum Guarantee Fund”. The Minimum Guarantee Fund includes share capital and capital contributions. As of December 31, 2009 and 2008, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2009 and 2008, this subsidiary had statutory capital and surplus of approximately $54,785 and $53,767, respectively. As of December 31, 2009 and 2008 the minimum capital and surplus required to be held was $13,432 and $13,998, respectively. The statutory net income (loss) was $1,681, ($4,522) and $5,179 for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Company’s Irish reinsurance subsidiary, Allied World Assurance Company (Reinsurance) Limited (“AWAC Re”), in accordance with Section 22 of the Insurance Act, 1989, and the Reinsurance Regulations 1999, notified the Irish Financial Regulator of its intent to carry on the business of reinsurance. On June 9, 2003, the Irish Financial Regulator informed this subsidiary that it had no objections to its incorporation and the establishment of a reinsurance business. This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2009 and the Irish Insurance Acts and Regulations. On August 18, 2004, it was granted permission under Part IV of the Financial Services and Markets Act 2000 by the Financial Services Authority (“FSA”) to write reinsurance in the U.K. via its London branch; however, it was subject to whole firm supervision by the FSA in the absence of a single common E.U. framework for the authorization and regulation of reinsurers. Following the implementation of the E.U. Reinsurance Directive, since December 10, 2007, AWAC Re is now regulated by the Irish Financial Regulator and maintains branches in London, England and Zug, Switzerland. This subsidiary is obliged to maintain a minimum level of capital, the “Required Minimum Margin”. As of December 31, 2009 and 2008, this subsidiary met those requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2009 and 2008, this subsidiary had statutory capital and surplus of approximately $324,402 and $317,093, respectively. The minimum capital and surplus requirement as of December 31, 2009 and 2008 was approximately $11,435 and $12,246, respectively. The statutory net income (loss) was $12,227, $16,530 and ($3,960) for the years ended December 31, 2009, 2008 and 2007, respectively.
     In March 2009, Allied World Assurance Company, Ltd received regulatory approval from the office of the Insurance Commissioner in Hong Kong to operate as a branch office from which it conducts general insurance business in certain specified classes.
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
     The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts. The reinsurance segment includes the reinsurance of property, general

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
17. SEGMENT INFORMATION—(continued)
casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.
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
     The following table provides a summary of the segment results for the years ended December 31, 2009, 2008 and 2007. All segment information for the years ended December 31, 2008 and 2007 has been recast under the new segment format.

		International
2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$674,826	$555,944	$465,575	$1,696,345
Net premiums written	493,067	362,893	465,165	1,321,125
Net premiums earned	447,491	413,170	456,231	1,316,892
Other income	1,506	—	—	1,506
Net losses and loss expenses	(211,363)	(158,062)	(234,635)	(604,060)
Acquisition costs	(58,114)	(2,742)	(87,991)	(148,847)
General and administrative expenses	(115,797)	(84,390)	(48,405)	(248,592)

Underwriting income	63,723	167,976	85,200	316,899
Net investment income				300,675
Net realized investment gains				126,352
Net impairment charges recognized in earnings				(49,577)
Amortization and impairment of intangible assets				(11,051)
Interest expense				(39,019)
Foreign exchange loss				(748)

Income before income taxes				$643,531

Loss and loss expense ratio	47.2%	38.3%	51.4%	45.9%
Acquisition cost ratio	13.0%	0.7%	19.3%	11.3%
General and administrative expense ratio	25.9%	20.4%	10.6%	18.9%

Combined ratio	86.1%	59.4%	81.3%	76.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
17. SEGMENT INFORMATION—(continued)

		International
2008	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$319,985	$695,459	$430,140	$1,445,584
Net premiums written	212,978	465,869	428,381	1,107,228
Net premiums earned	179,818	472,550	464,537	1,116,905
Other income	746	—	—	746
Net losses and loss expenses	(103,363)	(288,620)	(249,139)	(641,122)
Acquisition costs	(17,832)	(3,774)	(90,963)	(112,569)
General and administrative expenses	(66,810)	(75,490)	(43,550)	(185,850)

Underwriting (loss) income	(7,441)	104,666	80,885	178,110
Net investment income				308,775
Net realized investment losses				(59,954)
Net impairment charges recognized in earnings				(212,897)
Amortization and impairment of intangible assets				(710)
Interest expense				(38,743)
Foreign exchange gain				1,421

Income before income taxes				$176,002

Loss and loss expense ratio	57.5%	61.1%	53.6%	57.4%
Acquisition cost ratio	9.9%	0.8%	19.6%	10.1%
General and administrative expense ratio	37.1%	16.0%	9.4%	16.6%

Combined ratio	104.5%	77.9%	82.6%	84.1%

		International
2007	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$192,719	$776,731	$536,059	$1,505,509
Net premiums written	123,234	493,988	535,888	1,153,110
Net premiums earned	128,282	527,699	503,961	1,159,942
Net losses and loss expenses	(53,076)	(328,401)	(300,863)	(682,340)
Acquisition costs	(11,364)	(5,791)	(101,804)	(118,959)
General and administrative expenses	(29,676)	(72,842)	(39,123)	(141,641)

Underwriting income	34,166	120,665	62,171	217,002
Net investment income				297,932
Net realized investment losses				37,001
Net impairment charges recognized in earnings				(44,618)
Interest expense				(37,848)
Foreign exchange gain				817

Income before income taxes				$470,286

Loss and loss expense ratio	41.4%	62.2%	59.7%	58.8%
Acquisition cost ratio	8.9%	1.1%	20.2%	10.3%
General and administrative expense ratio	23.1%	13.8%	7.8%	12.2%

Combined ratio	73.4%	77.1%	87.7%	81.3%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the years ended December 31, 2009, 2008 and 2007. All inter-company premiums have been eliminated.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
17. SEGMENT INFORMATION — (continued)

	2009	2008	2007
United States	$748,111	$321,468	$123,233
Bermuda	433,419	636,662	876,484
Europe	134,253	149,098	153,393
Hong Kong	5,342	—	—

Total net premiums written	$1,321,125	$1,107,228	$1,153,110

     The decrease in net premiums written for the Bermuda operations was due to the continued non-renewal of business that did not meet the Company’s underwriting requirements and due to the fact that certain treaties that were previously written in Bermuda during the year ended December 31, 2008 were renewed by one of the Company’s U.S. companies or by the Company’s Swiss reinsurance operations during the year ended December 31, 2009. The increase in net premiums written in the United States was primarily driven by the inclusion of Darwin for the year ended December 31, 2009 following the acquisition in October 2008, as well as the renewal of certain treaties previously written in Bermuda.
18. SUBSEQUENT EVENTS
     On February 23, 2010, the Company declared a quarterly dividend of $0.20 per common share, payable on April 1, 2010 to shareholders of record on March 16, 2010.
     On February 27, 2010, a major earthquake occurred in Chile. It is still too early to quantify the impact, if any, of the earthquake to the Company’s results of operations or financial condition.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
19. UNAUDITED QUARTERLY FINANCIAL DATA
     The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2009 and 2008:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
REVENUES:
Gross premiums written	$322,129	$401,837	$492,782	$479,597
Premiums ceded	(88,435)	(80,881)	(131,344)	(74,559)

Net premiums written	233,694	320,956	361,438	405,038
Change in unearned premiums	96,787	7,815	(27,770)	(81,066)

Net premiums earned	330,481	328,771	333,668	323,972
Net investment income	73,252	73,032	76,537	77,854
Net realized investment gains	37,796	46,861	5,093	36,602
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	(187)	(9,861)	(16,225)	(41,963)
Portion of loss recognized in other comprehensive income, before taxes	—	7,908	10,751	—

Net impairment charges recognized in earnings	(187)	(1,953)	(5,474)	(41,963)
Other income	373	298	369	466

	441,715	447,009	410,193	396,931

EXPENSES:
Net losses and loss expenses	141,403	136,441	177,719	148,497
Acquisition costs	38,126	36,630	36,963	37,129
General and administrative expenses	72,212	57,521	61,495	57,365
Amortization and impairment of intangible assets	7,856	1,065	1,065	1,065
Interest expense	9,527	9,523	9,522	10,447
Foreign exchange loss (gain)	1,408	(273)	(1,222)	835

	270,532	240,907	285,542	255,338

Income before income taxes	171,183	206,102	124,651	141,593
Income tax expense	9,928	5,548	10,981	10,185

NET INCOME	$161,255	$200,554	$113,670	$131,408

Basic earnings per share	$3.25	$4.05	$2.30	$2.67
Diluted earnings per share	$3.05	$3.83	$2.22	$2.57
Weighted average common shares outstanding	49,662,575	49,574,266	49,523,459	49,248,118
Weighted average common shares and common share equivalents outstanding	52,880,733	52,345,913	51,257,887	51,120,049

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
19. UNAUDITED QUARTERLY FINANCIAL DATA –(continued)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
REVENUES:
Gross premiums written	$310,945	$290,981	$446,784	$396,874
Premiums ceded	(84,442)	(57,078)	(126,534)	(70,302)

Net premiums written	226,503	233,903	320,250	326,572
Change in unearned premiums	76,481	38,070	(51,374)	(53,500)

Net premiums earned	302,984	271,973	268,876	273,072
Net investment income	82,583	76,916	72,345	76,931
Net realized investment (losses) gains	(19,454)	(76,848)	21,514	14,835
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	(100,593)	(75,028)	(25,907)	(11,370)
Portion of loss recognized in other comprehensive income (loss), before taxes	—	—	—	—

Net impairment charges recognized in earnings	(100,593)	(75,028)	(25,907)	(11,370)
Other income	746	—	—	—

	266,266	197,013	336,828	353,468

EXPENSES:
Net losses and loss expenses	143,531	176,010	178,084	143,497
Acquisition costs	30,849	28,615	26,265	26,840
General and administrative expenses	55,405	40,794	46,380	43,271
Amortization and impairment of intangible assets	710	—	—	—
Interest expense	10,205	9,515	9,513	9,510
Foreign exchange loss (gain)	1,230	(2,728)	(399)	476

	241,930	252,206	259,843	223,594

Income before income taxes	24,336	(55,193)	76,985	129,874
Income tax expense (benefit)	4,484	(8,826)	(2,220)	(1,071)

NET INCOME (LOSS)	$19,852	$(46,367)	$79,205	$130,945

Basic earnings (loss) per share	$0.40	$(0.95)	$1.62	$2.68
Diluted earnings (loss) per share	$0.39	$(0.95)	$1.56	$2.55
Weighted average common shares outstanding	49,028,249	49,007,389	48,897,931	48,811,932
Weighted average common shares and common share equivalents outstanding	50,366,814	49,007,389	50,873,712	51,380,423

Schedule II
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
CONDENSED BALANCE SHEETS — PARENT COMPANY
as of December 31, 2009 and 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	2009	2008
ASSETS:
Cash and cash equivalents	$53,849	$296,984
Investments in subsidiaries	3,680,882	2,888,149
Balances due from subsidiaries	1,053	3,851
Other assets	5,081	5,323

Total assets	$3,740,865	$3,194,307

LIABILITIES:
Accounts payable and accrued liabilities	$284	$118
Interest payable	15,625	16,312
Balances due to subsidiaries	12,742	18,469
Syndicated loan	—	243,750
Senior notes	498,919	498,796

Total liabilities	$527,570	$777,445

SHAREHOLDERS’ EQUITY:
Common shares, par value $0.03 per share, issued and outstanding 2009: 49,734,487 shares and 2008: 49,036,159 shares	$1,492	$1,471
Additional paid-in capital	1,359,934	1,314,785
Retained earnings	1,702,020	994,974
Accumulated other comprehensive income	149,849	105,632

Total shareholders’ equity	$3,213,295	$2,416,862

Total liabilities and shareholders’ equity	$3,740,865	$3,194,307

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME — PARENT COMPANY
for the Years Ended December 31, 2009, 2008 and 2007
(Expressed in thousands of United States dollars)

	2009	2008	2007
REVENUES:
Net investment income	$297	$1,744	$3,504

	297	1,744	3,504

EXPENSES:
General and administrative expenses	6,477	7,285	7,594
Interest expense	39,019	38,743	37,848

	45,496	46,028	45,442

Loss before equity in earnings of consolidated subsidiaries	(45,199)	(44,284)	(41,938)
Equity in earnings of consolidated subsidiaries	652,086	227,919	511,120

NET INCOME	$606,887	$183,635	$469,182

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the year net of applicable deferred income tax (expense) benefit	243,188	(198,405)	122,133
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(18,659)	—	—
Reclassification adjustment for net realized investment (gains) losses included in net income, net of applicable income tax	(43,464)	194,085	7,617

Other comprehensive income (loss)	181,065	(4,320)	129,750

COMPREHENSIVE INCOME	$787,952	$179,315	$598,932

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
for the Years Ended December 31, 2009, 2008 and 2007
(Expressed in thousands of United States dollars)

	2009	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$606,887	$183,635	$469,182
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(652,086)	(227,919)	(511,120)
Dividends received from subsidiaries	75,000	160,000	575,000
Stock compensation expenses	468	543	743
Amortization of discount on senior notes	495	459	427
Balance due from subsidiaries	2,798	(1,699)	(2,127)
Other assets	(129)	219	(598)
Accounts payable and accrued liabilities	166	(112)	34
Interest payable	(687)	687	(625)
Balances due to affiliates	—	—
Balances due to subsidiaries	(5,727)	1,227	5,226

Net cash provided by operating activities	27,185	117,040	536,142

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investment in subsidiaries	—	(60,137)	(11,200)

Net cash used in investing activities	—	(60,137)	(11,200)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(36,689)	(35,257)	(38,052)
Proceeds from (payment of) the exercise of stock options	7,442	4,046	(168)
Stock acquired	—	—	(563,444)
(Repayment of) proceeds from syndicated loan	(243,750)	243,750	—
Stock compensation funding due from subsidiaries	2,677	2,451	2,230

Net cash (used in) provided by financing activities	(270,320)	214,990	(599,434)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(243,135)	271,893	(74,492)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	296,984	25,091	99,583

CASH AND CASH EQUIVALENTS, END OF YEAR	$53,849	$296,984	$25,091

See accompanying notes to the consolidated financial statements.

Schedule III
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States dollars)
Year Ended December 31, 2009

		Reserve for					Amortization of
	Net Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written
U.S. insurance	$28,417	$1,253,711	$356,437	$447,491	$—	$211,363	$58,114	$115,797	$493,067
International insurance	2,974	2,356,340	302,773	413,170	—	158,062	2,742	84,390	362,893
Reinsurance	56,430	1,151,721	269,409	456,231	—	234,635	87,991	48,405	465,165
Corporate	—	—	—	—	300,675	—	—	—	—

Total	$87,821	$4,761,772	$928,619	$1,316,892	$300,675	$604,060	$148,847	$248,592	$1,321,125

Year Ended December 31, 2008

		Reserve for					Amortization of
	Net Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written
U.S. insurance	$22,914	$1,128,522	$309,459	$179,818	$—	$103,363	$17,832	$66,810	$212,978
International insurance	5,232	2,373,030	359,808	472,550	—	288,620	3,774	75,490	465,869
Reinsurance	58,035	1,075,276	261,091	464,537	—	249,139	90,963	43,550	428,381
Corporate	—	—	—	—	308,775	—	—	—	—

Total	$86,181	$4,576,828	$930,358	$1,116,905	$308,775	$641,122	$112,569	$185,850	$1,107,228

Year Ended December 31, 2007

		Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written
U.S. insurance	$11,106	$523,529	$119,705	$128,282	$—	$53,076	$11,364	$29,676	$123,234
International insurance	29,702	2,379,833	391,305	527,699	—	328,401	5,791	72,842	493,988
Reinsurance	67,487	1,016,410	300,073	503,961	—	300,863	101,804	39,123	535,888
Corporate	—	—	—	—	297,932	—	—	—	—

Total	$108,295	$3,919,772	$811,083	$1,159,942	$297,932	$682,340	$118,959	$141,641	$1,153,110

Schedule IV
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
SUPPLEMENTARY REINSURANCE INFORMATION
(Expressed in thousands of United States dollars)

		(b)	(c)	(d)	Percentage of
		Ceded to	Assumed from	Net	Amount Assumed
	(a)	Other	Other	Amount	to Net
	Gross	Companies	Companies	(a) - (b) + (c)	(c)/(d)
Year ended December 31, 2009	$1,230,770	$375,220	$465,575	$1,321,125	35%
Year ended December 31, 2008	$1,015,444	$338,356	$430,140	$1,107,228	39%
Year ended December 31, 2007	$969,450	$352,399	$536,059	$1,153,110	46%