Form 10-Q
period 2010-03-31
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2010-05-07
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of May 3, 2010 was 50,466,804.

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Other Information
Item 5. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2010 and December 31, 2009
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2010	2009
ASSETS
Fixed maturity investments available for sale, at fair value (amortized cost: 2010: $3,069,009; 2009: $4,260,844)	$3,227,889	$4,427,072
Fixed maturity investments trading, at fair value	3,868,044	2,544,322
Other invested assets trading, at fair value	261,930	184,869

Total investments	7,357,863	7,156,263
Cash and cash equivalents	452,134	292,188
Restricted cash	45,440	87,563
Insurance balances receivable	493,775	395,621
Prepaid reinsurance	170,948	186,610
Reinsurance recoverable	920,480	919,991
Accrued investment income	54,532	53,046
Net deferred acquisition costs	97,429	87,821
Goodwill	268,376	268,376
Intangible assets	59,467	60,359
Balances receivable on sale of investments	311,727	55,854
Net deferred tax assets	16,897	21,895
Other assets	75,386	67,566

Total assets	$10,324,454	$9,653,153

LIABILITIES
Reserve for losses and loss expenses	$4,853,359	$4,761,772
Unearned premiums	1,007,926	928,619
Reinsurance balances payable	82,541	102,837
Balances due on purchases of investments	484,524	55,670
Dividends payable	10,092	—
Senior notes	498,951	498,919
Accounts payable and accrued liabilities	48,254	92,041

Total liabilities	$6,985,647	$6,439,858

SHAREHOLDERS’ EQUITY
Common shares, par value $0.03 per share, issued and outstanding 2010: 50,459,000 shares and 2009: 49,734,487 shares	$1,514	$1,492
Additional paid-in capital	1,369,341	1,359,934
Retained earnings	1,825,668	1,702,020
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	142,284	149,849

Total shareholders’ equity	$3,338,807	$3,213,295

Total liabilities and shareholders’ equity	$10,324,454	$9,653,153

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three months ended March 31, 2010 and 2009
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Gross premiums written	$504,163	$479,597
Premiums ceded	(70,871)	(74,559)

Net premiums written	433,292	405,038
Change in unearned premiums	(94,968)	(81,066)

Net premiums earned	338,324	323,972
Net investment income	68,902	77,854
Net realized investment gains	77,487	36,602
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	(168)	(41,963)
Portion of loss recognized in other comprehensive income, before taxes	—	—

Net impairment charges recognized in earnings	(168)	(41,963)
Other income	297	466

	484,842	396,931

EXPENSES:
Net losses and loss expenses	232,154	148,497
Acquisition costs	40,784	37,129
General and administrative expenses	63,463	57,365
Amortization and impairment of intangible assets	892	1,065
Interest expense	9,528	10,447
Foreign exchange loss	1,076	835

	347,897	255,338

Income before income taxes	136,945	141,593
Income tax expense	3,205	10,185

NET INCOME	133,740	131,408

Other comprehensive loss
Unrealized gains on investments arising during the period net of applicable deferred income tax benefit for the three months 2010: $219; 2009: $1,381	37,470	(64,060)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(45,035)	6,632

Other comprehensive loss	(7,565)	(57,428)

COMPREHENSIVE INCOME	$126,175	$73,980

PER SHARE DATA
Basic earnings per share	$2.67	$2.67
Diluted earnings per share	$2.52	$2.57
Weighted average common shares outstanding	50,023,816	49,248,118
Weighted average common shares and common share equivalents outstanding	53,115,756	51,120,049
Dividends declared per share	$0.20	$0.18
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2010 and 2009
(Expressed in thousands of United States dollars)

		Additional	Accumulated Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2009	$1,492	$1,359,934	$149,849	$1,702,020	$3,213,295
Net income	—	—	—	133,740	133,740
Dividends	—	—	—	(10,092)	(10,092)
Other comprehensive loss:
Net unrealized losses, net of deferred income tax	—	—	(7,565)	—	(7,565)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	—	—	—

Total other comprehensive loss	—	—	(7,565)	—	(7,565)
Stock compensation	22	9,407	—	—	9,429

March 31, 2010	$1,514	$1,369,341	$142,284	$1,825,668	$3,338,807

		Additional	Accumulated Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2008	$1,471	$1,314,785	$105,632	$994,974	$2,416,862
Net income	—	—	—	131,408	131,408
Dividends	—	—	—	(8,914)	(8,914)
Net unrealized losses, net of deferred income tax	—	—	(57,428)	—	(57,428)
Stock compensation	15	9,917	—	—	9,932

March 31, 2009	$1,486	$1,324,702	$48,204	$1,117,468	$2,491,860

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2010 and 2009
(Expressed in thousands of United States dollars)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$133,740	$131,408
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(45,261)	(36,694)
Mark to market adjustments	(32,226)	92
Net impairment charges recognized in earnings	168	41,963
Stock compensation expense	9,527	8,154
Insurance balances receivable	(98,154)	(69,753)
Prepaid reinsurance	15,662	15,666
Reinsurance recoverable	(489)	7,924
Accrued investment income	(1,486)	164
Net deferred acquisition costs	(9,608)	(7,196)
Net deferred tax assets	4,779	(11,312)
Other assets	(6,073)	857
Reserve for losses and loss expenses	91,587	26,250
Unearned premiums	79,307	65,401
Reinsurance balances payable	(20,296)	(3,470)
Accounts payable and accrued liabilities	(33,695)	(24,039)
Other items, net	(2,182)	(1,896)

Net cash provided by operating activities	85,300	143,519

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	(85,767)	(3,249,818)
Purchases of fixed maturity investments — trading	(2,075,196)	—
Purchases of other invested assets	(71,802)	(124,659)
Sales of fixed maturity investments — available for sale	1,304,598	3,422,483
Sales of fixed maturity investments — trading	960,823	—
Sales of other invested assets	884	56,688
Changes in securities lending collateral received	—	171,026
Purchases of fixed assets	(3,168)	(2,351)
Change in restricted cash	42,123	(8,910)

Net cash provided by investing activities	72,495	264,459

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,735	2,221
Repayment of syndicated loan	—	(243,750)
Changes in securities lending collateral	—	(177,010)

Net cash provided by (used in) financing activities	2,735	(418,539)

Effect of exchange rate changes on foreign currency cash	(584)	(197)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,946	(10,758)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	292,188	655,828

CASH AND CASH EQUIVALENTS, END OF YEAR	$452,134	$645,070

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$3,627	$11,879
— Cash paid for interest expense	18,750	20,365
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
     Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) and consolidated statements of cash flows and notes to the unaudited condensed consolidated financial statements have been made to prior years’ amounts to conform to the current year’s presentation.
     These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
3. NEW ACCOUNTING PRONOUNCEMENTS
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 updated section ASC 820-10 to require a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures which are effective for interim and annual reporting periods beginning after December 15, 2010. See Note 6 “Fair Value of Financial Instruments” for the Company’s disclosures about the fair value of financial instruments.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     In March 2010, the FASB issued ASU 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, specifically one that is related only to the subordination of one financial instrument to another. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The Company is currently evaluating the provisions of ASU 2010-11 and its potential impact on future financial statements.
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, unrealized losses, other-than-temporary-impairments (“OTTI”) recorded through other comprehensive income (“OCI”) and fair value of the Company’s available for sale investments by category as of March 31, 2010 and December 31, 2009 are as follows:

		Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	OTTI OCI	Fair Value
March 31, 2010
U.S. Government and Government agencies	$397,646	$20,292	$(708)	$—	$417,230
Non-U.S. Government and Government agencies	139,947	7,219	(3,444)	—	143,722
States, municipalities and political subdivisions	171,054	14,740	(19)	—	185,775
Corporate debt:
Financial institutions	367,904	20,232	(723)	—	387,413
Industrials	763,965	49,324	(212)	—	813,077
Utilities	178,595	14,558	—	—	193,153
Residential mortgage-backed:
Non-agency residential	161,025	5,558	(7,368)	(1,761)	157,454
Agency residential	634,002	28,894	(327)	—	662,569
Commercial mortgage-backed	167,620	9,031	(22)	—	176,629
Asset-backed	87,251	3,714	(98)	—	90,867

Total fixed maturity investments, available for sale	$3,069,009	$173,562	$(12,921)	$(1,761)	$3,227,889

December 31, 2009
U.S. Government and Government agencies	$689,858	$34,831	$(1,389)	$—	$723,300
Non-U.S. Government and Government agencies	271,528	13,752	(1,590)	—	283,690
States, municipalities and political subdivisions	210,315	17,429	(336)	—	227,408
Corporate debt:
Financial institutions	684,386	27,695	(1,751)	—	710,330
Industrials	879,905	46,489	(184)	—	926,210
Utilities	143,773	10,479	—	—	154,252
Residential mortgage-backed:
Non-agency residential	172,000	4,206	(11,517)	(1,856)	162,833
Agency residential	708,652	28,882	(1,095)	—	736,439
Commercial mortgage-backed	406,236	6,482	(7,915)	—	404,803
Asset-backed	94,191	3,762	(146)	—	97,807

Total fixed maturity investments, available for sale	$4,260,844	$194,007	$(25,923)	$(1,856)	$4,427,072

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
b) Trading Securities
     Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
U.S. Government and Government agencies	$1,648,683	$655,266
Non-U.S. Government and Government agencies	251,836	227,310
States, municipalities and political subdivisions	45,919	15,810
Corporate debt
Financial institutions	708,254	590,130
Industrials	196,621	191,729
Utilities	38,654	11,934
Residential mortgage-backed
Non-agency residential	301,299	259,055
Agency residential	262,588	139,858
Commercial mortgage-backed	29,494	18,266
Asset-backed	384,696	434,964

Total fixed maturity investments, trading	3,868,044	2,544,322
Hedge funds	242,135	184,725
Equity securities	19,795	144

Total	$4,129,974	$2,729,191

c) Contractual Maturity Dates
     The contractual maturity dates of fixed maturity investments (available for sale and trading) as of March 31, 2010 are as follows:

	Amortized Cost	Fair Value
Due within one year	$131,512	$133,852
Due after one year through five years	3,012,382	3,099,795
Due after five years through ten years	1,600,882	1,629,652
Due after ten years	157,503	167,038
Mortgage-backed	1,527,147	1,590,033
Asset-backed	467,292	475,563

	$6,896,718	$7,095,933

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
d) Other Invested Assets
     As of March 31, 2010, the Company held sixteen hedge fund investments with a total fair value of $242,135, which comprised 3.1% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

			Long	Short
Hedge Fund	Fair Value as of	Unfunded	Exposure(1)	Exposure(2)	Gross	Net
Type	March 31, 2010	Commitments	(% of funded)	(% of funded)	Exposure(3)	Exposure(4)
Secondary private equity funds	$14,035	$47,071	100%	0%	100%	100%
Distressed	68,149	42,492	70%	18%	88%	52%
Equity long/short	63,695	—	96%	52%	148%	44%
Multi-strategy	76,087	—	109%	72%	181%	37%
Event driven	20,169	—	97%	83%	180%	14%

Total	$242,135

(1)	Long exposure represents the ratio of the fund’s equity to investments in securities (over 100% may denote explicit borrowing).

(2)	Short exposure represents the ratio of the fund’s equity to securities sold short.

(3)	Gross exposure is the addition of the long and short exposures.

(4)	Net exposure is the subtraction of the short exposure from the long exposure.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
•	Secondary private equity funds: These funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. The Company has invested in two secondary funds to purchase those primary limited partnership interests. The fair values of the investments in this class have been estimated using the net asset value per share of the investments. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund. The remaining restriction period for these funds ranges from eight to nine years.

•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five distressed funds, four of which are not currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from five months to eight years. Funds representing approximately 29% of the value of the funds in this class will be eligible for redemption in August 2010. Funds representing approximately 23% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to January 2012.

•	Equity long/short funds: In long/short equities, managers take positions in companies they deem to be undervalued and short stocks they believe to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in three equity long/short funds, two of which are not currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from five to nine months at which time the funds will be eligible for quarterly redemption with a 60-day notification period. Funds representing approximately 16% of the value of the funds in this class are currently eligible for quarterly redemption with a 30-day notification period or monthly redemption with a 30-day notification period and redemption fee.

•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger, convertible and fixed income arbitrage and macro trading. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four multi-strategy funds. Funds representing approximately 73% of the value of the funds in this class are currently eligible for quarterly redemption with either a 60 or 65-day notification period. Funds representing approximately 14% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to December 2010. Funds representing approximately 13% of the value of the funds in this class are currently eligible for quarterly redemption with a 90-day notification period and lock up period of ten months.

•	Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one of more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include merger and acquisitions (arbitrage), corporate restructurings and spin-offs and capital structure arbitrage. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two event driven funds. Approximately 50% of the value of the funds are not currently eligible for redemption due to an imposed two year lock-up period. The remaining 50% of the value of the funds in this class are currently eligible for quarterly redemption, but are subject to redemption fees and limitations.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Three of the Company’s hedge funds, including a multi-strategy fund, an equity fund and an event driven fund, had long exposure greater than 100% of the funds’ net asset value (179.5%, 101% and 117%, respectively as of March 31, 2010). None of the secondary private equity, distressed or equity long/short funds in which the Company invests have used explicit leverage as of March 31, 2010.
e) Net Investment Income

	For the Three Months Ended
	March 31,
	2010	2009
Fixed maturities and other investments	$71,098	$78,878
Other invested assets	306	607
Cash and cash equivalents	52	626
Expenses	(2,554)	(2,257)

Net investment income	$68,902	$77,854

f) Components of Realized Gains and Losses
     The proceeds from sales of available for sale securities for the three months ended March 31, 2010 and 2009 were $1,306,625 and $3,479,171, respectively. Components of realized gains for the three months ended March 31, 2010 and 2009 are summarized in the following table:

	For the Three Months Ended
	March 31,
	2010	2009
Gross realized gains on sale of securities	$51,667	$47,654
Gross realized losses on sale of securities	(6,406)	(10,960)
Mark-to-market changes: debt securities trading	27,731	—
Mark-to-market changes: hedge funds and equity securities	4,495	(92)

Net realized investment gains	$77,487	$36,602

g) Pledged Assets
     As of March 31, 2010 and December 31, 2009, $344,838 and $323,681, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $973,628 and $701,843 as of March 31, 2010 and December 31, 2009, respectively, and are included in fixed maturity investments.
     The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is up to $1,300,000 as of March 31, 2010 and December 31, 2009. (See Note 7, “Debt and Financing Arrangements” for details on the facilities).
     The following table shows the Company’s trust accounts on deposit, as well as outstanding and remaining letters of credit facilities, and the collateral committed to support the letters of credit facilities as of March 31, 2010 and December 31, 2009:

	As of	As of
	March 31,	December 31,
	2010	2009
Total trust accounts on deposit	$1,318,466	$1,025,524
Total letters of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letters of credit facilities	1,700,000	1,700,000

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	As of	As of
	March 31,	December 31,
	2010	2009
Total letters of credit facilities outstanding:
Citibank Europe plc	707,789	794,609
Credit Facility	206,452	376,658

Total letters of credit facilities outstanding	914,241	1,171,267

Total letters of credit facilities remaining:
Citibank Europe plc	192,211	105,391
Credit Facility	593,548	423,342

Total letters of credit facilities remaining	785,759	528,733

Collateral committed to support the letter of credit facilities	$1,142,148	$1,208,359

     Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair values of the combined total cash and cash equivalents and investments held under trust were $2,460,614 and $2,233,883 as of March 31, 2010 and December 31, 2009, respectively. Of the total letters of credit facilities outstanding as of March 31, 2010 and December 31, 2009, $19,026 and $263,297 was used to meet security requirements for inter-company transactions and the remaining letter of credit facilities outstanding of $895,215 and $907,970 was used for third-party ceding companies, respectively. Trust accounts were substituted for inter-company letters of credit during the first quarter of 2010.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Gross	Unrealized		Gross	Unrealized
	Fair Value	Loss	OTTI OCI	Fair Value	Loss	OTTI OCI
Less than 12 months
U.S. Government and Government agencies	$67,058	$(691)	$—	$112,349	$(1,367)	$—
Non-U.S. Government and Government agencies	41,384	(2,791)	—	40,450	(1,079)	—
States, municipalities and political subdivisions	5,324	(19)	—	7,637	(336)	—
Corporate debt
Financial institutions	32,813	(489)	—	45,697	(560)	—
Industrials	16,752	(212)	—	18,409	(184)	—
Residential mortgage-backed
Non-agency residential	91,538	(7,077)	(1,349)	82,544	(8,797)	(1,527)
Agency residential	11,231	(327)	—	70,525	(1,057)	—
Commercial mortgage-backed	701	(22)	—	56,396	(511)	—
Asset-backed	5,552	(70)	—	8,516	(120)	—

	$272,353	$(11,698)	$(1,349)	$442,523	$(14,011)	$(1,527)

More than 12 months
U.S. Government and Government agencies	$273	$(17)	$—	$271	$(22)	$—
Non-U.S. Government and Government agencies	2,744	(653)	—	3,700	(511)	—
Corporate debt
Financial institutions	21,515	(234)	—	23,462	(1,191)	—
Residential mortgage-backed
Non-agency residential	11,447	(291)	(412)	27,265	(2,720)	(329)
Agency residential	—	—	—	214	(38)	—
Commercial mortgage-backed	—	—	—	149,074	(7,404)	—
Asset-backed	341	(28)	—	419	(26)	—

	$36,320	$(1,223)	$(412)	$204,405	$(11,912)	$(329)

	$308,673	$(12,921)	$(1,761)	$646,928	$(25,923)	$(1,856)

     As of March 31, 2010 and December 31, 2009, there were approximately 100 and 159 securities, respectively, in an unrealized loss position. The gross unrealized loss of $12,921 as of March 31, 2010 was primarily the result of widening credit spreads related to increases in market risk premium and reduced market liquidity since the acquisition of these securities. The decrease in the gross unrealized loss from December 31, 2009 to March 31, 2010 is primarily due to selling available for sale debt securities and reinvesting proceeds in trading debt securities thereby reducing unrealized gains/losses recognized in accumulated other comprehensive income.
i) Other-than-temporary impairment charges
     Following the Company’s review of the securities in the investment portfolio during the three months ended March 31, 2010, one mortgage-backed security was considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $168 of OTTI was recognized through earnings due to credit related losses.
     For the mortgage-backed security for which OTTI was recognized due to credit loss during the three months ended March 31, 2010, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed security. The frequency of losses was measured as the credit default rate, which includes such factors such as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage backed security. For the security in which we recognized an OTTI due to credit loss the credit default rate was 10.3% and the severity rate was 49.0%.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements for the three months ended March 31, 2010:

For the Three Months
Ended March 31, 2010
Beginning balance of credit losses	$1,096
Additions for credit loss for which OTTI was not previously recognized	168
Reductions for securities sold during the period (realized)	—
Reductions for OTTI previously recognized due to intent to sell	—
Additions resulting from the increase in credit losses	—
Reductions resulting from the improvement in expected cash flows	—

Ending balance of credit losses	$1,264

     During the three months ended March 31, 2009, the Company recognized OTTI through earnings of $41,963 for those securities in an unrealized loss position where the Company’s investment managers had the discretion to sell.
     The following table shows the net impairment charges recognized in earnings for the Company’s fixed maturity investments by category for the three months ended March 31, 2010 and 2009:

	2010	2009
Mortgage-backed	$168	$11,998
Corporate	—	29,960
U.S. government and government agencies	—	5

Total net impairment charges recognized in earnings	$168	$41,963

5. DERIVATIVE INSTRUMENTS
     The Company uses currency forward contracts to manage currency exposure, which are the only derivative instruments used for risk management purposes. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange loss” in the unaudited condensed consolidated statements of operations and comprehensive income. The fair value of our currency forward contracts as of March 31, 2010 and December 31, 2009 was a net payable of $2,343 and $1,650, respectively, and was included in “accounts payable and accrued expenses” in the unaudited condensed consolidated balance sheet.
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
     The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of March 31, 2010.

			Fair value measurement using:
			Quoted prices
			in active		Significant
			markets for	Significant other	unobservable
	Carrying	Total fair	identical assets	observable inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government and Government agencies	$417,230	$417,230	$205,096	$212,134	$—
Non-U.S. Government and Government agencies	143,722	143,722		143,722
States, municipalities and political	185,775	185,775		185,775
Corporate debt	1,393,643	1,393,643		1,393,643
Mortgage-backed	996,652	996,652		860,954	135,698
Asset-backed	90,867	90,867		84,764	6,103

Total available for sale fixed maturity investments	3,227,889	3,227,889

Trading securities:
U.S. Government and Government agencies	$1,648,683	$1,648,683	$1,539,451	$109,232	$—
Non-U.S. Government and Government agencies	251,836	251,836		251,836
States, municipalities and political subdivisions	45,919	45,919		45,919
Corporate debt	943,529	943,529		943,529
Mortgage-backed	593,381	593,381		495,412	97,969
Asset-backed	384,696	384,696		354,267	30,429

Total trading fixed maturity investments	3,868,044	3,868,044

Total fixed maturity investments	7,095,933	7,095,933
Hedge funds	242,135	242,135			242,135
Equity securities	19,795	19,795	19,795

Total investments	7,357,863	7,338,068

Senior notes	498,951	546,250		546,250
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2010.
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
     Mortgage-backed: Primarily comprised of pools of residential and commercial mortgages originated by both agency (such as the Federal National Mortgage Association) and non-agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the mortgage-backed securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.
     Asset-backed: Principally comprised of bonds backed by pools of automobile loan receivables, home equity loans, credit card receivables and collateralized loan obligations originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the asset-backed securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.
     Hedge funds: Comprised of hedge funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager, and as such, the fair values of those hedge funds are included in the Level 3 fair value hierarchy.
     Equity securities: The fair value of the equity securities are prices from market exchanges and therefore included in the Level 1 fair value hierarchy.
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg, which was 109.3% of their principal amount, providing an effective yield of 5.73% as of March 31, 2010. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the year ended March 31, 2010.

	Fair value measurement using significant
	unobservable inputs (Level 3):
	Hedge funds	Mortgage-backed	Asset-backed
Three Months Ended March 31, 2010
Opening balance	$184,725	$253,979	$104,871
Total gains or losses included in earnings:
Realized losses	—	(1,358)	—
Change in fair value of investments	4,362	4,646	142
Total unrealized gains included in OCI	—	3,696	23
Purchases or sales	53,048	(69,687)	1,044
Transfers in and/or out of Level 3	—	42,391	(69,548)

Ending balance	$242,135	$233,667	$36,532

Three Months Ended March 31, 2009
Opening balance	$48,573	$—	$—
Total gains or losses included in earnings:
Realized losses	(1,751)	—	—
Change in fair value of investments	2,567	—	—
Total unrealized gains (losses) included in OCI		—	—
Purchases or sales	71,319	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$120,708	$—	$—

     The Company attempts to verify the significant inputs used by broker-dealers in determining the fair value of the securities priced by them. If the Company could not obtain sufficient information to determine if the broker-dealers were using significant observable inputs such securities have been transferred to Level 3 fair value hierarchy. The Company believes the prices obtained from the broker-dealers are the best estimate of fair value of the securities being priced as the broker-dealers are typically involved in the initial pricing of the security and the Company has compared the price per the broker-dealer to other pricing sources and noted no material differences.
     During the three months ended March 31, 2010, the Company transferred $24,571 of mortgage-backed and $87,669 of asset-backed securities from Level 3 to Level 2 in the fair value hierarchy. The Company transferred those securities as they no longer utilized broker-dealer quotes and instead used other pricing sources that have significant observable inputs. The Company recognizes transfers between levels at the end of the reporting period.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     In November 2007, the Company entered into a $800,000 five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, the Company terminated the Letter of Credit Facility with Barclays Bank Plc and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. The Company is in compliance with all covenants under the Facility as of March 31, 2010 and December 31, 2009.
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
8. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets for the three months ended March 31, 2010 and the year ended December 31, 2009:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2008	$268,532	$23,920	$47,490	$339,942
Additions	—	—	—	—
Amortization	—	—	(4,185)	(4,185)
Impairments	(156)	—	(6,866)	(7,022)

Net balance at December 31, 2009	268,376	23,920	36,439	328,735
Additions	—	—	—	—
Amortization	—	—	(892)	(892)

Net balance at March 31, 2010	268,376	23,920	35,547	327,843

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(5,787)	(5,787)
Impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$35,547	$327,843

     The amortization of the intangible assets with definite lives for the remainder of 2010 and for the years ended December 31, 2011, 2012, 2013, 2014 and thereafter will be $2,592, $2,978, $2,533, $2,533, $2,533 and $22,378, respectively. The intangible assets will be amortized over a weighted average useful life of 13.2 years.
9. INCOME TAXES
     Under current Bermuda law, Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Holdings and Allied World Assurance Company, Ltd have received an assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that in the event of any such taxes being imposed, Holdings and Allied World Assurance Company, Ltd will be exempted from such taxes until March 28, 2016.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Certain subsidiaries of Holdings file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland and Hong Kong. The following tax years by jurisdiction are open to examination:

Fiscal Years
U.S. Internal Revenue Service (“IRS”) for the U.S. subsidiaries	2006 – 2009
Inland Revenue for the U.K. branches	2008 – 2009
Irish Revenue Commissioners for the Irish subsidiaries	2005 – 2009
Swiss Federal Tax Administration for the Swiss branch	2008 – 2009
Inland Revenue Department for the Hong Kong branch	2009
     To the best of the Company’s knowledge, there are no examinations pending by the Inland Revenue or the Irish Revenue Commissioners. The IRS is currently completing an examination of the 2006 tax returns of Darwin Professional Underwriters, Inc. (“Darwin”).
     Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of January 2010.
10. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as at March 31, 2010 and December 31, 2009 was $10,000. The issued share capital consists of the following:

	March 31,	December 31,
	2010	2009
Common shares issued and fully paid, par value $0.03 per share	50,459,000	49,734,487

Share capital at end of period	$1,514	$1,492

     As of March 31, 2010, there were outstanding 41,979,907 voting common shares and 8,479,093 non-voting common shares.
b) Share Warrants
     In conjunction with the private placement offering at the formation of the Company, the Company granted warrants to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. As of March 31, 2010, none of these founder warrants have been exercised.
c) Dividends
     In February 2010, the Company declared a dividend of $0.20 per common share payable on April 1, 2010 to shareholders of record on March 16, 2010. The total dividend payable amounted to $10,092 and has been included in the unaudited condensed consolidated balance sheets.
     In February 2009, the Company declared a quarterly dividend of $0.18 per common share on April 2, 2009 payable to shareholders of record on March 17, 2009.
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

	Year Ended March 31, 2010
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,314,907	$35.54
Granted	311,610	46.05
Exercised	(97,048)	28.18
Forfeited	(5,251)	41.54
Expired	(5,062)	45.72

Outstanding at end of period	1,519,156	$38.11

     Assumptions used in the option-pricing model for the options granted during the three months ended March 31, 2010 are as follows:

	Options granted during
	the Three Months ended
	March 31, 2010
Expected term of option	5.47	years
Weighted average risk-free interest rate	2.65%
Weighted average expected volatility	42.35%
Dividend yield	1.25%
Weighted average fair value on grant date	$17.34

     The Company has assumed a weighted average annual forfeiture rate of 6.37% in determining the compensation expense over the service period.
     Compensation expense of $792 and $625 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $32,259 and $28,699, respectively, in connection with all options granted.
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

	Three Months Ended March 31, 2010
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	915,432	$36.51
RSUs granted	41,197	46.05
Performance based RSUs granted	279,900	46.05
RSUs fully vested	(141,764)	41.00
RSUs forfeited	(2,038)	37.59

Outstanding RSUs at end of period	1,092,727	$38.73

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     During 2010, the Company granted performance based RSUs in lieu of utilizing the LTIP (as defined in note 11(c)). The performance based RSUs are structured in exactly the same form as shares issued under the LTIP in terms of vesting restrictions and achievement of established performance criteria. For the performance based RSUs granted in 2010, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance based RSUs granted in 2010 are expensed at 100% of the fair market value of Holding’s common share on the date of grant. The expense is recognized over the performance period.
     Compensation expense of $3,714 and $2,351 relating to the issuance of the RSUs, including the performance based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three months ended March 31, 2010 and 2009, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. The Company has assumed a weighted average annual forfeiture rate of 4.98% in determining the compensation expense over the service period.
     As of March 31, 2010 and December 31, 2009, the Company has recorded $29,392 and $28,827, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.
c) Long-term incentive plan
     In 2006, the Company implemented the Allied World Assurance Company Holdings, Ltd Second Amended and Restated Long-Term Incentive Plan (“LTIP”). The LTIP provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP.

	Three Months Ended March 31, 2010
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	1,148,411	$42.28
Additional LTIP awards granted due to the achievement of 2007 — 2009 performance criteria	181,250	43.40
LTIP awards vested	(543,750)	43.40

Outstanding LTIP awards at end of period	785,911	$41.76

     Compensation expense of $5,021 and $4,642 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three months ended March 31, 2010 and 2009, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $64,783 and $59,777 have been included in “additional paid-in capital” on the consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.
     In calculating the compensation expense and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated for the LTIP awards granted in 2008 that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the performance goals, the LTIP awards granted in 2008 are expensed at 150% of the fair market value of Holdings’ common shares on the date of grant. For the LTIP awards granted in 2009, the Company anticipates that the performance goals as set by the LTIP are likely to be achieved above the target but below the maximum over the performance period. Based on the performance goals, the LTIP awards granted in 2009 are expensed at 132.5% of the fair market value of Holdings’ common shares on the date of grant. The expense is recognized over the performance period.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
d) Cash-equivalent stock awards
     As part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and LTIP awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP awards and performance based RSU awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Holdings’ common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. For the three months ended March 31, 2010 and 2009, the expense recognized for the cash-equivalent stock awards was $2,309 and $536, respectively.
     The following table shows the stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
	2010	2009
Stock Options	$792	$625
RSUs	3,714	2,351
LTIP	5,021	4,642
Cash-equivalent stock awards	2,309	536

Total	$11,836	$8,154

12. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
Basic earnings per share
Net income	$133,740	$131,408
Weighted average common shares outstanding	50,023,816	49,248,118

Basic earnings per share	$2.67	$2.67

	Three Months Ended
	March 31,
	2010	2009
Diluted earnings per share
Net income	$133,740	$131,408
Weighted average common shares outstanding	50,023,816	49,248,118
Share equivalents:
Warrants and options	1,583,024	778,470
Restricted stock units	482,390	343,223
LTIP awards	1,026,526	750,238

Weighted average common shares and common share equivalents outstanding — diluted	53,115,756	51,120,049

Diluted earnings per share	$2.52	$2.57

     For the three months ended March 31, 2010 and 2009 a weighted average of 516,385 and 640,719 employee stock options, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the three months ended March 31, 2010 and 2009, a weighted average of 9,471 and 336,809 RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table provides a summary of the segment results for the three months ended March 31, 2010 and 2009.

		International
Three Months Ended March 31, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$162,085	$121,422	$220,656	$504,163
Net premiums written	131,555	81,081	220,656	433,292
Net premiums earned	129,205	87,043	122,076	338,324
Other income	297	—	—	297
Net losses and loss expenses	(98,425)	(57,449)	(76,280)	(232,154)
Acquisition costs	(16,960)	(66)	(23,758)	(40,784)
General and administrative expenses	(27,114)	(21,845)	(14,504)	(63,463)

Underwriting (loss) income	(12,997)	7,683	7,534	2,220
Net investment income				68,902
Net realized investment gains				77,487
Net impairment charges recognized in earnings				(168)
Amortization and impairment of intangible assets				(892)
Interest expense				(9,528)
Foreign exchange loss				(1,076)

Income before income taxes				$136,945

Loss and loss expense ratio	76.2%	66.0%	62.5%	68.6%
Acquisition cost ratio	13.1%	0.1%	19.5%	12.1%
General and administrative expense ratio	21.0%	25.1%	11.9%	18.8%

Combined ratio	110.3%	91.2%	93.9%	99.5%

		International
Three Months Ended March 31, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$153,369	$125,919	$200,309	$479,597
Net premiums written	115,844	88,957	200,237	405,038
Net premiums earned	105,267	111,194	107,511	323,972
Other income	466	—	—	466
Net losses and loss expenses	(54,177)	(39,193)	(55,127)	(148,497)
Acquisition costs	(14,411)	(1,060)	(21,658)	(37,129)
General and administrative expenses	(27,399)	(18,819)	(11,147)	(57,365)

Underwriting income	9,746	52,122	19,579	81,447
Net investment income				77,854
Net realized investment gains				36,602
Net impairment charges recognized in earnings				(41,963)
Amortization and impairment of intangible assets				(1,065)
Interest expense				(10,447)
Foreign exchange loss				(835)

Income before income taxes				$141,593

Loss and loss expense ratio	51.5%	35.2%	51.3%	45.8%
Acquisition cost ratio	13.7%	1.0%	20.1%	11.5%
General and administrative expense ratio	26.0%	16.9%	10.4%	17.7%

Combined ratio	91.2%	53.1%	81.8%	75.0%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three months ended March 31, 2010 and 2009. All inter-company premiums have been eliminated.

	Three Months Ended
	March 31,
	2010	2009
United States	$245,280	$244,573
Bermuda	127,782	119,013
Europe	52,160	41,452
Hong Kong	4,379	—
Singapore	3,691	—

Total net premiums written	$433,292	$405,038

     The increase in net premiums written for Bermuda and Europe was due to higher net premiums written within the reinsurance operations of the respective geographic locations.
14. SUBSEQUENT EVENTS
     On May 6, 2010, the Company declared a quarterly dividend of $0.20 per common share, payable on June 10, 2010 to shareholders of record on May 25, 2010.
     On May 6, 2010, the board of directors of Holdings authorized the Company to repurchase up to $500,000 of Holdings’ common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. At any time, the repurchase program may be modified, extended or terminated by the board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our condensed unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only.
Note on Forward-Looking Statement
     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our 2009 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2010. We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of March 31, 2010, we had approximately $10.3 billion of total assets, $3.3 billion of total shareholders’ equity and $3.8 billion of total capital, which includes shareholders’ equity and senior notes.
     During the three months ended March 31, 2010, we experienced rate declines across all of our operating segments, in particular for professional and healthcare lines of business. We believe the rate decreases are due to increased competition, increased capacity and an absence of large severity casualty losses. We expect this trend to continue during the remainder of 2010. Despite the challenging rate environment, we do believe that there are opportunities where certain products have adequate returns and that the expanded breadth of our operations allows us to target those classes of business. We have seen rate increases for certain general casualty business with decreases in exposures given the recent economic environment. Given these trends, we continue to be selective in the policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $24.6 million, or 5.1%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our net income for the three months ended March 31, 2010 increased by $2.3 million, or 1.8%, to $133.7 million compared to $131.4 million for the three months ended March 31, 2009. The increase in net income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to lower other-than-temporary-impairment charges (“OTTI”) of $41.8 million and higher net realized investment gains of $40.9 million. This was partially offset by higher net losses and loss expenses of $65.0 million for the Chilean earthquake, $12.0 million for a Connecticut power plant explosion, $7.5 million for the Haitian earthquake and $2.0 million for European Windstorm Xynthia.

Financial Highlights

	Three Months Ended March 31,
	2010	2009
	($ in millions except share and per share data)
Gross premiums written	$504.2	$479.6
Net income	133.7	131.4
Operating income	61.3	137.6
Basic earnings per share:
Net income	$2.67	$2.67
Operating income	$1.23	$2.79
Diluted earnings per share:
Net income	$2.52	$2.57
Operating income	$1.16	$2.69
Weighted average common shares outstanding:
Basic	50,023,816	49,248,118
Diluted	53,115,756	51,120,049
Basic book value per common share	$66.17	$50.32
Diluted book value per common share	$61.59	$47.40
Annualized return on average equity (ROAE), net income	17.1%	22.1%
Annualized ROAE, operating income	7.8%	23.2%
Non-GAAP Financial Measures
     In presenting the company’s results, management has included and discussed certain non-GAAP financial measures, as such term is defined in Item 10(e) of Regulation S-K promulgated by the SEC. Management believes that these non-GAAP measures, which may be defined differently by other companies, better explain the company’s results of operations in a manner that allows for a more complete understanding of the underlying trends in the company’s business. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
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

	Three Months Ended March 31,
	2010	2009
	($ in millions except share and per share
	data)
Net income	$133.7	$131.4
Add:
Net realized investment gains	(73.6)	(36.6)
Net impairment charges recognized in earnings	0.1	42.0
Foreign exchange loss	1.1	0.8

Operating income	$61.3	$137.6

Basic per share data:
Net income	$2.67	$2.67
Add:
Net realized investment gains	(1.47)	(0.74)
Net impairment charges recognized in earnings	—	0.85
Foreign exchange loss	0.03	0.01

Operating income	$1.23	$2.79

Diluted per share data:
Net income	$2.52	$2.57
Add:
Net realized investment gains	(1.38)	(0.71)
Net impairment charges recognized in earnings	—	0.82
Foreign exchange loss	0.02	0.01

Operating income	$1.16	$2.69

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

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Opening shareholders’ equity	$3,213.3	$2,416.9
Deduct: accumulated other comprehensive income	(149.8)	(105.6)

Adjusted opening shareholders’ equity	$3,063.5	$2,311.3

Closing shareholders’ equity	$3,338.8	$2,491.9
Deduct: accumulated other comprehensive income	(142.3)	(48.2)

Adjusted closing shareholders’ equity	$3,196.5	$2,443.7

Average shareholders’ equity	$3,130.0	$2,377.4

Net income available to shareholders	$133.7	$131.4
Annualized return on average shareholders’ equity — net income available to shareholders	17.1%	22.1%

Operating income available to shareholders	$61.3	$137.6
Annualized return on average shareholders’ equity — operating income available to shareholders	7.8%	23.2%

Diluted book value per share
     We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is a better measure of calculating shareholder returns than book value per share.

	Three Months Ended March 31,
	2010	2009
	($ in millions except share and per share data)
Price per share at period end	$44.85	$38.03

Total shareholders’ equity	$3,338.8	$2,491.9

Basic common shares outstanding	50,459,000	49,522,766
Add:
Unvested restricted share units	801,540	954,292
Performance based equity awards	1,409,984	1,332,161
Dilutive options/warrants outstanding	6,702,546	6,268,818
Deduct:
Options bought back via treasury method	(5,159,746)	(5,509,056)

Common shares and common share equivalents outstanding	54,213,324	52,568,981
Weighted average exercise price per share	$34.53	$33.42

Basic book value per common share	$66.17	$50.32
Diluted book value per common share	$61.59	$47.40
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

     Due to changes in the recognition and presentation of OTTI of our available for sale debt securities based on guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009, OTTI, which was previously included in “net realized investment gains or losses”, will be presented separately in the unaudited condensed consolidated statements of operations and comprehensive income (the “consolidated income statements”) as “net impairment charges recognized in earnings”.
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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments, other than temporary impairment of investments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Gross premiums written	$504.2	$479.6

Net premiums written	$433.3	$405.0

Net premiums earned	338.3	324.0
Net investment income	68.9	77.8
Net realized investment gains	77.5	36.6
Net impairment charges recognized in earnings	(0.2)	(42.0)
Other income	0.3	0.5

	$484.8	$396.9

Net losses and loss expenses	$232.1	$148.5
Acquisition costs	40.9	37.1
General and administrative expenses	63.4	57.3
Amortization and impairment of intangible assets	0.9	1.1
Interest expense	9.5	10.5
Foreign exchange loss	1.1	0.8

	$347.9	$255.3

Income before income taxes	$136.9	$141.6
Income tax expense	3.2	10.2

Net income	$133.7	$131.4

Ratios
Loss and loss expense ratio	68.6%	45.8%
Acquisition cost ratio	12.1%	11.5%
General and administrative expense ratio	18.8%	17.7%
Expense ratio	30.9%	29.2%
Combined ratio	99.5%	75.0%
Comparison of Three Months Ended March 31, 2010 and 2009
Premiums
     Gross premiums written increased by $24.6 million, or 5.1%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $8.7 million, or 5.7%. The increase in gross premiums written was primarily due to increased new business and new products for the three months ended of March 31, 2010 compared to March 31, 2009. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our international insurance segment decreased by $4.5 million, or 3.6%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our reinsurance segment increased by $20.3 million, or 10.1%. The increase in gross premiums written was primarily due to the renewal of one pro rata treaty for $23.6 million in our property reinsurance line of business. This treaty was originally bound during the three months ended September 30, 2009 for $9.0 million and expired on November 30, 2009. The renewed treaty is effective from January 1, 2010 to December 31, 2010. We also increased our international reinsurance gross premiums written by $16.7 million as we continued to build out this line of business. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and a reduction in adjustments on estimated premiums.

     The table below illustrates our gross premiums written by geographic location for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)
United States	$275.8	$282.1	$(6.3)	(2.2)%
Bermuda	154.2	144.8	9.4	6.5
Europe	66.1	52.7	13.4	25.4
Hong Kong	4.4	—	4.4	n/a *
Singapore	3.7	—	3.7	n/a

	$504.2	$479.6	$24.6	5.1%

*	n/a: not applicable
     Net premiums written increased by $28.3 million, or 7.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in net premiums written was primarily due to higher gross premiums written as well as a reduction in premiums ceded. The reduction in premiums ceded was due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions of $9.3 million. A “swing-rated” reinsurance contract links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. It enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers, but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold. Swing-rated reinsurance often, but not always, contains a provision limiting the maximum decrease or increase in ceded premium. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $8.9 million in accordance with the terms of the contracts. The impact of the commutation was a net gain of $0.4 million. During the three months ended March 31, 2009, net premiums written included a $6.1 million reduction in premiums ceded for variable-rated reinsurance contracts that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development.
      The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 14.1% of gross premiums written for the three months ended March 31, 2010 compared to 15.5% for the same period in 2009. The decrease in the cession percentage was primarily due to the reduction of premiums ceded of $9.3 million related to the commutation of the swing-rated reinsurance contracts. Excluding the impact of the commutation and swing-rated reinsurance contract adjustments, we ceded 15.9% of gross premiums written during the three months ended March 31, 2010 and 16.8% of gross premiums written during the three months ended March 31, 2009.
     Net premiums earned increased by $14.3 million, or 4.4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of higher net premiums earned for the U.S. insurance and reinsurance segments. This is driven by increased net premiums written in the current and prior periods, as well as the impact of the commutation of the swing-rated reinsurance contracts which are fully earned.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended March 31,
	2010	2009	2010	2009
U.S. insurance	32.1%	32.0%	38.2%	32.5%
International insurance	24.1%	26.3%	25.7%	34.3%
Reinsurance	43.8%	41.7%	36.1%	33.2%

Total	100.0%	100.0%	100.0%	100.0%

     Gross premiums written by our reinsurance segment typically accounts for the largest portion of gross premiums written during the first quarter of a calendar year as many reinsurance contracts have January 1st renewal dates.
Net Investment Income
     Net investment income decreased by $8.9 million, or 11.4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was due to a combination of lower accretion of book value to par value for our fixed maturity investments, lower yields on our fixed maturity investments and an increased allocation to hedge funds, which contribute to our total return but carry no current yield. We increased our hedge fund investments by over $120 million between March 31, 2009 and March 31, 2010. As a result of new OTTI guidance issued by the FASB in April 2009, we increased the book value of our fixed maturity investments for any non-credit OTTI previously recognized, which resulted in higher book values and lower future accretions. The annualized period book yield of the investment portfolio for the three months ended March 31, 2010 and 2009 was 3.7% and 4.6%, respectively. The decrease in book yield was primarily caused by selling corporate bonds and mortgage-backed securities and reinvesting in lower yielding U.S. treasury securities in order to reduce spread risk in our investment portfolio. Investment management expenses of $2.6 million and $2.3 million were incurred during the three months ended March 31, 2010 and 2009, respectively. The increase in investment management expenses was due to the increase in the size of our investment portfolio.
     As of March 31, 2010, approximately 97% of our fixed income investments consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s, with an average duration of approximately 3.5 years as of March 31, 2010. The average duration of the investment portfolio was 2.8 years as of March 31, 2009. The increase in the duration was due to having a greater portion of long-term U.S. treasury securities in our portfolio as of March 31, 2010 as compared to our portfolio as of March 31, 2009.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the three months ended March 31, 2010, we recognized $77.5 million in net realized investment gains compared to net realized investment gains of $36.6 million during the three months ended March 31, 2009. During the three months ended March 31, 2010, we recognized $0.2 million in net impairment charges recognized in earnings compared to $42.0 million during the three months ended March 31, 2009. Net realized investment gains of $77.5 million for the three months ended March 31, 2010 were comprised of the following:
•	Net realized investment gains of $45.3 million primarily from the sale of fixed maturity securities.
•	Net realized investment gains of $32.2 million primarily related to the mark-to-market adjustments for our hedge fund investments and debt securities that are accounted for as trading securities.

Mark-to-Market Adjustments
for the Three Months Ended
March 31, 2010
($ in millions)
Hedge funds and equity securities	$4.5
Debt securities accounted for as trading securities	27.7

Total	$32.2

     Net realized investment gains of $36.6 million for the three months ended March 31, 2009 were comprised of the following:
•	Net realized investment gains of $36.7 million primarily from the sale of fixed maturity securities.
•	Net realized investment losses of $0.1 million related to the mark-to-market of our equity securities and hedge fund investments. We recognized a realized loss of $2.7 million due to declines in the fair value of our equity securities and recognized a realized gain of $2.6 million due to changes in the fair value of our hedge fund investments.
     During the three months ended March 31, 2009, we recognized OTTI of $42.0 million related to declines in the market value of securities in our available for sale portfolio. OTTI was recognized due to our investment advisers having the discretion to sell these securities.
Other Income
     The other income of $0.3 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, represents fee income from our program administrator and wholesale brokerage operations.

Net Losses and Loss Expenses
     Net losses and loss expenses increased by $83.6 million, or 56.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in net losses and loss expenses was due to higher loss activity in the current year, which included net losses and loss expenses incurred from the earthquakes in Haiti and Chile of $7.5 million and $65.0 million, respectively, $12.0 million for a Connecticut power plant explosion, $2.0 million for European Windstorm Xynthia, and $8.9 million for the reduction of ceded IBNR as part of the commutation of certain swing-rated reinsurance contracts. These increases were partially offset by higher net favorable prior year reserve development.
     We recorded net favorable reserve development related to prior years of $73.9 million and $60.2 million during the three months ended March 31, 2010 and 2009, respectively. The $73.9 million of net favorable reserve development excludes the impact of the commutation of the swing-rated reinsurance contracts of $8.9 million discussed above. The following table shows the net favorable reserve development of $73.9 million by loss year for each of our segments for the three months ended March 31, 2010. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
U.S. insurance	$(0.4)	$(1.0)	$(7.6)	$(2.5)	$0.3	$2.1	$4.8	$0.7	$(3.6)
International insurance	—	(2.2)	(20.0)	(28.9)	(10.0)	(4.5)	7.4	0.6	(57.6)
Reinsurance	(0.8)	0.3	(3.0)	(3.9)	(0.4)	(0.9)	(2.5)	(1.5)	(12.7)

Total	$(1.2)	$(2.9)	$(30.6)	$(35.3)	$(10.1)	$(3.3)	$9.7	$(0.2)	$(73.9)

     The net unfavorable reserve development of $7.4 million in our international insurance segment for the 2008 loss year was primarily due to a single loss on a pharmaceutical company in our general casualty line of business.
     The following table shows the favorable reserve development of $60.2 million by loss year for each of our segments for the three months ended March 31, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(1.2)	$(5.7)	$(10.9)	$(5.3)	$7.2	$4.6	$3.8	$(7.5)
International insurance	(5.1)	(15.9)	(23.7)	(1.2)	(1.7)	(9.8)	16.8	(40.6)
Reinsurance	(0.1)	(3.8)	(4.8)	2.0	(0.1)	(3.1)	(2.2)	(12.1)

Total	$(6.4)	$(25.4)	$(39.4)	$(4.5)	$5.4	$(8.3)	$18.4	$(60.2)

     The loss and loss expense ratio for the three months ended March 31, 2010 was 68.6% compared to 45.8% for the three months ended March 31, 2009. Net favorable reserve development recognized and the impact of the commutation adjustment during the three months ended March 31, 2010 reduced the loss and loss expense ratio by 21.7 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 90.3%. Net favorable reserve development recognized in the three months ended March 31, 2009 reduced the loss and loss expense ratio by 18.6 percentage points. Thus, the loss and loss expense ratio related to that loss year was 64.4%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $86.5 million of losses from the Chilean and Haitian earthquakes, the Connecticut power plant explosion and European Windstorm Xynthia during the three months ended March 31, 2010, discussed above, which contributed 26.3 points to the current loss year’s loss and loss expense ratio.
     The following table shows the components of the increase in net losses and loss expenses of $83.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended
	March 31,		Dollar
	2010	2009	Change
	($ in millions)
Net losses paid	$136.0	$111.1	$24.9
Net change in reported case reserves	6.2	(10.9)	17.1
Net change in IBNR	89.9	48.3	41.6

Net losses and loss expenses	$232.1	$148.5	$83.6

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,841.8	$3,688.5
Incurred related to:
Commutation of variable-rated reinsurance contracts	8.9	—
Current period non-catastrophe	232.1	208.7
Current period property catastrophe	65.0	—
Prior period non-catastrophe	(72.9)	(60.1)
Prior period property catastrophe	(1.0)	(0.1)

Total incurred	$232.1	$148.5
Paid related to:
Current period non-catastrophe	6.3	1.1
Current period property catastrophe	0.4	—
Prior period non-catastrophe	123.4	89.5
Prior period property catastrophe	5.9	20.5

Total paid	$136.0	$111.1
Foreign exchange revaluation	(5.0)	(3.2)

Net reserve for losses and loss expenses, March 31	3,932.9	3,722.7
Losses and loss expenses recoverable	920.5	880.4

Reserve for losses and loss expenses, March 31	$4,853.4	$4,603.1

Acquisition Costs
     Acquisition costs increased by $3.8 million, or 10.2%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in acquisition costs was primarily due to the increase in net premiums earned in our U.S. insurance segment and reinsurance segment, which typically have higher acquisition costs than our international insurance segment and represent a higher proportion of net premiums earned during the three months ended March 31, 2010 compared to the same period in 2009. Acquisition costs as a percentage of net premiums earned were 12.1% for the three months ended March 31, 2010 compared to 11.5% for the same period in 2009 for the reasons explained above.
General and Administrative Expenses
     General and administrative expenses increased by $6.1 million, or 10.6%, for the three months ended March 31, 2010 compared to the same period in 2009. The increase in general and administrative expenses was primarily due to the following:
•	An overall increase in global headcount from 590 to 664 resulting in an overall increase in salary and related costs of $7.7 million.
•	Increased stock-related compensation of $3.7 million, including an increase of $2.2 million for awards granted under the Allied World Assurance Company Holdings, Ltd Second Amended and Restated Long-Term Incentive Plan (the “LTIP”) in 2009 to recognize expected performance above the target level. For all LTIP awards, we initially recognize the stock compensation expense at 100% of the fair market value of Holdings’ common shares on the date of grant and reassess, at least annually, the projected growth in book value to determine whether an adjustment to the initial estimate of the expense should be made. During the three months ended March 31, 2010, we have accrued 132.5% of the fair market value of Holdings’ common shares awarded on the date of grant, as we believe it is probable that we will achieve the performance criteria above target but below the maximum award when these LTIP awards vest at the end of 2011. For additional information on our LTIP, see note 11(c) in our notes to the unaudited condensed consolidated financial statements.
•	Decrease of $4.8 million related to the Darwin Long-Term Incentive Plan (the “Darwin LTIP”). We recognized a reduction in the Darwin LTIP of $1.3 million during the three months ended March 31, 2010 compared to an increase of $3.5 million during the three months ended March 31, 2009. The amount incurred for the Darwin LTIP is a result of pre-acquisition underwriting profitability, including any subsequent loss reserve development. The reduction in the Darwin LTIP during the three months ended March 31, 2010 was due to unfavorable reserve development.
     Our general and administrative expense ratio was 18.8% for the three months ended March 31, 2010, which was higher than the 17.7% for the three months ended March 31, 2009. The increase was primarily due to the factors discussed above.
     Our expense ratio was 30.9% for the three months ended March 31, 2010 compared to 29.2% for the three months ended March 31, 2009 due to an increase in both acquisition cost ratio and general and administrative expense ratio.

Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased $0.2 million, or 18.2%, for the three months ended March 31, 2010 compared the three months ended March 31, 2009. The decrease is primarily the result of no longer amortizing the trademark intangible asset that was fully impaired during the fourth quarter of 2009. No impairment of intangible assets was recognized during the three months ended March 31, 2010 and March 31, 2009, respectively.
Interest Expense
     Interest expense decreased $1.0 million, or 9.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Interest expense of $1.0 million was incurred during the three months ended March 31, 2009 on our borrowing of $243.8 million from our $400 million unsecured revolving credit facility, which was paid in full in February 2009.
Net Income
     Net income for the three months ended March 31, 2010 was $133.7 million compared to $131.4 million for the three months ended March 31, 2009. The increase was primarily the result of higher net realized investment gains, higher net premiums earned and lower OTTI partially offset by higher net losses and loss expenses and general and administrative expenses. Net income for the three months ended March 31, 2010 included a net foreign exchange loss of $1.1 million and an income tax expense of $3.2 million. Net income for the three months ended March 31, 2009 included a net foreign exchange loss of $0.8 million and an income tax expense of $10.2 million. The decrease in the income tax expense was primarily due to lower taxable income in our U.S. operations during the three months ended March 31, 2010 compared to same period in 2009.
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
     Reinsurance Segment. Our reinsurance segment has operations in Bermuda, Europe, Singapore and the United States. This segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Revenues
Gross premiums written	$162.1	$153.4
Net premiums written	131.6	115.8
Net premiums earned	129.2	105.3
Other income	0.3	0.5
Expenses
Net losses and loss expenses	$98.4	$54.2
Acquisition costs	17.0	14.4
General and administrative expenses	27.1	27.4
Underwriting (loss) income	(13.0)	9.8
Ratios
Loss and loss expense ratio	76.2%	51.5%
Acquisition cost ratio	13.1%	13.7%
General and administrative expense ratio	21.0%	26.0%
Expense ratio	34.1%	39.7%
Combined ratio	110.3%	91.2%
Comparison of Three Months Ended March 31, 2010 and 2009
     Premiums. Gross premiums written increased by $8.7 million, or 5.7%, for the three months ended March 31, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to higher volume from new products and increased underwriting staff, particularly in our general casualty and property lines of business where we believe underwriting opportunities were present. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition, particularly for public directors and officers liability products in our professional liability line of business.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,		Dollar	Percentage
	2010	2009	Change	Change
		($ in millions)
Healthcare	$47.5	$49.7	$(2.2)	(4.4)%
Professional liability	39.0	42.0	(3.0)	(7.1)
General casualty	28.0	23.6	4.4	18.6
Programs	24.8	24.0	0.8	3.3
General property	16.5	10.2	6.3	61.8
Other	6.3	3.9	2.4	61.5

	$162.1	$153.4	$8.7	5.7%

     Net premiums written increased by $15.8 million, or 13.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in net premiums written was primarily due to higher gross premiums written, as well as a reduction of premiums ceded. The reduction in premiums ceded was due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions of $9.3 million. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $8.9 million in accordance with the terms of the contracts. During the three months ended March 31, 2009, net premiums written included a $6.1 million reduction in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions, as a result of additional profits from favorable prior year reserve development. The net impact of the commutation during the three months ended March 31, 2010 was a net gain of $0.4 million. Overall, we ceded 18.8% of gross premiums written for the three months ended March 31, 2010 compared to 24.5% for the three months ended March 31, 2009. The decrease in the cession percentage was primarily due to the reduction of premiums ceded of $9.3 million related to the commutation of the swing-rated reinsurance contracts. Excluding the impact of the commutation and swing-rated reinsurance contracts, we ceded 24.6% of gross premiums written during the three months ended March 31, 2010 and 28.4% of gross premiums written during the three months ended March 31, 2009. The decrease in the cession percentage from 28.4% to 24.6%

was primarily due to lower subject premium that is ceded under our professional liability reinsurance treaty as we wrote more premiums that did not attach to the treaty.
     Net premiums earned increased $23.9 million, or 22.7%, primarily due to the growth of our U.S. insurance operations during 2009 and during the first three months of 2010 and $9.3 million from the commutation which was fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $44.2 million, or 81.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in net losses and loss expenses was primarily due to a $12.0 million net loss from a Connecticut power plant explosion in our program line of business, the reduction of ceded IBNR for the commutation of the swing-rated reinsurance contracts of $8.9 million and lower net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $3.6 million during the three months ended March 31, 2010 compared to net favorable reserve development of $7.5 million for the three months ended March 31, 2009. The $3.6 million of net favorable reserve development excludes the impact of the commutation of the swing-rated reinsurance contracts of $8.9 million discussed above.
     The $3.6 million of net favorable reserve development during the three months ended March 31, 2010 included the following:
•	Net favorable reserve development of $10.9 million primarily the result of actual loss emergence being lower than the expected loss emergence for the general casualty, professional liability and healthcare lines of business primarily for the 2002 through 2005 loss years.
•	Net unfavorable reserve development of $5.1 million primarily due to higher than expected reported losses for the general casualty, professional liability and healthcare lines of business for the 2008 loss year.
•	Net unfavorable reserve development of $2.2 million primarily due to higher than expected reported losses for the general property line of business for the 2007 loss year, our program line of business for the 2007 through 2009 loss years and our iBind line of business for the 2006 and 2007 loss years.
     The $7.5 million of net favorable reserve development during the three months ended March 31, 2009 included the following:
•	Net favorable reserve development of $10.8 million for Darwin-related business. This was primarily the result of $14.4 million of net favorable reserve development due to actual loss emergence being lower than the initial expected loss emergence for the healthcare and program lines of business partially offset by net unfavorable reserve development of $3.6 million for the professional liability and iBind lines of business.
•	Net favorable reserve development of $17.5 million for business written by our other U.S. offices primarily the result of general casualty, professional liability, healthcare and general property lines of business actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years.
•	Net unfavorable reserve development of $17.2 million for business written by our U.S. offices due to higher than expected reported losses for the professional liability line of business for the 2006 and 2007 loss years.
•	Net unfavorable catastrophe reserve development of $3.6 million.
     The loss and loss expense ratio for the three months ended March 31, 2010 was 76.2% compared to 51.5% for the three months ended March 31, 2009. Net favorable reserve development recognized and the impact of the commutation adjustment to ceded IBNR during the three months ended March 31, 2010 decreased the loss and loss expense ratio by 1.5 percentage points. Thus, the loss and loss expense ratio for the current loss year was 77.7%. In comparison, net favorable reserve development recognized in the three months ended March 31, 2009 decreased the loss and loss expense ratio by 7.1 percentage points. In addition, the $6.1 million reduction in premiums ceded for the variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 3.6 percentage points. Thus, the loss and loss expense ratio for that loss year was 62.2%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $12.0 million net loss on the Connecticut power plant explosion. This contributed 10.0 percentage points to the current loss year’s loss and loss expense ratio, after adjusting for the $9.3 million impact to ceded earned premium of the commuted swing-rated reinsurance contracts previously discussed.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$901.9	$819.4
Incurred related to:
Commutation of variable-rated reinsurance contracts	8.9	—
Current period non-catastrophe	93.1	61.7
Current period property catastrophe	—	—
Prior period non-catastrophe	(3.4)	(11.1)
Prior period property catastrophe	(0.2)	3.6

Total incurred	$98.4	$54.2
Paid related to:
Current period non-catastrophe	0.7	1.0
Current period property catastrophe	—	—
Prior period non-catastrophe	28.0	19.3
Prior period property catastrophe	(0.3)	6.2

Total paid	$28.4	$26.5
Net reserve for losses and loss expenses, March 31	971.9	847.1
Losses and loss expenses recoverable	365.9	318.8

Reserve for losses and loss expenses, March 31	$1,337.8	$1,165.9

     Acquisition costs. Acquisition costs increased by $2.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio decreased to 13.1% for the three months ended March 31, 2010 from 13.7% for the same period in 2009. Excluding the impact of the commutation and swing rated reinsurance contracts on ceded earned premium, the acquisition cost ratio was 14.2% for the three months ended March 31, 2010 and was 14.5% for the three months ended March 31, 2009.
     General and administrative expenses. General and administrative expenses decreased by $0.3 million, or 1.1%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in general and administrative expenses was primarily due to the decrease in Darwin LTIP for the three months ended March 31, 2010 of $4.8 million due to unfavorable reserve development recognized partially offset by higher salary and related costs including stock-based compensation. The decrease in the general and administrative expense ratio from 26.0% for the three months ended March 31, 2009 to 21.0% for the same period in 2010 was the result of the increase in net premiums earned.

International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Revenues
Gross premiums written	$121.4	$125.9
Net premiums written	81.1	89.0
Net premiums earned	87.0	111.2
Expenses
Net losses and loss expenses	$57.4	$39.2
Acquisition costs	0.1	1.1
General and administrative expenses	21.8	18.8
Underwriting income	7.7	52.1
Ratios
Loss and loss expense ratio	66.0%	35.2%
Acquisition cost ratio	0.1%	1.0%
General and administrative expense ratio	25.1%	16.9%
Expense ratio	25.2%	17.9%
Combined ratio	91.2%	53.1%
Comparison of Three Months Ended March 31, 2010 and 2009
     Premiums. Gross premiums written decreased by $4.5 million, or 3.6%, for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in gross premiums written was due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,		Dollar	Percentage
	2010	2009	Change	Change
			($ in millions)
General property*	$39.7	$43.6	$(3.9)	(8.9)%
General casualty	31.7	30.8	0.9	2.9
Professional liability	27.2	32.5	(5.3)	(16.3)
Healthcare	22.8	19.0	3.8	20.0

	$121.4	$125.9	$(4.5)	(3.6)%

*	Includes our energy line of business.
     Net premiums written decreased $7.9 million, or 8.9%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in net premiums written was primarily due to the decrease in gross premiums written. We ceded to reinsurers 33.2% of gross premiums written for the three months ended March 31, 2010 compared to 29.3% for the three months ended March 31, 2009. The increase is primarily due to increased cessions on our general casualty and professional liability lines of business. Net premiums earned decreased $24.2 million, or 21.8%, primarily due to lower net premiums written during 2009 and for the first three months of 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $18.2 million, or 46.4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in net losses and loss expenses was primarily due to higher catastrophe activity in the current period partially offset by higher net favorable reserve development recognized. During the three months ended March 31, 2010, we experienced net losses and loss expenses of $7.5 million from the earthquake in Haiti and

$50.0 million from the earthquake in Chile. Overall, our international insurance segment recorded net favorable reserve development of $57.6 million during the three months ended March 31, 2010 compared to net favorable reserve development of $40.6 million for the three months ended March 31, 2009.
     The $57.6 million of net favorable reserve development recognized during the three months ended March 31, 2010 included the following:
•	Net favorable reserve development of $36.1 million due to actual loss emergence being lower than the expected loss emergence primarily for the professional liability and healthcare lines of business for the 2002 through 2005 loss years and the property line of business for the 2004 through 2008 loss years.

•	Net favorable reserve development of $13.3 million related to the general casualty line of business, which consisted of $24.6 million of net favorable reserve development due to actual loss emergence being lower than the expected loss emergence for the 2003 through 2006 loss years and net unfavorable reserve development of $11.3 million primarily due to a single loss on a pharmaceutical company for the 2008 loss year.

•	Net favorable reserve development of $8.2 million related to the energy line of business, which consisted of net favorable development of $9.3 million due to actual loss emergence being lower than the expected loss emergence for the 2003 through 2004 and 2006 through 2008 loss years and $1.1 million of net unfavorable reserve development due to higher than expected reported losses for the 2002, 2005 and 2009 loss years.
     Net favorable reserve development of $40.6 million recognized during the three months ended March 31, 2009 included the following:
•	Net favorable reserve development of $43.1 million related to the general casualty, professional liability and healthcare lines of business due to actual loss emergence being lower than the initial expected loss emergence for the 2002 through 2004 loss years. During the three months ended March 31, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net unfavorable reserve development of $4.6 million related to the general property and energy lines of business. The net unfavorable reserve development for the general property and energy lines of business consisted of $19.0 million of net unfavorable reserve development for the 2008 loss year partially offset by $14.4 million in net favorable development primarily from the 2004 through 2007 loss years. The net unfavorable reserve development for the 2008 loss year was due to higher than expected reported losses for both general property and energy lines of business.

•	Net favorable catastrophe reserve development of $2.1 million.
     The loss and loss expense ratio for the three months ended March 31, 2010 was 66.0%, compared to 35.2% for the three months ended March 31, 2009. The net favorable reserve development recognized during the three months ended March 31, 2010 decreased the loss and loss expense ratio by 66.2 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 132.2%. Comparatively, the net favorable reserve development recognized during the three months ended March 31, 2009 decreased the loss and loss expense ratio by 36.5 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 71.7%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $57.5 million related to the earthquakes in Haiti and Chile which occurred during the three months ended March 31, 2010 and contributed 66.1 percentage points to the current year’s losses and loss expense ratio.
     Net paid losses for the three months ended March 31, 2010 and 2009 were $66.5 million and $45.9 million, respectively. The increase in net paid losses was primarily due to two large loss payments of approximately $9 million and $8 million in the current quarter in our general casualty line of business.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,790.1	$1,797.0
Incurred related to:
Current period non-catastrophe	65.0	79.8
Current period property catastrophe	50.0	—
Prior period non-catastrophe	(58.2)	(38.5)
Prior period property catastrophe	0.6	(2.1)

Total incurred	$57.4	$39.2
Paid related to:
Current period non-catastrophe	5.6	0.1
Current period property catastrophe	—	—
Prior period non-catastrophe	56.0	38.0
Prior period property catastrophe	4.9	7.8

Total paid	$66.5	$45.9
Foreign exchange revaluation	(5.0)	(3.2)

Net reserve for losses and loss expenses, March 31	1,776.0	1,787.1
Losses and loss expenses recoverable	553.3	558.8

Reserve for losses and loss expenses, March 31	$2,329.3	$2,345.9

     Acquisition costs. Acquisition costs decreased $1.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The acquisition cost ratio decreased from 1.0% for the three months ended March 31, 2009 to 0.1% for the three months ended March 31, 2010.
     General and administrative expenses. General and administrative expenses increased $3.0 million, or 16.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs including stock-based compensation. The general and administrative expense ratios for the three months ended March 31, 2010 and 2009 were 25.1% and 16.9%, respectively, due to higher general and administrative expense and lower net premiums earned.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Revenues
Gross premiums written	$220.6	$200.3
Net premiums written	220.6	200.2
Net premiums earned	122.1	107.5
Expenses
Net losses and loss expenses	$76.3	$55.1
Acquisition costs	23.8	21.7
General and administrative expenses	14.5	11.1
Underwriting income	7.5	19.6
Ratios
Loss and loss expense ratio	62.5%	51.3%
Acquisition cost ratio	19.5%	20.1%
General and administrative expense ratio	11.9%	10.4%
Expense ratio	31.4%	30.5%
Combined ratio	93.9%	81.8%
Comparison of Three Months Ended March 31, 2010 and 2009
     Premiums. Gross premiums written increased by $20.3 million, or 10.1%, for the three months ended March 31, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to the renewal of one pro rata treaty for $23.6 million in our property reinsurance line of business. This treaty was originally bound during the three months ended September 30, 2009 for $9.0 million and expired on November 30, 2009. The renewed treaty is effective from January 1, 2010 to December 31, 2010. We also increased international reinsurance and U.S. property reinsurance gross premiums written by $16.7 million and $11.3 million, respectively, as we continued to build out these lines of business. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and a reduction in adjustments on estimated premiums of $2.6 million. We recognized net downward adjustments of $1.7 million during the three months ended March 31, 2010 compared to net upward adjustments of $0.9 million during the three months ended March 31, 2009. We also had a reduction of renewed premiums in our U.S. general casualty line of business of $27.5 million primarily due to lowering our participation on several treaties.
     During the three months ended March 31, 2010, our U.S., Bermuda, Europe and Singapore reinsurance operations had gross premiums written of $113.7 million, $80.3 million, $23.0 million and $3.6 million, respectively. During the three months ended March 31, 2009, our U.S., Bermuda, Europe and Singapore reinsurance operations had gross premiums written of $128.7 million, $61.2 million, $10.4 million and nil, respectively.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,		Dollar	Percentage
	2010	2009	Change	Change
			($ in millions)
General casualty reinsurance	$64.7	$91.9	$(27.2)	(29.6)%
Property reinsurance	60.6	28.9	31.7	109.7
International reinsurance	41.1	24.4	16.7	68.4
Professional liability reinsurance	36.3	37.6	(1.3)	(3.5)
Specialty reinsurance	15.7	15.3	0.4	2.6
Facultative reinsurance	2.2	2.2	—	0.0

	$220.6	$200.3	$20.3	10.1%

     Net premiums written increased by $20.4 million, or 10.2%, which is consistent with the increase in gross premiums written. Net premiums earned increased $14.6 million, or 13.6%, due to the increase in net premiums written. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses increased by $21.2 million, or 38.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in net losses and loss expenses was primarily due to higher loss activity compared to the three months ended March 31, 2009, including $15.0 million from the earthquake in Chile and $2.0 million from the European Windstorm Xynthia, partially offset by higher net favorable reserve development. Overall, our reinsurance segment recorded net favorable reserve development of $12.7 million and $12.1 million during the three months ended March 31, 2010 and 2009, respectively.
     The net favorable reserve development of $12.7 million for the three months ended March 31, 2010 included the following:
•	Net favorable reserve development of $8.7 million due to actual loss emergence being lower than the expected loss emergence primarily for the general casualty reinsurance line of business for the 2002 and 2004 through 2006 loss years, the professional liability reinsurance line of business for the 2002 through 2005 loss years and the international reinsurance line of business for the 2002 through 2006 loss years.

•	Net favorable reserve development of $5.4 million for our specialty reinsurance line of business primarily due to actual loss emergence being lower than the expected loss emergence for the 2007 and 2008 loss years and our property reinsurance line of business primarily due to actual emergence being lower than the expected loss emergence for the 2009 loss year.

•	Net unfavorable reserve development of $2.8 million due to actual loss emergence being higher than expected loss emergence primarily for the facultative reinsurance line of business for the 2003 and 2004 loss years, the property reinsurance line of business for the 2008 loss year, the specialty reinsurance line of business for the 2005 loss year, and the general casualty reinsurance line of business for the 2003 loss year.

•	Net favorable catastrophe reserve development of $1.4 million.
     The net favorable reserve development of $12.1 million for the three months ended March 31, 2009 included the following:
•	Net favorable reserve development of $9.0 million for our professional liability reinsurance, general casualty reinsurance and facultative reinsurance lines of business. The net favorable reserve development for these lines of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2003 through 2005 loss years. During the three months ended March 31, 2009, we adjusted our weighting on actuarial methods utilized for these lines of business and loss years by increasing the weight given to the Bornhuetter-Ferguson reported loss method compared to the previous blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method.

•	Net favorable reserve development of $1.2 million for our property reinsurance line of business was primarily the result of actual loss emergence being lower than the initial expected loss emergence for the 2004 and 2007 loss years partially offset by higher than expected reported losses in the 2003, 2005 and 2008 loss years.

•	Net favorable reserve development of $0.2 million in our international reinsurance line of business, which consisted of $5.3 million in net favorable reserve development due to actual loss emergence being lower than the initial expected loss emergence for property related exposures for the 2007 and 2008 loss years and $5.1 million in net unfavorable reserve development due to higher loss activity for casualty related exposures driven by ongoing market turmoil for the 2007 and 2008 loss years.

•	Net favorable catastrophe reserve development of $1.7 million.
     The loss and loss expense ratio for the three months ended March 31, 2010 was 62.5%, compared to 51.3% for the three months ended March 31, 2009. Net favorable reserve development recognized during the three months ended March 31, 2010 reduced the loss and loss expense ratio by 10.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 72.9%. In comparison, net favorable reserve development recognized in the three months ended March 31, 2009 reduced the loss and loss expense ratio by 11.3 percentage points. Thus, the loss and loss expense ratio related to that loss year was 62.6%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $17.0 million from the earthquake in Chile and European Windstorm Xynthia, which contributed 13.9 percentage points to the current loss year’s loss and loss expense ratio.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,149.8	$1,072.1
Incurred related to:
Current period non-catastrophe	74.0	67.2
Current period property catastrophe	15.0	—
Prior period non-catastrophe	(11.3)	(10.4)
Prior period property catastrophe	(1.4)	(1.7)

Total incurred	$76.3	$55.1
Paid related to:
Current period non-catastrophe	—	—
Current period property catastrophe	0.4	—
Prior period non-catastrophe	39.4	32.2
Prior period property catastrophe	1.3	6.5

Total paid	$41.1	$38.7
Net reserve for losses and loss expenses, March 31	1,185.0	1,088.5
Losses and loss expenses recoverable	1.3	2.8

Reserve for losses and loss expenses, March 31	$1,186.3	$1,091.3

     Acquisition costs. Acquisition costs increased by $2.1 million, or 9.7%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily as a result of higher net premiums earned. The acquisition cost ratio was 19.5% for the three months ended March 31, 2010, slightly lower than the 20.1% for the three months ended March 31, 2009.
     General and administrative expenses. General and administrative expenses increased $3.4 million, or 30.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs included stock-based compensation. The 1.5 percentage point increase in the general and administrative expense ratio from 10.4% for the three months ended March 31, 2009 to 11.9% for the three months ended March 31, 2010 was due to higher general and administrative expenses partially offset by higher net premiums earned.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses by segment as of March 31, 2010 and December 31, 2009 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Mar. 31	Dec. 31,	Mar. 31	Dec. 31,	Mar. 31	Dec. 31,	Mar. 31	Dec. 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	($ in millions)
Case reserves	$297.9	$268.1	$520.8	$570.4	$313.5	$313.5	$1,132.2	$1,152.0
IBNR	1,039.9	985.6	1,808.5	1,786.0	872.8	838.2	3,721.2	3,609.8

Reserve for losses and loss expenses	1,337.8	1,253.7	2,329.3	2,356.4	1,186.3	1,151.7	4,853.4	4,761.8
Reinsurance recoverables	(365.9)	(351.8)	(553.3)	(566.3)	(1.3)	(1.9)	(920.5)	(920.0)

Net reserve for losses and loss expenses	$971.9	$901.9	$1,776.0	$1,790.1	$1,185.0	$1,149.8	$3,932.9	$3,841.8

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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2010:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,337.8	$1,105.9	$1,480.4
International insurance	2,329.3	1,765.0	2,640.2
Reinsurance	1,186.3	899.0	1,427.4

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(2)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$971.9	$774.1	$1,050.2
International insurance	1,776.0	1,337.8	2,028.4
Reinsurance	1,185.0	898.3	1,425.1

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,030.6 million and the consolidated high estimate is $5,287.6 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,228.9 million and the consolidated high estimate is $4,285.0 million.
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
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of March 31, 2010 and December 31, 2009:

	Reinsurance Recoverable
	As of	As of
	March 31,	December 31 ,
	2010	2009
	($ in millions)
Ceded case reserves	$245.5	$266.5
Ceded IBNR reserves	675.0	653.5

Reinsurance recoverable	$920.5	$920.0

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 96% of ceded reserves as of March 31, 2010 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of March 31, 2010, our shareholders’ equity was $3.3 billion, a 3.9% increase compared to $3.2 billion as of December 31, 2009. The increase was primarily the result of net income for the three months ended March 31, 2010 of $133.7 million.
     Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal, interest and/or dividend payments on its senior notes and common shares.
     On May 6, 2010, the board of directors of Holdings authorized the company to repurchase up to $500 million of Holdings’ common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. At any time, the repurchase program may be modified, extended or terminated by the board of directors.
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
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least “A-” under the Unsecured Facility and of at least “B++” under the Secured Facility. As of March 31, 2010, we had a consolidated indebtedness to total capitalization of 0.14 to 1.0 and all of our insurance and reinsurance subsidiaries had a financial strength rating from A.M. Best of “A”. The Unsecured Facility required a minimum net worth as of March 31, 2010 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $3.2 billion as of March 31, 2010. Based on the results of these financial calculations, we were in compliance with all covenants under the Credit Facility as of March 31, 2010.
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

     The following shows our trust accounts on deposit, as well as outstanding and remaining letters of credit facilities and the collateral committed to support the letters of credit facilities as of March 31, 2010 and December 31, 2009:

	As of	As of
	March 31,	December 31,
	2010	2009
	($ in millions)
Total trust accounts on deposit	$1,318.5	$1,025.5

Total letters of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit facilities	1,700.0	1,700.0

Total letters of credit facilities outstanding:
Citibank Europe plc	707.8	794.6
Credit Facility	206.4	376.7

Total letters of credit facilities outstanding	914.2	1,171.3

Total letters of credit facilities remaining:
Citibank Europe plc	192.2	105.4
Credit Facility(1)	593.6	423.3

Total letters of credit facilities remaining	785.8	528.7

Collateral committed to support the letter of credit facilities	$1,142.1	$1,208.3

(1)	Net of any borrowing or repayments under the Unsecured Facility.
     As of March 31, 2010, we had a combined unused letters of credit capacity of $785.8 million from the Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.
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
     Cash flows from operations for the three months ended March 31, 2010 were $85.3 million compared to $143.5 million for three months ended March 31, 2009. The decrease in cash flows from operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to higher net losses paid and higher payouts on year-end incentive compensation.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to an increase in restricted cash. We had cash flows provided by investing activities of $72.5 million for the three months ended March 31, 2010 compared to cash flows provided by investing activities of $264.5 million for the three months ended March 31, 2009. The decrease in cash flows provided by investing activities for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to the lower net proceeds from the sale and purchases of our investments during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
     Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt and the payment of dividends. Cash flows provided by financing activities were $2.7 million for the three months ended March 31, 2010 compared to net cash used in financing activities of $418.5 million for the three months ended March 31, 2009. The increase in cash flows provided by financing activities for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to the repayment of our syndicated loan.
     On May 6, 2010, our board of directors declared a quarterly dividend of $0.20 per share, or approximately $10.1 million in aggregate, payable on June 10, 2010 to the shareholders of record as of May 25, 2010.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2010 and December 31, 2009, 96.7% and 97.6%, respectively, of our fixed income portfolio consisted of investment grade securities. As of March 31, 2010 and December 31, 2009, net accumulated unrealized gains on our available for sale debt securities were $142.3 million and $149.8 million, respectively. The reduction in the unrealized gains is primarily due to selling certain available for sale securities during the three months ended March 31, 2010 and reinvesting the proceeds in trading debt securities. We expect this trend of selling available for sale debt securities and purchasing trading debt securities to continue for the remainder of 2010. The maturity distribution of our fixed income portfolio (on a fair value basis) as of March 31, 2010 and December 31, 2009 was as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
	($ in millions)
Due in one year or less	$133.9	$156.3
Due after one year through five years	3,099.8	3,221.7
Due after five years through ten years	1,629.6	1,166.9
Due after ten years	167.0	172.4
Mortgage-backed	1,590.0	1,721.3
Asset-backed	475.6	532.8

Total	$7,095.9	$6,971.4

     We have investments in various hedge funds, the market value of which was $242.1 million as of March 31, 2010. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund.
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
     The following were the financial strength ratings of all of our insurance and reinsurance subsidiaries as of April 30, 2010, except as noted below:

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
The following were our senior unsecured debt ratings as of April 30, 2010:

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
Off-Balance Sheet Arrangements
     As of March 31, 2010, we did not have any off-balance sheet arrangements.

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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical March 31, 2010 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$8,054.7	$7,836.4	$7,716.8	$7,593.5	$7,467.9	$7,343.9	$7,100.6
Market value change from base	461.2	242.9	123.3	0.0	(125.6)	(249.6)	(492.9)
Change in unrealized appreciation/(depreciation)	6.1%	3.2%	1.6%	0.0%	(1.6)%	(3.3)%	(6.5)%

     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical March 31, 2010 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,833.1	$5,592.3	$5,471.8	$5,351.4	$5,231.0	$5,110.5	$4,869.7
Market value change from base	481.7	240.9	120.4	0.0	(120.4)	(240.9)	(481.7)
Change in unrealized appreciation/(depreciation)	9.0%	4.5%	2.3%	0.0%	(2.3)%	(4.5)%	(9.0)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of March 31, 2010 we held assets totaling $7.1 billion of fixed income securities. Of those assets, approximately 3.3% were rated below investment grade (Ba1/BB+ or lower) with the remaining 96.7% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA by S&P.
     As of March 31, 2010 we held $2,337.2 million, or 29.8%, of our total investments and cash and cash equivalents in corporate bonds, $1,095.7 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standards & Poor’s.
     As of March 31, 2010, we held $1,590.0 million, or 20.2%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 11.8%, 5.8% and 2.6%, respectively, of our total investments and cash and cash equivalents. In addition, 99.9% of our commercial mortgage-backed securities and 77.3% of our core non-agency residential mortgage-backed securities were rated “AAA” by Standard & Poor’s and Fitch as of March 31, 2010. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.
     Additionally as of March 31, 2010, we held $227.2 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,590.0 million referenced in the preceding paragraph. As of March 31, 2010, 89.6% of those assets were rated below investment grade, and the average credit rating of this below investment grade portfolio was B- by S&P.
     As of March 31, 2010, we held investments in hedge funds with a fair value of $242.1 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
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
     As of March 31, 2010 and 2009, 2.2% and 1.9%, respectively, of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written during the three months ended March 31, 2010 and 2009, approximately 13% and 10% was written in currencies other than the U.S. dollar, respectively. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in approximately 90 days from purchase.
     Our foreign exchange loss/gain for the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009 are set forth in the chart below.

	Three Months		Year
	Ended		Ended
	March 31,		December 31
	2010	2009	2009
	($ in millions)
Realized exchange (loss) gain	$(2.2)	$(4.2)	$5.9
Unrealized exchange gain (loss)	1.1	3.4	(6.6)

Foreign exchange loss	$(1.1)	$(0.8)	$(0.7)

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
     Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2009 Annual Report on Form 10-K filed with the SEC on March 1, 2010, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Other Information.
     None.

Item 5. Exhibits.

Exhibit
Number	Description
10.1†	Second Amended and Restated Long-Term Incentive Plan.

10.2†	Form of Performance-Based RSU Award Agreement.

10.3(1)	First Amendment to Credit Agreement, dated as of February 25 ,2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto and Wachovia Bank, National Association, as administrative agent, fronting bank under the Unsecured Senior Revolving Credit Facility.

10.4(1)	First Amendment to Credit Agreement, dated as of February 25, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto and Wachovia Bank, National Association, as administrative agent, fronting bank under the Secured Letter of Credit Facility.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 3, 2010.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: May 7, 2010	By: Name:	/s/ Scott A. Carmilani Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: May 7, 2010	By: Name:	/s/ Joan H. Dillard Joan H. Dillard
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Second Amended and Restated Long-Term Incentive Plan.

10.2†	Form of Performance-Based RSU Award Agreement.

10.3(1)	First Amendment to Credit Agreement, dated as of February 25 ,2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto and Wachovia Bank, National Association, as administrative agent, fronting bank under the Unsecured Senior Revolving Credit Facility.

10.4(1)	First Amendment to Credit Agreement, dated as of February 25, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto and Wachovia Bank, National Association, as administrative agent, fronting bank under the Secured Letter of Credit Facility.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on March 3, 2010.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.