Form 10-Q
period 2010-06-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2010-08-06
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of August 2, 2010 was 48,873,660.

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
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2010 and December 31, 2009
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2010	2009
ASSETS
Fixed maturity investments available for sale, at fair value (amortized cost: 2010: $2,602,000; 2009: $4,260,844)	$2,755,934	$4,427,072
Fixed maturity investments trading, at fair value	4,275,893	2,544,322
Other invested assets trading, at fair value	388,761	184,869

Total investments	7,420,588	7,156,263
Cash and cash equivalents	442,689	292,188
Restricted cash	101,206	87,563
Insurance balances receivable	552,330	395,621
Prepaid reinsurance	202,107	186,610
Reinsurance recoverable	932,435	919,991
Accrued investment income	46,105	53,046
Net deferred acquisition costs	103,286	87,821
Goodwill	268,376	268,376
Intangible assets	58,576	60,359
Balances receivable on sale of investments	24,318	55,854
Net deferred tax assets	14,170	21,895
Other assets	48,182	67,566

Total assets	$10,214,368	$9,653,153

LIABILITIES
Reserve for losses and loss expenses	$4,920,435	$4,761,772
Unearned premiums	1,069,956	928,619
Reinsurance balances payable	137,790	102,837
Balances due on purchases of investments	50,425	55,670
Senior notes	498,984	498,919
Accounts payable and accrued liabilities	68,235	92,041

Total liabilities	$6,745,825	$6,439,858

SHAREHOLDERS’ EQUITY
Common shares, par value $0.03 per share (2010: 50,488,342; 2009: 49,734,487 shares issued and 2010: 49,407,301; 2009: 49,734,487 shares outstanding)	$1,515	$1,492
Additional paid-in capital	1,378,262	1,359,934
Treasury shares, at cost (2010: 1,081,041; 2009: nil)	(49,089)	—
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	138,245	149,849
Retained earnings	1,999,610	1,702,020

Total shareholders’ equity	$3,468,543	$3,213,295

Total liabilities and shareholders’ equity	$10,214,368	$9,653,153

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2010 and 2009
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Gross premiums written	$493,847	$492,782	$998,010	$972,379
Premiums ceded	(124,052)	(131,344)	(194,923)	(205,903)

Net premiums written	369,795	361,438	803,087	766,476
Change in unearned premiums	(30,871)	(27,770)	(125,839)	(108,836)

Net premiums earned	338,924	333,668	677,248	657,640
Net investment income	65,594	76,537	134,496	154,391
Net realized investment gains	94,933	5,093	172,420	41,695
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	(16,225)	(168)	(58,188)
Portion of loss recognized in other comprehensive income, before taxes	—	10,751	—	10,751

Net impairment charges recognized in earnings	—	(5,474)	(168)	(47,437)
Other income	616	369	913	835

	500,067	410,193	984,909	807,124

EXPENSES:
Net losses and loss expenses	188,722	177,719	420,876	326,216
Acquisition costs	37,938	36,963	78,722	74,091
General and administrative expenses	68,089	61,495	131,552	118,860
Amortization and impairment of intangible assets	891	1,065	1,783	2,130
Interest expense	9,531	9,522	19,059	19,969
Foreign exchange loss (gain)	559	(1,222)	1,635	(387)

	305,730	285,542	653,627	540,879

Income before income taxes	194,337	124,651	331,282	266,245
Income tax expense	10,378	10,981	13,583	21,167

NET INCOME	183,959	113,670	317,699	245,078

Other comprehensive (loss) income:
Unrealized gains on investments arising during the period net of applicable deferred income tax expense for the three months 2010: $(471); 2009: $(1,822); and six months 2010: $(690); 2009: $(441)	63,852	140,209	101,322	76,149
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of applicable deferred income tax for the three months and six months ended June 30, 2010 nil; 2009: nil	—	(10,751)	—	(10,751)
Reclassification adjustment for net realized investment (gains) losses included in net income, net of applicable income tax	(67,891)	7,856	(112,926)	14,487

Other comprehensive (loss) income	(4,039)	137,314	(11,604)	79,885

COMPREHENSIVE INCOME	$179,920	$250,984	$306,095	$324,963

PER SHARE DATA
Basic earnings per share	$3.66	$2.30	$6.34	$4.96
Diluted earnings per share	$3.47	$2.22	$5.98	$4.79
Weighted average common shares outstanding	50,222,974	49,523,459	50,123,945	49,386,549
Weighted average common shares and common share equivalents outstanding	52,974,410	51,257,887	53,086,708	51,215,808
Dividends declared per share	$0.20	$0.18	$0.40	$0.36
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2010 and 2009
(Expressed in thousands of United States dollars)

				Accumulated
		Additional		Other
		Paid-in	Treasury	Comprehensive	Retained
	Share Capital	Capital	Shares	Income	Earnings	Total
December 31, 2009	$1,492	$1,359,934	$—	$149,849	$1,702,020	$3,213,295
Net income	—	—	—	—	317,699	317,699
Dividends	—	—	—	—	(20,109)	(20,109)
Other comprehensive loss:
Net unrealized losses, net of deferred income tax	—	—	—	(11,604)	—	(11,604)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	—	—	—	—

Total other comprehensive loss	—	—	—	(11,604)	—	(11,604)
Stock compensation	23	18,328	—	—	—	18,351
Share repurchase	—	—	(49,089)	—	—	(49,089)

June 30, 2010	$1,515	$1,378,262	$(49,089)	$138,245	$1,999,610	$3,468,543

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2008	$1,471	$1,314,785	$105,632	$994,974	$2,416,862
Cumulative effect adjustment upon adoption of ASC 320-10-65[1], net of deferred taxes	—	—	(136,848)	136,848	—
Net income	—	—	—	245,078	245,078
Dividends	—	—	—	(17,828)	(17,828)
Other comprehensive income:
Unrealized gains	—	—	90,636	—	90,636
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	(10,751)	—	(10,751)

Total other comprehensive income	—	—	79,885	—	79,885
Stock compensation	15	17,415	—	—	17,430

June 30, 2009	$1,486	$1,332,200	$48,669	$1,359,072	$2,741,427

[1]	Cumulative effect adjustment reflects adoption of ASC 320-10-65 as of April 1, 2009.
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2010 and 2009
(Expressed in thousands of United States dollars)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$317,699	$245,078
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(113,151)	(34,311)
Mark to market adjustments	(59,269)	(7,384)
Net impairment charges recognized in earnings	168	47,437
Stock compensation expense	17,454	16,560
Insurance balances receivable	(156,709)	(73,832)
Prepaid reinsurance	(15,497)	(27,531)
Reinsurance recoverable	(12,444)	(21,402)
Accrued investment income	6,941	(5,980)
Net deferred acquisition costs	(15,465)	(10,422)
Net deferred tax assets	8,415	(8,783)
Other assets	22,318	(1,353)
Reserve for losses and loss expenses	158,663	136,899
Unearned premiums	141,337	136,368
Reinsurance balances payable	34,953	37,819
Accounts payable and accrued liabilities	(23,806)	(24,263)
Other items, net	(6,005)	(2,518)

Net cash provided by operating activities	305,602	402,382

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	(113,118)	(5,379,219)
Purchases of fixed maturity investments — trading	(6,927,637)	(234,049)
Purchases of other invested assets	(203,011)	(125,376)
Sales of fixed maturity investments — available for sale	1,827,800	5,297,600
Sales of fixed maturity investments — trading	5,344,007	357
Sales of other invested assets	3,155	134,386
Changes in securities lending collateral received	—	171,026
Purchases of fixed assets	(5,213)	(3,072)
Change in restricted cash	(13,643)	(8,636)

Net cash used in investing activities	(87,660)	(146,983)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(20,109)	(17,828)
Proceeds from the exercise of stock options	3,576	2,228
Share repurchase	(49,089)	—
Repayment of syndicated loan	—	(243,750)
Changes in securities lending collateral	—	(177,010)

Net cash used in financing activities	(65,622)	(436,360)

Effect of exchange rate changes on foreign currency cash	(1,819)	801
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,501	(180,160)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	292,188	655,828

CASH AND CASH EQUIVALENTS, END OF YEAR	$442,689	$475,668

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$4,386	$37,878
— Cash paid for interest expense	18,750	20,365
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
     Inter-company accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) and consolidated statements of cash flows and notes to the unaudited condensed consolidated financial statements have been made to prior years’ amounts to conform to the current year’s presentation.
     These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
3. NEW ACCOUNTING PRONOUNCEMENTS
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 updated section ASC 820-10 to require a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures which are effective for interim and annual reporting periods beginning after December 15, 2010. See Note 6 “Fair Value of Financial Instruments” for the Company’s disclosures about the fair value of financial instruments.
     In March 2010, the FASB issued ASU 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, specifically one that is related only to the subordination of one financial instrument to another. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. As permitted under the transitional provisions of ASU 2010-11, effective July 1, 2010 the Company has elected the fair value option for any investment in a beneficial interest in a securitized asset. As a result, the Company elected the fair value option for all of its mortgage-backed and asset-backed securities held as of June 30, 2010. On July 1, 2010, the Company reclassified net unrealized gains of $42,402 from “accumulated other comprehensive income” to “retained earnings”. As a result of the fair value election, any changes in fair value of the mortgage-backed and asset-backed securities will be recognized in “net realized investment gains (losses)” on the consolidated income statement. On July 1, 2010, these investments, which totaled $968,825 as of June 30, 2010, were classified as “fixed maturity investments trading, at fair value” on the consolidated balance sheet.
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, unrealized losses, other-than-temporary-impairment charges (“OTTI”) recorded through other comprehensive income (“OCI”) and fair value of the Company’s available for sale investments by category as of June 30, 2010 and December 31, 2009 are as follows:

		Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	OTTI OCI	Fair Value
June 30, 2010
U.S. Government and Government agencies	$197,602	$13,662	$(8)	$—	$211,256
Non-U.S. Government and Government agencies	135,790	10,055	(5,239)	—	140,606
States, municipalities and political subdivisions	145,495	14,550	—	—	160,045
Corporate debt:
Financial institutions	337,266	15,609	(2,378)	—	350,497
Industrials	691,159	49,728	(9)	—	740,878
Utilities	168,265	15,562	—	—	183,827
Residential mortgage-backed:
Non-agency residential	151,416	6,306	(6,759)	(563)	150,400
Agency residential	551,635	32,508	(68)	—	584,075
Commercial mortgage-backed	157,464	8,715	—	—	166,179
Asset-backed	65,908	2,345	(82)	—	68,171

Total fixed maturity investments, available for sale	$2,602,000	$169,040	$(14,543)	$(563)	$2,755,934

December 31, 2009
U.S. Government and Government agencies	$689,858	$34,831	$(1,389)	$—	$723,300
Non-U.S. Government and Government agencies	271,528	13,752	(1,590)	—	283,690
States, municipalities and political subdivisions	210,315	17,429	(336)	—	227,408
Corporate debt:
Financial institutions	684,386	27,695	(1,751)	—	710,330
Industrials	879,905	46,489	(184)	—	926,210
Utilities	143,773	10,479	—	—	154,252
Residential mortgage-backed:
Non-agency residential	172,000	4,206	(11,517)	(1,856)	162,833
Agency residential	708,652	28,882	(1,095)	—	736,439
Commercial mortgage-backed	406,236	6,482	(7,915)	—	404,803
Asset-backed	94,191	3,762	(146)	—	97,807

Total fixed maturity investments, available for sale	$4,260,844	$194,007	$(25,923)	$(1,856)	$4,427,072

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
b) Trading Securities
     Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
U.S. Government and Government agencies	$1,558,731	$655,266
Non-U.S. Government and Government agencies	246,180	227,310
States, municipalities and political subdivisions	88,965	15,810
Corporate debt
Financial institutions	687,744	590,130
Industrials	359,285	191,729
Utilities	69,802	11,934
Residential mortgage-backed
Non-agency residential	256,130	259,055
Agency residential	377,748	139,858
Commercial mortgage-backed	29,545	18,266
Asset-backed	601,763	434,964

Total fixed maturity investments, trading	4,275,893	2,544,322
Hedge funds	319,592	184,725
Equity securities	69,169	144

Total	$4,664,654	$2,729,191

c) Contractual Maturity Dates
     The contractual maturity dates of fixed maturity investments (available for sale and trading) as of June 30, 2010 are as follows:

	Amortized Cost	Fair Value
Due within one year	$396,310	$399,476
Due after one year through five years	3,593,575	3,676,074
Due after five years through ten years	596,166	611,326
Due after ten years	100,233	110,940
Mortgage-backed	1,523,938	1,564,077
Asset-backed	667,671	669,934

	$6,877,893	$7,031,827

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
d) Other Invested Assets
     As of June 30, 2010, the Company held sixteen hedge fund investments with a total fair value of $319,592, which comprised 4.0% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

			Long	Short
Hedge Fund	Fair Value as of	Unfunded	Exposure(1)	Exposure(2)	Gross	Net
Type	June 30, 2010	Commitments	(% of funded)	(% of funded)	Exposure(3)	Exposure(4)
Secondary private equity funds	$17,464	$43,319	100%	0%	100%	100%
Distressed	68,310	42,660	68%	13%	81%	55%
Equity long/short	76,205	—	61%	36%	97%	25%
Multi-strategy	107,744	—	92%	50%	142%	42%
Event driven	49,869	—	90%	52%	142%	38%

Total	$319,592

(1)	Long exposure represents the ratio of the fund’s long investments in securities to the fund’s equity capital (over 100% may denote explicit borrowing).

(2)	Short exposure represents the ratio of the securities sold short to the fund’s equity capital.

(3)	Gross exposure is the addition of the long and short exposures (over 100% may denote explicit borrowing).

(4)	Net exposure is the subtraction of the short exposure from the long exposure.
•	Secondary private equity funds: These funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. The Company has invested in two secondary private equity funds to purchase those primary limited partnership interests. The fair values of the investments in this class have been estimated using the net asset value per share of the investments. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund. The remaining restriction period for these funds ranges from seven to eight years.

•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five distressed funds, four of which (representing approximately 34% of the value of the funds in this class) are not currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from eighteen months to seven years. Funds representing approximately 43% of the value of the funds in this class are currently eligible for quarterly redemption with a 65-day notification period, subject to redemption limitations. Funds representing approximately 23% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to January 2012.

•	Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in three equity long/short funds, two of which (representing approximately 69% of the value of the funds in this class) are not currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from two to six months, at which time the funds will be eligible for quarterly redemption with a 60-day notification period. The third fund, representing approximately 31% of the value of the funds in this class, is currently eligible for quarterly redemption with a 30-day notification period or monthly redemption with a 30-day notification period and redemption fee.

•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four multi-strategy funds. Funds representing approximately 24% of the value of the funds in this class currently are not eligible for

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
redemption due to imposed lock-up periods with remaining periods of approximately eight months. Funds representing approximately 29% of the value of the funds in this class are currently eligible for quarterly redemption with a 60-day notification period. Funds representing approximately 23% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to December 2010. Funds representing approximately 24% of the value of the funds in this class are not eligible for redemption due to a seven month lock-up period.
•	Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs and capital structure arbitrage. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two event driven funds. Approximately 50% of the value of the funds is not currently eligible for redemption due to an imposed two year lock-up period. The remaining 50% of the value of the funds in this class is currently eligible for quarterly redemption, but is subject to redemption fees and limitations.
     Two of the Company’s hedge funds, a multi-strategy fund and an event driven fund, had long exposure greater than 100% of the funds’ net asset value (indicating explicit leverage of 122% and 120%, respectively as of June 30, 2010). None of the other funds in which the Company invests have used explicit leverage as of June 30, 2010.
     In addition, the Company has committed $50,000 and $25,000 for two new hedge funds, respectively.
e) Net Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturities and other investments	$67,552	$76,703	$138,650	$155,581
Other invested assets	940	880	1,246	1,487
Cash and cash equivalents	111	561	163	1,187
Expenses	(3,009)	(1,607)	(5,563)	(3,864)

Net investment income	$65,594	$76,537	$134,496	$154,391

f) Components of Realized Gains and Losses
     Components of realized gains for the three and six months ended June 30, 2010 and 2009 are summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross realized gains on sale of securities	$78,572	$46,618	$130,239	$94,272
Gross realized losses on sale of securities	(6,724)	(49,001)	(13,130)	(59,961)
Treasury yield hedge	(3,958)	—	(3,958)	—
Mark-to-market changes: debt securities trading	32,746	(428)	60,477	(428)
Mark-to-market changes: hedge funds and equity securities	(5,703)	7,904	$(1,208)	7,812

Net realized investment gains	$94,933	$5,093	$172,420	$41,695

Proceeds from sale of available for sale securities	$539,449	$1,942,811	$1,846,074	$5,365,294
Proceeds from sale of trading securities	$4,081,800	$10,717	$5,297,353	$67,405
     The Company recognized a realized loss of $3,958 related to a U.S. treasury yield hedge transaction that was purchased in May 2010 and terminated in June 2010.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
g) Pledged Assets
     As of June 30, 2010 and December 31, 2009, $391,355 and $323,681, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $994,455 and $701,843 as of June 30, 2010 and December 31, 2009, respectively, and are included in fixed maturity investments.
     The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is up to $1,300,000 as of June 30, 2010 and December 31, 2009. See Note 7 “Debt and Financing Arrangements” for details on the facilities.
     The following table shows the Company’s trust accounts on deposit, as well as outstanding and remaining letters of credit facilities, and the collateral committed to support the letters of credit facilities as of June 30, 2010 and December 31, 2009:

	As of	As of
	June 30,	December 31,
	2010	2009
Total trust accounts on deposit	$1,385,810	$1,025,524
Total letters of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letters of credit facilities	1,700,000	1,700,000

Total letters of credit facilities outstanding:
Citibank Europe plc	765,241	794,609
Credit Facility	206,452	376,658

Total letters of credit facilities outstanding	971,693	1,171,267

Total letters of credit facilities remaining:
Citibank Europe plc	134,759	105,391
Credit Facility	593,548	423,342

Total letters of credit facilities remaining	728,307	528,733

Collateral committed to support the letter of credit facilities	$1,223,194	$1,208,359

     Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair values of the combined total cash and cash equivalents and investments held under trust were $2,609,004 and $2,233,883 as of June 30, 2010 and December 31, 2009, respectively. Of the total letters of credit facilities outstanding as of June 30, 2010 and December 31, 2009, $8,025 and $263,297 was used to meet security requirements for inter-company transactions and the remaining letter of credit facilities outstanding of $963,668 and $907,970 was used for third-party ceding companies, respectively. Trust accounts were substituted for inter-company letters of credit during 2010.
h) Analysis of Unrealized Losses
     The Company’s primary investment objective is the preservation of capital. Although the Company has been successful in meeting this objective, shifts in interest rates and credit spreads affecting valuation can temporarily place some investments in an unrealized loss position.
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months as of June 30, 2010 and December 31, 2009:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	June 30, 2010			December 31, 2009
	Gross Fair	Unrealized		Gross Fair	Unrealized
	Value	Loss	OTTI OCI	Value	Loss	OTTI OCI
Less than 12 months
U.S. Government and Government agencies	$6,769	$(3)	$—	$112,349	$(1,367)	$—
Non-U.S. Government and Government agencies	40,871	(4,519)	—	40,450	(1,079)	—
States, municipalities and political subdivisions	—	—	—	7,637	(336)	—
Corporate debt
Financial institutions	15,746	(1,298)	—	45,697	(560)	—
Industrials	1,067	(9)	—	18,409	(184)	—
Residential mortgage-backed
Non-agency residential	9,615	(568)	—	82,544	(8,797)	(1,527)
Agency residential	3,546	(15)	—	70,525	(1,057)	—
Commercial mortgage-backed	128	—	—	56,396	(511)	—
Asset-backed	14,301	(21)	—	8,516	(120)	—

	$92,043	$(6,433)	$—	$442,523	$(14,011)	$(1,527)

More than 12 months
U.S. Government and Government agencies	$284	$(5)	$—	$271	$(22)	$—
Non-U.S. Government and Government agencies	2,685	$(721)	$—	3,700	(511)	—
Corporate debt
Financial institutions	42,685	(1,080)	—	23,462	(1,191)	—
Residential mortgage-backed
Non-agency residential	85,978	(6,191)	(563)	27,265	(2,720)	(329)
Agency residential	959	(52)	—	214	(38)	—
Commercial mortgage-backed	—	—	—	149,074	(7,404)	—
Asset-backed	2,212	(61)	—	419	(26)	—

	$134,803	$(8,110)	$(563)	$204,405	$(11,912)	$(329)

	$226,846	$(14,543)	$(563)	$646,928	$(25,923)	$(1,856)

     As of June 30, 2010 and December 31, 2009, there were approximately 64 and 159 securities, respectively, in an unrealized loss position. The gross unrealized loss of $14,543 as of June 30, 2010 was primarily the result of widening credit spreads related to increases in market risk premium and reduced market liquidity since the acquisition of these securities. The decrease in the gross unrealized loss from December 31, 2009 to June 30, 2010 is primarily due to selling available for sale debt securities and reinvesting proceeds in trading debt securities thereby reducing unrealized gains/losses recognized in accumulated other comprehensive income.
i) Other-than-temporary impairment charges
     Following the Company’s review of the securities in the investment portfolio during the three and six months ended June 30, 2010, nil and one mortgage-backed security, respectively, was considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $168 of OTTI during the six months ended June 30, 2010 was recognized through earnings due to credit related losses.
     For the mortgage-backed security for which OTTI was recognized due to credit loss during the six months ended June 30, 2010, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed security. The frequency of losses was measured as the credit default rate, which includes such factors such as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
the future cash flows of the mortgage backed security. For the security in which we recognized an OTTI due to credit loss the credit default rate was 10.3% and the severity rate was 49.0%.
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements for the three and six months ended June 30, 2010, and the three months ended June 30, 2009:

	For the Three Months	For the Six Months	For the Three Months
	Ended June 30, 2010	Ended June 30, 2010	Ended June 30, 2009
Beginning balance of credit losses	$1,264	$1,096	$7,140
Additions for credit loss for which OTTI was not previously recognized	—	168	3,167
Reductions for securities sold during the period (realized)	—	—	—
Reductions for OTTI previously recognized due to intent to sell	—	—	—
Additions resulting from the increase in credit losses	—	—	2,307
Reductions resulting from the improvement in expected cash flows	—	—	—

Ending balance of credit losses	$1,264	$1,264	$12,614

     Following the Company’s review of the securities in the investment portfolio during the six months ended June 30, 2009, seven securities (six mortgage-backed securities and one corporate bond) were considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. Of the $58,188 recognized as OTTI, $5,474 was recognized through earnings due to credit related losses, $41,963 was recognized through earnings for those securities in an unrealized loss position where the Company’s investment managers had the discretion to sell and $10,751 was recognized in “accumulated other comprehensive income” in the unaudited condensed consolidated balance sheets.
5. DERIVATIVE INSTRUMENTS
     The Company uses currency forward contracts to manage currency exposure, which are the only derivative instruments used for risk management purposes. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange loss” in the unaudited condensed consolidated statements of operations and comprehensive income. The fair value of our currency forward contracts as of June 30, 2010 and December 31, 2009 was a net payable of $2,216 and $1,650, respectively, and was included in “accounts payable and accrued expenses” in the unaudited condensed consolidated balance sheet.
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
     The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of June 30, 2010.

			Fair value measurement using:
			Quoted prices
			in active		Significant
			markets for	Significant other	unobservable
	Carrying	Total fair	identical assets	observable inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government and Government agencies	$211,256	$211,256	$145,662	$65,594	$—
Non-U.S. Government and Government agencies	140,606	140,606	—	140,606	—
States, municipalities and political subdivisions	160,045	160,045	—	160,045	—
Corporate debt	1,275,202	1,275,202	—	1,275,202	—
Mortgage-backed	900,654	900,654	—	771,490	129,164
Asset-backed	68,171	68,171	—	65,087	3,084

Total available for sale fixed maturity investments	2,755,934	2,755,934

Trading securities:
U.S. Government and Government agencies	$1,558,731	$1,558,731	$1,431,132	$127,599	$—
Non-U.S. Government and Government agencies	246,180	246,180	—	246,180	—
States, municipalities and political subdivisions	88,965	88,965	—	88,965	—
Corporate debt	1,116,831	1,116,831	—	1,116,831	—
Mortgage-backed	663,423	663,423	—	513,798	149,625
Asset-backed	601,763	601,763	—	501,292	100,471

Total trading fixed maturity investments	4,275,893	4,275,893

Total fixed maturity investments	7,031,827	7,031,827
Hedge funds	319,592	319,592	—	—	319,592
Equity securities	69,169	69,169	69,169	—	—

Total investments	7,420,588	7,420,588

Senior notes	498,984	547,500	—	547,500	—
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2010.
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
     Mortgage-backed: Primarily comprised of pools of residential and commercial mortgages originated by both U.S. government agencies (such as the Federal National Mortgage Association) and non-U.S. government agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the mortgage-backed securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.
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
     Hedge funds: Comprised of hedge funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager, which is not considered an observable input, and as such, the fair values of those hedge funds are included in the Level 3 fair value hierarchy.
     Equity securities: The fair value of the equity securities are prices from market exchanges and therefore included in the Level 1 fair value hierarchy.
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg, which was 109.5% of their principal amount, providing an effective yield of 5.63% as of June 30, 2010. The fair value of the senior notes is included in the Level 2 fair value hierarchy.
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Fair value measurement using significant
	unobservable inputs (Level 3):
	Hedge funds	Mortgage-backed	Asset-backed
Three Months Ended June 30, 2010
Opening balance	$242,135	$233,667	$36,532
Total realized and unrealized gains included in net income	1,742	9,703	79
Total realized and unrealized losses included in net income	(2,906)	(6,987)	(279)
Change in unrealized gains included in OCI	—	1,639	9
Change in unrealized losses included in OCI	—	(205)	—
Purchases	78,621	96,089	28,868
Sales	—	(47,560)	(2,058)
Transfers into Level 3	—	2,286	50,641
Transfers out of Level 3	—	(9,843)	(10,237)

Ending balance	$319,592	$278,789	$103,555

Three Months Ended June 30, 2009
Opening balance	$120,708	$—	$—
Total gains included in net income:
Realized losses	(824)	—	—
Change in fair value of investments	5,395	—	—
Purchases or sales	7,281	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$132,560	$—	$—

Six Months Ended June 30, 2010
Opening balance	$184,725	$253,979	$104,871
Total realized and unrealized gains included in net income	6,584	18,084	634
Total realized and unrealized losses included in net income	(3,386)	(7,098)	(209)
Change in unrealized gains included in OCI	—	5,084	51
Change in unrealized losses included in OCI	—	(447)	(6)
Purchases	131,669	120,943	51,181
Sales	—	(119,228)	(5,246)
Transfers into Level 3	—	48,731	50,739
Transfers out of Level 3	—	(41,259)	(98,460)

Ending balance	$319,592	$278,789	$103,555

Six Months Ended June 30, 2009
Opening balance	$48,573	$—	$—
Total gains included in net income:
Realized losses	(2,575)	—	—
Change in fair value of investments	7,962	—	—
Purchases or sales	78,600	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$132,560	$—	$—

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     During the three and six months ended June 30, 2010, the Company transferred $9,843 and $41,259 of mortgage-backed securities, respectively, and $10,237 and $98,460 of asset-backed securities, respectively, from Level 3 to Level 2 in the fair value hierarchy. The Company transferred those securities as they no longer utilized broker-dealer quotes and instead used other pricing sources that have significant observable inputs. The Company recognizes transfers between levels at the end of the reporting period.
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
     In November 2007, the Company entered into an $800,000 five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, the Company terminated the Letter of Credit Facility with Barclays Bank Plc and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. The Company is in compliance with all covenants under the Facility as of June 30, 2010 and December 31, 2009.
     There are a total of 13 lenders that make up the Facility syndication and that have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000. The one lender in the Facility with a $20,000 commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. This lender did not meet its commitment under the Facility. In July 2010, the Company replaced this bankrupt lender with another lender for the full $20,000 commitment under the Facility.
     In November 2008, Holdings requested a $250,000 borrowing under its Unsecured Facility. The borrowing was requested to ensure the preservation of the Company’s financial flexibility in light of the uncertainty in the credit markets at that time. On November 21, 2008, the Company received $243,750 of loan proceeds from the borrowing, as $6,250 was not received from the lender in bankruptcy. On February 23, 2009, the Company repaid in full the $243,750 borrowing under its Unsecured Facility.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
8. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets for the six months ended June 30, 2010 and the year ended December 31, 2009:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2008	$268,532	$23,920	$47,490	$339,942
Additions	—	—	—	—
Amortization	—	—	(4,185)	(4,185)
Impairments	(156)	—	(6,866)	(7,022)

Net balance at December 31, 2009	268,376	23,920	36,439	328,735
Additions	—	—	—	—
Amortization	—	—	(1,783)	(1,783)

Net balance at June 30, 2010	268,376	23,920	34,656	326,952

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(6,678)	(6,678)
Impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$34,656	$326,952

     The amortization of the intangible assets with definite lives for the remainder of 2010 and for the years ended December 31, 2011, 2012, 2013, 2014 and thereafter will be $1,700, $2,978, $2,533, $2,533, $2,533 and $22,378, respectively. The intangible assets will be amortized over a weighted average useful life of 13.0 years.
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
     To the best of the Company’s knowledge, there are no examinations pending by the Inland Revenue or the Irish Revenue Commissioners. The IRS is currently completing an examination of the 2006 tax returns of Darwin Professional Underwriters, Inc. (“Darwin”). The examination covers the tax return filed for the period subsequent to Darwin’s initial public offering on May 16, 2006 to December 31, 2006.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
10. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of June 30, 2010 and December 31, 2009 was $10,000. The issued share capital consists of the following:

	June 30,	December 31,
	2010	2009
Common shares issued and fully paid, par value $0.03 per share	50,488,342	49,734,487

Share capital at end of period	$1,515	$1,492

Six Months Ended
June 30, 2010
Shares issued, balance at beginning of period	49,734,487
Shares issued	753,855

Total shares issued at end of period	50,488,342

Treasury shares issued, balance at beginning of period	—
Shares repurchased	(1,081,041)

Total treasury shares at end of period	(1,081,041)

Total shares outstanding	49,407,301

     As of June 30, 2010, there were outstanding 40,957,448 voting common shares and 8,449,853 non-voting common shares.
b) Share Warrants
     In conjunction with the private placement offering at the formation of the Company, the Company granted warrants to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. As of June 30, 2010, none of these founder warrants have been exercised.
c) Dividends
     In February 2010, the Company declared a dividend of $0.20 per common share payable on April 1, 2010 to shareholders of record on March 16, 2010. The total dividend paid amounted to $10,092. In May 2010, the Company declared a quarterly dividend of $0.20 per common share, payable on June 10, 2010 to shareholders of record on May 25, 2010. The total dividend paid amounted to $10,017.
     In February 2009, the Company declared a quarterly dividend of $0.18 per common share on April 2, 2009 payable to shareholders of record on March 17, 2009. In May 2009, the Company declared a quarterly dividend of $0.18 per common share payable on June 11, 2009 to shareholders of record on May 26, 2009.
d) Share repurchase
     On May 6, 2010, the board of directors of Holdings authorized the Company to repurchase up to $500,000 of Holdings’ common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. At any time, the repurchase program may be modified, extended or terminated by the board of directors. During the three months ended June 30, 2010, the Company repurchased, through open market purchases, 1,081,401 shares for total proceeds of $49,089, which represented an average repurchase price of $45.41 per share.

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

	Six Months Ended June 30, 2010
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,314,907	$35.54
Granted	311,610	46.05
Exercised	(122,403)	29.22
Forfeited	(19,546)	42.76
Expired	(5,062)	45.72

Outstanding at end of period	1,479,506	$38.15

     Assumptions used in the option-pricing model for the options granted during the six months ended June 30, 2010 are as follows:

	Options Granted During
	the Six Months Ended
	June 30, 2010
Expected term of option	5.47	years
Weighted average risk-free interest rate	2.65%
Weighted average expected volatility	42.35%
Dividend yield	1.25%
Weighted average fair value on grant date	$17.34

     The Company has assumed a weighted average annual forfeiture rate of 6.37% in determining the compensation expense over the service period.
     Compensation expense of $758 and $1,550 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2010, respectively. Compensation expense of $682 and $1,307 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2009, respectively. As of June 30, 2010 and December 31, 2009, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $33,942 and $28,699, respectively, in connection with all options granted.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Six Months Ended June 30, 2010
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	915,432	$36.51
RSUs granted	41,197	46.05
Performance-based RSUs granted	279,900	46.05
RSUs fully vested	(143,183)	40.97
RSUs forfeited	(8,802)	38.75

Outstanding RSUs at end of period	1,084,544	$38.72

     During 2010, the Company granted performance-based RSUs in lieu of utilizing the LTIP (as defined in Note 11(c)). The performance-based RSUs are structured in exactly the same form as shares issued under the LTIP in terms of vesting restrictions and achievement of established performance criteria. For the performance-based RSUs granted in 2010, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2010 are expensed at 100% of the fair market value of Holding’s common share on the date of grant. The expense is recognized over the performance period.
     Compensation expense of $3,327 and $7,041 relating to the issuance of the RSUs, including the performance based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2010, respectively. Compensation expense of $2,273 and $4,624 relating to the issuance of the RSUs, including the performance-based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2009, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. The Company has assumed a weighted average annual forfeiture rate of 4.98% in determining the compensation expense over the service period.
     As of June 30, 2010 and December 31, 2009, the Company has recorded $32,679 and $28,827, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.
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

	Six Months Ended June 30, 2010
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	1,148,411	$42.28
Additional LTIP awards granted due to the achievement of 2007 — 2009 performance criteria	181,250	43.40
LTIP awards vested	(543,750)	43.40

Outstanding LTIP awards at end of period	785,911	$41.76

     Compensation expense of $3,842 and $8,863 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2010, respectively. Compensation expense of $4,642 and $9,284 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2009, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $68,626 and $59,777 have been included in “additional paid-in capital” on the consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.
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
d) Cash-equivalent stock awards
     As part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and LTIP awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent time vesting RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP awards and performance based RSU awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Holdings’ common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. For the three and six months ended June 30, 2010, the expense recognized for the cash-equivalent stock awards was $3,012 and $5,321, respectively. For the three and six months ended June 30, 2009, the expense recognized for the cash-equivalent stock awards was $809 and $1,345, respectively.
     The following table shows the stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock Options	$758	$682	$1,550	$1,307
RSUs	3,327	2,273	7,041	4,624
LTIP	3,842	4,642	8,863	9,284
Cash-equivalent stock awards	3,012	809	5,321	1,345

Total	$10,939	$8,406	$22,775	$16,560

12. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic earnings per share
Net income	$183,959	$113,670	$317,699	$245,078
Weighted average common shares outstanding	50,222,974	49,523,459	50,123,945	49,386,549

Basic earnings per share	$3.66	$2.30	$6.34	$4.96

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Diluted earnings per share
Net income	$183,959	$113,670	$317,699	$245,078
Weighted average common shares outstanding	50,222,974	49,523,459	50,123,945	49,386,549
Share equivalents:
Warrants and options	1,486,465	766,954	1,534,861	774,605
Restricted stock units	456,946	339,002	469,301	337,130
LTIP awards	808,025	628,471	958,601	717,524

Weighted average common shares and common share equivalents outstanding — diluted	52,974,410	51,257,886	53,086,708	51,215,808

Diluted earnings per share	$3.47	$2.22	$5.98	$4.79

     For the three months ended June 30, 2010, a weighted average of 686,938 employee stock options and 24,833 RSUs, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the six months ended June 30, 2010, a weighted average of 600,567 employee stock options and 15,988 RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.
     For the three months ended June 30, 2009 a weighted average of 777,407 employee stock options and 257,485 RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the six months ended June 30, 2009, a weighted average of 695,234 employee stock options and 325,868 RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.
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
     The following table provides a summary of the segment results for the three and six months ended June 30, 2010 and 2009.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Three months ended June 30, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$189,663	$167,601	$136,583	$493,847
Net premiums written	135,238	98,509	136,048	369,795
Net premiums earned	125,659	89,427	123,838	338,924
Other income	616	—	—	616
Net losses and loss expenses	(69,198)	(64,580)	(54,944)	(188,722)
Acquisition costs	(15,854)	66	(22,150)	(37,938)
General and administrative expenses	(30,683)	(22,657)	(14,749)	(68,089)

Underwriting income	10,540	2,256	31,995	44,791
Net investment income				65,594
Net realized investment gains				94,933
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(891)
Interest expense				(9,531)
Foreign exchange loss				(559)

Income before income taxes				$194,337

Loss and loss expense ratio	55.1%	72.2%	44.4%	55.7%
Acquisition cost ratio	12.6%	(0.1)%	17.9%	11.2%
General and administrative expense ratio	24.4%	25.3%	11.9%	20.1%

Combined ratio	92.1%	97.4%	74.2%	87.0%

		International
Three months ended June 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$182,712	$191,985	$118,085	$492,782
Net premiums written	127,469	116,170	117,799	361,438
Net premiums earned	111,025	111,807	110,836	333,668
Other income	369	—	—	369
Net losses and loss expenses	(46,842)	(74,101)	(56,776)	(177,719)
Acquisition costs	(13,543)	(1,667)	(21,753)	(36,963)
General and administrative expenses	(29,996)	(19,914)	(11,585)	(61,495)

Underwriting income	21,013	16,125	20,722	57,860
Net investment income				76,537
Net realized investment gains				5,093
Net impairment charges recognized in earnings				(5,474)
Amortization and impairment of intangible assets				(1,065)
Interest expense				(9,522)
Foreign exchange gain				1,222

Income before income taxes				$124,651

Loss and loss expense ratio	42.2%	66.3%	51.2%	53.3%
Acquisition cost ratio	12.2%	1.5%	19.6%	11.1%
General and administrative expense ratio	27.0%	17.8%	10.5%	18.4%

Combined ratio	81.4%	85.6%	81.3%	82.8%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Six months ended June 30, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$351,748	$289,023	$357,239	$998,010
Net premiums written	266,793	179,590	356,704	803,087
Net premiums earned	254,864	176,470	245,914	677,248
Other income	913	—	—	913
Net losses and loss expenses	(167,623)	(122,029)	(131,224)	(420,876)
Acquisition costs	(32,814)	—	(45,908)	(78,722)
General and administrative expenses	(57,797)	(44,502)	(29,253)	(131,552)

Underwrting (loss) income	(2,457)	9,939	39,529	47,011
Net investment income				134,496
Net realized investment gains				172,420
Net impairment charges recognized in earnings				(168)
Amortization and impairment of intangible assets				(1,783)
Interest expense				(19,059)
Foreign exchange loss				(1,635)

Loss before income taxes				$331,282

Loss and loss expense ratio	65.8%	69.1%	53.4%	62.1%
Acquisition cost ratio	12.9%	0.0%	18.7%	11.6%
General and administrative expense ratio	22.7%	25.2%	11.9%	19.4%

Combined ratio	101.4%	94.3%	84.0%	93.1%

		International
Six months ended June 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$336,081	$317,904	$318,394	$972,379
Net premiums written	243,313	205,127	318,036	766,476
Net premiums earned	216,292	223,001	218,347	657,640
Other income	835	—	—	835
Net losses and loss expenses	(101,019)	(113,294)	(111,903)	(326,216)
Acquisition costs	(27,954)	(2,727)	(43,410)	(74,091)
General and administrative expenses	(57,395)	(38,733)	(22,732)	(118,860)

Underwrting income	30,759	68,247	40,302	139,308
Net investment income				154,391
Net realized investment gains				41,695
Net impairment charges recognized in earnings				(47,437)
Amortization and impairment of intangible assets				(2,130)
Interest expense				(19,969)
Foreign exchange gain				387

Income before income taxes				$266,245

Loss and loss expense ratio	46.7%	50.8%	51.3%	49.6%
Acquisition cost ratio	12.9%	1.2%	19.9%	11.3%
General and administrative expense ratio	26.5%	17.4%	10.4%	18.1%

Combined ratio	86.1%	69.4%	81.6%	79.0%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three and six months ended June 30, 2010 and 2009. All inter-company premiums have been eliminated.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$192,980	$168,220	$438,260	$412,793
Bermuda	131,119	151,299	258,901	270,312
Europe	38,550	41,462	90,710	82,914
Hong Kong	1,234	457	5,613	457
Singapore	5,912	—	9,603	—

Total net premiums written	$369,795	$361,438	$803,087	$766,476

14. SUBSEQUENT EVENTS
     On August 5, 2010, the Company declared a quarterly dividend of $0.20 per common share, payable on September 9, 2010 to shareholders of record on August 24, 2010.
     On July 2, 2010, the Company sold its program administrator and wholesale brokerage operations for $2,395 and recognized a gain on the sale of $2,071.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only.
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
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of June 30, 2010, we had approximately $10.2 billion of total assets, $3.5 billion of total shareholders’ equity and $4.0 billion of total capital, which includes shareholders’ equity and senior notes.
     During the three and six month periods that ended June 30, 2010, we experienced premium rate declines across all of our operating segments, in particular for the professional liability and healthcare lines of business. We believe the premium rate decreases are due to increased competition, increased capacity and an absence of large severity casualty losses. We expect this trend to continue during the remainder of 2010 and we are anticipating this trend to continue into 2011. Despite the challenging pricing environment, we do believe that there are opportunities where certain products have adequate returns and that the expanded breadth of our operations allows us to target those classes of business. We have seen premium rate increases for certain general casualty business with decreases in exposures given the recent economic environment. Given these trends, we continue to be selective in the policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased slightly by $1.0 million, or 0.2%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and our net income increased $70.2 million, or 61.7%, for the same three-month period. Our consolidated gross premiums written increased by $25.6 million, or 2.6%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, and our net income increased $72.6 million, or 29.6%, for the same six-month period. The increase in net income for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was primarily due to higher net realized investment gains and lower other-than-temporary-impairment charges (“OTTI”), partially offset by higher net losses and loss expenses due to increased property losses.
Recent Developments
     In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). On June 30, 2010, in accordance with ASU 2010-11, we elected the fair value option for all of our mortgage-backed and asset-backed securities. As a result of the fair value election, starting with the three months ended September 30, 2010, any changes in the fair value of the mortgage-backed and asset-backed securities will be recognized through earnings in “net realized investment gains (losses)” on the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”). On July 1, 2010, we reclassified $968.8 million of mortgage-backed and asset-backed securities, combined, from “fixed maturity investments available for sale, at fair value” to “fixed maturity investments trading, at fair value” on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”). Also on July 1, 2010, we reclassified $42.4 million of net unrealized gains from “accumulated other comprehensive income” to “retained earnings” on the consolidated balance sheets.
     In April 2010, the Deepwater Horizon oil rig in the Gulf of Mexico exploded triggering an underwater oil leak. The Deepwater Horizon well has yet to be fully contained and it is too early to determine the liability potential for this event. To date, we have received only a few notices of loss from our insureds and cedents. As the allocation of liability is yet to be determined, we will continue to monitor this situation. At this time, we believe that we have sufficient reserves for this event.
     In May 2010, the board of directors of Holdings authorized the company to repurchase up to $500 million of Holdings’ common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. At any time, the repurchase program may be modified, extended or terminated by the board of directors. As part of the share repurchase program, we entered into a 10b5-1 repurchase plan that enables us to complete share repurchases during trading blackout periods. During the three months ended June 30, 2010, we repurchased, through open-market purchases, 1,081,041 shares at a total cost of $49.1 million, for an average price of $45.41 per share. We have classified these repurchased shares as “Treasury shares, at cost” on the consolidated balance sheets.
     In June 2010, we received approval from Lloyd’s of London to establish Syndicate 2232 (pseudonym AWH) that became fully operational and began writing business in June 2010. The syndicate offers select product lines including international property, general casualty, professional liability and international treaty reinsurance, targeted at key territories such as countries in Latin America and the Asia Pacific region. Syndicate 2232’s primary purpose is to enhance our international insurance and reinsurance platforms and capabilities. In June 2010, we had gross premiums written of $3.4 million, primarily consisting of new business, through Syndicate 2232.
Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions except share and per share data)
Gross premiums written	$493.8	$492.8	$998.0	$972.4
Net income	184.0	113.7	317.7	245.1
Operating income	95.7	112.9	157.0	250.4
Basic earnings per share:
Net income	$3.66	$2.30	$6.34	$4.96
Operating income	$1.90	$2.28	$3.13	$5.07
Diluted earnings per share:
Net income	$3.47	$2.22	$5.98	$4.79
Operating income	$1.80	$2.20	$2.96	$4.89
Weighted average common shares outstanding:
Basic	50,222,974	49,523,459	50,123,945	49,386,549
Diluted	52,974,410	51,257,887	53,086,708	51,215,808
Basic book value per common share	$70.20	$55.35	$70.20	$55.35
Diluted book value per common share	$65.18	$51.78	$65.18	$51.78
Annualized return on average equity (ROAE), net income	22.5%	17.7%	19.9%	19.6%
Annualized ROAE, operating income	11.7%	17.6%	9.8%	20.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions except per share data)
Net income	$184.0	$113.7	$317.7	$245.1
Add after tax affect of:
Net realized investment gains	(88.9)	(5.1)	(162.4)	(41.7)
Net impairment charges recognized in earnings	—	5.5	0.1	47.4
Foreign exchange loss (gain)	0.6	(1.2)	1.6	(0.4)

Operating income	$95.7	$112.9	$157.0	$250.4

Basic per share data:
Net income	$3.66	$2.30	$6.34	$4.96
Add after tax affect of:
Net realized investment gains	(1.77)	(0.10)	(3.24)	(0.84)
Net impairment charges recognized in earnings	—	0.11	—	0.96
Foreign exchange loss (gain)	0.01	(0.03)	0.03	(0.01)

Operating income	$1.90	$2.28	$3.13	$5.07

Diluted per share data:
Net income	$3.47	$2.22	$5.98	$4.79
Add after tax affect of:
Net realized investment gains	(1.68)	(0.10)	(3.05)	(0.81)
Net impairment charges recognized in earnings	—	0.11	—	0.92
Foreign exchange loss (gain)	0.01	(0.03)	0.03	(0.01)

Operating income	$1.80	$2.20	$2.96	$4.89

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions)
Opening shareholders’ equity	$3,338.8	$2,491.9	$3,213.3	$2,416.9
Deduct: accumulated other comprehensive income	(142.3)	(48.2)	(149.8)	(105.6)

Adjusted opening shareholders’ equity	$3,196.5	$2,443.7	$3,063.5	$2,311.3

Closing shareholders’ equity	$3,468.5	$2,741.4	$3,468.5	$2,741.4
Deduct: accumulated other comprehensive income	(138.3)	(48.7)	(138.3)	(48.7)

Adjusted closing shareholders’ equity	$3,330.2	$2,692.7	$3,330.2	$2,692.7

Average shareholders’ equity	$3,263.4	$2,568.2	$3,196.9	$2,502.0

Net income available to shareholders	$184.0	$113.7	$317.7	$245.1
Annualized return on average shareholders’ equity — net income available to shareholders	22.5%	17.7%	19.9%	19.6%

Operating income available to shareholders	$95.7	$112.9	$157.0	$250.4
Annualized return on average shareholders’ equity — operating income available to shareholders	11.7%	17.6%	9.8%	20.0%

Diluted book value per share
     We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	Six Months Ended June 30,
	2010	2009
	($ in millions except share
	and per share data)
Price per share at period end	$45.38	$40.83

Total shareholders’ equity	$3,468.5	$2,741.4

Basic common shares outstanding	49,407,301	49,524,492
Add:
Unvested restricted share units	804,644	947,180
Performance based equity awards	1,409,984	1,329,661
Dilutive options/warrants outstanding	6,667,941	6,569,616
Weighted average exercise price per share	$34.52	$33.70
Deduct:
Options bought back via treasury method	(5,072,455)	(5,423,031)

Common shares and common share equivalents outstanding	53,217,415	52,947,918

Basic book value per common share	$70.20	$55.35
Diluted book value per common share	$65.18	$51.78

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
     Due to changes in the recognition and presentation of OTTI of our available for sale fixed maturity investments based on guidance issued by the FASB in April 2009, OTTI, which was previously included in “net realized investment gains or losses”, is presented separately in the consolidated income statements as “net impairment charges recognized in earnings”.
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
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions)
Gross premiums written	$493.8	$492.8	$998.0	$972.4

Net premiums written	$369.8	$361.4	$803.1	$766.4

Net premiums earned	338.9	333.7	677.2	657.6
Net investment income	65.6	76.5	134.5	154.4
Net realized investment gains	94.9	5.1	172.4	41.7
Net impairment charges recognized in earnings	—	(5.5)	(0.2)	(47.4)
Other income	0.6	0.4	0.9	0.8

	$500.0	$410.2	$984.8	$807.1

Net losses and loss expenses	$188.7	$177.7	$420.9	$326.2
Acquisition costs	37.9	37.0	78.7	74.1
General and administrative expenses	68.1	61.5	131.5	118.9
Amortization and impairment of intangible assets	0.9	1.1	1.8	2.1
Interest expense	9.4	9.5	19.0	20.0
Foreign exchange loss (gain)	0.6	(1.2)	1.6	(0.4)

	$305.6	$285.6	$653.5	$540.9

Income before income taxes	$194.4	$124.6	$331.3	$266.2
Income tax expense	10.4	10.9	13.6	21.1

Net income	$184.0	$113.7	$317.7	$245.1

Ratios
Loss and loss expense ratio	55.7%	53.3%	62.1%	49.6%
Acquisition cost ratio	11.2%	11.1%	11.6%	11.3%
General and administrative expense ratio	20.1%	18.4%	19.4%	18.1%
Expense ratio	31.3%	29.5%	31.0%	29.4%
Combined ratio	87.0%	82.8%	93.1%	79.0%
Comparison of Three Months Ended June 30, 2010 and 2009
Premiums
     Gross premiums written increased by $1.0 million, or 0.2%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $7.0 million, or 3.8%. The increase in gross premiums written was primarily due to increased new business, including from new products, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our international insurance segment decreased by $24.4 million, or 12.7%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our reinsurance segment increased by $18.5 million, or 15.7%. The increase in gross premiums written was primarily due to one of our professional liability reinsurance treaties that was previously written in the third quarter of 2009 for $16.5 million and was renewed in the second quarter of 2010 for $10.9 million thereby increasing gross premiums written during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and increased cedent retention.
     The table below illustrates our gross premiums written by geographic location for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)
United States	$247.4	$223.5	$23.9	10.7%
Bermuda	182.3	207.9	(25.6)	(12.3)
Europe	57.0	60.9	(3.9)	(6.4)
Singapore	5.9	—	5.9	n/a *
Hong Kong	1.2	0.5	0.7	104.0

	$493.8	$492.8	$1.0	0.2%

*	n/a: not applicable
     Net premiums written increased by $8.4 million, or 2.3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in net premiums written was primarily due to a reduction in premiums ceded. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 25.1% of gross premiums written for the three months ended June 30, 2010 compared to 26.7% for the same period in 2009. The reduction in premiums ceded was due to lower cessions on our property catastrophe reinsurance coverage. We renewed our property catastrophe reinsurance treaty from May 1, 2010 to April 30, 2011, which resulted in premiums ceded of $21.8 million. The cost of the property catastrophe reinsurance treaty was lower than the expiring treaty by $6.9 million primarily due to reduced property exposure. The decreased cost of the property catastrophe reinsurance treaty was partially offset by lower return premium on our expiring property catastrophe reinsurance treaties of $2.8 million.
     Net premiums earned increased by $5.2 million, or 1.6%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of higher net premiums earned for the U.S. insurance and reinsurance segments. This is driven by increased net premiums written in the current and prior periods.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended June 30,
	2010	2009	2010	2009
U.S. insurance	38.4%	37.0%	37.1%	33.3%
International insurance	33.9%	39.0%	26.4%	33.5%
Reinsurance	27.7%	24.0%	36.5%	33.2%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $10.9 million, or 14.2%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease was due to lower yields on our fixed maturity investments despite the increase in book value of our fixed maturity investments from June 30, 2009 to June 30, 2010. The annualized period book yield of the investment portfolio for the three months ended June 30, 2010 and 2009 was 3.5% and 4.4%, respectively. The decrease in book yield was primarily caused by the overall market interest rate environment, which is at historically low levels, and by selling corporate bonds and mortgage-backed securities and reinvesting in lower yielding U.S. treasury securities in order to reduce spread risk and duration in our investment portfolio. A lower duration implies that we are investing in securities with shorter average lives, which results in lower book yield and should result in less price sensitivity. Investment management expenses of $3.0 million and $1.6 million were incurred during the three months ended June 30, 2010 and 2009, respectively. The increase in investment management expenses was due to the increase in the size of our investment portfolio as well as additional fees paid to investment advisors for higher cost investment strategies.
     As of June 30, 2010, approximately 96% of our fixed income investments consisted of investment grade securities. As of June 30, 2010, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s. As of December 31, 2009, average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s. The average duration as of June 30, 2010 was approximately 2.6 years. The average duration of the investment portfolio was 3.0 years as of June 30, 2009.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the three months ended June 30, 2010, we recognized $94.9 million in net realized investment gains compared to net realized investment gains of $5.1 million during the three months ended June 30, 2009. During the three months ended June 30, 2010, we did not recognize any net impairment charges compared to $5.5 million during the three months ended June 30, 2009. Net realized investment gains of $94.9 million for the three months ended June 30, 2010 were comprised of the following:
•	Net realized investment gains of $71.8 million from the sale of fixed maturity securities due to the rebalancing of our portfolio from U.S. treasury and agency securities into other assets, as well as shortening the overall duration of our investment portfolio.
•	Net realized investment gains of $27.1 million primarily related to the mark-to-market adjustments for our hedge fund investments, equity securities and fixed maturity investments that are accounted for as trading securities.

Mark-to-Market Adjustments
for the Three Months Ended
June 30, 2010
($ in millions)
Fixed maturity investments accounted for as trading securities	$32.8
Hedge funds and equity securities	(5.7)

Total	$27.1

•	Net realized investment loss of $4.0 million related to a U.S. treasury yield hedge transaction we purchased in May 2010 and terminated in June 2010.
     Net realized investment gains of $5.1 million for the three months ended June 30, 2009 were comprised of the following:
•	Net realized investment gains of $7.5 million primarily related to the mark-to-market adjustments for our hedge fund investments and fixed maturity investments that are accounted for as trading securities.
•	Net realized investment losses of $2.4 million from the sale of securities. The net realized investment losses primarily consisted of a realized loss of $21.9 million related to the sale of our global high-yield bond fund partially offset by realized gains of $19.1 million from the sale of fixed maturity investments and hedge funds and $0.4 million from the sale of equity securities.
     During the three months ended June 30, 2009, we had $5.5 million of net impairment charges recognized in earnings due to credit related losses where the anticipated discounted cash flows of various fixed maturity investments were lower than the amortized cost. The $5.5 million of net impairment charges recognized in earnings consisted of $4.5 million related to mortgage-backed securities and $1.0 million related to a corporate bond.
Other Income
     The other income of $0.6 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, represents fee income from our program administrator and wholesale brokerage operations.

Net Losses and Loss Expenses
     Net losses and loss expenses increased by $11.0 million, or 6.2%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in net losses and loss expenses was due to higher attritional loss activity of $30.0 million in the current year, with no comparable events having occurred during the three months ended June 30, 2009. The increase due to higher loss activity was offset by higher net favorable prior year reserve development.
     We recorded net favorable reserve development related to prior years of $64.1 million and $36.7 million during the three months ended June 30, 2010 and 2009, respectively. The following table shows the net favorable reserve development of $64.1 million by loss year for each of our segments for the three months ended June 30, 2010. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
U.S. insurance	$(0.1)	$(0.8)	$(6.8)	$(10.0)	$(2.6)	$0.1	$(0.8)	$0.1	$(20.9)
International insurance	2.6	(4.7)	5.1	(15.0)	(1.3)	(3.0)	(10.7)	3.8	(23.2)
Reinsurance	0.3	(1.3)	(6.9)	(4.1)	(0.7)	(1.4)	0.2	(6.1)	(20.2)

Total	$2.8	$(6.8)	$(8.6)	$(29.1)	$(4.6)	$(4.3)	$(11.3)	$(2.2)	$(64.1)

     The following table shows the favorable reserve development of $36.7 million by loss year for each of our segments for the three months ended June 30, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(2.8)	$(7.9)	$(6.6)	$(3.3)	$0.3	$(0.4)	$0.1	$(20.6)
International insurance	(0.4)	(3.1)	(14.7)	(20.6)	23.6	4.7	3.7	(6.8)
Reinsurance	(0.4)	(5.3)	(1.3)	(0.6)	(0.2)	(1.5)	—	(9.3)

Total	$(3.6)	$(16.3)	$(22.6)	$(24.5)	$23.7	$2.8	$3.8	$(36.7)

     The loss and loss expense ratio for the three months ended June 30, 2010 was 55.7% compared to 53.3% for the three months ended June 30, 2009. Net favorable reserve development recognized during the three months ended June 30, 2010 reduced the loss and loss expense ratio by 18.9 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 74.6%. Net favorable reserve development recognized in the three months ended June 30, 2009 reduced the loss and loss expense ratio by 11.0 percentage points. Thus, the loss and loss expense ratio related to that loss year was 64.3%. The increase in the loss and loss expense ratio for the current loss year was primarily due to increased incidences of large individual losses compared to those incurred during the three months ended June 30, 2009. The $30.0 million of current period losses noted above contributed 8.9 percentage points to the loss and loss expense ratio for the three months ended June 30, 2010.

     The following table shows the components of the increase in net losses and loss expenses of $11.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

	Three Months Ended
	June 30,		Dollar
	2010	2009	Change
	($ in millions)
Net losses paid	$129.4	$104.0	$25.4
Net change in reported case reserves	72.1	55.9	16.2
Net change in IBNR	(12.8)	17.8	(30.6)

Net losses and loss expenses	$188.7	$177.7	$11.0

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, April 1	$3,933.0	$3,722.7
Incurred related to:
Current period non-catastrophe	252.8	214.4
Current period property catastrophe	—	—
Prior period non-catastrophe	(60.3)	(38.5)
Prior period property catastrophe	(3.8)	1.8

Total incurred	$188.7	$177.7
Paid related to:
Current period non-catastrophe	7.8	3.8
Current period property catastrophe	18.9	—
Prior period non-catastrophe	93.4	83.3
Prior period property catastrophe	9.3	16.9

Total paid	$129.4	$104.0
Foreign exchange revaluation	(4.3)	7.6

Net reserve for losses and loss expenses, June 30	3,988.0	3,804.0
Losses and loss expenses recoverable	932.4	909.7

Reserve for losses and loss expenses, June 30	$4,920.4	$4,713.7

Acquisition Costs
     Acquisition costs increased by $0.9 million, or 2.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in acquisition costs was primarily due to the increase in net premiums earned in our U.S. insurance and reinsurance segments, which typically have higher acquisition costs than our international insurance segment and represent a higher proportion of net premiums earned during the three months ended June 30, 2010 compared to the same period in 2009. Acquisition costs as a percentage of net premiums earned were 11.2% for the three months ended June 30, 2010 compared to 11.1% for the same period in 2009.
General and Administrative Expenses
     General and administrative expenses increased by $6.6 million, or 10.7%, for the three months ended June 30, 2010 compared to the same period in 2009. The increase in general and administrative expenses was primarily due to an increase in global headcount from 614 at June 30, 2009 to 684 at June 30, 2010 resulting in an overall increase in salary and related costs, including stock-based compensation of $3.3 million. Professional fees also increased by $3.9 million, which was primarily related to the establishment of our Lloyd’s syndicate and the evaluation of potential strategic opportunities.
     Our general and administrative expense ratio was 20.1% for the three months ended June 30, 2010, which was higher than the 18.4% for the three months ended June 30, 2009. The increase was primarily due to the factors discussed above.

     Our expense ratio was 31.3% for the three months ended June 30, 2010 compared to 29.5% for the three months ended June 30, 2009 primarily due to an increase in the general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased $0.2 million, or 18.2%, for the three months ended June 30, 2010 compared the three months ended June 30, 2009. The decrease was primarily the result of no longer amortizing the trademark intangible asset that was fully impaired during the fourth quarter of 2009. No impairment of intangible assets was recognized during the three months ended June 30, 2010 and June 30, 2009, respectively.
Interest Expense
     Interest expense of $9.5 million was incurred for both the three months ended June 30, 2010 and 2009, and represented the quarterly interest expense on the senior notes.
Net Income
     Net income for the three months ended June 30, 2010 was $184.0 million compared to $113.7 million for the three months ended June 30, 2009. The increase was primarily the result of higher net realized investment gains partially offset by higher net losses and loss expenses and general and administrative expenses. Net income for the three months ended June 30, 2010 included a net foreign exchange loss of $0.6 million and an income tax expense of $10.4 million. Net income for the three months ended June 30, 2009 included a net foreign exchange gain of $1.2 million and an income tax expense of $10.9 million.
Comparison of Six Months Ended June 30, 2010 and 2009
Premiums
     Gross premiums written increased by $25.6 million, or 2.6%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $15.6 million, or 4.6%. The increase in gross premiums written was primarily due to increased new business, including from new products, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our international insurance segment decreased by $28.9 million, or 9.1%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our reinsurance segment increased by $38.8 million, or 12.2%. The increase in gross premiums written was primarily due to the timing of renewals for two treaties, a quota share reinsurance treaty for $23.6 million in our property reinsurance line of business and a quota share reinsurance treaty for $10.9 million in our professional liability reinsurance line of business. The property reinsurance treaty was originally bound in the third quarter of 2009 for $9.0 million and expired on November 30, 2009. The renewed treaty is effective from January 1, 2010 to December 31, 2010. The professional liability reinsurance treaty was previously written in the third quarter of 2009 for $16.5 million and was renewed in the second quarter of 2010 for $10.9 million. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and increased cedent retention.

     The table below illustrates our gross premiums written by geographic location for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)
United States	$523.2	$505.5	$17.7	3.5%
Bermuda	336.4	352.8	(16.4)	(4.6)
Europe	123.2	113.6	9.6	8.4
Singapore	9.6	—	9.6	n/a *
Hong Kong	5.6	0.5	5.1	n/m **

	$998.0	$972.4	$25.6	2.6%

*	n/a: not applicable

**	n/m: not meaningful
     Net premiums written increased by $36.7 million, or 4.8%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in net premiums written was primarily due to higher gross premiums written as well as a reduction in premiums ceded. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 19.5% of gross premiums written for the six months ended June 30, 2010 compared to 21.2% for the same period in 2009. The reduction in premiums ceded was due to lower premiums ceded under our property catastrophe reinsurance coverage, as well as the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions of $9.3 million partially offset by premiums ceded of $11.8 million for variable-rated reinsurance contracts that were not commuted. A “swing-rated” reinsurance contract links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. It enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers, but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold. Swing-rated reinsurance often, but not always, contains a provision limiting the maximum decrease or increase in ceded premium. In commuting a number of swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $8.9 million in accordance with the terms of the contracts. The impact of the commutation was a net gain of $0.4 million.
     Net premiums earned increased by $19.6 million, or 3.0%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as a result of higher net premiums earned for the U.S. insurance and reinsurance segments. This is driven by increased net premiums written in the current and prior periods, as well as the impact of the commutation of the swing-rated reinsurance contracts which are fully earned.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Six Months Ended June 30,
	2010	2009	2010	2009
U.S. insurance	35.2%	34.6%	37.6%	32.9%
International insurance	29.0%	32.7%	26.1%	33.9%
Reinsurance	35.8%	32.7%	36.3%	33.2%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $19.9 million, or 12.9%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was due to a combination of lower accretion of book value to par value for our fixed maturity investments, lower yields on our fixed maturity investments and an increased allocation to hedge funds, which contribute to our total return but carry no current yield. We increased our hedge fund investments by over $180 million between June 30, 2009 and June 30, 2010. In response to new OTTI guidance issued by the FASB in April 2009, we increased the book value of our fixed maturity investments for any non-credit OTTI previously recognized, which resulted in higher book values and lower future accretions. The annualized period book yield of the investment portfolio for the six months ended June 30, 2010 and 2009 was 3.6% and 4.4%, respectively. The decrease in book yield was primarily caused by selling corporate bonds and mortgage-backed securities and reinvesting in lower yielding U.S. treasury securities in order to reduce spread risk and duration in our investment portfolio. Investment management expenses of $5.6 million and $3.9 million were incurred during the six months ended June 30, 2010 and 2009, respectively. The increase in investment management expenses was due to the increase in the size of our investment portfolio as well as additional fees paid to investment advisors for higher cost investment strategies.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the six months ended June 30, 2010, we recognized $172.4 million in net realized investment gains compared to net realized investment gains of $41.7 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, we recognized $0.2 million in net impairment charges recognized in earnings compared to $47.4 million during the six months ended June 30, 2009. Net realized investment gains of $172.4 million for the six months ended June 30, 2010 were comprised of the following:
•	Net realized investment gains of $117.1 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio from U.S. treasury and agency securities into other asset classes, as well as shortening the overall duration of our investment portfolio.

•	Net realized investment gains of $59.3 million primarily related to the mark-to-market adjustments for our hedge fund investments, equity securities and fixed maturity investments that are accounted for as trading securities. We expect the mark-to-market adjustments on our fixed maturity investments that are accounted for as trading securities to increase as we continue to increase the balance of these securities. From December 31, 2009 to June 30, 2010, we have increased the balance of fixed maturity investments accounted for as trading by $1.8 billion, or 68%, from $2.5 billion as of December 31, 2009 to $4.3 billion as of June 30, 2010.

Mark-to-Market Adjustments
for the Six Months Ended
June 30, 2010
($ in millions)
Fixed maturity investments accounted for as trading securities	$60.5
Hedge funds and equity securities	(1.2)

Total	$59.3

•	Net realized investment loss of $4.0 million related to a U.S. treasury yield hedge transaction we purchased in May 2010 and terminated in June 2010.
     Net realized investment gains of $41.7 million for the six months ended June 30, 2009 were comprised of the following:
•	Net realized investment gains of $7.4 million primarily related to the mark-to-market adjustments for our hedge fund investments and fixed maturity investments that are accounted for as trading securities.

•	Net realized investment gains of $34.3 million from the sale of securities. The net realized investment gains primarily consisted of realized gains of $56.6 million from the sale of fixed maturity investments and hedge funds partially offset by a realized loss of $21.9 million related to the sale of our global high-yield bond fund. In addition, we sold approximately $18 million of equity securities that we acquired as part of the acquisition of Darwin Professional Underwriters, Inc. (“Darwin”). We recognized a realized loss of $0.4 million from that sale.
     During the six months ended June 30, 2009, we had $47.4 million of net impairment charges recognized in earnings, $5.5 million due to credit related losses where the anticipated discounted cash flows of the various fixed maturity investments were lower than the amortized cost, and $41.9 million of net impairment charges for those securities in an unrealized loss position where our investment managers had the discretion to sell.
Other Income
     The other income of $0.9 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively, represents fee income from our program administrator and wholesale brokerage operations.

Net Losses and Loss Expenses
     Net losses and loss expenses increased by $94.7 million, or 29.0%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in net losses and loss expenses was due to a number of individual losses totaling $116.5 million in the current year, with no comparable events having occurred during the six months ended June 30, 2009. The increase due to higher loss activity was offset by higher net favorable prior year reserve development.
     We recorded net favorable reserve development related to prior years of $138.1 million and $96.8 million during the six months ended June 30, 2010 and 2009, respectively. The $138.1 million of net favorable reserve development excludes the impact of the commutation of the swing-rated reinsurance contracts of $8.9 million. The following table shows the net favorable reserve development of $138.1 million by loss year for each of our segments for the six months ended June 30, 2010. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
U.S. insurance	$(0.5)	$(1.8)	$(14.4)	$(12.5)	$(2.3)	$2.2	$3.9	$0.8	$(24.6)
International insurance	2.5	(6.8)	(14.9)	(43.9)	(11.3)	(7.5)	(3.3)	4.3	(80.9)
Reinsurance	(0.4)	(1.1)	(9.9)	(8.0)	(1.1)	(2.3)	(2.2)	(7.6)	(32.6)

Total	$(1.6)	$(9.7)	$(39.2)	$(64.4)	$(14.7)	$(7.6)	$(1.6)	$(2.5)	(138.1)

     The following table shows the favorable reserve development of $96.8 million by loss year for each of our segments for the six months ended June 30, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

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

     The loss and loss expense ratio for the six months ended June 30, 2010 was 62.1% compared to 49.6% for the six months ended June 30, 2009. Net favorable reserve development recognized and the impact of the commutation adjustment during the six months ended June 30, 2010 reduced the loss and loss expense ratio by 20.2 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 82.3%. Net favorable reserve development recognized in the six months ended June 30, 2009 reduced the loss and loss expense ratio by 14.7 percentage points. Thus, the loss and loss expense ratio related to that loss year was 64.3%. The increase in the loss and loss expense ratio for the current loss year was primarily due to $116.5 million of losses from the Chilean, Haitian and Baja earthquakes, the Connecticut power plant explosion, European Windstorm Xynthia, a mine collapse and hail storms in Australia during the six months ended June 30, 2010, which contributed 17.2 points to the current loss year’s loss and loss expense ratio.

     The following table shows the components of the increase in net losses and loss expenses of $94.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Six Months Ended
	June 30,		Dollar
	2010	2009	Change
	($ in millions)
Net losses paid	$265.4	$215.1	$50.3
Net change in reported case reserves	78.4	45.0	33.4
Net change in IBNR	77.1	66.1	11.0

Net losses and loss expenses	$420.9	$326.2	$94.7

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,841.8	$3,688.5
Incurred related to:
Commutation of variable-rated reinsurance contracts	8.9	—
Current period non-catastrophe	485.1	423.0
Current period property catastrophe	65.0	—
Prior period non-catastrophe	(133.4)	(98.5)
Prior period property catastrophe	(4.7)	1.7

Total incurred	$420.9	$326.2
Paid related to:
Current period non-catastrophe	14.1	4.9
Current period property catastrophe	19.3	—
Prior period non-catastrophe	216.8	172.8
Prior period property catastrophe	15.2	37.4

Total paid	$265.4	$215.1
Foreign exchange revaluation	(9.3)	4.4

Net reserve for losses and loss expenses, June 30	3,988.0	3,804.0
Losses and loss expenses recoverable	932.4	909.7

Reserve for losses and loss expenses, June 30	$4,920.4	$4,713.7

Acquisition Costs
     Acquisition costs increased by $4.6 million, or 6.2%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in acquisition costs was primarily due to the increase in net premiums earned in our U.S. insurance segment and reinsurance segment, which typically have higher acquisition costs than our international insurance segment and represent a higher proportion of net premiums earned during the six months ended June 30, 2010 compared to the same period in 2009. Acquisition costs as a percentage of net premiums earned were 11.6% for the six months ended June 30, 2010 compared to 11.3% for the same period in 2009 for the reasons explained above.
General and Administrative Expenses
     General and administrative expenses increased by $12.6 million, or 10.6%, for the six months ended June 30, 2010 compared to the same period in 2009. The increase in general and administrative expenses was primarily due to the following:
•	An overall increase in global headcount from 614 at June 30, 2009 to 684 at June 30, 2010 resulting in an overall increase in salary and related costs of $10.7 million.

•	Increased stock-related compensation of $6.2 million, including an increase of $2.2 million for performance-based awards granted under the Company’s equity plans in 2009 to recognize expected performance above the target level. For all performance-based awards, we initially recognize the stock compensation expense at 100% of the fair market value of Holdings’ common shares on the date of grant and reassess, at least annually, the projected growth in book value to determine whether an adjustment to the initial estimate of the expense should be made. During the six months ended June 30, 2010, we have accrued 132.5% of the fair market value of Holdings’ common shares awarded on the date of grant, as we believe it is probable that we will achieve the performance criteria above target but below the maximum award when these performance-based awards vest at the end of 2011. For additional information on our performance-based awards, see Note 11 in our notes to the unaudited condensed consolidated financial statements.

•	Decrease of $6.8 million related to the Darwin Long-Term Incentive Plan (the “Darwin LTIP”). We recognized a reduction in the Darwin LTIP of $1.3 million during the six months ended June 30, 2010 compared to an increase of $5.5 million during the six months ended June 30, 2009. The amount incurred for the Darwin LTIP is a result of pre-acquisition underwriting profitability, including any subsequent loss reserve development. The reduction in the Darwin LTIP during the six months ended June 30, 2010 was due to unfavorable reserve development.
     Our general and administrative expense ratio was 19.4% for the six months ended June 30, 2010, which was higher than the 18.1% for the six months ended June 30, 2009. The increase was primarily due to the factors discussed above.
     Our expense ratio was 31.0% for the six months ended June 30, 2010 compared to 29.4% for the six months ended June 30, 2009 due to an increase in both acquisition cost ratio and general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased $0.3 million, or 14.3%, for the six months ended June 30, 2010 compared the six months ended June 30, 2009. The decrease is primarily the result of no longer amortizing the trademark intangible asset that was fully impaired during the fourth quarter of 2009. No impairments were recognized during the six months ended June 30, 2010 and 2009, respectively.
Interest Expense
     Interest expense decreased $1.0 million, or 5.0%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Interest expense of $1.0 million was incurred during the three months ended March 31, 2009 on our borrowing of $243.8 million from our $400 million unsecured revolving credit facility, which was paid in full in February 2009.
Net Income
     Net income for the six months ended June 30, 2010 was $317.7 million compared to $245.1 million for the six months ended June 30, 2009. The increase was primarily the result of higher net realized investment gains, lower OTTI and higher net premiums earned partially offset by higher net losses and loss expenses and general and administrative expenses. Net income for the six months ended June 30, 2010 included a net foreign exchange loss of $1.6 million and an income tax expense of $13.6 million. Net income for the six months ended June 30, 2009 included a net foreign exchange gain of $0.4 million and an income tax expense of $21.1 million. The decrease in the income tax expense was primarily due to lower taxable income in our U.S. operations during the six months ended June 30, 2010 compared to same period in 2009.
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
U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions)
Revenues
Gross premiums written	$189.7	$182.7	$351.7	$336.1
Net premiums written	135.2	127.5	266.8	243.3
Net premiums earned	125.7	111.0	254.9	216.3
Other income	0.6	0.4	0.9	0.8
Expenses
Net losses and loss expenses	$69.2	$46.8	$167.6	$101.0
Acquisition costs	15.9	13.5	32.8	28.0
General and administrative expenses	30.7	30.0	57.8	57.4
Underwriting income (loss)	10.5	21.1	(2.4)	30.7
Ratios
Loss and loss expense ratio	55.1%	42.2%	65.8%	46.7%
Acquisition cost ratio	12.6%	12.2%	12.9%	12.9%
General and administrative expense ratio	24.4%	27.0%	22.7%	26.5%
Expense ratio	37.0%	39.2%	35.6%	39.4%
Combined ratio	92.1%	81.4%	101.4%	86.1%
Comparison of Three Months Ended June 30, 2010 and 2009
     Premiums. Gross premiums written increased by $7.0 million, or 3.8%, for the three months ended June 30, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to higher volume from new products and increased underwriting staff, particularly in our general casualty and healthcare lines of business where we believe profitable underwriting opportunities exist. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition, particularly for public directors and officers liability products in our professional liability line of business.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,		Dollar	Percentage
	2010	2009	Change	Change
		($ in millions)
Professional liability	$44.8	$46.9	$(2.1)	(4.5)%
Healthcare	41.1	36.5	4.6	12.6
General casualty	38.4	33.4	5.0	15.0
General property	30.0	35.0	(5.0)	(14.3)
Programs	26.2	26.5	(0.3)	(1.1)
Other	9.2	4.4	4.8	109.1

	$189.7	$182.7	$7.0	3.8%

     Net premiums written increased by $7.7 million, or 6.0%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in net premiums written was primarily due to higher gross premiums written, as well as a reduction of premiums ceded.

     Net premiums earned increased $14.7 million, or 13.2%, primarily due to the growth of our U.S. insurance operations during 2009 and during the first half of 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $22.4 million, or 47.9%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in net losses and loss expenses was primarily due to the growth of the U.S. insurance operations and higher loss activity in the current year, which included net losses and loss expenses incurred of $3.0 million from the Tennessee floods.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $20.9 million during the three months ended June 30, 2010 compared to net favorable reserve development of $20.6 million for the three months ended June 30, 2009, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$—	$—	$(0.2)	$(5.6)	$(1.0)	$(1.2)	$(0.8)	$0.8	$(8.0)
Healthcare	(0.4)	(0.3)	0.1	(1.9)	(1.4)	0.5	0.7	(1.3)	(4.0)
General casualty	0.3	(0.4)	(7.6)	(1.5)	—	—	—	—	(9.2)
General property	—	(0.1)	0.9	(1.0)	(0.2)	(0.3)	(0.5)	—	(1.2)
Programs	—	—	—	—	0.1	1.2	(0.3)	(0.2)	0.8
Other	—	—	—	—	—	(0.2)	—	0.9	0.7

	$(0.1)	$(0.8)	$(6.8)	$(10.0)	$(2.5)	$—	$(0.9)	$0.2	$(20.9)

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Professional liability	$—	$—	$(0.7)	$(0.5)	$(1.1)	$0.7	$—	$(1.6)
Healthcare	(0.4)	(0.4)	(3.1)	(2.1)	(0.8)	(1.2)	(2.8)	(10.8)
General casualty	(1.6)	(7.5)	(1.9)	—	2.6	—	3.6	(4.8)
General property	(0.8)	—	(0.9)	(0.6)	—	—	(0.1)	(2.4)
Programs	—	—	—	(0.1)	(0.4)	0.1	(0.6)	(1.0)
Other	—	—	—	—	—	(0.1)	0.1	—

	$(2.8)	$(7.9)	$(6.6)	$(3.3)	$0.3	$(0.5)	$0.2	$(20.6)

     The loss and loss expense ratio for the three months ended June 30, 2010 was 55.1% compared to 42.2% for the three months ended June, 2009. Net favorable reserve development recognized during the three months ended June 30, 2010 decreased the loss and loss expense ratio by 16.6 percentage points. Thus, the loss and loss expense ratio for the current loss year was 71.7%. In comparison, net favorable reserve development recognized in the three months ended June 30, 2009 decreased the loss and loss expense ratio by 18.6 percentage points. In addition, during the three months ended June 30, 2009, the $4.0 million reduction in premiums ceded for the variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 2.2 percentage points. Thus, the loss and loss expense ratio for that loss year was 63.0%. The increase in the loss and loss expense ratio for the current loss year was primarily due to higher loss activity, including incurred losses of $3.0 from the Tennessee floods, which contributed 2.4 percentage points to the loss and loss expense ratio for the three months ended June 30, 2010.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, April 1	$972.0	$847.1
Incurred related to:
Current period non-catastrophe	90.1	67.4
Current period property catastrophe	—	—
Prior period non-catastrophe	(22.1)	(20.8)
Prior period property catastrophe	1.2	0.2

Total incurred	$69.2	$46.8
Paid related to:
Current period non-catastrophe	2.3	1.5
Current period property catastrophe	—	—
Prior period non-catastrophe	29.3	21.2
Prior period property catastrophe	3.9	1.9

Total paid	$35.5	$24.6
Net reserve for losses and loss expenses, June 30	1,005.7	869.3
Losses and loss expenses recoverable	378.0	324.9

Reserve for losses and loss expenses, June 30	$1,383.7	$1,194.2

     Acquisition costs. Acquisition costs increased by $2.4 million, or 17.8%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio increased to 12.6% for the three months ended June 30, 2010 from 12.2% for the same period in 2009.
     General and administrative expenses. General and administrative expenses increased by $0.7 million, or 2.3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in general and administrative expenses was primarily due to increased salary and related costs partially offset by $2.0 million of lower expenses related to the Darwin LTIP. The decrease in the general and administrative expense ratio from 27.0% for the three months ended June 30, 2009 to 24.4% for the same period in 2010 was the result of the increase in net premiums earned.
Comparison of Six Months Ended June 30, 2010 and 2009
     Premiums. Gross premiums written increased by $15.6 million, or 4.6%, for the six months ended June 30, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to higher volumes from new products and increased underwriting staff, particularly in our general casualty and healthcare lines of business where we believe underwriting opportunities were present. While healthcare premium rates are down, we still believe there are attractive opportunities in this line of business. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition, particularly for public directors and officers liability products in our professional liability line of business.
     The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,		Dollar	Percentage
	2010	2009	Change	Change
		($ in millions)
Healthcare	$88.6	$86.2	$2.4	2.8%
Professional liability	83.7	88.9	(5.2)	(5.8)
General casualty	66.4	57.0	9.4	16.5
Programs	51.0	50.5	0.5	1.0
General property	46.5	45.1	1.4	3.1
Other	15.5	8.4	7.1	84.5

	$351.7	$336.1	$15.6	4.6%

     Net premiums written increased by $23.5 million, or 9.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in net premiums written was primarily due to higher gross premiums written, as well as a reduction of premiums ceded. The reduction in premiums ceded was primarily due to lower cessions in our general casualty and general property lines of business and the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions of $9.3 million partially offset by premiums ceded of $11.8 million for variable-rated reinsurance contracts that were not commuted. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $8.9 million in accordance with the terms of the contracts. The net impact of the commutation during the six months ended June 30, 2010 was a net gain of $0.4 million. Overall, we ceded 24.2% of gross premiums written for the six months ended June 30, 2010 compared to 27.6% for the six months ended June 30, 2009. The decrease in the cession percentage was primarily due to the reduction of premiums ceded of $9.3 million related to the commutation of the swing-rated reinsurance contracts. Excluding the impact of the commutation, we ceded 26.8% of gross premiums written during the six months ended June 30, 2010.
     Net premiums earned increased $38.6 million, or 17.8%, primarily due to the growth of our U.S. insurance operations during 2009 and during the first half of 2010 and $9.3 million from the commutation, which was fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $66.6 million, or 65.9%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in net losses and loss expenses was primarily due to a $12.0 million net loss from a Connecticut power plant explosion in our program line of business, the reduction of ceded IBNR for the commutation of the swing-rated reinsurance contracts of $8.9 million, $3.0 million from the Tennessee floods and lower net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $24.6 million during the six months ended June 30, 2010 compared to net favorable reserve development of $28.1 million for the six months ended June 30, 2009, as shown in the tables below. The $24.6 million of net favorable reserve development excludes the impact of the commutation of the swing-rated reinsurance contracts of $8.9 million discussed above. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$—	$—	$(0.7)	$(5.8)	$(1.2)	$(0.8)	$0.1	$0.8	$(7.6)
Healthcare	(0.8)	(0.7)	(0.6)	(3.6)	(1.0)	0.5	1.7	(1.3)	(5.8)
General casualty	0.3	(1.0)	(14.0)	(1.5)	—	(1.0)	3.6	—	(13.6)
General property	—	(0.1)	0.9	(1.6)	(0.2)	1.5	(1.5)	—	(1.0)
Programs	—	—	—	—	—	2.1	—	0.5	2.6
Other	—	—	—	—	—	(0.1)	—	0.9	0.8

	$(0.5)	$(1.8)	$(14.4)	$(12.5)	$(2.4)	$2.2	$3.9	$0.9	$(24.6)

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Professional liability	$—	$—	$(1.2)	$(1.3)	$9.0	$7.4	$2.9	$16.8
Healthcare	(0.8)	(0.4)	(6.1)	(6.2)	(2.9)	(1.7)	(5.3)	(23.4)
General casualty	(2.5)	(13.2)	(7.1)	—	2.8	0.1	3.6	(16.3)
General property	(0.8)	—	(3.1)	(0.6)	(0.1)	(0.8)	3.9	(1.5)
Programs	—	—	—	(0.4)	(1.5)	(0.4)	(3.9)	(6.2)
Other	—	—	—	—	0.1	(0.4)	2.8	2.5

	$(4.1)	$(13.6)	$(17.5)	$(8.5)	$7.4	$4.2	$4.0	$(28.1)

     The loss and loss expense ratio for the six months ended June 30, 2010 was 65.8% compared to 46.7% for the six months ended June, 2009. Net favorable reserve development recognized and the impact of the commutation adjustment to ceded IBNR during the six months ended June 30, 2010 decreased the loss and loss expense ratio by 8.8 percentage points. Thus, the loss and loss expense ratio for the current loss year was 74.6%. In comparison, net favorable reserve development recognized in the six months ended June

30, 2009 decreased the loss and loss expense ratio by 13.0 percentage points. In addition, during the six months ended June 30, 2009, the $10.1 million reduction in premiums ceded for the variable-rated reinsurance contracts of Darwin that have swing-rated provisions reduced the loss and loss expense ratio by 2.9 percentage points. Thus, the loss and loss expense ratio for that loss year was 62.6%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $12.0 million net loss on the Connecticut power plant explosion and $3.0 million from the Tennessee floods. These losses contributed 6.1 percentage points to the current loss year’s loss and loss expense ratio, after adjusting for the $9.3 million impact to ceded earned premium of the commuted swing-rated reinsurance contracts previously discussed.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$901.9	$819.4
Incurred related to:
Commutation of variable-rated reinsurance contracts	8.9	—
Current period non-catastrophe	183.3	129.1
Current period property catastrophe	—	—
Prior period non-catastrophe	(25.6)	(32.0)
Prior period property catastrophe	1.0	3.9

Total incurred	$167.6	$101.0
Paid related to:
Current period non-catastrophe	2.9	2.5
Current period property catastrophe	—	—
Prior period non-catastrophe	57.3	40.5
Prior period property catastrophe	3.6	8.1

Total paid	$63.8	$51.1
Net reserve for losses and loss expenses, June 30	1,005.7	869.3
Losses and loss expenses recoverable	378.0	324.9

Reserve for losses and loss expenses, June 30	$1,383.7	$1,194.2

     Acquisition costs. Acquisition costs increased by $4.8 million, or 17.1%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio was 12.9% for both the six months ended June 30, 2010 and 2009.
     General and administrative expenses. General and administrative expenses increased by $0.4 million, or 0.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in general and administrative expenses was due to higher salary and related costs from increased headcount offset by the reduction in the Darwin LTIP of $6.8 million. The decrease in the general and administrative expense ratio from 26.5% for the six months ended June 30, 2009 to 22.7% for the same period in 2010 was the result of the increase in net premiums earned.

International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions)
Revenues
Gross premiums written	$167.6	$192.0	$289.0	$317.9
Net premiums written	98.5	116.2	179.6	205.1
Net premiums earned	89.4	111.8	176.4	223.0
Expenses
Net losses and loss expenses	$64.6	$74.1	$122.0	$113.3
Acquisition costs	(0.1)	1.7	—	2.7
General and administrative expenses	22.6	20.0	44.5	38.7
Underwriting income	2.3	16.0	9.9	68.3
Ratios
Loss and loss expense ratio	72.2%	66.3%	69.1%	50.8%
Acquisition cost ratio	(0.1)%	1.5%	0.0%	1.2%
General and administrative expense ratio	25.3%	17.8%	25.2%	17.4%
Expense ratio	25.2%	19.3%	25.2%	18.6%
Combined ratio	97.4%	85.6%	94.3%	69.4%
Comparison of Three Months Ended June 30, 2010 and 2009
     Premiums. Gross premiums written decreased by $24.4 million, or 12.7%, for the three months ended June 30, 2010 compared to the same period in 2009. The decrease in gross premiums written was due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,		Dollar	Percentage
	2010	2009	Change	Change
			($ in millions)
General property*	$59.7	$73.1	$(13.4)	(18.3)%
Professional liability	50.5	55.7	(5.2)	(9.3)
General casualty	45.1	50.6	(5.5)	(10.9)
Healthcare	12.3	12.6	(0.3)	(2.4)

	$167.6	$192.0	$(24.4)	(12.7)%

*	Includes our energy line of business.
     Net premiums written decreased $17.7 million, or 15.2%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease in net premiums written was primarily due to the decrease in gross premiums written, partially offset by lower premiums ceded on our property catastrophe reinsurance coverage. We ceded to reinsurers 41.2% of gross premiums written for the three months ended June 30, 2010 compared to 39.5% for the three months ended June 30, 2009. The increase in the ceded premium percentage is due to increased cessions on our professional liability and general casualty reinsurance treaties. Net premiums earned decreased $22.4 million, or 20.0%, primarily due to lower net premiums written during 2009 and for the first half of 2010.
     Net losses and loss expenses. Net losses and loss expenses decreased by $9.5 million, or 12.8%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized partially offset by higher attritional loss activity in the current period. During the three months ended June 30, 2010, we incurred net losses and loss expenses of $24.0 million from a mine collapse, the Baja, Mexico earthquake and the Tennessee floods. No comparable events occurred during the three months ended June 30, 2009. The loss from the mine collapse was incurred in our general casualty line of business, while the rest of the losses noted above were incurred in our general property line of business. Overall, our international insurance segment recorded net favorable reserve development of $23.2 million during the three months ended June 30, 2010 compared to net favorable reserve development of $6.8 million for the three months ended June 30, 2009, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General property	$—	$(0.1)	$—	$(1.6)	$(0.4)	$(1.5)	$(10.7)	$3.7	$(10.6)
Professional liability	—	(3.6)	3.9	(2.8)	7.9	—	—	—	5.4
General casualty	2.7	(0.6)	1.6	(10.1)	(1.5)	(1.5)	—	—	(9.4)
Healthcare	(0.1)	(0.3)	(0.4)	(0.5)	(7.3)	—	—	—	(8.6)

	$2.6	$(4.6)	$5.1	$(15.0)	$(1.3)	$(3.0)	$(10.7)	$3.7	$(23.2)

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
General property	$(0.3)	$(1.0)	$(1.6)	$—	$(0.1)	$4.6	$3.4	$5.0
Professional liability	—	—	(2.4)	(12.9)	—	—	0.2	(15.1)
General casualty	—	(2.2)	(10.3)	(0.6)	23.7	0.1	0.1	10.8
Healthcare	(0.1)	—	(0.3)	(7.1)	—	—	—	(7.5)

	$(0.4)	$(3.2)	$(14.6)	$(20.6)	$23.6	$4.7	$3.7	$(6.8)

     The loss and loss expense ratio for the three months ended June 30, 2010 was 72.2%, compared to 66.3% for the three months ended June 30, 2009. The net favorable reserve development recognized during the three months ended June 30, 2010 decreased the loss and loss expense ratio by 26.0 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 98.2%. Comparatively, the net favorable reserve development recognized during the three months ended June 30, 2009 decreased the loss and loss expense ratio by 6.1 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 72.4%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $24.0 million noted above, which occurred during the three months ended June 30, 2010 and contributed 26.8 percentage points to the current year’s losses and loss expense ratio.
     Net paid losses for the three months ended June 30, 2010 and 2009 were $53.5 million and $38.0 million, respectively. The increase in net paid losses was primarily due to net paid losses on current year catastrophe losses.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,776.0	$1,787.1
Incurred related to:
Current period non-catastrophe	87.8	80.9
Current period property catastrophe	—	—
Prior period non-catastrophe	(18.3)	(7.1)
Prior period property catastrophe	(4.9)	0.3

Total incurred	$64.6	$74.1
Paid related to:
Current period non-catastrophe	2.9	1.5
Current period property catastrophe	18.9	—
Prior period non-catastrophe	27.5	26.9
Prior period property catastrophe	4.2	9.6

Total paid	$53.5	$38.0
Foreign exchange revaluation	(4.3)	7.6

Net reserve for losses and loss expenses, June 30	1,782.8	1,830.8
Losses and loss expenses recoverable	554.7	581.9

Reserve for losses and loss expenses, June 30	$2,337.5	$2,412.7

     Acquisition costs. Acquisition costs decreased to negative $0.1 million for the three months ended June 30, 2010 from positive $1.7 million for the three months ended June 30, 2009. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased from 1.5% for the three months ended June 30, 2009 to negative 0.1% for the three months ended June 30, 2010. The decrease in the acquisition cost ratio is due to higher premiums ceded, which has increased ceding commission income.
     General and administrative expenses. General and administrative expenses increased $2.6 million, or 13.0%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs, including stock-based compensation. The general and administrative expense ratios for the three months ended June 30, 2010 and 2009 were 25.3% and 17.8%, respectively. The increase was due to higher general and administrative expense relative to lower net premiums earned.
Comparison of Six Months Ended June 30, 2010 and 2009
     Premiums. Gross premiums written decreased by $28.9 million, or 9.1%, for the six months ended June 30, 2010 compared to the same period in 2009. The decrease in gross premiums written was due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment.
     The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,		Dollar	Percentage
	2010	2009	Change	Change
			($ in millions)
General property*	$99.4	$116.7	$(17.3)	(14.8)%
Professional liability	77.7	88.2	(10.5)	(11.9)
General casualty	76.8	81.4	(4.6)	(5.7)
Healthcare	35.1	31.6	3.5	11.1

	$289.0	$317.9	$(28.9)	(9.1)%

*	Includes our energy line of business.

     Net premiums written decreased $25.5 million, or 12.4%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in net premiums written was primarily due to the decrease in gross premiums written partially offset by lower premiums ceded on our property catastrophe reinsurance coverage. We ceded to reinsurers 37.9% of gross premiums written for the six months ended June 30, 2010 compared to 35.5% for the six months ended June 30, 2009. The increase is primarily due to increased cessions on our general casualty and professional liability lines of business. Net premiums earned decreased $46.6 million, or 20.9%, primarily due to lower net premiums written during 2009 and for the first half of 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $8.7 million, or 7.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in net losses and loss expenses was primarily due to higher loss activity in the current period partially offset by higher net favorable reserve development recognized. During the six months ended June 30, 2010, we experienced net losses and loss expenses of $81.5 million from the earthquakes in Haiti, Chile, and Baja, Mexico, a mine collapse, and the Tennessee floods. Overall, our international insurance segment recorded net favorable reserve development of $80.8 million during the six months ended June 30, 2010 compared to net favorable reserve development of $47.4 million for the six months ended June 30, 2009, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General property	$—	$(0.2)	$(0.3)	$(2.2)	$(5.7)	$(6.1)	$(14.6)	$4.3	$(24.8)
Professional liability	—	(3.8)	0.6	(20.7)	7.9	—	—	—	(16.0)
General casualty	2.7	(2.2)	(14.3)	(12.5)	(6.2)	(1.5)	11.3	—	(22.7)
Healthcare	(0.2)	(0.6)	(0.8)	(8.4)	(7.3)	—	—	—	(17.3)

	$2.5	$(6.8)	$(14.8)	$(43.8)	$(11.3)	$(7.6)	$(3.3)	$4.3	$(80.8)

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
General property	$(0.3)	$(0.9)	$(1.8)	$(2.7)	$(1.8)	$(5.2)	$20.3	$7.6
Professional liability	—	(0.3)	(15.0)	(12.9)	—	—	0.2	(28.0)
General casualty	(4.9)	(16.6)	(15.9)	0.8	23.7	0.1	0.1	(12.7)
Healthcare	(0.3)	(1.3)	(5.6)	(7.1)	—	—	—	(14.3)

	$(5.5)	$(19.1)	$(38.3)	$(21.9)	$21.9	$(5.1)	$20.6	$(47.4)

     The loss and loss expense ratio for the six months ended June 30, 2010 was 69.1%, compared to 50.8% for the six months ended June 30, 2009. The net favorable reserve development recognized during the six months ended June 30, 2010 decreased the loss and loss expense ratio by 45.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 114.9%. Comparatively, the net favorable reserve development recognized during the six months ended June 30, 2009 decreased the loss and loss expense ratio by 21.3 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 72.1%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $81.5 million noted above, which occurred during the six months ended June 30, 2010 and contributed 46.2 percentage points to the current year’s losses and loss expense ratio.
     Net paid losses for the six months ended June 30, 2010 and 2009 were $120.0 million and $83.9 million, respectively. The increase in net paid losses was primarily due to two large loss payments totaling approximately $17 million in our general casualty line of business and net paid losses for current year catastrophe losses.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,790.1	$1,797.0
Incurred related to:
Current period non-catastrophe	152.8	160.7
Current period property catastrophe	50.0	—
Prior period non-catastrophe	(76.5)	(45.6)
Prior period property catastrophe	(4.3)	(1.8)

Total incurred	$122.0	$113.3
Paid related to:
Current period non-catastrophe	8.6	1.6
Current period property catastrophe	18.9	—
Prior period non-catastrophe	83.5	64.9
Prior period property catastrophe	9.0	17.4

Total paid	$120.0	$83.9
Foreign exchange revaluation	(9.3)	4.4

Net reserve for losses and loss expenses, June 30	1,782.8	1,830.8
Losses and loss expenses recoverable	554.7	581.9

Reserve for losses and loss expenses, June 30	$2,337.5	$2,412.7

     Acquisition costs. Acquisition costs decreased $2.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The acquisition cost ratio decreased from 1.2% for the six months ended June 30, 2009 to 0.0% for the six months ended June 30, 2010. The decrease in the acquisition cost ratio is due to higher premiums ceded, which has increased ceding commission income.
     General and administrative expenses. General and administrative expenses increased $5.8 million, or 15.0%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs, including stock-based compensation. The general and administrative expense ratios for the six months ended June 30, 2010 and 2009 were 25.2% and 17.4%, respectively, due to higher general and administrative expense relative to lower net premiums earned.
Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		($ in millions)
Revenues
Gross premiums written	$136.6	$118.1	$357.2	$318.4
Net premiums written	136.0	117.8	356.7	318.0
Net premiums earned	123.8	110.8	245.9	218.3
Expenses
Net losses and loss expenses	$54.9	$56.8	$131.2	$111.9
Acquisition costs	22.1	21.8	45.9	43.4
General and administrative expenses	14.8	11.5	29.3	22.7
Underwriting income	32.0	20.7	39.5	40.3
Ratios
Loss and loss expense ratio	44.4%	51.2%	53.4%	51.3%
Acquisition cost ratio	17.9%	19.6%	18.7%	19.9%
General and administrative expense ratio	11.9%	10.5%	11.9%	10.4%
Expense ratio	29.8%	30.1%	30.6%	30.3%
Combined ratio	74.2%	81.3%	84.0%	81.6%
Comparison of Three Months Ended June 30, 2010 and 2009
     Premiums. Gross premiums written increased by $18.5 million, or 15.7%, for the three months ended June 30, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to one of our professional liability reinsurance treaties that was previously written in the third quarter of 2009 for $16.5 million and was renewed in the second quarter of 2010 for $10.9 million causing higher gross premiums written during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and increased cedent retention.
     During the three months ended June 30, 2010, our Bermuda, U.S., Singapore and European reinsurance operations had gross premiums written of $69.4 million, $57.7 million, $5.8 million and $3.7 million, respectively. During the three months ended June 30, 2009, our Bermuda, U.S., Singapore and European reinsurance operations had gross premiums written of $72.6 million, $40.7 million, nil, and $4.8 million, respectively.
     The table below illustrates our gross premiums written by line of business for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,		Dollar	Percentage
	2010	2009	Change	Change
			($ in millions)
Property reinsurance	$53.1	$42.5	$10.6	24.9%
International reinsurance	27.1	37.5	(10.4)	(27.7)
General casualty reinsurance	24.5	11.3	13.2	116.8
Professional liability reinsurance	23.7	19.1	4.6	24.1
Specialty reinsurance	4.3	3.8	0.5	13.2
Facultative reinsurance	3.9	3.9	—	—

	$136.6	$118.1	$18.5	15.7%

     Net premiums written increased by $18.2 million, or 15.4%, which is consistent with the increase in gross premiums written. Net premiums earned increased $13.0 million, or 11.7%, due to the increase in net premiums written. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses decreased by $1.9 million, or 3.3%, for the three months ended June 30,

2010 compared to the three months ended June 30, 2009. The decrease in net losses and loss expenses is primarily due to higher net favorable reserve development recognized during the three months ended June 30, 2010 compared to the same period in 2009 partially offset by the growth of the reinsurance operations and $3.0 million of losses incurred from the hail storms in Australia. Overall, our reinsurance segment recorded net favorable reserve development of $20.0 million and $9.3 million during the three months ended June 30, 2010 and 2009, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$—	$—	$—	$(0.1)	$—	$—	$—	$(6.0)	$(6.1)
International reinsurance	—	(0.1)	—	—	—	(1.5)	—	(0.1)	(1.7)
General casualty reinsurance	—	(0.1)	(4.1)	(0.8)	(0.3)	(0.1)	—	—	(5.4)
Professional liability reinsurance	0.4	(1.3)	(4.1)	(2.7)	(0.5)	(0.2)	—	—	(8.4)
Specialty reinsurance	—	—	(0.1)	(0.1)	—	0.4	0.2	—	0.4
Facultative reinsurance	—	0.2	1.4	(0.4)	—	—	—	—	1.2

	$0.4	$(1.3)	$(6.9)	$(4.1)	$(0.8)	$(1.4)	$0.2	$(6.1)	$(20.0)

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Property reinsurance	$—	$—	$0.1	$(0.1)	$—	$(1.5)	$(0.1)	$(1.6)
International reinsurance	—	—	1.2	0.1	—	—	0.1	1.4
General casualty reinsurance	(0.2)	(2.4)	(2.7)	(0.9)	(0.1)	—	—	(6.3)
Professional liability reinsurance	(0.2)	(1.3)	(1.3)	(0.3)	(0.1)	—	—	(3.2)
Specialty reinsurance	—	—	(0.5)	0.6	—	—	—	0.1
Facultative reinsurance	—	(1.6)	1.9	—	—	—	—	0.3

	$(0.4)	$(5.3)	$(1.3)	$(0.6)	$(0.2)	$(1.5)	$—	$(9.3)

     The loss and loss expense ratio for the three months ended June 30, 2010 was 44.4%, compared to 51.2% for the three months ended June 30, 2009. Net favorable reserve development recognized during the three months ended June 30, 2010 reduced the loss and loss expense ratio by 16.2 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 60.6%. In comparison, net favorable reserve development recognized in the three months ended June 30, 2009 reduced the loss and loss expense ratio by 8.4 percentage points. Thus, the loss and loss expense ratio related to that loss year was 59.6%.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,185.0	$1,088.5
Incurred related to:
Current period non-catastrophe	74.9	66.1
Current period property catastrophe	—	—
Prior period non-catastrophe	(19.9)	(10.7)
Prior period property catastrophe	(0.1)	1.4

Total incurred	$54.9	$56.8
Paid related to:
Current period non-catastrophe	2.6	0.8
Current period property catastrophe	—	—
Prior period non-catastrophe	36.6	35.2
Prior period property catastrophe	1.2	5.4

Total paid	$40.4	$41.4
Net reserve for losses and loss expenses, June 30	1,199.5	1,103.9
Losses and loss expenses recoverable	(0.3)	2.9

Reserve for losses and loss expenses, June 30	$1,199.2	$1,106.8

     Acquisition costs. Acquisition costs increased by $0.3 million, or 1.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily as a result of higher net premiums earned. The acquisition cost ratio was 17.9% for the three months ended June 30, 2010, compared to 19.6% for the three months ended June 30, 2009. The decrease in the acquisition cost ratio is due to more business written on an excess-of-loss basis, which typically carries a lower acquisition cost ratio than quota share business.
     General and administrative expenses. General and administrative expenses increased $3.3 million, or 28.7%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs included stock-based compensation. The 1.4 percentage point increase in the general and administrative expense ratio from 10.5% for the three months ended June 30, 2009 to 11.9% for the three months ended June 30, 2010 was due to higher general and administrative expenses partially offset by higher net premiums earned.
Comparison of Six Months Ended June 30, 2010 and 2009
     Premiums. Gross premiums written increased by $38.8 million, or 12.2%, for the six months ended June 30, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to increased writings in our property reinsurance line of business and the timing of renewals of two treaties, a quota share reinsurance treaty for $23.6 million in our property reinsurance line of business and a quota share reinsurance treaty for $10.9 million in our professional liability reinsurance line of business. The property reinsurance treaty was originally bound during in the third quarter of 2009 for $9.0 million and expired on November 30, 2009. The renewed treaty is effective from January 1, 2010 to December 31, 2010. The professional liability reinsurance treaty was previously written in the third quarter of 2009 for $16.5 million and was renewed in the second quarter of 2010 for $10.9 million. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition, increased cedent retention and a reduction in adjustments on estimated premiums of $4.4 million. We recognized net downward adjustments of $2.0 million during the six months ended June 30, 2010 compared to net upward adjustments of $2.4 million during the six months ended June 30, 2009. We also had a reduction of renewed premiums in our U.S. general casualty line of business of $27.5 million primarily due to lowering our participation on several treaties.
     During the six months ended June 30, 2010, our Bermuda, U.S., Singapore and European reinsurance operations had gross premiums written of $149.6 million, $171.5 million, $9.5 million, and $26.6 million, respectively. During the six months ended June 30, 2009, our Bermuda, U.S., Singapore and European reinsurance operations had gross premiums written of $133.8 million, $169.5 million, nil and $15.1 million, respectively.

The table below illustrates our gross premiums written by line of business for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,		Dollar	Percentage
	2010	2009	Change	Change
			($ in millions)
Property reinsurance	$113.8	$71.4	$42.4	59.4%
General casualty reinsurance	89.3	103.3	(14.0)	(13.6)
International reinsurance	68.1	61.7	6.4	10.4
Professional liability reinsurance	60.0	56.7	3.3	5.8
Specialty reinsurance	19.9	19.1	0.8	4.2
Facultative reinsurance	6.1	6.2	(0.1)	(1.6)

	$357.2	$318.4	$38.8	12.2%

     Net premiums written increased by $38.7 million, or 12.2%, which is consistent with the increase in gross premiums written. Net premiums earned increased $27.6 million, or 12.6%, due to the increase in net premiums written.
     Net losses and loss expenses. Net losses and loss expenses increased by $19.3 million, or 17.2%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in net losses and loss expenses was primarily due to higher loss activity of $20.0 million from the earthquake in Chile, the European Windstorm Xynthia, and the hail storms in Australia, partially offset by higher net favorable reserve development. Overall, our reinsurance segment recorded net favorable reserve development of $32.7 million and $21.3 million during the six months ended June 30, 2010 and 2009, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$—	$—	$(0.1)	$(1.4)	$—	$—	$0.7	$(7.5)	$(8.3)
International reinsurance	(0.1)	(0.2)	(0.1)	(0.2)	—	(1.5)	—	(0.1)	(2.2)
General casualty reinsurance	—	0.1	(5.1)	(3.7)	(0.6)	(0.1)	—	—	(9.4)
Professional liability reinsurance	(0.3)	(1.8)	(6.8)	(2.8)	(0.5)	(0.2)	—	—	(12.4)
Specialty reinsurance	—	—	(0.1)	0.4	—	(0.5)	(2.9)	—	(3.1)
Facultative reinsurance	—	0.8	2.3	(0.4)	—	—	—	—	2.7

	$(0.4)	$(1.1)	$(9.9)	$(8.1)	$(1.1)	$(2.3)	$(2.2)	$(7.6)	$(32.7)

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Property reinsurance	$—	$0.3	$(0.8)	$2.7	$—	$(5.3)	$(1.4)	$(4.5)
International reinsurance	—	—	1.2	—	—	0.7	(0.8)	1.1
General casualty reinsurance	(0.1)	(2.9)	(3.4)	(1.1)	(0.2)	—	—	(7.7)
Professional liability reinsurance	(0.3)	(2.8)	(3.5)	(0.8)	(0.1)	—	—	(7.5)
Specialty reinsurance	—	—	(0.5)	0.6	—	—	—	0.1
Facultative reinsurance	—	(3.7)	0.9	—	—	—	—	(2.8)

	$(0.4)	$(9.1)	$(6.1)	$1.4	$(0.3)	$(4.6)	$(2.2)	$(21.3)

     The loss and loss expense ratio for the six months ended June 30, 2010 was 53.4%, compared to 51.3% for the six months ended June 30, 2009. Net favorable reserve development recognized during the six months ended June 30, 2010 reduced the loss and loss expense ratio by 13.3 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 66.7%. In comparison, net favorable reserve development recognized in the six months ended June 30, 2009 reduced the loss and loss expense ratio by 9.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 61.1%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $20.0 million noted above, which contributed 8.1 percentage points to the current loss year’s loss and loss expense ratio.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the six months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,149.8	$1,072.1
Incurred related to:
Current period non-catastrophe	148.9	133.2
Current period property catastrophe	15.0	—
Prior period non-catastrophe	(31.3)	(20.9)
Prior period property catastrophe	(1.4)	(0.4)

Total incurred	$131.2	$111.9
Paid related to:
Current period non-catastrophe	2.5	0.8
Current period property catastrophe	0.4	—
Prior period non-catastrophe	76.0	67.4
Prior period property catastrophe	2.6	11.9

Total paid	$81.5	$80.1
Net reserve for losses and loss expenses, June 30	1,199.5	1,103.9
Losses and loss expenses recoverable	(0.3)	2.9

Reserve for losses and loss expenses, June 30	$1,199.2	$1,106.8

     Acquisition costs. Acquisition costs increased by $2.5 million, or 5.8%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily as a result of higher net premiums earned. The acquisition cost ratio was 18.7% for the six months ended June 30, 2010, compared to 19.9% for the six months ended June 30, 2009. The decrease in the acquisition cost ratio is due to more business written on an excess-of-loss basis, which typically carries a lower acquisition cost ratio than quota share business.
     General and administrative expenses. General and administrative expenses increased $6.6 million, or 29.1%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs included stock-based compensation. The 1.5 percentage point increase in the general and administrative expense ratio from 10.4% for the six months ended June 30, 2009 to 11.9% for the six months ended June 30, 2010 was due to higher general and administrative expenses partially offset by higher net premiums earned.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses by segment as of June 30, 2010 and December 31, 2009 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	($ in millions)
Case reserves	$317.0	$268.1	$561.4	$570.4	$323.8	$313.5	$1,202.2	$1,152.0
IBNR	1,066.7	985.6	1,776.1	1,786.0	875.4	838.2	3,718.2	3,609.8

Reserve for losses and loss expenses	1,383.7	1,253.7	2,337.5	2,356.4	1,199.2	1,151.7	4,920.4	4,761.8
Reinsurance recoverables	(378.0)	(351.8)	(554.7)	(566.3)	0.3	(1.9)	(932.4)	(920.0)

Net reserve for losses and loss expenses	$1,005.7	$901.9	$1,782.8	$1,790.1	$1,199.5	$1,149.8	$3,998.0	$3,841.8

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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2010:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
		($ in millions)
U.S. insurance	$1,383.7	$1,151.2	$1,492.8
International insurance	2,337.5	1,759.5	2,683.1
Reinsurance	1,199.2	905.5	1,447.1

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(2)
	Carried	Low	High
	Reserves	Estimate	Estimate
		($ in millions)
U.S. insurance	$1,005.7	$809.6	$1,070.6
International insurance	1,782.8	1,334.8	2,049.5
Reinsurance	1,199.5	904.9	1,445.3

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,080.8 million and the consolidated high estimate is $5,358.4 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,271.3 million and the consolidated high estimate is $4,343.3 million.
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
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of June 30, 2010 and December 31, 2009:

	Reinsurance Recoverable
	As of	As of
	June 30,	December 31 ,
	2010	2009
	($ in millions)
Ceded case reserves	$247.6	$266.5
Ceded IBNR reserves	684.8	653.5

Reinsurance recoverable	$932.4	$920.0

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 96% of ceded reserves as of June 30, 2010 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of June 30, 2010, our shareholders’ equity was $3.5 billion, a 7.9% increase compared to $3.2 billion as of December 31, 2009. The increase was primarily the result of net income for the six months ended June 30, 2010 of $317.7 million driven primarily by strong investment returns.
     Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal, interest and/or dividend payments on its senior notes and common shares.
     In May 2010, the board of directors of Holdings authorized the company to repurchase up to $500 million of Holdings’ common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. At any time, the repurchase program may be modified, extended or terminated by the board of directors. As part of the share repurchase program, we entered into a 10b5-1 repurchase plan that enables us to complete share repurchases during trading blackout periods. During the three months ended June 30, 2010, we repurchased, through open-market purchases, 1,081,041 shares at a total cost of $49.1 million, for an average price of $45.41 per share. We have classified these repurchased shares as “Treasury shares, at cost” on the consolidated balance sheets.
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
     Holdings’ insurance and reinsurance subsidiary in Bermuda, Allied World Assurance Company, Ltd, is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company.

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
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least “A-” under the Unsecured Facility and of at least “B++” under the Secured Facility. As of June 30, 2010, we had a consolidated indebtedness to total capitalization of 0.14 to 1.0 and all of our insurance and reinsurance subsidiaries had a financial strength rating from A.M. Best of “A”. The Unsecured Facility required a minimum net worth as of June 30, 2010 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $3.3 billion as of June 30, 2010. Based on the results of these financial calculations, we were in compliance with all covenants under the Facility as of June 30, 2010.
     There are a total of 13 lenders that make up the Facility syndication and that have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million. The one lender in the Facility with a $20.0 million commitment has declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. This lender did not meet its commitment under the Facility. In July 2010, we replaced this bankrupt lender with another lender for the full $20.0 million commitment under the Facility.
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
     The following shows our trust accounts on deposit, as well as outstanding and remaining letters of credit facilities and the collateral committed to support the letters of credit facilities as of June 30, 2010 and December 31, 2009:

	As of	As of
	June 30,	December 31,
	2010	2009
	($ in millions)
Total trust accounts on deposit	$1,385.8	$1,025.5

Total letters of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit facilities	1,700.0	1,700.0

Total letters of credit facilities outstanding:
Citibank Europe plc	765.2	794.6
Credit Facility	206.5	376.7

Total letters of credit facilities outstanding	971.7	1,171.3

Total letters of credit facilities remaining:
Citibank Europe plc	134.8	105.4
Credit Facility(1)	593.5	423.3

Total letters of credit facilities remaining	728.3	528.7

Collateral committed to support the letter of credit facilities	$1,223.2	$1,208.3

(1)	Net of any borrowing or repayments under the Unsecured Facility.
     As of June 30, 2010, we had a combined unused letters of credit capacity of $728.3 million from the Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.
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
     Cash flows from operations for the six months ended June 30, 2010 were $305.6 million compared to $402.4 million for the six months ended June 30, 2009. The decrease in cash flows from operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase in insurance balances receivable primarily related to a funds held balance of $73.9 million for a property catastrophe reinsurance treaty entered into in the first half of 2010. The funds held balance can be used by the cedent to pay claims, if any. Any balance remaining after the expiry of the reinsurance treaty is returned to us. Also contributing to the decrease in cash flow from operations was higher net losses paid and higher payouts on year-end incentive compensation.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to an increase in restricted cash. We had cash flows used in investing activities of $87.7 million for the six months ended June 30, 2010 compared to $147.0 million for the six months ended June 30, 2009. The decrease in cash flows used in investing activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to the lower cash flows from operations, which are reinvested into investment securities.

     Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt and the payment of dividends or the repayment of debt. Cash flows used in financing activities were $65.6 million for six months ended June 30, 2010 compared to $436.4 million for the six months ended June 30, 2009. The decrease in cash flows used in financing activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to the repayment of our syndicated loan in 2009 partially offset by the share repurchase program, which began during the six months ended June 30, 2010.
     On August 5, 2010, our board of directors declared a quarterly dividend of $0.20 per share, or approximately $9.9 million in aggregate, payable on September 9, 2010 to the shareholders of record as of August 24, 2010.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2010 and December 31, 2009, 96.3% and 97.6%, respectively, of our fixed income portfolio consisted of investment grade securities. As of June 30, 2010 and December 31, 2009, net accumulated unrealized gains on our available for sale fixed maturity investments were $138.2 million and $149.8 million, respectively. The reduction in the unrealized gains is primarily due to selling certain available for sale securities during the six months ended June 30, 2010 and reinvesting the proceeds in fixed maturity investments where mark-to-market changes are reflected in the consolidated income statement. We expect this trend to continue for the remainder of 2010. The maturity distribution of our fixed income portfolio (on a fair value basis) as of June 30, 2010 and December 31, 2009 was as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	($ in millions)
Due in one year or less	$399.5	$156.3
Due after one year through five years	3,676.0	3,221.7
Due after five years through ten years	611.3	1,166.9
Due after ten years	110.9	172.4
Mortgage-backed	1,564.1	1,721.3
Asset-backed	669.9	532.8

Total	$7,031.8	$6,971.4

     We have investments in various hedge funds, the market value of which was $319.6 million as of June 30, 2010. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund. See Note 4(d) to our unaudited condensed consolidated financial statements for additional details on our hedge fund investments.
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
Financial Strength Ratings
     Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. The rating agencies consider a number of quantitative and qualitative factors in determining an insurance company’s financial strength ratings. Quantitative considerations of an insurance company include the evaluation of financial statements, historical operating results and, through the use of proprietary capital models, the measure of investment and insurance risks relative to capital. Among the qualitative considerations are management strength, business profile, market conditions and established risk management practices used, among other things, to manage risk exposures and limit capital volatility. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedent and might affect our ability to write business.

     The following were the financial strength ratings of all of our insurance and reinsurance subsidiaries as of July 30, 2010, except as noted below:

A.M. Best	A/stable
Moody’s*	A2/stable
Standard & Poor’s**	A-/positive

*	Moody’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Allied World Reinsurance Company only. Moody’s revised its outlook from negative to stable on June 30, 2009.

**	Standard & Poor’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited only. Standard & Poor’s revised its outlook from stable to positive on June 24, 2010.
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
Off-Balance Sheet Arrangements
     As of June 30, 2010, we did not have any off-balance sheet arrangements.
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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical June 30, 2010 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,828.1	$7,742.9	$7,666.0	$7,575.7	$7,478.8	$7,382.0	$7,187.6
Market value change from base	252.4	167.2	90.3	0.0	(96.9)	(193.7)	(388.1)
Change in unrealized appreciation/(depreciation)	3.3%	2.2%	1.1%	0.0%	(1.3)%	(2.5)%	(5.1)%
     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical June 30, 2010 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,738.3	$5,596.5	$5,525.7	$5,454.8	$5,383.9	$5,313.1	$5,171.3
Market value change from base	283.5	141.7	70.9	0.0	(70.9)	(141.7)	(283.5)
Change in unrealized appreciation/(depreciation)	5.2%	2.6%	1.3%	0.0%	(1.3)%	(2.6)%	(5.2)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of June 30, 2010 we held assets totaling $7.0 billion of fixed income securities. Of those assets, approximately 3.7% were rated below investment grade (Ba1/BB+ or lower) with the remaining 96.3% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA by S&P.
     As of June 30, 2010 we held $2,392.0 million, or 30.0%, of our total investments and cash and cash equivalents in corporate bonds, $1,038.2 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standards & Poor’s.
     As of June 30, 2010, we held $1,564.1 million, or 19.7%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 12.1%, 5.1% and 2.5%, respectively, of our total investments and cash and cash equivalents. In addition, 99.8% of our commercial mortgage-backed securities and 64.5% of our core non-agency residential mortgage-backed securities, of $183.2 million, were rated “AAA” by Standard & Poor’s and Fitch as of June 30, 2010. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.
     Additionally as of June 30, 2010, we held $223.3 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,564.1 million referenced in the preceding paragraph. As of June 30, 2010, 89.6% of those assets were rated below investment grade, and the average credit rating of this below investment grade portfolio was CCC+ by S&P.
     As of June 30, 2010, we held investments in hedge funds with a fair value of $319.6 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
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
     As of June 30, 2010 and 2009, 2.2% and 1.9%, respectively, of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written during the six months ended June 30, 2010 and 2009, approximately 12% and 11% was written in currencies other than the U.S. dollar, respectively. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in approximately 90 days from purchase.
     Our foreign exchange loss/gain for the six months ended June 30, 2010 and 2009 and the year ended December 31, 2009 are set forth in the chart below.

	Six Months		Year
	Ended		Ended
	June 30,		December 31
	2010	2009	2009
	($ in millions)
Realized exchange (loss) gain	$(4.8)	$(3.7)	$5.9
Unrealized exchange gain (loss)	3.2	4.1	(6.6)

Foreign exchange (loss) gain	$(1.6)	$0.4	$(0.7)

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes our repurchases of our common shares during the three months ended June 30, 2010:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	(or Approximate Dollar
			Part of Publicly	Value) of Shares that May
	Total Number of Shares	Average Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share	Programs[1]	the Plans or Programs
April 1 – 30, 2010	—	$—	—	$—
May 1 – 31, 2010	666,700	44.75	666,700	470,167,936
June 1 – 30, 2010	414,341	46.48	414,341	450,910,510

Total	1,081,041	$45.41	1,081,041	$450,910,510

(1)	On May 6, 2010, our board of directors authorized us to repurchase up to $500 million of our common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Other Information.
     None.
Item 5. Exhibits.

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: August 6, 2010	By:	/s/ Scott A. Carmilani

	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: August 6, 2010	By: Name:	/s/ Joan H. Dillard Joan H. Dillard
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.