Form 10-Q
period 2010-09-30
ALLIED WORLD ASSURANCE CO HOLDINGS LTD
filed 2010-11-05
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding common shares, par value $0.03 per share, of Allied World Assurance Company Holdings, Ltd as of November 1, 2010 was 42,249,912.

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Other Information
Item 5. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2010 and December 31, 2009
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2010	2009
ASSETS
Fixed maturity investments available for sale, at fair value (amortized cost: 2010: $1,445,143; 2009: $4,260,844)	$1,570,144	$4,427,072
Fixed maturity investments trading, at fair value	5,231,358	2,544,322
Other invested assets trading, at fair value	450,015	184,869

Total investments	7,251,517	7,156,263
Cash and cash equivalents	461,286	292,188
Restricted cash	370,158	87,563
Insurance balances receivable	466,887	395,621
Prepaid reinsurance	187,292	186,610
Reinsurance recoverable	939,956	919,991
Accrued investment income	43,286	53,046
Net deferred acquisition costs	102,300	87,821
Goodwill	268,376	268,376
Intangible assets	57,684	60,359
Balances receivable on sale of investments	279,379	55,854
Net deferred tax assets	9,633	21,895
Other assets	58,086	67,566

Total assets	$10,495,840	$9,653,153

LIABILITIES
Reserve for losses and loss expenses	$4,889,825	$4,761,772
Unearned premiums	1,017,814	928,619
Reinsurance balances payable	97,147	102,837
Balances due on purchases of investments	586,519	55,670
Senior notes	499,017	498,919
Accounts payable and accrued liabilities	64,204	92,041

Total liabilities	$7,154,526	$6,439,858

SHAREHOLDERS’ EQUITY
Common shares, par value $0.03 per share (2010: 50,793,902; 2009: 49,734,487 shares issued and 2010: 42,394,576; 2009: 49,734,487 shares outstanding)	$1,524	$1,492
Additional paid-in capital	1,355,685	1,359,934
Treasury shares, at cost (2010: 8,399,326; 2009: nil)	(415,009)	—
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	111,760	149,849
Retained earnings	2,287,354	1,702,020

Total shareholders’ equity	$3,341,314	$3,213,295

Total liabilities and shareholders’ equity	$10,495,840	$9,653,153

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and nine months ended September 30, 2010 and 2009
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Gross premiums written	$378,445	$401,837	$1,376,455	$1,374,216
Premiums ceded	(76,276)	(80,881)	(271,199)	(286,785)

Net premiums written	302,169	320,956	1,105,256	1,087,431
Change in unearned premiums	37,327	7,815	(88,512)	(101,020)

Net premiums earned	339,496	328,771	1,016,744	986,411
Net investment income	59,479	73,032	193,975	227,423
Net realized investment gains	116,930	46,861	289,350	88,556
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	(9,861)	(168)	(68,049)
Portion of loss recognized in other comprehensive income, before taxes	—	7,908	—	18,659

Net impairment charges recognized in earnings	—	(1,953)	(168)	(49,390)
Other income	—	298	913	1,133

	515,905	447,009	1,500,814	1,254,133

EXPENSES:
Net losses and loss expenses	126,988	136,441	547,864	462,657
Acquisition costs	41,919	36,630	120,641	110,721
General and administrative expenses	69,871	57,521	201,423	176,380
Amortization and impairment of intangible assets	892	1,065	2,675	3,195
Interest expense	9,533	9,523	28,592	29,492
Foreign exchange (gain) loss	(1,387)	(273)	248	(660)

	247,816	240,907	901,443	781,785

Income before income taxes	268,089	206,102	599,371	472,348
Income tax expense	13,569	5,548	27,152	26,716

NET INCOME	254,520	200,554	572,219	445,632

Other comprehensive income:
Unrealized gains on investments arising during the period net of applicable deferred income tax (expense) recovery for the three months ended September 30, 2010: $(2,449); 2009: $9,771; and nine months ended September 30, 2010: $(3,138); 2009: $9,330	47,954	160,823	149,276	236,973
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	(7,908)	—	(18,659)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(32,550)	(16,542)	(145,476)	(2,055)

Other comprehensive income	15,404	136,373	3,800	216,259

COMPREHENSIVE INCOME	$269,924	$336,927	$576,019	$661,891

PER SHARE DATA
Basic earnings per share	$5.59	$4.05	$11.78	$9.01
Diluted earnings per share	$5.21	$3.83	$11.03	$8.62
Weighted average common shares outstanding	45,544,060	49,574,266	48,580,541	49,449,809
Weighted average common shares and common share equivalents outstanding	48,839,991	52,345,913	51,887,390	51,676,006
Dividends declared per share	$0.20	$0.18	$0.60	$0.54
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2010 and 2009
(Expressed in thousands of United States dollars)

				Accumulated
		Additional		Other
		Paid-in	Treasury	Comprehensive	Retained
	Share Capital	Capital	Shares	Income	Earnings	Total
December 31, 2009	$1,492	$1,359,934	$—	$149,849	$1,702,020	$3,213,295
Cumulative effect adjustment upon adoption of ASU 2010-11, net of deferred taxes[1]	—	—		(41,889)	41,889	—
Net income	—	—	—	—	572,219	572,219
Dividends	—	—	—	—	(28,774)	(28,774)
Other comprehensive income:
Net unrealized gains, net of deferred income tax	—	—	—	3,800	—	3,800
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	—	—	—	—

Total other comprehensive income	—	—	—	3,800	—	3,800
Stock compensation	32	28,570	—	—	—	28,602
Share repurchases	—	—	(415,009)	—	—	(415,009)
Repurchase of founder warrants	—	(32,819)	—	—	—	(32,819)

September 30, 2010	$1,524	$1,355,685	$(415,009)	$111,760	$2,287,354	$3,341,314

[1]	Cumulative effect adjustment reflects adoption of ASU 2010-11 as of July 1, 2010.

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
December 31, 2008	$1,471	$1,314,785	$105,632	$994,974	$2,416,862
Cumulative effect adjustment upon adoption of ASC 320-10-65[2], net of deferred taxes	—	—	(136,848)	136,848	—
Net income	—	—	—	445,632	445,632
Dividends	—	—	—	(26,752)	(26,752)
Other comprehensive income:
Unrealized gains	—	—	234,918	—	234,918
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	(18,659)	—	(18,659)

Total other comprehensive income	—	—	216,259	—	216,259
Stock compensation	17	26,876	—	—	26,893

September 30, 2009	$1,488	$1,341,661	$185,043	$1,550,702	$3,078,894

[2]	Cumulative effect adjustment reflects adoption of ASC 320-10-65 as of April 1, 2009.
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2010 and 2009
(Expressed in thousands of United States dollars)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$572,219	$445,632
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(145,700)	(52,806)
Mark to market adjustments	(143,650)	(35,750)
Net impairment charges recognized in earnings	168	49,390
Stock compensation expense	25,177	25,078
Insurance balances receivable	(71,266)	(59,676)
Prepaid reinsurance	(682)	(5,554)
Reinsurance recoverable	(19,965)	(25,650)
Accrued investment income	9,760	(5,648)
Net deferred acquisition costs	(14,479)	(16,795)
Net deferred tax assets	15,401	(7,862)
Other assets	10,797	(8,353)
Reserve for losses and loss expenses	128,053	172,774
Unearned premiums	89,195	106,575
Reinsurance balances payable	(5,690)	4,186
Accounts payable and accrued liabilities	(27,837)	(18,663)
Other items, net	(2,310)	321

Net cash provided by operating activities	419,191	567,199

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	(138,918)	(6,026,003)
Purchases of fixed maturity investments — trading	(8,739,173)	(2,601,489)
Purchases of other invested assets	(261,178)	(151,315)
Sales of fixed maturity investments — available for sale	2,057,431	6,704,668
Sales of fixed maturity investments — trading	7,583,380	1,287,022
Sales of other invested assets	8,579	135,112
Changes in securities lending collateral received	—	171,026
Purchases of fixed assets	(7,809)	(4,077)
Change in restricted cash	(282,595)	33,928

Net cash from (used in) investing activities	219,717	(451,128)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(28,774)	(26,752)
Proceeds from the exercise of stock options	7,053	4,225
Share repurchase	(415,009)	—
Repurchase of founder warrants	(32,819)
Repayment of syndicated loan	—	(243,750)
Changes in securities lending collateral	—	(177,010)

Net cash used in financing activities	(469,549)	(443,287)

Effect of exchange rate changes on foreign currency cash	(261)	831
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169,098	(326,385)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	292,188	655,828

CASH AND CASH EQUIVALENTS, END OF YEAR	$461,286	$329,443

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$12,820	$41,364
— Cash paid for interest expense	37,500	39,115
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     In March 2010, the FASB issued ASU 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, specifically one that is related only to the subordination of one financial instrument to another. As permitted under the transitional provisions of ASU 2010-11, effective July 1, 2010 the Company has elected the fair value option for any investment in a beneficial interest in a securitized asset. As a result, the Company elected the fair value option for all of its mortgage-backed and asset-backed securities held as of June 30, 2010. On July 1, 2010, the Company reclassified net unrealized gains of $41,889 from “accumulated other comprehensive income” to “retained earnings”. As a result of the fair value election, any changes in fair value of the mortgage-backed and asset-backed securities will be recognized in “net realized investment gains (losses)” on the consolidated income statement. On July 1, 2010, these investments, which totaled $968,825, were classified as “fixed maturity investments trading, at fair value” on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”).
     In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 enhances disclosures about credit quality of financing receivables and the allowance of credit losses by requiring additional information regarding the Company’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The balance sheet related disclosures for ASU 2010-20 are effective for the year ended December 31, 2010 and the income statement related disclosures are effective for quarter ended March 31, 2011. The Company is currently assessing the provisions of ASU 2010-20 and its potential impact on future disclosures.
     In October 2010, the FASB issued ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 clarifies what costs associated with acquiring or renewing insurance contracts can be deferred and amortized over the coverage period. Under the revised guidance of ASU 2010-26, incremental direct costs that result directly from and are essential to the insurance contract and would not have been incurred had the insurance contract not been written are costs that may be capitalized, including costs relating to activities specifically performed by the Company such as underwriting, policy issuance and processing. ASU 2010-26 will be effective January 1, 2012 and early adoption is permitted. The Company is currently evaluating the provisions of ASU 2010-26 and its potential impact on future financial statements.
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, unrealized losses, other-than-temporary-impairment charges (“OTTI”) recorded through other comprehensive income (“OCI”) and fair value of the Company’s available for sale investments by category as of September 30, 2010 and December 31, 2009 are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	OTTI OCI	Fair Value
September 30, 2010
U.S. Government and Government agencies	$149,915	$11,317	$—	$—	$161,232
Non-U.S. Government and Government agencies	137,556	12,623	(1,406)	—	148,773
States, municipalities and political subdivisions	118,985	14,797	—	—	133,782
Corporate debt:
Financial institutions	283,055	18,454	(586)	—	300,923
Industrials	601,460	52,228	—	—	653,688
Utilities	154,172	17,574	—	—	171,746

Total fixed maturity investments, available for sale	$1,445,143	$126,993	$(1,992)	$—	$1,570,144

December 31, 2009
U.S. Government and Government agencies	$689,858	$34,831	$(1,389)	$—	$723,300
Non-U.S. Government and Government agencies	271,528	13,752	(1,590)	—	283,690
States, municipalities and political subdivisions	210,315	17,429	(336)	—	227,408
Corporate debt:
Financial institutions	684,386	27,695	(1,751)	—	710,330
Industrials	879,905	46,489	(184)	—	926,210
Utilities	143,773	10,479	—	—	154,252
Residential mortgage-backed:
Non-agency residential	172,000	4,206	(11,517)	(1,856)	162,833
Agency residential	708,652	28,882	(1,095)	—	736,439
Commercial mortgage-backed	406,236	6,482	(7,915)	—	404,803
Asset-backed	94,191	3,762	(146)	—	97,807

Total fixed maturity investments, available for sale	$4,260,844	$194,007	$(25,923)	$(1,856)	$4,427,072

b) Trading Securities
     Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
U.S. Government and Government agencies	$1,045,755	$655,266
Non-U.S. Government and Government agencies	239,489	227,310
States, municipalities and political subdivisions	106,566	15,810
Corporate debt
Financial institutions	943,042	590,130
Industrials	393,189	191,729
Utilities	77,406	11,934
Residential mortgage-backed
Non-agency residential	424,124	259,055
Agency residential	1,112,192	139,858
Commercial mortgage-backed	213,282	18,266
Asset-backed	676,313	434,964

Total fixed maturity investments, trading	5,231,358	2,544,322
Hedge funds	328,275	184,725
Equity securities	121,740	144

Total	$5,681,373	$2,729,191

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
c) Contractual Maturity Dates
     The contractual maturity dates of available for sale fixed maturity investments as of September 30, 2010 are as follows:

	Amortized Cost	Fair Value
Due within one year	$141,803	$144,347
Due after one year through five years	1,079,748	1,171,869
Due after five years through ten years	165,654	183,880
Due after ten years	57,938	70,048

	$1,445,143	$1,570,144

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
d) Other Invested Assets
     As of September 30, 2010, the Company held sixteen hedge fund and private equity investments with a total fair value of $328,275, which comprised 4.1% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

			Long	Short
Hedge Fund	Fair Value as of	Unfunded	Exposure(1)	Exposure(2)	Gross	Net
Type	September 30, 2010	Commitments	(% of funded)	(% of funded)	Exposure(3)	Exposure(4)
Secondary private equity funds	$20,470	$41,546	100%	0%	100%	100%
Distressed	70,309	38,192	66%	9%	75%	57%
Equity long/short	78,330	—	75%	44%	119%	31%
Multi-strategy	108,029	—	129%	64%	193%	65%
Event driven	51,137	—	114%	66%	180%	48%

Total	$328,275	$79,738

(1)	Long exposure represents the ratio of the fund’s long investments in securities to the fund’s equity capital (over 100% may denote explicit borrowing).

(2)	Short exposure represents the ratio of the securities sold short to the fund’s equity capital.

(3)	Gross exposure is the addition of the long and short exposures (over 100% may denote explicit borrowing).

(4)	Net exposure is the subtraction of the short exposure from the long exposure.
•	Secondary private equity funds: These funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. The Company has invested in two secondary private equity funds to purchase those primary limited partnership interests. The fair values of the investments in this class have been estimated using the net asset value per share of the investments. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund. The remaining restriction period for these funds ranges from seven to eight years.
•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five distressed funds, three of which (representing approximately 34% of the value of the funds in this class) are not

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from nine months to seven years. Funds representing approximately 42% of the value of the funds in this class are currently eligible for quarterly redemption with a 65-day notification period, subject to redemption limitations. Funds representing approximately 24% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to January 2012.
•	Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in three equity long/short funds, one of which (representing approximately 36% of the value of the funds in this class) is not currently eligible for redemption due to an imposed lock-up period with a remaining period of three months, at which time the funds will be eligible for quarterly redemption with a 60-day notification period. The remaining two funds, representing approximately 64% of the value of the funds in this class, are currently eligible for quarterly redemption, one with a 30-day notification period or monthly redemption with a 30-day notification period and redemption fee and one with a 60-day notification period.
•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four multi-strategy funds. Funds representing approximately 24% of the value of the funds in this class currently are not eligible for redemption due to imposed lock-up periods with remaining periods of approximately five months. Funds representing approximately 29% of the value of the funds in this class are currently eligible for quarterly redemption with a 60-day notification period. Funds representing approximately 23% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to December 2010. Funds representing approximately 24% of the value of the funds in this class are currently eligible for redemption of one third of the net asset value. The remaining portion of the net asset value is not currently eligible for redemption due to a three year lock-up period.
•	Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs and capital structure arbitrage. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two event driven funds. Approximately 50% of the value of the funds is not currently eligible for redemption due to an imposed two year lock-up period. The remaining 50% of the value of the funds in this class is currently eligible for quarterly redemption, but is subject to redemption fees and limitations.
     Three of the Company’s hedge funds, one multi-strategy fund and two event driven funds, had long exposure greater than 100% of the funds’ net asset value (indicating explicit leverage) of 268%, 125% and 103%, respectively, as of September 30, 2010.
     In addition to the sixteen hedge funds outlined above, the Company has committed $50,000 and $25,000 for two new investments, respectively.
e) Net Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturities and other investments	$55,165	$74,857	$193,815	$230,438
Other invested assets	6,438	—	7,684	1,487
Cash and cash equivalents	183	287	346	1,474
Expenses	(2,307)	(2,112)	(7,870)	(5,976)

Net investment income	$59,479	$73,032	$193,975	$227,423

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
f) Components of Realized Gains and Losses
     Components of realized gains for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross realized gains on sale of securities	$33,222	$19,438	$163,461	$113,710
Gross realized losses on sale of securities	(2,533)	(943)	(15,663)	(60,904)
Treasury yield hedge	—	—	(3,958)	—
Mark-to-market changes: debt securities trading	73,563	7,203	134,040	15,015
Mark-to-market changes: hedge funds and equity securities	10,818	21,163	9,610	20,735
Gain on sale of Program Administrator	1,860	—	1,860	—

Net realized investment gains	$116,930	$46,861	$289,350	$88,556

Proceeds from sale of available for sale securities	$208,473	$1,616,967	$2,054,547	$6,982,261
Proceeds from sale of trading securities	$2,517,784	$1,249,780	$7,815,137	$1,317,185
     The Company recognized a realized loss of $3,958 related to a U.S. treasury yield hedge transaction that was purchased in May 2010 and terminated in June 2010. In July 2010, the Company sold its program administrator and wholesale brokerage operations for $2,395 in cash and recognized a gain on the sale of $1,860.
g) Pledged Assets
     As of September 30, 2010 and December 31, 2009, $407,052 and $323,681, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $1,215,207 and $701,843 as of September 30, 2010 and December 31, 2009, respectively, and are included in fixed maturity investments.
     The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is up to $1,300,000 as of September 30, 2010 and December 31, 2009. See Note 8 “Debt and Financing Arrangements” for details on the facilities.
     The following table shows the Company’s trust accounts on deposit, as well as outstanding and remaining letters of credit facilities, and the collateral committed to support the letters of credit facilities as of September 30, 2010 and December 31, 2009:

	As of	As of
	September 30,	December 31,
	2010	2009
Total trust accounts on deposit	$1,622,259	$1,025,524
Total letters of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letters of credit facilities	1,700,000	1,700,000

Total letters of credit facilities outstanding:
Citibank Europe plc	786,347	794,609
Credit Facility	197,446	376,658

Total letters of credit facilities outstanding	983,793	1,171,267

Total letters of credit facilities remaining:
Citibank Europe plc	113,653	105,391
Credit Facility	602,554	423,342

Total letters of credit facilities remaining	716,207	528,733

Collateral committed to support the letter of credit facilities	$1,217,792	$1,208,359

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair values of the combined total cash and cash equivalents and investments held under trust were $2,840,051 and $2,233,883 as of September 30, 2010 and December 31, 2009, respectively. Of the total letters of credit facilities outstanding as of September 30, 2010 and December 31, 2009, $7,295 and $263,297 was used to meet security requirements for inter-company transactions and the remaining letters of credit facilities outstanding of $976,498 and $907,970 was used for third-party ceding companies, respectively. Trust accounts were substituted for inter-company letters of credit during 2010.
h) Analysis of Unrealized Losses
     The Company’s primary investment objective is the preservation of capital. Although the Company has been successful in meeting this objective, shifts in interest rates and credit spreads affecting valuation can temporarily place some investments in an unrealized loss position.
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Gross Fair	Unrealized		Gross Fair	Unrealized
	Value	Loss	OTTI OCI	Value	Loss	OTTI OCI
Less than 12 months
U.S. Government and Government agencies	$—	$—	$—	$112,349	$(1,367)	$—
Non-U.S. Government and Government agencies	43,038	(794)		40,450	(1,079)	—
States, municipalities and political subdivisions	—	—	—	7,637	(336)	—
Corporate debt
Financial institutions	16,164	(586)	—	45,697	(560)	—
Industrials	—	—	—	18,409	(184)	—
Residential mortgage-backed
Non-agency residential	—	—	—	82,544	(8,797)	(1,527)
Agency residential	—	—	—	70,525	(1,057)	—
Commercial mortgage-backed	—	—	—	56,396	(511)	—
Asset-backed	—	—	—	8,516	(120)	—

	$59,202	$(1,380)	$—	$442,523	$(14,011)	$(1,527)

More than 12 months
U.S. Government and Government agencies	$—	$—	$—	$271	$(22)	$—
Non-U.S. Government and Government agencies	2,802	$(612)	$—	3,700	(511)	—
Corporate debt
Financial institutions	—	—	—	23,462	(1,191)	—
Residential mortgage-backed
Non-agency residential	—	—	—	27,265	(2,720)	(329)
Agency residential	—	—	—	214	(38)	—
Commercial mortgage-backed	—	—	—	149,074	(7,404)	—
Asset-backed	—	—	—	419	(26)	—

	$2,802	$(612)	$—	$204,405	$(11,912)	$(329)

	$62,004	$(1,992)	$—	$646,928	$(25,923)	$(1,856)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     As of September 30, 2010 and December 31, 2009, there were approximately 4 and 159 securities, respectively, in an unrealized loss position. The gross unrealized loss of $1,992 as of September 30, 2010 was primarily the result of widening credit spreads related to increases in market risk premium and reduced market liquidity since the acquisition of these securities. The decrease in the gross unrealized loss from December 31, 2009 to September 30, 2010 is primarily due to selling available for sale debt securities and reinvesting proceeds in trading debt securities thereby reducing unrealized gains/losses recognized in accumulated other comprehensive income.
i) Other-than-temporary impairment charges
     Following the Company’s review of the securities in the investment portfolio during the three and nine months ended September 30, 2010, none and one mortgage-backed security, respectively, was considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $168 of OTTI during the nine months ended September 30, 2010 was recognized through earnings due to credit related losses.
     For the mortgage-backed security for which OTTI was recognized due to credit loss during the nine months ended September 30, 2010, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed security. The frequency of losses was measured as the credit default rate, which includes such factors such as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage backed security. For the security in which the Company recognized an OTTI due to credit loss, the credit default rate was 10.3% and the severity rate was 49.0%.
     Following the Company’s review of the securities in the investment portfolio, 8 securities (7 mortgage-backed securities and 1 corporate bond) were considered to be other-than-temporarily impaired for the three months ended September 30, 2009 due to the present value of the expected cash flows being lower than the amortized cost. Of the $9,861 recognized as OTTI, $1,953 was recognized through earnings in the consolidated income statement due to credit related losses and $7,908 was recognized in “accumulated other comprehensive income” in the consolidated balance sheets.
     For the nine months ended September 30, 2009, 15 securities (13 mortgage-backed securities and 2 corporate bonds) were considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost as determined by the Company’s review of the securities in the investment portfolio. Of the $68,049 recognized as OTTI, $49,390 was recognized through earnings in the consolidated income statement due to credit related losses and $18,659 was recognized in “accumulated other comprehensive income” in the consolidated balance sheets.
     The following table shows the range of the credit default rates and severity rates for the mortgage-backed securities for which an OTTI was recognized through earnings during the nine months ended September 30, 2009 as well as the weighted average rates.

Significant Input	Range of Inputs	Weighted Average of Input

Credit default rate	0.6% - 11.0%	6.1%

Severity rate	30.1% - 100.0%	37.2%
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements for the three and nine months ended September 30, 2010 and 2009:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Beginning balance of credit losses	$1,264	$12,614	$1,096	$7,140
Additions for credit loss for which OTTI was not previously recognized	—	1,135	168	4,302
Reductions for securities sold during the period (realized)	—	(1,826)	—	(1,826)
Reductions for OTTI previously recognized due to intent to sell	—	—	—	—
Additions resulting from the increase in credit losses	—	818	—	3,125
Reductions resulting from the improvement in expected cash flows	—	(2,230)	—	(2,230)
Adoption of ASU 2010-11	(1,264)	—	(1,264)	—

Ending balance of credit losses	$—	$10,511	$—	$10,511

5. DERIVATIVE INSTRUMENTS
     The Company uses currency forward contracts and swaps to manage currency exposure, which are the only derivative instruments used for risk management purposes. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts and swaps to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts and swaps are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange loss” in the unaudited condensed consolidated statements of operations and comprehensive income. The fair value of the currency forward contracts and swaps as of September 30, 2010 was a net receivable of $3,979 and was included in “other assets” on the consolidated balance sheet. The fair value of the currency forward contracts as of December 31, 2009 was a net payable of $1,650 and was included in “accounts payable and accrued expenses” in the consolidated balance sheet.
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
     The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of September 30, 2010.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

			Fair value measurement using:
			Quoted prices
			in active		Significant
			markets for	Significant other	unobservable
	Carrying	Total fair	identical assets	observable inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government and Government agencies	$161,232	$161,232	$102,241	$58,991	$—
Non-U.S. Government and Government agencies	148,773	148,773	—	148,773	—
States, municipalities and political	133,782	133,782	—	133,782	—
Corporate debt	1,126,357	1,126,357	—	1,126,357	—

Total available for sale fixed maturity investments	1,570,144	1,570,144

Trading securities:
U.S. Government and Government agencies	$1,045,755	$1,045,755	$931,515	$114,240	$—
Non-U.S. Government and Government agencies	239,489	239,489	—	239,489	—
States, municipalities and political subdivisions	106,566	106,566	—	106,566	—
Corporate debt	1,413,637	1,413,637	—	1,413,637	—
Mortgage-backed	1,749,598	1,749,598	—	1,520,361	229,237
Asset-backed	676,313	676,313	—	618,621	57,692

Total trading fixed maturity investments	5,231,358	5,231,358

Total fixed maturity investments	6,801,502	6,801,502
Hedge funds	328,275	328,275	—	—	328,275
Equity securities	121,740	121,740	121,740	—	—

Total investments	7,251,517	7,251,517

Senior notes	$499,017	$568,360	—	568,360	—
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2010.
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
     Corporate debt: Comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using spread above the London Interbank Offered Rate yield curve, and

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
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
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg, which was 113.7% of their principal amount, providing an effective yield of 4.8% as of September 30, 2010. The fair value of the senior notes is included in the Level 2 fair value hierarchy.
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Fair value measurement using significant
	unobservable inputs (Level 3):
	Hedge funds	Mortgage-backed	Asset-backed
Three Months Ended September 30, 2010
Opening balance	$319,592	$278,789	$103,555
Total realized and unrealized gains included in net income	6,093	6,448	406
Total realized and unrealized losses included in net income	(3,990)	(1,548)	(257)
Change in unrealized gains included in OCI	—	3,238	21
Change in unrealized losses included in OCI	—	(5,119)	(2)
Purchases	6,580	1,115	2,177
Sales	—	(58,998)	(1,803)
Cumulative effect adjustment related to the adoption of ASU 2010-11	—	1,796	(19)
Transfers into Level 3	—	6,773	5,294
Transfers out of Level 3	—	(3,257)	(51,680)

Ending balance	$328,275	$229,237	$57,692

Three Months Ended September 30, 2009
Opening balance	$132,560	$—	$—
Total gains included in net income:
Realized losses	(432)	—	—
Change in fair value of investments	7,052	—	—
Purchases or sales	22,660	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$161,840	$—	$—

Nine Months Ended September 30, 2010
Opening balance	$184,725	$253,979	$104,871
Total realized and unrealized gains included in net income	8,233	15,928	573
Total realized and unrealized losses included in net income	(2,932)	(41)	—
Change in unrealized gains included in OCI	—	2,755	64
Change in unrealized losses included in OCI		—	—
Purchases	138,249	122,058	53,358
Sales	—	(178,226)	(7,049)
Cumulative effect adjustment related to the adoption of ASU 2010-11	—	1,796	(19)
Transfers into Level 3	—	55,504	56,034
Transfers out of Level 3	—	(44,516)	(150,140)

Ending balance	$328,275	$229,237	$57,692

Nine Months Ended September 30, 2009
Opening balance	$48,573	$—	$—
Total gains included in net income:
Realized losses	(3,007)	—	—
Change in fair value of investments	15,014	—	—
Purchases or sales	101,260	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$161,840	$—	$—

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
     During the three and nine months ended September 30, 2010, the Company transferred $3,257 and $44,516 of mortgage-backed securities, respectively, and $51,680 and $150,140 of asset-backed securities, respectively, from Level 3 to Level 2 in the fair value hierarchy. The Company transferred those securities as they no longer utilized broker-dealer quotes and instead used other pricing sources that have significant observable inputs. The Company recognizes transfers between levels at the end of the reporting period.
7. RESERVE FOR LOSSES AND LOSS EXPENSES
     The reserve for losses and loss expenses consists of the following:

	September 30,	December 31,
	2010	2009
Outstanding loss reserves	$1,181,873	$1,152,036
Reserves for losses incurred but not reported	3,707,952	3,609,736

Reserve for losses and loss expenses	$4,889,825	$4,761,772

     The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses as of September 30, 2010 and December 31, 2009. Losses incurred and paid are reflected net of reinsurance recoveries.

	September 30,	December 31,
	2010	2009
Gross liability at beginning of period	$4,761,772	$4,576,828
Reinsurance recoverable at beginning of period	(919,991)	(888,314)

Net liability at beginning of period	3,841,781	3,688,514

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	8,864	—
Current year	778,424	852,052
Prior years	(239,424)	(247,992)

Total incurred	547,864	604,060

Net paid losses related to:
Current year	70,701	42,320
Prior years	367,851	415,901

Total paid	438,552	458,221

Foreign exchange revaluation	(1,224)	7,428
Net liability at end of period	3,949,869	3,841,781
Reinsurance recoverable at end of period	939,956	919,991

Gross liability at end of period	$4,889,825	$4,761,772

     For the nine months ended September 30, 2010, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance segment in the 2004 through 2006 loss years related to the general casualty, healthcare and professional lines of business, which represents a significant portion of the Company’s lines of business.
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
     In November 2007, the Company entered into an $800,000 five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Concurrent with this new Facility, the Company terminated the Letter of Credit Facility with Barclays Bank Plc and all outstanding letters of credit issued thereunder were transferred to the Secured Facility. The Company is in compliance with all covenants under the Facility as of September 30, 2010 and December 31, 2009.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
9. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets for the nine months ended September 30, 2010 and the year ended December 31, 2009:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2008	$268,532	$23,920	$47,490	$339,942
Additions	—	—	—	—
Amortization	—	—	(4,185)	(4,185)
Impairments	(156)	—	(6,866)	(7,022)

Net balance at December 31, 2009	268,376	23,920	36,439	328,735
Additions	—	—	—	—
Amortization	—	—	(2,675)	(2,675)

Net balance at September 30, 2010	268,376	23,920	33,764	326,060

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(7,570)	(7,570)
Impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$33,764	$325,060

     The amortization of the intangible assets with definite lives for the remainder of 2010 and for the years ended December 31, 2011, 2012, 2013, 2014 and thereafter will be $808, $2,978, $2,533, $2,533, $2,533 and $22,378, respectively. The intangible assets will be amortized over a weighted average useful life of 12.5 years.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
11. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The authorized share capital of Holdings as of September 30, 2010 and December 31, 2009 was $10,000. The issued share capital consists of the following:

	September 30,	December 31,
	2010	2009
Common shares issued and fully paid, par value $0.03 per share	50,793,902	49,734,487

Share capital at end of period	$1,524	$1,492

Nine Months Ended
September 30, 2010
Shares issued, balance at beginning of period	49,734,487
Shares issued	1,059,415

Total shares issued at end of period	50,793,902

Treasury shares issued, balance at beginning of period	—
Shares repurchased	(8,399,326)

Total treasury shares at end of period	(8,399,326)

Total shares outstanding	42,394,576

     As of September 30, 2010, there were outstanding 38,944,723 voting common shares and 3,449,853 non-voting common shares.
b) Share Warrants
     In conjunction with the private placement offering at the formation of the Company, the Company granted warrants to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. On August 13, 2010, the Company repurchased a warrant owned by The Chubb Corporation (“Chubb”) in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 of the Company’s common shares for $34.20 per share. The Company repurchased the warrant for an aggregate purchase price of $32,819. After this repurchase, Chubb has no warrants remaining and no other disclosed equity interest in the Company. The repurchase of the warrant was recognized as a reduction in “additional paid-in capital” in the consolidated balance sheets. The repurchase was executed separately from the Company’s $500,000 share repurchase program discussed in Note 11(d) below.
c) Dividends
     In February 2010, the Company declared a dividend of $0.20 per common share payable on April 1, 2010 to shareholders of record on March 16, 2010. In May 2010, the Company declared a quarterly dividend of $0.20 per common share, payable on June 10, 2010 to shareholders of record on May 25, 2010. In August 2010, the Company declared a dividend of $0.20 per common share payable on September 9, 2010 to shareholders of record on August 24, 2010. The total dividends paid amounted to $28,774.
     In February 2009, the Company declared a quarterly dividend of $0.18 per common share on April 2, 2009 payable to shareholders of record on March 17, 2009. In May 2009, the Company declared a quarterly dividend of $0.18 per common share payable on June 11, 2009 to shareholders of record on May 26, 2009. In August 2009, the Company declared a quarterly dividend of $0.18 per common share payable on September 10, 2009 to shareholders of record on August 25, 2009. The total dividends paid amounted to $26,752.
d) Share repurchase
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. At any time, the repurchase program may be modified, extended or terminated by the board of directors. As part of the share repurchase program, we entered into a rule 10b5-1 repurchase plan that enables the Company to complete share repurchases during trading blackout periods. During the three and nine months ended September 30, 2010, the Company repurchased through open market purchases 2,318,285 shares and 3,399,326 shares, at a total cost of $115,920 and $165,009, for an average price of $50.00 per share and $48.54 per share, respectively. We have classified these repurchased shares as “Treasury shares, at cost” on the consolidated balance sheets.
     On August 6, 2010, the Company repurchased 5,000,000 of its common shares for $250,000, or $50.00 per share, in a privately negotiated transaction from GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc. and founding shareholders of the Company. The shares repurchased were not cancelled and classified these repurchased shares as “Treasury shares, at cost” on the consolidated balance sheets. The repurchase was funded using available cash on hand and was executed separately from the Company’s $500,000 share repurchase program discussed above.
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

	Nine Months Ended September 30, 2010
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,314,907	$35.54
Granted	311,610	46.05
Exercised	(226,289)	31.17
Forfeited	(28,941)	42.88
Expired	(5,062)	45.72

Outstanding at end of period	1,366,225	$38.47

     Assumptions used in the option-pricing model for the options granted during the nine months ended September 30, 2010 are as follows:

	Options Granted During
	the Nine Months Ended
	September 30, 2010
Expected term of option	5.47	years
Weighted average risk-free interest rate	2.65%
Weighted average expected volatility	42.35%
Dividend yield	1.25%
Weighted average fair value on grant date	$17.34

     The Company has assumed a weighted average annual forfeiture rate of 6.37% in determining the compensation expense over the service period.
     Compensation expense of $706 and $2,256 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2010, respectively. Compensation expense of $643 and $1,950 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $37,983 and $28,699, respectively, in connection with all options granted.

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

	Nine Months Ended September 30, 2010
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	915,432	$36.51
RSUs granted	41,197	46.05
Performance-based RSUs granted	279,900	46.05
RSUs fully vested	(359,660)	36.86
RSUs forfeited	(16,263)	38.96

Outstanding RSUs at end of period	860,606	$39.87

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
     Compensation expense of $3,174 and $10,215 relating to the issuance of the RSUs, including the performance based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2010, respectively. Compensation expense of $2,101 and $6,725 relating to the issuance of the RSUs, including the performance-based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2009, respectively. The compensation expense for the RSUs is based on the fair market value of Holdings’ common shares at the time of grant. The Company has assumed a weighted average annual forfeiture rate of 4.98% in determining the compensation expense over the service period.
     As of September 30, 2010 and December 31, 2009, the Company has recorded $34,759 and $28,827, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.
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

	Nine Months Ended September 30, 2010
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	1,148,411	$42.28
Additional LTIP awards granted due to the achievement of 2007 - 2009 performance criteria	181,250	43.40
LTIP awards vested	(543,750)	43.40

Outstanding LTIP awards at end of period	785,911	$41.76

     Compensation expense of $3,843 and $12,706 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2010, respectively. Compensation expense of $4,618 and $13,902 relating to the LTIP has been recognized in “general and administrative expenses” in

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
the Company’s consolidated income statements for the three and nine months ended September 30, 2009, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $72,468 and $59,777 have been included in “additional paid-in capital” on the consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively.
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
d) Cash-equivalent stock awards
     As part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and LTIP awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent time vesting RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP awards and performance based RSU awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, a liability is established equal to the product of the fair market value of Holdings’ common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. For the three and nine months ended September 30, 2010, the expense recognized for the cash-equivalent stock awards was $4,767 and $10,088, respectively. For the three and nine months ended September 30, 2009, the expense recognized for the cash-equivalent stock awards was $1,156 and $2,501, respectively.
     The following table shows the stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock Options	$706	$643	$2,256	$1,950
RSUs	3,174	2,101	10,215	6,725
LTIP	3,843	4,618	12,706	13,902
Cash-equivalent stock awards	4,767	1,156	10,088	2,501

Total	$12,490	$8,518	$35,265	$25,078

13. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share
Net income	$254,520	$200,554	$572,219	$445,632
Weighted average common shares outstanding	45,544,060	49,574,266	48,580,541	49,449,809

Basic earnings per share	$5.59	$4.05	$11.78	$9.01

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Diluted earnings per share
Net income	$254,520	$200,554	$572,219	$445,632
Weighted average common shares outstanding	45,544,060	49,574,266	48,580,541	49,449,809
Share equivalents:
Warrants and options	1,689,743	1,493,624	1,627,137	1,045,005
Restricted stock units	631,841	449,945	659,402	376,212
LTIP awards	974,347	828,078	1,020,310	804,980

Weighted average common shares and common share equivalents outstanding — diluted	48,839,991	52,345,913	51,887,390	51,676,006

Diluted earnings per share	$5.21	$3.83	$11.03	$8.62

     For the three months ended September 30, 2010, a weighted average of 482,979 employee stock options were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the nine months ended September 30, 2010, a weighted average of 620,556 employee stock options were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.
     For the three months ended September 30, 2009 a weighted average of 593,704 employee stock options and 4,800 RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the nine months ended September 30, 2009, a weighted average of 719,462 employee stock options and 151,234 RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.
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
     The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts. The reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table provides a summary of the segment results for the three and nine months ended September 30, 2010 and 2009.

		International
Three months ended September 30, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$181,232	$100,858	$96,355	$378,445
Net premiums written	140,481	65,520	96,168	302,169
Net premiums earned	129,650	80,557	129,289	339,496
Other income	—	—	—	—
Net losses and loss expenses	(55,144)	(11,040)	(60,804)	(126,988)
Acquisition costs	(18,081)	29	(23,867)	(41,919)
General and administrative expenses	(31,781)	(22,819)	(15,271)	(69,871)

Underwriting income	24,644	46,727	29,347	100,718
Net investment income				59,479
Net realized investment gains				116,930
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(892)
Interest expense				(9,533)
Foreign exchange gain				1,387

Income before income taxes				$268,089

Loss and loss expense ratio	42.5%	13.7%	47.0%	37.4%
Acquisition cost ratio	13.9%	0.0%	18.5%	12.3%
General and administrative expense ratio	24.5%	28.3%	11.8%	20.6%

Combined ratio	80.9%	42.0%	77.3%	70.3%

		International
Three months ended September 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$169,629	$107,768	$124,440	$401,837
Net premiums written	126,600	69,939	124,417	320,956
Net premiums earned	111,558	97,705	119,508	328,771
Other income	298	—	—	298
Net losses and loss expenses	(42,071)	(28,301)	(66,069)	(136,441)
Acquisition costs	(14,354)	(516)	(21,760)	(36,630)
General and administrative expenses	(25,929)	(19,866)	(11,726)	(57,521)

Underwriting income	29,502	49,022	19,953	98,477
Net investment income				73,032
Net realized investment gains				46,861
Net impairment charges recognized in earnings				(1,953)
Amortization and impairment of intangible assets				(1,065)
Interest expense				(9,523)
Foreign exchange gain				273

Income before income taxes				$206,102

Loss and loss expense ratio	37.7%	29.0%	55.3%	41.5%
Acquisition cost ratio	12.9%	0.5%	18.2%	11.1%
General and administrative expense ratio	23.2%	20.3%	9.8%	17.5%

Combined ratio	73.8%	49.8%	83.3%	70.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Nine months ended September 30, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$532,980	$389,881	$453,594	$1,376,455
Net premiums written	407,274	245,110	452,872	1,105,256
Net premiums earned	384,514	257,027	375,203	1,016,744
Other income	913	—	—	913
Net losses and loss expenses	(222,767)	(133,069)	(192,028)	(547,864)
Acquisition costs	(50,895)	29	(69,775)	(120,641)
General and administrative expenses	(89,578)	(67,321)	(44,524)	(201,423)

Underwrting (loss) income	22,187	56,666	68,876	147,729
Net investment income				193,975
Net realized investment gains				289,350
Net impairment charges recognized in earnings				(168)
Amortization and impairment of intangible assets				(2,675)
Interest expense				(28,592)
Foreign exchange loss				(248)

Loss before income taxes				$599,371

Loss and loss expense ratio	57.9%	51.8%	51.2%	53.9%
Acquisition cost ratio	13.2%	0.0%	18.6%	11.9%
General and administrative expense ratio	23.3%	26.2%	11.9%	19.8%

Combined ratio	94.4%	78.0%	81.7%	85.6%

		International
Nine months ended September 30, 2009	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$505,710	$425,672	$442,834	$1,374,216
Net premiums written	369,912	275,066	442,453	1,087,431
Net premiums earned	327,850	320,706	337,855	986,411
Other income	1,133	—	—	1,133
Net losses and loss expenses	(143,090)	(141,595)	(177,972)	(462,657)
Acquisition costs	(42,308)	(3,243)	(65,170)	(110,721)
General and administrative expenses	(83,323)	(58,599)	(34,458)	(176,380)

Underwrting income	60,262	117,269	60,255	237,786
Net investment income				227,423
Net realized investment gains				88,556
Net impairment charges recognized in earnings				(49,390)
Amortization and impairment of intangible assets				(3,195)
Interest expense				(29,492)
Foreign exchange gain				660

Income before income taxes				$472,348

Loss and loss expense ratio	43.6%	44.2%	52.7%	46.9%
Acquisition cost ratio	12.9%	1.0%	19.3%	11.2%
General and administrative expense ratio	25.4%	18.3%	10.2%	17.9%

Combined ratio	81.9%	63.5%	82.2%	76.0%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three and nine months ended September 30, 2010 and 2009. All inter-company premiums have been eliminated.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$184,223	$202,302	$622,483	$615,095
Bermuda	88,386	93,638	347,287	363,950
Europe	24,293	23,344	115,003	106,257
Hong Kong	1,045	1,672	6,658	2,129
Singapore	4,222	—	13,825	—

Total net premiums written	$302,169	$320,956	$1,105,256	$1,087,431

15. SUBSEQUENT EVENTS
     On September 30, 2010, the Company announced that its board of directors unanimously approved a plan for Holdings to redomesticate its place of incorporation from Bermuda to Switzerland (the “Redomestication”). The completion of the Redomestication is subject to approval by the Company’s shareholders and the Supreme Court of Bermuda. Holders of the Company’s voting and non-voting common shares will be asked to vote in favor of a Scheme of Arrangement at special court-ordered meetings that will be held on Thursday, November 18, 2010. A proxy statement with respect to such shareholder meetings (the “Proxy Statement”) was mailed to the Company’s shareholders on October 14, 2010. If the Scheme of Arrangement is approved by the holders of the Company’s voting and non-voting common shares, the Supreme Court of Bermuda is expected to hold a hearing to approve the Scheme of Arrangement. Assuming the Company receives the necessary shareholder and court approvals, and certain other conditions described in the Proxy Statement are satisfied, the Company expects the Redomestication to be completed before the end of the calendar year 2010. After the Redomestication, the Company will still continue to report under U.S. GAAP and the Company expects its common shares will continue to trade on the New York Stock Exchange under the symbol “AWH,” the same symbol under which the Company’s common shares are currently listed. Upon completion of the transaction, the Company will remain subject to SEC reporting requirements and the Company will continue to report its consolidated financial results in U.S. dollars. The Company believes the Redomestication will also give the Company the ability to maintain a competitive worldwide effective corporate tax rate. See “Summary – The Redomestication” in the Proxy Statement filed with the SEC on October 14, 2010 for further information regarding the transaction.
     On November 4, 2010, the Company declared a quarterly dividend of $0.20 per common share, payable on November 26, 2010 to shareholders of record on November 15, 2010. On the same date, the Company also declared a contingent special dividend of $0.25 per common share related to the Redomestication. Under Swiss law, the Company does not expect to be able to pay a dividend until two months after its next annual meeting which is expected to take place in early May 2011. This special dividend will provide a dividend to shareholders for the interim period. This special dividend will be payable on November 26, 2010 to shareholders of record on November 15, 2010. The Company will only pay the special dividend if it receives the requisite shareholder approval of the proposed Redomestication and the other closing conditions set forth in the Proxy Statement are either waived or satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Allied World Assurance Company Holdings, Ltd only.
Note on Forward-Looking Statement
     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in “Risk Factors” in Item 1A of Part I of our 2009 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2010 (the “2009 Form 10-K”) and in the “Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” sections of our definitive proxy statement filed with the SEC on October 14, 2010 (the “Proxy Statement”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of September 30, 2010, we had approximately $10.5 billion of total assets, $3.3 billion of total shareholders’ equity and $3.8 billion of total capital, which includes shareholders’ equity and senior notes.
     During the three and nine month periods that ended September 30, 2010, we experienced premium rate declines across all of our operating segments and most lines of business. We believe the premium rate decreases are due to increased competition, increased capacity and an absence of large severity casualty losses. We expect this trend to continue during the remainder of 2010, and we are anticipating this trend to continue into 2011. Despite the challenging pricing environment, we do believe that there are opportunities where certain products have adequate premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the policies and reinsurance contracts we underwrite. Our consolidated gross premiums written decreased by $23.4 million, or 5.8%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and our net income increased $53.9 million, or 26.9%, for the same three-month period. The increase in net income for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to higher net realized investment gains. Our consolidated gross premiums written increased by $2.2 million, or 0.2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, and our net income increased $126.6 million, or 28.4%, for the same nine-month period. The increase in net income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to higher net realized investment gains and lower other-than-temporary-impairment charges (“OTTI”), partially offset by higher net losses and loss expenses due to increased property losses.
Recent Developments
     In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). On June 30, 2010, in accordance with ASU 2010-11, we elected the fair value option for all of our mortgage-backed and asset-backed securities. As a result of the fair value election, starting with the three months ended September 30, 2010, any changes in the fair value of the mortgage-backed and asset-backed securities will be recognized through earnings in “net realized investment gains (losses)” on the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”). On July 1, 2010, we reclassified $968.8 million of mortgage-backed and asset-backed securities, combined, from “fixed maturity investments available for sale, at fair value” to “fixed maturity investments trading, at fair value” on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”). Also on July 1, 2010, we reclassified $41.9 million of net unrealized gains from “accumulated other comprehensive income” to “retained earnings” on the consolidated balance sheets.
     In May 2010, the board of directors of Holdings authorized the company to repurchase up to $500 million of Holdings’ common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. At any time, the repurchase program may be modified, extended or terminated by the board of directors. As part of the share repurchase program, we entered into a rule 10b5-1 repurchase plan that enables us to complete share repurchases during trading blackout periods. During the three and nine months ended September 30, 2010, we repurchased through open-market purchases 2,318,285 shares and 3,399,326 shares at a total cost of $115.9 million and $165.0 million, for an average price of $50.00 per share and $48.54 per share, respectively. We have classified these repurchased shares as “Treasury shares, at cost” on the consolidated balance sheets.
     In June 2010, we received approval from Lloyd’s of London to establish Syndicate 2232 (pseudonym “AWH”) that became fully operational and began writing business in June 2010. The syndicate offers select product lines including international property, general casualty, professional liability and international treaty reinsurance, targeted at key territories such as countries in Latin America and the Asia Pacific region. Syndicate 2232’s primary purpose is to enhance our international insurance and reinsurance platforms and capabilities. For the three and nine months ended September 30, 2010, Syndicate 2232 had gross premiums written of $11.8 million and $15.2 million, respectively.
     On August 6, 2010, we repurchased 5,000,000 of our common shares for $250.0 million, or $50.00 per share, in a privately negotiated transaction from GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc. and founding shareholders of our company. The shares repurchased were not cancelled and were classified as treasury shares. On August 13, 2010, we repurchased a warrant owned by The Chubb Corporation (“Chubb”) in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 common shares for $34.20 per share. We repurchased the warrant for an aggregate purchase price of $32.8 million. After this repurchase, Chubb has no warrants remaining and no other disclosed equity interest in the company. The repurchase of the warrants was recognized as a reduction in shareholders’ equity. Both of the aforementioned transactions were funded using available cash on hand and were executed separately from the company’s $500 million share repurchase program.
     On September 30, 2010, we announced that our board of directors unanimously approved a plan for Holdings to redomesticate its place of incorporation from Bermuda to Switzerland (the “Redomestication”). The completion of the Redomestication is subject to approval by the company’s shareholders and the Supreme Court of Bermuda. Holders of our voting and non-voting common shares will be asked to vote in favor of a Scheme of Arrangement at special court-ordered meetings that will be held on Thursday, November 18, 2010. A proxy statement with respect to such shareholder meetings (the “Proxy Statement”) was mailed to our shareholders on October 14, 2010. If the Scheme of Arrangement is approved by the holders of the company’s voting and non-voting common shares, the Supreme Court of Bermuda is expected to hold a hearing to approve the Scheme of Arrangement. Assuming the company receives the necessary shareholder and court approvals, and certain other conditions described in the Proxy Statement are satisfied, the company expects the Redomestication to be completed before the end of the calendar year 2010. After the Redomestication, we will still continue to report under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and we expect our common shares will continue to trade on the New York Stock Exchange under the symbol “AWH,” the same symbol under which our common shares are currently listed. Upon completion of the transaction, we will remain subject to SEC reporting requirements and we will continue to report our consolidated financial results in U.S. dollars. We believe the Redomestication will also give us the ability to maintain a competitive worldwide effective corporate tax rate. See “Summary – The Redomestication” in the Proxy Statement, filed with the SEC on October 14, 2010 for further information regarding the transaction.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions except share and per share data)
Gross premiums written	$378.4	$401.8	$1,376.4	$1,374.2
Net income	254.5	200.6	572.2	445.6
Operating income	143.5	155.4	300.5	405.8
Basic earnings per share:
Net income	$5.59	$4.05	$11.78	$9.01
Operating income	$3.15	$3.13	$6.19	$8.21
Diluted earnings per share:
Net income	$5.21	$3.83	$11.03	$8.62
Operating income	$2.94	$2.97	$5.79	$7.85
Weighted average common shares outstanding:
Basic	45,544,060	49,574,266	48,580,541	49,449,809
Diluted	48,839,991	52,345,913	51,887,390	51,676,006
Basic book value per common share	$78.81	$62.07	$78.81	$62.07
Diluted book value per common share	$72.40	$57.20	$72.40	$57.20
Annualized return on average equity (ROAE), net income	31.0%	28.7%	24.2%	22.8%
Annualized ROAE, operating income	17.5%	22.2%	12.7%	20.8%
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
Operating income & operating income per share
     Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, impairment of intangible assets and foreign exchange gain or loss. We exclude net realized investment gains or losses, net impairment charges recognized in earnings and net foreign exchange gain or loss from our calculation of operating income because the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities and other factors. We exclude impairment of intangible assets as these are non-recurring charges. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions except per share data)
Net income	$254.5	$200.6	$572.2	$445.6
Add after tax affect of:
Net realized investment gains	(109.6)	(46.9)	(272.0)	(88.5)
Net impairment charges recognized in earnings	—	2.0	0.1	49.4
Foreign exchange (gain) loss	(1.4)	(0.3)	0.2	(0.7)

Operating income	$143.5	$155.4	$300.5	$405.8

Basic per share data:
Net income	$5.59	$4.05	$11.78	$9.01
Add after tax affect of:
Net realized investment gains	(2.41)	(0.95)	(5.60)	(1.79)
Net impairment charges recognized in earnings	—	0.04	—	1.00
Foreign exchange (gain) loss	(0.03)	(0.01)	0.01	(0.01)

Operating income	$3.15	$3.13	$6.19	$8.21

Diluted per share data:
Net income	$5.21	$3.83	$11.03	$8.62
Add after tax affect of:
Net realized investment gains	(2.24)	(0.89)	(5.24)	(1.72)
Net impairment charges recognized in earnings	—	0.04	—	0.96
Foreign exchange (gain) loss	(0.03)	(0.01)	—	(0.01)

Operating income	$2.94	$2.97	$5.79	$7.85

Diluted book value per share
     We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	Nine Months Ended September 30,
	2010	2009
	($ in millions except share
	and per share data)
Price per share at period end	$56.59	$47.93

Total shareholders’ equity	$3,341.3	$3,078.9

Basic common shares outstanding	42,394,576	49,602,354
Add:
Unvested restricted share units	580,706	925,437
Performance based equity awards	1,409,984	1,329,661
Dilutive options/warrants outstanding	4,563,380	6,951,447
Weighted average exercise price per share	$34.69	$34.34
Deduct:
Options bought back via treasury method	(2,797,512)	(4,980,125)

Common shares and common share equivalents outstanding	46,151,134	53,828,774

Basic book value per common share	$78.81	$62.07
Diluted book value per common share	$72.40	$57.20

Annualized return on average equity
     Annualized return on average shareholders’ equity (“ROAE”) is calculated using average equity, excluding the average after tax unrealized gains or losses on investments. Unrealized gains or losses on investments are primarily the result of interest rate and credit spread movements and the resultant impact on fixed income securities. Such gains or losses are not related to management actions or operational performance, nor are they likely to be realized. Therefore, we believe that excluding these unrealized gains or losses provides a more consistent and useful measurement of operating performance, which supplements U.S. GAAP information. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.
     Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity, excluding the average after tax unrealized gains or losses on investments. Unrealized gains or losses are excluded from equity for the reasons outlined above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions)
Opening shareholders’ equity	$3,468.5	$2,741.4	$3,213.3	$2,416.9
Deduct: accumulated other comprehensive income	(138.3)	(48.7)	(149.8)	(105.6)

Adjusted opening shareholders’ equity	$3,330.2	$2,692.7	$3,063.5	$2,311.3

Closing shareholders’ equity	$3,341.3	$3,078.9	$3,341.3	$3,078.9
Deduct: accumulated other comprehensive income	(111.8)	(185.0)	(111.8)	(185.0)

Adjusted closing shareholders’ equity	$3,229.5	$2,893.9	$3,229.5	$2,893.9

Average shareholders’ equity	$3,279.9	$2,793.3	$3,146.5	$2,602.5

Net income available to shareholders	$254.5	$200.6	$572.2	$445.6
Annualized return on average shareholders’ equity — net income available to shareholders	31.0%	28.7%	24.2%	22.8%

Operating income available to shareholders	$143.5	$155.4	$300.5	$405.8
Annualized return on average shareholders’ equity — operating income available to shareholders	17.5%	22.2%	12.7%	20.8%

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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments, other than temporary impairment of investments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies please refer to our 2009 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		($ in millions)
Gross premiums written	$378.4	$401.8	$1,376.4	$1,374.2

Net premiums written	$302.2	$321.0	$1,105.2	$1,087.4

Net premiums earned	339.5	328.8	1,016.7	986.4
Net investment income	59.5	73.0	194.0	227.4
Net realized investment gains	116.9	46.9	289.4	88.5
Net impairment charges recognized in earnings	—	(2.0)	(0.2)	(49.4)
Other income	—	0.3	0.9	1.1

	$515.9	$447.0	$1,500.8	$1,254.0

Net losses and loss expenses	$127.0	$136.5	$547.9	$462.7
Acquisition costs	41.9	36.6	120.6	110.7
General and administrative expenses	69.9	57.5	201.4	176.3
Amortization and impairment of intangible assets	0.9	1.1	2.7	3.2
Interest expense	9.5	9.5	28.6	29.5
Foreign exchange (gain) loss	(1.4)	(0.3)	0.2	(0.7)

	$247.8	$240.9	$901.4	$781.7

Income before income taxes	$268.1	$206.1	$599.4	$472.3
Income tax expense	13.6	5.5	27.2	26.7

Net income	$254.5	$200.6	$572.2	$445.6

Ratios
Loss and loss expense ratio	37.4%	41.5%	53.9%	46.9%
Acquisition cost ratio	12.3%	11.1%	11.9%	11.2%
General and administrative expense ratio	20.6%	17.5%	19.8%	17.9%
Expense ratio	32.9%	28.6%	31.7%	29.1%
Combined ratio	70.3%	70.1%	85.6%	76.0%
Comparison of Three Months Ended September 30, 2010 and 2009
Premiums
     Gross premiums written decreased by $23.4 million, or 5.8%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The overall decrease in gross premiums written was primarily the result of the following:
•	Gross premiums written in our reinsurance segment decreased by $28.1 million, or 22.6%. The decrease in gross premiums written was primarily due to the renewal timing of several large reinsurance treaties.
•	Gross premiums written in our international insurance segment decreased by $6.9 million, or 6.4%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our U.S. insurance segment increased by $11.6 million, or 6.8%. The increase in gross premiums written was primarily due to increased new business, including from new products, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

     The table below illustrates our gross premiums written by geographic location for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)
United States	$225.0	$245.3	$(20.3)	(8.2)%
Bermuda	113.2	121.1	(7.9)	(6.5)
Europe	34.2	33.7	0.5	1.4
Singapore	4.2	—	4.2	n/a *
Hong Kong	1.8	1.7	0.1	5.9

	$378.4	$401.8	$(23.4)	(5.8)%

*	n/a: not applicable
     Net premiums written decreased by $18.8 million, or 5.9%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in net premiums written was primarily due to the reduction in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.2% of gross premiums written for the three months ended September 30, 2010 compared to 20.1% for the same period in 2009.
     Net premiums earned increased by $10.7 million, or 3.3%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 as a result of higher net premiums earned for the U.S. insurance and reinsurance segments. This is driven primarily by premium growth of our U.S. operations during the past several quarters.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended September 30,
	2010	2009	2010	2009
U.S. insurance	47.9%	42.2%	38.2%	33.9%
International insurance	26.6%	26.8%	23.7%	29.7%
Reinsurance	25.5%	31.0%	38.1%	36.4%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $13.5 million, or 18.5%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease was primarily due to lower yields on our fixed maturity investments as well as expenditures related to our share repurchases reducing the balance of higher yielding investments. The annualized period book yield of the investment portfolio for the three months ended September 30, 2010 and 2009 was 2.9% and 4.1%, respectively. The decrease in book yield was primarily caused by the overall market interest rate environment, which is at historically low levels. Investment management expenses of $2.3 million and $2.1 million were incurred during the three months ended September 30, 2010 and 2009, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio.
     As of September 30, 2010, approximately 96% of our fixed income investments consisted of investment grade securities. As of September 30, 2010, the average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s. As of December 31, 2009, average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s. The average duration of fixed maturity investments and cash and cash equivalents was approximately 2.5 years as of September 30, 2010 and 3.2 years as of September 30, 2009.

Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the three months ended September 30, 2010, we recognized $116.9 million in net realized investment gains compared to net realized investment gains of $46.9 million during the three months ended September 30, 2009. During the three months ended September 30, 2010, we did not recognize any net impairment charges compared to $2.0 million during the three months ended September 30, 2009. Net realized investment gains of $116.9 million for the three months ended September 30, 2010 were comprised of the following:
•	Net realized investment gains of $32.6 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio from U.S. treasury and agency securities into other assets and shortening the overall duration of our investment portfolio.
•	Net realized investment gains of $84.3 million primarily related to the mark-to-market adjustments for our hedge fund investments, equity securities and fixed maturity investments that are accounted for as trading securities.

Mark-to-Market Adjustments
for the Three Months Ended
September 30, 2010
($ in millions)
Fixed maturity investments accounted for as trading securities	$73.5
Hedge funds and equity securities	10.8

Total	$84.3

     Net realized investment gains of $46.9 million for the three months ended September 30, 2009 were comprised of the following:
•	Net realized investment gains of $18.5 million from the sale of securities, primarily due to the sale of fixed maturity bonds.
•	Net realized investment gains of $28.4 million primarily related to the mark-to-market adjustments for our hedge fund investments and fixed maturity investments that are accounted for as trading securities.
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
Other Income
     The other income of nil and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, represents fee income from our program administrator and wholesale brokerage operations. We sold these operations during the three months ended September 30, 2010 for a gain of $1.9 million.
Net Losses and Loss Expenses
     Net losses and loss expenses decreased by $9.5 million, or 7.0%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in net losses and loss expenses was due to higher net favorable prior year reserve development partially offset by higher attritional loss activity of $20.6 million in the current quarter, with no comparable events having occurred during the three months ended September 30, 2009.
     We recorded net favorable reserve development related to prior years of $101.4 million and $73.5 million during the three months ended September 30, 2010 and 2009, respectively. The following table shows the net favorable reserve development of $101.4 million by loss year for each of our segments for the three months ended September 30, 2010. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
U.S. insurance	$(0.6)	$(0.8)	$(9.0)	$(7.5)	$(1.3)	$(1.6)	$(3.3)	$(1.4)	$(25.5)
International insurance	1.9	(2.5)	(6.2)	(26.0)	(12.3)	(4.5)	(11.1)	(0.1)	(60.8)
Reinsurance	(0.5)	(0.4)	(0.1)	(10.7)	(5.7)	(0.3)	2.0	0.6	(15.1)

	$0.8	$(3.7)	$(15.3)	$(44.2)	$(19.3)	$(6.4)	$(12.4)	$(0.9)	$(101.4)

     The following table shows the favorable reserve development of $73.5 million by loss year for each of our segments for the three months ended September 30, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(2.4)	$(7.6)	$(9.2)	$(5.5)	$(3.7)	$(0.4)	$1.3	$(27.5)
International insurance	(0.2)	(0.8)	(5.2)	(22.5)	(3.9)	(2.1)	(8.0)	(42.7)
Reinsurance	(2.8)	(5.1)	(6.5)	(1.2)	(0.3)	8.1	4.5	(3.3)

	$(5.4)	$(13.5)	$(20.9)	$(29.2)	$(7.9)	$5.6	$(2.2)	$(73.5)

     The loss and loss expense ratio for the three months ended September 30, 2010 was 37.4% compared to 41.5% for the three months ended September 30, 2009. Net favorable reserve development recognized during the three months ended September 30, 2010 reduced the loss and loss expense ratio by 29.9 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 67.3%. Net favorable reserve development recognized in the three months ended September 30, 2009 reduced the loss and loss expense ratio by 22.4 percentage points. Thus, the loss and loss expense ratio related to that loss year was 63.9%. The increase in the loss and loss expense ratio for the current loss year was primarily due to increased incidences of large individual losses compared to those incurred during the three months ended September 30, 2009. The $20.6 million of current period losses previously noted contributed 6.0 percentage points to the loss and loss expense ratio for the three months ended September 30, 2010.
     The following table shows the components of the decrease in net losses and loss expenses of $9.5 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	Three Months Ended
	September 30,		Dollar
	2010	2009	Change
	($ in millions)
Net losses paid	$173.2	$108.6	$64.6
Net change in reported case reserves	(18.1)	10.8	(28.9)
Net change in IBNR	(28.1)	17.1	(45.2)

Net losses and loss expenses	$127.0	$136.5	$(9.5)

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, July 1	$3,988.0	$3,804.0
Incurred related to:
Current period non-catastrophe	228.4	210.0
Current period property catastrophe	—	—
Prior period non-catastrophe	(96.1)	(73.4)
Prior period property catastrophe	(5.3)	(0.1)

Total incurred	$127.0	$136.5
Paid related to:
Current period non-catastrophe	20.4	10.6
Current period property catastrophe	17.1	—
Prior period non-catastrophe	131.9	81.1
Prior period property catastrophe	3.8	16.9

Total paid	$173.2	$108.6
Foreign exchange revaluation	8.0	3.7

Net reserve for losses and loss expenses, September 30	3,949.8	3,835.6
Losses and loss expenses recoverable	940.0	914.0

Reserve for losses and loss expenses, September 30	$4,889.8	$4,749.6

Acquisition Costs
     Acquisition costs increased by $5.3 million, or 14.5%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in acquisition costs was primarily due to the increase in net premiums earned in our U.S. insurance and reinsurance segments, which typically have higher acquisition costs than our international insurance segment and represent a higher proportion of net premiums earned during the three months ended September 30, 2010 compared to the same period in 2009. Acquisition costs as a percentage of net premiums earned were 12.3% for the three months ended September 30, 2010 compared to 11.1% for the same period in 2009.
General and Administrative Expenses
     General and administrative expenses increased by $12.4 million, or 21.6%, for the three months ended September 30, 2010 compared to the same period in 2009. The increase in general and administrative expenses was primarily due to an increase in global headcount from 628 at September 30, 2009 to 706 at September 30, 2010 resulting in an overall increase in salary and related costs, including stock-based compensation. As a result of the increased staff count, salary and employee welfare costs increased by $8.9 million including increased stock-related compensation costs of $4.0 million. Included in the increase in employee welfare costs was an increase in expense for the Darwin Professional Underwriters, Inc. (“Darwin”) Long Term Incentive Plan (“Darwin LTIP”) of $2.0 million that we assumed as part of the Darwin acquisition for the three months ended September 30, 2010 compared to the same period in 2009. The amount incurred for the Darwin LTIP is a function of pre-acquisition underwriting profitability, including any subsequent loss reserve development. We also incurred approximately $2.4 million in costs during the quarter related to the establishment and operation of Syndicate 2232.
     Our general and administrative expense ratio was 20.6% for the three months ended September 30, 2010, which was higher than the 17.5% for the three months ended September 30, 2009. The increase was primarily due to the factors discussed above.
     Our expense ratio was 32.9% for the three months ended September 30, 2010 compared to 28.6% for the three months ended September 30, 2009 primarily due to an increase in the general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased $0.2 million, or 18.2%, for the three months ended September 30, 2010 compared the three months ended September 30, 2009. The decrease was primarily the result of no longer amortizing the trademark intangible asset that was fully impaired during the fourth quarter of 2009. No impairment of intangible assets was recognized during the three months ended September 30, 2010 and September 30, 2009, respectively.
Interest Expense
     Interest expense of $9.5 million was incurred for both the three months ended September 30, 2010 and 2009, and represented the quarterly interest expense on the senior notes.
Net Income
     Net income for the three months ended September 30, 2010 was $254.5 million compared to $200.6 million for the three months ended September 30, 2009. The increase was primarily the result of higher net realized investment gains. Net income for the three months ended September 30, 2010 included a net foreign exchange gain of $1.4 million and an income tax expense of $13.6 million. Net income for the three months ended September 30, 2009 included a net foreign exchange gain of $0.3 million and an income tax expense of $5.5 million.
Comparison of Nine Months Ended September 30, 2010 and 2009
Premiums
     Gross premiums written increased by $2.2 million, or 0.2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $27.3 million, or 5.4%. The increase in gross premiums written was primarily due to increased new business, including from new products, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our international insurance segment decreased by $35.8 million, or 8.4%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our reinsurance segment increased by $10.8 million, or 2.4%. The increase in gross premiums written was primarily due to increased participation on one property reinsurance treaty for $23.6 million in 2010 from $9.0 million in 2009 and new business from the build-out of our international platform. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and increased cedent retention.
     The table below illustrates our gross premiums written by geographic location for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)
United States	$748.2	$751.0	$(2.8)	(0.4)%
Bermuda	449.7	473.8	(24.1)	(5.1)
Europe	157.3	147.3	10.0	6.8
Singapore	13.8	—	13.8	n/a
Hong Kong	7.4	2.1	5.3	n/m *

	$1,376.4	$1,374.2	$2.2	0.2%

*	n/m: not meaningful
     Net premiums written increased by $17.8 million, or 1.6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in net premiums written was primarily due to a reduction in premiums ceded. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 19.7% of gross premiums written for the nine months ended September 30, 2010 compared to 20.9% for the same period in 2009. The reduction in premiums ceded was due to lower premiums ceded under our property catastrophe reinsurance coverage, as well as the commutation and adjustment of certain variable-rated reinsurance contracts that have swing-rated provisions.
     Net premiums earned increased by $30.3 million, or 3.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as a result of higher net premiums earned for the U.S. insurance and reinsurance segments. This is driven by increased net premiums written in the current and prior periods, as well as the impact of the commutation of the swing-rated reinsurance contracts which are fully earned.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Nine Months Ended September 30,
	2010	2009	2010	2009
U.S. insurance	38.7%	36.8%	37.8%	33.2%
International insurance	28.3%	31.0%	25.3%	32.5%
Reinsurance	33.0%	32.2%	36.9%	34.3%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $33.4 million, or 14.7%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was due to a combination of lower accretion of book value to par value for our fixed maturity investments, lower yields on our fixed maturity investments and an increased allocation to hedge funds, which contribute to our total return but carry no current yield. We increased our hedge fund investments by $166.5 million between September 30, 2009 and September 30, 2010. In response to new OTTI guidance issued by the FASB in April 2009, we increased the book value of our fixed maturity investments for any non-credit OTTI previously recognized, which resulted in higher book values and lower future accretions. The annualized period book yield of the investment portfolio for the nine months ended September 30, 2010 and 2009 was 3.4% and 4.3%, respectively. The decrease in book yield was primarily caused by factors outlined above. Investment management expenses of $7.9 million and $6.0 million were incurred during the nine months ended September 30, 2010 and 2009, respectively. The increase in investment management expenses was due to the increase in the size of our investment portfolio as well as additional fees paid to investment advisors for higher cost investment strategies.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the nine months ended September 30, 2010, we recognized $289.4 million in net realized investment gains compared to net realized investment gains of $88.5 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we recognized $0.2 million in net impairment charges recognized in earnings compared to $49.4 million during the nine months ended September 30, 2009. Net realized investment gains of $289.4 million for the nine months ended September 30, 2010 were comprised of the following:
•	Net realized investment gains of $149.7 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio from U.S. treasury and agency securities into other asset classes and shortening of the overall duration of our investment portfolio.
•	Net realized investment gains of $143.7 million primarily related to the mark-to-market adjustments for our hedge fund investments, equity securities and fixed maturity investments that are accounted for as trading securities. We expect the mark-to-market adjustments on our fixed maturity investments that are accounted for as trading securities to increase as we continue to increase the balance of these securities. From December 31, 2009 to September 30, 2010, we have increased the balance of fixed maturity investments accounted for as trading by $2.7 billion, or 105.6%, from $2.5 billion as of December 31, 2009 to $5.2 billion as of September 30, 2010. Contributing to the increase was the reclassification of all of our mortgage-backed and asset-backed securities from available for sale to trading on July 1, 2010 as part of the adoption of ASU 2010-11.

Mark-to-Market Adjustments
for the Nine Months Ended
September 30, 2010
($ in millions)
Fixed maturity investments accounted for as trading securities	$134.1
Hedge funds and equity securities	9.6

Total	$143.7

•	Net realized investment loss of $4.0 million related to a U.S. treasury yield hedge transaction we purchased in May 2010 and terminated in June 2010.
     Net realized investment gains of $88.5 million for the nine months ended September 30, 2009 were comprised of the following:
•	Net realized investment gains of $35.7 million primarily related to the mark-to-market adjustments for our hedge fund investments and fixed maturity investments that are accounted for as trading securities.
•	Net realized investment gains of $52.8 million from the sale of securities. The net realized investment gains primarily consisted of realized gains of $75.1 million from the sale of fixed maturity investments and hedge funds partially offset by a realized loss of $21.9 million related to the sale of our global high-yield bond fund. In addition, we sold approximately $18.0 million of equity securities that we acquired as part of the acquisition of Darwin. We recognized a realized loss of $0.4 million from that sale.
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
Other Income
     The other income of $0.9 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively, represents fee income from our program administrator and wholesale brokerage operations. We sold these operations during the nine months ended September 30, 2010 for a gain of $1.9 million.
Net Losses and Loss Expenses
     Net losses and loss expenses increased by $85.2 million, or 18.4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in net losses and loss expenses was due to a number of individual losses totaling $142.4 million in the current year, with no comparable events having occurred during the nine months ended September 30, 2009. The increase due to higher loss activity was partially offset by higher net favorable prior year reserve development.
     We recorded net favorable reserve development related to prior years of $239.4 million and $170.3 million during the nine months ended September 30, 2010 and 2009, respectively. The $239.4 million of net favorable reserve development excludes the impact of a commutation of the swing-rated reinsurance contracts of $8.9 million. The following table shows the net favorable reserve development of $239.4 million by loss year for each of our segments for the nine months ended September 30, 2010. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
U.S. insurance	$(1.1)	$(2.5)	$(23.4)	$(20.0)	$(3.7)	$0.6	$0.6	$(0.6)	$(50.1)
International insurance	4.5	(9.3)	(21.0)	(69.9)	(23.6)	(12.0)	(14.4)	4.2	(141.5)
Reinsurance	(1.0)	(1.5)	(10.0)	(18.7)	(6.8)	(2.5)	(0.2)	(7.1)	(47.8)

	$2.4	$(13.3)	$(54.4)	$(108.6)	$(34.1)	$(13.9)	$(14.0)	$(3.5)	$(239.4)

     The following table shows the favorable reserve development of $170.3 million by loss year for each of our segments for the nine months ended September 30, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
U.S. insurance	$(6.4)	$(21.2)	$(26.6)	$(14.0)	$3.7	$3.7	$5.2	$(55.6)
International insurance	(5.7)	(19.9)	(43.6)	(44.3)	18.0	(7.2)	12.6	(90.1)
Reinsurance	(3.2)	(14.2)	(12.5)	0.2	(0.6)	3.5	2.2	(24.6)

	$(15.3)	$(55.3)	$(82.7)	$(58.1)	$21.1	$—	$20.0	$(170.3)

     The loss and loss expense ratio for the nine months ended September 30, 2010 was 53.9% compared to 46.9% for the nine months ended September 30, 2009. Net favorable reserve development recognized and the impact of the commutation adjustment during the nine months ended September 30, 2010 reduced the loss and loss expense ratio by 23.5 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 77.4%. Net favorable reserve development recognized in the nine months ended September 30, 2009 reduced the loss and loss expense ratio by 17.3 percentage points. Thus, the loss and loss expense ratio related to that loss year was 64.2%. The increase in the loss and loss expense ratio for the current loss year was primarily due to a net increase in loss reserves of $142.4 million from a number of earthquakes, explosions and other weather related events during the nine months ended September 30, 2010, which contributed 14.0 points to the current loss year’s loss and loss expense ratio.
     The following table shows the components of the increase in net losses and loss expenses of $85.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,		Dollar
	2010	2009	Change
		($ in millions)
Net losses paid	$438.6	$323.7	$114.9
Net change in reported case reserves	60.3	55.8	4.5
Net change in IBNR	49.0	83.2	(34.2)

Net losses and loss expenses	$547.9	$462.7	$85.2

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,841.8	$3,688.5
Incurred related to:
Commutation of variable-rated reinsurance contracts	8.9	—
Current period non-catastrophe	713.4	633.0
Current period property catastrophe	65.0	—
Prior period non-catastrophe	(229.5)	(171.9)
Prior period property catastrophe	(9.9)	1.6

Total incurred	$547.9	$462.7
Paid related to:
Current period non-catastrophe	34.5	15.5
Current period property catastrophe	36.4	—
Prior period non-catastrophe	348.7	253.9
Prior period property catastrophe	19.0	54.3

Total paid	$438.6	$323.7
Foreign exchange revaluation	(1.3)	8.1

Net reserve for losses and loss expenses, September 30	3,949.8	3,835.6
Losses and loss expenses recoverable	940.0	914.0

Reserve for losses and loss expenses, September 30	$4,889.8	$4,749.6

Acquisition Costs
     Acquisition costs increased by $9.9 million, or 8.9%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in acquisition costs was primarily due to the increase in net premiums earned in our U.S. insurance segment and reinsurance segment, which typically have higher acquisition costs than our international insurance segment and represent a higher proportion of net premiums earned during the nine months ended September 30, 2010 compared to the same period in 2009. Acquisition costs as a percentage of net premiums earned were 11.9% for the nine months ended September 30, 2010 compared to 11.2% for the same period in 2009 for the reasons explained above.
General and Administrative Expenses
     General and administrative expenses increased by $25.1 million, or 14.2%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increase in general and administrative expenses was primarily due to the following:
•	An overall increase in global headcount from 628 at September 30, 2009 to 706 at September 30, 2010 resulting in an overall increase in salary and related costs of $9.3 million.
•	Increased stock-related compensation of $10.2 million, including an increase of $2.2 million for performance-based awards granted under the Company’s equity plans in 2009 to recognize expected performance above the target level. For all performance-based awards, we initially recognize the stock compensation expense at 100% of the fair market value of Holdings’ common shares on the date of grant and reassess, at least annually, the projected growth in book value to determine whether an adjustment to the initial estimate of the expense should be made. During the nine months ended September 30, 2010, we have accrued 132.5% of the fair market value of Holdings’ common shares awarded on the date of grant, as we believe it is probable that we will achieve the performance criteria above target but below the maximum award when these performance-based awards vest at the end of 2011. For additional information on our performance-based awards, see Note 12 “Employee Benefit Plans” in our notes to the unaudited condensed consolidated financial statements.
•	An increase of $7.7 million in professional fees during the nine months ended September 30, 2010 primarily related to the establishment and operation of Syndicate 2232 and other strategic initiatives.

•	Decrease of $4.8 million related to the Darwin LTIP. We recognized an increase in the Darwin LTIP of $0.3 million during the nine months ended September 30, 2010 compared to an increase of $5.1 million during the nine months ended September 30, 2009. The amount incurred for the Darwin LTIP is a result of pre-acquisition underwriting profitability, including any subsequent loss reserve development. The reduction in the Darwin LTIP during the nine months ended September 30, 2010 was due to lower favorable reserve development.
     Our general and administrative expense ratio was 19.8% for the nine months ended September 30, 2010, which was higher than the 17.9% for the nine months ended September 30, 2009. The increase was primarily due to the factors discussed above.
     Our expense ratio was 31.7% for the nine months ended September 30, 2010 compared to 29.1% for the nine months ended September 30, 2009 due to an increase in both acquisition cost ratio and general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased $0.5 million, or 15.6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease is primarily the result of no longer amortizing the trademark intangible asset that was fully impaired during the fourth quarter of 2009. No impairments were recognized during the nine months ended September 30, 2010 and 2009, respectively.
Interest Expense
     Interest expense decreased $0.9 million, or 3.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Interest expense of $1.0 million was incurred during the three months ended March 31, 2009 on our borrowing of $243.8 million from our $400 million unsecured revolving credit facility, which was paid in full in February 2009.
Net Income
     Net income for the nine months ended September 30, 2010 was $572.2 million compared to $445.6 million for the nine months ended September 30, 2009. The increase was primarily the result of higher net realized investment gains, lower OTTI and higher net premiums earned partially offset by higher net losses and loss expenses and general and administrative expenses. Net income for the nine months ended September 30, 2010 included a net foreign exchange loss of $0.2 million and an income tax expense of $27.2 million. Net income for the nine months ended September 30, 2009 included a net foreign exchange gain of $0.7 million and an income tax expense of $26.7 million.
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
U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in millions)
Revenues
Gross premiums written	$181.2	$169.6	$533.0	$505.7
Net premiums written	140.5	126.6	407.3	369.9
Net premiums earned	129.6	111.6	384.5	327.9
Other income	—	0.3	0.9	1.1
Expenses
Net losses and loss expenses	$55.1	$42.1	$222.8	$143.1
Acquisition costs	18.1	14.3	50.9	42.3
General and administrative expenses	31.8	25.9	89.6	83.3
Underwriting income	24.6	29.6	22.1	60.3
Ratios
Loss and loss expense ratio	42.5%	37.7%	57.9%	43.6%
Acquisition cost ratio	13.9%	12.9%	13.2%	12.9%
General and administrative expense ratio	24.5%	23.2%	23.3%	25.4%
Expense ratio	38.4%	36.1%	36.5%	38.3%
Combined ratio	80.9%	73.8%	94.4%	81.9%
Comparison of Three Months Ended September 30, 2010 and 2009
     Premiums. Gross premiums written increased by $11.6 million, or 6.8%, for the three months ended September 30, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to higher volume from new products and increased underwriting staff where we believe profitable underwriting opportunities exist. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition, particularly for public directors and officers liability products in our professional liability line of business.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)
Professional liability	$52.3	$48.0	$4.3	9.0%
General casualty	41.5	36.6	4.9	13.4
Healthcare	38.9	42.2	(3.3)	(7.8)
Programs	30.9	29.4	1.5	5.1
General property	13.3	13.4	(0.1)	(0.7)
Other	4.3	—	4.3	n/a

	$181.2	$169.6	$11.6	6.8%

     Net premiums written increased by $13.9 million, or 11.0%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in net premiums written was primarily due to higher gross premiums written, as well as a reduction of premiums ceded. We ceded 22.5% of gross premiums written for the three months ended September 30, 2010 compared to 25.4% for the same period in 2009. The decrease in the ceded premium ratio was due to a net decrease in the variable-rated reinsurance premiums of $4.9 million. During the three months September 30, 2010 we reduced ceded premiums by $0.8 million, whereas during the three months ended September 30, 2009 we increased ceded premiums by $4.1 million related to the variable-rated reinsurance treaties.
     Net premiums earned increased $18.0 million, or 16.1%, primarily due to the growth of our U.S. insurance operations during 2009 and during the first nine months of 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $13.0 million, or 30.9%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in net losses and loss expenses was primarily due to the growth of the U.S. insurance operations and lower net favorable reserve development recognized during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $25.5 million during the three months ended September 30, 2010 compared to net favorable reserve development of $27.5 million for the three months ended September 30, 2009, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$—	$—	$(0.1)	$(3.6)	$(1.7)	$(0.1)	$(1.4)	$0.2	$(6.7)
Healthcare	(0.3)	(0.4)	(1.6)	(2.8)	0.4	(1.3)	(2.1)	(0.5)	(8.6)
General casualty	(0.3)	(0.3)	(7.2)	(1.0)	—	—	—	—	(8.8)
General property	—	(0.1)	(0.1)	(0.1)	—	(0.1)	0.2	—	(0.2)
Programs	—	—	—	—	—	(0.1)	—	(1.1)	(1.2)

	$(0.6)	$(0.8)	$(9.0)	$(7.5)	$(1.3)	$(1.6)	$(3.3)	$(1.4)	$(25.5)

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Professional liability	$—	$—	$(0.8)	$(0.5)	$(0.8)	$0.8	$2.7	$1.4
Healthcare	(0.3)	0.2	(2.9)	(1.8)	(1.3)	(1.6)	(0.4)	(8.1)
General casualty	(1.2)	(6.2)	(4.1)	—	—	—	1.7	(9.8)
General property	(0.9)	(1.6)	(1.4)	(3.1)	(1.1)	0.4	(2.0)	(9.7)
Programs	—	—	—	(0.1)	(0.5)	—	(0.7)	(1.3)

	$(2.4)	$(7.6)	$(9.2)	$(5.5)	$(3.7)	$(0.4)	$1.3	$(27.5)

     The loss and loss expense ratio for the three months ended September 30, 2010 was 42.5% compared to 37.7% for the three months ended September 30, 2009. Net favorable reserve development recognized during the three months ended September 30, 2010 decreased the loss and loss expense ratio by 19.7 percentage points. Thus, the loss and loss expense ratio for the current loss year was 62.2%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2009 decreased the loss and loss expense ratio by 24.6 percentage points. In addition, during the three months ended September 30, 2009, the $4.1 million increase in premiums ceded for the variable-rated reinsurance contracts of Darwin that have swing-rated provisions increased the loss and loss expense ratio by 2.1 percentage points. Thus, the loss and loss expense ratio for that loss year was 60.2%.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,005.7	$869.3
Incurred related to:
Current period non-catastrophe	80.6	69.6
Current period property catastrophe	—	—
Prior period non-catastrophe	(25.8)	(25.6)
Prior period property catastrophe	0.3	(1.9)

Total incurred	$55.1	$42.1
Paid related to:
Current period non-catastrophe	7.7	3.0
Current period property catastrophe	—	—
Prior period non-catastrophe	49.9	23.9
Prior period property catastrophe	1.1	4.2

Total paid	$58.7	$31.1
Net reserve for losses and loss expenses, September 30	1,002.1	880.3
Losses and loss expenses recoverable	380.1	340.7

Reserve for losses and loss expenses, September 30	$1,382.2	$1,221.0

     Acquisition costs. Acquisition costs increased by $3.8 million, or 26.6%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio increased to 13.9% for the three months ended September 30, 2010 from 12.9% for the same period in 2009.
     General and administrative expenses. General and administrative expenses increased by $5.9 million, or 22.8%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in general and administrative expenses was primarily due to increased salary and related costs including the $2.0 million increase in expense for the Darwin LTIP. The increase in the general and administrative expense ratio from 23.2% for the three months ended September 30, 2009 to 24.5% for the same period in 2010 was primarily the result of the increase in expense for the Darwin LTIP.
Comparison of Nine Months Ended September 30, 2010 and 2009
     Premiums. Gross premiums written increased by $27.3 million, or 5.4%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to higher volume from new products and increased underwriting staff where we believe profitable underwriting opportunities exist. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition, particularly for public directors and officers liability products in our professional liability line of business.
     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
			($ in millions)
Professional liability	$149.0	$145.3	$3.7	2.5%
Healthcare	127.5	128.4	(0.9)	(0.7)
General casualty	108.0	93.6	14.4	15.4
Programs	81.9	79.9	2.0	2.5
General property	59.9	58.5	1.4	2.4
Other	6.7	—	6.7	n/a

	$533.0	$505.7	$27.3	5.4%

     Net premiums written increased by $37.4 million, or 10.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in net premiums written was primarily due to higher gross premiums written, as well as a reduction of premiums ceded. The reduction in premiums ceded was primarily due to lower cessions in our general casualty and general property lines of business, as well as the commutation and adjustment of certain variable-rated reinsurance contracts that have swing-rated provisions. Overall, we ceded 23.6% of gross premiums written for the nine months ended September 30, 2010 compared to 26.9% for the nine months ended September 30, 2009. The decrease in the cession percentage was primarily due to the reduction of premiums ceded related to the commutation of the swing-rated reinsurance contracts. Excluding the impact of the commutation, we ceded 25.3% of gross premiums written during the nine months ended September 30, 2010.
     Net premiums earned increased $56.6 million, or 17.3%, primarily due to the growth of our U.S. insurance operations during 2009 and during the first nine months of 2010 and $9.3 million from the commutation, which was fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $79.7 million, or 55.7%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in net losses and loss expenses was primarily due to current year losses from a power plant explosion and floods of $15.0 million, as well as the reduction of ceded IBNR for the commutation of the swing-rated reinsurance contracts and lower net favorable reserve development recognized.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $50.1 million during the nine months ended September 30, 2010 compared to net favorable reserve development of $55.6 million for the nine months ended September 30, 2009, as shown in the tables below. The $50.1 million of net favorable reserve development excludes the impact of the commutation of the swing-rated reinsurance contracts of $8.9 million discussed above. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$—	$—	$(0.8)	$(9.5)	$(3.0)	$(1.0)	$(1.3)	$1.8	$(13.8)
Healthcare	(1.1)	(1.0)	(2.2)	(6.4)	(0.6)	(0.8)	(0.4)	(1.8)	(14.3)
General casualty	—	(1.3)	(21.2)	(2.5)	—	(1.0)	3.6	—	(22.4)
General property	—	(0.2)	0.8	(1.6)	(0.2)	1.5	(1.3)	—	(1.0)
Programs	—	—	—	—	0.1	1.9	—	(0.6)	1.4

	$(1.1)	$(2.5)	$(23.4)	$(20.0)	$(3.7)	$0.6	$0.6	$(0.6)	$(50.1)

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Professional liability	$—	$—	$(2.0)	$(1.8)	$8.4	$7.8	$8.3	$20.7
Healthcare	(1.1)	(0.2)	(9.0)	(8.0)	(4.3)	(3.4)	(5.7)	(31.7)
General casualty	(3.7)	(19.4)	(11.1)	—	2.8	0.1	5.3	(26.0)
General property	(1.6)	(1.6)	(4.5)	(3.7)	(1.2)	(0.4)	1.9	(11.1)
Programs	—	—	—	(0.5)	(2.0)	(0.4)	(4.6)	(7.5)

	$(6.4)	$(21.2)	$(26.6)	$(14.0)	$3.7	$3.7	$5.2	$(55.6)

     The loss and loss expense ratio for the nine months ended September 30, 2010 was 57.9% compared to 43.6% for the nine months ended September 30, 2009. Net favorable reserve development recognized and the impact of the commutation adjustment to ceded IBNR during the nine months ended September 30, 2010 decreased the loss and loss expense ratio by 12.5 percentage points. Thus, the loss and loss expense ratio for the current loss year was 70.4%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2009 decreased the loss and loss expense ratio by 17.0 percentage points. In addition, during the nine months ended September 30, 2009, the $6.0 million reduction in premiums ceded for the variable-rated reinsurance contracts that have swing-rated provisions reduced the loss and loss expense ratio by 1.1 percentage points. Thus, the loss and loss expense ratio for that loss year was 61.7%. The increase in the loss and loss expense ratio for the current loss year was primarily due to losses from a power plant explosion and floods of $15.0 million. These losses contributed 4.0 percentage points to the current loss year’s loss and loss expense ratio, after adjusting for the $9.3 million impact to ceded earned premium of the commuted swing-rated reinsurance contracts previously discussed.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$901.9	$819.4
Incurred related to:
Commutation of variable-rated reinsurance contracts	8.9	—
Current period non-catastrophe	264.0	198.7
Current period property catastrophe	—	—
Prior period non-catastrophe	(51.4)	(57.6)
Prior period property catastrophe	1.3	2.0

Total incurred	$222.8	$143.1
Paid related to:
Current period non-catastrophe	10.7	5.5
Current period property catastrophe	—	—
Prior period non-catastrophe	107.2	64.4
Prior period property catastrophe	4.7	12.3

Total paid	$122.6	$82.2
Net reserve for losses and loss expenses, September 30	1,002.1	880.3
Losses and loss expenses recoverable	380.1	340.7

Reserve for losses and loss expenses, September 30	$1,382.2	$1,221.0

     Acquisition costs. Acquisition costs increased by $8.6 million, or 20.3%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio was 13.2% for the nine months ended September 30, 2010 compared to 12.9% for the nine months ended September 30, 2009.
     General and administrative expenses. General and administrative expenses increased by $6.3 million, or 7.6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in general and administrative expenses was due to higher salary and related costs from increased headcount offset by the reduction in the Darwin LTIP of $4.8 million. The decrease in the general and administrative expense ratio from 25.4% for the nine months ended September 30, 2009 to 23.3% for the same period in 2010 was primarily the result of the increase in net premiums earned.
International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in millions)
Revenues
Gross premiums written	$100.9	$107.8	$389.9	$425.7
Net premiums written	65.5	69.9	245.1	275.1
Net premiums earned	80.6	97.7	257.0	320.7
Expenses
Net losses and loss expenses	$11.1	$28.3	$133.1	$141.6
Acquisition costs	—	0.5	—	3.2
General and administrative expenses	22.8	19.9	67.3	58.6
Underwriting income	46.7	49.0	56.6	117.3
Ratios
Loss and loss expense ratio	13.7%	29.0%	51.8%	44.2%
Acquisition cost ratio	0.0%	0.5%	0.0%	1.0%
General and administrative expense ratio	28.3%	20.3%	26.2%	18.3%
Expense ratio	28.3%	20.8%	26.2%	19.3%
Combined ratio	42.0%	49.8%	78.0%	63.5%
Comparison of Three Months Ended September 30, 2010 and 2009
     Premiums. Gross premiums written decreased by $6.9 million, or 6.4%, for the three months ended September 30, 2010 compared to the same period in 2009. The decrease in gross premiums written was due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)
Professional liability	$35.6	$36.5	$(0.9)	(2.5)%
General property*	25.2	26.8	(1.6)	(6.0)
General casualty	22.4	26.2	(3.8)	(14.5)
Healthcare	17.7	18.3	(0.6)	(3.3)

	$100.9	$107.8	$(6.9)	(6.4)%

*	Includes our energy line of business.
     Net premiums written decreased $4.4 million, or 6.3%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in net premiums written was primarily due to the decrease in gross premiums written. We ceded to reinsurers 35.0% of gross premiums written for the three months ended September 30, 2010 compared to 35.1% for the three months ended September 30, 2009. Net premiums earned decreased $17.1 million, or 17.5%, primarily due to lower net premiums written during 2009 and for the first nine months of 2010.
     Net losses and loss expenses. Net losses and loss expenses decreased by $17.2 million, or 60.8%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized and a reduction in business written partially offset by higher attritional loss activity in the current period. During the three months ended September 30, 2010, we incurred net losses and loss expenses of $16.0 million from a gas line explosion and the New Zealand earthquake. No comparable events occurred during the three months ended September 30, 2009. The loss from the gas line explosion was incurred in our general casualty line of business. Overall, our international insurance segment recorded net favorable reserve development of $60.8 million during the three months ended September 30, 2010 compared to net favorable reserve development of $42.7 million for the three months ended September 30, 2009, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General property	$—	$0.1	$0.1	$(2.3)	$0.3	$0.1	$(11.1)	$(0.1)	$(12.9)
Professional liability	—	(1.3)	(3.2)	(11.2)	(3.5)	—	—	—	(19.2)
General casualty	2.0	(1.1)	(2.7)	(12.0)	(1.8)	(4.6)	—	—	(20.2)
Healthcare	(0.1)	(0.2)	(0.4)	(0.5)	(7.3)	—	—	—	(8.5)

	$1.9	$(2.5)	$(6.2)	$(26.0)	$(12.3)	$(4.5)	$(11.1)	$(0.1)	$(60.8)

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
General property	$—	$—	$(1.0)	$0.5	$(1.3)	$(2.1)	$(8.0)	$(11.9)
Professional liability	—	(0.2)	(2.5)	(14.8)	—	—	—	(17.5)
General casualty	(0.1)	(0.6)	(1.4)	(1.3)	(2.6)	—	—	(6.0)
Healthcare	(0.1)	—	(0.3)	(6.9)	—	—	—	(7.3)

	$(0.2)	$(0.8)	$(5.2)	$(22.5)	$(3.9)	$(2.1)	$(8.0)	$(42.7)

     The loss and loss expense ratio for the three months ended September 30, 2010 was 13.7%, compared to 29.0% for the three months ended September 30, 2009. The net favorable reserve development recognized during the three months ended September 30, 2010 decreased the loss and loss expense ratio by 75.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 89.1%. Comparatively, the net favorable reserve development recognized during the three months ended September 30, 2009 decreased the loss and loss expense ratio by 43.7 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 72.7%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $16.0 million noted previously, which occurred during the three months ended September 30, 2010 and contributed 19.9 percentage points to the current year’s losses and loss expense ratio.
     Net paid losses for the three months ended September 30, 2010 and 2009 were $64.8 million and $43.3 million, respectively. The increase in net paid losses was primarily due to net paid losses on current year catastrophe losses.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,782.8	$1,830.8
Incurred related to:
Current period non-catastrophe	71.4	71.0
Current period property catastrophe	0.5	—
Prior period non-catastrophe	(55.4)	(42.9)
Prior period property catastrophe	(5.4)	0.2

Total incurred	$11.1	$28.3
Paid related to:
Current period non-catastrophe	3.7	4.9
Current period property catastrophe	17.0	—
Prior period non-catastrophe	42.5	27.1
Prior period property catastrophe	1.6	11.3

Total paid	$64.8	$43.3
Foreign exchange revaluation	7.9	3.7

Net reserve for losses and loss expenses, September 30	1,737.0	1,819.5
Losses and loss expenses recoverable	559.8	571.6

Reserve for losses and loss expenses, September 30	$2,296.8	$2,391.1

     Acquisition costs. Acquisition costs decreased to slightly less than nil for the three months ended September 30, 2010 from positive $0.5 million for the three months ended September 30, 2009. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased from 0.5% for the three months ended September 30, 2009 to 0.0% for the three months ended September 30, 2010.
     General and administrative expenses. General and administrative expenses increased $2.9 million, or 14.6%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs, including stock-based compensation. The general and administrative expense ratios for the three months ended September 30, 2010 and 2009 were 28.3% and 20.3%, respectively. The increase was due to higher general and administrative expense relative to lower net premiums earned.
Comparison of Nine Months Ended September 30, 2010 and 2009
     Premiums. Gross premiums written decreased by $35.8 million, or 8.4%, for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in gross premiums written was due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment.
     The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
		($ in millions)
General property*	$124.6	$143.5	$(18.9)	(13.2)%
Professional liability	113.3	124.7	(11.4)	(9.1)
General casualty	99.2	107.6	(8.4)	(7.8)
Healthcare	52.8	49.9	2.9	5.8

	$389.9	$425.7	$(35.8)	(8.4)%

*	Includes our energy line of business.

     Net premiums written decreased $30.0 million, or 10.9%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in net premiums written was primarily due to the decrease in gross premiums written partially offset by lower premiums ceded on our property catastrophe reinsurance coverage. We ceded to reinsurers 37.1% of gross premiums written for the nine months ended September 30, 2010 compared to 35.4% for the nine months ended September 30, 2009. The increase is primarily due to increased cessions on our general casualty and professional liability lines of business. Net premiums earned decreased $63.7 million, or 19.9%, primarily due to lower net premiums written during 2009 and for the first nine months of 2010.
     Net losses and loss expenses. Net losses and loss expenses decreased by $8.5 million, or 6.0%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in net losses and loss expenses was primarily due to higher net favorable reserve development recognized partially offset by higher loss activity in the current period. During the nine months ended September 30, 2010, we experienced net losses and loss expenses of $100.4 million from a number of earthquakes, explosions and other weather related events. Overall, our international insurance segment recorded net favorable reserve development of $141.5 million during the nine months ended September 30, 2010 compared to net favorable reserve development of $90.1 million for the nine months ended September 30, 2009, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General property	$—	$(0.1)	$(0.2)	$(4.6)	$(5.4)	$(5.9)	$(25.7)	$4.2	$(37.7)
Professional liability	—	(5.1)	(2.6)	(31.9)	4.4	—	—	—	(35.2)
General casualty	4.8	(3.2)	(17.0)	(24.5)	(8.0)	(6.1)	11.3	—	(42.7)
Healthcare	(0.3)	(0.9)	(1.2)	(8.9)	(14.6)	—	—	—	(25.9)

	$4.5	$(9.3)	$(21.0)	$(69.9)	$(23.6)	$(12.0)	$(14.4)	$4.2	$(141.5)

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
General property	$(0.3)	$(0.9)	$(2.8)	$(2.1)	$(3.1)	$(7.3)	$12.3	$(4.2)
Professional liability	—	(0.4)	(17.5)	(27.7)	—	—	0.2	(45.4)
General casualty	(5.0)	(17.3)	(17.4)	(0.5)	21.1	0.1	0.1	(18.9)
Healthcare	(0.4)	(1.3)	(5.9)	(14.0)	—	—	—	(21.6)

	$(5.7)	$(19.9)	$(43.6)	$(44.3)	$18.0	$(7.2)	$12.6	$(90.1)

     The loss and loss expense ratio for the nine months ended September 30, 2010 was 51.8%, compared to 44.2% for the nine months ended September 30, 2009. The net favorable reserve development recognized during the nine months ended September 30, 2010 decreased the loss and loss expense ratio by 55.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 106.9%. Comparatively, the net favorable reserve development recognized during the nine months ended September 30, 2009 decreased the loss and loss expense ratio by 28.1 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 72.3%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $100.4 million noted above, which occurred during the nine months ended September 30, 2010 and contributed 39.1 percentage points to the current year’s loss and loss expense ratio.
     Net paid losses for the nine months ended September 30, 2010 and 2009 were $184.9 million and $127.2 million, respectively. The increase in net paid losses was primarily due to several large loss payments in our general casualty and professional liability lines of business and net paid losses for current year catastrophe losses.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,790.1	$1,797.0
Incurred related to:
Current period non-catastrophe	224.1	231.7
Current period property catastrophe	50.5	—
Prior period non-catastrophe	(131.9)	(88.5)
Prior period property catastrophe	(9.6)	(1.6)

Total incurred	$133.1	$141.6
Paid related to:
Current period non-catastrophe	12.4	6.5
Current period property catastrophe	35.9	—
Prior period non-catastrophe	126.0	92.0
Prior period property catastrophe	10.6	28.7

Total paid	$184.9	$127.2
Foreign exchange revaluation	(1.3)	8.1

Net reserve for losses and loss expenses, September 30	1,737.0	1,819.5
Losses and loss expenses recoverable	559.8	571.6

Reserve for losses and loss expenses, September 30	$2,296.8	$2,391.1

     Acquisition costs. Acquisition costs decreased $3.2 million, or 100.0%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The acquisition cost ratio decreased from 1.0% for the nine months ended September 30, 2009 to 0.0% for the nine months ended September 30, 2010.
     General and administrative expenses. General and administrative expenses increased $8.7 million, or 14.8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs, including stock-based compensation. The general and administrative expense ratios for the nine months ended September 30, 2010 and 2009 were 26.2% and 18.3%, respectively, due to higher general and administrative expense relative to lower net premiums earned.
Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in millions)
Revenues
Gross premiums written	$96.3	$124.4	$453.6	$442.8
Net premiums written	96.2	124.4	452.9	442.4
Net premiums earned	129.3	119.5	375.2	337.8
Expenses
Net losses and loss expenses	$60.8	$66.1	$192.0	$177.9
Acquisition costs	23.9	21.8	69.8	65.2
General and administrative expenses	15.3	11.7	44.5	34.4
Underwriting income	29.3	19.9	68.9	60.3
Ratios
Loss and loss expense ratio	47.0%	55.3%	51.2%	52.7%
Acquisition cost ratio	18.5%	18.2%	18.6%	19.3%
General and administrative expense ratio	11.8%	9.8%	11.9%	10.2%
Expense ratio	30.3%	28.0%	30.5%	29.5%
Combined ratio	77.3%	83.3%	81.7%	82.2%
Comparison of Three Months Ended September 30, 2010 and 2009
     Premiums. Gross premiums written decreased by $28.1 million, or 22.6%, for the three months ended September 30, 2010 compared to the same period in 2009. The decrease in gross premiums written was primarily due to the timing of renewals of two treaties, a quota share reinsurance treaty for $23.6 million in our property reinsurance line of business and a quota share reinsurance treaty for $10.9 million in our professional liability reinsurance line of business. The property reinsurance treaty was originally bound during in the third quarter of 2009 for $9.0 million and expired on November 30, 2009. The renewed treaty is effective from January 1, 2010 to December 31, 2010. The professional liability reinsurance treaty was previously written in the third quarter of 2009 for $16.5 million and was renewed in the second quarter of 2010 for $10.9 million. Also contributing to these decreases were the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and increased cedent retention partially offset by new business written.
     During the three months ended September 30, 2010, our Bermuda, U.S., Singapore and European reinsurance operations had gross premiums written of $44.5 million, $43.7 million, $4.2 million and $3.9 million, respectively. During the three months ended September 30, 2009, our Bermuda, U.S., Singapore and European reinsurance operations had gross premiums written of $47.0 million, $75.7 million, nil, and $1.7 million, respectively.
     The table below illustrates our gross premiums written by line of business for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
		($ in millions)
General casualty reinsurance	$30.3	$42.9	$(12.6)	(29.4)%
International reinsurance	21.7	13.1	8.6	65.6
Property reinsurance	19.2	28.6	(9.4)	(32.9)
Professional liability reinsurance	12.6	28.5	(15.9)	(55.8)
Specialty reinsurance	6.7	4.4	2.3	52.3
Facultative reinsurance	5.8	6.9	(1.1)	(15.9)

	$96.3	$124.4	$(28.1)	(22.6)%

     Net premiums written decreased by $28.3 million, or 22.7%, which is consistent with the decrease in gross premiums written. Net premiums earned increased $9.8 million, or 8.2%, due to the increase in net premiums written during 2009 and the first nine months of 2010. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses decreased by $5.3 million, or 8.0%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in net losses and loss expenses is primarily due to higher net favorable prior year reserve development recognized during the three months ended September 30, 2010 compared to the same period in 2009, as well as $6.0 million of net favorable current year reserve development, partially offset by net losses from the New Zealand earthquake of $9.0 million and the growth of the reinsurance operations. Overall, our reinsurance segment recorded net favorable prior year reserve development of $15.1 million and $3.3 million during the three months ended September 30, 2010 and 2009, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$(0.1)	$(0.5)	$(0.7)	$(1.0)	$(0.8)	$(0.3)	$—	$—	$(3.4)
International reinsurance	(0.1)	(0.1)	(0.1)	(0.4)	(0.4)	1.1	2.4	0.6	3.0
General casualty reinsurance	—	(0.1)	0.4	(5.2)	(0.8)	(0.6)	(0.1)	—	(6.4)
Professional liability reinsurance	(0.3)	0.6	0.5	(3.7)	(3.7)	(0.5)	(0.3)	—	(7.4)
Specialty reinsurance	—	—	(0.3)	(0.6)	—	—	—	—	(0.9)
Facultative reinsurance	—	(0.3)	0.1	0.2	—	—	—	—	0.0

	$(0.5)	$(0.4)	$(0.1)	$(10.7)	$(5.7)	$(0.3)	$2.0	$0.6	$(15.1)

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Property reinsurance	$—	$—	$—	$0.7	$—	$—	$1.0	$1.7
International reinsurance	(0.2)	(0.5)	(0.3)	(0.2)	—	—	—	(1.2)
General casualty reinsurance	(0.4)	(1.7)	(1.9)	(2.1)	(0.3)	—	—	(6.4)
Professional liability reinsurance	(2.2)	(2.5)	(2.9)	(0.2)	—	8.1	3.5	3.8
Specialty reinsurance	—	—	(0.4)	0.6	—	—	—	0.2
Facultative reinsurance	—	(0.4)	(1.0)	—	—	—	—	(1.4)

	$(2.8)	$(5.1)	$(6.5)	$(1.2)	$(0.3)	$8.1	$4.5	$(3.3)

     The loss and loss expense ratio for the three months ended September 30, 2010 was 47.0%, compared to 55.3% for the three months ended September 30, 2009. Net favorable reserve development recognized during the three months ended September 30, 2010 reduced the loss and loss expense ratio by 11.7 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 58.7%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2009 reduced the loss and loss expense ratio by 2.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 58.1%.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,199.5	$1,103.9
Incurred related to:
Current period non-catastrophe	76.4	69.4
Current period property catastrophe	(0.5)	—
Prior period non-catastrophe	(14.9)	(4.9)
Prior period property catastrophe	(0.2)	1.6

Total incurred	$60.8	$66.1
Paid related to:
Current period non-catastrophe	8.9	2.7
Current period property catastrophe	0.1	—
Prior period non-catastrophe	39.5	30.1
Prior period property catastrophe	1.1	1.4

Total paid	$49.6	$34.2
Net reserve for losses and loss expenses, September 30	1,210.7	1,135.8
Losses and loss expenses recoverable	0.1	1.7

Reserve for losses and loss expenses, September 30	$1,210.8	$1,137.5

     Acquisition costs. Acquisition costs increased by $2.1 million, or 9.6%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of higher net premiums earned. The acquisition cost ratio was 18.5% for the three months ended September 30, 2010, compared to 18.2% for the three months ended September 30, 2009.
     General and administrative expenses. General and administrative expenses increased $3.6 million, or 30.8%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs included stock-based compensation. The 2.0 percentage point increase in the general and administrative expense ratio from 9.8% for the three months ended September 30, 2009 to 11.8% for the three months ended September 30, 2010 was due to higher general and administrative expenses partially offset by higher net premiums earned.
Comparison of Nine Months Ended September 30, 2010 and 2009
     Premiums. Gross premiums written increased by $10.8 million, or 2.4%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to increased writings in our property and international reinsurance lines of business with the build out of our London and Singapore offices, including business written through Syndicate 2232. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and increased cedent retention.
     During the nine months ended September 30, 2010, our Bermuda, U.S., Singapore and European reinsurance operations had gross premiums written of $194.2 million, $215.2 million, $13.7 million, and $30.5 million, respectively. During the nine months ended September 30, 2009, our Bermuda, U.S., Singapore and European reinsurance operations had gross premiums written of $180.8 million, $245.2 million, nil and $16.8 million, respectively.
The table below illustrates our gross premiums written by line of business for the nine months ended September 30, 2010 and 2009.

	Nine months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
		($ in millions)
Property reinsurance	$132.9	$100.0	$32.9	32.9%
General casualty reinsurance	119.6	146.1	(26.5)	(18.1)
International reinsurance	89.8	74.9	14.9	19.9
Professional liability reinsurance	72.7	85.2	(12.5)	(14.7)
Specialty reinsurance	26.7	23.6	3.1	13.1
Facultative reinsurance	11.9	13.0	(1.1)	(8.5)

	$453.6	$442.8	$10.8	2.4%

     Net premiums written increased by $10.5 million, or 2.4%, which is consistent with the increase in gross premiums written. Net premiums earned increased $37.4 million, or 11.1%, due to the increase in net premiums written.
     Net losses and loss expenses. Net losses and loss expenses increased by $14.1 million, or 7.9%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in net losses and loss expenses was primarily due to the growth of the reinsurance operations and higher loss activity of $29.0 million from a number of earthquakes and other weather related events, partially offset by higher net favorable prior year reserve development and $6.0 million of net favorable current year reserve development. Overall, our reinsurance segment recorded net favorable prior year reserve development of $47.8 million and $24.6 million during the nine months ended September 30, 2010 and 2009, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$(0.1)	$(0.5)	$(0.7)	$(2.4)	$(0.8)	$(0.3)	$0.7	$(7.5)	$(11.6)
International reinsurance	(0.1)	(0.3)	(0.3)	(0.6)	(0.4)	(0.4)	2.4	0.4	0.7
General casualty reinsurance	(0.1)	(0.1)	(4.7)	(8.9)	(1.4)	(0.7)	(0.1)	—	(16.0)
Professional liability reinsurance	(0.6)	(1.1)	(6.3)	(6.5)	(4.2)	(0.7)	(0.3)	—	(19.7)
Specialty reinsurance	—	—	(0.4)	(0.1)	—	(0.4)	(2.9)	—	(3.8)
Facultative reinsurance	(0.1)	0.5	2.4	(0.2)	—	—	—	—	2.6

	$(1.0)	$(1.5)	$(10.0)	$(18.7)	$(6.8)	$(2.5)	$(0.2)	$(7.1)	$(47.8)

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Property reinsurance	$—	$0.3	$(0.8)	$3.4	$—	$(5.3)	$(0.4)	$(2.8)
International reinsurance	(0.2)	(0.5)	1.0	(0.1)	—	0.7	(0.9)	—
General casualty reinsurance	(0.6)	(4.6)	(5.3)	(3.2)	(0.4)	—	—	(14.1)
Professional liability reinsurance	(2.4)	(5.3)	(6.4)	(1.1)	(0.2)	8.1	3.5	(3.8)
Specialty reinsurance	—	—	(0.9)	1.2	—	—	—	0.3
Facultative reinsurance	—	(4.1)	(0.1)	—	—	—	—	(4.2)

	$(3.2)	$(14.2)	$(12.5)	$0.2	$(0.6)	$3.5	$2.2	$(24.6)

     The loss and loss expense ratio for the nine months ended September 30, 2010 was 51.2%, compared to 52.7% for the nine months ended September 30, 2009. Net favorable prior year reserve development recognized during the nine months ended September 30, 2010 reduced the loss and loss expense ratio by 12.7 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 63.9%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2009 reduced the loss and loss expense ratio by 7.3 percentage points. Thus, the loss and loss expense ratio related to that loss year was 60.0%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $29.0 million noted above, which contributed 7.7 percentage points to the current loss year’s loss and loss expense ratio.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the nine months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2010	2009
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,149.8	$1,072.1
Incurred related to:
Current period non-catastrophe	225.3	202.6
Current period property catastrophe	14.5	—
Prior period non-catastrophe	(46.2)	(25.8)
Prior period property catastrophe	(1.6)	1.2

Total incurred	$192.0	$178.0
Paid related to:
Current period non-catastrophe	11.4	3.5
Current period property catastrophe	0.5	—
Prior period non-catastrophe	115.5	97.5
Prior period property catastrophe	3.7	13.3

Total paid	$131.1	$114.3
Net reserve for losses and loss expenses, September 30	1,210.7	1,135.8
Losses and loss expenses recoverable	0.1	1.7

Reserve for losses and loss expenses, September 30	$1,210.8	$1,137.5

     Acquisition costs. Acquisition costs increased by $4.6 million, or 7.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily as a result of higher net premiums earned. The acquisition cost ratio was 18.6% for the nine months ended September 30, 2010, compared to 19.3% for the nine months ended September 30, 2009. The decrease in the acquisition cost ratio is due to more business written on an excess-of-loss basis, which typically carries a lower acquisition cost ratio than quota share business.
     General and administrative expenses. General and administrative expenses increased $10.1 million, or 29.4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs included stock-based compensation. The 1.7 percentage point increase in the general and administrative expense ratio from 10.2% for the nine months ended September 30, 2009 to 11.9% for the nine months ended September 30, 2010 was due to higher general and administrative expenses partially offset by higher net premiums earned.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses by segment as of September 30, 2010 and December 31, 2009 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	($ in millions)
Case reserves	$292.1	$268.1	$543.4	$570.4	$346.3	$313.5	$1,181.8	$1,152.0
IBNR	1,090.1	985.6	1,753.4	1,786.0	864.5	838.2	3,708.0	3,609.8

Reserve for losses and loss expenses	1,382.2	1,253.7	2,296.8	2,356.4	1,210.8	1,151.7	4,889.8	4,761.8
Reinsurance recoverables	(380.1)	(351.8)	(559.8)	(566.3)	(0.1)	(1.9)	(940.0)	(920.0)

Net reserve for losses and loss expenses	$1,002.1	$901.9	$1,737.0	$1,790.1	$1,210.7	$1,149.8	$3,949.8	$3,841.8

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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2010:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,382.2	$1,127.9	$1,510.4
International insurance	2,296.8	1,719.2	2,651.7
Reinsurance	1,210.8	920.8	1,440.3

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(2)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,002.1	$798.2	$1,081.8
International insurance	1,737.0	1,291.4	2,011.0
Reinsurance	1,210.7	915.7	1,433.4

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,036.5 million and the consolidated high estimate is $5,333.8 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,228.0 million and the consolidated high estimate is $4,303.4 million.
     Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves. While we believe our approach to determine the range of loss and loss expense is reasonable, there are no assurances that actual loss experience will be within the ranges of loss and loss expense noted above.
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
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of September 30, 2010 and December 31, 2009:

	Reinsurance Recoverable
	As of	As of
	September 30,	December 31 ,
	2010	2009
	($ in millions)
Ceded case reserves	$237.3	$266.5
Ceded IBNR reserves	702.7	653.5

Reinsurance recoverable	$940.0	$920.0

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 95% of ceded reserves as of September 30, 2010 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of September 30, 2010, our shareholders’ equity was $3.3 billion, a 4.0% increase compared to $3.2 billion as of December 31, 2009. The increase was primarily the result of net income for the nine months ended September 30, 2010 of $572.2 million, driven primarily by strong investment returns.
     Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal, interest and/or dividend payments on its senior notes and common shares.
     In May 2010, the board of directors of Holdings authorized the company to repurchase up to $500 million of Holdings’ common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. At any time, the repurchase program may be modified, extended or terminated by the board of directors. As part of the share repurchase program, we entered into a rule 10b5-1 repurchase plan that enables us to complete share repurchases during trading blackout periods. During the three and nine months ended September 30, 2010, we repurchased through open-market purchases 2,318,285 shares and 3,399,326 shares at a total cost of $115.9 million and $165.0 million, for an average price of $50.00 per share and $48.54 per share, respectively. We have classified these repurchased shares as “Treasury shares, at cost” on the consolidated balance sheets.
     On August 6, 2010, we repurchased 5,000,000 of our common shares for $250.0 million, or $50.00 per share, in a privately negotiated transaction from GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc. and founding shareholders of our company. The shares repurchased were not cancelled and were classified as treasury shares. On August 13, 2010, we repurchased a warrant owned by Chubb in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 common shares for $34.20 per share. We repurchased the warrant for an aggregate purchase price of $32.8 million. After this repurchase, Chubb has no warrants remaining and no other disclosed equity interest in the Company. The repurchase of the warrants was recognized as a reduction in shareholders’ equity. Both of the aforementioned transactions were funded using available cash on hand and were executed separately from the $500 million share repurchase program discussed above.
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
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Facility”) with a syndication of lenders. The Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Facility will be used for general corporate purposes and to issue standby letters of credit. The Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least “A-” under the Unsecured Facility and of at least “B++” under the Secured Facility. As of September 30, 2010, we had a consolidated indebtedness to total capitalization of 0.14 to 1.0 and all of our insurance and reinsurance subsidiaries had a financial strength rating from A.M. Best of “A”. The Unsecured Facility required a minimum net worth as of September 30, 2010 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $3.2 billion as of September 30, 2010. Based on the results of these financial calculations, we were in compliance with all covenants under the Facility as of September 30, 2010.
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
     The following shows our trust accounts on deposit, as well as outstanding and remaining letters of credit facilities and the collateral committed to support the letters of credit facilities as of September 30, 2010 and December 31, 2009:

	As of	As of
	September 30,	December 31,
	2010	2009
	($ in millions)
Total trust accounts on deposit	$1,622.3	$1,025.5

Total letters of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit facilities	1,700.0	1,700.0

Total letters of credit facilities outstanding:
Citibank Europe plc	786.3	794.6
Credit Facility	197.5	376.7

Total letters of credit facilities outstanding	983.8	1,171.3

Total letters of credit facilities remaining:
Citibank Europe plc	113.7	105.4
Credit Facility(1)	602.5	423.3

Total letters of credit facilities remaining	716.2	528.7

Collateral committed to support the letter of credit facilities	$1,217.8	$1,208.3

(1)	Net of any borrowing or repayments under the Unsecured Facility.
     As of September 30, 2010, we had a combined unused letters of credit capacity of $716.2 million from the Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.
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
     Cash flows from operations for the nine months ended September 30, 2010 were $419.2 million compared to $567.2 million for the nine months ended September 30, 2009. The decrease in cash flows from operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to an increase in net paid losses of $114.9 million and an increase in insurance balances receivable primarily related to a funds held balance of $73.9 million for a property catastrophe reinsurance treaty entered into in 2010. The funds held balance can be used by the cedent to pay claims, if any. Any balance remaining after the expiry of the reinsurance treaty is returned to us.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to an increase in restricted cash. We had net cash flows from investing activities of $219.7 million for the nine months ended September 30, 2010 compared to net cash flows used in investing activities of $451.1 million for the nine months ended September 30, 2009. The increase in cash flows from investing activities was primarily due to higher proceeds from sales of our fixed maturity investments and utilizing those proceeds to repurchase our common shares.
     Cash flows used in financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt and the payment of dividends or the repayment of debt. Cash flows used in financing activities were $469.5 million for nine months ended September 30, 2010 compared to $443.3 million for the nine months ended September 30, 2009. During the first nine months of 2010, we paid dividends of $28.8 million, repurchased $415.0 million of our common shares and $32.8 million in warrants to purchase our common shares. In 2009, cash flows used in financing activities included dividends of $26.8 million, repayment of $243.7 million of a credit facility borrowing, and $177.0 million reduction in securities lending collateral.
     On November 4, 2010, our board of directors declared a quarterly dividend of $0.20 per common share, or approximately $8.5 million in aggregate, payable on November 26, 2010 to the shareholders of record as of November 15, 2010. On November 4, 2010, our board of directors also declared a contingent special dividend of $0.25 per common share related to the Redomestication. Under Swiss law, we do not expect to be able to pay a dividend until two months after our next annual meeting which is expected to take place in early May 2011. This special dividend will provide a dividend to shareholders for the interim period. This special dividend will be payable on November 26, 2010 to shareholders of record on November 15, 2010. We will only pay the special dividend if we receive the requisite shareholder approval of the proposed Redomestication and the other closing conditions set forth in the Proxy Statement are either waived or satisfied.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2010 and December 31, 2009, 95.8% and 97.6%, respectively, of our fixed income portfolio consisted of investment grade securities. As of September 30, 2010 and December 31, 2009, net accumulated unrealized gains on our available for sale fixed maturity investments were $111.8 million and $149.8 million, respectively. The reduction in the unrealized gains is primarily due to the adoption of ASU 2010-11, in which we elected to reclassify our mortgage-backed and asset-backed securities from available for sale to trading and as a result on July 1, 2010 we reclassified $41.9 million of net unrealized gains from “accumulated other comprehensive income” to “retained earnings” on the consolidated balance sheets. In addition, the decrease in net unrealized gains was due to selling certain available for sale securities during the nine months ended September 30, 2010 and reinvesting the proceeds in fixed maturity investments where mark-to-market changes are reflected in the consolidated income statement. We expect this trend to continue for the remainder of 2010. The maturity distribution of our fixed income portfolio (on a fair value basis) as of September 30, 2010 and December 31, 2009 was as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	($ in millions)
Due in one year or less	$290.9	$156.3
Due after one year through five years	3,400.2	3,221.7
Due after five years through ten years	572.5	1,166.9
Due after ten years	112.0	172.4
Mortgage-backed	1,749.6	1,721.3
Asset-backed	676.3	532.8

Total	$6,801.5	$6,971.4

     We have investments in various hedge funds, the market value of which was $328.3 million as of September 30, 2010. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund. See Note 4(d) “Investments – Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our hedge fund investments.
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
     The following were the financial strength ratings of all of our insurance and reinsurance subsidiaries as of November 1, 2010, except as noted below:

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
Off-Balance Sheet Arrangements
     As of September 30, 2010, we did not have any off-balance sheet arrangements.
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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical September 30, 2010 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,806.6	$7,767.0	$7,713.2	$7,632.9	$7,541.7	$7,449.7	$7,262.8
Market value change from base	173.7	134.1	80.3	0.0	(91.2)	(183.2)	(370.1)
Change in unrealized appreciation/(depreciation)	2.3%	1.8%	1.1%	0.0%	(1.2)%	(2.4)%	(4.9)%
     Historically, our interest rate sensitivity table shows reasonably similar changes in price (in percentage terms) for a specific change in interest rates, with the price increase from a certain decrease in rates similar in magnitude to the price decrease for a similar increase in rates. However, that trend did not continue as of September 30, 2010. As outlined in the table above, the price increase from a theoretical 200 basis point decline in yields is less than half of the price decrease from a 200 basis point increase in rates. This is directly attributable to the low level of absolute interest rates as of September 30, 2010. It is our belief that United States Treasury securities are unlikely to be priced to yield below zero (negative yields). Therefore, while the table shows rate declines of 50, 100 and 200 basis points, when securities become priced to yield zero, they no longer appreciate in value beyond what is implied by higher levels of yield declines. This “zero yield floor” creates price change asymmetry, meaning that bonds can decline in price due to an increase in yields but cannot increase in price by a similar amount given that applying that yield decrease to September 30, 2010 yield levels would result in negative yields.
     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical September 30, 2010 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$6,082.3	$5,925.0	$5,846.4	$5,767.7	$5,688.1	$5,610.5	$5,453.2
Market value change from base	314.5	157.3	78.6	0.0	(78.6)	(157.3)	(314.5)
Change in unrealized appreciation/(depreciation)	5.5%	2.7%	1.4%	0.0%	(1.4)%	(2.7)%	(5.5)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of September 30, 2010 we held assets totaling $6.8 billion of fixed income securities. Of those assets, approximately 4.2% were rated below investment grade (Ba1/BB+ or lower) with the remaining 95.8% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA by S&P.
     As of September 30, 2010 we held $2,540.0 million, or 31.5%, of our total investments and cash and cash equivalents in corporate bonds, $1,244.0 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standards & Poor’s.
     As of September 30, 2010, we held $1,749.6 million, or 21.6%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 13.8%, 5.2% and 2.6%, respectively, of our total investments and cash and cash equivalents. In addition, 99.8% of our commercial mortgage-backed securities and 64.5% of our core non-agency residential mortgage-backed securities, were rated “AAA” by Standard & Poor’s and Fitch as of September 30, 2010. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.

     Additionally as of September 30, 2010, we held $246.0 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,749.6 million referenced in the preceding paragraph. As of September 30, 2010, 89.8% of those assets were rated below investment grade, and the average credit rating of this below investment grade portfolio was CCC+ by S&P.
     As of September 30, 2010, we held investments in hedge funds with a fair value of $328.3 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
     As of September 30, 2010, we held investments in equity securities with a fair value of $121.7 million. As holders of equity securities, we have exposure to pricing risk. We minimize our exposure to pricing risk by limiting our overall portfolio of equity securities and investing in what we believe to be high credit quality investments.
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
     As of September 30, 2010 and 2009, less than 2% of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written during the nine months ended September 30, 2010 and 2009, approximately 11% and 10% was written in currencies other than the U.S. dollar, respectively. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in approximately 90 days from purchase.
     Our foreign exchange loss/gain for the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009 are set forth in the chart below.

	Nine months		Year
	Ended		Ended
	September 30,		December 31
	2010	2009	2009
	($ in millions)
Realized exchange (loss) gain	$(6.1)	$2.0	$5.9
Unrealized exchange gain (loss)	5.8	(1.3)	(6.6)

Foreign exchange (loss) gain	$(0.3)	$0.7	$(0.7)

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2009 Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2009 Form 10-K. However, investors are urged to carefully consider the “Risk Factors” section of the Proxy Statement for a discussion of risks solely related to the redomestication of our group holding company’s place of incorporation from Bermuda to Switzerland (as opposed to risks associated with our underlying business). The risks described in our 2009 Form 10-K and the Proxy Statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes our repurchases of our common shares during the three months ended September 30, 2010:

			Total Number of		Maximum Dollar Value
			Shares Purchased as		(or Approximate Dollar
			Part of Publicly		Value) of Shares that May
	Total Number of Shares	Average Price Paid	Announced Plans or		Yet be Purchased Under
Period	Purchased	per Share	Programs[1]		the Plans or Programs
July 1 – 31, 2010	855,987	$47.43	855,987		$410,307,127
August 1 – 31, 2010	5,881,971	50.02	881,971	[2]	366,100,215
September 1 – 30, 2010	580,327	53.61	580,327		334,990,908

Total	7,318,285	$50.00	2,318,285		$334,990,908

(1)	On May 6, 2010, our board of directors authorized us to repurchase up to $500 million of our common shares through a share repurchase program. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. This authorization is effective through May 3, 2012.

(2)	Does not include 5,000,000 of our common shares included in the “Total Number of Shares Purchased” column in the table above that we repurchased outside of the share repurchase program. On August 6, 2010, we entered into a repurchase agreement with certain GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc. and are our founding shareholders, pursuant to which we repurchased such common shares.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Other Information.
     None.
Item 5. Exhibits.

Exhibit
Number	Description
10.1(1)	Repurchase Agreement, dated as of August 6, 2010, by and among Allied World Assurance Company Holdings, Ltd and certain affiliates of The Goldman Sachs Group, Inc. named therein.

10.2(2)	Warrant Repurchase Agreement, dated as of August 13, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Chubb Corporation.

10.3†	Employment Agreement, dated as of July 1, 2010, by and between Newmarket Administrative Services, Inc. and John J. Gauthier.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 9, 2010.

(2)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 13, 2010.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, LTD

Dated: November 5, 2010	By: Name:	/s/ Scott A. Carmilani Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: November 5, 2010	By: Name:	/s/ Joan H. Dillard Joan H. Dillard
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1(1)	Repurchase Agreement, dated as of August 6, 2010, by and among Allied World Assurance Company Holdings, Ltd and certain affiliates of The Goldman Sachs Group, Inc. named therein.

10.2(2)	Warrant Repurchase Agreement, dated as of August 13, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Chubb Corporation.

10.3†	Employment Agreement, dated as of July 1, 2010, by and between Newmarket Administrative Services, Inc. and John J. Gauthier.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 9, 2010.

(2)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd, filed with the SEC on August 13, 2010.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.