Form 10-K
period 2010-12-31
Allied World Assurance Co Holdings, AG
filed 2011-03-01
CIK 1163348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32938

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
(Exact Name of Registrant as Specified in Its Charter)

Switzerland (State or Other Jurisdiction of Incorporation or Organization)	98-0681223 (I.R.S. Employer Identification No.)

Lindenstrasse 8, 6340 Baar, Zug, Switzerland
(Address of Principal Executive Offices and Zip Code)

41-41-768-1080
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value CHF 15.00 per share	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.3 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 21, 2011, 38,020,802 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 5, 2011 is incorporated in Part III of this Form 10-K.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

i

PART I

References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the terms “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to our “insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-K to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-K to Holdings’ “common shares” means its registered voting shares and non-voting participation certificates. For your convenience, we have included a glossary beginning on page 53 of selected insurance and reinsurance terms.

Item 1.	Business.

Overview

We are a Swiss-based specialty insurance and reinsurance company that underwrites a diversified portfolio of property and casualty lines of business through offices located in Bermuda, Hong Kong, Ireland, Singapore, Switzerland, the United Kingdom and the United States. For the year ended December 31, 2010, our U.S. insurance, international insurance and reinsurance segments accounted for 41.5%, 28.7% and 29.8%, respectively, of our total gross premiums written of $1,758.4 million. As of December 31, 2010, we had $10,427.6 million of total assets and $3,075.8 million of shareholders’ equity.

We were formed in Bermuda in November 2001. On December 1, 2010, Holdings became the ultimate parent company of Allied World Assurance Company Holdings, Ltd, the former publicly-traded Bermuda holding company (“Allied World Bermuda”), and its subsidiaries as a result of a redomestication effected pursuant to a scheme of arrangement under Bermuda law (the “Redomestication”).

Since our formation, we have focused primarily on the direct insurance markets. We offer our clients and producers significant capacity in both the direct property and casualty insurance markets as well as the reinsurance market.

Internationally, we first established a presence in Europe when Allied World Assurance Company (Europe) Limited was approved to carry on business in the European Union (“EU”) from its office in Ireland in October 2002 and from a branch office in London in May 2003. Allied World Assurance Company (Reinsurance) Limited was approved to write reinsurance in the EU from its office in Ireland in July 2003 and from a branch office in London, England in August 2004. In October 2008, we expanded our European presence when Allied World Assurance Company (Reinsurance) Limited opened a branch office in Zug, Switzerland to further penetrate the European market.

In July 2002, we established a presence in the United States when we acquired two insurance companies, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company. In recent years we have made substantial investments to expand our North American business, which has grown significantly since 2009 and which we expect will continue to grow in size and importance in the coming years. In February 2008, we acquired a U.S. reinsurance company we subsequently renamed Allied World Reinsurance Company, and we write our U.S. reinsurance business through this company. In October 2008, we acquired Darwin Professional Underwriters, Inc. and its subsidiaries (collectively, “Darwin”) to further expand our U.S. insurance platform. We currently have nine offices in the United States and we have recently become licensed in Canada.

In early 2010, we received approval from Lloyd’s of London (“Lloyd’s”) to establish a syndicate at Lloyd’s. Our new Lloyd’s syndicate, Syndicate 2232, commenced underwriting in June 2010. Syndicate 2232 is managed by Capita Managing Agency Limited, a subsidiary of The Capita Group PLC, which is authorized by the Financial Services Authority in the United Kingdom (the “FSA”). In July 2010, we received approval from the Monetary Authority of Singapore and Lloyd’s Asia to register and operate a service company, Capita 2232 Services Pte. Ltd. As part of the Lloyd’s Asia platform, the service company underwrites exclusively on behalf of Syndicate 2232. Syndicate 2232, via the service company, offers a broad range of insurance and reinsurance treaty products from

Singapore, including property, casualty and specialty lines, to clients in the Asia Pacific, Middle East and Africa regions.

Our corporate expansion continued into Asia when Allied World Assurance Company, Ltd opened branch offices in Hong Kong in March 2009 and in Singapore in December 2009. We have undergone significant corporate expansion since our formation, and we now have 15 offices located in seven different countries.

Available Information

We maintain a website at www.awac.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available, free of charge through our website, our Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating & Corporate Governance Committee Charter, Enterprise Risk Committee Charter, Corporate Governance Guidelines, Code of Ethics for CEO and Senior Financial Officers and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Allied World Assurance Company Holdings, AG, Lindenstrasse 8, 6340 Baar, Zug, Switzerland, attention: Wesley D. Dupont, Corporate Secretary, or via e-mail to secretary@awac.com. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Strategy

Our business objective is to generate attractive returns on equity and book value per share growth for our shareholders. We seek to achieve this objective by executing the following strategies:

•	Capitalize on profitable underwriting opportunities. Our experienced management and underwriting teams are positioned to locate and identify business with attractive risk/reward characteristics. We pursue a strategy that emphasizes profitability, not market share. Key elements of this strategy are prudent risk selection, appropriate pricing and adjusting our business mix to remain flexible and opportunistic. We seek ways to take advantage of underwriting opportunities that we believe will be profitable.

•	Exercise underwriting and risk management discipline. We believe we exercise underwriting and risk management discipline by: (i) maintaining a diverse spread of risk in our books of business across product lines and geographic zones; (ii) managing our aggregate property catastrophe exposure through the application of sophisticated modeling tools; (iii) monitoring our exposures on non-property catastrophe coverages; (iv) adhering to underwriting guidelines across our business lines; and (v) fostering a culture that focuses on enterprise risk management and strong internal controls.

•	Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short- to medium-term duration.

Our premium revenues are generated by operations conducted from our corporate headquarters in Switzerland and our other offices in Bermuda, Europe, Hong Kong, Singapore and the United States. For information concerning our gross premiums written by geographic location of underwriting office, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of Years Ended December 31, 2010 and 2009” and ‘‘— Comparison of Years Ended December 31, 2009 and 2008.”

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

The gross premiums written in each segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross Premiums Written		Gross Premiums Written		Gross Premiums Written
Operating Segments	$ (In millions)	% of Total	$ (In millions)	% of Total	$ (In millions)	% of Total

U.S. insurance	$729.3	41.5	$674.8	39.8	$320.0	22.2
International insurance	504.9	28.7	555.9	32.8	695.5	48.1
Reinsurance	524.2	29.8	465.6	27.4	430.1	29.7

Total	$1,758.4	100.0%	$1,696.3	100.0%	$1,445.6	100.0%

U.S. Insurance Segment

General

The U.S. insurance segment includes our direct insurance operations in the United States. Within this segment we provide an increasingly diverse range of specialty liability products, with a particular emphasis on coverages for healthcare and professional liability risks. Additionally, we offer a selection of direct general casualty insurance and general property insurance products. We generally target small and middle-market, non-Fortune 1000 accounts domiciled in North America, including public entities, private companies and non-profit organizations. Over the past few years, we have enhanced our U.S. insurance operating platform, principally through hiring underwriting talent, through an expanded network of branch offices located in strategically important locations across the country and through upgrades to our information technology platform to accommodate our increasing business demands. We believe improvements to our operating platform have allowed us to assume and maintain a leading role as a writer of primary professional liability and other specialty liability coverage for small firms. We will continue to seek attractive opportunities in the U.S. market.

The chart below illustrates the breakdown of the company’s U.S. direct insurance gross premiums written by line of business for the year ended December 31, 2010.

Products and Customer Base

Our casualty operations in the United States focus on insurance products providing coverage for specialty type risks, such as professional liability, environmental liability, product liability and healthcare liability risks, and we offer commercial general liability products as well. Professional liability products include policies covering directors and officers, employment practices and fiduciary liability insurance. We also offer a diverse mix of errors and omissions liability coverages for a variety of service providers, including law firms, technology companies, insurance companies, insurance agents and brokers, and municipalities. We regularly assess our product mix, and we evaluate new products and markets where we believe our underwriting and service will allow us to differentiate our offerings. During the year ended December 31, 2010, our professional liability business accounted for 28.9%, or $211.1 million, of our total gross premiums written in the U.S. insurance segment.

We also provide both primary and excess liability and other casualty coverages to the healthcare industry, including hospitals and hospital systems, managed care organizations and medical facilities such as home care providers, specialized surgery and rehabilitation centers, and outpatient clinics. Our healthcare operations in the U.S. targets small and middle-market accounts. During the year ended December 31, 2010, our healthcare business accounted for 24.5%, or $179.8 million, of our total gross premiums written in the U.S. insurance segment.

In late 2009, we commenced writing environmental liability business by offering a line of environmental casualty products covering the pollution and related liability exposures of general contractors, tank installers, remediation contractors and others. During the year ended December 31, 2010, our environmental casualty business accounted for approximately 1.8%, or $13.4 million, of our total gross premiums written in the U.S. insurance segment.

With respect to general casualty products, we provide both primary and excess liability coverage, and our focus is on complex risks in a variety of industries including construction, real estate, public entities, retailers, manufacturing, transportation, and finance and insurance services. We also offer comprehensive workers compensation insurance to employees working outside of the United States on contracts for agencies of the U.S. government of foreign operations of U.S. companies. During the year ended December 31, 2010, our general casualty business accounted for 20.0%, or $145.7 million, of our total gross premiums written in the U.S. insurance segment.

Our U.S. property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property risks. We write solely commercial coverages and concentrate our efforts on primary risk layers of insurance (as opposed to excess layers), offering meaningful but limited capacity in these layers. This means that we are typically part of the first group of insurers that cover a loss up to a specified limit. Our underwriters are spread among our locations in the United States because we believe it is important to be physically present in the major insurance markets where we compete for business.

We offer general property products from our underwriting platforms in the United States, and cover risks for retail chains, real estate, manufacturers, hotels and casinos, and municipalities. During the year ended December 31, 2010, our general property business accounted for 10.2%, or $73.7 million, of our total gross premiums written in the U.S. insurance segment.

We currently have a total of nine insurance programs in the United States, offering a variety of products including professional liability, excess casualty and primary general liability. We retain responsibility for administration of claims, although we may opt to outsource claims in selected situations. Before we enter into a program administration relationship, we analyze historic loss data associated with the program business and perform a diligence review of the administrator’s underwriting, financial condition and information technology. In selecting program administrators, we consider the integrity, experience and reputation of the program administrator, the availability of reinsurance and the potential profitability of the business. In order to assure the continuing integrity of the underwriting and related business operations in our program business, we conduct additional reviews and audits of the program administrator on an ongoing basis. To help align our interests with those of our program administrators, we seek to include profit incentives based on long-term underwriting results as a component of their fees. During the year ended December 31, 2010, our program business accounted for 14.6%, or $105.7 million, of our total gross premiums written in the U.S. insurance segment.

For more information concerning our gross premiums written by line of business in our U.S. insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — U.S. Insurance Segment — Comparison of Years Ended December 31, 2010 and 2009” and “— Comparison of Years Ended December 31, 2009 and 2008.”

Distribution

Within our U.S. insurance segment, insurance policies are placed through a network of over 200 insurance intermediaries, including excess and surplus lines wholesalers and regional and national retail brokerage firms. A subset of these intermediaries also access certain of our U.S. casualty products via our proprietary i-bind platform that allows for accelerated quote and bind capabilities through the Internet. Marsh & McLennan Companies, Inc. (“Marsh”) accounted for approximately 10% of gross premiums written in this segment during 2010.

International Insurance Segment

General

The international insurance segment includes our established direct insurance operations outside of the United States. It includes our operations in Bermuda, Europe and Asia. Our Bermuda operations underwrite primarily larger, Fortune 1000 casualty and property risks for accounts domiciled in North America, and have entered into a relationship with Latin American Underwriters to offer trade credit and political risk coverages primarily for clients doing business in Latin America and the Caribbean. Our insurance operations in Europe, with offices in Dublin and London, have focused on mid-sized to large European and multi-national companies domiciled outside of North America, and we are also diversifying towards smaller and middle-market accounts. In addition, Syndicate 2232 offers select product lines including international property, general casualty and professional liability, targeted at key territories such as countries in Latin America and the Asia Pacific region. The international insurance segment also encompasses our offices in Asia that were opened in 2009, including our Hong Kong office, which underwrites a variety of primary and excess professional liability lines and general casualty and healthcare insurance products. Our staff in the international insurance segment is spread among our locations in Bermuda, Europe and Asia because we believe it is important that our underwriters be physically present in the major insurance markets around the world where we compete for business.

The chart below illustrates the breakdown of the company’s international insurance gross premiums written by line of business for the year ended December 31, 2010.

Products and Customer Base

The casualty business within our international insurance segment focuses primarily on insuring excess layers, with a median attachment point of $79 million for the large and Fortune 1000 accounts that constitute our core casualty accounts in this segment. Our international insurance segment utilizes significant gross limit capacity. Our focus with respect to general casualty products is on complex risks in a variety of industries, including manufacturing, energy, chemicals, transportation, real estate, consumer products, medical and healthcare services and construction. During the year ended December 31, 2010, our general casualty business accounted for 26.2%, or $132.3 million, of our total gross premiums written in the international insurance segment.

We provide professional liability products such as directors and officers, employment practices, fiduciary and errors and omissions liability insurance. We offer a diverse mix of coverages for a number of industries including law firms, technology companies, financial institutions, insurance companies and brokers, municipalities, media organizations and engineering and construction firms. During the year ended December 31, 2010, our professional liability business accounted for 31.8%, or $160.7 million, of our total gross premiums written in the international insurance segment.

Our healthcare underwriters provide risk transfer products to numerous healthcare institutions, such as hospitals, managed care organizations and healthcare systems. During the year ended December 31, 2010, our healthcare business accounted for 11.7%, or $59.3 million, of our total gross premiums written in the international insurance segment.

We offer general property products from our underwriting platforms in Bermuda and Europe. Our international property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property risks. We write solely commercial coverages and focus on the insurance of the primary risk layer. The types of commercial property risks we cover include retail chains, real estate, manufacturers, hotels and casinos. During the year ended December 31, 2010, our general property business (including energy lines) accounted for 30.3%, or $152.6 million, of our total gross premiums written in the international insurance segment.

Because of the large limits we often deploy for casualty and property business written in the international insurance segment, we utilize both facultative and treaty reinsurance to reduce our net exposure. For more information on the reinsurance we purchase for the property and casualty business written in international insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Ceded Reinsurance.” For more information on our gross premiums written by line of business in our international insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — International Insurance Segment — Comparison of Years Ended December 31, 2010 and 2009” and “— Comparison of Years Ended December 31, 2009 and 2008.”

Distribution

With regard to our international insurance segment, we utilize our relationships with insurance intermediaries as our principal method for obtaining business. Our international insurance segment maintains significant relationships with Marsh, Aon Corporation (“Aon”) and Willis Group Holdings (“Willis”), which accounted for 30%, 24% and 10%, respectively, of our gross premiums written in this segment during 2010.

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

We determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by one of our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance and workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. During the year ended December 31, 2010, our reinsurance segment generated gross premiums written of $524.2 million. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year. Our reinsurance segment operates from our offices in Bermuda, London, New York, Singapore and Switzerland.

The chart below illustrates the breakdown of the company’s reinsurance gross premiums written by line of business for the year ended December 31, 2010.

Product Lines and Customer Base

Property, general casualty and professional liability treaty reinsurance is the principal source of revenue for this segment. The insurers we reinsure range from single state to nationwide insurers in the United States as well as specialty carriers or the specialty divisions of standard lines carriers located there. For our international treaty unit, our clients include multi-national insurers, single territory insurers, niche carriers and Lloyd’s syndicates. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. We established an international treaty unit and began writing non-U.S. accounts in 2003, which spread the segment’s exposure beyond our original North American focus. In October 2008, we expanded our international reach by opening a branch office in Switzerland that offers property, general casualty and professional liability products throughout Europe. Syndicate 2232 also offers international treaty reinsurance. During 2009, we expanded our reinsurance operations both in Asia, where we opened a branch office in Singapore that serves as the company’s hub for all classes of treaty reinsurance business for the region, and in the United States, where we added a property underwriting team to our reinsurance platform. In December 2010, we launched a marine and specialty division that will offer reinsurance for marine, aviation, satellite and crop risks on a global basis. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.

Our North American property reinsurance treaties protect insurers who write residential, commercial and industrial accounts where the exposure to loss is chiefly North American. We emphasize monoline, per risk accounts, which are structured as either quota share or excess-of-loss reinsurance. Monoline reinsurance applies to one kind of coverage, and per risk reinsurance coverage applies to a particular risk (for example a building and its contents), rather than on a per accident, event or aggregate basis. Where possible, coverage is provided on a “losses occurring” basis. We selectively write industry loss warranties where we believe market opportunities justify the risks. During the year ended December 31, 2010, our property treaty business accounted for 25.5%, or $133.8 million of our total gross premiums written in the reinsurance segment.

Our North American general casualty treaties cover working layer, intermediate layer and catastrophe exposures. We sell both quota share and excess-of-loss reinsurance. We principally underwrite general liability, auto liability and commercial excess and umbrella liability for both admitted and non-admitted companies. During the year ended December 31, 2010, our North American general casualty treaty business accounted for 30.6%, or $160.2 million, of our total gross premiums written in the reinsurance segment.

Our North American professional liability treaties cover several products, primarily directors’ and officers’ liability, but also attorneys’ malpractice, medical malpractice, miscellaneous professional classes and transactional risk liability. The complex exposures undertaken by this unit demand highly technical underwriting and pricing modeling analysis. During the year ended December 31, 2010, our professional liability treaty business accounted for 14.9%, or $78.0 million, of our total gross premiums written in the reinsurance segment.

Our international treaty unit’s portfolio protects U.K. insurers, including Lloyd’s of London syndicates and Continental European companies. While we continue to concentrate on Euro-centric business, we are now writing and will increasingly expand our capabilities outside of Europe. During the year ended December 31, 2010, the international treaty unit accounted for 20.8%, or $109.0 million, of our total gross premiums written in the reinsurance segment.

For our specialty reinsurance business, we underwrite accident and health business, emphasizing catastrophe personal accident programs and workers compensation catastrophe business. During the year ended December 31, 2010, our specialty reinsurance business accounted for 5.5%, or $28.8 million, of our total gross premiums written in the reinsurance segment.

Facultative casualty business principally comprises lower-attachment, individual-risk reinsurance covering automobile liability, general liability and workers compensation risks for many of the largest U.S. property-casualty and surplus lines insurers. During the year ended December 31, 2010, our facultative reinsurance business accounted for 2.7%, or $14.4 million, of our total gross premiums written in the reinsurance segment.

For more information on our gross premiums written by line of business in our reinsurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reinsurance Segment — Comparison of Years Ended December 31, 2010 and 2009” and “— Comparison of Years Ended December 31, 2009 and 2008.”

Distribution

Due to a number of factors, including transactional size and complexity, the distribution infrastructure of the reinsurance marketplace is characterized by relatively few intermediary firms. As a result, we have close business relationships with a small number of reinsurance intermediaries, and our reinsurance segment business during 2010 was primarily with affiliates of Marsh, Aon and Willis accounting for 38%, 32% and 11%, respectively, of total gross premiums written in this segment during 2010. Due to the substantial percentages of premiums produced in our U.S. insurance, internal insurance and reinsurance segments by the top three intermediaries, the loss of business from any one of them could have a material adverse effect on our business.

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

Reserving risk:  The risks associated with overestimating or underestimating required reserves is a significant risk for any company that writes long-tailed casualty business. For companies like ours with a shorter operating history, there is less statistical experience upon which to base reserve estimates for long-tail business and the risks associated with over-reserving or under-reserving are therefore commensurately higher.

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

Our risk governance structure includes committees comprised of senior underwriting, actuarial, finance, legal, investment and operations staff that identify, monitor and help manage each of these risks. Our management-based Risk Management Committee, chaired by our Chief Risk Officer, focuses primarily on identifying correlations among our primary categories of risk, developing metrics to assess our overall risk position, performing an annual risk assessment and reviewing continually factors that may impact our organizational risk. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business. Our ERM is a dynamic process, with periodic updates being made to reflect organizational processes and the recalibration of our models, as well as staying current with changes within our industry and the global economic environment.

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

In our direct insurance property products, we have historically managed our property catastrophe exposure by closely monitoring our policy limits in addition to utilizing complex risk models that analyze the locations covered by each insurance policy enabling us to obtain a more accurate assessment of our property catastrophe exposure. In addition to our continued focus on aggregate limits and modeled probable maximum loss, we have implemented a gross exposed policy limits approach that focuses on exposures in catastrophe-prone geographic zones and takes into consideration flood severity, demand surge and business interruption exposures for each critical area. We closely monitor our gross accumulations in each zone and restrict our gross exposed policy limits in each critical property catastrophe zone to an amount consistent with our probable maximum loss. Subsequent to a catastrophic event, we reassess our risk appetite and risk tolerances to ensure they are aligned with our capital preservation targets. Additionally, for our direct property, workers compensation, accident and health catastrophe and property reinsurance business, we seek to manage our risk exposure so that our probable maximum losses for a single catastrophe event, after all applicable reinsurance, in any “one-in-250-year” event does not exceed approximately 20% of our total capital.

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

We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. Some of these companies have more capital than our company. In our direct insurance business, we compete with insurers that provide property and casualty-based lines of insurance such as: ACE Limited, Arch Capital Group Ltd., Axis Capital Holdings Limited, Chartis Inc. (a wholly-owned subsidiary of American International Group, Inc. (“AIG”)), The Chubb Corporation (“Chubb”), Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance Company, Lloyd’s, Markel Insurance Company, Munich Re Group, The Navigators Group, Inc., OneBeacon Insurance Group, Ltd, Swiss Reinsurance Company, W.R. Berkeley Corporation, XL Capital Ltd and Zurich Financial Services. In our reinsurance business, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: ACE Limited, Alterra Capital Holdings, Ltd, Arch Capital Group Ltd., Berkshire Hathaway, Inc., Everest Re Group, Ltd., Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd.

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

	Rated “A”	Rated “A2”	Rated “A-”
	(Excellent) from	(Good) from	(Strong) from
Subsidiary	A.M. Best(1)	Moody’s(2)	Standard & Poor’s(3)

Allied World Assurance Company, Ltd	X	X	X
Allied World Assurance Company (U.S.) Inc.	X	X	X
Allied World National Assurance Company	X	X	X
Allied World Reinsurance Company	X	X	X
Darwin National Assurance Company	X	—	—
Darwin Select Insurance Company	X	—	—
Allied World Assurance Company (Europe) Limited	X	—	X
Allied World Assurance Company (Reinsurance) Limited	X	—	X

(1)	Third highest of 16 available ratings from A.M. Best.

(2)	Sixth highest of 21 available ratings from Moody’s.

(3)	Seventh highest of 21 available ratings from Standard & Poor’s.

In 2010, we established Syndicate 2232 and commenced underwriting activities through the Lloyd’s market. All Lloyd’s syndicates benefit from Lloyd’s central resources, including Lloyd’s brand, its network of global licenses and the central fund. As all of Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. A.M. Best has assigned Lloyd’s a financial strength rating of “A” (Excellent) and Standard & Poor’s and Fitch Ratings have assigned Lloyd’s a financial strength rating of “A+” (Strong).

In addition, our $500 million aggregate principal amount of 7.50% senior notes due 2016 and $300 million aggregate principal amount of 5.50% senior notes due 2020 have each been assigned the following ratings: a senior unsecured debt rating of bbb by A.M. Best (fourth of eight A.M. Best debt rating categories); a rating of BBB by Standard & Poor’s (fourth of 10 debt rating categories); and rating of Baa1 (fourth of nine debt rating categories) by Moody’s. These ratings are subject to periodic review, and may be revised upward, downward or revoked, at the sole discretion of the rating agencies.

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

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008(1)	2009	2010
	($ in thousands)

As Originally Estimated:	$213	$310,508	$1,062,138	$2,084,331	$3,543,811	$3,900,546	$4,307,637	$4,576,828	$4,761,772	$4,879,188
Liability Re-estimated as of:
One Year Later	213	253,691	981,713	1,961,172	3,403,274	3,622,721	3,484,894	4,290,335	4,329,254
Two Years Later	213	226,943	899,176	1,873,599	3,249,263	3,247,858	3,149,303	3,877,832
Three Years Later	213	217,712	845,162	1,733,707	2,894,460	2,911,300	2,791,110
Four Years Later	213	199,860	810,183	1,513,697	2,558,600	2,605,761
Five Years Later	213	205,432	704,666	1,306,220	2,315,913
Six Years Later	213	196,495	626,818	1,235,604
Seven Years Later	213	179,752	619,903
Eight Years Later	213	184,107
Nine Years Later	213
Cumulative (Redundancy)	—	(126,401)	(442,235)	(848,727)	(1,227,898)	(1,294,785)	(1,516,527)	(698,996)	(432,518)
Cumulative Claims Paid as of:
One Year Later	—	54,288	138,843	374,605	718,263	560,163	583,447	574,823	634,463
Two Years Later	—	83,465	237,949	574,399	1,154,901	1,002,503	943,879	1,089,540
Three Years Later	—	100,978	301,264	725,955	1,521,586	1,252,921	1,311,398
Four Years Later	18	124,109	372,187	842,931	1,662,811	1,531,899
Five Years Later	18	163,516	425,394	910,393	1,828,977
Six Years Later	18	184,691	456,652	971,953
Seven Years Later	18	195,688	478,055
Eight Years Later	18	201,516
Nine Years Later	18

(1)	Reserve for losses and loss expenses includes the reserves for losses and loss expenses of Finial Insurance Company (renamed Allied World Reinsurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

Development of Reserve for Losses and Loss Expenses
Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009

Liability Re-estimated as of:
One Year Later	100%	82%	92%	94%	96%	93%	81%	94%	91%
Two Years Later	100%	73%	85%	90%	92%	83%	73%	85%
Three Years Later	100%	70%	80%	83%	82%	75%	65%
Four Years Later	100%	64%	76%	73%	72%	67%
Five Years Later	100%	66%	66%	63%	65%
Six Years Later	100%	63%	59%	59%
Seven Years Later	100%	58%	58%
Eight Years Later	100%	59%
Nine Years Later	100%
Cumulative (Redundancy)	—	(41)%	(42)%	(41)%	(35)%	(33)%	(35)%	(15)%	(9)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	13%	18%	20%	14%	14%	13%	13%
Two Years Later	0%	27%	22%	28%	33%	26%	22%	24%
Three Years Later	0%	33%	28%	35%	43%	32%	30%
Four Years Later	8%	40%	35%	40%	47%	39%
Five Years Later	8%	53%	40%	44%	52%
Six Years Later	8%	59%	43%	47%
Seven Years Later	8%	63%	45%
Eight Years Later	8%	65%
Nine Years Later	8%

Losses Net of Reinsurance

	2001	2002	2003	2004	2005	2006	2007	2008(1)	2009	2010

As Originally Estimated:	$213	$299,946	$967,305	$1,809,588	$2,826,930	$3,211,441	$3,624,872	$3,688,514	$3,841,781	$3,951,600
Liability Re-estimated as of:
One Year Later	213	243,129	887,870	1,760,469	2,662,723	2,978,320	3,312,248	3,440,522	3,528,426
Two Years Later	213	216,381	833,496	1,655,675	2,551,946	2,699,585	3,032,063	3,128,342
Three Years Later	213	207,945	773,967	1,551,115	2,281,007	2,416,966	2,742,484
Four Years Later	213	191,471	746,355	1,353,988	1,986,782	2,152,221
Five Years Later	213	197,656	648,469	1,162,263	1,776,483
Six Years Later	213	188,733	574,803	1,098,702
Seven Years Later	213	172,219	568,273
Eight Years Later	213	176,582
Nine Years Later	213
Cumulative (Redundancy)	—	(123,364)	(399,032)	(710,886)	(1,050,447)	(1,059,220)	(882,388)	(560,172)	(313,355)
Cumulative Claims Paid as of:
One Year Later	—	52,077	133,336	306,865	461,310	377,250	415,214	415,902	498,084
Two Years Later	—	76,843	214,939	482,038	759,276	698,959	681,332	811,697
Three Years Later	—	93,037	272,028	624,894	990,514	884,077	964,790
Four Years Later	18	116,494	342,898	733,286	1,090,679	1,094,011
Five Years Later	18	155,904	407,712	783,091	1,219,997
Six Years Later	18	172,974	426,354	833,918
Seven Years Later	18	176,390	440,812
Eight Years Later	18	177,880
Nine Years Later	18

(1)	Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of Finial Insurance Company (renamed Allied World Reinsurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

Losses Net of Reinsurance

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009

Liability Re-estimated as of:
One Year Later	100%	81%	92%	97%	94%	93%	91%	93%	92%
Two Years Later	100%	72%	86%	91%	90%	84%	84%	85%
Three Years Later	100%	69%	80%	86%	81%	75%	76%
Four Years Later	100%	64%	77%	75%	70%	67%
Five Years Later	100%	66%	67%	64%	63%
Six Years Later	100%	63%	59%	61%
Seven Years Later	100%	57%	59%
Eight Years Later	100%	59%
Nine Years Later	100%
Cumulative (Redundancy)	—	(41)%	(41)%	(39)%	(37)%	(33)%	(24)%	(15)%	(8)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	14%	17%	16%	12%	11%	11%	13%
Two Years Later	0%	26%	22%	27%	27%	22%	19%	22%
Three Years Later	0%	31%	28%	35%	35%	28%	27%
Four Years Later	8%	39%	35%	41%	39%	34%
Five Years Later	8%	52%	42%	43%	43%
Six Years Later	8%	58%	44%	46%
Seven Years Later	8%	59%	46%
Eight Years Later	8%	59%
Nine Years Later	8%

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2010, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Gross liability at beginning of year	$4,761,772	$4,576,828	$3,919,772
Reinsurance recoverable at beginning of year	(919,991)	(888,314)	(682,765)

Net liability at beginning of year	3,841,781	3,688,514	3,237,007

Acquisition of net reserve for losses and loss expenses	—	—	298,927
Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	8,864	—	—
Current year	1,012,374	852,052	921,217
Prior years	(313,355)	(247,992)	(280,095)

Total incurred	707,883	604,060	641,122

Net paid losses related to:
Current year	98,646	42,320	79,037
Prior years	498,084	415,901	395,163

Total paid	596,730	458,221	474,200

Foreign exchange revaluation	(1,334)	7,428	(14,342)
Net liability at end of year	3,951,600	3,841,781	3,688,514
Reinsurance recoverable at end of year	927,588	919,991	888,314

Gross liability at end of year	$4,879,188	$4,761,772	$4,576,828

Investments

Investment Strategy and Guidelines

We believe that we follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. Our portfolio therefore consists primarily of investment grade, fixed-maturity securities of short-to-medium term duration. As of December 31, 2010, these securities, along with cash and cash equivalents, represented 91% of our total investments and cash and cash equivalents, with the remainder invested in non-investment grade securities, equities, hedge funds and other alternative investments. Our current Investment Policy Statement contains the amount of our investment portfolio that may be invested in alternative investments, including public and private equities, preferred equities, non-investment grade investments and hedge funds.

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

For our fixed income assets we have engaged four outside investment managers to provide us with certain discretionary investment management services. We have agreed to pay investment management fees based on the market values of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included as a deduction to net investment income. These investment management agreements may generally be terminated by either party upon 30 days prior written notice.

Our Portfolio

Composition as of December 31, 2010

As of December 31, 2010, our aggregate invested assets totaled approximately $8.0 billion. Total investments and cash and cash equivalents include cash and cash equivalents, restricted cash, fixed-maturity securities and hedge fund investments. The average credit quality of our investments is rated AA by Standard & Poor’s and Aa2 by Moody’s. Short-term instruments must be rated a minimum of A-1, F-1 or P-1 by Standard & Poor’s, Moody’s or Fitch. The target duration range was 1.75 to 4.25 years. The portfolio has a total return rather than income orientation. As of December 31, 2010, the average duration of our investment portfolio was 2.7 years and there were approximately $57.1 million of net unrealized gains in the portfolio, net of applicable tax.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2010.

	As of December 31, 2010
		Average	Portfolio
	Fair Value	Rating	Percentage
	($ in thousands)

Type of Investment
Cash and cash equivalents	$853,368	AAA	10.6%
U.S. government securities	1,154,201	AAA	14.4%
U.S. government agencies	167,472	AAA	2.1%
Non-U.S. government securities	266,177	AAA	3.3%
Mortgage-backed securities:
Agency mortgage-backed securities	1,195,905	AAA	14.9%
Non-agency residential mortgage-backed securities	164,913	AA-	2.0%
Non-agency residential mortgage-backed securities-non-investment grade strategy	207,022	B-	2.6%
Commercial mortgage-backed securities	184,043	AAA	2.3%
Total mortgage-backed securities	1,751,883		21.8%
Corporate securities:
Financial Institutions	1,334,617	AA-	16.6%
Industrials	958,734	A-	11.9%
Utilities	233,199	BBB+	2.9%
Total corporate securities	2,526,550		31.4%
Asset-backed securities:
Credit card receivables	28,905	AAA	0.4%
Automobile loan receivables	84,105	AAA	1.0%
Student loan receivables	177,860	AAA	2.2%
Collateralized loan obligations	186,204	AA	2.3%
Other	71,975	AAA	0.9%
Total asset-backed securities	549,049		6.8%
State, municipalities and political subdivisions	245,614	AA	3.1%
Hedge funds	347,632	N/A	4.3%
Equity securities	174,976	N/A	2.2%

Total investment portfolio	$8,036,922		100.0%

For more information on the securities in our investment portfolio, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value of Financial Instruments”.

Ratings as of December 31, 2010

The investment ratings (provided by Standard & Poor’s and Moody’s) for fixed maturity securities held as of December 31, 2010 and the percentage of our total fixed maturity securities they represented on that date were as follows:

		Percentage
		of Total
	Fair	Fair
	Value	Value
	($ in millions)

Ratings
U.S. government and government agencies	$1,321.7	19.9%
AAA/Aaa	2,677.4	40.2%
AA/Aa	622.4	9.3%
A/A	1,259.3	18.9%
BBB/Baa	523.6	7.9%
BB	28.1	0.4%
B/B	52.8	0.8%
CCC+ and below	175.6	2.6%

Total	$6,660.9	100.0%

Maturity Distribution as of December 31, 2010

The maturity distribution for our fixed maturity securities held as of December 31, 2010 was as follows:

		Percentage
		of Total
	Fair	Fair
	Value	Value
	($ in millions)

Maturity
Due within one year	$249.3	3.8%
Due after one year through five years	3,119.9	46.8%
Due after five years through ten years	867.9	13.0%
Due after ten years	122.9	1.9%
Mortgage-backed	1,751.9	26.3%
Asset backed	549.0	8.2%

Total	$6,660.9	100.0%

Investment Returns for the Year Ended December 31, 2010

Our investment returns for year ended December 31, 2010:

Net investment income	244.1
Net realized investment gains	285.6
Net change in unrealized gains	(61.0)
Net impairment charges recognized in earnings	(0.2)

Total net investment return	468.5

Total financial statement portfolio return(1)	6.1%
Effective annualized yield(2)	3.3%

(1)	Total financial statement portfolio return for our investment portfolio is calculated using beginning and ending market values adjusted for external cash flows and includes the net change in unrealized gains and losses.

(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.

Our Principal Operating Subsidiaries

Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company that began operations in November 2001 and carries on business from its offices in Bermuda and from branch offices licensed in Hong Kong and Singapore. Allied World Assurance Company (Europe) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the EU from its office in Ireland since October 2002 and from a branch office in London since May 2003. Since its formation, Allied World Assurance Company (Europe) Limited has written business primarily originating from Ireland, the United Kingdom and Continental Europe. Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the EU from its office in Ireland since July 2003, from a branch office in London since August 2004 and from a branch office in Zug, Switzerland since October 2008. We include the business produced by this entity in our international insurance segment even though the majority of coverages are structured as facultative reinsurance.

We write insurance in the United States primarily through four subsidiaries, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company, which we acquired in July 2002, and Darwin National Assurance Company and Darwin Select Insurance Company, which we acquired in October 2008. These companies are authorized or eligible to write insurance on both a surplus lines and admitted basis throughout the United States. In February 2008, we also acquired Allied World Reinsurance Company, through which we write our U.S. reinsurance business.

The activities of Newmarket Administrative Services (Bermuda), Ltd, Newmarket Administrative Services (Ireland) Limited and Newmarket Administrative Services, Inc. are limited to providing certain administrative services to various subsidiaries of Holdings. During 2010, we formed a new subsidiary, 2232 Services Limited, in the United Kingdom in order to administratively support the operations of Syndicate 2232 at Lloyd’s.

Our Employees

As of February 21, 2011, we had a total of 674 full-time employees, of which 145 worked in Bermuda, 440 in the United States, 71 in Europe, and 18 in Hong Kong and Singapore. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

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

Switzerland

The company’s subsidiary, Allied World Assurance Company (Reinsurance) Limited, operates a branch office in Zug, Switzerland. As this subsidiary is domiciled outside of Switzerland and is regulated by the Central Bank of

Ireland (“CBI”) as a reinsurance undertaking, it is not required to be licensed by the Swiss Financial Market Supervisory Authority (“FINMA”).

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

Code of Conduct.  Allied World Assurance Company, Ltd must comply with the Insurance Code of Conduct which prescribes the duties, standards, procedures and sound business principles with which all companies registered under the Insurance Act must comply. Failure to comply with the requirements of the Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation and will be a factor in calculating the operational risk charge under the insurer’s BSCR model.

Shareholder notification requirements.  The BMA also requires written notification from any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of Allied World Assurance Company Holdings, AG within 45 days of becoming such a holder. The BMA may object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder and/or require the shareholder to reduce its holdings or voting rights. A person that does not give the required notification or comply with such a notice or direction from the BMA will be guilty of an offense.

If it appears to the BMA that there is a risk of Allied World Assurance Company, Ltd becoming insolvent, or that Allied World Assurance Company, Ltd is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may take numerous restrictive actions to protect the public interest, including cancelling our registration under the Insurance Act.

Ireland

Allied World Assurance Company (Europe) Limited is authorized as a non-life insurance undertaking and is regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, the Central Bank Acts 1942 to 2010, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2009 (the “Irish Insurance Acts and Regulations”). The Third Non-Life Directive of the European Union (the “Non-Life Directive”) established a common framework for the authorization and regulation of non-life insurance undertakings within the EU. The Non-Life Directive permits non-life insurance undertakings authorized in a member state of the EU to operate in other member states of the EU either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment). Allied World Assurance Company (Europe) Limited operates a branch office in the United Kingdom on a freedom to provide services basis in other European Union member states.

Allied World Assurance Company (Reinsurance) Limited is regulated by the CBI pursuant to the Central Bank Acts 1942 to 2010 and the provisions of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and operates branches in London, England and Zug, Switzerland. Pursuant to the provisions of these regulations, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other EU member states either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment).

United States

Our U.S. insurance and reinsurance subsidiaries are admitted or surplus line eligible in all 50 states and the District of Columbia. Allied World Assurance Company (U.S.) Inc. is admitted in three states, including Delaware, its state of domicile, surplus lines eligible in 49 jurisdictions, including the District of Columbia and Puerto Rico, and an accredited reinsurer in 38 jurisdictions, including the District of Columbia. Allied World National Assurance Company is admitted in 43 jurisdictions, including New Hampshire, its state of domicile, surplus lines eligible in three states and an accredited reinsurer in one state. Allied World Reinsurance Company is admitted to write insurance and reinsurance in all 50 states, including New Hampshire, its state of domicile, and the District of Columbia. Darwin National Assurance Company is domiciled in Delaware and admitted to write in all other U.S. jurisdictions except Arkansas. Darwin Select Insurance Company, which is an Arkansas company, is admitted in that state and is an eligible surplus lines writer in all other states and the District of Columbia, and Vantapro Specialty Insurance Company, which is an Arkansas company, is currently admitted only in Arkansas and Illinois.

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

Risk-Based Capital.  U.S. insurers are also subject to risk-based capital (or “RBC”) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of the company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2010, we believe all of our U.S. insurance and reinsurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

NAIC Ratios.  The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. As of December 31, 2010, we do not believe that any of our U.S. insurance and reinsurance subsidiaries had an IRIS ratio range warranting any regulatory action.

Surplus Lines Regulation.  The regulation of our U.S. subsidiaries’ excess and surplus lines insurance business differs significantly from their regulation as admitted or authorized insurers. These companies are subject to the surplus lines regulation and reporting requirements of the jurisdictions in which they are eligible to write surplus lines insurance. Allied World Assurance Company (U.S.) Inc. and Darwin Select Insurance Company, which conduct business on a surplus lines basis in a particular state, are generally exempt from that state’s guaranty fund laws and from participation in its involuntary pools. Although surplus lines business is generally less regulated than the admitted market, strict regulations apply to surplus lines placements under the laws of every state, and the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that would result in increased oversight and regulation of surplus lines insurance.

Lloyd’s of London

General.  Syndicate 2232 was licensed to start underwriting certain lines of insurance and reinsurance business effective June 2010. Allied World Capital (Europe) Limited is the sole corporate member of Syndicate 2232. Syndicate 2232 is managed by Capita Managing Agency Limited, an unaffiliated entity (“Capita”).

Lloyd’s intervention powers.  As a member of Lloyd’s, Allied World Capital (Europe) Limited is obliged to comply with Lloyd’s bye laws and regulations (made pursuant to the Lloyd’s Acts 1871 to 1982) and applicable provisions of the Financial and Services and Markets Act 2000 (the “FSMA”). The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year.

Capital requirements.  The capital required to support a Syndicate’s underwriting capacity, referred to as “funds at Lloyd’s”, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the FSA. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable from the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

Our business plan, including the maximum underwriting capacity, for Syndicate 2232 requires annual approval by Lloyd’s. The Lloyd’s Franchise Board may require changes to any business plan and may also require the provision of additional capital to support an approved business plan. If material changes in the business plan for Syndicate 2232 were required by Lloyd’s or if charges and assessments payable by Allied World Capital (Europe) Limited to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Allied World Capital (Europe) Limited.

The Company has provided capital to support the underwriting of Syndicate 2232 in the form of a letter of credit. An underwriting year of account is closed by way of reinsurance to close on the third anniversary of the inception of the relevant underwriting year. Upon the closing of an underwriting year, a profit or loss will be declared for the closed year of account. Prior to the closure of an underwriting year, “funds at Lloyd’s” cannot typically be reduced unless the consent of Lloyd’s is obtained and such consent will only be considered where a member has surplus “funds at Lloyd’s”. Lloyd’s approval is also required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.

FSA regulation.  Lloyd’s is authorized by the FSA and required to implement certain rules prescribed by the FSA under the Lloyd’s Act of 1982 regarding the operation of the Lloyd’s market. With respect to managing agents and corporate members, Lloyd’s prescribes certain minimum standards relating to management and control, solvency and other requirements and monitors managing agents’ compliance with such standards. Future regulatory changes or rulings by the FSA could impact the business strategy or financial assumptions made by Capita and/or Allied World Capital (Europe) Limited and such impact could adversely affect the Syndicate 2232’s financial conditions and results.

Other applicable laws.  Lloyd’s worldwide insurance and reinsurance business is subject to various laws, regulations, treaties and policies of the EU as well as each jurisdiction in which it operates. Material changes in governmental requirements or laws could have an adverse effect on Lloyd’s and its member companies, including Allied World Capital (Europe) Limited.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Each rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. The ratings are neither an evaluation directed to our investors nor a recommendation to buy, sell or hold our securities. For the financial strength rating of each of our principal operating subsidiaries, please see Item 1. “Business — Our Financial Strength Ratings”.

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

For example, if all ceding companies for which we have in force business as of December 31, 2010 were to exercise their cancellation rights or require the posting of security, the estimated impact could result in the return of premium, the commutation of loss reserves, the posting of additional collateral or a combination thereof, the notional value of which could be approximately $290.3 million.

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

All Lloyd’s syndicates benefit from Lloyd’s central resources, including the Lloyd’s brand, its network of global licenses and the central fund. The central fund is available at the discretion of the Council of Lloyd’s to meet any valid claim that cannot be met by the resources of any member. Because all Lloyd’s policies are ultimately backed by the central fund, a single market rating can be applied. The ability of Lloyd’s syndicates to trade in certain classes of business at current levels is dependent on the maintenance of a satisfactory credit rating issued by an accredited rating agency. A. M. Best has assigned Lloyd’s a financial strength rating of “A” (Excellent) and Standard & Poor’s and Fitch Ratings have assigned Lloyd’s a financial strength rating of “A+” (Strong). Syndicate 2232 benefits from Lloyd’s current ratings and would be adversely affected if the current ratings were downgraded from their present levels.

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

To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital. Our results for the year ended December 31, 2010 included $369.8 million and $56.4 million of favorable (i.e., a loss reserve decrease) and adverse development (i.e., a loss reserve increase), respectively, of reserves relating to losses incurred for prior loss years. In comparison, our results for the year ended December 31, 2009 included $376.9 million and $128.9 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years. Our results for the year ended December 31, 2008 included $330.5 million and $50.4 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years.

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

As a multi-line casualty and property insurer and reinsurer, we may experience significant losses from claims arising out of catastrophic events, particularly from our direct property insurance operations and our property, workers compensation and personal accident reinsurance operations. Catastrophes can be caused by various unpredictable events, including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters, including oil spills and other environmental contamination. The international geographic distribution of our business subjects us to catastrophe exposure from natural events occurring in a number of areas throughout the world, examples of which include floods and windstorms in Europe, hurricanes and windstorms in Mexico, Florida, the Gulf Coast and the Atlantic Coast regions of the United States, typhoons and earthquakes in Japan and Taiwan, and earthquakes in California and parts of the Midwestern United States known as the New Madrid zone. Our largest exposure to wind events is concentrated in the Southeast and Gulf Coast of the United States. Our largest exposure to earthquake events is concentrated in California. The loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency but high severity in nature. In recent years, the frequency of major catastrophes appears to have increased and may continue to increase as a result of global climate change and other factors. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of losses to the industry in recent years, and we expect this trend to continue.

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

We use widely accepted and industry-recognized catastrophe risk modeling programs to help us quantify our aggregate exposure to any one event. As with any model of physical systems, particularly those with low frequencies of occurrence and potentially high severity of outcomes, the accuracy of the model’s predictions is largely dependent on the accuracy and quality of the data provided in the underwriting process and the judgments of our employees and other industry professionals. These models do not anticipate all potential perils or events that could result in a catastrophic loss to us. Furthermore, it is often difficult for models to anticipate and incorporate events that have not been experienced during or as a result of prior catastrophes. Accordingly, it is possible for us to be subject to events or contingencies that have not been anticipated by our catastrophe risk models and which could have a material adverse effect on our reserves and results of operations.

We may be adversely impacted by inflation.

Our operations, like those of other property and casualty insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our under pricing the risks we insure and reinsure. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent inflation causes theses costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition and results of operations.

We could face losses from terrorism and political unrest.

We have exposure to losses resulting from acts of terrorism and political instability. Although we generally exclude acts of terrorism from our property insurance policies and property reinsurance treaties where practicable, we provide coverage in circumstances where we believe we are adequately compensated for assuming those risks.

Our trade credit and political risk insurance program protects insureds with interests in foreign jurisdictions in the event governmental action prevents them from exercising their contractual rights and may also protect their assets against physical damage perils. This may include risks arising from expropriation, forced abandonment, license cancellation, trade embargo, contract frustration, non-payment, war on land or political violence, including terrorism, revolution, insurrection and civil unrest. Political risk insurance is typically provided to financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies in an array of industries, in connection with investments and contracts in both emerging markets and developed countries.

Our trade credit and political risk insurance program also protects insureds in foreign jurisdictions against non-payment coverage on specific loan obligations as a result of commercial as well as political risk events. We attempt to manage our exposure, by among other things, setting credit limits by country, region, industry and individual counterparty and regularly reviewing our aggregate exposures. The occurrence of one or more large losses in our credit and political risk insurance portfolio could have a material adverse effect on our results of operations or financial condition.

We could face losses from pandemic diseases.

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

A substantial portion of our revenues are derived from the underwriting of property insurance and reinsurance around the world. Therefore, large scale climate change (often referred to as “global warming”) as well as changing ocean temperatures could increase the frequency and severity of our loss costs related to property damage and/or business interruption due to hurricanes, windstorms, flooding, blizzards, tornadoes or other severe weather events particularly with respect to properties located in coastal areas. Additionally, if changes in climatic patterns and ocean temperature conditions continue, it is likely that such changes will further impair the ability to predict the frequency and severity of future weather-related disasters in many parts of the world. Over the longer term, such decreased predictability will create additional uncertainty as to future trends and exposures. In addition to unexpected increases in covered losses and decreased predictability, global climate change may also give rise to new environmental liability claims against policyholders that compete in the energy, automobile manufacturing and other industries that we serve. There would be an increase in claims against policyholders of directors and officers liability of related management liability policies alleging a failure to supervise, manage or properly disclose climate change exposures. We may also incur greater-than-expected expense levels due to the costs involved in responding to regulators, rating agencies and other interested constituencies with respect to climate change and other environmental disclosures.

The perceived effects of climate change on debt obligations can impact our investment mix in any one issuer, industry or region. The largest per-issuer exposure, outside of government and government-related issuers, represented 1% of our investment portfolio and the largest ten exposures represented less than 7% of the portfolio.

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

A prolonged recession and other adverse consequences as a result of the turmoil in the U.S. and international financial markets could harm our business, liquidity and financial condition, and our share price.

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

We may be impacted from claims relating to the financial market turmoil, including subprime and other credit and insurance exposures, beyond our current estimates.

We write corporate directors and officers, errors and omissions and other insurance coverages for financial institutions and financial services companies. We also write liability coverages for fiduciaries of pension funds. In addition, we also reinsure other insurance companies that write these types of coverages. The financial institutions and financial services segment has been particularly impacted by the financial market turmoil. As a result, this industry segment has been the subject of heightened scrutiny and in some cases investigations by regulators with respect to the industry’s actions as they relate to subprime mortgages, collateralized debt obligations, structured investment vehicles, swap and derivative transactions and executive compensation. During this time, a number of U.S. and international financial institutions, insurance companies and other companies have failed, been acquired under distressed circumstances, become reliant upon the central governments of their jurisdictions for financial assistance to remain solvent and/or suffered significant declines in their stock price. Additionally, there have been instances of fraud, most notably being the claims brought against the founder and chief executive officer of Bernard L. Madoff Investment Securities LLC, R. Allen Stanford and Galleon Group LLC. Similar or other claims may be made against other financial institutions and members of other industries, including the insurance industry. These events may give rise to increased litigation, including class action suits, which may involve our insureds. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

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

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. For the year ended December 31, 2010, our top three brokers represented approximately 53% of our total gross premiums written. Marsh, Aon (including Benfield Group Ltd.) and Willis were responsible for the distribution of approximately 24%, 20% and 9%, respectively, of our total gross premiums written for the year ended December 31, 2010. Loss of all or a substantial portion of the business produced by any one of those brokers could have a material adverse effect on our financial condition, results of operations and business.

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

We acquire reinsurance purchased for our own account to mitigate the effects of large or multiple losses on our financial condition. From time to time, market conditions have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. For example, following the events of September 11, 2001, terms and conditions in the reinsurance markets generally became less attractive to buyers of such coverage. Similar conditions may occur at any time in the future and we may not be able to purchase reinsurance in the areas and for the amounts required or desired. Even if reinsurance is generally available, we may not be able to negotiate terms that we deem appropriate or acceptable or to obtain coverage from entities with satisfactory financial resources.

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

Our investment portfolio is overseen by our Chief Investment Officer and managed by professional investment management firms in accordance with the Investment Policy Statement approved by the Investment Committee of the Board of Directors. Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk, and credit and default risk. Additionally, with respect to some of our investments, we are subject to pre-payment or reinvestment risk. Our current Investment Policy Statement contains the amount of our investment portfolio that may be invested in public and private equities, preferred equities, non-investment grade investments and hedge funds. As a result, we may be subject to restrictions on redemption, which may limit our ability to withdraw funds or realize on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile. In addition, investments in hedge funds may involve certain other risks, including the limited operating history of a fund as well as risks associated with the strategies employed by the managers of the fund.

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

While we maintain an investment portfolio with instruments rated highly by the recognized rating agencies, there are no assurances that these high ratings will be maintained. Over the past several years companies with highly-rated debt have filed for bankruptcy. The assignment of a high credit rating does not preclude the potential for the risk of default on any investment instrument.

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

In addition, our investment portfolio includes U.S. government agency and non-agency commercial and residential mortgage-backed securities. As of December 31, 2010, mortgage-backed securities constituted approximately 22% of the fair value of our total investments and cash and cash equivalents, of which 15% of the fair value was invested in U.S. government agency mortgage-backed securities. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are generally prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of rising interest rates, mortgage-backed securities may have declining levels of prepayments, extending their maturity and duration, thereby negatively impacting the security’s price.

Delinquencies, defaults and losses with respect to non-agency commercial and residential mortgage loans have increased and may continue to increase. In addition, residential property values in many states have declined, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Additionally as of December 31, 2010, commercial mortgage-backed securities constituted 2% of the fair value of our total investments and cash and cash equivalents. While delinquencies, defaults and losses have been slower to materialize in the commercial sector than in the residential sector, we believe that the next 12 to 24 months may see increasing problems for the commercial real estate market, and therefore the commercial mortgage-backed securities sector. We expect this to be most acute in the commercial mortgage-backed securities offerings issued in 2007 and 2008. As of December 31, 2010, we had approximately $10 million of exposure to commercial mortgage-backed securities transactions of the 2007 and 2008 vintage.

The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.

During periods of market disruptions, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to the recent financial environment. In such cases, the valuation of a greater number of securities in our investment portfolio may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.

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

Our future capital requirements depend on many factors, including our ability to write new business and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover losses and loss expenses, we may need to raise additional funds through financings or reduce our assets. Financial market volatility since 2008 has created uncertainty in the equity and credit markets and may have affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us. In the case of equity financing, dilution to our shareholders could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

Our business could be adversely affected if we lose any member of our management team or are unable to attract and retain our personnel.

Our success depends in substantial part on our ability to attract and retain our employees who generate and service our business. We rely substantially on the services of our executive management team. If we lose the services of any member of our executive management team, our business could be adversely affected. If we are unable to attract and retain other talented personnel, the further implementation of our business strategy could be impeded. This, in turn, could have a material adverse effect on our business. We currently have written employment agreements with our Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Actuary and the

other members of our executive management team. We do not maintain key man life insurance policies for any of our employees.

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

We rely heavily on the successful, uninterrupted functioning of our information technology (“IT”) and telecommunications systems. Our business and continued expansion is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies, paying claims, performing actuarial and other modeling functions. A failure of our IT and telecommunication systems or the termination of third-party software licenses we rely on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. Computer viruses, hackers and other external hazards could expose our IT and data systems to security breaches that may result in liability to us and cause us to commit resources, management time and money to prevent or correct security breaches. If we do not maintain adequate IT and telecommunications systems, we could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, litigation exposures and increased administrative expenses. As a result, our ability to conduct our business might be adversely affected.

The integration of acquired companies, the growth of our operations through new lines of insurance or reinsurance business, the expansion into new geographic regions and/or the entering into joint ventures or partnerships may expose us to operational risks.

Acquisitions involve numerous risks, including operational, strategic and financial risks such as potential liabilities associated with the acquired business. We may experience difficulties in integrating an acquired company, which could adversely affect the acquired company’s performance or prevent us from realizing anticipated synergies, cost savings and operational efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Expanding our lines of business, expanding our geographic reach and entering into joint ventures or partnerships also involve operational, strategic and financial risks, including retaining qualified management and implementing satisfactory budgetary, financial and operational controls. Our failure to manage successfully these risks may adversely affect our financial condition, results of operations or business, or we may not realize any of the intended benefits.

We may not achieve a competitive worldwide effective corporate tax rate as a result of our being a Swiss company.

We believe that the Redomestication will allow us to maintain a competitive worldwide effective corporate tax rate. However, we cannot give any assurance as to what our effective tax rate will be as a result of our becoming a Swiss company because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectations and that variance may be material. Additionally, the tax laws of Switzerland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

As a result of the higher par value of our common shares, as a Swiss company we will have less flexibility than we did when we were a Bermuda company with respect to certain aspects of capital management.

The par value of our common shares is CHF 15.00 per share. Under Swiss law, we may not issue shares below par value. In the event we need to raise common equity capital at a time when the trading price of our shares is below the par value of such shares, we will be unable to do so. We currently issue stock options under our Third Amended and Restated 2001 Employee Stock Option Plan with an exercise price equal to the closing price of our common shares on the date of issuance. We will not be able to issue stock options with an exercise price below the par value, which may limit the flexibility of our compensation arrangements. As a consequence we would have to consider reducing the par value of our common shares, which in turn would reduce our ability to make tax-free distributions to our shareholders. We would also need to obtain approval of our shareholders to decrease the par value of our common shares, which would require us to file a proxy statement with the SEC and convene a meeting of shareholders. This would delay any capital raising plans and there is no assurance that we would be able to obtain such shareholder approval. See “Risks Related to Taxation — We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.”

As a result of increased shareholder approval powers, as a Swiss company we will have less flexibility than we did when we were a Bermuda company with respect to certain aspects of capital management.

Under Bermuda law, our directors were authorized to issue, without shareholder approval, any common shares authorized in Allied World Bermuda’s memorandum of association that were not issued or reserved. Bermuda law also provided the Allied World Bermuda’s Board of Directors with substantial flexibility in establishing the terms of preferred shares. In addition, Allied World Bermuda’s Board of Directors had the right, subject to statutory limitations, to declare and pay dividends on that company’s common shares without a shareholder vote. Swiss law affords shareholders more powers and allows our shareholders to authorize share and participation capital that can be issued by the Board of Directors without shareholder approval. Under Swiss law, this authorization is limited to 50% of a company’s existing registered share and participation capital and must be renewed by the shareholders every two years. Under our Articles of Association, this authorization is further limited to 20% of our existing registered share and participation capital. Additionally, subject to specified exceptions described in our Articles of Association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares. For example, while the Board of Directors of Allied World Bermuda could have authorized the issuance of preferred stock without shareholder approval, we will not be able to issue preferred stock without the approval of a majority of the votes cast at a shareholder meeting. Swiss law also reserves for approval by shareholders many corporate actions over which Allied World Bermuda’s Board of Directors had authority. For example, dividends must be approved by shareholders. While we do not believe that the differences between Bermuda law and Swiss law relating to our capital management will have a material adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to us and our shareholders.

The anticipated benefits of moving our corporate headquarters to Switzerland may not be realized, and difficulties in connection with moving corporate headquarters could have an adverse effect on us.

We have relocated our corporate headquarters from Pembroke, Bermuda to Switzerland. We expect that some of our executive officers and other key decision makers will relocate to Switzerland. We may face significant challenges in relocating our principal executive office to a different country, including difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining corporate headquarters in a country different from the country where other employees, including other executive officers and corporate support staff, are located. Employees may be uncertain about their future roles within our organization as a result of the Redomestication. Management may also be required to devote substantial time to relocating our corporate headquarters and related matters, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

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

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. The Court stayed proceedings in the litigation pending a decision by the Third Circuit Court of Appeals on an appeal of the court’s decisions granting motions to dismiss in a related putative class action. Because of the stay, neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint and written discovery that had begun has not been completed. On August 16, 2010, the Third Circuit issued its ruling in the related action, affirming the dismissal in large part, vacating it in part and remanding that case for further proceedings. On October 5, 2010, the court decided to extend the current stay until after it decides the renewed motions to dismiss the class action complaint that have been filed. At this point, it is not possible to predict the outcome of the litigation; the company does not, however, currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

We may become subject to additional Swiss regulation.

Under so-called “group supervision,” FINMA has the right to supervise us on a group-wide basis. On December 11, 2009, we received non-binding written confirmation from FINMA that it will not subject us to group supervision based primarily on the fact that most of our senior management will not reside in Switzerland. Factors which can cause FINMA to subject us to group supervision include the location of our top management and corresponding requests by foreign regulators. We cannot assure you that our future business needs may not require us to have a greater management presence in Switzerland or that FINMA will not otherwise determine to exercise group supervision over us. If subjected to group supervision, we may incur additional costs and administrative obligations. These additional costs and administrative obligations may have a substantial impact on our organizational and operational flexibility.

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

These statutes and regulations may, in effect, restrict the ability of Allied World Assurance Company, Ltd to write new business or distribute funds. Although it conducts its operations from Bermuda, Allied World Assurance Company, Ltd is not authorized to directly underwrite local risks in Bermuda.

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

Allied World Assurance Company (Europe) Limited, an Irish domiciled insurer, operates within the EU non-life insurance legal and regulatory framework as established under the Third Non-Life Directive of the European Union, and operates a branch in London, England. Allied World Assurance Company (Europe) Limited is required to operate in accordance with the provisions of the Irish Insurance Acts 1909-2000, the Central Bank Acts 1942 to 2010, all statutory instruments made thereunder, all statutory instruments relating to insurance made under the European Communities Acts 1972 to 2009 and the requirements of the CBI.

Allied World Assurance Company (Reinsurance) Limited, an Irish domiciled reinsurer, is regulated by the CBI pursuant to the Central Bank Acts 1942 to 2010 and the provisions of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and operates branches in

London, England and Zug, Switzerland. Pursuant to the provisions of these regulations, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other EU member states either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment).

Our Bermuda operating company could become subject to regulation in the United States.

Allied World Assurance Company, Ltd, our Bermuda operating company is not admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2010, more than 78% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments.

Allied World Assurance Company Holdings, AG is a holding company, and as such has no substantial operations of its own. It does not have any significant assets other than its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from subsidiaries are expected to be the sole source of funds for Allied World Assurance Company Holdings, AG to meet any ongoing cash requirements and to pay any dividends to shareholders.

Swiss Law

Under Swiss law, dividends may be paid out only if we have sufficient distributable profits from previous fiscal years or if we have freely distributable reserves, each as will be presented on Holdings’ audited statutory financial statements prepared in accordance with Swiss law. Payments out of the share and participation capital (in other words, the aggregate par value of our share and participation capital) in the form of dividends are not allowed; however, payments out of share and participation capital may be made by way of a capital reduction to achieve a similar result as the payment of dividends. The affirmative vote of shareholders holding a majority of the votes cast at a shareholder meeting must approve reserve reclassifications and distributions of dividends. Our Board of Directors may propose to shareholders that a dividend be paid but cannot itself authorize the dividend. In addition, our shareholders may propose dividends without any dividend proposal by the Board of Directors. Under Swiss law, upon satisfaction of all legal requirements (including shareholder approval of a par value reduction as described in this proposal), we will be required to submit an application to the Swiss Commercial Register to register each applicable par value reduction. Without effective registration of the applicable par value reduction with the Swiss Commercial Register, we will not be able to proceed with the payment of any installment of any dividend. We cannot assure you that the Swiss Commercial Register will approve the registration of any applicable par value reduction.

Under Swiss law, if our general capital reserves amount to less than 20% of the share and participation capital recorded in the Swiss Commercial Register (i.e., 20% of the aggregate par value of our capital), then at least 5% of our annual profit must be retained as general reserves. Swiss law permits us to accrue additional general reserves. In addition, we are required to create a special reserve on Holdings’ audited statutory financial statements in the amount of the purchase price of voting shares and non-voting shares we or any of our subsidiaries repurchases, which amount may not be used for dividends.

Swiss companies generally must maintain separate audited statutory financial statements for the purpose of, among other things, determining the amounts available for the return of capital to shareholders, including by way of a distribution of dividends. Amounts available for the return of capital as indicated on Holdings’ audited statutory financial statements may be materially different from amounts reflected in our consolidated U.S. GAAP financial statements. Our auditor must confirm that a dividend proposal made to shareholders complies with Swiss law and our Articles of Association.

We are required under Swiss law to declare any dividends and other capital distributions in Swiss francs. We intend to make any dividend payments to holders of our common shares in U.S. dollars. Continental Stock Transfer & Trust Company, our transfer agent, will be responsible for paying the U.S. dollars to registered holders of voting shares and non-voting participation certificates, less amounts subject to withholding for taxes. As a result, shareholders are exposed to fluctuations in the U.S. dollar — Swiss franc exchange rate between the date used for purposes of calculating the Swiss franc amount of any proposed dividend or par value reduction and the relevant payment date.

Bermuda Law

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

U.S. and Irish Law

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

Without the consent of the CBI, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are not permitted to reduce the level of their capital, may not make any dividend payments, may not make inter-company loans and must maintain a minimum solvency margin. These rules and regulations may have the effect of restricting the ability of these companies to declare and pay dividends.

In addition, we have insurance subsidiaries that are the parent company for other insurance subsidiaries, and dividends and other distributions are subject to multiple layers of the regulations discussed above as funds are pushed up to our ultimate parent company. The inability of any of our insurance subsidiaries to pay dividends in an amount sufficient to enable Allied World Assurance Company Holdings, AG to meet its cash requirements at the holding company level could have a material adverse effect on our business, our ability to transfer capital from one subsidiary to another and our ability to declare and pay dividends to our shareholders. Furthermore, Allied World Bermuda has senior notes outstanding. The inability of any of our insurance subsidiaries to pay dividends in an amount sufficient to enable Allied World Bermuda to make payments on the outstanding senior notes could have a material adverse effect on our business.

In 2010, the U.S. Congress enacted healthcare reform legislation that could have a material impact on our business.

Our U.S. insurance segment and our international insurance segment derive substantial revenues from healthcare liability underwriting in the United States, that is, providing insurance to individuals and institutions that participate in the U.S. healthcare delivery infrastructure. U.S. healthcare legislation in 2010 will effect far-reaching changes in the healthcare delivery system and the healthcare cost reimbursement structure in the United States and could negatively impact our healthcare liability business. Additionally, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. While the impact of this healthcare legislation or future healthcare proposals on our business is difficult to predict, any material changes in how healthcare providers insure their malpractice liability risks could have a material adverse effect on our results of operations.

In 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which could have an impact on our business

On July 21, 2010, President Obama signed into law the Dodd-Frank Act which effects sweeping changes to financial services regulation in the United States. The Dodd-Frank Act establishes the Financial Services Oversight Council (“FSOC”), which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also establishes a Federal Insurance Office (“FIO”) and in limited instances authorizes the federal preemption of certain state insurance laws. The FSOC and FIO are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The potential impact of the Dodd-Frank Act on the U.S. insurance business is not clear, however, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

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

With respect to international measures, an EU directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers (“Solvency II”) which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Implementation of Solvency II by EU member states is anticipated at the beginning of 2013. Implementing those measures necessary for compliance with the requirements of Solvency II may require us to utilize a significant amount of resources to ensure compliance. In addition, the capital and solvency margin requirements of Solvency II may lead to either an increase or decrease of the capital required by our EU domiciled insurers in order that they comply with Solvency II. Solvency II provides for the supervision of insurers and reinsurers on both a solo (entity level) and group basis. In respect of our non-EU subsidiaries engaging in EU insurance or reinsurance business, should the regulatory regime in which they are operating not be deemed equivalent to that established within the EU pursuant to Solvency II, additional capital requirements may be imposed in order that such companies may continue to insure or reinsure EU domiciled risk/cedents.

We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal insurance subsidiary is domiciled in, and operates exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the leading EU countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position with respect to its regulatory initiatives, which could adversely impact us commercially.

Our business could be adversely affected by Bermuda employment restrictions.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate and holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government if it is shown that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the total duration of work permits, including renewals, to six to nine years, with specified exemptions for key employees. In March 2004, the Bermuda government announced an amendment to this policy which expanded the categories of occupations recognized by the government as “key” and with respect to which businesses can apply to be exempt from the six-to-nine-year limitations. The categories include senior executives, managers with global responsibility, senior financial posts, certain legal professionals and senior insurance professionals, experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers and managers. On occasion, we have experienced delays in obtaining work permits from the Bermuda government for our Bermuda-based professional employees who require them. It is possible that the Bermuda government could deny work permits for our employees in the future, which could have a material adverse effect on our business.

Risks Related to Ownership of Our Common Shares

Future sales of our common shares may adversely affect the market price.

As of February 21, 2011, we had 38,020,802 common shares outstanding. Up to an additional 3,209,703 common shares may be issuable upon the vesting and exercise of outstanding stock options, restricted stock units (“RSUs”) and performance-based equity awards. We have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register common shares issued or reserved for issuance under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan (the “LTIP”) and the Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan. Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.

Our Articles of Association contain restrictions on voting, ownership and transfers of our common shares.

Our Articles of Association generally provide that shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10% or more of the voting power conferred by our common shares. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. Our Board of Directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds, including if the holder would, directly or indirectly, formally, constructively or beneficially own (as described in Articles 8 and 14 of our Articles of Association) or otherwise control voting rights with respect to 10% or more of our registered share capital recorded in the Swiss Commercial Register. In addition, our Board of Directors shall reject entry of holders of voting shares as shareholders with voting rights in the share register or shall decide on their deregistration when the acquirer or shareholder upon request does not expressly state that it has acquired or holds the voting shares for its own account and benefit. Furthermore, our Board of Directors may cancel, with retroactive application, the registration of a shareholder with voting rights if the initial registration was on the basis of false information in the shareholder’s application. Shareholders registered without voting rights may not participate in or vote at our shareholders meetings, but will be entitled to dividends, preemptive rights and liquidation proceeds. Only shareholders that are registered as shareholders with voting rights on the relevant record date are permitted to participate in and vote at a shareholders meeting.

Anti-takeover provisions in our Articles of Association could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

Our Articles of Association contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

For example, the following provisions in our Articles of Association could have such an effect:

•	the election of our directors is staggered, meaning that members of only one of three classes of our directors are elected each year, thus limiting a shareholder’s ability to replace directors;

•	shareholders whose shares represent 10% or more of our total voting shares will be reduced to less than 10% of the total voting power. Conversely, shareholders owning less than 10% of the total voting power may gain increased voting power as a result of these cutbacks;

•	our directors may decline the registration of a shareholder as a shareholder with voting rights in the share register if and to the extent such shareholder owns or otherwise controls alone or together with others 10% of our total voting rights or if such shareholder refuses to confirm to us that it has acquired the voting shares for its own account and benefit; and

•	at any time until November 30, 2012, our Board of Directors has the power to issue a number of voting shares up to 20% of our share capital registered in the Swiss Commercial Register and to limit or withdraw the preemptive rights of the existing shareholders in various circumstances.

As a shareholder of our company, you may have greater difficulties in protecting your interests than as a shareholder of a U.S. corporation.

Swiss law differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our Articles of Association, some of these differences may result in your having greater difficulties in protecting your interests as a shareholder of our company than you would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights you may have as a shareholder to enforce specified provisions of Swiss corporate law or our Articles of Association, the rights of shareholders to bring class action and derivative lawsuits and the circumstances under which we may indemnify our directors and officers.

It may be difficult to enforce service of process and enforcement of judgments against us and our officers and directors.

Holdings is incorporated pursuant to the laws of Switzerland. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

We have been advised by Swiss counsel, that there is doubt as to whether the courts in Switzerland would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Switzerland against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Swiss counsel that there is no treaty in effect between the United States and Switzerland providing for the enforcement of judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Swiss courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Switzerland, it may be difficult for investors to recover against us based upon such judgments.

There are regulatory limitations on the ownership and transfer of our common shares.

The BMA must approve all issuances and transfers of securities of our Bermuda exempted companies. Before any shareholder acquires 10% or more of the voting shares, either directly or indirectly, of any of our U.S. insurance subsidiaries, that shareholder must file an acquisition statement with and obtain prior approval from the domiciliary insurance commissioner of the respective company. Similar provisions apply to our Lloyd’s corporate member. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s corporate member or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s corporate member or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd’s corporate member or its parent company by virtue of his shareholding or voting power in either. In such a case, the controlling entity would be required to provide notice to Lloyd’s.

Risks Related to Taxation

U.S. taxation of our non-U.S. companies could materially adversely affect our financial condition and results of operations.

We believe that our non-U.S. companies, including our Swiss, Bermuda and Irish companies, have operated and will operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, we cannot assure you that the U.S. Internal Revenue Service (the “IRS”) will not contend that a non-U.S. company is engaged in a U.S. trade or business. If any of the non-U.S. companies are engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business. In addition, a U.S. federal branch profits tax at the rate of 30% may be imposed on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of investment income of such company, as computed under Section 842 of the Code, requiring that a foreign company carrying on a U.S. insurance or reinsurance business have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risks insured or reinsured by such company, may be subject to U.S. federal income and branch profits taxes.

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

If any of our Swiss or Irish companies are engaged in a U.S. trade or business and qualify for benefits under the relevant income tax treaty with the United States, U.S. federal income taxation of such company will depend on whether it maintains a U.S. permanent establishment. We believe that each such company has operated and will continue to operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether a non-U.S. company maintains a U.S. permanent establishment is inherently factual. Therefore, we cannot assure you that the IRS will not successfully assert that any of such companies maintains a U.S. permanent establishment. In such case, the company will be subject to U.S. federal income tax at regular corporate rates and branch profits tax at the rate of 5% with respect to its income attributable to the permanent establishment.

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

We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or pay dividends out of qualifying additional paid-in capital, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we are unable to make a distribution through a reduction in par value or, pay a dividend out of qualifying additional paid-in capital, we may not be able to make distributions without subjecting you to Swiss withholding taxes.

Under present Swiss tax law, repurchases of our common shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value and the repurchase price. We may follow a share repurchase process for future repurchases, if any, in which Swiss institutional investors sell shares to us and are generally able to receive a refund of the Swiss withholding tax. However, if we are unable to use this process successfully, we may not be able to repurchase our shares for the purposes of capital reduction without subjecting you to Swiss withholding taxes.

You may be subject to U.S. income taxation with respect to income of our non-U.S. companies and ordinary income characterization of gains on disposition of our shares under the controlled foreign corporation (“CFC”) rules.

Generally, each “United States shareholder” of a CFC will be subject to (i) U.S. federal income taxation on its ratable share of the CFC’s subpart F income, even if the earnings attributable to such income are not distributed, provided that such “United States shareholder” holds directly or through non-U.S. entities shares of the CFC; and (ii) potential ordinary income characterization of gains from the sale or exchange of the directly owned shares of the non-U.S. corporation. For these purposes, any U.S. person who owns directly, through non-U.S. entities, or under applicable constructive ownership rules, 10% or more of the total combined voting power of all classes of stock of any non-U.S. company will be considered to be a “United States shareholder.” An insurance company is classified as a CFC only if its “United States shareholders” own 25% or more of the vote or value of its stock. Although our non-U.S. companies may be or become CFCs, for the following reasons we believe it is unlikely that any U.S. person holding our shares directly, or through non-U.S. entities, would be subject to tax as a “United States shareholder.”

First, although certain of our principal U.S. shareholders previously owned 10% or more of our common shares, no such shareholder currently owns more than 10%. We will be classified as a CFC only if United States shareholders own 25% or more of our stock; one United States shareholder alone will not be subject to tax on subpart F income unless that shareholder owns 25% or more of our stock or there is at least one other United States shareholder that in combination with the first United States shareholder owns 25% or more of our common stock. Second, our Articles of Association provide that no individual or legal entity may, directly or through Constructive Ownership (as defined in Article 14 of our Articles of Association) or otherwise control voting rights with respect to 10% or more of our registered share capital recorded in the Swiss Commercial Register and authorize our Board of Directors to refuse to register holders of shares as shareholders with voting rights under certain circumstances. We cannot assure you, however, that the provisions of the Articles of Association referenced in this paragraph will operate as intended or that we will be otherwise successful in preventing a U.S. person from exceeding, or being deemed to exceed, these voting limitations. Accordingly, U.S. persons who hold our shares directly or through non-U.S. entities should consider the possible application of the CFC rules.

You may be subject to U.S. income taxation under the related person insurance income (“RPII”) rules.

Our non-U.S. insurance and reinsurance subsidiaries may currently insure and reinsure and may continue to insure and reinsure directly or indirectly certain of our U.S. shareholders and persons related to such shareholders. We believe that U.S. persons that hold our shares directly or through non-U.S. entities will not be subject to U.S. federal income taxation with respect to the income realized in connection with such insurance and reinsurance prior to distribution of earnings attributable to such income either on the basis (i) that RPII, determined on a gross basis, realized by each non-U.S. insurance and reinsurance subsidiary will be less than 20% of its gross insurance income in each taxable year; or (ii) that at all times during the year U.S. insureds hold less than 20% of the combined voting power of all classes of our shares entitled to vote and hold less than 20% of the total value of our shares. However, the identity of all of our shareholders, as well as some of the factors that determine the extent of RPII in any period, may be beyond our knowledge or control. For example, we may be considered to insure indirectly the risk of our shareholder if an unrelated company that insured such risk in the first instance reinsures such risk with us. Therefore, we cannot assure you that we will be successful in keeping the RPII realized by the non-U.S. insurance and reinsurance subsidiaries or the ownership of us by U.S. insureds below the 20% limit in each taxable year. Furthermore, even if we are successful in keeping the RPII or the ownership of us by U.S. insureds below the 20% limit, we cannot assure you that we will be able to establish that fact to the satisfaction of the U.S. tax authorities. If we are unable to establish that the RPII of any non-U.S. insurance or reinsurance subsidiary is less than 20% of that subsidiary’s gross insurance income in any taxable year, and no other exception from the RPII rules applies, each

U.S. person who owns our shares, directly or through non-U.S. entities, on the last day of the taxable year will be generally required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately to U.S. holders at that date, regardless of whether that income was actually distributed.

The RPII rules provide that if a holder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income and the ownership of us by U.S. insureds is below 20%) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. These rules should not apply to dispositions of our shares because Allied World Assurance Company Holdings, AG is not itself directly engaged in the insurance business and these rules appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot assure you, however, that the IRS will interpret these rules in this manner or that the proposed regulations addressing the RPII rules will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.

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

Our non-U.K. companies may be subject to U.K. tax, which may have a material adverse effect on our results of operations.

Two of our subsidiaries, Allied World Capital (Europe) Limited and 2232 Services Limited, are incorporated in the United Kingdom and, are therefore, subject to tax in the United Kingdom. None of our other companies are incorporated in the United Kingdom. Accordingly, none of our other companies should be treated as being resident in the United Kingdom for corporation tax purposes unless the central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intend to manage our affairs so that none of our other companies are resident in the United Kingdom for tax purposes.

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

If any of our non-U.K. companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than Allied World Assurance Company (Reinsurance) Limited and Allied World Assurance Company (Europe) Limited, were to be treated as carrying on a trade in the United Kingdom through a branch agency or of having a permanent establishment in the United Kingdom, our results of operations and your investment could be materially adversely affected.

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

Trading income derived from the insurance and reinsurance businesses carried on in Ireland by our Irish companies is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various EU Member States have, from time to time, called for harmonization of corporate tax rates within the EU. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates in the EU. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax until at least the year 2025. Should, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, has given our Bermuda subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to such entities or their operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Item 1B.	Unresolved Staff Comments.

None.

GLOSSARY OF SELECTED INSURANCE AND OTHER TERMS

Accident Year	The year in which the event occurred that triggers a claim to us. All years referred to are years ending December 31.

Admitted insurer	An insurer that is licensed or authorized to write insurance in a particular state; to be distinguished from an insurer eligible to write excess and surplus lines insurance on risks located within a jurisdiction.

Assumed reinsurance	That portion of a risk that a reinsurer accepts from an insurer in return for a stated premium.

Attachment point	The loss point of which an insurance or reinsurance policy becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers, as the case may be.

Capacity	The maximum percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty lines	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Catastrophe exposure or event	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe reinsurance	A form of excess-of-loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover other types of insurance losses such as workers’ compensation policies.

Cede, cedent, ceding company	When an insurer transfers some or all of its risk to a reinsurer, it “cedes” business and is referred to as the “ceding company” or “cedent.”

Commercial coverage	Insurance products that are sold to entities and individuals in their business or professional capacity, and which are intended for other than the insured’s personal or household use.

Deductible	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Retention.”

Direct insurance	Insurance sold by an insurer that contracts directly with the insured, as distinguished from reinsurance.

Directors and officers liability	Insurance that covers liability for corporate directors and officers for wrongful acts, subject to applicable exclusions, terms and conditions of the policy.

Earned premiums or premiums earned	That portion of premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both statutory accounting practice and U.S. GAAP.

Employment practices liability insurance	Insurance that primarily provides liability coverage to organizations and their employees for losses arising from acts of discrimination, harassment and retaliation against current and prospective employees of the organization.

Excess and surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers; or insurance written by non-admitted insurance companies to cover such risks.

Excess layer	Insurance to cover losses in one or more layers above a certain amount with losses below that amount usually covered by the insured’s primary policy and its self-insured retention.

Excess-of-loss reinsurance	Reinsurance that indemnifies the insured against all or a specified portion of losses over a specified amount or “retention.”

Exclusions	Provisions in an insurance or reinsurance policy excluding certain risks or otherwise limiting the scope of coverage.

Exposure	The possibility of loss. A unit of measure of the amount of risk a company assumes.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fiduciary liability insurance	Insurance that primarily provides liability coverage to fiduciaries of employee benefit and welfare plans for losses arising from the breach of any fiduciary duty owed to plan beneficiaries.

Frequency	The number of claims occurring during a specified period of time.

General casualty	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Gross premiums written	Total premiums for insurance and reinsurance written during a given period.

Healthcare liability or Healthcare lines	Insurance coverage, often referred to as medical malpractice insurance, which addresses liability risks of doctors, surgeons, nurses, other healthcare professionals and the institutions (hospitals, clinics) in which they practice.

Incurred but not reported (“IBNR”) reserves	Reserves established by us for claims that have occurred but have not yet been reported to us as well as for changes in the values of claims that have been reported to us but are not yet settled.

In-force	Policies that have not expired or been terminated and for which the insurer remains on risk as of a given date.

Limits or gross maximum limits	The maximum amount that an insurer or reinsurer will insure or reinsure for a specified risk, a portfolio of risks or on a single insured entity. The term also refers to the maximum amount of benefit payable for a given claim or occurrence.

Loss development	The difference between the original loss as initially reserved by an insurer or reinsurer and its subsequent evaluation at a later date or at the time of its closure. Loss development occurs because of inflation and time lags between the occurrence of claims and the time they are actually reported to an insurer or reinsurer. To account for these increases, a “loss development factor” or multiplier is usually applied to a claim or group of claims in an effort to more accurately project the ultimate amount that will be paid.

Losses incurred	The total losses and loss adjustment expenses paid, plus the change in loss and loss adjustment expense reserves, including IBNR, sustained by an insurance or reinsurance company under its insurance policies or other insurance or reinsurance contracts.

Losses and loss expenses	“Losses” are an occurrence that is the basis for submission or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the insurance policy or other insurance or reinsurance contracts. “Loss expenses” are the expenses incurred by an insurance or reinsurance company in settling a loss.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this Form 10-K, “loss reserves” is meant to include reserves for both losses and for loss expenses.

Net premiums earned	The portion of net premiums written during or prior to a given period that was recognized as income during such period.

Net premiums written	Gross premiums written, less premiums ceded to reinsurers.

Paid losses	Claim amounts paid to insureds or ceding companies.

Per occurrence limitations	The maximum amount recoverable under an insurance or reinsurance policy as a result of any one event, regardless of the number of claims.

Primary insurance (primary layer)	Insurance that absorbs the losses immediately above the insured’s retention layer. A primary insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a primary insurance layer typically assume an element of regular loss frequency.

Probable maximum loss (“PML”)	An estimate of the loss on any given insurance policy or group of policies at some pre-defined probability of occurrence. The probability of occurrence is usually expressed in terms of the number of years between loss events of that size (e.g., 1 in 100 years or 1 in 200 years).

Producer	A licensed professional, often referred to as either an insurance agent, insurance broker or intermediary, who acts as intermediary between the insurance carrier and the insured or reinsured (as the case may be).

Product liability	Insurance that provides coverage to manufacturer and/or distributors of tangible goods against liability for personal injury caused if such products are unsafe or defective.

Professional liability	Insurance that provides liability coverage to directors and officers, attorneys, doctors, accountants and other professionals who offer services to the general public and claim expertise in a particular area greater than the ordinary layperson for their negligence or malfeasance.

Property catastrophe coverage	In reinsurance, coverage that protects the ceding company against accumulated losses in excess of a stipulated sum that arise from a catastrophic event such as an earthquake, fire or windstorm. “Catastrophe loss” generally refers to the total loss of an insurer arising out of a single catastrophic event.

Quota share reinsurance	A proportional reinsurance treaty in which the ceding company cedes an agreed-on percentage of every risk it insures that falls within a class or classes of business subject to the treaty.

Reinstatement premium	The premium paid by a ceding company for the right and, typically the obligation to reinstate the portion of coverage exhausted by prior claims. Reinstatement provisions typically limit the amount of aggregate coverage for all claims during the contract period and often require additional premium payments.

Reinsurance	The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that reinsurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance that it has issued.

Reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this report, “reserves” are meant to include reserves for both losses and for loss expenses.

Retention	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Deductible.”

Retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Run-off	Liability of an insurance or reinsurance company for existing claims that it expects to pay in the future and for which a loss reserve has been established.

Self-insured	A term which describes a risk, or part of a risk, retained by the insured in lieu of transferring the risk to an insurer. A policy deductible or retention feature allows a policyholder to self-insure a portion of an exposure and thereby reduce its risk-transfer costs.

Specialty lines	A term used in the insurance and reinsurance industry to describe types of insurance or classes of business that require specialized expertise to underwrite. Insurance and reinsurance for these classes of business is not widely available and is typically purchased from the specialty lines divisions of larger insurance companies or from small specialty lines insurers.

Subpart F income	Insurance and reinsurance income (including underwriting and investment income) and foreign personal holding company income (including interest, dividends and other passive investment income).

Surplus (or statutory surplus)	As determined under statutory accounting principles, the amount remaining after all liabilities, including loss reserves, are subtracted from all of the “admitted” assets (i.e., those permitted by regulation to be recognized on the statutory balance sheet). Surplus is also referred to as “statutory surplus” or “surplus as regards policyholders” for statutory accounting purposes.

Surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers or insurance written by non-admitted insurance companies to cover such risks.

“Swing-rated” reinsurance contract	A reinsurance contract, that links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. This type of reinsurance contract enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers, but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold.

Treaties	Reinsurance contacts under which the ceding company agrees to cede and the reinsurer agrees to assume risks of a particular class or classes of business.

Treaty year	The year in which the contract incepts. Exposure from contracts incepting during the current treaty year will potentially affect both the current accident year as well future accident years.

Ultimate loss	Total of all expected settlement amounts, whether paid or reserved together with any associated loss adjustment expenses, and is the estimated total amount of loss at the measurement date. For purposes of this Form 10-K, “ultimate loss” is the sum of paid losses, case reserves and IBNR.

Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge

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

Item 2.  Properties.

Our corporate headquarters are located in offices we lease in Switzerland. We also lease space in Bermuda, England, Hong Kong, Ireland, Singapore and the United States for the operation of our U.S. insurance, international insurance and reinsurance segments. Our leases have remaining terms ranging from seven months to approximately 11 years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 15 of the notes to the consolidated financial statements in this Form 10-K.

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

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. The Court stayed proceedings in the litigation pending a decision by the Third Circuit Court of Appeals on an appeal of the court’s decisions granting motions to dismiss in a related putative class action. Because of the stay, neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint and written discovery that had begun has not been completed. On August 16, 2010, the Third Circuit issued its ruling in the related action, affirming the dismissal in large part, vacating it in part and remanding that case for further proceedings. On October 5, 2010, the court decided to extend the current stay until after it decides the renewed motions to dismiss the class action complaint that have been filed. At this point, it is not possible to predict the outcome of the litigation; the company does not, however, currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

Item 4.	[Removed and Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares began publicly trading on the New York Stock Exchange under the symbol “AWH” on July 12, 2006. As a result of the Redomestication described in Item 1. “Business”, Holdings became the parent company of our group of companies and our common shares continue to be listed on the New York Stock Exchange under the same symbol “AWH”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported on the New York Stock Exchange Composite Tape.

	High	Low

2010:
First quarter	$47.05	$43.77
Second quarter	$47.96	$40.60
Third quarter	$57.25	$44.42
Fourth quarter	$61.24	$54.53

2009:
First quarter	$42.68	$32.23
Second quarter	$41.32	$35.43
Third quarter	$49.76	$39.93
Fourth quarter	$49.31	$44.32

On February 22, 2011, the last reported sale price for our common shares was $61.51 per share. At February 21, 2011, there were 41 holders of record of our common shares.

During the year ended December 31, 2009, we declared a regular quarterly dividend of $0.18 per common share during for the first, second and third quarters, and a regular quarterly dividend of $0.20 per common share for the fourth quarter. During the year ended December 31, 2010, we declared a regular quarterly dividend of $0.20 per common share for each quarter. Additionally, on November 4, 2010, the Board declared a special dividend of $0.25 per share. Because Swiss law prevents the company from paying a dividend until at least two months following the annual shareholder meeting in May 2011, the special dividend provided for a distribution to shareholders for the interim period between the effectiveness of the Redomestication and the next available regular dividend payment date. The special dividend was paid on November 26, 2010.

The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our Board of Directors and subject to legal, regulatory, financial and other restrictions. Specifically, any future declaration and payment of any cash dividends by the company will:

•	depend upon its results of operations, financial condition, cash requirements and other relevant factors;

•	be subject to shareholder approval;

•	be subject to restrictions contained in our credit facilities and other debt covenants; and

•	be subject to other restrictions on dividends imposed by Swiss law.

Under Swiss law, our shareholders have the power to declare dividends without the agreement of the Board of Directors. Consequently, dividends may be declared by resolution of the shareholders even if our Board of Directors and management do not believe it is in the best interest of the company or the shareholders. As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1. “Business — Regulatory Matters,” Item 1A. “Risk Factors — Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements” and Note 16 of the notes to consolidated financial statements included in this Form 10-K.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our common shares during the three months ended December 31, 2010:

					Maximum Dollar Value
			Total Number of		(or Approximate
			Shares Purchased as		Dollar Value) of
	Total Number of	Average Price	Part of Publicly		Shares that May Yet
	Shares	Paid	Announced Plans or		be Purchased Under
Period	Purchased	per Share	Programs		the Plans or Programs

October 1 — 31, 2010	215,549	$56.98	215,549		$322,709,721
November 1 — 30, 2010	3,745,031	58.77	585,238	(1)	288,055,585
December 1 — 31, 2010	451,166	60.26	451,166		260,872,492

Total	4,411,716	$58.84	1,251,953		$260,872,492	(2)

(1)	Does not include 3,159,793 of our common shares included in the “Total Number of Shares Purchased” column in the table above that we repurchased outside of the share repurchase program. On November 5, 2010, we entered into a repurchase agreement with certain affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”), pursuant to which we repurchased the remainder of common shares as well as warrants to purchase an additional 1,500,000 common shares that were held by such affiliates.

(2)	In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions and tender offers or otherwise. However, pursuant to Swiss law, shareholder approval of share repurchases is required. Prior to the Redomestication, Allied World Bermuda, as the sole shareholder of Holdings, approved the repurchase of Holdings’ shares in an amount not to exceed $160 million, which represented a portion of the remaining capacity available under the original May 2010 share repurchase authorization. At our annual shareholder meeting in May 2011, we intend to seek approval from our shareholders for the $122.5 million of remaining capacity available under such authorization. The total amount in the table above that may be purchased under our share repurchase program assumes that our shareholders will approve the additional remaining capacity in May 2011.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the period beginning on July 11, 2006 and ending on December 31, 2010, assuming $100 was invested on July 11, 2006. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6.	Selected Financial Data.

The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	($ in millions, except per share amounts and ratios)

Summary Statement of Operations Data:
Gross premiums written	$1,758.4	$1,696.3	$1,445.6	$1,505.5	$1,659.0

Net premiums written	$1,392.4	$1,321.1	$1,107.2	$1,153.1	$1,306.6

Net premiums earned	$1,359.5	$1,316.9	$1,117.0	$1,159.9	$1,252.0
Net investment income	244.1	300.7	308.8	297.9	244.4
Net realized investment gains (losses)	285.6	126.4	(60.0)	37.0	(4.8)
Net impairment charges recognized in earnings	(0.2)	(49.6)	(212.9)	(44.6)	(23.9)
Other income	0.9	1.5	0.7	—	—
Net losses and loss expenses	707.9	604.1	641.1	682.3	739.1
Acquisition costs	159.5	148.9	112.6	119.0	141.5
General and administrative expenses	286.5	248.6	185.9	141.6	106.1
Amortization and impairment of intangible assets	3.5	11.1	0.7	—	—
Interest expense	40.2	39.0	38.7	37.8	32.6
Foreign exchange loss (gain)	0.4	0.7	(1.4)	(0.8)	0.6
Income tax expense (benefit)	26.9	36.6	(7.6)	1.1	5.0

Net income	$665.0	$606.9	$183.6	$469.2	$442.8

Per Share Data:
Earnings per share(1):
Basic	$14.30	$12.26	$3.75	$7.84	$8.09
Diluted	13.32	11.67	3.59	7.53	7.75
Weighted average number of common shares outstanding:
Basic	46,491,279	49,503,438	48,936,912	59,846,987	54,746,613
Diluted	49,913,317	51,992,674	51,147,215	62,331,165	57,115,172
Dividends declared per share	$1.05	$0.74	$0.72	$0.63	$0.15

	Year Ended December 31,
	2010	2009	2008	2007	2006

Selected Ratios:
Loss and loss expense ratio(2)	52.1%	45.9%	57.4%	58.8%	59.0%
Acquisition cost ratio(3)	11.7%	11.3%	10.1%	10.3%	11.3%
General and administrative expense ratio(4)	21.1%	18.9%	16.6%	12.2%	8.5%
Expense ratio(5)	32.8%	30.2%	26.7%	22.5%	19.8%
Combined ratio(6)	84.9%	76.1%	84.1%	81.3%	78.8%

	Year Ended December 31,
	2010	2009	2008	2007	2006
	($ in millions, except per share amounts and ratios)
Summary Statement of Operations Data:
Cash and cash equivalents	$757.0	$292.2	$655.8	$202.6	$366.8
Investments at fair value	7,183.6	7,156.3	6,157.1	6,029.3	5,440.3
Reinsurance recoverable	927.6	920.0	888.3	682.8	689.1
Total assets	10,427.6	9,653.2	9,022.5	7,899.1	7,620.6
Reserve for losses and loss expenses	4,879.2	4,761.8	4,576.8	3,919.8	3,637.0
Unearned premium	962.2	928.6	930.4	811.1	813.8
Total debt	797.7	498.9	742.5	498.7	498.6
Total shareholders’ equity	3,075.8	3,213.3	2,416.9	2,239.8	2,220.1

(1)	Please refer to Note 13 of the notes to consolidated financial statements for the calculation of basic and diluted earnings per share.

(2)	Calculated by dividing net losses and loss expenses by net premiums earned.

(3)	Calculated by dividing acquisition costs by net premiums earned.

(4)	Calculated by dividing general and administrative expenses by net premiums earned.

(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.

(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of December 31, 2010, we had approximately $10.4 billion of total assets, $3.1 billion of total shareholders’ equity and $3.9 billion of total capital, which includes shareholders’ equity and senior notes.

During the year ended December 31, 2010, we experienced premium rate declines across all of our operating segments and most lines of business. We believe the premium rate decreases are due to increased competition, increased capacity and an absence of large severity casualty losses. We expect this trend to continue into 2011. Despite the challenging pricing environment, we believe that there are opportunities where certain products have adequate premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $62.1 million, or 3.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our net income for the year ended December 31, 2010 increased by $58.1 million, or 9.6%, to $665.0 million compared to $606.9 million for the year ended December 31, 2009. The increase in net income for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to higher net realized investment gains and lower other-than-temporary-impairment charges (“OTTI”), partially offset by higher net losses and loss expenses due to increased property losses.

Recent Developments

Redomestication to Switzerland

On November 26, 2010, we received approval from the Supreme Court of Bermuda to change the place of incorporation of our ultimate parent company from Bermuda to Switzerland. We completed the Redomestication on December 1, 2010. After the Redomestication, Holdings is now our ultimate parent company and Allied World Bermuda is a wholly owned subsidiary of Holdings. To affect the Redomestication on December 1, 2010, Holdings and Allied World Bermuda entered into a contribution-in-kind agreement. Under the terms of the contribution-in-kind agreement all issued and outstanding voting and non-voting shares of Allied World Bermuda were cancelled and issued to Holdings as a contribution-in-kind in exchange for which the holders of such voting and non-voting shares immediately prior to the completion of the Redomestication received the same number of voting and non-voting shares of Holdings. As a result of the contribution-in-kind and the resulting par value changing from $0.03 to CHF 15.00, the share capital balance was increased to CHF 600.1 million with an equal reduction in additional paid-in capital. At the time of contribution-in-kind, the exchange rate between the U.S. dollar and Swiss Franc was one-for-one.

Share Repurchase Activities

In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, and tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. As part of the share repurchase program, we entered into a rule 10b5-1 repurchase plan that enables us to complete share repurchases during trading blackout periods. During the year ended December 31, 2010, we repurchased through open-market purchases 4,651,279 shares at a total cost of $239.1 million, for an average price of $51.41 per share. We have classified these repurchased shares as ‘‘treasury shares, at cost” on the consolidated balance sheets.

In August 2010, we repurchased 5,000,000 of our common shares for $250.0 million, or $50.00 per share, in a privately negotiated transaction from Goldman Sachs. Also in August 2010, we repurchased a warrant owned by Chubb in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 of our common shares for $34.20 per share. We repurchased the warrant for an aggregate purchase price of $32.8 million. Both of the aforementioned transactions were funded using available cash on hand and were executed separately from the Company’s share repurchase program.

In November 2010, we repurchased the remaining 3,159,793 common shares and a warrant to purchase an additional 1,500,000 of our common shares from Goldman Sachs. The aggregate purchase price for these securities was $222.6 million, of which $185.4 million, or $58.69 per share, related to the repurchase of the common shares and $37.2 million related to the purchase of the warrant. The repurchase price per common share was based on and reflected a 0.5% discount from the volume-weighted average trading price of the Company’s common shares on November 5, 2010. The repurchase price per common share underlying the warrant is equal to the volume-weighted average trading price of the company’s common shares on November 5, 2010, less the exercise price for such warrant of $34.20 per share plus $0.01 per share. Both of the aforementioned transactions were executed separately from the Company’s share repurchase program.

The common shares repurchased from Goldman Sachs were classified as “treasury shares, at cost”, and the repurchase of the warrants from Chubb and Goldman Sachs was recognized as a reduction in “additional paid-in capital” on the consolidated balance sheets.

As required under Swiss law, we can not hold more than 10% of its registered capital in treasury shares, unless we receive shareholder approval to do so. As a result, immediately prior to the Redomestication, we cancelled 10,879,106 shares held in treasury with a related reduction to “additional paid-in capital” of $561.8 million.

In February 2011, we repurchased a warrant owned by AIG in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of our common shares for $34.20 per share. We repurchased the warrant for an aggregate purchase price of $53.6 million. The repurchase of the warrant will be recognized as a reduction in “additional paid-in capital” in the consolidated balance sheets. The repurchase was executed separately from the Company’s share repurchase program.

Issuance of Senior Notes

In November 2010, Allied World Bermuda issued $300 million senior notes due in 2020. The senior notes bear interest at an annual rate of 5.50% per year and were priced to yield 5.56%. Interest on the senior notes is payable semi-annually on May 15 and November 15 of each year commencing on May 15, 2011. The net proceeds from the offering of the senior notes will be used for general corporate purposes, including the repurchase of the company’s outstanding common shares of one shareholder or potential acquisitions. The senior notes are the company’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. We may redeem the senior notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the senior notes to be redeemed or a make-whole price, plus accrued and unpaid interest. The senior notes includes covenants and events of default that are usual and customary, but do not contain any financial covenants. In addition, these senior notes as well as the senior notes issued in 2006 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Allied World Switzerland.

Adoption of ASU 2010-11

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ASU 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). On July 1, 2010, in accordance with ASU 2010-11, we elected the fair value option for all of our mortgage-backed and asset-backed securities. As a result of the fair value election, any changes in the fair value of the mortgage-backed and asset-backed securities will be recognized through earnings in “net realized investment gains (losses)” on the consolidated statements of operations and comprehensive income (“consolidated income statements”). On July 1, 2010, we reclassified $968.8 million of mortgage-backed and asset-backed securities, combined, from “fixed maturity investments available for sale, at fair value” to “fixed maturity investments trading, at fair value” on the consolidated balance sheets. Also on July 1, 2010, we reclassified $41.9 million of net unrealized gains from “accumulated other comprehensive income” to “retained earnings” on the consolidated balance sheets.

Financial Highlights

	Year Ended December 31,
	2010	2009	2008
	($ in millions except share and per share data)

Gross premiums written	$1,758.4	$1,696.3	$1,445.6
Net income	665.0	606.9	183.6
Operating income	397.8	537.7	455.1
Basic earnings per share:
Net income	$14.30	$12.26	$3.75
Operating income	$8.56	$10.86	$9.30
Diluted earnings per share:
Net income	$13.32	$11.67	$3.59
Operating income	$7.97	$10.34	$8.90
Weighted average common shares outstanding:
Basic	46,491,279	49,503,438	48,936,912
Diluted	49,913,317	51,992,674	51,147,215
Basic book value per common share	$80.75	$64.61	$49.29
Diluted book value per common share	$74.29	$59.56	$46.05
Annualized return on average equity (ROAE), net income	21.9%	22.6%	8.3%
Annualized ROAE, operating income	13.1%	20.0%	20.6%

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

Operating income & operating income per share

Operating income is an internal performance measure used in the management of our operations and represents after tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, impairment of intangible assets and foreign exchange gain or loss. We exclude net realized investment gains or losses, net impairment charges recognized in earnings and net foreign exchange gain or loss from our calculation of operating income because the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities and other factors. We exclude impairment of intangible assets as these are non-recurring charges. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Year Ended December 31,
	2010	2009	2008
	($ in millions except per share data)

Net income	$665.0	$606.9	$183.6
Add after tax affect of:
Net realized investment (gains) losses	(267.7)	(126.4)	60.0
Net impairment charges recognized in earnings	0.1	49.6	212.9
Impairment of intangible assets	—	6.9	—
Foreign exchange loss (gain)	0.4	0.7	(1.4)

Operating income	$397.8	$537.7	$455.1

Basic per share data:
Net income	$14.30	$12.26	$3.75
Add after tax affect of:
Net realized investment (gains) losses	(5.75)	(2.55)	1.23
Net impairment charges recognized in earnings	—	1.00	4.35
Impairment of intangible assets	—	0.14	—
Foreign exchange loss (gain)	0.01	0.01	(0.03)

Operating income	$8.56	$10.86	$9.30

Diluted per share data:
Net income	$13.32	$11.67	$3.59
Add after tax affect of:
Net realized investment (gains) losses	(5.36)	(2.43)	1.17
Net impairment charges recognized in earnings	—	0.96	4.16
Impairment of intangible assets	—	0.13	—
Foreign exchange loss (gain)	0.01	0.01	(0.02)

Operating income	$7.97	$10.34	$8.90

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	Year Ended December 31,
	2010	2009	2008
	($ in millions except share and per share data)

Price per share at period end	$59.44	$46.07	$40.60
Total shareholders’ equity	$3,075.8	$3,213.3	$2,416.9
Basic common shares outstanding	38,089,226	49,734,487	49,036,159
Add:
Unvested restricted share units	571,178	915,432	971,907
Performance based equity awards	1,440,017	1,583,237	1,345,903
Employee purchase plan	10,576	—	—
Dilutive options/warrants outstanding	3,272,739	6,805,157	6,371,151
Weighted average exercise price per share	$35.98	$34.44	$33.38
Deduct:
Options bought back via treasury method	(1,980,884)	(5,087,405)	(5,237,965)

Common shares and common share equivalents outstanding	41,402,852	53,950,908	52,487,155
Basic book value per common share	$80.75	$64.61	$49.29
Diluted book value per common share	$74.29	$59.56	$46.05

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

	Year Ended December 31,
	2010	2009	2008
	($ in millions)

Opening shareholders’ equity	$3,213.3	$2,416.9	$2,239.8
Deduct: accumulated other comprehensive income	(149.8)	(105.6)	(136.2)

Adjusted opening shareholders’ equity	$3,063.5	$2,311.3	$2,103.6
Closing shareholders’ equity	$3,075.8	$3,213.3	$2,416.9
Deduct: accumulated other comprehensive income	(57.1)	(149.8)	(105.6)

Adjusted closing shareholders’ equity	$3,018.7	$3,063.5	$2,311.3
Average shareholders’ equity	$3,041.1	$2,687.3	$2,207.4
Net income available to shareholders	$665.0	$606.9	$183.6
Annualized return on average shareholders’ equity —
net income available to shareholders	21.9%	22.6%	8.3%

Operating income available to shareholders	$397.8	$537.7	$455.1
Annualized return on average shareholders’ equity —
operating income available to shareholders	13.1%	20.0%	20.6%

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

Due to changes in the recognition and presentation of OTTI of our available for sale debt securities based on guidance issued by the FASB in April 2009, OTTI, which was previously included in “net realized investment gains or losses”, will be presented separately in the consolidated income statements as “net impairment charges recognized in earnings”. See “-Critical Accounting Policies-Other-Than-Temporary Impairments of Investments” for further discussion of the recognition and presentation of OTTI.

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

General and administrative expenses include personnel expenses including stock-based compensation expense, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased stock-based compensation expense and increased professional fees.

Ratios

Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The loss and loss expense ratio is derived by dividing net losses and loss expenses by net premiums earned. The acquisition cost ratio is derived by dividing acquisition costs by net premiums earned. The general and administrative expense ratio is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

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

Reserve for Losses and Loss Expenses

Reserves for losses and loss expenses by segment as of December 31, 2010, 2009 and 2008 were comprised of the following:

	U.S. Insurance			International Insurance			Reinsurance			Total
	December 31,			December 31,			December 31,			December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
	($ in millions)

Case reserves	$295.3	$268.1	$257.3	$498.3	$570.4	$619.3	$373.0	$313.5	$256.3	$1,166.5	$1,152.0	$1,132.9
IBNR	1,136.4	985.6	871.2	1,728.4	1,786.0	1,753.7	847.8	838.2	819.0	3,712.7	3,609.8	3,443.9

Reserve for losses and loss expenses	1,431.7	1,253.7	1,128.5	2,226.7	2,356.4	2,373.0	1,220.8	1,151.7	1,075.3	4,879.2	4,761.8	4,576.8
Reinsurance recoverables	(396.6)	(351.8)	(309.1)	(531.0)	(566.3)	(576.0)	—	(1.9)	(3.2)	(927.6)	(920.0)	(888.3)

Net reserve for losses and loss expenses	$1,035.1	$901.9	$819.4	$1,695.7	$1,790.1	$1,797.0	$1,220.8	$1,149.8	$1,072.1	$3,951.6	$3,841.8	$3,688.5

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as case reserves, and reserves for IBNR. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. IBNR reserves relate primarily to unreported events that, based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company. IBNR reserves also relate to estimated development of reported events that based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to reach our attachment point and are reasonably likely to result in a loss to our company. We also include IBNR changes in the values of claims that have been reported to us but are not yet settled. Each claim is settled individually based upon its merits and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for losses and loss expenses include significant estimates for IBNR reserves.

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

Our casualty insurance and casualty reinsurance lines of business include general liability risks, healthcare and professional liability risks. Claims may be reported or settled several years after the coverage period has terminated for these lines of business (“longer tail lines”), which increases uncertainties of our reserve estimates in such lines. In addition, our attachment points for these longer tail lines are often relatively high, making reserving for these lines of business more difficult than shorter tail lines due to having to estimate whether the severity of the estimated losses will exceed our attachment point. We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks supplemented by our own experience. For expected loss ratio selections, we are giving greater consideration to our existing experience supplemented with analysis of loss trends, rate changes and experience of peer companies.

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

Reported Loss Development Method.  We estimate ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than the paid loss development method. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are reported relatively early and have case loss reserve estimates established. This method assumes that reserves have been established using consistent practices over the historical period that is reviewed. Changes in claims handling procedures, large claims or significant numbers of claims of an unusual nature may cause results to be too varied for accurate forecasting. Also, choosing an appropriate “tail factor” to determine the change in reported loss from the latest development period to the ultimate development period may require considerable judgment. As we have limited reported history, we have had to supplement our reported loss development patterns with appropriate benchmarks.

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

During 2010, 2009 and 2008, we adjusted our reliance on actuarial methods utilized for certain casualty lines of business and loss years within our U.S. insurance and international insurance segments from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. Also during 2010 and 2009, we began adjusting our reliance on actuarial methods utilized for certain other casualty lines of business and loss years within all of our operating segments including the reinsurance segment, by placing greater reliance on the Bornhuetter-Ferguson reported loss method than on the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain casualty lines of business and loss years within each of our operating segments is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient historical experience to utilize other acceptable actuarial methodologies.

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

For shorter tail lines, the primary assumption that changed during both 2010 as compared to 2009 and 2009 as compared to 2008 as it relates to prior year losses was actual paid and reported loss emergence patterns were generally less severe than estimated for each year due to lower frequency and severity of reported losses. As a result of this change, we recognized net favorable prior year reserve development in both 2010 and 2009. However, for losses occurring in 2010, we did experience significant property insurance and property reinsurance losses, which resulted in us strengthening our reserves related to current year losses. Of the $121.0 million of reserve strengthening in our property insurance and property reinsurance lines of business for current year losses, $98.3 million was catastrophe related (Chilean and New Zealand earthquakes and the Australian floods), and $22.7 million for attritional losses. We will continue to evaluate and monitor the development of these losses and the impact it has on our current and future assumptions. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

The selection of the expected loss ratios for the longer tail lines is our most significant assumption. Due to the lengthy reporting pattern of longer tail lines, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our longer tail lines, the primary assumption that changed during both 2010 as compared to 2009 and 2009 as compared to 2008 as it relates to prior year losses was using the Bornhuetter-Ferguson loss development method for certain casualty lines of business and loss years as discussed above. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the expected loss ratio, we recognized net favorable prior year reserve development in 2010 and 2009. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

Our overall change in the loss reserve estimates related to prior years increased as a percentage of total carried reserves during 2010 and 2009. On an opening carried reserve base of $3,841.8 million, after reinsurance recoverable, we had a net decrease of $313.3 million, or 8.2%, during 2010, and for 2009 we had a net decrease of $248.0 million, or 6.7%, on an opening carried reserve base of $3,688.5 million, after reinsurance recoverables. We believe that these changes are reasonable given the long-tail nature of our business.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is a reasonably likely variance in the expected loss ratios for older loss years. As of December 31, 2010 and 2009, we believe reasonably likely variances in our expected loss ratio in percentage points for our loss years are as follows:

	As of
	December 31,
Loss Year	2010	2009

2003	2.0%	4.0%
2004	4.0%	6.0%
2005	6.0%	8.0%
2006	8.0%	10.0%
2007	10.0%	10.0%
2008	10.0%	10.0%
2009	10.0%	10.0%
2010	10.0%	—

The change in the reasonably likely variance for the 2003 through 2006 loss years in 2010 compared to 2009 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2010 and additional development of losses. The reasonably likely variance of our expected loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was seven percentage points as of December 31, 2010 and 2009. If our final casualty insurance and reinsurance loss ratios vary by seven percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $597.3 million. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide. This would result in either an increase or decrease to income, before income taxes, and total shareholders’ equity of approximately $597.3 million. As of December 31, 2010, this represented approximately 19.4% of total shareholders’ equity. In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also increase or decrease by approximately $597.3 million after reinsurance recoverable. If our obligations were to increase by $597.3 million, we believe we currently have sufficient cash and investments to meet those obligations. We believe showing the impact of an increase or decrease in the expected loss ratios is useful information despite the fact that we have realized only net favorable prior year loss development each calendar year. We continue to use industry benchmarks to supplement our expected loss ratios, and these industry benchmarks have implicit in them both favorable and unfavorable loss development, which we incorporate into our selection of the expected loss ratios.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2010:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

U.S. insurance	$1,431.7	$1,133.9	$1,560.6
International insurance	2,226.7	1,687.1	2,568.5
Reinsurance	1,220.8	922.1	1,443.9

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(2)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)

U.S. insurance	$1,035.1	$811.1	$1,129.5
International insurance	1,695.7	1,284.8	1,964.9
Reinsurance	1,220.8	919.4	1,439.6

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,011.2 million and the consolidated high estimate is $5,305.0 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,237.8 million and the consolidated high estimate is $4,311.7 million.

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

Our selection of the actual carried reserves has typically been above the midpoint of the range. As of December 31, 2010, we were 4.7% above the midpoint of the consolidated net loss reserve range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.

Ceded Reinsurance

We cede insurance to reinsurers in order to limit our maximum loss, to protect against concentration of risk within our portfolio and to manage our exposure to catastrophic events. Because the ceding of insurance does not discharge us from our primary obligation to the insureds, we remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements. Therefore, we regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2010 and 2009 as we believe that all reinsurance balances will be recovered.

When we reinsure a portion of our exposures, we pay reinsurers a portion of premiums received on the reinsured policies. Total premiums ceded pursuant to reinsurance contracts entered into by our company with a variety of reinsurers were $365.9 million, $375.2 million and $338.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table illustrates our gross premiums written and ceded for the years ended December 31, 2010, 2009 and 2008:

	Gross Premiums Written and
	Premiums Ceded
	Year Ended December 31,
	2010	2009	2008
	($ in millions)

Gross	$1,758.4	$1,696.3	$1,445.6
Ceded	(365.9)	(375.2)	(338.4)

Net	$1,392.5	$1,321.1	$1,107.2

Ceded as percentage of gross	20.8%	22.1%	23.4%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2010	2009	2008
	($ in millions)

Premiums written ceded	365.9	375.2	338.4
Premiums earned ceded	365.3	381.2	347.0
Losses and loss expenses ceded	165.8	196.6	176.4
Acquisition costs ceded	81.5	79.6	70.8

We had net cash outflows relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $132.6 million, $116 million and $58 million for the years ended December 31, 2010, 2009 and 2008, respectively. The net cash outflows in all years are reflective of fewer losses that were recoverable under our reinsurance coverages.

Our reinsurance treaties are generally purchased on an annual basis and are therefore subject to yearly renegotiation. The treaties typically specify ceding commissions, and include provisions for required reporting to the reinsurers, responsibility for taxes, arbitration of disputes and the posting of security for the reinsurance recoverable under certain circumstances, such as a downgrade in the reinsurer’s financial strength rating. The amount of risk ceded by us to reinsurers is subject to maximum limits which vary by line of business and by type of coverage. We also purchase a limited amount of facultative reinsurance, which provides cover for specified policies, rather than for whole classes of business.

The examples below illustrate the types of treaty reinsurance arrangements in force at December 31, 2010:

•	General Property: We purchased both quota share reinsurance for our general property business written in our U.S. insurance and international insurance segments, as well as excess-of-loss cover providing protection for specified classes of catastrophe. We have also purchased a limited amount of facultative reinsurance, which provides cover for specified general property policies.

•	General Casualty: We have purchased variable quota share reinsurance for our general casualty business since December 2002. At year-end 2010, the percentage ceded varied by both location of writing office and by limits reinsured, with a significantly larger cession being effective for policies above $25 million in limits. We also have excess-of-loss cover in place for general casualty business written in our Asian branch offices.

•	Professional Liability: For professional liability policies, our reinsurance varied by writing office and by policy type. Professional liability policies written in our Bermuda, European and U.S. offices were quota-share reinsured with cession percentages dependent upon location. Additionally, the professional liability policies written in the United States, as well as those originating within our Asian branch offices, were reinsured on an excess-of-loss basis.

•	Healthcare: We purchased both quota share and excess-of-loss reinsurance protection for our healthcare line of business written by our Bermuda and U.S. offices, with the U.S. healthcare business utilizing variable quota share. The cession percentage for healthcare business varies by policy limit and by underwriting office location. As is the case with general casualty and professional liability, our healthcare business originating in Asia is under an excess-of-loss reinsurance arrangement.

The following table illustrates our reinsurance recoverable as of December 31, 2010 and 2009:

	Reinsurance Recoverable
	as of December 31,
	2010	2009
	($ in millions)

Ceded case reserves	$206.2	$266.5
Ceded IBNR reserves	721.4	653.5

Reinsurance recoverable	$927.6	$920.0

As noted above, we remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” As of December 31, 2010, approximately 99% of ceded case reserves and 99% of our ceded IBNR were recoverable from reinsurers who had an A.M. Best rating of “A−” or higher.

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves.

The following table shows our reinsurance recoverables by operating segment as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	($ in millions)

U.S. insurance	$396.6	$351.8
International insurance	531.0	566.3
Reinsurance	—	1.9

Total reinsurance recoverable	$927.6	$920.0

Historically, our reinsurance recoverables related primarily to our property lines of business, which being short tail in nature, are not subject to the same variations as our casualty lines of business. However, during 2010 and 2009 we have increased the amount of reinsurance we utilize for our casualty lines of business in the U.S. insurance and international insurance segments; and as such, the reinsurance recoverables from our casualty lines of business have increased over the past several years. As the reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves, if our final casualty insurance ceded loss ratios vary by nine percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $119.6 million. This would result in either an increase or decrease to income before income taxes and shareholders’ equity of approximately $119.6 million. As of December 31, 2010, this amount represented approximately 3.9% of total shareholders’ equity.

Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of a policy. For certain types of business written by us, notably reinsurance, premium income may not be known at the contract inception date. In the case of quota share reinsurance assumed by us, the underwriter makes an estimate of premium income at inception as the premium income is typically derived as a percentage of the underlying policies written by the cedents. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly and any adjustments are recorded in the period in which they become known. As of December 31, 2010, our changes in premium estimates have been adjustments ranging from approximately negative 4% for the 2009 treaty year, to approximately positive 22% for the 2005 treaty year. Applying this range to our 2010 quota share reinsurance treaties, our gross premiums written in the reinsurance segment could decrease by approximately $8.9 million or increase by approximately $50.6 million over the next three years. Given the recent trend of downward adjustments on premium estimates, we believe a reasonably likely change in our premium estimate would be the midpoint of the negative 4% and 22%, or 9%, for a change of $20.8 million. There would also be a related increase in loss and loss expenses and acquisition costs due to the increase in gross premiums written. It is reasonably likely as our historical experience develops that we may have fewer or smaller adjustments to our estimated premiums, and therefore could have changes in premium estimates lower than the range historically experienced. Total premiums estimated on quota share reinsurance contracts for the years ended December 31, 2010, 2009 and 2008 represented approximately 13%, 12% and 13%, respectively, of total gross premiums written.

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

Fair Value of Financial Instruments

In accordance with U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments, hedge funds and other invested assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology which are unobservable for the asset or liability.

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2010 and what level within the U.S. GAAP fair value hierarchy the valuation technique resides.

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

Corporate debt:  Comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using the spread above the London Interbank Offered Rate yield curve, and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Mortgage-backed:  Principally comprised of pools of residential and commercial mortgages originated by both U.S. government agencies (such as the Federal National Mortgage Association) and non-U.S. government agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine the appropriate average life of mortgage-backed securities. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the mortgage-backed securities are broker-dealer quotes and we are not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 fair value hierarchy.

Asset-backed:  Principally comprised of bonds backed by pools of automobile loan receivables, home equity loans, credit card receivables and collateralized loan obligations originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market or broker-dealer quotes. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the asset-backed securities are broker-dealer quotes and we are not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 fair value hierarchy.

Hedge funds:  Comprised of hedge funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager, which is not considered an observable input, and as such, the fair values of the hedge funds are included in the Level 3 fair value hierarchy.

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2010:

	Fair Value of
	Fixed Maturity	Percentage of
	Investments as of	Total Fixed	Fair Value
	December 31, 2010	Maturity	Hierarchy
Pricing Sources	($ in millions)	Investments	Level

Barclay indices	$4,684.6	70.3%	1 and 2
Interactive Data Pricing	997.7	15.0	2
Reuters pricing service	252.8	3.8	2
Broker-dealer quotes	221.3	3.3	3
Merrill Lynch indices	166.9	2.5	2
International indices	68.6	1.0	2
Other sources	269.1	4.1	2

	$6,661.0	100.0%

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2009:

	Fair Value of
	Fixed Maturity	Percentage of
	Investments as of	Total Fixed	Fair Value
	December 31, 2009	Maturity	Hierarchy
Pricing Sources	($ in millions)	Investments	Level

Barclay indices	$4,282.9	61.4%	1 and 2
Interactive Data Pricing	1,243.0	17.8	2
Reuters pricing service	447.0	6.4	2
Broker-dealer quotes	358.8	5.1	3
Merrill Lynch indices	168.5	2.4	2
Standard & Poor’s Securities Evaluation	107.1	1.6	2
International indices	100.2	1.5	2
Other sources	263.9	3.8	2

	$6,971.4	100.0%

Barclay indices:  We use Barclay indices to price our U.S. government, U.S. government agencies, corporate debt, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Barclay indices use in determining its prices which include among others, treasury yields, new issuance and secondary trades, information provided by broker-dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. For U.S. government securities, traders that act as market makers are the primary source of pricing; as such, for U.S. government securities we believe the Barclay indices reflect quoted prices (unadjusted) for identical securities in active markets.

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

We utilize independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, we obtained two or more prices per security as of December 31, 2010. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker quotes, we also obtain prices from our investment portfolio managers and other sources (e.g., another pricing vendor), and compare the prices obtained from the independent pricing sources to those obtained from our investment portfolio managers and other sources. We investigate any material differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2010.

There have been no material changes to any of our valuation techniques from those used as of December 31, 2009. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

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

For our debt securities that are within the scope of the new guidance we have applied the following policy to determine if OTTI exists at each reporting period:

•	Our debt securities are managed by external investment portfolio managers. We require them to provide us with a list of debt securities they intend to sell at the end of the reporting period. Any impairment in these securities is recognized as OTTI, as the difference between the amortized cost and fair value and is recognized in the income statement.

•	At each reporting period we determine if it is more likely than not we will be required to sell a debt security before the recovery of its amortized cost basis. We analyze our current and future contractual and non-contractual obligations and our expectation of future cash flows to determine if we will need to sell debt securities to fund our obligations. We consider factors such as trends in underwriting profitability, cash flows from operations, return on our invested assets, property catastrophe losses, timing of payments and other specific contractual obligations that are coming due.

•	For debt securities that are in an unrealized loss position that we do not intend to sell, we assess whether a credit loss exists. The amount of the credit loss is recognized in the income statement. The assessment involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value and (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position.

Following the Company’s review of the securities in the investment portfolio during the year ended December 31, 2010, we had one mortgage-backed security that was considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $0.2 million of OTTI was recognized through earnings due to credit related losses.

For the mortgage-backed security for which OTTI was recognized due to credit loss, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed security. The frequency of losses was measured as the credit default rate, which includes such factors such as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage backed security. For the security in which we recognized an OTTI due to credit loss, the credit default rate was 10.3% and the severity rate was 49.0%.

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

Goodwill and Other Intangible Asset Impairment Valuation

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets, other than goodwill, consist of renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States. The following is a summary of our goodwill and other intangible assets as of December 31, 2010 and 2009:

	Year	Finite or	Estimated Useful	Carrying Value	Carrying Value
Source of Goodwill or Intangible Asset	Acquired	Indefinite	Life	December 31, 2010	December 31, 2009
				(In millions)

Insurance licenses(1)	2002	Indefinite	N/A	$3.9	$3.9
Insurance licenses(2)	2008	Indefinite	N/A	12.0	12.0
Goodwill(2)	2008	Indefinite	N/A	3.9	3.9
Distribution Network(3)	2008	Finite	15 years	32.5	35.0
Internally developed computer software(3)	2008	Finite	3 years	0.4	1.0
Insurance licenses(3)	2008	Indefinite	N/A	8.0	8.0
Covenants not-to-compete(3)	2008	Finite	2 years/1 year	0.0	0.4
Goodwill(3)	2008	Indefinite	N/A	264.5	264.5

Total goodwill and other intangible assets				$325.2	$328.7

(1)	Related to the acquisition of Allied World National Assurance Company and Allied World Assurance Company (U.S.) Inc.

(2)	Related to the acquisition of Finial Insurance Company

(3)	Related to the acquisition of Darwin

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

As a result of our evaluation, we determined that there was no impairment to the carrying value of our intangible assets with finite lives for the year ended December 31, 2010.

For indefinite lived intangible assets we do not amortize the intangible asset but test these intangible assets for impairment by comparing the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. The factors we consider to determine if an impairment exists are similar to factors noted above. As a result of our evaluation, we determined that there was no impairment to the carrying value of our indefinite lived intangible assets for the year ended December 31, 2010.

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

During our annual goodwill impairment assessment for the year ended December 31, 2009, we determined that for purposes of the goodwill recorded from the acquisition of Darwin that the Darwin reporting unit expected to receive the benefit of the business combination and as such we allocated all the goodwill to the Darwin reporting unit.

For the annual goodwill impairment assessment for the year ended December 31, 2010, we reassessed our reporting units and determined that the U.S. insurance segment is the reporting unit expected to receive the benefit of the business combination. The reason for the change in reporting units is due to the fact that since the acquisition of Darwin, we have integrated Darwin in several ways, which has made stand-alone Darwin company financial information no longer meaningful and not consistent with how we manage our business. Some of the integration efforts include, among others:

•	The inclusion of Darwin senior management into the U.S. insurance segment senior management.

•	The inclusion of Darwin head product line managers into the U.S. insurance segment product line managers.

•	We have moved a significant number of employees into and out of the acquired Darwin legal entities. Former Darwin underwriters now underwrite for historical Allied World companies and vice versa.

•	Any new business written, with a few limited exceptions, is recorded in one underwriting system, which is the legacy Darwin underwriting system.

Based on the above, the lines have blurred to what cash flow streams are related to the acquisition and what are related to our legacy business. We believe this constitutes a reorganization of the reporting structure under U.S. GAAP. In applying the requirements, we have concluded all the goodwill that was originally allocated to the Darwin reporting unit should be allocated to the U.S. insurance segment reporting unit as the assets employed and the liabilities relate to the U.S. insurance operations. All the insurance operations of Darwin are included into the U.S. insurance segment.

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

During 2010, we performed the first step of the goodwill impairment testing on the goodwill acquired from the Darwin acquisition. As part of our goodwill testing we performed four separate calculations to determine the fair value of the reporting unit to which the goodwill has been allocated. Two of the calculations are based on market multiples of book value and diluted earnings per share, respectively, and are considered our market multiple models. The other two calculations are the statutory dividend model, and the actuarial model and are considered our discounted cash flow models. Under the statutory dividend model, we estimate the cash flows that can be used to pay a dividend under regulatory constraints as well as other operating constraints. The actuarial model calculates the economic value of the U.S. insurance segment reporting unit by projecting the future profits of the U.S. insurance segment reporting unit that are embedded in the loss reserves, unearned premiums, new and renewal business less the cost of capital. To determine an overall point estimate of the fair value of the U.S. insurance segment reporting unit we took a weighted average of the four calculations. We calculated the weighted average point estimate by taking 25% of the average median fair values calculated using the market multiple models and 75% of the average of the two discounted cash flow models. We gave greater weight to the discounted cash flow models because they are more faithfully representative of the future value of the U.S. insurance segment reporting unit.

For the market multiple models we used a composite of several companies similar in size and scope of the U.S. insurance segment reporting unit and obtained the most current financial information of those companies to determine the median book value multiple and median diluted earnings per share multiple. We applied a control premium of 30% to the calculated market multiple values to determine the fair value of the U.S. insurance segment reporting unit. A control premium represents the benefits the acquirer expects to receive for controlling the entire operations of the target. The control premium of 30% is based on empirical evidence of the premium paid (as a percentage) for insurance companies in excess of an acquiree’s trading price five days after the acquisition for the most recent five years.

For the discounted cash flow models we used internal budget and actuarial data projections and discounted those cash flow values at a market discount rate of 11.0%.

Based on our analysis, the point estimate fair value of the U.S. insurance segment reporting unit was in excess of its carrying value by approximately 3%. As a result, we concluded there was no implied goodwill impairment, and therefore, no additional goodwill impairment testing was required.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2010	2009	2008
		($ in millions)

Gross premiums written	$1,758.4	$1,696.3	$1,445.6

Net premiums written	$1,392.4	$1,321.1	$1,107.2

Net premiums earned	1,359.5	1,316.9	1,117.0
Net investment income	244.1	300.7	308.8
Net realized investment gains (losses)	285.6	126.4	(60.0)
Net impairment charges recognized in earnings	(0.2)	(49.6)	(212.9)
Other income	0.9	1.5	0.7

	$1,889.9	$1,695.9	$1,153.6

Net losses and loss expenses	707.9	604.1	641.1
Acquisition costs	159.5	148.9	112.6
General and administrative expenses	286.5	248.6	185.9
Amortization and impairment of intangible assets	3.5	11.1	0.7
Interest expense	40.2	39.0	38.7
Foreign exchange loss (gain)	0.4	0.7	(1.4)

	$1,198.0	$1,052.4	$977.6

Income before income taxes	$691.9	$643.5	$176.0
Income tax expense (benefit)	26.9	36.6	(7.6)

Net income	$665.0	$606.9	$183.6

Ratios
Loss and loss expense ratio	52.1%	45.9%	57.4%
Acquisition cost ratio	11.7%	11.3%	10.1%
General and administrative expense ratio	21.1%	18.9%	16.6%
Expense ratio	32.8%	30.2%	26.7%
Combined ratio	84.9%	76.1%	84.1%

Comparison of Years Ended December 31, 2010 and 2009

Premiums

Gross premiums written increased by $62.1 million, or 3.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The overall increase in gross premiums written was primarily the result of the following:

•	Gross premiums written in our U.S. insurance segment increased by $54.5 million, or 8.1%. The increase in gross premiums written was primarily due to increased new business, including from new products, for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our international insurance segment decreased by $51.1 million, or 9.2%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our reinsurance segment increased by $58.6 million, or 12.6%. The increase in gross premiums written was primarily due to increased participation on one property reinsurance treaty for $23.6 million in 2010 from $9.0 million in 2009, one new treaty in our general casualty reinsurance line of business for $31.4 million and other new business from the build-out of our international platform. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and increased cedent retention.

The table below illustrates our gross premiums written by geographic location for the years ended December 31, 2010 and 2009.

	Year Ended
	December 31,		Dollar	Percentage
	2010	2009	Change	Change
		($ in millions)

United States	$993.5	$929.9	$63.6	6.8%
Bermuda	545.6	574.4	(28.8)	(5.0)
Europe	193.0	186.5	6.5	3.5
Hong Kong	9.3	5.5	3.8	69.1
Singapore	17.0	—	17.0	n/a *

	$1,758.4	$1,696.3	$62.1	3.7%

*	n/a: not applicable

Net premiums written increased by $71.3 million, or 5.4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net premiums written was primarily due to a reduction in premiums ceded. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.8% of gross premiums written for the year ended December 31, 2010 compared to 22.1% for the year ended December 31, 2009. The reduction in premiums ceded was due to lower premiums ceded under our property catastrophe reinsurance coverage, as well as the commutation and adjustment of $9.3 million of certain variable-rated reinsurance contracts that have swing-rated provisions. A “swing-rated” reinsurance contract links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. It enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers, but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold. Swing-rated reinsurance often, but not always, contains a provision limiting the maximum decrease or increase in ceded premium. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $8.9 million in accordance with the terms of the contracts. The impact of the commutation was a net gain of $0.4 million.

Net premiums earned increased by $42.6 million, or 3.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of higher net premiums earned for the U.S. insurance and reinsurance segments. This is driven by increased net premiums written in the current and prior periods, as well as the impact of the commutation of the swing-rated reinsurance contracts which are fully earned.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,
	2010	2009	2010	2009

U.S. insurance	41.5%	39.8%	38.1%	34.0%
International insurance	28.7%	32.8%	24.9%	31.4%
Reinsurance	29.8%	27.4%	37.0%	34.6%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $56.6 million, or 18.8%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was due to a combination of lower accretion of book value to par value for our fixed maturity investments, lower yields on our fixed maturity investments and an increased allocation to hedge funds, which contribute to our total return but carry no current yield. We increased our hedge fund investments by $162.9 million between December 31, 2010 and December 31, 2009. In response to new OTTI guidance issued by the FASB in April 2009, we increased the book value of our fixed maturity investments for any non-credit OTTI previously recognized, which resulted in higher book values and lower future accretions. Please see Note 2(e) of the notes to the consolidated financial statements regarding the change in OTTI policy. The annualized period book yield of the investment portfolio for the year ended December 31, 2010 and 2009 was 3.3% and 4.2%, respectively. The decrease in book yield was due to the overall market interest rate environment being at historically low levels during most of 2010. However, we did see market rate interest rates start to increase from the beginning of the fourth quarter through the end of the year, and we believe there remains a risk that interest rates could rise from their historically low levels. Since we believe that there could be a continued rise in interest rates in 2011, there remains a risk of loss in the value of the company’s fixed income portfolio. The decrease in the book yield was also due to increased investment turnover as a result of more active management of the investment portfolio given interest rate and spread volatility. The higher sales and purchases of investment securities resulted in us recognizing $217.7 million of net realized investment gains for the year ended December 31, 2010 and the proceeds being re-invested at lower yield levels. Investment management expenses of $11.7 million and $9.0 million were incurred during the year ended December 31, 2010 and 2009, respectively. The increase in investment management expenses was due to the increase in the size of our investment portfolio, the addition of a new portfolio manager and additional fees paid to investment advisors for higher cost investment strategies.

As of December 31, 2010, approximately 96% of our fixed income investments consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s, with an average duration of approximately 2.7 years as of December 31, 2010. The average duration of the investment portfolio was 3.0 years as of December 31, 2009.

Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings

During the year ended December 31, 2010, we recognized $285.6 million in net realized investment gains compared to net realized investment gains of $126.4 million during the year ended December 31, 2009. During the year ended December 31, 2010, we recognized $0.2 million in net impairment charges recognized in earnings compared to $49.6 million during the year ended December 31, 2009. Net realized investment gains of $285.6 million for the year ended December 31, 2010 were comprised of the following:

•	Net realized investment gains of $217.7 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio from U.S. treasury and agency securities into other asset classes and shortening the overall duration of our investment portfolio as discussed above. The realization of gains is not an explicit strategy of the company but a by-product of actively managing the portfolio. During 2010 active management consisted of managing the duration (increasing the duration to 3.5 years as of March 31, 2010 and decreasing the duration for the remainder of the year) and sector exposures of the portfolio in anticipation of potential interest rate movements and sector spread levels. During 2010, we hired an additional fixed income manager. The transition from the existing manager to our newest manager also contributed to the higher turnover and level of realized investment gains. While we expect to continue to actively manage the portfolio during 2011, we would expect somewhat lower turnover.

•	Net realized investment gains of $71.9 million primarily related to the mark-to-market adjustments for our hedge fund investments, equity securities and fixed maturity investments that are accounted for as trading securities. We expect the mark-to-market adjustments on our fixed maturity investments that are accounted for as trading securities to increase as we continue to increase the balance of these securities. From December 31, 2009 to December 31, 2010, we have increased the balance of fixed maturity investments accounted for as trading by $3.3 billion, or 126.7%, from $2.5 billion as of December 31, 2009 to $5.8 billion as of December 31, 2010. Contributing to the increase was the reclassification of all of our mortgage-backed and asset-backed securities from available for sale to trading on July 1, 2010 as part of the adoption of ASU 2010-11.

Mark-to-Market Adjustments
for the Year Ended
December 31, 2010
($ in millions)

Fixed maturity investments account for as trading securities	$42.2
Hedge funds	15.4
Equity securities	14.3

Total	$71.9

•	Net realized investment loss of $4.0 million related to a U.S. treasury yield hedge transaction we purchased in May 2010 and terminated in June 2010.

Net realized investment gains of $126.4 million for the year ended December 31, 2009 were comprised of the following:

•	Net realized investment gains of $31.9 million related to the mark-to-market adjustments of our hedge fund investments and fixed maturity investments that are accounted for as trading securities.

•	Net realized investment gains of $94.5 million from the sale of securities, primarily due to the sale of fixed maturity bonds partially offset by a realized loss of $21.9 million due to the sale of our global high-yield bond fund.

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

Other Income

The other income of $0.9 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively, represents fee income from the program administrator and wholesale brokerage operation. We sold these operations during the year ended December 31, 2010 for a gain of $1.9 million.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $103.8 million, or 17.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net losses and loss expenses was due to a number of individual losses totaling $164.6 million in the current year, with no comparable events having occurred during the year ended December 31, 2009. We incurred $98.4 million of catastrophe related losses, of which $66.8 million was from the Chilean earthquake, $17.0 million from the New Zealand Earthquake and $14.6 million from the Australian floods. The increase due to higher loss activity was partially offset by higher net favorable prior year reserve development.

We recorded net favorable reserve development related to prior years of $313.3 million and $248.0 million during the years ended December 31, 2010 and 2009, respectively. The following table shows the net favorable reserve development of $313.3 million by loss year for each of our segments for the year ended December 31, 2010. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)

U.S. insurance	$(1.6)	$(3.2)	$(25.6)	$(26.2)	$(5.3)	$(1.7)	$(2.5)	$(2.4)	$(68.5)
International insurance	6.8	(6.7)	(21.6)	(87.5)	(36.7)	(19.3)	(23.1)	7.5	(180.6)
Reinsurance	(0.9)	(1.0)	(9.8)	(33.0)	(12.4)	(3.8)	3.0	(6.3)	(64.2)

	$4.3	$(10.9)	$(57.0)	$(146.7)	$(54.4)	$(24.8)	$(22.6)	$(1.2)	$(313.3)

The following table shows the favorable reserve development of $248.0 million by loss year for each of our segments for the year ended December 31, 2009. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

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

The loss and loss expense ratio for the year ended December 31, 2010 was 52.1% compared to 45.9% for the year ended December 31, 2009. Net favorable reserve development recognized in the year ended December 31, 2010 reduced the loss and loss expense ratio by 23.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 75.2%. Net favorable reserve development recognized in the year ended December 31, 2009 reduced the loss and loss expense ratio by 18.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 64.7%. The increase in the loss and loss expense ratio for the current loss year was primarily due to a net increase in loss reserves of $164.6 million from a number of earthquakes, explosions and other weather related events during the year ended December 31, 2010, which contributed 12.1 points to the current loss year’s loss and loss expense ratio.

The following table shows the components of the increase in net losses and loss expenses of $103.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar
	2010	2009	Change
	($ in millions)

Net losses paid	$596.7	$458.2	$138.5
Net change in reported case reserves	76.2	76.0	0.2
Net change in IBNR	35.0	69.9	(35.7)

Net losses and loss expenses	$707.9	$604.1	$103.0

The increase in net losses paid for the year ended December 31, 2010 was due to higher paid losses in each of our operating segments. The decrease in reported case reserves was primarily due to lower case reserves in our international insurance segment due to the payment of claims partially offset by increased case reserves in our U.S. insurance and reinsurance segments. The decrease in IBNR was due to lower IBNR in our international insurance and reinsurance segments primarily due to net favorable reserve development partially offset by higher IBNR in our U.S. insurance segment due to the growth of U.S. operations.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2010	2009
	($ in millions)

Net reserves for losses and loss expenses, January 1	$3,841.8	$3,688.5
Incurred related to:	—
Commutation of variable-rated reinsurance contracts	8.9	—
Current period non-catastrophe	913.9	852.1
Current period property catastrophe	98.4	—
Prior period non-catastrophe	(300.0)	(251.7)
Prior period property catastrophe	(13.3)	3.7

Total incurred	$707.9	$604.1
Paid related to:
Current period non-catastrophe	61.0	42.3
Current period property catastrophe	37.6	—
Prior period non-catastrophe	475.3	343.4
Prior period property catastrophe	22.8	72.5

Total paid	$596.7	$458.2
Foreign exchange revaluation	(1.4)	7.4

Net reserve for losses and loss expenses, December 31	3,951.6	3,841.8
Losses and loss expenses recoverable	927.6	920.0

Reserve for losses and loss expenses, December 31	$4,879.2	$4,761.8

Acquisition Costs

Acquisition costs increased by $10.6 million, or 7.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in acquisition costs was primarily due to the increase in net premiums earned in our U.S. insurance segment and reinsurance segment, which typically have higher acquisition costs than our international insurance segment and represent a higher proportion of net premiums earned during the year ended December 31, 2010 compared to the same period in 2009. Acquisition costs as a percentage of net premiums earned were 11.7% for the year ended December 31, 2010 compared to 11.3% for the same period in 2009.

General and Administrative Expenses

General and administrative expenses increased by $37.9 million, or 15.2%, for the year ended December 31, 2010 compared to the same period in 2009. The increase in general and administrative expenses was primarily due to the following:

•	An overall increase in global headcount from 652 at December 31, 2009 to 689 at December 31, 2010 resulting in an overall increase in salary and related costs of $18.0 million, excluding stock-related compensation.

•	Increased stock-related compensation of $8.5 million, which included a one-time increase of $4.3 million for performance-based awards granted under the Company’s equity plans in 2009 to recognize expected performance above the target level. For all performance-based awards, we initially recognize the stock compensation expense at 100% of the fair market value of Allied World Switzerland’s common shares on the date of grant and reassess, at least annually, the projected growth in book value to determine whether an adjustment to the initial estimate of the expense should be made. During the year ended December 31, 2010, we have accrued 150% of the fair market value of Allied World Switzerland’s common shares awarded, as we believe it is probable that we will achieve the maximum performance criteria when these performance-

based awards vest at the end of 2011. For additional information on our performance-based awards, see Note 12 “Employee Benefit Plans” in our notes to the consolidated financial statements.

•	A one-time increase of $12.5 million in professional fees during the year ended December 31, 2010 primarily related to the establishment and operation of Syndicate 2232 and our efforts to effect the Redomestication.

•	Also related to the Redomestication, we incurred a 1% capital stamp duty of $1.6 million related to a capital contribution of $160.0 million from Allied World Bermuda to Allied World Switzerland, which was a one-time expense.

•	Decrease of $5.0 million related to the Darwin Long-Term Incentive Plan (“Darwin LTIP”). We recognized an increase in the Darwin LTIP of $0.9 million during the year ended December 31, 2010 compared to an increase of $5.9 million during the year ended December 31, 2009. The amount incurred for the Darwin LTIP is a result of pre-acquisition underwriting profitability, including any subsequent loss reserve development. The reduction in the Darwin LTIP during the year ended December 31, 2010 was due to lower favorable reserve development experienced during the year.

Our general and administrative expense ratio was 21.1% for the year ended December 31, 2010, which was higher than the 18.9% for the year ended December 31, 2009. The increase was primarily due to the factors discussed above.

Our expense ratio was 32.8% for the year ended December 31, 2010 compared to 30.2% for the year ended December 31, 2009 due to an increase in both acquisition cost ratio and general and administrative expense ratio.

Amortization and Impairment of Intangible Assets

The amortization and impairment of intangible assets decreased $7.6 million, or 68.5%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease is primarily the result of no longer amortizing the trademark intangible asset that was fully impaired for $6.9 million during the year ended December 31, 2009. No impairments were recognized during the year ended December 31, 2010.

Interest Expense

Interest expense increased $1.2 million, or 3.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of additional interest expense on our 5.5% senior notes that were issued in November 2010.

Income Tax Expense (Benefit)

Tax expense decreased $9.7 million, or 26.5%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Overall our tax expense is driven by our U.S. operations, which represents the largest taxable operation of the company. The decrease in tax expense is primarily due to lower taxable income for our U.S. operations of approximately $19.5 million, which resulted in approximately $6.9 million lower tax expense during the year ended December 31, 2010 compared to the year ended December 31, 2009. The lower tax expense was also caused by $5.0 million loss for tax purposes on the sale of our program administrator and wholesale brokerage operation during 2010 which caused a reduction of tax expense in 2010 of $1.7 million. Our consolidated effective tax rates for the years ended December 31, 2010 and 2009, were 3.9% and 5.7%, respectively. The decrease in the effective tax rate was due to the factors discussed above.

Net Income

Net income for the year ended December 31, 2010 was $665.0 million compared to $606.9 million for the year ended December 31, 2009. The increase was primarily the result of higher net realized investment gains, higher net premiums earned and lower OTTI, partially offset by increased general and administrative expenses and higher current year catastrophe losses. Net income for the year ended December 31, 2010 included a net foreign exchange loss of $0.4 million compared to a net foreign exchange loss of $0.7 million for the year ended December 31, 2009.

Comparison of Years Ended December 31, 2009 and 2008

Premiums

Gross premiums written increased by $250.7 million, or 17.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The overall increase in gross premiums written was primarily the result of the following:

•	Gross premiums written in our U.S. insurance segment increased by $354.8 million, or 110.9%. The increase in gross premiums written was primarily due to the inclusion of gross premiums written of approximately $340 million from Darwin for the year ended December 31, 2009 compared to $68.9 million of gross premiums written by Darwin for the period from October 20, 2008, the date of acquisition, to December 31, 2008 and higher gross premiums written by our other U.S. offices where attractive underwriting opportunities were present. Gross premiums written by our U.S. offices, excluding Darwin, increased approximately $84.0 million, or 33%, due to increased new business driven by our expansion in the United States, with new offices in Atlanta, Dallas, Los Angeles and Costa Mesa, and significant additional underwriting staff and new products for our U.S. business as of December 31, 2009 compared to December 31, 2008.

•	Gross premiums written in our international insurance segment decreased by $139.6 million, or 20.1%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. This was most noticeable in our general property and energy lines of business where gross premiums written decreased by $55.9 million and $37.6 million, respectively, during the year ended December 31, 2009 compared to the year ended December 31, 2008. Also causing lower gross premiums written was a reduction of $27.1 million in professional liability business related to the financial services industry where rates were not sufficient for the risks within that industry.

•	Gross premiums written in our reinsurance segment increased by $35.5 million, or 8.3%. The increase in gross premiums written was primarily due to new business written and lower net downward adjustments on estimated premiums partially offset by non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition. Adjustments on estimated premiums were higher by $13.6 million during the year ended December 31, 2009 compared to the year ended December 31, 2008. We recognized net downward adjustments of $5.9 million during the year ended December 31, 2009 compared to net downward adjustments of $19.5 million during the year ended December 31, 2008.

The table below illustrates our gross premiums written by geographic location for the years ended December 31, 2009 and 2008.

	Year Ended
	December 31,		Dollar	Percentage
	2009	2008	Change	Change
		($ in millions)

United States	$929.9	$427.7	$502.2	117.4%
Bermuda	574.4	793.7	(219.3)	(27.6)
Europe	186.5	224.2	(37.7)	(16.8)
Hong Kong	5.5	—	5.5	n/a *

	$1,696.3	$1,445.6	$250.7	17.3%

*	n/a: not applicable

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

Net Investment Income

Net investment income decreased by $8.1 million, or 2.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily the result of the timing of a dividend from our global high-yield bond fund, lower yields on our fixed maturity securities and lower accretion of book value to par value for our fixed maturity investments. As a result of new OTTI guidance issued by the FASB in April 2009, we increased the book value of our fixed maturity investments for any non-credit OTTI previously recognized, which resulted in higher book values and lower future accretions. Please see Note 2(e) of the notes to the consolidated financial statements regarding the change in OTTI policy. The annualized period book yield of the investment portfolio for the year ended December 31, 2009 and 2008 was 4.2% and 4.7%, respectively. The decrease in book yield was primarily caused by the lower accretion explained above, higher investment management expenses and lower yields on our cash and cash equivalent balances as well as a higher allocation to hedge fund assets. Investment management expenses of $9.0 million and $6.7 million were incurred during the years ended December 31, 2009 and 2008, respectively. The increase in investment management expenses was due to an increase in the size of our investment portfolio, the addition of our chief investment officer and the addition of two investment managers earlier in 2009.

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

income statement. For further details on the TBA MBS, please refer to Note 2(m) in the notes to the consolidated financial statements.

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

General and Administrative Expenses

General and administrative expenses increased by $62.7 million, or 33.7%, for the year ended December 31, 2009 compared to the same period in 2008. The increase in general and administrative expenses was primarily due to the following:

•	An overall increase in headcount, including the addition of Darwin employees for a full year. The increased headcount resulted in overall increase in salary and related costs by $45.4 million.

•	Increased stock-related compensation of $12.2 million, including an increase of $6.8 million associated with LTIP awards granted in 2008 to the maximum award payout. We have accrued through the year ended December 31, 2009 the maximum award percentage, as we believe it is probable that we will achieve the maximum award when these LTIP awards vest at the end of 2010.

•	Increase of $2.8 million related to the Darwin LTIP that we assumed as part of the Darwin acquisition.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
		($ in millions)

Revenues
Gross premiums written	$729.3	$674.8	$320.0
Net premiums written	551.1	493.1	213.0
Net premiums earned	518.4	447.5	179.8
Other Income	0.9	1.5	0.7
Expenses
Net losses and loss expenses	297.5	211.4	103.4
Acquisition costs	67.8	58.1	17.8
General and administrative expenses	128.5	115.8	66.8
Underwriting income (loss)	25.5	63.7	(7.5)
Ratios
Loss and loss expense ratio	57.4%	47.2%	57.5%
Acquisition cost ratio	13.1%	13.0%	9.9%
General and administrative expense ratio	24.8%	25.9%	37.1%
Expense ratio	37.9%	38.9%	47.0%
Combined ratio	95.3%	86.1%	104.5%

Comparison of Years ended December 31, 2010 and 2009

Premiums.  Gross premiums written increased by $54.5 million, or 8.1%, for the year ended December 31, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to increases to our underwriting staff and a higher volume of gross premiums written from new products in our general casualty and other lines of business where we believe attractive underwriting opportunities exist. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition, particularly for public directors and officers liability products in our professional liability line of business.

The table below illustrates our gross premiums written by line of business for the years ended December 31, 2010 and 2009.

	Year Ended
	December 31,		Dollar	Percentage
	2010	2009	Change	Change
		($ in millions)

Professional liability	$211.1	$202.0	$9.1	4.5%
Healthcare	179.8	177.7	2.1	1.2
General casualty	145.7	122.0	23.7	19.4
Programs	105.6	101.5	4.1	4.0
General property	73.7	71.5	2.2	3.1
Other	13.4	0.1	13.3	n/m

	$729.3	$674.8	$54.5	8.1%

Included in the professional liability line of business for the year ended December 31, 2010 and 2009 is the i-bind line of business which was previously included in the other category.

Net premiums written increased by $58.0 million, or 11.8%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net premiums written was primarily due to higher gross premiums written, as well as a reduction of premiums ceded. The reduction in premiums ceded was primarily due to lower cessions in our general casualty and general property lines of business, as well as the commutation and adjustment of certain variable-rated reinsurance contracts that have swing-rated provisions of $9.3 million. Overall, we ceded 24.4% of gross premiums written for the year ended December 31, 2010 compared to 26.9% for the year ended December 31, 2009. The decrease in the cession percentage was primarily due to the reduction of premiums ceded related to the commutation of the swing-rated reinsurance contracts. Excluding the impact of the commutation, we ceded 25.7% of gross premiums written during the year ended December 31, 2010.

Net premiums earned increased $70.9 million, or 15.8%, primarily due to the growth of our U.S. insurance operations during 2009 and 2010 and $9.3 million from the commutation, which was fully earned.

Net losses and loss expenses.  Net losses and loss expenses increased by $86.1 million, or 40.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net losses and loss expenses was primarily due to the continued growth of our U.S. operations, current year losses of $25.8 million primarily in our general property and programs lines of business, as well as the reduction of ceded IBNR for the commutation of the swing-rated reinsurance contracts of $8.9 million and lower net favorable reserve development recognized.

Overall, our U.S. insurance segment recorded net favorable reserve development of $68.5 million during the year ended December 31, 2010 compared to net favorable reserve development of $70.4 million for the year ended December 31, 2009 as shown in the tables below. The $68.5 million of net favorable reserve development excludes the impact of the commutation of the swing-rated reinsurance contracts of $8.9 million discussed above. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	for the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)

Healthcare	$(0.2)	$(1.6)	$(21.9)	$(7.3)	$—	$(0.6)	$3.2	$—	$(28.4)
General casualty	(1.4)	(1.4)	(2.6)	(6.6)	(1.4)	(1.7)	(1.5)	(3.2)	(19.8)
General property	—	—	(0.8)	(10.5)	(3.6)	(1.8)	(1.9)	5.6	(13.0)
Professional liability	—	(0.2)	(0.3)	(1.8)	(0.2)	0.9	(2.3)	(3.7)	(7.6)
Programs	—	—	—	(0.1)	(0.1)	1.6	—	(1.1)	0.3

	$(1.6)	$(3.2)	$(25.6)	$(26.3)	$(5.3)	$(1.6)	$(2.5)	$(2.4)	$(68.5)

	Loss Reserve Development by Loss Year
	for the Year Ended December 31, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
				($ in millions)

Healthcare	$(1.4)	$(0.5)	$(10.5)	$(11.5)	$(6.0)	$(2.6)	$(8.1)	$(40.6)
General casualty	(3.7)	(19.7)	(17.8)	1.2	3.7	1.2	13.4	(21.7)
General property	(1.6)	(2.0)	(3.6)	(4.5)	(1.5)	(0.4)	7.0	(6.6)
Professional liability	—	(0.1)	(4.4)	(4.1)	7.8	8.4	1.5	9.1
Programs	—	—	—	(0.7)	(2.5)	(0.9)	(6.5)	(10.6)

	$(6.7)	$(22.3)	$(36.3)	$(19.6)	$1.5	$5.7	$7.3	$(70.4)

The loss and loss expense ratio for the year ended December 31, 2010 was 57.4% compared to 47.2% for the year ended December 31, 2009. Net favorable reserve development recognized and the impact of the commutation adjustment to ceded IBNR in the year ended December 31, 2010 decreased the loss and loss expense ratio by 13.2 percentage points. Thus, the loss and loss expense ratio for the current loss year was 70.6%. In comparison, net favorable reserve development recognized in the year ended December 31, 2009 decreased the loss and loss expense ratio by 15.7 percentage points. In addition, the $3.0 million decrease in premiums ceded for variable-rated reinsurance contracts of Darwin that have swing-rated provisions increased the loss and loss expense ratio by

0.4 percentage points. Thus, the loss and loss expense ratio for that loss year was 63.3%. The increase in the loss and loss expense ratio for the current loss year was primarily due to losses of $25.8 million noted above. These losses contributed 5.0 percentage points to the current loss year’s loss and loss expense ratio, after adjusting for the $9.3 million impact to ceded earned premium of the commuted swing-rated reinsurance contracts previously discussed.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the years ended December 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2010	2009

Net reserves for losses and loss expenses, January 1	$901.9	$819.4
Incurred related to:
Commutation of variable-rated reinsurance contracts	8.9
Current period non-catastrophe	357.1	281.8
Current period catastrophe	—	—
Prior period non-catastrophe	(68.8)	(74.9)
Prior period catastrophe	0.3	4.5

Total incurred	$297.5	$211.4
Paid related to:
Current period non-catastrophe	22.2	12.1
Current period catastrophe	—	—
Prior period non-catastrophe	137.0	99.2
Prior period catastrophe	5.1	17.6

Total paid	$164.3	$128.9

Net reserve for losses and loss expenses, December 31	1,035.1	901.9
Losses and loss expenses recoverable	396.6	351.8

Reserve for losses and loss expenses, December 31	$1,431.7	$1,253.7

Acquisition costs.  Acquisition costs increased by $9.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The increase was primarily caused by increased net premiums earned. The acquisition cost ratio increased slightly to 13.1% for the year ended December 31, 2010 from 13.0% for the same period in 2009.

General and administrative expenses.  General and administrative expenses increased by $12.7 million, or 11.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in general and administrative expenses was primarily due to higher salary and related costs from increased headcount offset by the reduction in the Darwin LTIP of $5.0 million. The decrease in the general and administrative expense ratio from 25.9% for the year ended December 31, 2009 to 24.8% for the same period in 2010 was the result of the increase in net premiums earned.

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

Net premiums written increased by $280.1 million, or 131.5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in net premiums written was primarily driven by the inclusion of Darwin for the year ended December 31, 2009. The increase in net premiums written from the acquisition of Darwin also included a $3.0 million reduction in premiums ceded for variable-rated reinsurance contracts that have swing-rated provisions. This compared to a reduction of $5.2 million in premiums ceded for the variable-rated reinsurance contracts during the year ended December 31, 2008. Overall, we ceded 26.9% of gross premiums written for the year ended December 31, 2009 compared to 33.4% for the year ended December 31, 2008. The decrease in the percentage of premiums ceded to reinsurers was primarily caused by a change in business mix to more casualty business with lower reinsurance cession percentages.

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

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
		($ in millions)

Revenues
Gross premiums written	$504.9	$555.9	$695.5
Net premiums written	319.1	362.9	465.9
Net premiums earned	338.8	413.2	472.6
Expenses
Net losses and loss expenses	160.2	158.1	288.6
Acquisition costs	(0.5)	2.7	3.8
General and administrative expenses	94.2	84.4	75.5
Underwriting income	84.9	168.0	104.7
Ratios
Loss and loss expense ratio	47.3%	38.3%	61.1%
Acquisition cost ratio	(0.1)%	0.7%	0.8%
General and administrative expense ratio	27.8%	20.4%	16.0%
Expense ratio	27.7%	21.1%	16.8%
Combined ratio	75.0%	59.4%	77.9%

Comparison of Years ended December 31, 2010 and 2009

Premiums.  Gross premiums written decreased by $51.0 million, or 9.2%, for the year ended December 31, 2010 compared to the same period in 2009. The decrease in gross premiums written was due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment.

The table below illustrates our gross premiums written by line of business for the years ended December 31, 2010 and 2009.

	Year Ended
	December 31,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)

Professional liability	$160.7	$180.6	$(19.9)	(11.0)%
General property*	150.7	171.7	(21.0)	(12.2)
General casualty	134.2	147.1	(12.9)	(8.8)
Healthcare	59.3	56.5	2.8	5.0

	$504.9	$555.9	$(51.0)	(9.2)%

*	Includes a small amount of energy business.

Net premiums written decreased $43.8 million, or 12.1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in net premiums written was primarily due to the decrease in gross premiums written partially offset by lower premiums ceded on our property catastrophe reinsurance coverage. We ceded to reinsurers 36.8% of gross premiums written for the year ended December 31, 2010 compared to 34.7% for the year ended December 31, 2009. The increase is primarily due to increased cessions on our general casualty and professional liability lines of business. Net premiums earned decreased $74.4 million, or 18.0%, primarily due to lower net premiums written during 2009 and 2010.

Net losses and loss expenses.  Net losses and loss expenses increased by $2.1 million, or 1.3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net losses and loss expenses was primarily due to higher loss activity in the current period partially offset by higher net favorable reserve development recognized. During the year ended December 31, 2010, we experienced net losses and loss expenses of $112.3 million from a number of earthquakes, explosions and weather related events. Overall, our international insurance segment recorded net favorable reserve development of $180.6 million during the year ended December 31, 2010 compared to net favorable reserve development of $139.5 million for the year ended December 31, 2009, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)

General property	$—	$(0.1)	$—	$(6.0)	$(6.4)	$(12.8)	$(34.4)	$(0.3)	$(60.0)
Professional liability	2.0	(2.8)	(4.1)	(41.8)	(0.2)	—	—	—	(46.9)
General casualty	5.1	(2.3)	(15.3)	(29.8)	(7.6)	(6.5)	11.3	7.8	(37.3)
Healthcare	(0.3)	(1.5)	(2.2)	(9.9)	(22.5)	—	—	—	(36.4)

	$6.8	$(6.7)	$(21.6)	$(87.5)	$(36.7)	$(19.3)	$(23.1)	$7.5	$(180.6)

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)

General property	$(0.3)	$(1.4)	$(3.9)	$(3.5)	$(7.4)	$(8.6)	$14.2	$(10.9)
Professional liability	—	1.7	(20.8)	(50.5)	—	—	0.2	(69.4)
General casualty	(5.0)	(18.0)	(30.1)	(3.0)	18.7	0.1	7.6	(29.7)
Healthcare	(0.5)	(1.0)	(6.3)	(21.7)	—	—	—	(29.5)

	$(5.8)	$(18.7)	$(61.1)	$(78.7)	$11.3	$(8.5)	$22.0	$(139.5)

The loss and loss expense ratio for the year ended December 31, 2010 was 47.3%, compared to 38.3% for the year ended December 31, 2009. The net favorable reserve development recognized during the year ended

December 31, 2010 decreased the loss and loss expense ratio by 53.3 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 100.6%. Comparatively, the net favorable reserve development recognized during the year ended December 31, 2009 decreased the loss and loss expense ratio by 33.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 72.1%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $112.3 million in the preceding paragraph, which occurred during the year ended December 31, 2010 and contributed 33.1 percentage points to the current year’s loss and loss expense ratio.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the year ended December 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended
	December 31,
	2010	2009

Net reserves for losses and loss expenses, January 1	$1,790.1	$1,797.0
Incurred related to:
Current period non-catastrophe	276.7	297.5
Current period catastrophe	64.1	—
Prior period non-catastrophe	(168.5)	(136.5)
Prior period catastrophe	(12.1)	(2.9)

Total incurred	$160.2	$158.1
Paid related to:
Current period non-catastrophe	22.0	16.1
Current period catastrophe	36.5	—
Prior period non-catastrophe	181.7	119.0
Prior period catastrophe	13.0	37.3

Total paid	$253.2	$172.4
Foreign exchange revaluation	(1.4)	7.4

Net reserve for losses and loss expenses, December 31	1,695.7	1,790.1
Losses and loss expenses recoverable	531.0	566.3

Reserve for losses and loss expenses, December 31	$2,226.7	$2,356.4

Acquisition costs.  Acquisition costs decreased $3.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in acquisition costs was due to lower net premiums earned. The acquisition cost ratio decreased from 0.7% for the year ended December 31, 2009 to a negative 0.1% for the year ended December 31, 2010.

General and administrative expenses.  General and administrative expenses increased $9.8 million, or 11.6%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs, including stock-based compensation. The general and administrative expense ratios for the years ended December 31, 2010 and 2009 were 27.8% and 20.4%, respectively, due to higher general and administrative expenses and lower net premiums earned.

Comparison of Years ended December 31, 2009 and 2008

Premiums.  Gross premiums written decreased by $139.6 million, or 20.1%, for the year ended December 31, 2009 compared to the same period in 2008. The decrease in gross premiums written was due to the continued trend of the non-renewal of business (primarily property and energy business) that did not meet our underwriting requirements (which included inadequate pricing and/or policy terms and conditions) and increased competition in our international insurance segment. Gross premiums written decreased by $56.2 million and $37.6 million in our general property and energy lines of business, respectively, as a result of pricing that did not meet our underwriting requirements and the non-renewal of 90 out of 116 energy accounts. Also causing lower gross premiums written was a reduction of $27.1 million in professional liability business related to the financial services industry where we believe the rates were not sufficient for the risks within that industry.

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

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
		($ in millions)

Revenues
Gross premiums written	$524.2	$465.6	$430.1
Net premiums written	522.3	465.2	428.4
Net premiums earned	502.3	456.2	464.5
Expenses
Net losses and loss expenses	250.2	234.6	249.1
Acquisition costs	92.1	88.0	91.0
General and administrative expenses	63.8	48.4	43.5
Underwriting income	96.2	85.2	80.9
Ratios
Loss and loss expense ratio	49.8%	51.4%	53.6%
Acquisition cost ratio	18.3%	19.3%	19.6%
General and administrative expense ratio	12.7%	10.6%	9.4%
Expense ratio	31.0%	29.9%	29.0%
Combined ratio	80.8%	81.3%	82.6%

Comparison of Years ended December 31, 2010 and 2009

Premiums.  Gross premiums written increased by $58.6 million, or 12.6%, for the year ended December 31, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to increased writings in our property and international reinsurance lines of business with the build out of our London and Singapore offices, including business written through Syndicate 2232. We increased our participation on one property reinsurance treaty for $23.6 million in 2010 from $9.0 million in 2009, and we wrote one new treaty in our general casualty reinsurance line of business for $31.4 million. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), increased competition and increased cedent retention.

During the year ended December 31, 2010, our Bermuda, U.S., European and Singapore reinsurance operations had gross premiums written of $210.1 million, $264.2 million, $33.3 million and $16.6 million, respectively. During the year ended December 31, 2009, our Bermuda, U.S. and European reinsurance operations had gross premiums written of $192.3 million, $255.1 million and $18.2 million, respectively.

The table below illustrates our gross premiums written by line of business for the year ended December 31, 2010 and 2009.

	Year Ended
	December 31,		Dollar	Percentage
	2010	2009	Change	Change
	($ in millions)

General casualty reinsurance	$160.2	$138.5	$21.7	15.7%
Property reinsurance	133.8	100.5	33.3	33.1
International reinsurance	109.0	84.2	24.8	29.5
Professional liability reinsurance	78.0	102.8	(24.8)	(24.1)
Specialty reinsurance	28.8	23.5	5.3	22.6
Facultative reinsurance	14.4	16.1	(1.7)	(10.6)

	524.2	465.6	58.6	12.6%

The specialty reinsurance line of business includes the workers compensation catastrophe reinsurance and accident and health reinsurance.

Net premiums written increased by $57.1 million, or 12.3%, which is consistent with the increase in gross premiums written. Net premiums earned increased $46.1 million, or 10.1%. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.

Net losses and loss expenses.  Net losses and loss expenses increased by $15.6 million, or 6.6%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net losses and loss expenses was primarily due to the growth of the reinsurance operations and higher loss activity of $26.6 million from a number of earthquakes and other weather related events, partially offset by higher net favorable prior year reserve development. Overall, our reinsurance segment recorded net favorable reserve development of $64.2 million and $38.1 million during the years ended December 31, 2010 and 2009, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)

Professional liability reinsurance	$(0.3)	$(0.5)	$(5.4)	$(10.3)	$(9.0)	$(1.3)	$(0.7)	$—	$(27.5)
General casualty reinsurance	(0.1)	(0.2)	(5.6)	(15.9)	(2.6)	(1.5)	(0.3)	—	(26.2)
Property reinsurance	(0.3)	(0.7)	(0.9)	(3.4)	(0.4)	—	1.1	(7.5)	(12.1)
Specialty reinsurance	—	—	(0.6)	(0.1)	—	(1.2)	(2.7)	—	(4.6)
Facultative reinsurance	—	0.6	3.3	(1.8)	—	—	—	—	2.1
International reinsurance	(0.1)	(0.3)	(0.7)	(1.5)	(0.4)	0.2	5.7	1.2	4.1

	$(0.8)	$(1.1)	$(9.9)	$(33.0)	$(12.4)	$(3.8)	$3.1	$(6.3)	$(64.2)

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)

Professional liability reinsurance	$(3.1)	$(6.8)	$(13.2)	$(1.5)	$(0.1)	$8.1	$3.5	$(13.1)
General casualty reinsurance	(0.6)	(4.6)	(7.1)	(7.1)	(0.9)	—	—	(20.3)
Property reinsurance	(0.1)	0.2	—	3.3	—	(7.6)	(3.7)	(7.9)
Specialty reinsurance	—	—	(0.9)	1.2	—	—	—	0.3
Facultative reinsurance	—	(4.5)	(0.6)	—	—	—	—	(5.1)
International reinsurance	(0.2)	(0.6)	1.1	(0.1)	—	4.6	3.2	8.0

	$(4.0)	$(16.3)	$(20.7)	$(4.2)	$(1.0)	$5.1	$3.0	$(38.1)

The loss and loss expense ratio for the year ended December 31, 2010 was 49.8%, compared to 51.4% for the year ended December 31, 2009. Net favorable reserve development recognized during the year ended December 31, 2010 reduced the loss and loss expense ratio by 12.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 62.6%. In comparison, net favorable reserve development recognized in the year ended December 31, 2009 reduced the loss and loss expense ratio by 8.4 percentage points. Thus, the loss and loss expense ratio related to that loss year was 59.8%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred losses of $26.6 million noted above, which contributed 5.3 percentage points to the current loss year’s loss and loss expense ratio.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the year ended December 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2010	2009

Net reserves for losses and loss expenses, January 1	$1,149.8	$1,072.1
Incurred related to:
Current period non-catastrophe	280.1	272.7
Current period property catastrophe	34.3	—
Prior period non-catastrophe	(62.7)	(40.2)
Prior period property catastrophe	(1.5)	2.1

Total incurred	$250.2	$234.6
Paid related to:
Current period non-catastrophe	16.8	14.1
Current period property catastrophe	1.0	—
Prior period non-catastrophe	156.7	125.2
Prior period property catastrophe	4.7	17.6

Total paid	$179.2	$156.9

Net reserve for losses and loss expenses, December 31	1,220.8	1,149.8
Losses and loss expenses recoverable	—	1.9

Reserve for losses and loss expenses, December 31	$1,220.8	$1,151.7

Acquisition costs.  Acquisition costs increased by $4.1 million, or 4.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of higher net premiums earned. The acquisition cost ratio was 18.3% for the year ended December 31, 2010, slightly lower than the 19.3% for the year ended December 31, 2009. The decrease in the acquisition cost ratio is due to more business written on an excess-of-loss basis, which typically carries a lower acquisition cost ratio than quota share business.

General and administrative expenses.  General and administrative expenses increased $15.4 million, or 31.8%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in general and administrative expenses was primarily due to an increase in salary and related costs included stock-based compensation. The 2.1 percentage point increase in the general and administrative expense ratio from 10.6% for the year ended December 31, 2009 to 12.7% for the year ended December 31, 2010 was due to higher general and administrative expense partially offset by higher net premiums earned.

Comparison of Years ended December 31, 2009 and 2008

Premiums.  Gross premiums written increased by $35.5 million, or 8.3%, for the year ended December 31, 2009 compared to the same period in 2008. The increase in gross premiums written was primarily due to new business written particularly in our U.S. and European reinsurance operations and lower net downward adjustments on estimated premiums. Downward adjustments on estimated premiums were lower by $13.6 million during the year ended December 31, 2009 compared to the year ended December 31, 2008. We recognized net downward adjustments of $5.9 million during the year ended December 31, 2009 compared to net downward adjustments of $19.5 million during the year ended December 31, 2008.

During the year ended December 31, 2009, our Bermuda, U.S. and European reinsurance operations had gross premiums written of $192.3 million, $255.1 million and $18.2 million, respectively. During the year ended December 31, 2008, our Bermuda, U.S. and European reinsurance operations had gross premiums written of $322.1 million, $107.7 million and $0.3 million, respectively. Our Swiss reinsurance operations, which commenced business in October 2008, renewed contracts previously written in Bermuda of $14.2 million during the year ended December 31, 2009. Our U.S. reinsurance operations, which commenced business in April 2008, renewed contracts previously written in Bermuda of $105.5 million during the year ended December 31, 2009.

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

Liquidity and Capital Resources

General

As of December 31, 2010, our shareholders’ equity was $3.1 billion, a 4.3% decrease compared to $3.2 billion as of December 31, 2009. The decrease was primarily the result of our share and warrant repurchase activities of $744.7 million during the year partially offset by net income for the year ended December 31, 2010 of $665.0 million, driven primarily by strong investment returns.

On November 26, 2010, we received approval from the Supreme Court of Bermuda to change the place of incorporation of our ultimate parent company from Bermuda to Switzerland, and on December 1, 2010 we completed the Redomestication. Our ultimate parent company is now Holdings and Allied World Bermuda is a wholly owned subsidiary of Holdings.

Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make dividend payments on its common shares. Under Swiss law, distributions to shareholders may be paid out only if the company has sufficient distributable profits from previous fiscal years, or if the company has freely distributable reserves, each as presented on the audited annual stand-alone statutory balance sheet. Distributions to shareholders out of the share and participation capital may be made by way of a capital reduction in the form of a reduction in the par value of the common shares to achieve a similar result as the payment of a dividend.

Allied World Bermuda is a holding company and transacts no business of its own. Cash flows to Allied World Bermuda may comprise dividends, advances and loans from its subsidiary companies. Allied World Bermuda is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make principal and interest payments on its senior notes.

Capital Activities

In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, and tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. As part of the share repurchase program, we entered into a rule 10b5-1 repurchase plan that enables us to complete share repurchases during trading blackout periods. During the year ended December 31, 2010, we repurchased through open-market purchases 4,651,279 shares at a total cost of $239.1 million, for an average price of $51.41 per share. We have classified these repurchased shares as ‘‘treasury shares, at cost” on the consolidated balance sheets.

In August 2010, we repurchased 5,000,000 of our common shares for $250.0 million, or $50.00 per share, in a privately negotiated transaction from Goldman Sachs. Also in August, 2010, we repurchased a warrant owned by Chubb in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 of our common shares for $34.20 per share. We repurchased the warrant for an aggregate purchase price of $32.8 million. The repurchase of the warrants was recognized as a reduction in shareholders’ equity. Both of the aforementioned transactions were funded using available cash on hand and were executed separately from the share repurchase program discussed above.

In November 2010, we repurchased the remaining 3,159,793 common shares and a warrant to purchase an additional 1,500,000 of our common shares from Goldman Sachs. The aggregate purchase price for these securities was $222.6 million, of which $185.4 million, or $58.69 per share, related to the repurchase of the common shares and $37.2 million related to the purchase of the warrant. The repurchase price per common share was based on and reflected a 0.5% discount from the volume-weighted average trading price of the company’s common shares on November 5, 2010. The repurchase price per common share underlying the warrant was equal to the volume-weighted average trading price of the company’s common shares on November 5, 2010, less the exercise price for such warrant of $34.20 per share plus $0.01 per share. Both of the aforementioned transactions were funded using available cash on hand and were executed separately from the company’s share repurchase program.

The common shares repurchased from Goldman Sachs were classified as ‘‘treasury shares, at cost”, and the repurchase of the warrants from Chubb and Goldman Sachs was recognized as a reduction in “additional paid-in capital” on the consolidated balance sheets.

Also in November 2010, Allied World Bermuda issued $300 million senior notes due in 2020. The senior notes bear interest at an annual rate of 5.50% per year and were priced to yield 5.56%. Interest on the senior notes is payable semi-annually on May 15 and November 15 of each year commencing on May 15, 2011. The net proceeds from the offering of the senior notes will be used for general corporate purposes, including the repurchase of the company’s outstanding common shares of one shareholder or potential acquisitions. The senior notes are the company’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. We may redeem the senior notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the senior notes to be redeemed or a make-whole price, plus accrued and unpaid interest. The senior notes includes covenants and events of default that are usual and customary, but do not contain any financial covenants. In addition, these senior notes as well as the senior notes issued in 2006 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.

In February 2011, we repurchased a warrant owned by AIG in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of our common shares for $34.20 per share. We repurchased the warrant for an aggregate purchase price of $53.6 million. The repurchase of the warrant will be recognized as a reduction in “additional paid-in capital” in the consolidated balance sheets. The repurchase was executed separately from the Company’s share repurchase program.

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

The payment of dividends from Holdings’ Bermuda domiciled operating subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Darwin National Assurance Company, Darwin Select Insurance Company and Vantapro Specialty Insurance Company are subject to restrictions on statutory surplus pursuant to the respective states in which these insurance companies are domiciled. Each state requires prior regulatory approval of any payment of extraordinary dividends. In addition, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are subject to regulatory restrictions limiting their ability to declare and pay any dividends without the consent of the Irish Financial Services Regulatory Authority. We also have branch operations in Hong Kong and Singapore, which have regulatory restrictions limiting their ability to declare and pay dividends. We also have insurance subsidiaries that are the parent company for other insurance subsidiaries, which means that dividends and other distributions will be subject to multiple layers of regulations in order to dividend funds to Holdings. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on Holdings’ cash requirements and our ability to make principal, interest and dividend payments on the senior notes and common shares.

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

In November 2007, we entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. As of December 31, 2010 we had a consolidated indebtedness to total capitalization of 0.21 to 1.0 and all of our subsidiaries had a financial strength rating from A.M. Best of A. The Unsecured Facility required a minimum net worth as of December 31, 2010 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $3.0 billion as of December 31, 2010. Based on the results of these financial calculations, we were in compliance with all covenants under the Credit Facility as of December 31, 2010.

There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million. The one lender that was in the Credit Facility with a $20.0 million commitment declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. This lender did not meet its commitment under the Credit Facility. In July 2010, we replaced this bankrupt lender with another lender for the full $20.0 million commitment under the Credit Facility.

In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of the Company’s Lloyd’s Syndicate 2232. As of December 31, 2010, the amount of the letter of credit was £53.7 million ($82.8 million).

On November 19, 2008, Allied World Bermuda requested a $250 million borrowing under the Unsecured Facility. We requested the borrowing to ensure the preservation of our financial flexibility in light of the uncertainty in the credit markets. On November 21, 2008, we received $243.8 million of loan proceeds from the borrowing, as $6.3 million was not received from the lender in bankruptcy. The interest rate on the borrowing was 2.588%. We repaid the loan on its maturity date of February 23, 2009.

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

The following shows our trust accounts on deposit, as well as outstanding and remaining letter of credit facilities and the collateral committed to support the letter of credit facilities as of December 31, 2010 and December 31, 2009:

	As of	As of
	December 31,	December 31,
	2010	2009
	($ in millions)

Total trust accounts on deposit	$1,657.4	$1,025.5
Total letter of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit facilities	1,700.0	1,700.0

Total letter of credit facilities outstanding:
Citibank Europe plc	689.8	794.6
Credit Facility	159.0	376.7

Total letter of credit facilities outstanding	848.8	1,171.3

Total letter of credit facilities remaining:
Citibank Europe plc	210.2	105.4
Credit Facility(1)	641.0	423.3

Total letter of credit facilities remaining	851.2	528.7

Collateral committed to support the letter of credit facilities	$1,121.3	$1,208.3

(1)	Net of any borrowing or repayments under the Unsecured Facility.

As of December 31, 2010, we had a combined unused letters of credit capacity of $851.2 million from the Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

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

Cash flows from operations for the year ended December 31, 2010 were $451.3 million compared to $668.2 million for the year ended December 31, 2009 and $656.9 million for the year ended December 31, 2008. The decrease in cash flows from operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to an increase in net paid losses of $138.5 million and an increase in insurance balances receivable primarily related to a funds held balance of $73.9 million for a property catastrophe reinsurance treaty entered into in 2010. The funds held balance can be used by the cedent to pay claims, if any. Any balance remaining after the expiry of the reinsurance treaty is returned to us. Cash flows from operations for the year ended December 31, 2009 increased compared to the year ended December 31, 2008 primarily due to higher net premiums written partially offset by higher general and administrative expenses.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows provided by investing activities of $500.1 million for the years ended

December 31, 2010 while for the years ended December 31, 2009 and 2008 we had cash flows used in investing activities of $582.6 million and $443.1 million, respectively. The increase in investing cash flows activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to the turnover of the investment portfolio during 2010 due to managing the overall market interest rate environment and moving securities to our new portfolio manager. The increase in cash flows used in investing activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due to increased purchases of fixed maturity investments partially offset by cash provided by increased sales of fixed maturity investments.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance or repurchase of common shares or debt and the payment of dividends. Cash flows used in financing activities were $486.1 million for the year ended December 31, 2010 compared to net cash used in financing activities of $450.0 million for the year ended December 31, 2009 and net cash flows provided by financing activities of $242.3 million for the year ended December 31, 2008. During the year ended December 31, 2010, we paid dividends of $47.7 million, repurchased $674.7 million of our common shares, which included the repurchase of all the common shares owned by Goldman Sachs, and repurchased $70.0 million in warrants to purchase our common shares from Chubb and Goldman Sachs. Also during 2010, we issued 5.50% Senior Notes for net proceeds of $298.6 million which we used for share repurchases and other general corporate purposes. In 2009, cash flows used in financing activities included dividends of $36.7 million, repayment of $243.7 million of a credit facility borrowing, and $177.0 million reduction in securities lending collateral. The increase in cash flows used in financing activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to the repayment of our syndicated loan of $243.8 million.

In addition to our quarterly dividends declared and paid during 2010, the Board of Directors declared a special dividend of $0.25 per common share related to the Redomestication. Under Swiss law, we will not be able to pay a dividend until two months after our next annual meeting, which is expected to take place in early May 2011. This special dividend provided a dividend to shareholders for the interim period. This special dividend was paid on November 26, 2010 to shareholders of record on November 15, 2010.

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2010 and 2009, 96.2% and 97.6%, respectively, of our fixed income portfolio consisted of investment grade securities. As of December 31, 2010 and December 31, 2009, net accumulated unrealized gains on our available for sale fixed maturity investments were $57.1 million and $149.8 million, respectively. The reduction in the unrealized gains is primarily due to the adoption of ASU 2010-11, in which we elected to reclassify our mortgage-backed and asset-backed securities from available for sale to trading and as a result on July 1, 2010 we reclassified $41.9 million of net unrealized gains from “accumulated other comprehensive income” to “retained earnings” on the consolidated balance sheets. In addition, the decrease in net unrealized gains was due to selling certain available for sale securities during the year ended December 31, 2010 and reinvesting the proceeds in fixed maturity investments where mark-to-market changes are reflected in the consolidated income statement. The maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2010 and December 31, 2009 was as follows:

	As of	As of
	December 31,	December 31,
	2010	2009
	($ in millions)

Due in one year or less	$249.3	$156.3
Due after one year through five years	3,119.9	3,221.7
Due after five years through ten years	867.9	1,166.9
Due after ten years	122.9	172.4
Mortgage-backed	1,751.9	1,721.3
Asset-backed	549.0	532.8

Total	$6,660.9	$6,971.4

We have investments in various hedge funds, the market value of which was $347.6 million as of December 31, 2010. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund. See Note 4(d) “Investments — Other Invested Assets” to our consolidated financial statements for additional details on our hedge fund investments.

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

The following were the financial strength ratings of all of our insurance and reinsurance subsidiaries as of February 21, 2011, except as noted below:

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

In 2010, we established Syndicate 2232 and commenced underwriting activities through the Lloyd’s market. All Lloyd’s syndicates benefit from Lloyd’s central resources, including Lloyd’s brand, its network of global licenses and the central fund. As all of Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. A. M. Best has assigned Lloyd’s a financial strength rating of “A” (Excellent) and Standard & Poor’s and Fitch Ratings have assigned Lloyd’s a financial strength rating of “A+” (Strong).

We believe that the quantitative and qualitative factors that influence our ratings are supportive of our ratings.

Long-Term Debt

In July 2006, Allied World Bermuda issued $500.0 million aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable August 1 and February 1 each year, commencing February 1, 2007. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

In November 2010, Allied World Bermuda issued $300.0 million aggregate principal amount of 5.50% senior notes due November 1, 2020, with interest payable May 15 and November 15 each year, commencing May 15, 2011. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

The senior notes issued in 2006 and 2010 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2010:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in millions)

Contractual Obligations
Senior notes (including interest)	$1,190.0	$54.0	$108.0	$108.0	$920.0
Operating lease obligations	106.0	13.3	24.2	20.9	47.6
Investment commitments outstanding	157.8	—	28.4	—	129.4
Darwin LTIP	4.9	4.8	0.1	—	—
Gross reserve for losses and loss expenses	4,879.2	1,117.1	1,347.0	711.4	1,703.7

Total	$6,337.9	$1,189.2	$1,507.7	$840.3	$2,800.7

The investment commitments outstanding represent unfunded commitments related to our hedge fund investments.

As part of the acquisition of Darwin, we assumed the Darwin LTIP that Darwin had implemented for certain of its key employees. Initially, the Darwin LTIP allocated 20% of the underwriting profit for each year (premiums net of losses and expenses) plus 20% of the investment income based on average net assets outstanding in each year (at a deemed interest rate equal to the 10 year U.S. Treasury note rate) to the Darwin LTIP participants, based on their assigned percentage interests. Effective January 1, 2006, the Darwin LTIP was modified to reflect changes in the calculation of the underwriting profitability allocated to the participants of the Darwin LTIP. For 2006 and later years, the amount allocated to the participants is calculated as an amount equal to 20% of the underwriting profit less an amount equal to 5% of net premiums earned. In addition, imputed investment income will no longer be credited to the pool participants. Interests in these profit pools vest over a four-year period. The payments due are made in increments over the fourth, fifth and sixth years. This plan is in run-off.

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2010 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

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

The changes in market values as a result of changes in interest rates is determined by calculating hypothetical December 31, 2010 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)

Total market value	$7,801.0	$7,693.7	$7,612.0	$7,514.3	$7,411.8	$7,308.2	$7,102.4
Market value change from base	286.7	179.4	97.7	0.0	(102.5)	(206.1)	(411.9)
Change in unrealized appreciation/(depreciation)	3.8%	2.4%	1.3%	0.0%	(1.4)%	(2.7)%	(5.5)%

The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical December 31, 2010 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)

Total market value	$5,837.6	$5,672.2	$5,589.5	$5,506.7	$5,424.0	$5,341.3	$5,175.9
Market value change from base	330.9	165.5	82.8	0.0	(82.7)	(165.4)	(330.8)
Change in unrealized appreciation/(depreciation)	6.0%	3.0%	1.5%	0.0%	(1.5)%	(3.0)%	(6.0)%

As a holder of fixed income securities, we also have exposure to credit and other spread risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of December 31, 2010 we held assets totaling $6.7 billion of fixed income securities. Of those assets, approximately 3.8% were rated below investment grade (Ba1/BB+ or lower) with the remaining 96.2% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA by S&P.

As of December 31, 2010, we held $2,526.5 million, or 31.4%, of our total investments and cash and cash equivalents in corporate bonds, $1,334.6 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standards & Poor’s.

As of December 31, 2010, we held $1,751.9 million, or 21.8%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 14.9%, 4.6% and 2.3%, respectively, of our total investments and cash and cash equivalents. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost, and extension risk when payments occur slower than expected. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time. In addition, 99.8% of our commercial mortgage-backed securities and 64.7% of our core non-agency residential mortgage-backed securities were rated AAA by Standard & Poor’s and Fitch as of December 31, 2010.

Additionally as of December 31, 2010, we held $207.0 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,751.9 million referenced in the preceding paragraph. As of December 31, 2010, 87.6% of the high yield non-agency residential mortgage-backed securities were rated below investment grade, and the average credit rating was B- by S&P.

As of December 31, 2010, we held investments in hedge funds with a fair value of $347.6 million. Investments in hedge funds may involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily Euro, British Sterling, Swiss Franc and the Canadian dollar. Receivables in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.

As of December 31, 2010 and 2009, 1.7% and 1.8%, respectively, of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written during the year ended December 31, 2010 and 2009, approximately 11% was written in currencies other than the U.S. dollar. The decrease in the amount of gross premiums written in currencies other than the U.S. dollar is due to the increased business written by our U.S. insurance segment.

Our foreign exchange (loss) gain for the years ended December 31, 2010, 2009 and 2008 is set forth in the chart below.

	Year Ended December 31,
	2010	2009	2008
	($ in millions)

Realized exchange (loss) gain	$(2.0)	$5.9	$(4.1)
Unrealized exchange gain (loss)	1.6	(6.6)	5.5

Foreign exchange (loss) gain	$(0.4)	$(0.7)	$1.4

Item 8.  Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-66 and S-1 through S-5 below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, AG (formerly Allied World Assurance Company Holdings, Ltd)
Zug, Switzerland

We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, AG (formerly Allied World Assurance Company Holdings, Ltd) and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules, and included an explanatory paragraph regarding the Company’s required adoption, as of April 1, 2009 of new FASB guidance in relation to its method of accounting for other-than-temporary impairments of debt securities.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 1, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Zurich, Switzerland on March 1, 2011.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

By:	/s/ Scott A. Carmilani
Name:     Scott A. Carmilani

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Carmilani Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2011

/s/ Joan H. Dillard Joan H. Dillard	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011

/s/ Barbara T. Alexander Barbara T. Alexander	Director	March 1, 2011

/s/ James F. Duffy James F. Duffy	Director	March 1, 2011

/s/ Bart Friedman Bart Friedman	Vice Chairman of the Board	March 1, 2011

/s/ Scott Hunter Scott Hunter	Director	March 1, 2011

/s/ Mark R. Patterson Mark R. Patterson	Director	March 1, 2011

/s/ Patrick de Saint-Aignan Patrick de Saint-Aignan	Director	March 1, 2011

/s/ Samuel J. Weinhoff Samuel J. Weinhoff	Director	March 1, 2011

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Articles of Association
3	.2(1)	Organizational Regulations
4.1		Specimen Common Share Certificate
4	.2(2)	Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016
4	.3(2)	First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016
4	.4(2)	Form of 7.50% Senior Note (Included as part of Exhibit 4.3)
4	.5(3)	Senior Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020
4	.6(3)	First Supplemental Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020
4	.7(3)	Form of 5.50% Senior Note (Included as part of Exhibit 4.6)
4	.8(4)	Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016
4	.9(4)	Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as Trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020
10	.1(5)†	Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan
10	.2(6)†	Form of Participation Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan
10	.3(7)†	Form of Indemnification Agreement for directors and officers of Allied World Assurance Company Holdings, AG
10	.4(8)	Insurance Letters of Credit-Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc
10	.5(8)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc
10	.6(8)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A
10	.7(9)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Unsecured Senior Revolving Credit Facility
10	.8(9)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Senior Secured Letter of Credit Facility
10	.9(9)	Pledge and Security Agreement, dated as of November 27, 2007, by and between Allied World Assurance Company, Ltd, as pledgor, and Wachovia Bank, National Association, as administrative agent

Exhibit
Number		Description

10	.10(9)	Account Control Agreement, dated November 27, 2007, by and among Allied World Assurance Company, Ltd, as pledgor, Mellon Bank, N.A., as custodian, and Wachovia Bank, National Association, as administrative agent
10	.11(5)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan
10	.12(10)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan
10	.13(5)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan
10	.14(10)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan
10	.15(10)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan
10	.16(11)†	Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan
10	.17(12)	Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon, with respect to the types of securities that may be pledged under the letter of credit facility with Citibank Europe plc
10	.18(13)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and W. Gordon Knight
10	.19(14)†	Amended and Restated Employment Agreement — Form for Bermuda Executive Officers
10	.20(15)†	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani
10	.21(16)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in May 2009
10	.22(17)†	Form of Performance-Based Equity Award Agreement
10	.23(18)†	Amended and Restated Employment Agreement, dated as of November 5, 2009, by and between Allied World Assurance Company Holdings, Ltd and John L. Sennott, Jr.
10	.24(19)†	Amended and Restated Long-Term Incentive Plan of Darwin Professional Underwriters, Inc., effective as of November 11, 2005
10	.25(20)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in November 2009
10	.26(20)†	Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan
10	.27(21)	First Amendment to Credit Agreement, dated as of February 25, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto and Wachovia Bank, National Association, as administrative agent and fronting bank under the Unsecured Senior Revolving Credit Facility
10	.28(21)	First Amendment to Credit Agreement, dated as of February 25, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto and Wachovia Bank, National Association, as administrative agent and fronting bank under the Senior Secured Letter of Credit Facility
10	.29(22)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan
10	.30(23)	Repurchase Agreement, dated as of August 6, 2010, by and among Allied World Assurance Company Holdings, Ltd and certain affiliates of The Goldman Sachs Group, Inc. named therein
10	.31(24)	Warrant Repurchase Agreement, dated as of August 13, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Chubb Corporation

Exhibit
Number		Description

10	.32(25)†	Employment Agreement, dated as of July 1, 2010, by and between Newmarket Administrative Services, Inc. and John J. Gauthier
10.33		Repurchase Agreement, dated as of November 5, 2010, by and among Allied World Assurance Company Holdings, Ltd and certain affiliates of The Goldman Sachs Group, Inc. named therein
10	.34(7)	Warrant Assignment and Assumption Agreement, dated as of December 1, 2010, by and between Allied World Assurance Company Holdings, Ltd and Allied World Assurance Company Holdings, AG
10	.35(7)	Registration Rights Assignment and Assumption Agreement, dated as of December 1, 2010, by and between Allied World Assurance Company Holdings, Ltd and Allied World Assurance Company Holdings, AG
10	.36(7)	Benefit Plan Assignment and Assumption Agreement, dated as of December 1, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, Newmarket Administrative Services, Inc. and Allied World Assurance Company Holdings, AG
10	.37(7)	Contribution-in-Kind Agreement, dated November 30, 2010
10	.38(26)	Second Amendment to Credit Agreement, dated as of November 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, and Wells Fargo Bank, National Association, as administrative agent and fronting bank under the Unsecured Facility
10	.39(26)	Second Amendment to Credit Agreement, dated as of November 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, and Wells Fargo Bank, National Association, as administrative agent and fronting bank under the Secured Facility
10	.40†	Form of Employment Agreement Amendment with regard to Swiss requirements for certain officers of Allied World Assurance Company Holdings, AG
10	.41†	Employment Agreement Amendment with regard to Swiss requirements for John Gauthier
10	.42(27)	Warrant Purchase Agreement, dated as of February 3, 2011, by and between Allied World Assurance Company Holdings, Ltd and American International Group, Inc.
21.1		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche Ltd., an independent registered public accounting firm
31.1		Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101	.1**	Interactive data files pursuant to Rule 405 of Regulation S-T:(i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (v) the Notes to the Consolidated Financial Statements and (vi) Schedules II, III and IV, tagged as blocks of text

(1)	Incorporated herein by reference to the Registration Statement on Form 8-A12B/A of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 1, 2006.

(3)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 15, 2010.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2011.

(5)	Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-136420) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(6)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132507) of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 17, 2006, as amended, and declared effective by the SEC on July 11, 2006.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 6, 2007.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on December 3, 2007.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on May 9, 2008.

(11)	Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-151298) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(12)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on January 5, 2009.

(13)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 27, 2009.

(14)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on February 27, 2009. Other than with respect to title, base salary and housing and utility allowance, the amended and restated employment agreements, dated as of October 1, 2008, for David Bell, Joan Dillard, Frank D’Orazio, Wesley Dupont and Marshall Grossack are identical to the form filed as Exhibit 10.41 thereto.

(15)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 5, 2009.

(16)	Incorporated by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on May 8, 2009.

(17)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on September 18, 2009.

(18)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 6, 2009.

(19)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132355) of Darwin Professional Underwriters, Inc. filed with the SEC on March 10, 2006, as amended, and declared effective by the SEC on May 16, 2006.

(20)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 1, 2010.

(21)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on March 3, 2010.

(22)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on May 7, 2010.

(23)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 9, 2010.

(24)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, Ltd filed with the SEC on August 13, 2010.

(25)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, Ltd filed with the SEC on November 5, 2010.

(26)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 6, 2010.

(27)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 3, 2011.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, AG (formerly Allied World Assurance Company Holdings, Ltd)
Zug, Switzerland

We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, AG (formerly Allied World Assurance Company Holdings, Ltd) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, AG (formerly Allied World Assurance Company Holdings, Ltd) and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the required adoption of new FASB guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche

Hamilton, Bermuda
March 1, 2011

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED BALANCE SHEETS
 as of December 31, 2010 and 2009
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2010	2009

ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2010: $828,544; 2009: $4,260,844)	$891,849	$4,427,072
Fixed maturity investments trading, at fair value	5,769,097	2,544,322
Other invested assets trading, at fair value	522,608	184,869

Total investments	7,183,554	7,156,263
Cash and cash equivalents	756,995	292,188
Restricted cash	96,373	87,563
Insurance balances receivable	529,927	395,621
Prepaid reinsurance	187,287	186,610
Reinsurance recoverable	927,588	919,991
Accrued investment income	40,520	53,046
Net deferred acquisition costs	96,803	87,821
Goodwill	268,376	268,376
Intangible assets	56,876	60,359
Balances receivable on sale of investments	188,408	55,854
Net deferred tax assets	19,740	21,895
Other assets	75,184	67,566

Total assets	$10,427,631	$9,653,153

LIABILITIES:
Reserve for losses and loss expenses	$4,879,188	$4,761,772
Unearned premiums	962,203	928,619
Reinsurance balances payable	99,732	102,837
Balances due on purchases of investments	506,978	55,670
Senior notes	797,700	498,919
Accounts payable and accrued liabilities	106,010	92,041

Total liabilities	$7,351,811	$6,439,858

SHAREHOLDERS’ EQUITY:
Common shares, 2010: par value CHF 15.00 per share and 2009: par value $0.03 per share (2010: 40,003,642; 2009: 49,734,487 shares issued and 2010: 38,089,226; 2009: 49,734,487 shares outstanding)	600,055	1,492
Additional paid-in capital	170,239	1,359,934
Treasury shares, at cost (2010: 1,914,416; 2009: nil)	(112,811)	—
Retained earnings	2,361,202	1,702,020
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	57,135	149,849

Total shareholders’ equity	3,075,820	3,213,295

Total liabilities and shareholders’ equity	$10,427,631	$9,653,153

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 for the years ended December 31, 2010, 2009 and 2008
(Expressed in thousands of United States dollars, except share and per share amounts)

	2010	2009	2008

REVENUES:
Gross premiums written	$1,758,397	$1,696,345	$1,445,584
Premiums ceded	(365,942)	(375,220)	(338,356)

Net premiums written	1,392,455	1,321,125	1,107,228
Change in unearned premiums	(32,907)	(4,233)	9,677

Net premiums earned	1,359,548	1,316,892	1,116,905
Net investment income	244,143	300,675	308,775
Net realized investment gains (losses)	285,612	126,352	(59,954)
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	(168)	(68,236)	(212,897)
Portion of loss recognized in other comprehensive income, before taxes	—	18,659	—

Net impairment charges recognized in earnings	(168)	(49,577)	(212,897)
Other income	913	1,506	746

	1,890,048	1,695,848	1,153,575

EXPENSES:
Net losses and loss expenses	707,883	604,060	641,122
Acquisition costs	159,489	148,847	112,569
General and administrative expenses	286,557	248,592	185,850
Amortization and impairment of intangible assets	3,483	11,051	710
Interest expense	40,242	39,019	38,743
Foreign exchange loss (gain)	444	748	(1,421)

	1,198,098	1,052,317	977,573

Income before income taxes	691,950	643,531	176,002
Income tax expense (benefit)	26,945	36,644	(7,633)

NET INCOME	665,005	606,887	183,635

Other comprehensive (loss) income
Unrealized gains (losses) on investments arising during the year net of applicable deferred income tax (expense) benefit 2010: $(10,209); 2009: $(1,064); and 2008: $9,433	162,653	243,188	(198,405)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	(18,659)	—
Reclassification adjustment for net realized investment (gains) losses included in net income, net of applicable income tax	(213,478)	(43,464)	194,085

Other comprehensive (loss) income	(50,825)	181,065	(4,320)

COMPREHENSIVE INCOME	$614,180	$787,952	$179,315

PER SHARE DATA
Basic earnings per share	$14.30	$12.26	$3.75
Diluted earnings per share	$13.32	$11.67	$3.59
Weighted average common shares outstanding	46,491,279	49,503,438	48,936,912
Weighted average common shares and common share equivalents outstanding	49,913,317	51,992,674	51,147,215
Dividends declared per share	$1.05	$0.74	$0.72

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 for the years ended December 31, 2010, 2009 and 2008
(Expressed in thousands of United States dollars, except Swiss Franc share capital)

	Share	Share	Additional		Accumulated Other
	Capital	Capital	Paid-in	Treasury	Comprehensive	Retained
	USD	CHF	Capital	Shares	Income	Earnings	Total

December 31, 2007	$1,462	—	$1,281,832	$—	$136,214	$820,334	$2,239,842

Cumulative effect adjustment(1)	—	—	—	—	(26,262)	26,262	—
Net income	—	—	—	—	—	183,635	183,635
Dividends	—	—	—	—	—	(35,257)	(35,257)
Other comprehensive (loss)	—	—	—	—	(4,320)	—	(4,320)
Stock compensation	9	—	32,953	—	—	—	32,962

December 31, 2008	$1,471	—	$1,314,785	$—	$105,632	$994,974	$2,416,862

Cumulative effect adjustment(2)	—	—	—	—	(136,848)	136,848	—
Net income	—	—	—	—	—	606,887	606,887
Dividends	—	—	—	—	—	(36,689)	(36,689)
Other comprehensive income:
Net unrealized gains, net of deferred income tax	—	—	—	—	199,724	—	199,724
Portion of OTTI losses recognized in other comprehensive income, net of deferred income tax	—	—	—	—	(18,659)	—	(18,659)

Total other comprehensive income	—	—	—	—	181,065	—	181,065
Stock compensation	21	—	45,149	—	—	—	45,170

December 31, 2009	$1,492	—	$1,359,934	$—	$149,849	$1,702,020	$3,213,295

Cumulative effect adjustment(3)	—	—	—	—	(41,889)	41,889	—
Net income	—	—		—	—	665,005	665,005
Dividends	—	—	—	—	—	(47,712)	(47,712)
Other comprehensive losses:

Net unrealized losses, net of deferred income tax	—	—	—	—	(50,825)	—	(50,825)
Portion of OTTI losses recognized in other comprehensive income, net of deferred income tax	—	—	—	—	—	—	—

Total other comprehensive loss	—	—	—	—	(50,825)	—	(50,825)
Stock compensation	38	—	40,697	—	—	—	40,735
Share repurchases	—	—	—	(674,662)	—	—	(674,662)
Shares cancelled	—	—	(561,851)	561,851	—	—	—
Recapitalization	(1,530)	600,055	(598,525)	—	—	—	—
Repurchase of founder warrants	—	—	(70,016)	—	—	—	(70,016)

December 31, 2010	$—	600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820

(1)	Cumulative effect adjustment reflects adoption of ASC 825 as of January 1, 2008.

(2)	Cumulative effect adjustment reflects adoption of ASC 320-10-65 as of April 1, 2009.

(3)	Cumulative effect adjustment reflects adoption of ASU 2010-11 as of July 1, 2010.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF CASH FLOWS
 for the years ended December 31, 2010, 2009 and 2008
(Expressed in thousands of United States dollars)

	2010	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$665,005	$606,887	$183,635
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(217,661)	(94,466)	(17,768)
Mark to market adjustments	(71,909)	(31,886)	77,722
Net impairment charges recognized in earnings	168	49,577	212,897
Stock compensation expense	34,243	40,399	28,186
Insurance balances receivable	(134,306)	(47,680)	(2,809)
Prepaid reinsurance	(677)	5,972	11,479
Reinsurance recoverable	(7,597)	(31,677)	55,621
Accrued investment income	12,526	(2,375)	11,134
Net deferred acquisition costs	(8,982)	(1,640)	6,202
Net deferred tax assets	12,364	(507)	(14,163)
Other assets	3,390	(26,966)	21,947
Reserve for losses and loss expenses	117,416	184,944	96,959
Unearned premiums	33,584	(1,739)	(21,157)
Reinsurance balances payable	(3,105)	7,708	3,177
Accounts payable and accrued liabilities	13,969	5,035	5,809
Other items, net	2,836	6,603	(1,928)

Net cash provided by operating activities	451,264	668,189	656,943

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	(133,079)	(6,504,094)	(4,558,664)
Purchases of fixed maturity investments — trading	(12,637,892)	(4,338,454)	—
Purchases of other invested assets	(343,956)	(166,848)	(63,357)
Sales of fixed maturity investments — available for sale	2,687,129	8,346,180	4,583,751
Sales of fixed maturity investments — trading	10,917,962	1,818,736	—
Sales of other invested assets	28,285	133,057	158,857
Net cash paid for acquisitions	—	—	(536,195)
Changes in securities lending collateral received	—	171,026	(23,785)
Purchases of fixed assets	(9,576)	(5,075)	(21,190)
Change in restricted cash	(8,810)	(37,124)	17,447

Net cash provided by (used in) investing activities	500,063	(582,596)	(443,136)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(47,712)	(36,689)	(35,257)
Proceeds from the exercise of stock options	9,598	7,442	4,046
Share repurchase	(674,662)	—	—
Proceeds from senior notes	298,632	—	—
Debt issuance costs	(1,950)	—	—
Purchase of founder warrants	(70,016)	—	—
(Repayment of) proceeds from syndicated loan	—	(243,750)	243,750
Changes in securities lending collateral	—	(177,010)	29,769

Net cash (used in) provided by financing activities	(486,110)	(450,007)	242,308

Effect of exchange rate changes on foreign currency cash	(410)	774	(2,869)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	464,807	(363,640)	453,246
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	292,188	655,828	202,582

CASH AND CASH EQUIVALENTS, END OF YEAR	$756,995	$292,188	$655,828

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$22,556	$42,170	$3,658
— Cash paid for interest expense	37,500	39,115	37,500

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

1.	GENERAL

Allied World Assurance Company Holdings, AG, a Swiss holding company (“Allied World Switzerland”), through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States, Europe, Hong Kong and Singapore.

On November 26, 2010, the Company received approval from the Supreme Court of Bermuda to change the place of incorporation of the ultimate parent company from Bermuda to Switzerland (the “Redomestication”), which was completed on December 1, 2010. The ultimate parent company is now Allied World Switzerland which wholly owns Allied World Assurance Company Holdings, Ltd (“Allied World Bermuda”). Allied World Bermuda continues to wholly own all the operating subsidiaries of the Company as it did prior to the Redomestication. After the Redomestication, the Company continues to report under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company’s common shares continue to trade on the New York Stock Exchange under the symbol “AWH,” the same symbol under which the common shares were listed prior to the Redomestication. In addition, the Company remains subject to U.S. Securities and Exchange Commission reporting requirements and continues to report consolidated financial results in U.S. dollars. The Company believes the Redomestication provides the ability to maintain a competitive worldwide effective corporate tax rate. See note 11(b) for further details of the Redomestication.

2.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:

•	The premium estimates for certain reinsurance agreements,

•	Recoverability of deferred acquisition costs,

•	The reserve for outstanding losses and loss expenses,

•	Valuation of ceded reinsurance recoverables,

•	Determination of impairment of goodwill and other intangible assets,

•	Valuation of financial instruments, and

•	Determination of other-than-temporary impairment of investments.

Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidation. Certain immaterial reclassifications in the consolidated statements of operations and comprehensive income (“consolidated income statements”), consolidated statements of cash flows and notes to the consolidated financial statements have been made to prior years’ amounts to conform to the current year’s presentation.

The significant accounting policies are as follows:

a)	Premiums and Acquisition Costs

Premiums are recorded as written on the inception date of the policy. For certain types of business written by the Company, notably reinsurance, premium income may not be known at the policy inception date. In the case of

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

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

Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are costs that are directly related to the successful acquisition of new and renewal business. While permitted under U.S. GAAP to defer certain internal costs that are directly related to the successful acquisition of new and renewal business, the Company does not defer such costs. Acquisition costs that are deferred are expensed as the premiums to which they relate are earned. Acquisition costs relating to the reserve for unearned premiums are deferred and carried on the balance sheets as an asset and are amortized over the period of coverage. Expected losses and loss expenses, other costs and anticipated investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses which may exceed the related unearned premiums.

b)	Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves (“OSLR,” also known as case reserves) and reserves for losses incurred but not reported (“IBNR”). OSLR relate to known claims and represent management’s best estimate of the likely loss payment. IBNR relates to reserves established by the Company for claims that have occurred but have not yet been reported to us as well as for changes in the values of claims that have been reported to us but are not yet settled.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

b)	Reserve for Losses and Loss Expenses — (continued)

continue to be appropriate. The Company recognizes any changes in its loss reserve estimates and the related reinsurance recoverables in the consolidated income statements in the periods in which they are determined and are recorded in “net losses and loss expenses”.

c)	Ceded Reinsurance

In the ordinary course of business, the Company uses both treaty and facultative reinsurance to minimize its net loss exposure to any one catastrophic loss event or to an accumulation of losses from a number of smaller events. Reinsurance premiums ceded are expensed and any commissions recorded thereon are earned over the period the reinsurance coverage is provided in proportion to the risks to which they relate. Any unearned ceding commission is included in “net deferred acquisitions costs” on the consolidated balance sheets and is recorded as a reduction to the overall net deferred acquisition cost balance. Prepaid reinsurance represents unearned premiums ceded to reinsurance companies. Reinsurance recoverable includes the balances due from those reinsurance companies under the terms of the Company’s reinsurance agreements for unpaid losses and loss reserves, including IBNR. Amounts recoverable from reinsurers are estimated in a manner consistent with the estimated claim liability associated with the reinsured policy.

The Company determines the portion of the IBNR liability that will be recoverable under its reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR.

The Company remains liable to the extent that its reinsurers do not meet their obligations under the reinsurance contracts; therefore, the Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2010 and 2009, as the Company believes that all reinsurance balances will be recovered.

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

Beginning in April 2009, the Company elected the fair value option for certain newly acquired fixed maturity investments. When the Company first acquires financial instruments, U.S. GAAP permits the Company to choose to measure the financial instruments at fair value, with changes in fair value recognized in earnings. The Company has elected the fair value option for certain newly acquired fixed maturity investments as the Company believes this approach provides more meaningful and relevant information about the overall performance of its fixed maturity investments as all gains or losses, whether realized or unrealized, are included in net income versus split between net income and accumulated other comprehensive income. As a result of electing the fair value option, any change in unrealized gains or losses is recognized in the consolidated income statements and included in “net realized investment gains (losses)” and those securities are included in “fixed maturity investments trading, at fair value” on the consolidated balance sheets.

In March 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

d)	Investments — (continued)

bifurcation requirements, specifically one that is related only to the subordination of one financial instrument to another. As permitted under the transitional provisions of ASU 2010-11, effective July 1, 2010 the Company elected the fair value option for any investment in a beneficial interest in a securitized asset. As a result, the Company elected the fair value option for all of its mortgage-backed and asset-backed securities held as of June 30, 2010. On July 1, 2010, the Company reclassified net unrealized gains of $41,889 from “accumulated other comprehensive income” to “retained earnings”. As a result of the fair value election, any change in fair value of the mortgage-backed and asset-backed securities is recognized in “net realized investment gains (losses)” on the consolidated income statement. On July 1, 2010, these investments, which totaled $968,825, were classified as “fixed maturity investments trading, at fair value” on the consolidated balance sheets.

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

On January 1, 2008, the Company elected the fair value option under U.S. GAAP for its hedge fund investments, which are classified as “other invested assets trading, at fair value” on the consolidated balance sheets. At the time of election, the fair value and carrying value of the hedge fund investments were $241,435 and the net unrealized gain was $26,262. The Company elected the fair value option for its hedge fund investments as the Company believes that recognizing changes in the fair value of the hedge funds in the consolidated income statements each period better reflects the results of the Company’s investment in the hedge funds rather than recognizing changes in fair value in “accumulated other comprehensive income”.

Upon election of the fair value option under U.S. GAAP, the Company reclassified the net unrealized gain related to the hedge funds of $26,262 from “accumulated other comprehensive income” and recorded a cumulative effect adjustment in “retained earnings”. There was no net deferred tax liability associated with the net unrealized gain as the hedge fund investments are held by a Bermuda insurance subsidiary that pays no income tax. Any subsequent change in unrealized gain or loss of “other invested assets trading, at fair value” will be recognized in the consolidated income statements and included in “net realized investment gains or (losses)”. Prior to the election of the fair value option, any change in unrealized gain or loss was included in “accumulated other comprehensive income” on the consolidated balance sheets.

Any alternative investments, including hedge funds, acquired subsequent to January 1, 2008 have been accounted for as trading securities with any change in unrealized gains or losses recognized in the consolidated income statements and included in “net realized investment gains (losses)”.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

d)	Investments — (continued)

limited to, investment yields, credit risks and spreads, benchmarking of like securities, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of December 31, 2010. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker-dealer quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker-dealer quotes, the Company also obtains prices from its investment portfolio managers and other sources (e.g., another pricing vendor), and compares the prices obtained from the independent pricing sources to those obtained from the Company’s investment portfolio managers and other sources. The Company investigates any material differences between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of December 31, 2010 and 2009.

Investments are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments using the effective yield method and is net of related expenses. Interest income for debt securities where the Company has elected the fair value option is accrued and recognized based on the contractual terms of the debt securities and is included in “net investment income” in the consolidated income statements. Realized gains and losses on the disposition of investments, which are based upon the first-in first-out method of identification, are included in “net realized investment gains (losses)” in the consolidated income statements. For mortgage-backed and asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis. Revised prepayment assumptions are applied to securities on a retrospective basis to the date of acquisition. The cumulative adjustments to amortized cost required due to these changes in effective yields and maturities are recognized in net investment income in the same period as the revision of the assumptions.

e)	Other-Than-Temporary Impairments on Available for Sale Securities

The Company recognizes other-than-temporary impairments (“OTTI”) in the consolidated income statements if the Company intends to sell the debt security or if it is more likely than not that the Company will be required to sell a debt security before the recovery of its amortized cost basis. In addition, OTTI is recognized if the present value of the expected cash flows of a debt security is less than the amortized cost basis of the debt security (“credit loss”).

The Company has applied the following policy to determine if OTTI exists at each reporting period for its available for sale securities:

•	The Company’s debt securities are managed by external investment portfolio managers. The Company requires them to provide a list of debt securities they intend to sell at the end of the reporting period. Any impairment in these securities is recognized as OTTI as the difference between the amortized cost and fair value and is recognized in the consolidated income statements and included in “net impairment charges recognized in earnings”.

•	At each reporting period the Company determines if it is more likely than not that the Company will be required to sell a debt security before the recovery of its amortized cost basis. The Company analyzes its current and future contractual and non-contractual obligations and its expectation of future cash flows to determine if the Company will need to sell debt securities to fund its obligations. The Company considers factors such as trends in underwriting profitability, cash flows from operations, return on invested assets,

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

e)	Other-Than-Temporary Impairments on Available for Sale Securities — (continued)

property catastrophe losses, timing of payments and other specific contractual obligations that are coming due.

•	For debt securities that are in an unrealized loss position that the Company does not intend to sell, the Company assesses whether a credit loss exists. The amount of the credit loss is recognized in the consolidated income statements and is included in “net impairment charges recognized in earnings”. The assessment involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position, (ii) the time period for which there has been a significant decline in value and (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position.

In accordance with guidance issued by the FASB on OTTI in 2009, the Company was required to recognize a cumulative effect adjustment to retained earnings for all debt securities for which the Company had previously recognized OTTI and for which no credit loss existed. The cumulative effect adjustment was based on those fixed maturity securities that the Company held at April 1, 2009. The amount of the cumulative effect adjustment was determined by comparing the present value of the expected cash flows of each security with the amortized cost basis of the security as of April 1, 2009. The discount rate used to calculate the present value of the cash flows of securities that have fixed interest and principal payments was the rate in effect at the acquisition date. The discount rate used to calculate the present value of the cash flows of securities that have variable interest and principal payments was the rate in effect immediately prior to recognizing OTTI. The cumulative effect adjustment had the effect of re-establishing unrealized losses that were previously recognized in the consolidated income statement as OTTI. On April 1, 2009, Company recognized a cumulative effect adjustment of $136,848, net of applicable deferred income taxes of $1,677, as an increase to “retained earnings” and a reduction to “accumulated other comprehensive income” on the consolidated balance sheet.

Prior to the adoption of the OTTI guidance issued by the FASB in 2009, the Company reviewed the carrying value of its investments to determine if a decline in value was considered to be other-than-temporary. This review involved consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there had been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, the Company’s investment portfolio managers had the discretion to sell those investments at any time. The Company recognized OTTI for those securities in an unrealized loss position each quarter as the Company could not assert that it had the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involved significant management judgment that included the determination of their fair value and the assessment of whether any decline in value was other-than-temporary. If the decline in value was determined to be other-than-temporary, then the Company recorded a realized loss in the consolidated income statements in the period that it was determined, and the cost basis of that investment was reduced.

f)	Translation of Foreign Currencies

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

f)	Translation of Foreign Currencies — (continued)

currency, and that of its operating subsidiaries, is the U.S. dollar as it is the single largest currency in which the Company transacts its business and holds its invested assets.

g)	Cash and Cash Equivalents

Cash and cash equivalents include amounts held in banks, time deposits, commercial paper, discount notes and U.S. Treasury Bills with maturities of less than three months from the date of purchase.

h)	Income Taxes

Allied World Switzerland and certain of its subsidiaries operate in jurisdictions where they are subject to income taxation. Current and deferred income taxes are charged or credited to operations, or to accumulated other comprehensive income in certain cases, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes payable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns.

It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated income statements. The Company has not recorded any interest or penalties during the years ended December 31, 2010, 2009 and 2008 and the Company has not accrued any payment of interest and penalties as of December 31, 2010 and 2009.

i)	Employee Stock Option Compensation Plan

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

j)	Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain employees. These RSUs generally vest pro-rata over four years from the date of grant or vest in either the fourth or fifth year from the date of the original grant. The compensation expense for the RSUs is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable vesting period.

k)	Long-Term Incentive Plan Awards

The Company implemented the Third Amended and Restated Long-Term Incentive Plan (“LTIP”), which provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period, which is generally the ending of the third fiscal year from the date of grant or either the ending of the fourth or fifth fiscal year from the date of grant. The compensation expense for these awards is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

l)	Goodwill and Intangible Assets

The Company classifies its intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets, other than goodwill, generally consist of trademarks, renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States.

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

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit(s) based on the expected benefit to be received by the reporting units from the business combination. The Company determines the expected benefit based on several factors including the purpose of the business combination, the strategy of the Company subsequent to the business combination and structure of the acquired company subsequent to the business combination. A reporting unit is a component of the Company’s business that has discrete financial information which is reviewed by management. In determining the reporting unit, the Company analyzes the inputs, processes, outputs and overall operating performance of the reporting unit. The Company has determined that for purposes of the acquisition of Darwin Professional Underwriters, Inc. (“Darwin”) the U.S. insurance segment is the reporting unit that is expected to receive the benefit of the business combination and as such all of the goodwill has been allocated to this reporting unit. During 2010, the Company changed the reporting unit from Darwin to the U.S. insurance segment. Since the acquisition, the Darwin operations have been fully integrated into the U.S. Insurance operations. Management no longer prepares or reviews discrete financial information of Darwin specific activities and as such the Company re-evaluated the reporting units analyzed for the goodwill impairment process.

For goodwill, the Company performs a two-step impairment test on an annual basis or more frequently if circumstances warrant. The first step is to compare the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. In determining the fair value of the reporting units, the Company utilizes discounted cash flow models and market multiple models. The discounted cash flow models apply a discount to projected cash flows including a terminal value calculation. The market multiple models apply earnings and book value multiples of similar publicly-traded companies to the reporting unit’s projected earnings or book value. The Company selects the weighting of the models utilized to determine the fair value of the reporting unit based on judgment, considering such factors as the reliability of the cash flow projections and the entities included in the market multiples.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

m)	Derivative Instruments

U.S. GAAP requires the recognition of all derivative financial instruments at fair value as either assets or liabilities on the consolidated balance sheets. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

The Company uses currency forward contracts and foreign currency swaps to manage currency exposure. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts and foreign currency swaps to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts and foreign currency swaps are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange loss (gain)” in the consolidated income statements. Since the derivatives held are not designated as hedges and form a part of operations, all cash receipts or payments and any changes in the derivative asset or liability are recorded as cash flows from operations rather than as a financing activity.

The Company occasionally purchases to TBA MBS. A TBA MBS is a forward contract to acquire a mortgage-backed security where the underlying pools of mortgages are not known until the actual settlement date. The TBA MBS have defined risk profiles at the time of purchase as determined by the Company taking into consideration factors such as credit ratings, maturity, discounted cash flows, underlying collateral and geographic location. Based on the risk profile of the TBA MBS, pricing is determined utilizing several observable inputs to determine fair value, which include among others, treasury yields, new issuance and secondary trades, information provided by broker-dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. The Company accounts for the TBA MBS as a derivative contract as it is possible at the acquisition of the TBA MBS that the Company will settle on a net basis the TBA MBS by rolling it into another TBA MBS. The fair value of the TBA MBS was $320,983 as of December 31, 2010 and the Company recognized an unrealized loss of $559 during the year ended December 31, 2010 for the change in fair value of these securities.

The fair value of the currency forward contracts and foreign currency swaps as of December 31, 2010 and 2009 was a net payable of $632 and $1,650, respectively, and was included in “accounts payable and accrued liabilities” on the consolidated balance sheet.

n)	Earnings Per Share

Basic earnings per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net income available to common shareholders divided by the weighted average number of common and common share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities, including share warrants, employee stock options, employee share repurchase plan, RSUs and LTIP awards. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2.	SIGNIFICANT ACCOUNTING POLICIES — (continued)

o)	New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 updated section ASC 820-10 to require a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the disaggregated roll forward requirements related to Level 3 assets and liabilities for the year ended December 31, 2010. See Note 5 “Fair Value of Financial Instruments” for the Company’s disclosures about the fair value of financial instruments.

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 enhances disclosures about credit quality of financing receivables and the allowance of credit losses by requiring additional information regarding the Company’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The balance sheet related disclosures for ASU 2010-20 are effective for the year ended December 31, 2010 and the income statement related disclosures are effective for quarter ended March 31, 2011. The Company is currently assessing the income statement provisions of ASU 2010-20 and its potential impact on future disclosures.

In October 2010, the FASB issued ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 clarifies what costs associated with acquiring or renewing insurance contracts can be deferred and amortized over the coverage period. Under the revised guidance of ASU 2010-26, incremental direct costs that result directly from and are essential to the insurance contract and would not have been incurred had the insurance contract not been written are costs that may be capitalized, including costs relating to activities specifically performed by the Company such as underwriting, policy issuance and processing. ASU 2010-26 will be effective January 1, 2012 and early adoption is permitted. The Company is currently evaluating the provisions of ASU 2010-26 and its potential impact on future financial statements, but it does not anticipate that this will have a material impact on future financial statements once adopted.

3.	ACQUISITIONS

a)	Finial Insurance Company

In November 2007, Allied World Assurance Holdings (U.S.) Inc. entered into an agreement to purchase all of the outstanding stock of Finial Insurance Company (formerly known as Converium Insurance (North America) Inc.) from Finial Reinsurance Company, an affiliate of Berkshire Hathaway Inc. Finial Insurance Company was renamed Allied World Reinsurance Company, is currently licensed to write insurance and reinsurance in 49 states and the District of Columbia and is an accredited reinsurer in one state and has been used to launch the Company’s reinsurance operations in the United States. This transaction closed on February 29, 2008 for a purchase price, which is the sum of $12,000, the Finial Insurance Company’s policyholders’ surplus of $47,082, an adjustment for the difference between the fair values of investments acquired under U.S. GAAP and statutory reporting of $300 and direct expenses of $387. The total purchase price of $59,769 was paid in cash. As a part of the acquisition, the Company recorded $12,000 of intangible assets with indefinite lives for the value of the insurance and reinsurance licenses acquired. The remaining assets and liabilities acquired were principally comprised of bonds, at fair value, of $31,690, cash of $15,330, other assets of $1,176, deferred tax liabilities of $4,344 and a reserve for losses and loss expenses of $104,914, of which 100% were recorded as “reinsurance recoverable” as the entire reserve for losses and loss expenses is ceded to National Indemnity Company, an affiliate of Berkshire Hathaway Inc. The Company also recognized goodwill of $3,917 related to this acquisition, which is included in “goodwill” in the consolidated

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

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

Allied World Bermuda entered into a definitive agreement and plan of merger (the “Merger Agreement”) on June 27, 2008 with Allied World Merger Company, a newly formed Delaware corporation and an indirect, wholly-owned subsidiary of the Company (“Merger Sub”), and Darwin, a Delaware corporation. The Merger Agreement provided for the merger of Merger Sub with and into Darwin, with Darwin continuing as the surviving corporation and an indirect wholly-owned subsidiary of Allied World Bermuda. Darwin is a holding company whose subsidiaries are engaged in the executive and professional liability insurance business with an emphasis on coverage for the healthcare industry. The transaction was completed on October 20, 2008 and has been accounted for as a purchase. Under the purchase method of accounting for a business combination, the assets and liabilities of Darwin were recorded at their fair values on the acquisition date.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

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

The following unaudited pro forma information presents the combined results of the Company and Darwin for the twelve months ended December 31, 2008 with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

For the Years Ended
December 31,
2008

Revenue	$1,341,252
Net income	$215,309
Basic earnings per share	$4.40
Diluted earnings per share	$4.21

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS

a)	Available for Sale Securities

The amortized cost, gross unrealized gains, unrealized losses, OTTI recorded through other comprehensive income (“OTTI OCI”) and fair value of the Company’s available for sale investments by category as of December 31, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	OTTI OCI	Fair Value

December 31, 2010
U.S. Government and Government agencies	$85,030	$6,923	$—	$—	$91,953
Non-U.S. Government and Government agencies	138,386	9,539	(2,541)	—	145,384
States, municipalities and political subdivisions	107,289	10,901	(13)	—	118,177
Corporate debt:
Financial institutions	66,660	6,776	(38)	—	73,398
Industrials	310,664	20,548	(2)	—	331,210
Utilities	120,515	11,212		—	131,727

Total fixed maturity investments, available for sale	$828,544	$65,899	$(2,594)	$—	$891,849

December 31, 2009
U.S. Government and Government agencies	$689,858	$34,831	$(1,389)	$—	$723,300
Non-U.S. Government and Government agencies	271,528	13,752	(1,590)	—	283,690
States, municipalities and political subdivisions	210,315	17,429	(336)	—	227,408
Corporate debt:
Financial institutions	684,386	27,695	(1,751)	—	710,330
Industrials	879,905	46,489	(184)	—	926,210
Utilities	143,773	10,479	—	—	154,252
Residential mortgage-backed:
Non-agency residential	172,000	4,206	(11,517)	(1,856)	162,833
Agency residential	708,652	28,882	(1,095)	—	736,439
Commercial mortgage-backed	406,236	6,482	(7,915)	—	404,803
Asset-backed	94,191	3,762	(146)	—	97,807

Total fixed maturity investments, available for sale	$4,260,844	$194,007	$(25,923)	$(1,856)	$4,427,072

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

b)	Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category as of December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009

U.S. Government and Government agencies	$1,229,720	$655,266
Non-U.S. Government and Government agencies	120,793	227,310
States, municipalities and political subdivisions	127,436	15,810
Corporate debt:
Financial institutions	1,261,219	590,130
Industrials	627,524	191,729
Utilities	101,472	11,934
Residential mortgage-backed:
Non-agency residential	371,935	259,055
Agency residential	1,195,905	139,858
Commercial mortgage-backed	184,043	18,266
Asset-backed	549,050	434,964

Total fixed maturity investments, trading	5 ,769,097	2,544,322
Hedge funds	347,632	184,725
Equity securities	174,976	144

Total	$6,291,705	$2,729,191

c)	Contractual Maturity Dates

The contractual maturity dates of available for sale fixed maturity investments as of December 31, 2010 are as follows:

	Amortized Cost	Fair Value

Due within one year	$49,186	$48,996
Due after one year through five years	607,120	650,600
Due after five years through ten years	120,943	132,688
Due after ten years	51,295	59,565

	$828,544	$891,849

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

d)	Other Invested Assets

Included in other invested assets are Company’s equity securities and hedge fund investments. As of December 31, 2010, the Company held 18 hedge fund investments with a total fair value of $347,632, which comprised 4.4% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

	Fair Value as of		Long	Short
	December 31,	Unfunded	Exposure(1)	Exposure(2)	Gross	Net
Hedge Fund Type	2010	Commitments	(% of funded)	(% of funded)	Exposure(3)	Exposure(4)

Private equity funds	$29,004	$85,580	100%	0%	100%	100%
Distressed	69,041	37,218	68%	8%	76%	60%
Equity long/short	91,353	—	97%	51%	148%	46%
Multi-strategy	105,357	—	104%	52%	156%	52%
Event driven	52,877	—	99%	70%	169%	29%

Total	$347,632	$122,798

(1)	Long exposure represents the ratio of the fund’s equity to investments in securities (over 100% may denote explicit borrowing).

(2)	Short exposure represents the ratio of the fund’s equity to securities sold short.

(3)	Gross exposure is the addition of the long and short exposures.

(4)	Net exposure is the subtraction of the short exposure from the long exposure.

•	Private equity funds: These funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. The Company has invested in three private equity funds to purchase those primary limited partnership interests. The fair values of the investments in this class have been estimated using the net asset value per share of the investments. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund. The remaining restriction period for these funds ranges from seven to ten years.

•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five distressed funds, three of which (representing approximately 38% of the value of the funds in this class) are not currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from six months to seven years. Funds representing approximately 37% of the value of the funds in this class are currently eligible for quarterly redemption with a 65-day notification period, subject to redemption limitations. Funds representing approximately 25% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to January 2012.

•	Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

d)	Other Invested Assets — (continued)

Company has invested in four equity long/short funds, two of which (representing approximately 43% of the value of the funds in this class) are not currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from one to 15 months, at which time the funds will be eligible for quarterly redemption with a 60-day and 45-day notification period. The remaining two funds, representing approximately 57% of the value of the funds in this class, are currently eligible for quarterly redemption, one with a 30-day notification period or monthly redemption with a 30-day notification period and redemption fee and one with a 60-day notification period.

•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four multi-strategy funds. Funds representing approximately 26% of the value of the funds in this class currently are not eligible for redemption due to an imposed lock-up period with approximately two months remaining. Funds representing approximately 24% of the value of the funds in this class are currently eligible for quarterly redemption with a 60-day notification period. Funds representing approximately 25% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period. Funds representing approximately 25% of the value of the funds in this class are currently eligible for redemption of one-third of the net asset value. The remaining portion of the net asset value is not currently eligible for redemption due to a three year lock-up period.

•	Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs and capital structure arbitrage. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two event driven funds. Approximately 52% of the value of the funds is not currently eligible for redemption due to an imposed two year lock-up period. The remaining 48% of the value of the funds in this class is currently eligible for quarterly redemption, but is subject to redemption fees and limitations.

Three of the Company’s hedge funds, one multi-strategy fund, one event driven fund and one equity long/short fund, had long exposure greater than 100% of the funds’ net asset value (indicating explicit leverage) of 156%, 117% and 104%, respectively, as of December 31, 2010.

In addition to the 18 hedge funds outlined above, the Company has committed $35,000 for one new investment.

e)	Net Investment Income

	2010	2009	2008

Fixed maturities and other investments	$245,407	$306,578	$287,910
Other invested assets	9,800	1,506	14,540
Cash and cash equivalents	671	1,570	13,054
Expenses	(11,735)	(8,979)	(6,729)

Net investment income	$244,143	$300,675	$308,775

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

f)	Components of Realized Gains and Losses

Components of realized gains and losses for the years ended December 31, 2010, 2009 and 2008 are summarized in the following table:

	2010	2009	2008

Gross realized gains on sale of securities	$242,421	$185,322	$170,274
Gross realized losses on sale of securities	(26,621)	(90,856)	(152,506)
Treasury yield hedge	(3,958)	—	—
Mark-to-market changes: debt securities trading	42,731	12,430	—
Mark-to-market changes: TBA MBS	(559)	173	—
Mark-to-market changes: hedge funds and equity securities	29,738	19,283	(77,722)
Gain on sale of Program Administrator	1,860	—	—

Net realized investment gains (losses)	$285,612	$126,352	$(59,954)

Proceeds from sale of available for sale securities	$2,703,695	$8,402,666	$4,583,751
Proceeds from sale of trading securities	11,042,968	1,870,625	—

The Company recognized a realized loss of $3,958 related to a U.S. treasury yield hedge transaction that was purchased in May 2010 and terminated in June 2010.

In July 2010, the Company sold its program administrator and wholesale brokerage operations for $2,395 in cash and recognized a gain on the sale of $1,860.

Included in gross realized losses for the year ended December 31, 2009 is a realized loss of $21,923 from the sale of the investment in the global high-yield bond fund.

Included in gross realized losses for the year ended December 31, 2008 are realized losses from the sale of fixed income securities issued by Lehman Brothers Holding Ltd of $45,040, Morgan Stanley of $15,035 and Washington Mutual, Inc. of $1,722.

g)	Pledged Assets

As of December 31, 2010 and 2009, $280,175 and $323,681, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $1,377,266 and $701,843 as of December 31, 2010 and 2009, respectively, and are included in fixed maturity investments.

The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is up to $1,300,000 as of December 31, 2010 and 2009. See Note 8 “Debt and Financing Arrangements” for details on the facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

g)	Pledged Assets — (continued)

The following shows the Company’s trust accounts on deposit, as well as outstanding and remaining letter of credit facilities, and the collateral committed to support the letter of credit facilities as of December 31, 2010 and 2009:

	As of	As of
	December 31,	December 31,
	2010	2009

Total trust accounts on deposit	$1,657,441	$1,025,524
Total letter of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letter of credit facilities	1,700,000	1,700,000

Total letter of credit facilities outstanding:
Citibank Europe plc	689,851	794,609
Credit Facility	158,983	376,658

Total letter of credit facilities outstanding	848,834	1,171,267

Total letter of credit facilities remaining:
Citibank Europe plc	210,149	105,391
Credit Facility(1)	641,017	423,342

Total letter of credit facilities remaining	851,166	528,733

Collateral committed to support the letter of credit facilities	$1,121,345	$1,208,359

(1)	Net of any borrowing or repayments under the Unsecured Facility. See Note 8 for further details on the Unsecured Facility.

Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair value of the combined total cash and cash equivalents and investments held under trust were $2,778,786 and $2,233,883 as of December 31, 2010 and 2009, respectively. Of the total letter of credit facilities outstanding as of December 31, 2010 and 2009, $7,295 and $263,297 was used to meet security requirements for inter-company transactions and the remaining letter of credit facilities outstanding of $841,539 and $907,970 was used for third-party ceding companies, respectively. Trust accounts were substituted for inter-company letters of credit during 2010.

h)	Analysis of Unrealized Losses

The Company’s primary investment objective is the preservation of capital. Although the Company has been successful in meeting this objective, shifts in interest rates and credit spreads affecting valuation can temporarily place some investments in an unrealized loss position.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

h)	Analysis of Unrealized Losses — (continued)

The following table summarizes the market value of those available for sale investments in an unrealized loss position for periods less than and greater than 12 months as of December 31, 2010 and 2009:

	2010			2009
	Gross Fair	Unrealized		Gross Fair	Unrealized
	Value	Loss	OTTI OCI	Value	Loss	OTTI OCI

Less than 12 months
U.S. Government and Government agencies	$—	$—	$—	$112,349	$(1,367)	$—
Non-U.S. Government and Government agencies	34,204	(1,116)	—	40,450	(1,079)	—
States, municipalities and political subdivisions	472	(13)	—	7,637	(336)	—
Corporate debt
Financial institutions	2,796	(38)	—	45,697	(560)	—
Industrials	2,150	(2)	—	18,409	(184)	—
Utilities	—	—	—	—	—	—
Residential mortgage-backed
Non-agency residential	—	—	—	82,544	(8,797)	(1,527)
Agency residential	—	—	—	70,525	(1,057)	—
Commercial mortgage-backed	—	—	—	56,396	(511)	—
Asset-backed	—	—	—	8,516	(120)	—

	$39,622	$(1,169)	$—	$442,523	$(14,011)	$(1,527)

More than 12 months
U.S. Government and Government agencies	$—	$—	$—	$271	$(22)	$—
Non-U.S. Government and Government agencies	10,998	(1,425)	—	3,700	(511)	—
Corporate debt				—
Financial institutions	—	—	—	23,462	(1,191)	—
Industrials
Utilities
Residential mortgage-backed
Non-agency residential	—	—	—	27,265	(2,720)	(329)
Agency residential	—	—	—	214	(38)	—
Commercial mortgage-backed	—	—	—	149,074	(7,404)	—
Asset-backed	—	—	—	419	(26)	—
Global high-yield bond fund	—	—	—	—	—	—

	$10,998	$(1,425)	$—	$204,405	$(11,912)	$(329)

	$50,620	$(2,594)	$—	$646,928	$(25,923)	$(1,856)

As of December 31, 2010 and 2009, there were approximately nine and 159 securities, respectively, in an unrealized loss position. The gross unrealized loss of $2,594 as of December 31, 2010 was primarily related to bonds issued by the governments of the United Kingdom and Germany, respectively, for which the Company

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

h)	Analysis of Unrealized Losses — (continued)

believes the unrealized losses will be recovered. The decrease in the gross unrealized loss from December 31, 2009 to December 31, 2010 is primarily due to selling available for sale debt securities and reinvesting proceeds in trading debt securities thereby reducing unrealized gains/losses recognized in accumulated other comprehensive income.

i)	Other-Than-Temporary Impairment Charges

Following the Company’s review of the securities in the investment portfolio during the years ended December 31, 2010 and 2009, one mortgage-backed security and 16 securities (14 mortgage-backed securities and two corporate bonds), respectively, were considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $168 of OTTI during the year ended December 31, 2010 was recognized through earnings due to credit related losses. Of the $68,236 recognized as OTTI for the year ended December 31, 2009, $7,614, was recognized through earnings due to credit related losses, $41,963 was recognized through earnings for those securities in an unrealized loss position where the Company’s investment managers had the discretion to sell and $18,659 was recognized in “accumulated other comprehensive income” on the consolidated balance sheets.

Following the Company’s review of the securities in the investment portfolio, 483 securities were considered to be other-than-temporarily impaired for the year ended December 31, 2008. Consequently, the Company recorded OTTI of $212,897 within “net impairment charges recognized in earnings” in the consolidated income statements for the year ended December 31, 2008. Of the total OTTI charge recognized during the year ended December 31, 2008, $164,007 was due to the Company’s investment advisers having the discretion to sell certain investments; therefore, the Company could not assert it had the intent to hold certain investments in an unrealized loss until anticipated recovery. In addition, the Company recognized an OTTI charge of $48,890 for certain debt securities with unrealized losses that the Company planned to sell subsequent to the reporting period.

For the mortgage-backed security for which OTTI was recognized due to credit loss during the year ended December 31, 2010, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed security. The frequency of losses was measured as the credit default rate, which includes such factors such as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage backed security. For the security in which the Company recognized an OTTI due to credit loss, the credit default rate was 10.3% and the severity rate was 49.0%.

The following table shows the range of the credit default rates and severity rates for the mortgage-backed securities for which an OTTI was recognized through earnings during the year ended December 31, 2009 as well as the weighted average rates.

		Weighted Average
Significant Input	Range of Inputs	of Input

Credit default rate	0.6% — 11.0%	6.1%
Severity rate	30.1% — 100.0%	37.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.	INVESTMENTS — (continued)

i)	Other-Than-Temporary Impairment Charges — (continued)

The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements for the years ended December 31, 2010 and 2009:

	For the Year	For the Year
	Ended December 31,	Ended December 31,
	2010	2009

Beginning balance of credit losses	$1,096	$7,140
Additions for credit loss for which OTTI was not previously recognized	168	4,489
Reductions for securities sold during the period (realized)	—	(13,631)
Reductions for OTTI previously recognized due to intent to sell	—	—
Additions resulting from the increase in credit losses	—	3,125
Reductions resulting from the improvement in expected cash flows	—	(27)
Adoption of ASU 2010-11	(1,264)	—

Ending balance of credit losses	$—	$1,096

The following shows the net impairment charges recognized in earnings for the Company’s fixed maturity investments by category for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Asset backed	$—	$31,545	$8,913
Mortgage backed	168	18,027	95,823
U.S. government and government agencies	—	5	21,102
Non-U.S. government and government agencies	—	—	2,779
Corporate	—	—	83,467
States, municipalities and political subdivisions	—	—	813

Total other-than-temporary impairment charges	$168	$49,577	$212,897

j)	Securities Lending

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

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

•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology which are unobservable for the asset or liability.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS — (continued)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of December 31, 2010.

			Fair value measurement using:
			Quoted Prices
			in Active	Significant Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Total Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale securities:
U.S. Government and Government agencies	$91,953	$91,953	$65,234	$26,719	$—
Non-U.S. Government and
Government agencies	145,384	145,384	—	145,384	—
States, municipalities and political subdivisions	118,177	118,177	—	118,177	—
Corporate debt	536,335	536,335	—	536,335	—

Total available for sale fixed maturity investments	891,849	891,849

Trading securities:
U.S. Government and Government agencies	$1,229,720	$1,229,720	$1,088,967	$140,753	$—
Non-U.S. Government and Government agencies	120,793	120,793	—	120,793	—
States, municipalities and political subdivisions	127,436	127,436	—	127,436	—
Corporate debt	1,990,215	1,990,215	—	1,990,215	—
Mortgage-backed	1,751,883	1,751,883	—	1,579,324	172,559
Asset-backed	549,050	549,050	—	500,343	48,707

Total trading fixed maturity investments	5,769,097	5,769,097

Total fixed maturity investments	6,660,946	6,660,946

Equity securities, fair value	174,976	174,976	174,976	—	—
Hedge funds, fair value	347,632	347,632	—	—	347,632

Total investments	7,183,554	7,183,554	1,329,177	5,285,479	568,898

Senior notes	797,700	850,570	—	850,570	—

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2010.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

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

Mortgage-backed: Primarily comprised of residential and commercial mortgages originated by both U.S. government agencies (such as the Federal National Mortgage Association) and non-U.S. government agencies originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the mortgage-backed securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.

Asset-backed: Principally comprised of bonds backed by pools of automobile loan receivables, home equity loans, credit card receivables and collateralized loan obligations originated by a variety of financial institutions. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market or broker-dealer quotes. As the significant inputs used to price the asset-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the asset-backed securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.

Hedge funds: Comprised of hedge funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager which the Company believes is an unobservable input, and as such, the fair values of those hedge funds are included in the Level 3 fair value hierarchy.

Equity securities: The fair value of the equity securities are priced from market exchanges and therefore included in the Level 1 fair value hierarchy.

Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg. As of December 31, 2010, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in Note 8) were traded at 109.8% and 100.5% of their principal amount, providing an effective yield of 5.4% and 5.4%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS — (continued)

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the year ended December 31, 2010.

	Fair value measurement using significant unobservable inputs (Level 3):
		Mortgage-
	Hedge Funds	backed	Asset-backed

Year Ended December 31, 2010
Opening balance	$184,725	$253,979	$104,871
Total realized and unrealized gains included in net income	18,368	24,983	818
Total realized and unrealized losses included in net income	(965)	(9,247)	(233)
Change in unrealized gains included in OCI	—	5,781	70
Change in unrealized losses included in OCI	—	(3,026)	(6)
Purchases	155,504	138,995	64,275
Sales	(10,000)	(252,769)	(21,944)
Cumulative effect adjustment related to the adoption of ASU 2010-11	—	1,796	(19)
Transfers into Level 3	—	56,582	56,033
Transfers out of Level 3	—	(44,515)	(155,158)

Ending balance	$347,632	$172,559	$48,707

Year Ended December 31, 2009
Opening balance	$48,573	$—	$—
Total gains or losses included in earnings:
Realized (losses) gains	(3,007)	—	—
Change in fair value of hedge fund investments	22,366	—	—
Purchases or sales	116,793	—	—
Transfers in and/or (out) of Level 3	—	253,979	104,871

Ending balance	$184,725	$253,979	$104,871

The Company attempts to verify the significant inputs used by broker-dealers in determining the fair value of the securities priced by them. If the Company could not obtain sufficient information to determine if the broker-dealers were using significant observable inputs, such securities have been transferred to Level 3 fair value hierarchy. The Company believes the prices obtained from the broker-dealers are the best estimate of fair value of the securities being priced as the broker-dealers are typically involved in the initial pricing of the security, and the Company has compared the price per the broker-dealer to other pricing sources and noted no material differences.

Of the total realized and unrealized gains and losses included in net income and OCI for the year ended December 31, 2010, $15,372, $9,282 and $(145) related to hedge funds, mortgage-backed and asset-backed securities, respectively, are attributable to the change in unrealized gains and losses for securities still held as of December 31, 2010. The change in unrealized gains and losses are included in “net realized investment gains” on the consolidated income statement.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS — (continued)

During the year ended December 31, 2010, the Company transferred $44,515 of mortgage-backed securities and $155,158 of asset-backed securities from Level 3 to Level 2 in the fair value hierarchy. The Company transferred those securities as it no longer utilized broker-dealer quotes and instead used other pricing sources that have significant observable inputs. The Company recognizes transfers between levels at the end of the reporting period.

6.	RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	2010	2009

OSLR	$1,166,516	$1,152,035
IBNR	3,712,672	3,609,737

Reserve for losses and loss expenses	$4,879,188	$4,761,772

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2010, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoveries.

	2010	2009	2008

Gross liability at beginning of year	$4,761,772	$4,576,828	$3,919,772
Reinsurance recoverable at beginning of year	(919,991)	(888,314)	(682,765)

Net liability at beginning of year	3,841,781	3,688,514	3,237,007

Acquisition of net reserve for losses and loss expenses	—	—	298,927
Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	8,864	—	—
Current year	1,012,374	852,052	921,217
Prior years	(313,355)	(247,992)	(280,095)

Total incurred	707,883	604,060	641,122

Net paid losses related to:
Current year	98,646	42,320	79,037
Prior years	498,084	415,901	395,163

Total paid	596,730	458,221	474,200

Foreign exchange revaluation	(1,334)	7,428	(14,342)
Net liability at end of year	3,951,600	3,841,781	3,688,514
Reinsurance recoverable at end of year	927,588	919,991	888,314

Gross liability at end of year	$4,879,188	$4,761,772	$4,576,828

The commutation of variable-rated reinsurance contracts of $8,864 represents the reduction of ceded IBNR related to the commutation of swing-rated reinsurance contracts during the year ended December 31, 2010.

The “acquisition of net reserve for losses and loss expenses” of $298,927 represents the reserves acquired from Darwin during the year ended December 31, 2008.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES — (continued)

For the year ended December 31, 2010, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance segment in the 2004 through 2006 loss years related to the general casualty, healthcare and professional liability lines of business.

For the year ended December 31, 2009, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance segment in the 2004 and 2005 loss years related to the general casualty, healthcare and professional liability lines of business.

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

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements. The Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2010 its reinsurers are able to meet, and will meet, all of their obligations under the agreements. The amount of reinsurance recoverable is as follows:

	2010	2009

OSLR recoverable	$206,130	$266,540
IBNR recoverable	721,458	653,451

Reinsurance recoverable	$927,588	$919,991

The Company purchases both facultative and treaty reinsurance. For facultative reinsurance, the amount of reinsurance recoverable on paid losses as of December 31, 2010 and 2009 was $8,300 and $4,471, respectively. For treaty reinsurance, the right of offset between losses and premiums generally exists within the treaties. As a result, the net balance of reinsurance recoverable from or payable to the reinsurer has been included in “insurance balances receivable” or “reinsurance balances payable,” respectively, on the consolidated balance sheets. The amounts representing the reinsurance recoverable on paid losses included in these balances as of December 31, 2010 and 2009 were $40,794 and $26,695, respectively. In addition with the purchase of Darwin, the Company has excess of loss reinsurance structured on a variable-rate basis, which provides for the refund of a portion of premium if the ultimate loss ratio is lower than an initial provisional loss ratio set out in the reinsurance contract. For these variable-rate reinsurance treaties, the ceded premium incurred is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. During the year ending December 31, 2010, the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

7.	CEDED REINSURANCE — (continued)

Company commuted certain variable-rated excess of loss reinsurance contracts and recognized a reduction to ceded premium of $9,296. In addition, the Company recognized an increase to ceded premium for recurring business of $508 for a net reduction of $8,788. The adjustments were fully earned and resulted in a net increase in net premiums earned.

The Company monitors the overall credit quality of its reinsurers to ensure the recoverables will be collected. The following table shows a breakdown of our reinsurance recoverables by credit rating as of December 31, 2010:

			Reinsurance
			Recoverable
	Ceded	Ceded	on Paid

A.M. Best Rating	OSLR	IBNR	Losses
A++	$30,100	$53,452	$125
A+	41,070	94,340	5,192
A	124,446	560,344	38,239
A-	7,445	4,183	4,404
B++	141	6,142	412
NR	390	2,997	722
Foreign exchange	2,538	—	—

Total	$206,130	$721,458	$49,094

Direct, assumed and ceded premiums written, earned and losses and loss expenses incurred for the years ended December 31, 2010, 2009 and 2008 are as follows:

			Losses and
	Premiums	Premiums	Loss
	Written	Earned	Expenses

December 31, 2010
Direct	$1,234,204	$1,221,536	$623,585
Assumed	524,193	503,277	250,070
Ceded	(365,942)	(365,265)	(165,772)

	$1,392,455	$1,359,548	$707,883

December 31, 2009
Direct	$1,230,770	$1,241,488	$565,401
Assumed	465,575	456,596	235,237
Ceded	(375,220)	(381,192)	(196,578)

	$1,321,125	$1,316,892	$604,060

December 31, 2008
Direct	$1,015,444	$997,619	$578,284
Assumed	430,140	466,296	239,236
Ceded	(338,356)	(347,010)	(176,398)

	$1,107,228	$1,116,905	$641,122

Of the premiums ceded during the years ended December 31, 2010, 2009 and 2008 approximately 56%, 57% and 56% were ceded to four reinsurers, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

8.	DEBT AND FINANCING ARRANGEMENTS

In November 2010, Allied World Bermuda issued $300,000 aggregate principal amount of 5.50% Senior Notes due November 10, 2020 (“5.50% Senior Notes”), with interest on the notes payable on May 15 and November 15 of each year commencing on May 15, 2011. The 5.50% Senior Notes were offered by the underwriters at a price of 98.89% of their principal amount, providing an effective yield to investors of 5.56%. Included in “interest expense” in the consolidated income statements for the year ended December 31, 2010 is the interest expense of $2,062, the amortization of the discount in the amount of $17, and the amortization of offering costs amounting to $34 related to the 5.50% Senior Notes. Interest payable on the 5.50% Senior Notes at December 31, 2010 was $2,062 and is included in “accounts payable and accrued liabilities” on the consolidated balance sheets. The net proceeds from the offering of the 5.50% Senior Notes will be used for general corporate purposes, including the repurchase of the Company’s outstanding common shares or potential acquisitions. The 5.50% Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. Allied World Bermuda may redeem the 5.50% Senior Notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the 5.50% Senior Notes to be redeemed or a make-whole price, plus accrued and unpaid interest. The 5.50% Senior Notes includes covenants and events of default that are usual and customary, but do not contain any financial covenants.

In 2006, Allied World Bermuda issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“7.50% Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The 7.50% Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%. Included in “interest expense” in the consolidated income statements for the years ended December 31, 2010, 2009 and 2008, is the interest expense of $37,596, $37,596 and $37,596, the amortization of the discount in the amount of $132, $123 and $114, and the amortization of offering costs amounting to $400, $372 and $345, respectively, related to the 7.50% Senior Notes. Interest payable on the 7.50% Senior Notes at December 31, 2010 and 2009 was $15,625 and is included in “accounts payable and accrued liabilities” on the consolidated balance sheets. The 7.50% Senior Notes can be redeemed by Allied World Bermuda prior to maturity subject to payment of a “make-whole” premium. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 7.50% Senior Notes includes covenants and events of default that are usual and customary, but do not contain any financial covenants.

The 5.50% Senior Notes as well as the 7.50% Senior Notes have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Allied World Switzerland.

Allied World Bermuda has a collateralized amended letter of credit facility with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. This credit facility was amended in December 2008 to provide Allied World Bermuda with greater flexibility in the types of securities that are eligible to be posted as collateral and to increase the maximum aggregate amount available under this credit facility from $750,000 to $900,000 on an uncommitted basis.

In addition, Allied World Bermuda entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

8.	DEBT AND FINANCING ARRANGEMENTS — (continued)

a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Allied World Bermuda is in compliance with all covenants under the Facility as of December 31, 2010.

There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000.

In November 2008, Allied World Bermuda requested a $250,000 borrowing under its Unsecured Facility. The borrowing requested was to ensure the preservation of Allied World Bermuda’s financial flexibility in light of the uncertainty in the credit markets at that time. On November 21, 2008, Allied World Bermuda received $243,750 of loan proceeds from the borrowing, as $6,250 was not received from a lender in bankruptcy. On February 23, 2009, Allied World Bermuda repaid in full the $243,750 borrowing under its Unsecured Facility.

In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of the Company’s Lloyd’s Syndicate 2232. As of December 31, 2010, the amount of the letter of credit was £53,700 ($82,838).

9.	GOODWILL AND INTANGIBLE ASSETS

The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2010, 2009 and 2008:

		Intangible assets
		with indefinite	Intangible assets
	Goodwill	lives	with finite lives	Total

Net balance at December 31, 2008	$268,532	$23,920	$47,490	$339,942
Additions	—	—	—	—
Amortization	—	—	(4,185)	(4,185)
Impairments	(156)	—	(6,866)	(7,022)

Net balance at December 31, 2009	268,376	23,920	36,439	328,735
Additions	—	—	—	—
Amortization	—	—	(3,483)	(3,483)

Net balance at December 31, 2010	268,376	23,920	32,956	325,252

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(8,378)	(8,378)
Impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$32,956	$325,252

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

9.	GOODWILL AND INTANGIBLE ASSETS — (continued)

markets under the Allied World brand, which is a more internationally recognized brand. This resulted in a significant change in the extent and manner in which the trademark would be utilized. As such, a $6,866 impairment was incurred and included in “amortization and impairment of intangible assets” in the Company’s consolidated income statements for the year ended December 31, 2009 to write off the unamortized balance of the Darwin trademark. No additional impairment was incurred as the Company will continue to utilize and benefit from the existing renewal rights, covenants-not-to-compete and internally developed software. The amortization of the intangible assets with definite lives for the years ended December 31, 2011, 2012, 2013, 2014, 2015 and thereafter will be $2,978, $2,533, $2,533, $2,533, $2,533 and $19,846, respectively. The intangible assets will be amortized over a weighted average useful life of 12.7 years. The Company also recognized goodwill of $264,615 related to the acquisition.

10.	INCOME TAXES

Under Swiss law, a resident company is subject to income tax at the federal, cantonal and communal levels that is levied on net income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Allied World Switzerland is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, Allied World Switzerland is subject to Swiss income tax only at the federal level. Allied World Switzerland is resident of the Canton of Zug and, as such, is subject to an annual cantonal and communal capital tax on the taxable equity of Allied World Switzerland in Switzerland. Allied World Switzerland has a Swiss operating company resident in the Canton of Zug. The operating company is subject to federal, cantonal, and communal income tax and to annual cantonal and communal capital tax.

Under current Bermuda law, Allied World Bermuda and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Allied World Bermuda and Allied World Assurance Company, Ltd have received an assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that in the event of any such taxes being imposed, Holdings and Allied World Assurance Company, Ltd will be exempted until March 28, 2016.

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland, Hong Kong and Singapore. The following tax years by jurisdiction are open to examination:

Fiscal Years

U.S. Internal Revenue Service (“IRS”) for the U.S. subsidiaries	2007 — 2010
Inland Revenue for the U.K. branches	2009 — 2010
Irish Revenue Commissioners for the Irish subsidiaries	2006 — 2010
Swiss Federal Tax Administration for the Swiss branch	2008 — 2010
Inland Revenue Department for the Hong Kong branch	2009 — 2010
Inland Revenue Authority for the Singapore branch	2010

To the best of the Company’s knowledge, there are no examinations pending by any tax authority except for the IRS. The Company received notification from the IRS dated April 17, 2009 that its federal excise tax return for the quarter ended December 31, 2008 has been selected for examination. This examination has been completed and the Company received a refund. In addition, the IRS is currently completing an examination of Darwin’s 2006 tax returns. The examination covers the tax return filed for the period subsequent to Darwin’s initial public offering on May 16, 2006 to December 31, 2006.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

10.	INCOME TAXES — (continued)

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2010.

Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Current income tax expense	$14,560	$38,763	$10,220
Deferred income tax expense (benefit)	12,385	(2,119)	(17,853)

Income tax expense (benefit)	$26,945	$36,644	$(7,633)

Our income is sourced from our Bermuda, U.S. and European operations. The income before income taxes for these operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Bermuda	$609,880	$537,333	$191,060
U.S.	76,084	95,631	(22,162)
Europe	5,986	10,567	7,104

Income before income taxes	$691,950	$643,531	$176,002

As of December 31, 2010, the current tax receivable was $15,614 and has been included in “other assets” on the consolidated balance sheets. As of December 31, 2009, the current tax receivable was $3,219 and has been included in “other assets” on the consolidated balance sheets.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

10.	INCOME TAXES — (continued)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Reserve for losses and loss expenses	$19,213	$16,658
Equity compensation	13,230	14,414
Unearned premium	10,654	9,893
Deferred acquisition costs	6,228	6,403
Other-than-temporary impairments	514	586
Mark-to-market on securities acquired	1,251	6,303

Total deferred tax assets	51,090	54,257

Deferred tax liabilities:
Intangible assets	(17,448)	(18,804)
Unrealized appreciation and timing difference on investments	(6,168)	(16,378)
Depreciation	(2,496)	(1,840)
Realized gains	(1,803)	6,917
Market discount on bonds	(1,301)	(410)
Other deferred tax liabilities	(2,134)	(1,847)

Total deferred tax liabilities	(31,350)	(32,362)

Net deferred tax assets	$19,740	$21,895

Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized.

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The actual income tax rate for the year ended December 31, 2010 differed from the amount computed by applying the effective tax rate of 7.8% under Swiss law to income before income taxes. For the years ended December 31, 2009 and 2008, the actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes.

	2010	2009	2008

Income before taxes	$691,950	$643,531	$176,002
Expected tax rate	7.8%	0.0%	0.0%
Income not subject to income tax	(7.8)%	0.0%	0.0%
Foreign taxes at local expected tax rates	3.7%	5.6%	(3.2)%
Loss on sale of subsidiary	(0.3)%	0.0%	0.0%
Disallowed expenses and capital allowances	0.1%	0.1%	0.3%
Prior year refunds and adjustments	0.6%	(0.1)%	(1.1)%
Other	(0.2)%	0.1%	(0.4)%

Effective tax rate	3.9%	5.7%	(4.4)%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

10.	INCOME TAXES — (continued)

During the year ended December 31, 2010, Allied World Switzerland did not have any income tax expense, therefore its effective tax rate was 0.0%

11.	SHAREHOLDERS’ EQUITY

a)	Authorized Shares

The articles of association authorize the Board of Directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 119,404 or 7,690,260 voting shares, and create conditional capital of 7,200,000 voting shares. The issued share capital consists of the following:

	2010	2009

Common shares issued and fully paid, par value 2010: CHF 15.00 per share and 2009: $0.03 per share	40,003,642	49,734,487

Share capital at end of year	600,055	$1,492

Year Ended
December 31,
2010

Shares issued, balance at beginning of period	49,734,487
Shares issued, net of shares issued out of treasury	1,148,261
Shares cancelled	(10,879,106)

Total shares issued at end of period	40,003,642

Treasury shares issued, balance at beginning of period	—
Shares repurchased	12,811,072
Shares converted	6,666
Shares cancelled	(10,879,106)
Shares issued out of treasury	(24,216)

Total treasury shares at end of period	1,914,416

Total shares outstanding	38,089,226

As of December 31, 2010, there were outstanding 37,886,886 voting common shares and 202,340 non-voting participation shares.

b)	Redomestication

As of December 31, 2010 in conjunction with the Redomestication, we had total share capital of CHF of 597,020 comprised of 39,801,302 voting shares, with a par value of CHF 15.00 ($15.00) per share. In addition as of December 31, 2010, we had participation capital of CHF 3,035 comprised of 202,340 non-voting participation certificates, with a par value of CHF 15.00 ($15.00) per certificate. To affect the Redomestication on December 1, 2010, Allied World Switzerland and Allied World Bermuda entered into a contribution-in-kind agreement. Under the terms of the contribution-in-kind agreement all issued and outstanding voting and non-voting shares of Allied World Bermuda were cancelled and issued to Allied World Switzerland as a contribution-in-kind in exchange for which the holders of such voting and non-voting shares immediately prior to the completion of the Redomestication received the same number of voting and non-voting shares of Allied World Switzerland. As a result of the contribution-in-kind and the resulting par value changing from $0.03 to CHF 15.00, the share capital balance was

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

11.	SHAREHOLDERS’ EQUITY — (continued)

b)	Redomestication — (continued)

increased to CHF 600,055 with an equal reduction in additional paid-in capital. At the time of contribution-in-kind the exchange rate between the U.S. Dollar and Swiss Franc was one-for-one.

As required under Swiss law, the Company can not hold more than 10% of its registered capital in treasury shares, unless it receives shareholder approval to do so. As a result, immediately prior to the Redomestication, the Company cancelled 10,879,106 shares held in treasury with a related reduction to additional paid in capital of $561,851.

c)	Share Warrants

In conjunction with the private placement offering at the formation of the Allied World Bermuda, Allied World Bermuda granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants are exercisable in certain limited conditions, including a public offering of common shares, and expire November 21, 2011. Any cash dividends paid to shareholders do not impact the exercise price of $34.20 per share for these founder warrants. There are various restrictions on the ability of warrant holders to dispose of their shares. In August 2010, Allied World Bermuda repurchased a warrant owned by The Chubb Corporation (“Chubb”) in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrant for an aggregate purchase price of $32,819. After this repurchase, Chubb has no warrants remaining and no other disclosed equity interest in Allied World Bermuda. In addition in November 2010, Allied World Bermuda repurchased a warrant owned by GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc (“Goldman Sachs”) and founding shareholders in a privately negotiated transaction. The warrant entitled Goldman Sachs to purchase 1,500,000 of the Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrant for an aggregate purchase price of $37,197. The repurchase of the warrants was recognized as a reduction in “additional paid-in capital” in the consolidated balance sheets. The repurchase was executed separately from the share repurchase program discussed in Note 11(e) below.

d)	Dividends

The Company paid quarterly dividends of $0.20 per common share on each of April 1, 2010, June 10, 2010, September 9, and November 26 2010, payable to shareholders of record on March 16, 2010, May 25, 2010, August 24, and November 15, 2010, respectively. Additionally, the Company paid a special dividend of $0.25 per common share related to the Redomestication on November 26, 2010 to shareholders of record on November 15, 2010. Under Swiss law, the Company can only pay a dividend with prior shareholder approval. The next distribution is expected to be made two months after the next annual shareholders’ meeting which is expected to take place in early May 2011. This special dividend provided a dividend to shareholders for the interim period. Under Swiss law, distributions to shareholders may be paid out only if the Company has sufficient distributable profits from previous fiscal years, or if the Company has freely distributable reserves, each as presented on the audited annual stand-alone statutory balance sheet. Distributions to shareholders out of the share and participation capital may be made by way of a capital reduction in the form of a reduction to par value to achieve a similar result as the payment of a dividend.

The Company paid quarterly dividends of $0.18 per common share on each of April 2, 2009, June 11, 2009 and September 10, 2009, payable to shareholders of record on March 17, 2009, May 26, 2009 and August 25, 2009, respectively. The Company paid a quarterly dividend of $0.20 per common share on December 10, 2009, payable to shareholders of record on November 24, 2009.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

11.	SHAREHOLDERS’ EQUITY — (continued)

e)	Share Repurchases

In May 2010, the Company established a share repurchase program in order to repurchase its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. As part of the share repurchase program, the Company entered into a rule 10b5-1 repurchase plan that enables the Company to complete share repurchases during trading blackout periods. During the year ended December 31, 2010, the Company repurchased through open market purchases 4,651,279 shares at a total cost of $239,127 for an average price of $51.41 per share. These repurchased shares have been classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally for issuance of shares related to the Company’s employee benefit plans.

In August 2010, the Company repurchased 5,000,000 of its common shares for $250,000, or $50.00 per share, in a privately negotiated transaction from Goldman Sachs. The shares repurchased were classified as “Treasury shares, at cost” on the consolidated balance sheets. In November 2010, the Company repurchased the remaining 3,159,793 common shares from Goldman Sachs for $185,448, or $58.69 per share. The repurchase price per common share is based on and reflects 0.5% discount from the volume-weighted average trading price of the Company’s common shares on November 5, 2010. These repurchases were executed separately from the Company’s share repurchase program discussed above. After these repurchases including the warrant repurchased, Goldman Sachs has no other disclosed equity interest in the Company.

12.	EMPLOYEE BENEFIT PLANS

a)	Employee Option Plan

In 2001, the Company implemented the Allied World Assurance Holdings, Ltd 2001 Employee Warrant Plan, which was subsequently amended, restated and renamed the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan (the “ESOP”). Under the ESOP, up to 4,000,000 common shares may be issued.

As part of the Redomestication, Allied World Switzerland adopted and assumed the ESOP from Allied World Bermuda which was subsequently amended, restated and renamed the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). Allied World Switzerland has filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register common shares issued or reserved for issuance under the Plan. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued are recommended by the Compensation Committee to the Board of Directors for approval but shall not be less than

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

a)	Employee Option Plan — (continued)

100% of the fair market value of the common shares of Allied World Switzerland on the date the option award is granted.

		Year Ended December 31, 2010
		Weighted
		Average	Weighted Average	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	1,314,907	$33.54
Granted	311,610	46.05
Exercised	(304,315)	(31.54)
Forfeited	(44,401)	(43.00)
Expired	(5,062)	(45.72)

Outstanding at end of year	1,272,739	38.77	6.8 years	$26,308

Exercisable at end of year	617,121	$34.39	5.2 years	$15,456

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $5,888, $4,283 and $2,403, respectively.

Assumptions used in the option-pricing model for the options granted during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Options Granted	Options Granted	Options Granted
	During the Year Ended	During the Year Ended	During the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Expected term of option	5.47 years	4.75 years	6.25 years
Weighted average risk-free interest rate	2.65%	2.03%	2.58%
Weighted average expected volatility	42.35%	42.96%	24.22%
Dividend yield	1.25%	1.71%	1.66%
Weighted average fair value on grant date	$17.34	$12.80	$9.63

In 2009, the Company determined that there was sufficient Company specific information available to determine the expected term of the option and the expected volatility. As a result, the expected term of the option is based on the historical terms of options granted since the inception of the Company and the expected volatility is based on the volatility of the fair market value of Allied World Switzerland’s common shares. During the year ended December 31, 2008, the Company used the simplified method to determine the expected life, and the Company used the average of five volatility statistics from comparable companies, as well as the Company’s volatility, in order to derive the expected volatility. The Company has assumed a weighted average annual forfeiture rate of 6.37% in determining the compensation expense over the service period.

Compensation expense of $2,953, $2,556 and $2,405 relating to the options have been included in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $41,505 and $28,699, respectively, in connection

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

a)	Employee Option Plan — (continued)

with all options granted. During the year ended December 31, 2010, the Company received cash upon the exercise of stock options of $9,598.

As of December 31, 2010, there was remaining $6,919 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 1.7 years.

b)	Stock Incentive Plan

In 2004, the Company implemented the Allied World Assurance Holdings, Ltd 2004 Stock Incentive Plan. As part of the Redomestication, Allied World Switzerland adopted and assumed this plan from Allied World Bermuda, which was subsequently amended, restated and renamed the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, RSUs, dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date, only RSUs have been granted. These RSUs generally vest pro-rata over four years from the date of grant or vest in the fourth or fifth year from the date of grant.

	Year Ended December 31, 2010
		Weighted
		Average Grant
	RSUs	Date Fair Value

Outstanding RSUs at beginning of year	915,432	$36.51
RSUs granted	41,197	46.05
Performance-based RSUs granted	279,900	46.05
RSUs fully vested	(364,335)	(36.87)
RSUs forfeited	(21,116)	(39.35)

Outstanding RSUs at end of year	851,078	$39.88

During 2010, the Company granted performance-based RSUs in lieu of utilizing the LTIP. The performance-based RSUs are structured in exactly the same form as shares issued under the LTIP in terms of vesting restrictions and achievement of established performance criteria and are accounted for consistent with the accounting policy described in Note 2(k). For the performance-based RSUs granted in 2010, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2010 are expensed at 100% of the fair market value of Holding’s common share on the date of grant. The expense is recognized over the performance period.

Compensation expense of $13,473, $9,003 and $7,988 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2010, 2009 and 2008, respectively. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the time of grant. The Company has assumed a weighted average annual forfeiture rate, excluding performance-based RSUs, of 4.98% in determining the compensation expense over the service period. The Company believes it is unlikely that performance-based RSUs will be forfeited as these awards are issued to senior management. Thus, no forfeiture rate is applied to the performance-based RSUs. The RSUs vested in 2010, 2009 and 2008 had intrinsic values of $17,302, $6,212 and $6,663 at the time of vesting, based on average market values per share of $47.49, $39.79 and $46.05, respectively.

As of December 31, 2010 and 2009, the Company has recorded $37,991 and $28,827, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

b)	Stock Incentive Plan — (continued)

As of December 31, 2010, there was remaining $18,506 of total unrecognized compensation expense related to unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 1.6 years. Based on a December 31, 2010 market value of $59.44 per share, the outstanding RSUs had an intrinsic value of $50,588 as of December 31, 2010.

c)	Long-Term Incentive Plan

In May 2006, the Company implemented the LTIP, which it amended and restated in November 2007. The LTIP provides for performance based equity awards to key employees in order to promote the long-term growth and profitability of the Company. As part of the Redomestication, Allied World Switzerland adopted and assumed the LTIP from Allied World Bermuda. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2009 will vest after the fiscal year ending December 31, 2011, subject to the achievement of the performance conditions and terms of the LTIP. The awards granted in 2008 will vest after the fiscal year ending December 31, 2010 or in the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP.

	Year Ended December 31, 2010
		Weighted
		Average Grant
		Date
	LTIP	Fair Value

Outstanding LTIP awards at beginning of year	1,148,411	$42.28
Additional LTIP awards granted due to the achievement of 2007 — 2009 performance criteria	187,500	43.40
LTIP awards subject to accelerated vesting	(18,750)	43.27
LTIP awards vested	(543,750)	43.40

Outstanding LTIP awards at end of year	773,411	$41.74

Compensation expense of $17,817, $25,580 and $17,820 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2010, 2009 and 2008, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $77,728 and $59,777 have been included in “additional paid-in capital” on the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

In calculating the compensation expense and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated for the LTIP awards granted in 2009 and 2008 that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the performance goals, the LTIP awards granted in 2009 and 2008 are expensed at 150% of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

As of December 31, 2010, there was remaining $6,657 of total unrecognized compensation expense related to unvested LTIP awards. This expense is expected to be recognized over a period of 1.2 years. Based on a December 31, 2010 market value of $59.44 per share, the outstanding LTIP awards had an intrinsic value of $68,957 as of December 31, 2010.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

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

At December 31, 2010 and 2009, the Company had recorded liabilities of $5,155 and $16,516, respectively, for the LTIP in “accounts payable and accrued expenses” on the consolidated balance sheets. The Company recognized $932 and $5,851 in expenses related to the Darwin LTIP during the years ended December 31, 2010 and 2009, respectively, which have been included in “general and administrative expenses” in the Company’s consolidated income statements. The Darwin LTIP is in run-off and any awards after 2008 to former participants in the Darwin LTIP are being granted under the Company’s LTIP.

d)	Cash-Equivalent Stock Awards

Since 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and LTIP awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. For the years ended December 31, 2010 and 2009, the expense recognized for the cash-equivalent stock awards was $15,132 and $3,260, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

12.	EMPLOYEE BENEFIT PLANS — (continued)

d)	Cash-Equivalent Stock Awards — (continued)

The following table shows the stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards for the years ended December 31, 2010, 2009 and 2008.

	For the Years Ended December 31,
	2010	2009	2008

Stock Options	$2,953	$2,556	$2,405
RSUs	13,473	9,003	7,988
LTIP	17,817	25,580	17,820
Cash-equivalent stock awards	15,132	3,260	—

Total	$49,375	$40,399	$28,213

e)	Pension Plans

The Company provides defined contribution retirement plans for its employees and officers. Pursuant to the employees’ plan, each participant can contribute 5% or more of their salary and the Company will contribute an amount equal to 5% of each participant’s salary. Officers are also eligible to participate in one of various supplementary retirement plans, in which each participant may contribute up to 25% of their annual base salary. The Company will contribute to the officer plans an amount equal to 10% of each officer’s annual base salary. Prior to April 1, 2008, base salary was capped at $200 per year for pension purposes. Effective as of April 1, 2008, the Company contributes under the Supplemental Executive Retirement Plan (“SERP”) up to 10% of a participant’s annual base salary in excess of the then-effective maximum amount of annual compensation that could be taken into account under a qualified plan under the Internal Revenue Code, as established by the Internal Revenue Service from time to time, with an annual base salary cap of $600. The amount that an individual employee or officer can contribute may also be subject to any regulatory requirements relating to the country of which the individual is a citizen. The amounts funded and expensed during the years ended December 31, 2010, 2009 and 2008 were $8,011, $4,886 and $3,364, respectively.

f)	Employee Share Purchase Plan

In 2008, the Company established the Allied World Assurance Company Holdings, Ltd 2008 Employee Share Purchase Plan (“ESPP”). Under this plan, eligible employees of the Company may purchase common shares of the Company at a 15% discount from the fair market value of one common share on the last trading day of each offering period. Employees purchase a variable number of common shares through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 1,000,000 common shares to eligible employees under the ESPP. As part of the Redomestication, Allied World Switzerland adopted and assumed the ESPP from Allied World Bermuda. The amount expensed during the years ended December 31, 2010, 2009 and 2008 were $160, $162 and $62, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

13.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	2010	2009	2008

Basic earnings (loss) per share
Net income (loss)	$665,005	$606,887	$183,635
Weighted average common shares outstanding	46,491,279	49,503,438	48,936,912

Basic earnings (loss) per share	14.30	$12.26	$3.75

	2010	2009	2008

Diluted earnings (loss) per share
Net income (loss)	$665,005	$606,887	$183,635
Weighted average common shares outstanding	46,491,279	49,503,438	48,936,912
Share equivalents:
Warrants and options	1,668,262	1,241,644	1,046,185
Restricted stock units	669,006	413,714	419,936
LTIP awards	1,084,389	833,878	744,182
Employee share repurchase plan	381	—	—

Weighted average common shares and common share equivalents outstanding — diluted	49,913,317	51,992,674	51,147,215

Diluted earnings (loss) per share	$13.32	$11.67	$3.59

For the years ended December 31, 2010, 2009 and 2008, a weighted average of 452,354, 709,793 and 452,300 employee stock options, respectively, were considered anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the years ended December 31, 2010 and 2008, there were no RSUs considered anti-dilutive, and for the year ended December 31, 2009 a weighted average of 133,072 of RSU’s were considered anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

14.	RELATED PARTY TRANSACTIONS

Since June 11, 2002, the Company has entered into various reinsurance agreements with various subsidiaries of Chubb, a shareholder of the Company up until August 2010, when they disposed of their warrants and have no other disclosed equity interest in the Company.

15.	COMMITMENTS AND CONTINGENCIES

a)	Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts and foreign currency swaps. However, because the counterparties to these agreements are high-quality international banks, the Company does not anticipate any non-performance. The difference between the contract amounts and the related market values is the Company’s maximum credit exposure.

As of December 31, 2010 and 2009, substantially all of the Company’s cash and investments were held with one custodian.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

15.	COMMITMENTS AND CONTINGENCIES — (continued)

a)	Concentrations of Credit Risk — (continued)

Of the $927,588 of reinsurance recoverables as of December 31, 2010, 48% was recoverable from four reinsurers, of which two reinsurers are rated A by A.M. Best Company and two reinsurers are rated A+ by Standard & Poors. As of December 31, 2009, 49% of reinsurance recoverable, excluding IBNR ceded, was recoverable from four reinsurers, of which one reinsurer is rated A+ by A.M. Best Company, two reinsurers are rated A and the other reinsurer is rated A-. The Company believes that these reinsurers are able to meet, and will meet, all of their obligations under their reinsurance agreements.

Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any allowance for doubtful accounts against the receivable balance. Of the $529,927 in insurance balances receivable as of December 31, 2010, $2,658 was past due over 90 days, which represented 0.5% of the total balance.

b)	Operating Leases

The Company leases office space under operating leases expiring in various years through 2021. The Company also leases an aircraft through 2011. The following are future minimum rental payments as of December 31, 2010:

2011	$13,341
2012	12,235
2013	11,956
2014	11,165
2015	9,710
2016 through 2021	47,627

$106,034

Total rental expenses for the years ended December 31, 2010, 2009 and 2008 were $13,750, $12,211 and $10,992, respectively. During the year ended December 31, 2010, the Company terminated one of its office leases and recognized a termination fee of $1,128.

c)	Producers

For the year ended December 31, 2010, two producers individually accounted for 10% or more of total gross premiums written. These two producers accounted for 24% and 20% of gross premiums written, respectively. For the year ended December 31, 2009, two producers individually accounted for 10% or more of total gross premiums written. These two producers accounted for 26% and 21% of gross premiums written, respectively. For the year ended December 31, 2008, three producers individually accounted for 10% or more of total gross premiums written. These three producers accounted for 28%, 26% and 10% of gross premiums written, respectively. Each of these producers intermediate on business written in all three segments, namely U.S. insurance, international insurance and reinsurance.

d)	Legal Proceedings

On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia (Atlanta Division) by a group of several corporations and certain of their related entities in an action entitled New Cingular Wireless Headquarters, LLC et al, as plaintiffs, against certain defendants, including Marsh & McLennan

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

15.	COMMITMENTS AND CONTINGENCIES — (continued)

d)	Legal Proceedings — (continued)

Companies, Inc., Marsh Inc. and Aon Corporation, in their capacities as insurance brokers, and 78 insurers, including Allied World Bermuda’s insurance subsidiary in Bermuda, Allied World Assurance Company, Ltd.

The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. The Court stayed proceedings in the litigation pending a decision by the Third Circuit Court of Appeals on an appeal of the court’s decisions granting motions to dismiss in a related putative class action. Because of the stay, neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint and written discovery that had begun has not been completed. On August 16, 2010, the Third Circuit issued its ruling in the related action, affirming the dismissal in large part, vacating it in part and remanding that case for further proceedings. On October 5, 2010, the court decided to extend the current stay until after it decides the renewed motions to dismiss the class action complaint that have been filed. At this point it is not possible to predict the outcome of the litigation; the Company does not, however, currently believe that the outcome will have a material adverse effect on the Company’s operations or financial position.

The Company may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on the Company’s results of operations.

16.	STATUTORY CAPITAL AND SURPLUS

Allied World Switzerland’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Allied World Switzerland and its subsidiaries operate.

The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations (the “Insurance Act”) and is obliged to comply with various provisions of the Insurance Act regarding solvency and liquidity. Under the Insurance Act, this subsidiary is required to maintain minimum statutory capital and surplus equal to the greatest of $100,000, 50% of net premiums written (being gross written premium less ceded premiums, with a maximum of 25% of gross premiums considered as ceded premiums for the purpose of this calculation), and 15% of the reserve for losses and loss expenses. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2010 and 2009, this subsidiary had statutory capital and surplus of approximately $2,944,351 and $3,061,711, respectively. As of December 31, 2010 and 2009, the minimum solvency margin required was $551,203 and $529,367, respectively. The Insurance Act limits the maximum amount of annual dividends or distributions paid by this subsidiary to Allied World Bermuda without notification to the Bermuda Monetary Authority (“BMA”) of such payment (and in certain

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

16.	STATUTORY CAPITAL AND SURPLUS — (continued)

cases prior approval of the BMA). As of December 31, 2010 and 2009, the maximum amount of dividends that could be paid without such notification was $736,088 and $765,428, respectively. For the years ended December 31, 2010, 2009 and 2008, the statutory net income was $666,372, $570,306 and $247,361, respectively.

The Company’s U.S. insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting differs from U.S. GAAP accounting in the treatment of various items, including reporting of investments, acquisition costs and deferred income taxes. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2010 and 2009, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

The amount of dividends that can be distributed by the U.S. subsidiaries without prior approval by the applicable insurance commissioners is $74,726 and $41,755 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, these subsidiaries had a combined statutory capital and surplus of approximately $1,004,616 and $928,890, respectively. For the years ended December 31, 2010, 2009 and 2008, the combined statutory net income was $63,304, $79,622 and $3,186, respectively.

The Company’s Irish insurance subsidiary, Allied World Assurance Company (Europe) Limited, is regulated by the Central Bank of Ireland pursuant to the Insurance Acts 1909 to 2000, the Central Bank Acts 1942 to 2010, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2007 (the “Irish Insurance Acts and Regulations”). This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2009 and the Irish Insurance Acts and Regulations. This subsidiary is obliged to maintain a minimum level of capital, and a “Minimum Guarantee Fund”. The Minimum Guarantee Fund includes share capital and capital contributions. As of December 31, 2010 and 2009, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2010 and 2009, this subsidiary had statutory capital and surplus of approximately $59,300 and $54,785, respectively. As of December 31, 2010 and 2009 the minimum capital and surplus required to be held was $13,235 and $13,432, respectively. The statutory net income (loss) was $4,514, $1,681 and ($4,522) for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s Irish reinsurance subsidiary, Allied World Assurance Company (Reinsurance) Limited, is regulated by the Central Bank of Ireland pursuant to the Central Bank Acts 1942 to 2010 and the provision of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and maintains branches in London, England and Zug, Switzerland. This subsidiary is obliged to maintain a minimum level of capital, the “Required Minimum Margin”. As of December 31, 2010 and 2009, this subsidiary met those requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2010 and 2009, this subsidiary had statutory capital and surplus of approximately $328,948 and $324,402, respectively. The minimum capital and surplus requirement as of December 31, 2010 and 2009 was approximately $10,627 and $11,435, respectively. The statutory net income was $4,545, $12,227 and $16,530 for the years ended December 31, 2010, 2009 and 2008, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

17.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. During the first quarter of 2009, the Chief Executive Officer (the chief operating decision maker) realigned the Company’s management reporting structure due to organizational changes and the growth of the Company’s direct specialty insurance operations in the United States, including the Company’s acquisition of Darwin, and an increasing emphasis on markets and customers served. As a result, management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. There were no changes to how management monitors its reinsurance underwriting operations. Accordingly, the reinsurance segment continues to be reported on its historical basis without any modifications. The Company is currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All product lines fall within these classifications.

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

Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio” and the “combined ratio.” The loss and loss expense ratio is derived by dividing net losses and loss expenses by net premiums earned. The acquisition cost ratio is derived by dividing acquisition costs by net premiums earned. The general and administrative expense ratio is derived by dividing general and administrative expenses by net premiums earned.

The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

17.	SEGMENT INFORMATION — (continued)

The following table provides a summary of the segment results for the years ended December 31, 2010, 2009 and 2008. All segment information for the year ended December 31, 2008 has been recast under the new segment format.

		International
2010	U.S. Insurance	Insurance	Reinsurance	Total

Gross premiums written	$729,267	$504,937	$524,193	$1,758,397
Net premiums written	551,063	319,083	522,309	1,392,455
Net premiums earned	518,444	338,791	502,313	1,359,548
Other income	913	—	—	913
Net losses and loss expenses	(297,517)	(160,153)	(250,213)	(707,883)
Acquisition costs	(67,797)	460	(92,152)	(159,489)
General and administrative expenses	(128,556)	(94,226)	(63,775)	(286,557)

Underwriting income	25,487	84,872	96,173	206,532
Net investment income				244,143
Net realized investment gains				285,612
Net impairment charges recognized in earnings				(168)
Amortization and impairment of intangible assets				(3,483)
Interest expense				(40,242)
Foreign exchange loss				(444)

Income before income taxes				$691,950

Loss and loss expense ratio	57.4%	47.3%	49.8%	52.1%
Acquisition cost ratio	13.1%	(0.1)%	18.3%	11.7%
General and administrative expense ratio	24.8%	27.8%	12.7%	21.1%

Combined ratio	95.3%	75.0%	80.8%	84.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

17.	SEGMENT INFORMATION — (continued)

		International
2009	U.S. Insurance	Insurance	Reinsurance	Total

Gross premiums written	$674,826	$555,944	$465,575	$1,696,345
Net premiums written	493,067	362,893	465,165	1,321,125
Net premiums earned	447,491	413,170	456,231	1,316,892
Other income	1,506	—	—	1,506
Net losses and loss expenses	(211,363)	(158,062)	(234,635)	(604,060)
Acquisition costs	(58,114)	(2,742)	(87,991)	(148,847)
General and administrative expenses	(115,797)	(84,390)	(48,405)	(248,592)

Underwriting income	63,723	167,976	85,200	316,899
Net investment income				300,675
Net realized investment gains				126,352
Net impairment charges recognized in earnings				(49,577)
Amortization and impairment of intangible assets				(11,051)
Interest expense				(39,019)
Foreign exchange loss				(748)

Income before income taxes				$643,531

Loss and loss expense ratio	47.2%	38.3%	51.4%	45.9%
Acquisition cost ratio	13.0%	0.7%	19.3%	11.3%
General and administrative expense ratio	25.9%	20.4%	10.6%	18.9%

Combined ratio	86.1%	59.4%	81.3%	76.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

17.	SEGMENT INFORMATION — (continued)

		International
2008	U.S. Insurance	Insurance	Reinsurance	Total

Gross premiums written	$319,985	$695,459	$430,140	$1,445,584
Net premiums written	212,978	465,869	428,381	1,107,228
Net premiums earned	179,818	472,550	464,537	1,116,905
Other income	746	—	—	746
Net losses and loss expenses	(103,363)	(288,620)	(249,139)	(641,122)
Acquisition costs	(17,832)	(3,774)	(90,963)	(112,569)
General and administrative expenses	(66,810)	(75,490)	(43,550)	(185,850)

Underwriting (loss) income	(7,441)	104,666	80,885	178,110
Net investment income				308,775
Net realized investment losses				(59,954)
Net impairment charges recognized in earnings				(212,897)
Amortization and impairment of intangible assets				(710)
Interest expense				(38,743)
Foreign exchange gain				1,421

Income before income taxes				$176,002

Loss and loss expense ratio	57.5%	61.1%	53.6%	57.4%
Acquisition cost ratio	9.9%	0.8%	19.6%	10.1%
General and administrative expense ratio	37.1%	16.0%	9.4%	16.6%

Combined ratio	104.5%	77.9%	82.6%	84.1%

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the years ended December 31, 2010, 2009 and 2008. All inter-company premiums have been eliminated.

	2010	2009	2008

United States	$815,284	$748,111	$321,468
Bermuda	411,685	433,419	636,662
Europe	139,902	134,253	149,098
Hong Kong	8,553	5,342	—
Singapore	17,031	—	—

Total net premiums written	$1,392,455	$1,321,125	$1,107,228

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present condensed consolidating financial information as of December 31, 2010, and 2009, and for the years ended December 31, 2010, 2009, and 2008, for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS — (continued)

reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the 5.50% Senior Notes and the 7.50% Senior Notes issued by Subsidiary Issuer.

Condensed Consolidating Balance Sheet:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of December 31, 2010	Guarantor)	Issuer)	Subsidiaries	adjustments	Consolidated

ASSETS:
Investments	$—	$—	$7,183,554	$—	$7,183,554
Cash and cash equivalents	138,488	125,663	492,844	—	756,995
Insurance balances receivable	—	—	529,927	—	529,927
Prepaid reinsurance	—	—	187,287	—	187,287
Reinsurance recoverable	—	—	927,588	—	927,588
Net deferred acquisition costs	—	—	96,803	—	96,803
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	56,876	—	56,876
Balances receivable on sale of investments	—	—	188,408	—	188,408
Investments in subsidiaries	2,944,975	1,981,158	—	(4,926,133)	—
Due (to) from subsidiaries	(7,143)	(9,419)	16,562	—	—
Other assets	—	8,801	223,016	—	231,817

Total assets	$3,076,320	$2,106,203	$10,171,241	$(4,926,133)	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$4,879,188	$—	$4,879,188
Unearned premiums	—	—	962,203	—	962,203
Reinsurance balances payable	—	—	99,732	—	99,732
Balances due on purchases of investments	—	—	506,978	—	506,978
Senior notes	—	797,700	—	—	797,700
Accounts payable and accrued liabilities	500	18,111	87,399	—	106,010

Total liabilities	500	815,811	6,535,500	—	7,351,811

Total shareholders’ equity	3,075,820	1,290,392	3,635,741	(4,926,133)	3,075,820

Total liabilities and shareholders’ equity	$3,076,320	$2,106,203	$10,171,241	$(4,926,133)	$10,427,631

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS — (continued)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of December 31, 2009	Guarantor)	Issuer)	Subsidiaries	adjustments	Consolidated

ASSETS:
Investments	$—	$—	$7,156,263	$—	$7,156,263
Cash and cash equivalents	—	53,849	238,339	—	292,188
Insurance balances receivable	—	—	395,621	—	395,621
Prepaid reinsurance	—	—	186,610	—	186,610
Reinsurance recoverable	—	—	919,991	—	919,991
Net deferred acquisition costs	—	—	87,821	—	87,821
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	60,359	—	60,359
Balances receivable on sale of investments	—	—	55,854	—	55,854
Investments in subsidiaries	—	3,680,882	—	(3,680,882)	—
Due (to) from subsidiaries	—	(11,689)	11,689	—	—
Other assets	—	5,081	224,989	—	230,070

Total assets	$—	$3,728,123	$9,605,912	$(3,680,882)	$9,653,153

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$4,761,772	$—	$4,761,772
Unearned premiums	—	—	928,619	—	928,619
Reinsurance balances payable	—	—	102,837	—	102,837
Balances due on purchases of investments	—	—	55,670	—	55,670
Senior notes	—	498,919	—	—	498,919
Accounts payable and accrued liabilities	—	15,909	76,132	—	92,041

Total liabilities	—	514,828	5,925,030	—	6,439,858

Total shareholders’ equity	—	3,213,295	3,680,882	(3,680,882)	3,213,295

Total liabilities and shareholders’ equity	$—	$3,728,123	$9,605,912	$(3,680,882)	$9,653,153

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Income Statement:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Year Ended December 31, 2010	Guarantor)	Issuer)	Subsidiaries	adjustments	Consolidated

REVENUES:
Gross premiums written	$—	$—	$1,758,397	$—	$1,758,397
Premiums ceded	—	—	(365,942)	—	(365,942)

Net premiums written	—	—	1,392,455	—	1,392,455
Change in unearned premiums			(32,907)	—	(32,907)

Net premiums earned	—	—	1,359,548	—	1,359,548
Net investment income	16	77	244,050	—	244,143
Net realized investment (losses) gains	—	(3,958)	289,570	—	285,612
Net impairment charges recognized in earnings	—	—	(168)	—	(168)
Other income	—	—	913	—	913

	16	(3,881)	1,893,913	—	1,890,048

EXPENSES:
Net losses and loss expenses	—	—	707,883	—	707,883
Acquisition costs	—	—	159,489	—	159,489
General and administrative expenses	2,175	15,031	269,351	—	286,557
Amortization and impairment of intangible assets	—	—	3,483	—	3,483
Interest expense	—	40,242	—	—	40,242
Foreign exchange (gain) loss	(7)	(524)	975	—	444
Income tax expense	—	—	26,945	—	26,945

	2,168	54,749	1,168,126	—	1,225,043

(Loss) income before equity in earnings of consolidated subsidiaries	(2,152)	(58,630)	725,787	—	665,005
Equity in earnings of consolidated subsidiaries	667,157	—	—	(667,157)	—

NET INCOME (LOSS)	$665,005	$(58,630)	$725,787	$(667,157)	$665,005

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS — (continued)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Year Ended December 31, 2009	Guarantor)	Issuer)	Subsidiaries	adjustments	Consolidated

REVENUES:
Gross premiums written	$—	$—	$1,696,345	$—	$1,696,345
Premiums ceded	—	—	(375,220)	—	(375,220)

Net premiums written	—	—	1,321,125	—	1,321,125
Change in unearned premiums	—	—	(4,233)	—	(4,233)

Net premiums earned	—	—	1,316,892	—	1,316,892
Net investment income	—	297	300,378	—	300,675
Net realized investment gains	—	—	126,352	—	126,352
Net impairment charges recognized in earnings	—	—	(49,577)	—	(49,577)
Other income	—	—	1,506	—	1,506

	—	297	1,695,551	—	1,695,848

EXPENSES:
Net losses and loss expenses	—	—	604,060	—	604,060
Acquisition costs	—	—	148,847	—	148,847
General and administrative expenses	—	6,477	242,115	—	248,592
Amortization and impairment of intangible assets	—	—	11,051	—	11,051
Interest expense	—	39,019	—	—	39,019
Foreign exchange loss	—	—	748	—	748
Income tax expense	—	—	36,644	—	36,644

	—	45,496	1,043,465	—	1,088,961

(Loss) income before equity in earnings of consolidated subsidiaries	—	(45,199)	652,086	—	606,887
Equity in earnings of consolidated subsidiaries	—	652,086	—	(652,086)	—

NET INCOME (LOSS)	$—	$606,887	$652,086	$(652,086)	$606,887

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS — (continued)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Year Ended December 31, 2008	Guarantor)	Issuer)	Subsidiaries	adjustments	Consolidated

REVENUES:
Gross premiums written	$—	$—	$1,445,584	$—	$1,445,584
Premiums ceded	—	—	(338,356)	—	(338,356)

Net premiums written	—	—	1,107,228	—	1,107,228
Change in unearned premiums	—	—	9,677	—	9,677

Net premiums earned	—	—	1,116,905	—	1,116,905
Net investment income	—	1,744	307,031	—	308,775
Net realized investment losses	—	—	(59,954)	—	(59,954)
Net impairment charges recognized in earnings	—	—	(212,897)	—	(212,897)
Other income	—	—	746	—	746

	—	1,744	1,151,831	—	1,153,575

EXPENSES:
Net losses and loss expenses	—	—	641,122	—	641,122
Acquisition costs	—	—	112,569	—	112,569
General and administrative expenses	—	7,285	178,565	—	185,850
Amortization and impairment of intangible assets	—	—	710	—	710
Interest expense	—	38,743	—	—	38,743
Foreign exchange gain	—	—	(1,421)	—	(1,421)
Income tax recovery	—	—	(7,633)	—	(7,633)

	—	46,028	923,912	—	969,940

(Loss) income before equity in earnings of consolidated subsidiaries	—	(44,284)	227,919	—	183,635
Equity in earnings of consolidated subsidiaries	—	227,919	—	(227,919)	—

NET INCOME (LOSS)	$—	$183,635	$227,919	$(227,919)	$183,635

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statement of Cash Flows:

		Allied World
	Allied World	Bermuda	Other Allied		Allied World
	Switzerland	(Subsidiary	World	Consolidating	Switzerland
For the Year Ended December 31, 2010	(Parent Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$665,005	$(58,630)	$725,787	$(667,157)	$665,005
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(667,157)	—	—	667,157	—
Dividends received from subsidiaries	—	750,000	—	(750,000)	—
Stock compensation expenses	44	514	33,685	—	34,243
Amortization of discount on senior notes	—	149	—	—	149
Other assets	—	(3,720)	(246,274)		(249,994)
Accounts payable and accrued liabilities	7,643	(276)	(7,979)	—	(612)
Interest payable	—	2,063	—	—	2,063

Net cash provided by operating activities	5,535	690,100	505,219	(750,000)	450,854

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(133,079)	—	(133,079)
Purchase of fixed maturity investments — trading	—	—	(12,637,889)	—	(12,637,889)
Purchases of other invested assets	—	—	(343,956)	—	(343,956)
Sales of fixed maturity investments — available for sale	—	—	2,687,129	—	2,687,129
Sales of fixed maturity investments — trading	—	—	10,917,962	—	10,917,962
Sale of other invested assets	—	—	28,285	—	28,285
Other	—	(2,004)	(16,382)		(18,386)

Net cash (used in) provided by investing activities	—	(2,004)	502,070	—	500,066

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	—	(47,712)	(750,000)	750,000	(47,712)
Proceeds from the exercise of stock options	—	9,598	—	—	9,598
Share repurchase	(27,047)	(647,615)	—	—	(674,662)

Proceeds from senior notes	—	298,632	—	—	298,632
Stock compensation funding due from subsidiaries	—	1,957	(1,957)	—	—
Capital contribution	160,000	(160,000)	—	—	—
Other	—	(71,142)	(827)		(71,969)

Net cash used in financing activities	132,953	(616,282)	(752,784)	750,000	(486,113)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	138,488	71,814	254,505	—	464,807
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	53,849	238,339	—	292,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$138,488	$125,663	$492,844	$—	$756,995

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS — (continued)

		Allied World
	Allied World	Bermuda	Other Allied		Allied World
	Switzerland	(Subsidiary	World	Consolidating	Switzerland
For the Year Ended December 31, 2009	(Parent Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$—	$606,887	$652,086	$(652,086)	$606,887
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	—	(652,086)	—	652,086	—
Dividends received from subsidiaries	—	75,000	—	(75,000)	—
Stock compensation expenses	—	468	39,931	—	40,399
Amortization of discount on senior notes	—	495	—	—	495
Other assets	—	(3,058)	(171,708)	—	(174,766)
Accounts payable and accrued liabilities	—	166	196,469	—	196,635
Interest payable	—	(687)	—	—	(687)

Net cash provided by operating activities	—	27,185	716,778	(75,000)	668,963

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(6,504,094)	—	(6,504,094)
Purchase of fixed maturity investments — trading	—	—	(4,338,454)	—	(4,338,454)
Purchases of other invested assets	—	—	(166,848)	—	(166,848)
Sales of fixed maturity investments — available for sale	—	—	8,346,180	—	8,346,180
Sales of fixed maturity investments — trading	—	—	1,818,736	—	1,818,736
Sale of other invested assets	—	—	133,057	—	133,057
Other	—	—	128,827	—	128,827

Net cash used in investing activities	—	—	(582,596)	—	(582,596)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	—	(36,689)	(75,000)	75,000	(36,689)
Proceeds from the exercise of stock options	—	7,442	—	—	7,442
Proceeds from senior notes	—	(243,750)	—	—	(243,750)
Stock compensation funding due from subsidiaries	—	2,677	(2,677)	—	—
Other	—	—	(177,010)	—	(177,010)

Net cash used in financing activities	—	(270,320)	(254,687)	75,000	(450,007)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(243,135)	(120,505)	—	(363,640)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	296,984	358,844	—	655,828

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$53,849	$238,339	$—	$292,188

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

18.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS — (continued)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Year Ended December 31, 2008	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$—	$183,635	$227,919	$(227,919)	$183,635
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	—	(227,919)	—	227,919	—
Dividends received from subsidiaries	—	160,000	—	(160,000)	—
Stock compensation expenses	—	543	27,643	—	28,186
Amortization of discount on senior notes	—	459	—	—	459
Other assets	—	(253)	360,566	—	360,313
Accounts payable and accrued liabilities	—	(112)	80,906	—	80,794
Interest payable	—	687	—	—	687

Net cash provided by operating activities	—	117,040	697,034	(160,000)	654,074

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisition	—	(60,137)	(476,058)	—	(536,195)
Purchase of fixed maturity investments — available for sale	—	—	(4,558,664)	—	(4,558,664)
Purchases of other invested assets	—	—	(63,357)	—	(63,357)
Sales of fixed maturity investments — available for sale	—	—	4,583,751	—	4,583,751
Sale of other invested assets	—	—	158,857	—	158,857
Other	—	—	(27,528)	—	(27,528)

Net cash used in investing activities	—	(60,137)	(382,999)	—	(443,136)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	—	(35,257)	(160,000)	160,000	(35,257)
Proceeds from the exercise of stock options	—	4,046	—	—	4,046
Proceeds from senior notes	—	243,750	—	—	243,750
Stock compensation funding due from subsidiaries	—	2,451	(2,451)	—	—
Other	—	—	29,769	—	29,769

Net cash provided by (used in) financing activities	—	214,990	(132,682)	160,000	242,308

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	271,893	181,353	—	453,246
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	25,091	177,491	—	202,582

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$296,984	$358,844	$—	$655,828

19.	SUBSEQUENT EVENTS

In February 2011, the Company repurchased a warrant owned by American International Group, Inc. (“AIG”) in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of the Company’s common shares for $34.20 per share. The Company repurchased the warrant for an aggregate purchase price of $53,620. The repurchase of the warrant will be recognized as a reduction in “additional paid-in capital” in the consolidated balance sheets. The repurchase was executed separately from the Company’s share repurchase program discussed in Note 11(e).

During the beginning part of 2011, Australia experienced significant flooding. The Company currently estimates net loss and loss expenses related to that flooding will be between $10,000 and $20,000. This is in addition to the loss and loss expenses incurred during the year ended December 31, 2010 for flooding that occurred in

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

19.	SUBSEQUENT EVENTS — (continued)

Australia during 2010 of $14,600. Also during February 2011 an earthquake occurred in New Zealand. The Company is currently assessing the impact to its financial statements, but there is not currently sufficient information to estimate a range of loss related to the earthquake.

20.	UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2010 and 2009:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010

REVENUES:
Gross premiums written	$381,942	$378,445	$493,847	$504,163
Premiums ceded	(94,743)	(76,276)	(124,052)	(70,871)

Net premiums written	287,199	302,169	369,795	433,292
Change in unearned premiums	55,605	37,327	(30,871)	(94,968)

Net premiums earned	342,804	339,496	338,924	338,324
Net investment income	50,168	59,479	65,594	68,902
Net realized investment (losses) gains	(3,738)	116,930	94,933	77,487
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	—	—	(168)
Portion of loss recognized in other comprehensive income, before taxes	—	—	—	—

Net impairment charges recognized in earnings	—	—	—	(168)
Other income	—	—	616	297

	389,234	515,905	500,067	484,842

EXPENSES:
Net losses and loss expenses	160,019	126,988	188,722	232,154
Acquisition costs	38,848	41,919	37,938	40,784
General and administrative expenses	85,134	69,871	68,089	63,463
Amortization and impairment of intangible assets	808	892	891	892
Interest expense	11,650	9,533	9,531	9,528
Foreign exchange loss (gain)	196	(1,387)	559	1,076

	296,655	247,816	305,730	347,897

Income before income taxes	92,579	268,089	194,337	136,945
Income tax (benefit) expense	(207)	13,569	10,378	3,205

NET INCOME	$92,786	$254,520	$183,959	$133,740

Basic earnings per share	$2.30	$5.59	$3.66	$2.67
Diluted earnings per share	$2.13	$5.21	$3.47	$2.52
Weighted average common shares outstanding	40,291,620	45,544,060	50,222,974	50,023,816
Weighted average common shares and common share equivalents outstanding	43,501,068	48,839,991	52,974,410	53,115,756

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

20.	UNAUDITED QUARTERLY FINANCIAL DATA — (continued)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

REVENUES:
Gross premiums written	$322,129	$401,837	$492,782	$479,597
Premiums ceded	(88,435)	(80,881)	(131,344)	(74,559)

Net premiums written	233,694	320,956	361,438	405,038
Change in unearned premiums	96,787	7,815	(27,770)	(81,066)

Net premiums earned	330,481	328,771	333,668	323,972
Net investment income	73,252	73,032	76,537	77,854
Net realized investment gains	37,796	46,861	5,093	36,602
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	(187)	(9,861)	(16,225)	(41,963)
Portion of loss recognized in other comprehensive income, before taxes	—	7,908	10,751	—

Net impairment charges recognized in earnings	(187)	(1,953)	(5,474)	(41,963)
Other income	373	298	369	466

	441,715	447,009	410,193	396,931

EXPENSES:
Net losses and loss expenses	141,403	136,441	177,719	148,497
Acquisition costs	38,126	36,630	36,963	37,129
General and administrative expenses	72,212	57,521	61,495	57,365
Amortization and impairment of intangible assets	7,856	1,065	1,065	1,065
Interest expense	9,527	9,523	9,522	10,447
Foreign exchange loss (gain)	1,408	(273)	(1,222)	835

	270,532	240,907	285,542	255,338

Income before income taxes	171,183	206,102	124,651	141,593
Income tax expense	9,928	5,548	10,981	10,185

NET INCOME	$161,255	$200,554	$113,670	$131,408

Basic earnings per share	$3.25	$4.05	$2.30	$2.67
Diluted earnings per share	$3.05	$3.83	$2.22	$2.57
Weighted average common shares outstanding	49,662,575	49,574,266	49,523,459	49,248,118
Weighted average common shares and common share equivalents outstanding	52,880,733	52,345,913	51,257,887	51,120,049

Schedule II

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONDENSED BALANCE SHEETS — PARENT COMPANY
as of December 31, 2010 and 2009
(Expressed in thousands of United States dollars, except share and per share amounts)

	2010	2009(1)

ASSETS:
Cash and cash equivalents	$138,488	$53,849
Investments in subsidiaries	2,944,975	3,680,882
Balances due from subsidiaries	—	1,053
Other assets	—	5,081

Total assets	$3,076,320	$3,740,865

LIABILITIES:
Accounts payable and accrued liabilities	$500	$284
Interest payable	—	15,625
Balances due to subsidiaries	—	12,742
Syndicated loan	—	—
Senior notes	—	498,919

Total liabilities	$500	$527,570

SHAREHOLDERS’ EQUITY:
Common shares, 2010: par value CHF 15.00 per share and 2009: par value $0.03 per share, (2010: 40,003,642; 2009: 49,734,487 shares issued and 2010: 38,089,226; 2009: 49 2010: 49,734,487 shares outstanding)	600,055	$1,492
Additional paid-in capital	170,239	1,359,934
Treasury shares, at cost (2010: 1,914,416; 2009: nil)	(112,811)	—
Retained earnings	2,361,202	1,702,020
Accumulated other comprehensive income	57,135	149,849

Total shareholders’ equity	$3,075,820	$3,213,295

Total liabilities and shareholders’ equity	$3,076,320	$3,740,865

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the Redomestication in 2010.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME — PARENT COMPANY
for the Years Ended December 31, 2010, 2009 and 2008
(Expressed in thousands of United States dollars)

	2010	2009(1)	2008(1)

REVENUES:
Net investment income	$16	$297	$1,744

	16	297	1,744

EXPENSES:
General and administrative expenses	2,175	6,477	7,285
Interest expense	—	39,019	38,743
Foreign exchange gain	(7)	—	—

	2,168	45,496	46,028

Loss before equity in earnings of consolidated subsidiaries	(2,152)	(45,199)	(44,284)
Equity in earnings of consolidated subsidiaries	667,157	652,086	227,919

NET INCOME	$665,005	$606,887	$183,635

Other comprehensive income (loss)
Unrealized gains (losses) on investments arising during the year net of applicable deferred income tax (expense) benefit	162,653	243,188	(198,405)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(18,659)	—
Reclassification adjustment for net realized investment (gains) losses included in net income, net of applicable income tax	(213,478)	(43,464)	194,085

Other comprehensive (loss) income	(50,825)	181,065	(4,320)

COMPREHENSIVE INCOME	$614,180	$787,952	$179,315

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the Redomestication in 2010.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
for the Years Ended December 31, 2010, 2009 and 2008
(Expressed in thousands of United States dollars)

	2010	2009(1)	2008(1)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$665,005	$606,887	$183,635
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(667,157)	(652,086)	(227,919)
Dividends received from subsidiaries	—	75,000	160,000
Stock compensation expenses	44	468	543
Amortization of discount on senior notes	—	495	459
Balance due from subsidiaries	—	2,798	(1,699)
Other assets	—	(129)	219
Accounts payable and accrued liabilities	7,643	166	(112)
Interest payable	—	(687)	687
Balances due to subsidiaries	—	(5,727)	1,227

Net cash provided by operating activities	5,535	27,185	117,040

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	(60,137)

Net cash used in investing activities	—	—	(60,137)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	—	(36,689)	(35,257)
Proceeds from the exercise of stock options	—	7,442	4,046
Stock repurchased	(27,047)	—	—
(Repayment of) proceeds from syndicated loan	—	(243,750)	243,750
Capital contribution	160,000	—	—
Stock compensation funding due from subsidiaries	—	2,677	2,451

Net cash (used in) provided by financing activities	132,953	(270,320)	214,990

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,488	(243,135)	271,893
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	296,984	25,091

CASH AND CASH EQUIVALENTS, END OF YEAR	$138,488	$53,849	$296,984

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the Redomestication in 2010.

See accompanying notes to the consolidated financial statements.

Schedule III

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States dollars)

Year Ended December 31, 2010

	Net	Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

U.S. insurance	$32,778	$1,431,707	$392,787	$518,444	$—	$297,517	$67,797	$128,556	$551,063
International insurance	2,279	2,226,725	277,808	338,791	—	160,153	(460)	94,226	319,083
Reinsurance	61,746	1,220,756	291,608	502,313	—	250,213	92,152	63,775	522,309
Corporate	—	—	—	—	244,143	—	—	—	—

Total	$96,803	$4,879,188	$962,203	$1,359,548	$244,143	$707,883	$159,489	$286,557	$1,392,455

Year Ended December 31, 2009(1)

	Net	Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

U.S. insurance	$28,417	$1,253,711	$356,437	$447,491	$—	$211,363	$58,114	$115,797	$493,067
International insurance	2,974	2,356,340	302,773	413,170	—	158,062	2,742	84,390	362,893
Reinsurance	56,430	1,151,721	269,409	456,231	—	234,635	87,991	48,405	465,165
Corporate	—	—	—	—	300,675	—	—	—	—

Total	$87,821	$4,761,772	$928,619	$1,316,892	$300,675	$604,060	$148,847	$248,592	$1,321,125

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the Redomestication in 2010

Year Ended December 31, 2008(1)

	Net	Reserve for					Amortization of
	Deferred	Losses		Net	Net	Losses and	Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

U.S. insurance	$22,914	$1,128,522	$309,459	$179,818	$—	$103,363	$17,832	$66,810	$212,978
International insurance	5,232	2,373,030	359,808	472,550	—	288,620	3,774	75,490	465,869
Reinsurance	58,035	1,075,276	261,091	464,537	—	249,139	90,963	43,550	428,381
Corporate	—	—	—	—	308,775	—	—	—	—

Total	$86,181	$4,576,828	$930,358	$1,116,905	$308,775	$641,122	$112,569	$185,850	$1,107,228

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the Redomestication in 2010.

Schedule IV

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

SUPPLEMENTARY REINSURANCE INFORMATION
(Expressed in thousands of United States dollars)

		(b)	(c)	(d)	Percentage of
		Ceded to	Assumed from	Net	Amount Assumed
	(a)	Other	Other	Amount	to Net
	Gross	Companies	Companies	(a) - (b) + (c)	(c)/(d)

Year ended December 31, 2010	$1,234,204	$365,942	$524,193	$1,392,455	38%
Year ended December 31, 2009(1)	$1,230,770	$375,220	$465,575	$1,321,125	35%
Year ended December 31, 2008(1)	$1,015,444	$338,356	$430,140	$1,107,228	39%

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the Redomestication in 2010.