Form 10-Q
period 2011-03-31
Allied World Assurance Co Holdings, AG
filed 2011-05-10
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32938
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
(Exact Name of Registrant as Specified in Its Charter)

Switzerland	98-0681223
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 2, 2011, 37,919,865 common shares were outstanding.

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
Item 4. [Removed and Reserved.]
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2011 and December 31, 2010
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2011	2010
ASSETS
Fixed maturity investments available for sale, at fair value (amortized cost: 2011: $505,638; 2010: $828,544)	$543,808	$891,849
Fixed maturity investments trading, at fair value	5,960,830	5,769,097
Equity securities trading, at fair value	271,057	174,976
Other invested assets trading, at fair value	469,999	347,632

Total investments	7,245,694	7,183,554
Cash and cash equivalents	693,980	756,995
Restricted cash	52,022	96,373
Insurance balances receivable	569,836	529,927
Prepaid reinsurance	175,348	187,287
Reinsurance recoverable	975,523	927,588
Accrued investment income	41,328	40,520
Net deferred acquisition costs	113,097	96,803
Goodwill	268,376	268,376
Intangible assets	56,109	56,876
Balances receivable on sale of investments	363,151	188,408
Net deferred tax assets	20,618	19,740
Other assets	93,697	75,184

Total assets	$10,668,779	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$5,100,643	$4,879,188
Unearned premiums	1,096,260	962,203
Reinsurance balances payable	91,852	99,732
Balances due on purchases of investments	567,918	506,978
Senior notes	797,761	797,700
Accounts payable and accrued liabilities	63,392	106,010

Total liabilities	$7,717,826	$7,351,811

SHAREHOLDERS’ EQUITY:
Common shares: par value CHF 15.00 per share (2011: 40,003,642; 2010: 40,003,642 shares issued and 2011: 37,899,699; 2010: 38,089,226 shares outstanding)	600,055	600,055
Additional paid-in capital	75,166	170,239
Treasury shares, at cost (2011: 2,103,943; 2010: 1,914,416)	(127,053)	(112,811)
Retained earnings	2,369,822	2,361,202
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	32,963	57,135

Total shareholders’ equity	2,950,953	3,075,820

Total liabilities and shareholders’ equity	$10,668,779	$10,427,631

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
for the three months ended March 31, 2011 and 2010
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Gross premiums written	$560,688	$504,163
Premiums ceded	(79,817)	(70,871)

Net premiums written	480,871	433,292
Change in unearned premiums	(145,995)	(94,968)

Net premiums earned	334,876	338,324
Net investment income	50,208	68,902
Net realized investment gains	50,376	77,487
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	(168)
Portion of loss recognized in other comprehensive income, before taxes	—	—

Net impairment charges recognized in earnings	—	(168)
Other income	—	297

	435,460	484,842

EXPENSES:
Net losses and loss expenses	304,452	232,154
Acquisition costs	38,082	40,784
General and administrative expenses	67,956	63,463
Amortization and impairment of intangible assets	767	892
Interest expense	13,742	9,528
Foreign exchange (gain) loss	(442)	1,076

	424,557	347,897

Income before income taxes	10,903	136,945
Income tax expense	2,283	3,205

NET INCOME	8,620	133,740

Other comprehensive income:
Unrealized (losses) gains on investments arising during the period net of applicable deferred income tax (expense) benefit for the three months ended March 31, 2011: $(964); 2010: $219	(8,044)	37,470
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(16,128)	(45,035)

Other comprehensive loss	(24,172)	(7,565)
COMPREHENSIVE (LOSS) INCOME	$(15,552)	$126,175

PER SHARE DATA
Basic earnings per share	$0.23	$2.67
Diluted earnings per share	$0.21	$2.52
Weighted average common shares outstanding	38,199,867	50,023,816
Weighted average common shares and common share equivalents outstanding	40,383,523	53,115,756
Dividends declared per share	$—	$0.20
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2011 and 2010
(Expressed in thousands of United States dollars)

					Accumulated
			Additional		Other
	Share Capital	Share Capital	Paid-in	Treasury	Comprehensive	Retained
	USD	CHF	Capital	Shares	Income	Earnings	Total
December 31, 2010	$—	600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820

Net income	—	—	—	—	—	8,620	8,620
Dividends	—	—	—	—	—		—
Other comprehensive loss	—	—	—	—	(24,172)	—	(24,172)
Stock compensation	—	—	(41,453)	45,758	—	—	4,305
Share repurchases	—	—	—	(60,000)	—	—	(60,000)
Repurchase of founder warrants	—	—	(53,620)	—	—	—	(53,620)

March 31, 2011	$—	600,055	$75,166	$(127,053)	$32,963	$2,369,822	$2,950,953

					Accumulated
			Additional		Other
	Share Capital	Share Capital	Paid-in	Treasury	Comprehensive	Retained
	USD	CHF	Capital	Shares	Income	Earnings	Total
December 31, 2009	$1,492	—	$1,359,934	$—	$149,849	$1,702,020	$3,213,295
Net income	—	—	—	—	—	133,740	133,740
Dividends	—	—	—	—	—	(10,092)	(10,092)
Other comprehensive loss	—	—	—	—	(7,565)	—	(7,565)
Stock compensation	22	—	9,407	—	—	—	9,429

March 31, 2010	$1,514	—	$1,369,341	$—	$142,284	$1,825,668	$3,338,807

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2011 and 2010
(Expressed in thousands of United States dollars)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$8,620	$133,740
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(21,624)	(45,261)
Mark to market adjustments	(34,248)	(32,226)
Net impairment charges recognized in earnings	—	168
Stock compensation expense	5,850	9,527
Insurance balances receivable	(39,909)	(98,154)
Prepaid reinsurance	11,939	15,662
Reinsurance recoverable	(47,935)	(489)
Accrued investment income	(808)	(1,486)
Net deferred acquisition costs	(16,294)	(9,608)
Net deferred tax assets	86	4,779
Other assets	(978)	(6,073)
Reserve for losses and loss expenses	221,455	91,587
Unearned premiums	134,057	79,307
Reinsurance balances payable	(7,880)	(20,296)
Accounts payable and accrued liabilities	(42,618)	(33,695)
Other items, net	5,202	(2,182)

Net cash provided by operating activities	174,915	85,300

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	(352)	(85,767)
Purchases of fixed maturity investments — trading	(2,332,315)	(2,075,196)
Purchases of equity securities	(97,893)	(19,517)
Purchases of other invested assets	(171,048)	(52,285)
Sales of fixed maturity investments — available for sale	340,418	1,304,598
Sales of fixed maturity investments — trading	2,036,961	960,823
Sales of equity securities	12,509	—
Sales of other invested assets	40,135	884
Purchases of fixed assets	(1,639)	(3,168)
Change in restricted cash	44,351	42,123

Net cash (used in) provided by investing activities	(128,873)	72,495

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,224	2,735
Share repurchase	(60,000)	—
Repurchase of founder warrants	(53,620)	—

Net cash (used in) provided by financing activities	(110,396)	2,735

Effect of exchange rate changes on foreign currency cash	1,339	(584)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(63,015)	159,946
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	756,995	292,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$693,980	$452,134

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$—	$3,627
— Cash paid for interest expense	18,750	18,750
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
     On November 26, 2010, the Company received approval from the Supreme Court of Bermuda to change the place of incorporation of the ultimate parent company from Bermuda to Switzerland (the “Redomestication”), which was completed on December 1, 2010. The ultimate parent company is now Allied World Switzerland which wholly owns Allied World Assurance Company Holdings, Ltd (“Allied World Bermuda”). After the Redomestication, the Company continues to report under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company’s common shares continue to trade on the New York Stock Exchange under the symbol “AWH,” the same symbol under which the common shares were listed prior to the Redomestication. In addition, the Company remains subject to U.S. Securities and Exchange Commission (“SEC”) reporting requirements and continues to report consolidated financial results in U.S. dollars. The Company believes the Redomestication provides the ability to maintain a competitive worldwide effective corporate tax rate. See Note 11(b) for further details of the Redomestication.
2. BASIS OF PREPARATION AND CONSOLIDATION
     These unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. GAAP for interim financial information and with Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.
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
     These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
3. NEW ACCOUNTING PRONOUNCEMENTS
     In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 enhances disclosures about credit quality of financing receivables and the allowance of credit losses by requiring additional information regarding the Company’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The balance sheet related disclosures for ASU 2010-20 are effective for the year ended December 31, 2010 and the income statement related disclosures are effective for quarter ended March 31, 2011. Refer to Note 15 for the Company’s related disclosures.
     In October 2010, the FASB issued ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 clarifies what costs associated with acquiring or renewing insurance contracts can be deferred and amortized over the coverage period. Under the revised guidance of ASU 2010-26, incremental direct costs that result directly from and are essential to the insurance contract and would not have been incurred had the insurance contract not been written are costs that may be capitalized, including costs relating to activities specifically performed by the Company such as underwriting, policy issuance and processing. ASU 2010-26 will be effective January 1, 2012 and early adoption is permitted. The Company has not elected early adoption and is currently evaluating the provisions of ASU 2010-26 and its potential impact on future financial statements.
     In January 2011, the FASB issued ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU 2011-01”). In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides further guidance on what constitutes a troubled debt restructuring. The guidance is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings within the fiscal year of adoption. The Company is currently assessing the provisions of ASU 2011-02 and its potential impact on future financial statements.
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available for sale investments by category as of March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2011
U.S. Government and Government agencies	$37,745	$985	$(2)	$38,728
Non-U.S. Government and Government agencies	5,503	27	—	5,530
States, municipalities and political subdivisions	85,029	9,068	—	94,097
Corporate debt:
Financial institutions	44,055	2,123	(33)	46,145
Industrials	222,470	15,460	—	237,930
Utilities	110,836	10,542	—	121,378

Total fixed maturity investments, available for sale	$505,638	$38,205	$(35)	$543,808

December 31, 2010
U.S. Government and Government agencies	$85,030	$6,923	$—	$91,953
Non-U.S. Government and Government agencies	138,386	9,539	(2,541)	145,384
States, municipalities and political subdivisions	107,289	10,901	(13)	118,177
Corporate debt:
Financial institutions	66,660	6,776	(38)	73,398
Industrials	310,664	20,548	(2)	331,210
Utilities	120,515	11,212	—	131,727

Total fixed maturity investments, available for sale	$828,544	$65,899	$(2,594)	$891,849

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
b) Trading Securities
     Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
U.S. Government and Government agencies	$1,107,059	$1,229,720
Non-U.S. Government and Government agencies	170,663	120,793
States, municipalities and political subdivisions	105,778	127,436
Corporate debt
Financial institutions	1,461,364	1,261,219
Industrials	670,142	627,524
Utilities	117,440	101,472
Residential mortgage-backed
Non-agency residential	369,757	371,935
Agency residential	1,089,883	1,195,905
Commercial mortgage-backed	242,979	184,043
Asset-backed	625,765	549,050

Total fixed maturity investments, trading	5,960,830	5,769,097
Equity securities	271,057	174,976
Hedge funds	469,999	347,632

Total	$6,701,886	$6,291,705

c) Contractual Maturity Dates
     The contractual maturity dates of available for sale fixed maturity investments as of March 31, 2011 are as follows:

	Amortized Cost	Fair Value
Due within one year	$31,931	$32,270
Due after one year through five years	387,914	416,428
Due after five years through ten years	70,001	77,535
Due after ten years	15,792	17,575

	$505,638	$543,808

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
d) Other Invested Assets
     Included in other invested assets are the Company’s hedge fund investments. As of March 31, 2011, the Company held 19 hedge fund investments with a total fair value of $469,999, which comprised 5.9% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

			Long	Short
Hedge Fund	Fair Value as of	Unfunded	Exposure(1)	Exposure(2)	Gross	Net
Type	March 31, 2011	Commitments	(% of funded)	(% of funded)	Exposure(3)	Exposure(4)
Private equity funds	$32,964	$81,519	100%	0%	100%	100%
Mezzanine debt	1,978	33,022	100%	0%	100%	100%
Distressed	68,094	37,288	70%	7%	77%	63%
Equity long/short	128,589	—	108%	65%	173%	43%
Multi-strategy	154,930	—	113%	61%	174%	52%
Event driven	83,444	—	109%	59%	168%	50%

Total	$469,999	$151,829

(1)	Long exposure represents the ratio of the fund’s long investments in securities to the fund’s equity capital (over 100% may denote explicit borrowing).

(2)	Short exposure represents the ratio of the securities sold short to the fund’s equity capital.

(3)	Gross exposure is the addition of the long and short exposures (over 100% may denote explicit borrowing).

(4)	Net exposure is the subtraction of the short exposure from the long exposure.
•	Private equity funds: These funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. The Company has invested in three private equity funds to purchase those primary limited partnership interests. The fair values of the investments in this class have been estimated using the net asset value per share of the investments. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund. The remaining restriction period for these funds ranges from seven to ten years.

•	Mezzanine debt funds: Mezzanine debt funds invest primarily in privately negotiated mezzanine investments. The funds’ strategies will focus primarily on providing capital to upper middle market and middle market companies, and private equity sponsors, in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings and other corporate transactions. The most common position in the capital structure will be between the senior secured debt holder and the equity, however the funds will utilize a flexible approach when structuring investments, which may include secured debt, subordinated debt, preferred stock and/or private equity. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in one mezzanine debt fund which cannot be redeemed at this time because the investments include restrictions that do not allow for redemption until termination of the fund. The remaining restriction period for this fund is approximately ten years.

•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five distressed funds, three of which (representing approximately 35% of the value of the funds in this class) are not currently eligible for redemption due to imposed lock-up periods with remaining periods ranging from three months to seven years. Funds representing approximately 39% of the value of the funds in this class are currently eligible for quarterly redemption with a 65-day notification period, subject to redemption limitations. Funds representing approximately 26% of the value of the funds in this class are currently eligible for quarterly redemption with a 45-day notification period and redemption fee if redeemed prior to January 2012.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
•	Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four equity long/short funds, one of which (representing approximately 21% of the value of the funds in this class) is not currently eligible for redemption due to an imposed lock-up period with a remaining period of twelve months, at which time the funds will be eligible for quarterly redemption with a 45-day notification period. The remaining three funds, representing approximately 79% of the value of the funds in this class, are currently eligible for quarterly redemption, one with a 30-day notification period or monthly redemption with a 30-day notification period and redemption fee, one with a 45 day notification period and redemption fee if redeemed prior to July 2012 and one with a 60-day notification period.

•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four equity long/short funds, three of which (representing approximately 72% of the value of the funds in this class) are currently eligible for quarterly redemption one with a 60-day notification period and the others with a 90-day notification period. The remaining fund, representing approximately 28% of the value of the funds in this class, is currently eligible for redemption of one third of the net asset value with a 65-day notification period.

•	Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs and capital structure arbitrage. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two event driven funds. Approximately 51% of the value of the funds is not currently eligible for redemption due to an imposed two year lock-up period from initial investment. The remaining 49% of the value of the funds in this class is currently eligible for quarterly redemption, but is subject to redemption fees and limitations.
     Six of the Company’s hedge funds, three equity long/short funds, two multi-strategy funds and one event driven fund, had long exposure greater than 100% of the funds’ net asset value (indicating explicit leverage) of 120%, 110%, 107%, 166%, 105% and 130%, respectively, as of March 31, 2011.
e) Net Investment Income

	For the Three Months Ended
	March 31,
	2011	2010
Fixed maturity investments	$50,946	$71,098
Equity securities and other invested assets	2,196	306
Cash and cash equivalents	318	52
Expenses	(3,252)	(2,554)

Net investment income	$50,208	$68,902

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
f) Components of Realized Gains and Losses
     Components of realized gains for the three months ended March 31, 2011 and 2010 are summarized in the following table:

	For the Three Months Ended
	March 31,
	2011	2010
Gross realized gains on sale of securities	$43,557	$51,667
Gross realized losses on sale of securities	(21,932)	(6,406)
Futures not designated as hedges	(5,496)	—
Mark-to-market changes: debt securities trading	13,464	27,731
Mark-to-market changes: hedge funds and equity securities	20,783	4,495

Net realized investment gains	$50,376	$77,487

Proceeds from sale of available for sale securities	$343,520	$1,306,625
Proceeds from sale of trading securities	$2,209,598	$1,215,553
g) Pledged Assets
     As of March 31, 2011 and December 31, 2010, $272,880 and $280,175, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $1,206,251 and $1,377,266 as of March 31, 2011 and December 31, 2010, respectively, and are included in fixed maturity investments.
     The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is up to $1,300,000 as of March 31, 2011 and December 31, 2010. See Note 8 “Debt and Financing Arrangements” for details on the facilities.
     The following table shows the Company’s trust accounts on deposit, as well as outstanding and remaining letter of credit facilities, and the collateral committed to support the letter of credit facilities as of March 31, 2011 and December 31, 2010:

	As of	As of
	March 31,	December 31,
	2011	2010
Total trust accounts on deposit	$1,479,131	$1,657,441
Total letter of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letter of credit facilities	1,700,000	1,700,000

Total letter of credit facilities outstanding:
Citibank Europe plc	690,371	689,851
Credit Facility	158,983	158,983

Total letter of credit facilities outstanding	849,354	848,834

Total letter of credit facilities remaining:
Citibank Europe plc	209,629	210,149
Credit Facility (1)	641,017	641,017

Total letter of credit facilities remaining	850,646	851,166

Collateral committed to support the letter of credit facilities	$1,064,449	$1,121,345

(1)	Net of any borrowing or repayments under the Unsecured Facility (as defined in Note 8). See Note 8 for further details on the Unsecured Facility.
     Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair values of the combined total cash and cash equivalents and investments held under trust were $2,543,580 and $2,778,786 as of March 31, 2011 and December 31, 2010, respectively. Of the total letters of credit facilities outstanding as of March 31, 2011 and December 31, 2010, $7,295 was used to meet security requirements for inter-company transactions and the remaining letters of credit facilities outstanding of $842,059 and $841,539 was used for third-party beneficiaries, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
h) Analysis of Unrealized Losses
     The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Gross Fair	Unrealized	Gross Fair	Unrealized
	Value	Loss	Value	Loss
Less than 12 months
U.S. Government and Government agencies	$1,090	$(2)	$—	$—
Non-U.S. Government and Government agencies	—	—	34,204	(1,116)
States, municipalities and political subdivisions	—	—	472	(13)
Corporate debt
Financial institutions	2,784	(33)	2,796	(38)
Industrials	—	—	2,150	(2)

	$3,874	$(35)	$39,622	$(1,169)

More than 12 months
Non-U.S. Government and Government agencies	$—	$—	$10,998	$(1,425)

	$—	$—	$10,998	$(1,425)

	$3,874	$(35)	$50,620	$(2,594)

     As of March 31, 2011 and December 31, 2010, there were approximately 2 and 9 securities, respectively, in an unrealized loss position. The decrease in the gross unrealized loss from December 31, 2010 to March 31, 2011 is primarily due to selling available for sale debt securities and reinvesting proceeds in trading debt securities thereby reducing unrealized gains/losses recognized in accumulated other comprehensive income.
i) Other-than-temporary impairment charges
     Following the Company’s review of the securities in the investment portfolio during the three months ended March 31, 2011 and 2010, no securities and one mortgage-backed security, respectively, were considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $168 of other than temporary impairment (“OTTI”) during the three months ended March 31, 2010 was recognized through earnings due to credit related losses.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements for the three months ended March 31, 2011 and 2010:

	For the Three Months
	ended March 31,
	2011	2010
Beginning balance of credit losses	$—	$1,096
Additions for credit loss for which OTTI was not previously recognized	—	168
Reductions for securities sold during the period (realized)	—	—
Reductions for OTTI previously recognized due to intent to sell	—	—
Additions resulting from the increase in credit losses	—	—
Reductions resulting from the improvement in expected cash flows	—	—

Ending balance of credit losses	$—	$1,264

5. DERIVATIVE INSTRUMENTS
     The Company uses currency forward contracts and swaps to manage currency exposure. The U.S. dollar is the Company’s reporting currency and the functional currency of its operating subsidiaries. The Company enters into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, the Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar, primarily the Canadian dollar, Euro and British Sterling. For liabilities incurred in currencies other than U.S. dollars, U.S. dollars are converted to the currency of the loss at the time of claim payment. As a result, the Company has an exposure to foreign currency risk resulting from fluctuations in exchange rates. The Company has developed a hedging strategy using currency forward contracts and swaps to minimize the potential loss of value caused by currency fluctuations. These currency forward contracts and swaps are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets as a part of “other assets” or “accounts payable and accrued liabilities,” with the corresponding realized and unrealized gains and losses included in “foreign exchange (gain) loss” in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The fair value of the currency forward contracts and swaps as of March 31, 2011 was a net receivable of $1,088 and was included in “other assets” on the consolidated balance sheets. The fair value of the currency forward contracts as of December 31, 2010 was a net payable of $632 and was included in “accounts payable and accrued expenses” in the consolidated balance sheet.
     The Company also purchases and sells interest rate future contracts to actively manage the duration and yield curve positioning of its fixed income portfolio. Interest rate futures can efficiently increase or decrease the overall duration of the portfolio. Additionally, interest rate future contracts can be utilized to obtain the desired position along the yield curve in order to protect against certain future yield curve shapes (steeper, flatter). These interest rate futures are not designated as hedges and are marked to market daily with the corresponding realized gains and losses included in “net realized investment gains” in the unaudited condensed consolidated statements of operations and comprehensive (loss) income (“consolidated income statements”). For future contracts that were pending settlement at the period end (there were no future contracts traded during 2010), any associated gain or loss is reflected in the consolidated balance sheets as part of “balances receivable on sale of investments” for gains and “balances due on purchases of investments” for losses.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.
     The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of March 31, 2011:

			Fair value measurement using:
			Quoted prices
			in active		Significant
			markets for	Significant other	unobservable
	Carrying		identical assets	observable inputs	inputs
	amount	Total fair value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government and Government agencies	$38,728	$38,728	$38,728	$—	$—
Non-U.S. Government and Government agencies	5,530	5,530	—	5,530	—
States, municipalities and political subdivisions	94,097	94,097	—	94,097	—
Corporate debt	405,453	405,453	—	405,453	—

Total available for sale fixed maturity investments	543,808	543,808

Trading securities:
U.S. Government and Government agencies	$1,107,059	$1,107,059	$969,815	$137,244	$—
Non-U.S. Government and Government agencies	170,663	170,663	—	170,663	—
States, municipalities and political subdivisions	105,778	105,778	—	105,778	—
Corporate debt	2,248,946	2,248,946	—	2,248,946	—
Mortgage-backed	1,702,619	1,702,619	—	1,468,532	234,087
Asset-backed	625,765	625,765	—	481,936	143,829

Total trading fixed maturity investments	5,960,830	5,960,830

Total fixed maturity investments	6,504,638	6,504,638

Hedge funds	469,999	469,999	—	—	469,999
Equity securities	271,057	271,057	271,057	—	—

Total investments	$7,245,694	$7,245,694	$1,279,600	$5,118,179	$847,915

Senior notes	$797,761	$856,207	$—	$856,207	$—
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2011.
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
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg. As of March 31, 2011, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in Note 8) were traded at 111.7% and 99.2% of their principal amount, providing an effective yield of 5.0% and 5.6%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

	Fair value measurement using significant
	unobservable inputs (Level 3):
	Hedge funds	Mortgage-backed	Asset-backed
Three Months Ended March 31, 2011
Opening balance	$347,632	$172,558	$48,707
Total realized and unrealized gains included in net income	16,449	2,374	118
Total realized and unrealized losses included in net income	(4,769)	(827)	(25)
Purchases	151,048	32,777	83,009
Sales	(40,361)	(8,957)	(426)
Transfers into Level 3	—	61,695	12,555
Transfers out of Level 3	—	(25,533)	(109)

Ending balance	$469,999	$234,087	$143,829

Three Months Ended March 31, 2010
Opening balance	$184,725	$253,979	$104,871
Total gains or losses included in earnings:
Realized losses	—	(1,358)	—
Change in fair value of investments	4,362	4,646	142
Total unrealized gains included in OCI	—	3,696	23
Purchases or sales	53,048	(69,687)	1,044
Transfers in and/or out of Level 3	—	42,391	(69,548)

Ending balance	$242,135	$233,667	$36,532

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
     During the three months ended March 31, 2011, the Company transferred $25,533 of mortgage-backed securities and $109 of asset-backed securities, respectively, from Level 3 to Level 2 in the fair value hierarchy. The Company transferred those securities as they no longer utilized broker-dealer quotes and instead used other pricing sources that have significant observable inputs. The Company recognizes transfers between levels at the end of the reporting period.
7. RESERVE FOR LOSSES AND LOSS EXPENSES
     The reserve for losses and loss expenses consists of the following:

	March 31,	December 31,
	2011	2010
Outstanding loss reserves	$1,285,803	$1,166,516
Reserves for losses incurred but not reported	3,814,840	3,712,672

Reserve for losses and loss expenses	$5,100,643	$4,879,188

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses as of March 31, 2011 and March 31, 2010. Losses incurred and paid are reflected net of reinsurance recoveries.

	For the Three Months Ended
	March 31,
	2011	2010
Gross liability at beginning of period	$4,879,188	$4,761,772
Reinsurance recoverable at beginning of period	(927,588)	(919,991)

Net liability at beginning of period	3,951,600	3,841,781

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	—	8,864
Current year	348,802	297,246
Prior years	(44,350)	(73,956)

Total incurred	304,452	232,154

Net paid losses related to:
Current year	1,699	6,706
Prior years	134,358	129,300

Total paid	136,057	136,006

Foreign exchange revaluation	5,125	(5,050)

Net liability at end of period	4,125,120	3,932,879
Reinsurance recoverable at end of period	975,523	920,480

Gross liability at end of period	$5,100,643	$4,853,359

     For the three months ended March 31, 2011, the Company had net favorable reserve development in its international and reinsurance segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance and reinsurance segment in the 2005 through 2007 loss years related to the healthcare line of business as well as the general casualty and professional liability insurance and reinsurance lines of business. The Company had net unfavorable reserve development in its U.S. insurance segment due to actual loss emergence being higher than the initial expected loss emergence. The majority of the net unfavorable reserve development was recognized in the 2006 loss year related to the professional liability line of business.
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
8. DEBT AND FINANCING ARRANGEMENTS
     In November 2010, Allied World Bermuda issued $300,000 aggregate principal amount of 5.50% Senior Notes due November 10, 2020 (“5.50% Senior Notes”), with interest on the notes payable on May 15 and November 15 of each year commencing on May 15, 2011. The 5.50% Senior Notes were offered by the underwriters at a price of 98.89% of their principal amount, providing an effective yield to investors of 5.56%. The net proceeds from the offering of the 5.50% Senior Notes were used for general corporate purposes, including the repurchase of the Company’s outstanding common shares. The 5.50% Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. Allied World Bermuda may redeem the 5.50% Senior Notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the 5.50% Senior Notes to be redeemed or a make-whole price, plus accrued and unpaid interest. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 5.50% Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     In 2006, Allied World Bermuda issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“7.50% Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The 7.50% Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%. The 7.50% Senior Notes can be redeemed by Allied World Bermuda prior to maturity subject to payment of a “make-whole” premium. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 7.50% Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.
     The 5.50% Senior Notes and the 7.50% Senior Notes have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Allied World Switzerland.
     Allied World Assurance Company, Ltd has a collateralized amended letter of credit facility of $900,000 with Citibank Europe plc. that has been, and will continue to be, used to issue standby letters of credit.
     In addition, Allied World Bermuda entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Allied World Bermuda is in compliance with all covenants under the Credit Facility as of March 31, 2011 and December 31, 2010.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000.
     In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of the Company’s Lloyd’s Syndicate 2232. As of March 31, 2011 and December 31, 2010, the amount of the letter of credit was £53,700 ($86,307) and £53,700 ($82,838), respectively.
9. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets for the three months ended March 31, 2011 and the year ended December 31, 2010:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2009	$268,376	$23,920	$36,439	$328,735
Additions	—	—	—	—
Amortization	—	—	(3,483)	(3,483)

Net balance at December 31, 2010	268,376	23,920	32,956	325,252
Additions	—	—	—	—
Amortization	—	—	(767)	(767)

Net balance at March 31, 2011	268,376	23,920	32,189	324,485

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(9,145)	(9,145)
Impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$32,189	$324,485

     The amortization of the intangible assets with definite lives for the remainder of 2011 and for the years ended December 31, 2012, 2013, 2014, 2015 and thereafter will be $2,211, $2,533, $2,533, $2,533, $2,533 and $19,846, respectively. The intangible assets will be amortized over a weighted average useful life of 12.5 years.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
10. INCOME TAXES
     Under Swiss law, a resident company is subject to income tax at the federal, cantonal and communal levels that is levied on net income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Allied World Switzerland is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, Allied World Switzerland is subject to Swiss income tax only at the federal level. Allied World Switzerland is a resident of the Canton of Zug and, as such, is subject to an annual cantonal and communal capital tax on the taxable equity of Allied World Switzerland in Switzerland. Allied World Switzerland has a Swiss operating company resident in the Canton of Zug. The operating company is subject to federal, cantonal and communal income tax and to annual cantonal and communal capital tax.
     Under current Bermuda law, Allied World Bermuda and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Allied World Bermuda and Allied World Assurance Company, Ltd have received an assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that in the event of any such taxes being imposed, Allied World Bermuda and Allied World Assurance Company, Ltd will be exempted until March 28, 2016.
     Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland, Hong Kong and Singapore. The following tax years by jurisdiction are open to examination:

Fiscal Years
U.S. Internal Revenue Service (“IRS”) for the U.S. subsidiaries	2007 – 2010
Inland Revenue for the U.K. branches	2009 – 2010
Irish Revenue Commissioners for the Irish subsidiaries	2006 – 2010
Swiss Federal Tax Administration for the Swiss branch	2008 – 2010
Inland Revenue Department for the Hong Kong branch	2009 – 2010
Inland Revenue Department for the Singapore branch	2010
     To the best of the Company’s knowledge, there are no examinations pending by any tax authority except for the IRS. The IRS is currently completing an examination of Darwin’s 2006 tax returns. The examination covers the tax return filed for the period subsequent to Darwin’s initial public offering on May 16, 2006 to December 31, 2006.
     Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of January 2011.
11. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The articles of association authorize the Board of Directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 119,404 or 7,690,260 voting shares, and create conditional capital of 7,200,000 voting shares. The issued share capital consists of the following:

	March 31,	December 31,
	2011	2010
Common shares issued and fully paid, CHF 15.00 per share	40,003,642	40,003,642

Share capital at end of period	600,055	600,055

Three Months Ended
March 31, 2011
Total shares issued at beginning and end of period	40,003,642

Treasury shares issued, balance at beginning of period	1,914,416
Shares repurchased	969,163
Shares issued out of treasury	(779,636)

Total treasury shares at end of period	2,103,943

Total shares outstanding at end of period	37,899,699

     As of March 31, 2011, there were outstanding 37,855,839 voting common shares and 43,860 non-voting common shares.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
b) Redomestication
     As of December 31, 2010 in conjunction with the Redomestication, Allied World Switzerland had total share capital of CHF of 597,020 comprised of 39,801,302 voting shares, with a par value of CHF 15.00 ($15.00) per share. In addition as of December 31, 2010, Allied World Switzerland had participation capital of CHF 3,035 comprised of 202,340 non-voting participation certificates, with a par value of CHF 15.00 ($15.00) per certificate. To affect the Redomestication on December 1, 2010, Allied World Switzerland and Allied World Bermuda entered into a contribution-in-kind agreement. Under the terms of the contribution-in-kind agreement all issued and outstanding voting and non-voting shares of Allied World Bermuda were cancelled and issued to Allied World Switzerland as a contribution-in-kind in exchange for which the holders of such voting and non-voting shares immediately prior to the completion of the Redomestication received the same number of voting and non-voting shares of Allied World Switzerland. As a result of the contribution-in-kind and the resulting par value changing from $0.03 to CHF 15.00, the share capital balance was increased to CHF 600,055 with an equal reduction in additional paid-in capital. At the time of contribution-in-kind, the exchange rate between the U.S. Dollar and Swiss Franc was one-for-one.
     As required under Swiss law, the Company cannot hold more than 10% of its registered capital in treasury shares, unless it receives shareholder approval to do so. As a result, immediately prior to the Redomestication, the Company cancelled 10,879,106 shares held in treasury with a related reduction to additional paid in capital of $561,851.
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
     In August 2010, Allied World Bermuda repurchased a warrant owned by The Chubb Corporation (“Chubb”) in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrant for an aggregate purchase price of $32,819. After this repurchase, Chubb has no warrants remaining and no other disclosed equity interest in the Company. In November 2010, Allied World Bermuda repurchased a warrant owned by GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc (“Goldman Sachs”) and founding shareholders in a privately negotiated transaction. The warrant entitled Goldman Sachs to purchase 1,500,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrant for an aggregate purchase price of $37,197. The repurchase of the warrants was recognized as a reduction in “additional paid-in capital” in the consolidated balance sheets. The repurchase was executed separately from the share repurchase program discussed in Note 11(e) below.
     In February 2011, the Company repurchased a warrant owned by American International Group, Inc. (“AIG”) in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of the Company’s common shares for $34.20 per share. The Company repurchased the warrant for an aggregate purchase price of $53,620. The repurchase of the warrant was recognized as a reduction in “additional paid-in capital” on the consolidated balance sheets. The repurchase was executed separately from the share repurchase program discussed in Note 11(e) below. After this repurchase, AIG has no warrants remaining and no other disclosed equity interest in the Company.
d) Dividends
     The Company paid a special dividend of $0.25 per common share related to the Redomestication on November 26, 2010 to shareholders of record on November 15, 2010. Under Swiss law, the Company can only pay a dividend with prior shareholder approval. The next distribution was approved during the annual shareholders’ meeting. This special dividend provided a dividend to shareholders for the interim period. Under Swiss law, distributions to shareholders may be paid out only if the Company has sufficient distributable profits from previous fiscal years, or if the Company has freely distributable reserves, each as presented on the audited stand-alone statutory balance sheet. Distributions to shareholders out of the share and participation capital may be made by way of a capital reduction in the form of a reduction to par value to achieve a similar result as the payment of a dividend.
     In February 2010, the Company declared a dividend of $0.20 per common share payable on April 1, 2010 to shareholders of record on March 16, 2010. The total dividend payable amounted to $10,092.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
e) Share repurchase
     In May 2010, the Company established a share repurchase program in order to repurchase its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. As part of the share repurchase program, the Company entered into a rule 10b5-1 repurchase plan that enables the Company to complete share repurchases during trading blackout periods. During the three months ended March 31, 2011, the Company repurchased through open market purchases 969,163 shares at a total cost of $60,000 for an average price of $61.91 per share. These repurchased shares have been classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans.
     In August 2010, the Company repurchased 5,000,000 of its common shares for $250,000, or $50.00 per share, in a privately negotiated transaction from Goldman Sachs. The shares repurchased were classified as “Treasury shares, at cost” on the consolidated balance sheets. In November 2010, the Company repurchased the remaining 3,159,793 common shares from Goldman Sachs for $185,448, or $58.69 per share. The repurchase price per common share is based on and reflects 0.5% discount from the volume-weighted average trading price of the Company’s common shares on November 5, 2010. These repurchases were executed separately from the Company’s share repurchase program discussed above. After these repurchases, including the warrant repurchased, Goldman Sachs has no other disclosed equity interest in the Company.
12. EMPLOYEE BENEFIT PLANS
a) Employee option plan
     In 2001, the Company implemented the Allied World Assurance Holdings, Ltd 2001 Employee Warrant Plan, which was subsequently amended, restated and renamed the Allied World Assurance Company Holdings, Ltd Second Amended and Restated 2001 Employee Stock Option Plan (the “ESOP”). Under the ESOP, up to 4,000,000 common shares may be issued.
     As part of the Redomestication, Allied World Switzerland adopted and assumed the ESOP from Allied World Bermuda which was subsequently amended, restated and renamed the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). Allied World Switzerland has filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register common shares issued or reserved for issuance under the Plan. These options are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued are recommended by the Compensation Committee to the Board of Directors for approval but shall not be less than 100% of the fair market value of the common shares of Allied World Switzerland on the date the option award is granted.

	Three Months Ended March 31, 2011
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,272,739	$38.77
Granted	494,885	61.51
Exercised	(84,305)	38.49
Forfeited	(8,326)	44.37
Expired	—	—

Outstanding at end of period	1,674,993	$45.47

     Assumptions used in the option-pricing model for the options granted during the three months ended March 31, 2011 are as follows:

	Options Granted During
	the Three Months Ended
	March 31, 2011
Expected term of option	5.48	years
Weighted average risk-free interest rate	2.33%
Weighted average expected volatility	31.51%
Dividend yield	1.00%
Weighted average fair value on grant date	$18.27

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The Company has assumed a weighted average annual forfeiture rate of 6.72% in determining the compensation expense over the service period.
     Compensation expense of $1,179 and $792 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $40,934 and $41,505, respectively, in connection with all options granted.
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

	Three Months Ended March 31, 2011
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	851,078	$39.88
RSUs granted	45,239	61.51
Performance-based RSUs granted	139,210	61.51
RSUs fully vested	(129,377)	42.61
RSUs forfeited	(11,361)	37.01

Outstanding RSUs at end of period	894,789	$43.98

     The Company granted performance-based RSUs in lieu of utilizing the LTIP (as defined in Note 12(c)). The performance-based RSUs are structured in exactly the same form as shares issued under the LTIP in terms of vesting restrictions and achievement of established performance criteria. For the performance-based RSUs granted in 2010 and 2011, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2010 and 2011 are expensed at 100% of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.
     Compensation expense of $3,822 and $3,714 relating to the issuance of the RSUs, including the performance-based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three months ended March 31, 2011 and 2010, respectively. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the time of grant. The Company believes it is unlikely that performance-based RSUs will be forfeited as these awards are issued to senior management. Thus, no forfeiture rate is applied to the performance-based RSUs. The Company has assumed a weighted average annual forfeiture rate of 2.80%, excluding performance-based RSUs, in determining the compensation expense over the service period.
     As of March 31, 2011 and December 31, 2010, the Company has recorded $30,784 and $37,991, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.
c) Long-term incentive plan
     In May 2006, the Company implemented the Long-Term Incentive Plan (“LTIP”), which it amended and restated in November 2007. The LTIP provides for performance-based equity awards to key employees in order to promote the long-term growth and profitability of the Company. As part of the Redomestication, Allied World Switzerland adopted and assumed the LTIP from Allied World Bermuda. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2009 will vest after the fiscal year ending December 31, 2011, subject to the achievement of the performance conditions and terms of the LTIP. The awards granted in 2008 generally vested after the fiscal year ended December 31, 2010, however, a portion of this award will vest after the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended March 31, 2011
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	773,411	$41.74
Additional LTIP awards granted due to the achievement of 2008 — 2010 performance criteria	212,938	43.27
LTIP forfeited	(13,500)	42.48
LTIP awards vested	(638,813)	43.27

Outstanding LTIP awards at end of period	334,036	$39.76

     Compensation expense of $849 and $5,021 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three months ended March 31, 2011 and 2010, respectively. The decrease in compensation expense relating to LTIP is primarily the result of the Company issuing performance-based RSUs in lieu of LTIP as discussed in Note 12(b). The compensation expense for the LTIP is based on the fair market value of Allied World Switzerland’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $43,545 and $77,728 have been included in “additional paid-in capital” on the consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively.
     In calculating the compensation expense and in the determination of share equivalents for the purpose of calculating diluted earnings per share, it is estimated for the unvested LTIP awards granted in 2008 and 2009 that the maximum performance goals as set by the LTIP are likely to be achieved over the performance period. Based on the performance goals, the unvested LTIP awards granted in 2008 and 2009 are expensed at 150% of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.
d) Cash-equivalent stock awards
     Since 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU, LTIP and performance-based RSU awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP and performance-based RSU awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. For the three months ended March 31, 2011 and 2010, the expense recognized for the cash-equivalent stock awards was $5,169 and $2,309, respectively.
     The following table shows the stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
	2011	2010
Stock Options	$1,179	$792
RSUs	3,822	3,714
LTIP	849	5,021
Cash-equivalent stock awards	5,169	2,309

Total	$11,019	$11,836

13. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2011	2010
Basic earnings per share
Net income	$8,620	$133,740
Weighted average common shares outstanding	38,199,867	50,023,816

Basic earnings per share	$0.23	$2.67

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended
	March 31,
	2011	2010
Diluted earnings per share
Net income	$8,620	$133,740
Weighted average common shares outstanding	38,199,867	50,023,816
Share equivalents:
Warrants and options	679,820	1,583,024
Restricted stock units	575,436	482,390
LTIP awards	928,400	1,026,526

Weighted average common shares and common share equivalents outstanding — diluted	40,383,523	53,115,756

Diluted earnings per share	$0.21	$2.52

     For the three months ended March 31, 2011 and 2010, a weighted average of 429,241 and 516,385 employee stock options, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the three months ended March 31, 2011 and 2010 a weighted average of 11,307 and 9,471 RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.
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
     The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts. The reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table provides a summary of the segment results for the three months ended March 31, 2011 and 2010.

		International
Three months ended March 31, 2011	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$183,302	$111,325	$266,061	$560,688
Net premiums written	139,902	74,910	266,059	480,871
Net premiums earned	135,481	76,290	123,105	334,876
Net losses and loss expenses	(115,831)	(71,184)	(117,437)	(304,452)
Acquisition costs	(18,102)	1,856	(21,836)	(38,082)
General and administrative expenses	(30,799)	(20,728)	(16,429)	(67,956)

Underwriting loss	(29,251)	(13,766)	(32,597)	(75,614)
Net investment income				50,208
Net realized investment gains				50,376
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(767)
Interest expense				(13,742)
Foreign exchange gain				442

Income before income taxes				$10,903

Loss and loss expense ratio	85.5%	93.3%	95.4%	90.9%
Acquisition cost ratio	13.4%	(2.4%)	17.7%	11.4%
General and administrative expense ratio	22.7%	27.2%	13.3%	20.3%

Combined ratio	121.6%	118.1%	126.4%	122.6%

		International
Three months ended March 31, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$162,085	$121,422	$220,656	$504,163
Net premiums written	131,555	81,081	220,656	433,292
Net premiums earned	129,205	87,043	122,076	338,324
Other income	297	—	—	297
Net losses and loss expenses	(98,425)	(57,449)	(76,280)	(232,154)
Acquisition costs	(16,960)	(66)	(23,758)	(40,784)
General and administrative expenses	(27,114)	(21,845)	(14,504)	(63,463)

Underwriting (loss) income	(12,997)	7,683	7,534	2,220
Net investment income				68,902
Net realized investment gains				77,487
Net impairment charges recognized in earnings				(168)
Amortization and impairment of intangible assets				(892)
Interest expense				(9,528)
Foreign exchange loss				(1,076)

Income before income taxes				$136,945

Loss and loss expense ratio	76.2%	66.0%	62.5%	68.6%
Acquisition cost ratio	13.1%	0.1%	19.5%	12.1%
General and administrative expense ratio	21.0%	25.1%	11.9%	18.8%

Combined ratio	110.3%	91.2%	93.9%	99.5%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the three months ended March 31, 2011 and 2010. All inter-company premiums have been eliminated.

	Three Months Ended
	March 31,
	2011	2010
United States	$263,231	$245,280
Bermuda	146,331	127,782
Europe	51,876	52,160
Singapore	15,236	3,691
Hong Kong	4,197	4,379

Total net premiums written	$480,871	$433,292

15. COMMITMENTS AND CONTINGENCIES
     Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any allowance for doubtful accounts against the receivable balance. Of the $569,836 in insurance balances receivable as of March 31, 2011, $4,140 was past due over 90 days, which represented 0.7% of the total balance. Of the $529,927 in insurance balances receivable as of December 31, 2010, $2,658 was past due over 90 days, which represented 0.5% of the total balance.
16. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS
     The following tables present unaudited condensed consolidating financial information as of March 31, 2011, and December 31, 2010, and for the three months ended March 31, 2011 and 2010, for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the 5.50% Senior Notes and the 7.50% Senior Notes issued by Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Balance Sheet:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of March 31, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,245,694	$—	$7,245,694
Cash and cash equivalents	78,400	54,360	561,220	—	693,980
Insurance balances receivable	—	—	569,836	—	569,836
Prepaid reinsurance	—	—	175,348	—	175,348
Reinsurance recoverable	—	—	975,523	—	975,523
Net deferred acquisition costs	—	—	113,097	—	113,097
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	56,109	—	56,109
Balances receivable on sale of investments	—	—	363,151	—	363,151
Investments in subsidiaries	2,878,300	1,984,690	—	(4,862,990)	—
Due (to) from subsidiaries	(5,010)	(14,406)	19,416	—	—
Other assets	77	62,328	198,880	(53,620)	207,665

Total assets	$2,951,767	$2,086,972	$10,546,650	$(4,916,610)	$10,668,779

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,100,643	$—	$5,100,643
Unearned premiums	—	—	1,096,260	—	1,096,260
Reinsurance balances payable	—	—	91,852	—	91,852
Balances due on purchases of investments	—	—	567,918	—	567,918
Senior notes	—	797,761	—	—	797,761
Accounts payable and accrued liabilities	814	13,004	49,574	—	63,392

Total liabilities	814	810,765	6,906,247	—	7,717,826

Total shareholders’ equity	2,950,953	1,276,207	3,640,403	(4,916,610)	2,950,953

Total liabilities and shareholders’ equity	$2,951,767	$2,086,972	$10,546,650	$(4,916,610)	$10,668,779

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of December 31, 2010	Guarantor)	Issuer)	Subsidiaries	adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,183,554	$—	$7,183,554
Cash and cash equivalents	138,488	125,663	492,844	—	756,995
Insurance balances receivable	—	—	529,927	—	529,927
Prepaid reinsurance	—	—	187,287	—	187,287
Reinsurance recoverable	—	—	927,588	—	927,588
Net deferred acquisition costs	—	—	96,803	—	96,803
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	56,876	—	56,876
Balances receivable on sale of investments	—	—	188,408	—	188,408
Investments in subsidiaries	2,944,975	1,981,158	—	(4,926,133)	—
Due (to) from subsidiaries	(7,143)	(9,419)	16,562	—	—
Other assets	—	8,801	223,016	—	231,817

Total assets	$3,076,320	$2,106,203	$10,171,241	$(4,926,133)	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$4,879,188	$—	$4,879,188
Unearned premiums	—	—	962,203	—	962,203
Reinsurance balances payable	—	—	99,732	—	99,732
Balances due on purchases of investments	—	—	506,978	—	506,978
Senior notes	—	797,700	—	—	797,700
Accounts payable and accrued liabilities	500	18,111	87,399	—	106,010

Total liabilities	500	815,811	6,535,500	—	7,351,811

Total shareholders’ equity	3,075,820	1,290,392	3,635,741	(4,926,133)	3,075,820

Total liabilities and shareholders’ equity	$3,076,320	$2,106,203	$10,171,241	$(4,926,133)	$10,427,631

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Income Statement:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the three months ended March 31, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$560,688	$—	$560,688
Premiums ceded	—	—	(79,817)	—	(79,817)

Net premiums written	—	—	480,871	—	480,871
Change in unearned premiums			(145,995)	—	(145,995)

Net premiums earned	—	—	334,876	—	334,876
Net investment income	30	14	50,164	—	50,208
Net realized investment gains	—		50,376	—	50,376

	30	14	435,416	—	435,460

EXPENSES:
Net losses and loss expenses	—	—	304,452	—	304,452
Acquisition costs	—	—	38,082	—	38,082
General and administrative expenses	1,064	2,744	64,148	—	67,956
Amortization and impairment of intangible assets	—	—	767	—	767
Interest expense	—	13,742	—	—	13,742
Foreign exchange (gain) loss	(4)	241	(679)	—	(442)
Income tax expense	—	—	2,283	—	2,283

	1,060	16,727	409,053	—	426,840

(Loss) income before equity in earnings of consolidated subsidiaries	(1,030)	(16,713)	26,363	—	8,620
Equity in earnings of consolidated subsidiaries	9,650	—	—	(9,650)	—

NET INCOME (LOSS)	$8,620	$(16,713)	$26,363	$(9,650)	$8,620

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the three months ended March 31, 2010	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$504,163	$—	$504,163
Premiums ceded	—	—	(70,871)	—	(70,871)

Net premiums written	—	—	433,292	—	433,292
Change in unearned premiums	—	—	(94,968)	—	(94,968)

Net premiums earned	—	—	338,324	—	338,324
Net investment income	—		68,902	—	68,902
Net realized investment gains	—	—	77,487	—	77,487
Net impairment charges recognized in earnings	—	—	(168)	—	(168)
Other income	—	—	297	—	297

	—	—	484,842	—	484,842

EXPENSES:
Net losses and loss expenses	—	—	232,154	—	232,154
Acquisition costs	—	—	40,784	—	40,784
General and administrative expenses	—	3,482	59,981	—	63,463
Amortization and impairment of intangible assets	—	—	892	—	892
Interest expense	—	9,528	—	—	9,528
Foreign exchange loss	—	—	1,076	—	1,076
Income tax expense	—	—	3,205	—	3,205

	—	13,010	338,092	—	351,102

(Loss) income before equity in earnings of consolidated subsidiaries	—	(13,010)	146,750	—	133,740
Equity in earnings of consolidated subsidiaries	—	146,750	—	(146,750)	—

NET INCOME (LOSS)	$—	$133,740	$146,750	$(146,750)	$133,740

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Cash Flows:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the three months ended March 31, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$8,620	$(16,713)	$26,363	$(9,650)	$8,620
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(9,650)	—	—	9,650	—
Stock compensation expenses	121	—	5,729	—	5,850
Amortization of discount on senior notes	—	61	—	—	61
Other assets	(77)	5,019	(148,233)	—	(143,291)
Accounts payable and accrued liabilities	(1,819)	143	311,940	—	310,264
Interest payable	—	(5,250)	—	—	(5,250)

Net cash provided by (used in) operating activities	(2,805)	(16,740)	195,799	—	176,254

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(352)	—	(352)

Purchase of fixed maturity investments — trading	—	—	(2,332,315)	—	(2,332,315)
Purchases of equity securities and other invested assets	—	—	(268,941)	—	(268,941)

Sales of fixed maturity investments — available for sale	—	—	340,418	—	340,418
Sales of fixed maturity investments — trading	—	—	2,036,961	—	2,036,961

Sale of equity securities and other invested assets	—	—	52,644	—	52,644
Other	—		42,712		42,712

Net cash used in investing activities	—	—	(128,873)	—	(128,873)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,224	—	—	—	3,224
Share repurchase	(60,000)	—	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Other	(507)	(943)	1,450	—	—

Net cash (used in) provided by financing activities	(57,283)	(54,563)	1,450	—	(110,396)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(60,088)	(71,303)	68,376	—	(63,015)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,400	$54,360	$561,220	$—	$693,980

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the three months ended March 31, 2010	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$—	$133,740	$146,750	$(146,750)	$133,740
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	—	(146,750)	—	146,750	—
Dividends received from subsidiaries	—	80,000	—	(80,000)	—
Stock compensation expenses	—	104	9,423	—	9,527
Amortization of discount on senior notes	—	32	—	—	32
Other assets	—	(725)	(174,760)	—	(175,485)
Accounts payable and accrued liabilities	—	2,667	123,610	—	126,277
Interest payable	—	(9,375)	—	—	(9,375)

Net cash provided by (used in) operating activities	—	59,693	105,023	(80,000)	84,716

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(85,767)	—	(85,767)

Purchase of fixed maturity investments — trading	—	—	(2,075,196)	—	(2,075,196)
Purchases of equity securities and other invested assets	—	—	(71,802)	—	(71,802)

Sales of fixed maturity investments — available for sale	—	—	1,304,598	—	1,304,598
Sales of fixed maturity investments — trading	—	—	960,823	—	960,823
Sale of other invested assets	—	—	884	—	884
Other	—	(1,854)	40,809	—	38,955

Net cash provided by (used in) investing activities	—	(1,854)	74,349	—	72,495

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	—	—	(80,000)	80,000	—
Proceeds from the exercise of stock options	—	2,735	—	—	2,735

Net cash provided by (used in) financing activities	—	2,735	(80,000)	80,000	2,735

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	60,574	99,372	—	159,946
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	53,849	238,339	—	292,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$114,423	$337,711	$—	$452,134

17. SUBSEQUENT EVENTS
     The Company’s proposal to pay dividends in the form of a distribution by way of par value reductions was approved by its shareholders on May 5, 2011. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share and the Company expects to distribute such dividends in August 2011, October 2011, January 2012 and April 2012. Dividend payments will be subject to Swiss law and other related factors described in the Company’s 2011 Proxy Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to “Allied World Bermuda” means only Allied World Assurance Company Holdings, Ltd, a Bermuda holding company. References to “our insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-Q to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-Q to Holdings’ “common shares” means its registered voting shares and non-voting participation certificates.
Note on Forward-Looking Statement
     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2011 (the “2010 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of March 31, 2011, we had approximately $10.7 billion of total assets, $3.0 billion of total shareholders’ equity and $3.7 billion of total capital, which includes shareholders’ equity and senior notes.
     During the three months ended March 31, 2011, we experienced premium rate declines across all of our operating segments and most lines of business. We believe the premium rate decreases are due to increased competition, increased capacity and a favorable loss environment. We expect this trend to continue through 2011. Despite the challenging pricing environment, we believe that there are opportunities where certain products have adequate premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $56.5 million, or 11.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our net income for the three months ended March 31, 2011 decreased by $125.1 million, or 93.6%, to $8.6 million compared to $133.7 million for the three months ended March 31, 2010. The decrease was primarily due to higher net losses and loss expenses from property catastrophe losses of $132.2 million in the Asia-Pacific region.

Financial Highlights

	Three Months Ended March 31,
	2011	2010
	($ in millions except share, per share and percentage data)

Gross premiums written	$560.7	$504.2
Net income	8.6	133.7
Operating (loss) income	(41.3)	61.3
Basic earnings per share:
Net income	$0.23	$2.67
Operating (loss) income	$(1.08)	$1.23
Diluted earnings per share:
Net income	$0.21	$2.52
Operating (loss) income	$(1.02)	$1.16
Weighted average common shares outstanding:
Basic	38,199,867	50,023,816
Diluted	40,383,523	53,115,756
Basic book value per common share	$77.86	$66.17
Diluted book value per common share	$74.23	$61.59
Annualized return on average equity (ROAE), net income	1.2%	17.1%
Annualized ROAE, operating (loss) income	(5.6%)	7.8%
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
Operating (loss) income & operating (loss) income per share
     Operating income is an internal performance measure used in the management of our operations and represents after tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, impairment of intangible assets and foreign exchange gain or loss. We exclude net realized investment gains or losses, net impairment charges recognized in earnings and net foreign exchange gain or loss from our calculation of operating income because the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities and other factors. We exclude impairment of intangible assets as these are non-recurring charges. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended March 31,
	2011	2010
	($ in millions except per share data)
Net income	$8.6	$133.7
Add after tax affect of:
Net realized investment gains	(49.5)	(73.6)
Net impairment charges recognized in earnings	—	0.1
Foreign exchange (gain) loss	(0.4)	1.1

Operating (loss) income	$(41.3)	$61.3

Basic per share data:
Net income	$0.23	$2.67
Add after tax affect of:
Net realized investment gains	(1.30)	(1.47)
Net impairment charges recognized in earnings	—	—
Foreign exchange (gain) loss	(0.01)	0.03

Operating (loss) income	$(1.08)	$1.23

Diluted per share data:
Net income	$0.21	$2.52
Add after tax affect of:
Net realized investment gains	(1.22)	(1.38)
Net impairment charges recognized in earnings	—	—
Foreign exchange (gain) loss	(0.01)	0.02

Operating (loss) income	$(1.02)	$1.16

Diluted book value per share
     We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	Three Months Ended March 31,
	2011	2010
	($ in millions except share
	and per share data)
Price per share at period end	$62.69	$44.85

Total shareholders’ equity	$2,951.0	$3,338.8

Basic common shares outstanding	37,899,699	50,459,000
Add:
Unvested restricted share units	475,679	801,540
Performance based equity awards	920,164	1,409,984
Dilutive options/warrants outstanding	1,674,993	6,702,546
Weighted average exercise price per share	$45.47	$34.53
Deduct:
Options bought back via treasury method	(1,215,020)	(5,159,746)

Common shares and common share equivalents outstanding	39,755,515	54,213,324

Basic book value per common share	$77.86	$66.17
Diluted book value per common share	$74.23	$61.59
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

	Three Months Ended March 31,
	2011	2010
	($ in millions except percentage data)
Opening shareholders’ equity	$3,075.8	$3,213.3
Deduct: accumulated other comprehensive income	(57.1)	(149.8)

Adjusted opening shareholders’ equity	$3,018.7	$3,063.5

Closing shareholders’ equity	$2,951.0	$3,338.8
Deduct: accumulated other comprehensive income	(33.0)	(142.3)

Adjusted closing shareholders’ equity	$2,918.0	$3,196.5

Average shareholders’ equity	$2,968.3	$3,130.0

Net income available to shareholders	$8.6	$133.7
Annualized return on average shareholders’ equity — net income available to shareholders	1.2%	17.1%

Operating (loss) income available to shareholders	$(41.3)	$61.3
Annualized return on average shareholders’ equity — operating (loss) income available to shareholders	(5.6%)	7.8%

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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments, other than temporary impairment (“OTTI”) of investments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies please refer to our 2010 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)
Gross premiums written	$560.7	$504.2

Net premiums written	$480.9	$433.3

Net premiums earned	334.9	338.3
Net investment income	50.2	68.9
Net realized investment gains	50.4	77.5
Net impairment charges recognized in earnings	—	(0.2)
Other income	—	0.3

	$435.5	$484.8

Net losses and loss expenses	$304.4	$232.1
Acquisition costs	38.1	40.9
General and administrative expenses	68.0	63.4
Amortization and impairment of intangible assets	0.8	0.9
Interest expense	13.7	9.5
Foreign exchange (gain) loss	(0.4)	1.1

	$424.6	$347.9

Income before income taxes	$10.9	$136.9
Income tax expense	2.3	3.2

Net income	$8.6	$133.7

Ratios
Loss and loss expense ratio	90.9%	68.6%
Acquisition cost ratio	11.4%	12.1%
General and administrative expense ratio	20.3%	18.8%
Expense ratio	31.7%	30.9%
Combined ratio	122.6%	99.5%
Comparison of Three Months Ended March 31, 2011 and 2010
Premiums
     Gross premiums written increased by $56.5 million, or 11.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $21.2 million, or 13.1%. The increase in gross premiums written was primarily due to increased new business, including from new products, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
•	Gross premiums written in our international insurance segment decreased by $10.1 million, or 8.3%, due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our reinsurance segment increased by $45.5 million, or 20.6%. The increase in gross premiums written was primarily due to increased new business, including gross premiums written by our new global marine and specialty division and the build-out of our international platform.
     The table below illustrates our gross premiums written by geographic location for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
United States	$306.6	$275.8	$30.8	11.2%
Bermuda	170.5	154.2	16.3	10.6
Europe	64.1	66.1	(2.0)	(3.0)
Singapore	15.2	3.7	11.5	310.8
Hong Kong	4.3	4.4	(0.1)	(2.3)

	$560.7	$504.2	$56.5	11.2%

     Net premiums written increased by $47.6 million, or 11.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 14.2% of gross premiums written for the three months ended March 31, 2011 compared to 14.1% for the same period in 2010.
     Net premiums earned decreased by $3.4 million, or 1.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This was as a result of the impact of the commutation of swing-rated reinsurance contracts during the three months ended March 31, 2010, which added $9.3 million to net premiums earned. There was no commutation during the three months ended March 31, 2011. Additionally, downward adjustments on estimated premiums, the majority of which was fully earned, were higher by $3.7 million during the three months ended March 31, 2011 compared to the same period in 2010. There also was a decrease in net premiums earned in our international insurance segment during the three months ended March 31, 2011 as a result of lower net premiums written in 2010. This was partially offset by higher net premiums earned for the U.S. insurance segment, driven by premium growth of our U.S. operations.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended March 31,
	2011	2010	2011	2010
U.S. insurance	32.7%	32.1%	40.4%	38.2%
International insurance	19.8%	24.1%	22.8%	25.7%
Reinsurance	47.5%	43.8%	36.8%	36.1%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $18.7 million, or 27.1%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to equity securities and hedge funds, which contribute to our total return but carry little or no current yield. We increased our equity and hedge fund investments by $479.1 million between March 31, 2010 and March 31, 2011. The annualized period book yield of the investment portfolio for the three months ended March 31, 2011 and 2010 was 2.6% and 3.7%, respectively, and the financial statement total return of our investment portfolio was 1.0% for the three months ended March 31, 2011. Investment management expenses of $3.3 million and $2.6 million were incurred during the three months ended March 31, 2011 and 2010, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes (equities).
     As of March 31, 2011, approximately 95.8% of our fixed income investments consisted of investment grade securities. As of March 31, 2011, the average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa3 as rated by Moody’s. As of December 31, 2010, the average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s. The average duration of fixed maturity investments and cash and cash equivalents was approximately 2.8 years as of March 31, 2011 and 3.5 years as of March 31, 2010.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the three months ended March 31, 2011, we recognized $50.4 million in net realized investment gains compared to net realized investment gains of $77.5 million during the three months ended March 31, 2010. During the three months ended March 31, 2011, we did not recognize any net impairment charges compared to $0.2 million during the three months ended March 31, 2010. Net realized investment gains of $50.4 million for the three months ended March 31, 2011 were comprised of the following:
•	Net realized investment gains of $16.1 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio from U.S. treasury and agency securities into equity securities, hedge fund investments and future contracts.

•	Net realized investment gains of $34.3 million related to mark-to-market adjustments.

Mark-to-Market Adjustments
for the Three Months Ended
March 31, 2011
($ in millions)
Fixed maturity investments accounted for as trading securities	$13.5
Hedge funds and equity securities	20.8

Total	$34.3

     Net realized investment gains of $77.5 million for the three months ended March 31, 2010 were comprised of the following:
•	Net realized investment gains of $45.3 million from the sale of securities.

•	Net realized investment gains of $32.2 million primarily related to the mark-to-market adjustments for our hedge fund investments and fixed maturity investments that are accounted for as trading securities.
Other Income
     The other income of $0.3 million for the three months ended March 31, 2010 represented fee income from our program administrator and wholesale brokerage operations, which we sold during the third quarter of 2010.
Net Losses and Loss Expenses
     Net losses and loss expenses increased by $72.3 million, or 31.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in net losses and loss expenses was due to higher catastrophe loss activity in the current period, which included estimated net losses and loss expenses incurred of $19.0 million for the Australian storms, $38.2 million for the New Zealand earthquake and $75.0 million for the Tohoku earthquake and tsunami. During the three months ended March 31, 2010, we incurred $86.5 million of net losses and loss expenses related to the earthquakes in Haiti and Chile, a Connecticut power plant explosion and European windstorms. We also recognized lower net favorable prior year reserve development for the three months ended March 31, 2011 compared to March 31, 2010.
     We recorded net favorable reserve development related to prior years of $44.3 million and $73.9 million during the three months ended March 31, 2011 and 2010, respectively. The following table shows the net favorable reserve development of $44.3 million by loss year for each of our segments for the three months ended March 31, 2011. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
U.S. insurance	$(0.1)	$(0.8)	$(1.7)	$(5.9)	$25.0	$0.1	$(1.7)	$(1.1)	$8.4	$22.2
International insurance	1.5	(2.7)	1.9	(17.2)	(4.3)	(7.8)	3.6	(1.4)	(2.2)	(28.6)
Reinsurance	—	(2.1)	(2.6)	(11.8)	(5.9)	(3.3)	(2.4)	(8.8)	(1.0)	(37.9)

	$1.4	$(5.6)	$(2.4)	$(34.9)	$14.8	$(11.0)	$(0.5)	$(11.3)	$5.2	$(44.3)

     The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development of $25.0 million in our U.S. insurance segment for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion.
     The following table shows the favorable reserve development of $73.9 million by loss year for each of our segments for the three months ended March 31, 2010.

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
U.S. insurance	$(0.4)	$(1.0)	$(7.6)	$(2.5)	$0.3	$2.1	$4.8	$0.7	$(3.6)
International insurance	—	(2.2)	(20.0)	(28.9)	(10.0)	(4.5)	7.4	0.6	(57.6)
Reinsurance	(0.8)	0.3	(3.0)	(3.9)	(0.4)	(0.9)	(2.5)	(1.5)	(12.7)

	$(1.2)	$(2.9)	$(30.6)	$(35.3)	$(10.1)	$(3.3)	$9.7	$(0.2)	$(73.9)

     The loss and loss expense ratio for the three months ended March 31, 2011 was 90.9% compared to 68.6% for the three months ended March 31, 2010. Net favorable reserve development recognized during the three months ended March 31, 2011 reduced the loss and loss expense ratio by 13.2 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 104.1%. Net favorable reserve development recognized and the impact of the commutation during the three months ended March 31, 2010 reduced the loss and loss expense ratio by 21.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 90.4%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $132.2 million of losses from global catastrophes during the three months ended March 31, 2011, as previously discussed, which contributed 39.5 percentage points to the current year’s loss and loss expense ratio.
     The following table shows the components of the increase in net losses and loss expenses of $72.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

	Three Months Ended
	March 31,		Dollar
	2011	2010	Change
	($ in millions)
Net losses paid	$136.0	$136.0	$—
Net change in reported case reserves	112.3	6.2	106.1
Net change in IBNR	56.1	89.9	(33.8)

Net losses and loss expenses	$304.4	$232.1	$72.3

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,951.6	$3,841.8
Incurred related to:
Commutation of variable-rated reinsurance contracts	—	8.9
Current period non-catastrophe	216.5	232.1
Current period property catastrophe	132.2	65.0
Prior period non-catastrophe	(35.3)	(72.9)
Prior period property catastrophe	(9.0)	(1.0)

Total incurred	$304.4	$232.1
Paid related to:
Current period non-catastrophe	1.6	6.3
Current period property catastrophe	—	0.4
Prior period non-catastrophe	128.3	123.4
Prior period property catastrophe	6.1	5.9

Total paid	$136.0	$136.0
Foreign exchange revaluation	5.1	(5.0)

Net reserve for losses and loss expenses, March 31	4,125.1	3,932.9
Losses and loss expenses recoverable	975.5	920.5

Reserve for losses and loss expenses, March 31	$5,100.6	$4,853.4

Acquisition Costs
     Acquisition costs decreased by $2.8 million, or 6.8%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in acquisition costs was primarily due to a change in the business mix for our reinsurance segment where we wrote a larger percentage of excess-of-loss contracts that carry lower acquisition costs than quota share contracts. Acquisition costs as a percentage of net premiums earned were 11.4% for the three months ended March 31, 2011 compared to 12.1% for the same period in 2010.
General and Administrative Expenses
     General and administrative expenses increased by $4.6 million, or 7.3%, for the three months ended March 31, 2011 compared to the same period in 2010. The increase in general and administrative expenses was primarily due to an increase in global headcount from 664 at March 31, 2010 to 686 at March 31, 2011 resulting in an overall increase in salary and related costs of $1.9 million offset by a decrease in stock compensation expense. We also incurred approximately $1.8 million in costs during the quarter related to the operations of Syndicate 2232, and we incurred an increase of approximately $1.5 million in building related expenses as a result of the expansion of several of our offices.
     Our general and administrative expense ratio was 20.3% for the three months ended March 31, 2011, which was higher than the 18.8% for the three months ended March 31, 2010. The increase was primarily due to the factors discussed above.
     Our expense ratio was 31.7% for the three months ended March 31, 2011 compared to 30.9% for the three months ended March 31, 2010 primarily due to an increase in the general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased $0.1 million, or 11.1%, for the three months ended March 31, 2011 compared the three months ended March 31, 2010. The decrease was due to the non-compete covenants related to the acquisition of Darwin being fully amortized during 2010. No impairment of intangible assets was recognized during the three months ended March 31, 2011 and March 31, 2010, respectively.
Interest Expense
     Interest expense increased $4.2 million, or 44.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of additional interest expense on our 5.50% senior notes that were issued by Allied World Bermuda in November 2010.
Net Income
     Net income for the three months ended March 31, 2011 was $8.6 million compared to $133.7 million for the three months ended March 31, 2010. The decrease was primarily the result of higher net loss and loss expenses. Net income for the three months ended March 31, 2011 included a net foreign exchange gain of $0.4 million and an income tax expense of $2.3 million. Net income for the three months ended March 31, 2010 included a net foreign exchange loss of $1.1 million and an income tax expense of $3.2 million.
Underwriting Results by Operating Segments
     Our company is organized into three operating segments:
     U.S. Insurance Segment. The U.S. insurance segment includes our direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts.
     International Insurance Segment. The international insurance segment includes our direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts.
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

U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)
Revenues
Gross premiums written	$183.3	$162.1
Net premiums written	139.9	131.6
Net premiums earned	135.5	129.2
Other income	—	0.3
Expenses
Net losses and loss expenses	$115.8	$98.4
Acquisition costs	18.1	17.0
General and administrative expenses	30.8	27.1
Underwriting loss	(29.2)	(13.0)
Ratios
Loss and loss expense ratio	85.5%	76.2%
Acquisition cost ratio	13.4%	13.1%
General and administrative expense ratio	22.7%	21.0%
Expense ratio	36.1%	34.1%
Combined ratio	121.6%	110.3%
Comparison of Three Months Ended March 31, 2011 and 2010
     Premiums. Gross premiums written increased by $21.2 million, or 13.1%, for the three months ended March 31, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to higher volume from new products, specifically in our general casualty and environmental lines of business, where we believe profitable underwriting opportunities exist. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition, particularly in our healthcare and general property lines of business.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Professional liability(1)	$55.0	$45.3	$9.7	21.4%
Healthcare	45.3	47.5	(2.2)	(4.6)
General casualty	41.0	28.0	13.0	46.4
Programs	19.9	24.8	(4.9)	(19.8)
General property	13.6	16.5	(2.9)	(17.6)
Other	8.5	—	8.5	n/a *

	$183.3	$162.1	$21.2	13.1%

*	n/a: not applicable

(1)	Includes our i-bind line of business
     Net premiums written increased by $8.3 million, or 6.3%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in net premiums written was due to higher gross premiums written. We ceded 23.7% of gross premiums written for the three months ended March 31, 2011 compared to 18.8% for the same period in 2010. The increase in the ceded premium ratio was primarily due to the commutation of certain variable-rated reinsurance contracts with swing-rated provisions of $9.3 million during the three months ended March 31, 2010.

     Net premiums earned increased $6.3 million, or 4.9%, for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the growth of our U.S. insurance operations during 2010, partially offset by the $9.3 million commutation during the three months ended March 31, 2010, which was fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $17.4 million, or 17.7%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in net losses and loss expenses was primarily due to unfavorable prior year reserve development in the 2006 loss year related to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion. In addition, there were increased property losses of $3.6 million as a result of winter storms in the U.S. Midwest and Northeast.
     Overall, our U.S. insurance segment recorded net unfavorable reserve development of $22.2 million during the three months ended March 31, 2011 compared to net favorable reserve development of $3.6 million for the three months ended March 31, 2010, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$—	$(0.1)	$(0.7)	$24.3	$(0.2)	$0.4	$(1.6)	$6.3	$28.4
Healthcare	(0.1)	(0.5)	(0.5)	1.0	0.6	0.3	(1.1)	0.5	0.1	0.3
General casualty	—	(0.3)	(0.8)	(5.6)	—	—	—	—	—	(6.7)
General property	—	—	(0.3)	(0.6)	0.1	—	(1.1)	(0.3)	1.2	(1.0)
Programs	—	—	—	—	—	—	0.1	0.3	0.8	1.2

	$(0.1)	$(0.8)	$(1.7)	$(5.9)	$25.0	$0.1	$(1.7)	$(1.1)	$8.4	$22.2

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$—	$—	$(0.5)	$(0.2)	$(0.1)	$0.4	$0.9	$—	$0.5
Healthcare	(0.4)	(0.4)	(0.7)	(1.7)	0.4	—	1.0	—	(1.8)
General casualty	—	(0.6)	(6.4)	—	—	(1.0)	3.6	—	(4.4)
General property	—	—	—	(0.6)	—	1.7	(1.0)	—	0.1
Programs	—	—	—	—	—	1.0	0.3	0.7	2.0

	$(0.4)	$(1.0)	$(7.6)	$(2.5)	$0.3	$2.1	$4.8	$0.7	$(3.6)

     The loss and loss expense ratio for the three months ended March 31, 2011 was 85.5% compared to 76.2% for the three months ended March 31, 2010. Net unfavorable reserve development recognized during the three months ended March 31, 2011 increased the loss and loss expense ratio by 16.4 percentage points. Thus, the loss and loss expense ratio for the current loss year was 69.1%. In comparison, net favorable reserve development and the impact of the commutation adjustment to ceded IBNR recognized in the three months ended March 31, 2010 decreased the loss and loss expense ratio by 1.5 percentage points. Thus, the loss and loss expense ratio for that loss year was 77.7%. The decrease in the loss and loss expense ratio was primarily due to a $12.0 million net loss on a Connecticut power plant explosion during the three months ended March 31, 2010.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,035.1	$901.9
Incurred related to:
Commutation of variable-rated reinsurance contracts	—	8.9
Current period non-catastrophe	93.6	93.1
Current period property catastrophe	—	—
Prior period non-catastrophe	23.8	(3.4)
Prior period property catastrophe	(1.6)	(0.2)

Total incurred	$115.8	$98.4
Paid related to:
Current period non-catastrophe	0.5	0.7
Current period property catastrophe	—	—
Prior period non-catastrophe	40.5	28.0
Prior period property catastrophe	—	(0.3)

Total paid	$41.0	$28.4
Net reserve for losses and loss expenses, March 31	1,109.9	971.9
Losses and loss expenses recoverable	425.8	365.9

Reserve for losses and loss expenses, March 31	$1,535.7	$1,337.8

     Acquisition costs. Acquisition costs increased by $1.1 million, or 6.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio increased to 13.4% for the three months ended March 31, 2011 from 13.1% for the same period in 2010.
     General and administrative expenses. General and administrative expenses increased by $3.7 million, or 13.7%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in the general and administrative expense ratio from 21.0% for the three months ended March 31, 2010 to 22.7% for the same period in 2011 was primarily due to the impact of the commutation on net premiums earned during the three months ended March 31, 2010. Excluding the impact of the commutation adjustment, the prior period ratio would have been 22.6%.

International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)
Revenues
Gross premiums written	$111.3	$121.4
Net premiums written	74.9	81.1
Net premiums earned	76.3	87.0
Expenses
Net losses and loss expenses	$71.2	$57.4
Acquisition costs	(1.8)	0.1
General and administrative expenses	20.7	21.8
Underwriting (loss) income	(13.8)	7.7
Ratios
Loss and loss expense ratio	93.3%	66.0%
Acquisition cost ratio	(2.4%)	0.1%
General and administrative expense ratio	27.2%	25.1%
Expense ratio	24.8%	25.2%
Combined ratio	118.1%	91.2%
Comparison of Three Months Ended March 31, 2011 and 2010
     Premiums. Gross premiums written decreased by $10.1 million, or 8.3%, for the three months ended March 31, 2011 compared to the same period in 2010. The decrease in gross premiums written was due to the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment. The decrease includes the non-renewal of one general property policy which was previously written during the three months ended March 31, 2010 for $5.1 million in addition to the non-renewal of several policies totaling $5.0 million in our general casualty line of business.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
General property	$37.2	$39.7	$(2.5)	(6.3)%
Professional liability	28.9	27.2	1.7	6.3
General casualty	23.4	31.7	(8.3)	(26.2)
Healthcare	20.6	22.8	(2.2)	(9.6)
Other	1.2	—	1.2	n/a

	$111.3	$121.4	$(10.1)	(8.3)%

     Net premiums written decreased $6.2 million, or 7.6%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in net premiums written was due to the decrease in gross premiums written. We ceded to reinsurers 32.7% of gross premiums written for the three months ended March 31, 2011 compared to 33.2% for the three months ended March 31, 2010. Net premiums earned decreased $10.7 million, or 12.3%, primarily due to lower net premiums written during 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $13.8 million, or 24.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in net losses and loss expenses was due to higher loss activity in the current year, which included net losses and loss expenses incurred from the Australian storms and New Zealand earthquake of $4.0 million and $9.7 million, respectively, $29.5 million related to the Tohoku earthquake and tsunami and lower net favorable prior year reserve development.

     Overall, our international insurance segment recorded net favorable reserve development of $28.6 million during the three months ended March 31, 2011 compared to net favorable reserve development of $57.6 million for the three months ended March 31, 2010, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General property	$—	$(0.1)	$(0.4)	$(2.0)	$0.8	$(0.1)	$(5.4)	$(8.6)	$(2.2)	$(18.0)
Professional liability	2.0	(1.0)	(2.5)	(4.3)	(8.1)	—	9.0	—	—	(4.9)
General casualty	(0.5)	(1.3)	5.2	(10.4)	11.3	(7.7)	—	7.2	—	3.8
Healthcare	—	(0.3)	(0.4)	(0.5)	(8.3)	—	—	—		(9.5)

	$1.5	$(2.7)	$1.9	$(17.2)	$(4.3)	$(7.8)	$3.6	$(1.4)	$(2.2)	$(28.6)

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General property	$—	$(0.1)	$(0.3)	$(0.7)	$(5.3)	$(4.5)	$(3.9)	$0.6	$(14.2)
Professional liability	—	(0.2)	(3.3)	(17.9)	—	—	—	—	(21.4)
General casualty	—	(1.6)	(16.0)	(2.4)	(4.7)	—	11.3	—	(13.4)
Healthcare	—	(0.3)	(0.4)	(7.9)	—	—	—	—	(8.6)

	$—	$(2.2)	$(20.0)	$(28.9)	$(10.0)	$(4.5)	$7.4	$0.6	$(57.6)

     The loss and loss expense ratio for the three months ended March 31, 2011 was 93.3%, compared to 66.0% for the three months ended March 31, 2010. The net favorable reserve development recognized during the three months ended March 31, 2011 decreased the loss and loss expense ratio by 37.5 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 130.8%. Comparatively, the net favorable reserve development recognized during the three months ended March 31, 2010 decreased the loss and loss expense ratio by 66.2 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 132.2%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to a decrease in catastrophe losses compared to the three months ended March 31, 2010, which included $57.5 million related to the earthquakes in Haiti and Chile and contributed 66.1 percentage points to that year’s loss and loss expense ratio. The $43.2 million of losses from the Australian storms, New Zealand earthquake and Tohoku earthquake and tsunami during the three months ended March 31, 2011 contributed 56.6 percentage points to the current year’s loss and loss expense ratio.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,695.7	$1,790.1
Incurred related to:
Current period non-catastrophe	56.6	65.0
Current period property catastrophe	43.2	50.0
Prior period non-catastrophe	(24.5)	(58.2)
Prior period property catastrophe	(4.1)	0.6

Total incurred	$71.2	$57.4
Paid related to:
Current period non-catastrophe	0.6	5.6
Current period property catastrophe	—	—
Prior period non-catastrophe	46.9	56.0
Prior period property catastrophe	2.7	4.9

Total paid	$50.2	$66.5
Foreign exchange revaluation	5.1	(5.0)

Net reserve for losses and loss expenses, March 31	1,721.8	1,776.0
Losses and loss expenses recoverable	549.1	553.3

Reserve for losses and loss expenses, March 31	$2,270.9	$2,329.3

     Acquisition costs. Acquisition costs decreased by $1.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased from 0.1% for the three months ended March 31, 2010 to negative 2.4% for the three months ended March 31, 2011.
     General and administrative expenses. General and administrative expenses decreased $1.1 million, or 5.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation expense. The general and administrative expense ratios for the three months ended March 31, 2011 and 2010 were 27.2% and 25.1%, respectively. The increase was due to a lower decrease in general and administrative expenses compared to the decrease in net premiums earned.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)
Revenues
Gross premiums written	$266.1	$220.6
Net premiums written	266.0	220.6
Net premiums earned	123.1	122.1
Expenses
Net losses and loss expenses	$117.4	$76.3
Acquisition costs	21.8	23.8
General and administrative expenses	16.4	14.5
Underwriting (loss) income	(32.5)	7.5
Ratios
Loss and loss expense ratio	95.4%	62.5%
Acquisition cost ratio	17.7%	19.5%
General and administrative expense ratio	13.3%	11.9%
Expense ratio	31.0%	31.4%
Combined ratio	126.4%	93.9%
Comparison of Three Months Ended March 31, 2011 and 2010
     Premiums. Gross premiums written increased by $45.5 million, or 20.6%, for the three months ended March 31, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to $18.0 million of new business related to our new global marine and specialty division in our specialty reinsurance line of business, in addition to increased writings in our international reinsurance lines of business with the build out of our London and Singapore offices, including business written through Lloyd’s Syndicate 2232. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and higher net downward adjustments. Downward adjustments on estimated premiums were higher by $3.7 million during the three months ended March 31, 2011 compared to same period in 2010.
     During the three months ended March 31, 2011, our Bermuda, U.S., European and Singapore reinsurance operations had gross premiums written of $97.4 million, $123.4 million, $30.4 million and $14.9 million, respectively. During the three months ended March 31, 2010, our Bermuda, U.S., European and Singapore reinsurance operations had gross premiums written of $80.3 million, $113.7 million, 23.0, and $3.6 million, respectively.
     The table below illustrates our gross premiums written by line of business for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,		Dollar	Percentage
	2011	2010	Change	Change
		($ in millions)
Property reinsurance	$76.0	$60.6	$15.4	25.4%
International reinsurance	58.2	41.1	17.1	41.6
General casualty reinsurance*	55.7	66.9	(11.2)	(16.7)
Specialty reinsurance	40.6	15.7	24.9	158.6
Professional liability reinsurance	35.6	36.3	(0.7)	(1.9)

	$266.1	$220.6	$45.5	20.6%

*	Includes our facultative reinsurance line of business
     Net premiums written increased by $45.4 million, or 20.6%, which is consistent with the increase in gross premiums written. Net premiums earned increased $1.0 million, or 0.8%, due to the increase in net premiums written. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses increased by $41.1 million, or 53.9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in net losses and loss expenses was due to higher loss activity in the current year, which included net losses and loss expenses incurred from the Australian storms and New Zealand earthquake of $15.0 million and $28.5 million, respectively, $45.5 million related to the Tohoku earthquake and tsunami, partially offset by higher net favorable prior year reserve development. The current year’s losses were partially offset by higher net favorable prior year reserve development recognized during the three months ended March 31, 2011 compared to the same period in 2010.
     Overall, our reinsurance segment recorded net favorable prior year reserve development of $37.9 million and $12.7 million during the three months ended March 31, 2011 and 2010, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Property reinsurance	$—	$(0.4)	$(0.1)	$(1.3)	$(1.0)	$(2.2)	$(1.6)	$(0.9)	$—	$(7.5)
International reinsurance	—	—	(0.5)	(1.5)	(0.1)	(0.2)	(0.2)	(2.1)	(1.8)	(6.4)
General casualty reinsurance	(0.1)	(2.0)	(1.9)	(5.1)	(0.7)	(0.5)	(0.1)	—	2.8	(7.6)
Professional liability reinsurance	0.1	0.3	(0.1)	(3.9)	(4.1)	(0.4)	(0.3)	—	—	(8.4)
Specialty reinsurance	—	—	—	—	—	—	(0.2)	(5.8)	(2.0)	(8.0)

	$—	$(2.1)	$(2.6)	$(11.8)	$(5.9)	$(3.3)	$(2.4)	$(8.8)	$(1.0)	$(37.9)

	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$—	$—	$(0.1)	$(1.3)	$—	$—	$0.6	$(1.5)	$(2.3)
International reinsurance	(0.1)	(0.1)	(0.1)	(0.2)	—	—	—	—	(0.5)
General casualty reinsurance	—	0.8	(0.1)	(2.9)	(0.4)	—	—	—	(2.6)
Professional liability reinsurance	(0.7)	(0.4)	(2.7)	—	—	—	—	—	(3.8)
Specialty reinsurance	—	—	—	0.5	—	(0.9)	(3.1)	—	(3.5)

	$(0.8)	$0.3	$(3.0)	$(3.9)	$(0.4)	$(0.9)	$(2.5)	$(1.5)	$(12.7)

     The loss and loss expense ratio for the three months ended March 31, 2011 was 95.4%, compared to 62.5% for the three months ended March 31, 2010. Net favorable reserve development recognized during the three months ended March 31, 2011 reduced the loss and loss expense ratio by 30.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 126.2%. In comparison, net favorable reserve development recognized in the three months ended March 31, 2010 reduced the loss and loss expense ratio by 10.4 percentage points. Thus, the loss and loss expense ratio related to that loss year was 72.9%.The increase in the loss and loss expense ratio for the current loss year was primarily due to the $89.0 million of losses from the Australian storms, New Zealand earthquake and Tohoku earthquake and tsunami during the three months ended March 31, 2011, discussed above, which contributed 72.3 percentage points to the loss and loss expense ratio for the three months ended March 31, 2011.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses for the three months ended March 31, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,220.8	$1,149.8
Incurred related to:
Current period non-catastrophe	66.3	74.0
Current period property catastrophe	89.0	15.0
Prior period non-catastrophe	(34.6)	(11.3)
Prior period property catastrophe	(3.3)	(1.4)

Total incurred	$117.4	$76.3
Paid related to:
Current period non-catastrophe	0.5	—
Current period property catastrophe	—	0.4
Prior period non-catastrophe	40.9	39.4
Prior period property catastrophe	3.4	1.3

Total paid	$44.8	$41.1
Net reserve for losses and loss expenses, March 31	1,293.4	1,185.0
Losses and loss expenses recoverable	0.6	1.3

Reserve for losses and loss expenses, March 31	$1,294.0	$1,186.3

     Acquisition costs. Acquisition costs decreased by $2.0 million, or 8.4%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of an increase in our excess-of-loss contracts that carry lower acquisition costs than quota share contracts. The acquisition cost ratio was 17.7% for the three months ended March 31, 2011, compared to 19.5% for the three months ended March 31, 2010.
     General and administrative expenses. General and administrative expenses increased $1.9 million, or 13.1%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in general and administrative expenses was primarily due to an increase in salary and related costs in addition to professional fees related to the operation of Lloyd’s Syndicate 2232. The general and administrative expense ratios for the three months ended March 31, 2011 and 2010 were 13.3% and 11.9%, respectively.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses by segment as of March 31, 2011 and December 31, 2010 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Mar 31,	Dec. 31,	Mar 31,	Dec. 31,	Mar 31,	Dec. 31,	Mar 31,	Dec. 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	($ in millions)
Case reserves	$356.2	$295.3	$502.7	$498.3	$426.9	$373.0	$1,285.8	$1,166.5
IBNR	1,179.5	1,136.4	1,768.2	1,728.4	867.1	847.8	3,814.8	3,712.7

Reserve for losses and loss expenses	1,535.7	1,431.7	2,270.9	2,226.7	1,294.0	1,220.8	5,100.6	4,879.2
Reinsurance recoverables	(425.8)	(396.6)	(549.1)	(531.0)	(0.6)	—	(975.5)	(927.6)

Net reserve for losses and loss expenses	$1,109.9	$1,035.1	$1,721.8	$1,695.7	$1,293.4	$1,220.8	$4,125.1	$3,951.6

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

     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2011:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,535.7	$1,241.8	$1,665.6
International insurance	2,270.9	1,716.1	2,552.6
Reinsurance	1,294.0	1,007.1	1,534.0

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(2)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,109.9	$891.1	$1,202.8
International insurance	1,721.8	1,303.0	1,942.7
Reinsurance	1,293.4	1,006.6	1,532.7

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,226.8 million and the consolidated high estimate is $5,490.4 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,417.1 million and the consolidated high estimate is $4,461.7 million.
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
     Our selection of the actual carried reserves is generally above the midpoint of the range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of March 31, 2011 and December 31, 2010:

	Reinsurance Recoverable
	As of	As of
	March 31,	December 31,
	2011	2010
	($ in millions)
Ceded case reserves	$208.0	$206.2
Ceded IBNR reserves	767.5	721.4

Reinsurance recoverable	$975.5	$927.6

     We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 95% of ceded reserves as of March 31, 2011 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

Liquidity and Capital Resources
General
     As of March 31, 2011, our shareholders’ equity was $3.0 billion, a 4.1% decrease compared to $3.1 billion as of December 31, 2010. The decrease was primarily the result of our share and warrant repurchase activities of $113.6 million during the three months ended March 31, 2011.
     On November 26, 2010, we received approval from the Supreme Court of Bermuda to change the place of incorporation of our ultimate parent company from Bermuda to Switzerland (the “Redomestication”), and on December 1, 2010 we completed the Redomestication. Our ultimate parent company is now Holdings and Allied World Bermuda is a wholly-owned subsidiary of Holdings.
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
Capital Activities
     In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, and tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. The terms of any privately negotiated repurchase under the share repurchase program will be at a price equal to or at a discount to the fair market value of the Company’s common shares at the time of such repurchase. Fair market value will be based on the closing price of the common shares on a specific date (or series of dates) or based on a volume weighted average share price over a certain period. As part of the share repurchase program, we may enter into a rule 10b5-1 repurchase plan that will enable us to complete share repurchases during trading blackout periods. During the three months ended March 31, 2011, we repurchased through open-market purchases 969,163 shares at a total cost of $60.0 million, for an average price of $61.91 per share. We have classified these repurchased shares as “treasury shares, at cost” on the consolidated balance sheets.
     In November 2010, Allied World Bermuda issued $300 million senior notes due in 2020. The senior notes bear interest at an annual rate of 5.50% per year and were priced to yield 5.56%. Interest on the senior notes is payable semi-annually on May 15 and November 15 of each year commencing on May 15, 2011. The net proceeds from the offering of the senior notes were used for general corporate purposes, including the repurchase of the company’s outstanding common shares. The senior notes are the company’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. We may redeem the senior notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the senior notes to be redeemed or a make-whole price, plus accrued and unpaid interest. The senior notes includes covenants and events of default that are usual and customary, but do not contain any financial covenants. In addition, these senior notes as well as the senior notes issued in 2006 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.
     In February 2011, we repurchased a warrant owned by American International Group, Inc. (“AIG”) in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of our common shares for $34.20 per share. We repurchased the warrant for an aggregate purchase price of $53.6 million. The repurchase of the warrant was recognized as a reduction in “additional paid-in capital” in the consolidated balance sheets. The repurchase was executed separately from the company’s share repurchase program.

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
     The payment of dividends from Holdings’ Bermuda domiciled operating subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Darwin National Assurance Company, Darwin Select Insurance Company and Vantapro Specialty Insurance Company are subject to restrictions on statutory surplus pursuant to the respective states in which these insurance companies are domiciled. Each state requires prior regulatory approval of any payment of extraordinary dividends. In addition, Allied World Assurance Company, AG is subject to Swiss financial and regulatory restrictions limiting its ability to declare and pay dividends and Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are subject to regulatory restrictions limiting their ability to declare and pay any dividends without the consent of the Central Bank of Ireland. We also have branch operations in Canada, Hong Kong and Singapore, which have regulatory restrictions limiting their ability to declare and pay dividends. We also have insurance subsidiaries that are the parent company for other insurance subsidiaries, which means that dividends and other distributions will be subject to multiple layers of regulations in order to dividend funds to Holdings. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on Holdings’ cash requirements and our ability to make principal, interest and dividend payments on the senior notes and common shares.
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
     Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.7 billion in letters of credit under two letter of credit facilities, $900 million with Citibank Europe plc and $800 million with a syndication of lenders described below. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period. If Citibank Europe plc no longer provides capacity under the credit facility it may limit our ability to meet our security requirements and would require us to obtain other sources of security at terms that may not be favorable to us.
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. As of March 31, 2011 we had a consolidated indebtedness to total capitalization of 0.22 to 1.0 and all of our subsidiaries had a financial strength rating from A.M. Best of A. The Unsecured Facility required a minimum net worth as of March 31, 2011 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $2.9 billion as of March 31, 2011. Based on the results of these financial calculations, we were in compliance with all covenants under the Credit Facility as of March 31, 2011.

     There are a total of 13 lenders that make up the Credit Facility syndication and they have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million.
     In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of our Lloyd’s Syndicate 2232. As of March 31, 2011, the amount of the letter of credit was £53.7 million ($86.3 million).
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
     The following shows our trust accounts on deposit, as well as outstanding and remaining letter of credit facilities and the collateral committed to support the letter of credit facilities as of March 31, 2011 and December 31, 2010:

	As of	As of
	March 31,	December 31,
	2011	2010
	($ in millions)
Total trust accounts on deposit	$1,479.1	$1,657.4

Total letter of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letter of credit facilities	1,700.0	1,700.0

Total letter of credit facilities outstanding:
Citibank Europe plc	690.4	689.8
Credit Facility	159.0	159.0

Total letter of credit facilities outstanding	849.4	848.8

Total letter of credit facilities remaining:
Citibank Europe plc	209.6	210.2
Credit Facility(1)	641.0	641.0

Total letter of credit facilities remaining	850.6	851.2

Collateral committed to support the letter of credit facilities	$1,064.4	$1,121.3

(1)	Net of any borrowing or repayments under the Unsecured Facility.
     As of March 31, 2011, we had a combined unused letter of credit capacity of $850.6 million from the Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.
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
     Cash flows from operating activities for the three months ended March 31, 2011 were $174.9 million compared to $85.3 million for the three months ended March 31, 2010. The increase in cash flows from operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to $69.3 million of cash received on funds withheld balances.

The funds held balance can be used by the cedent to pay claims, if any. Any balance remaining after the expiry of the reinsurance treaty is returned to us.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to an increase in restricted cash. We had net cash used in investing activities of $128.9 million for the three months ended March 31, 2011 compared to net cash flows from investing activities of $72.5 million for the three months ended March 31, 2010. The increase in cash flows used in investing activities reflects additional investment of the Company’s operating cash flow.
     Cash flows used in financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt and the payment of dividends or the repayment of debt. Cash flows used in financing activities were $110.4 million for three months ended March 31, 2011 compared to cash flows from financing activities of $2.7 million for the three months ended March 31, 2010. The increase in cash flows used in financing activities was due to the repurchase of the founder warrant and common shares of $113.6 million.
     In November 2010, the Board of Directors declared a special dividend of $0.25 per common share related to the Redomestication. This special dividend was paid on November 26, 2010 to shareholders of record on November 15, 2010. The Company’s proposal to pay dividends in the form of a distribution by way of par value reductions was approved by its shareholders on May 5, 2011. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share and the Company expects to distribute such dividends in August 2011, October 2011, January 2012 and April 2012. Dividend payments will be subject to Swiss law and other related factors described in the Company’s 2011 Proxy Statement.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2011 and December 31, 2010, 95.8% and 96.2%, respectively, of our fixed income portfolio consisted of investment grade securities. As of March 31, 2011 and December 31, 2010, net accumulated unrealized gains on our available for sale fixed maturity investments were $33.0 million and $57.1 million, respectively. The decrease in net unrealized gains was due to selling certain available for sale securities during the three months ended March 31, 2011 and reinvesting the proceeds in fixed maturity investments where mark-to-market changes are reflected in the consolidated statements of operations and comprehensive (loss) income. We expect this trend to continue for the remainder of 2011. The maturity distribution of our fixed income portfolio (on a fair value basis) as of March 31, 2011 and December 31, 2010 was as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
	($ in millions)
Due in one year or less	$280.1	$249.3
Due after one year through five years	3,012.6	3,119.9
Due after five years through ten years	793.3	867.9
Due after ten years	90.2	122.9
Mortgage-backed	1,702.6	1,751.9
Asset-backed	625.8	549.0

Total	$6,504.6	$6,660.9

     We have investments in various hedge funds, the market value of which was $470.0 million as of March 31, 2011. Each of the hedge funds has redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund. See Note 4(d) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our hedge fund investments.
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
     The following were the financial strength ratings of all of our operating insurance and reinsurance subsidiaries as of May 2, 2011, except as noted below:

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
Off-Balance Sheet Arrangements
     As of March 31, 2011, we did not have any off-balance sheet arrangements.
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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical March 31, 2011 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,542.3	$7,429.8	$7,348.1	$7,250.6	$7,149.7	$7,047.8	$6,845.0
Market value change from base	291.7	179.2	97.5	0.0	(100.9)	(202.8)	(405.6)
Change in unrealized appreciation/(depreciation)	4.0%	2.5%	1.3%	0.0%	(1.4)%	(2.8)%	(5.6)%
     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical March 31, 2011 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,797.6	$5,646.8	$5,571.5	$5,496.1	$5,420.7	$5,345.4	$5,194.6
Market value change from base	301.5	150.7	75.4	0.0	(75.4)	(150.7)	(301.5)
Change in unrealized appreciation/(depreciation)	5.5%	2.7%	1.4%	0.0%	(1.4)%	(2.7)%	(5.5)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of March 31, 2011 we held assets totaling $6.5 billion of fixed income securities. Of those assets, approximately 4.2% were rated below investment grade (Ba1/BB+ or lower) with the remaining 95.8% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA by Standard & Poor’s.
     As of March 31, 2011, we held $2,654.4 million, or 33.3%, of our total investments and cash and cash equivalents in corporate bonds, $1,507.5 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of AA- by Standards & Poor’s.
     As of March 31, 2011, we held $1,702.6 million, or 21.3%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 13.6%, 4.7% and 3.0%, respectively, of our total investments and cash and cash equivalents. In addition, 98.9% of our commercial mortgage-backed securities and 61.6% of our core non-agency residential mortgage-backed securities, were rated “AAA” by Standard & Poor’s and Fitch as of March 31, 2011. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.
     Additionally as of March 31, 2011, we held $212.9 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,702.6 million referenced in the preceding paragraph. As of March 31, 2011, 87.9% of those assets were rated below investment grade, and the average credit rating of this below investment grade portfolio was CCC+ by Standard & Poor’s.
     As of March 31, 2011, we held investments in hedge funds with a fair value of $470.0 million. Investments in hedge funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
     The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. We enter into insurance policies and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily Euro, British Sterling, Swiss Franc and the Canadian dollar. Receivables in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates. We utilize a hedging strategy whose objective is to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.
     As of March 31, 2011 and 2010, approximately 1.7% and 2.2%, respectively, of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written during the three months ended March 31, 2011 and 2010, approximately 14% and 13%, respectively, was written in currencies other than the U.S. dollar.
     Our foreign exchange loss/gain for the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010 are set forth in the chart below.

	Three Months		Year
	Ended		Ended
	March 31,		December 31,
	2011	2010	2010
	($ in millions)
Realized exchange gain (loss)	$0.3	$(2.2)	$(2.0)
Unrealized exchange gain	0.1	1.1	1.6

Foreign exchange gain (loss)	$0.4	$(1.1)	$(0.4)

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2010 Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2010 Form 10-K. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes our repurchases of our common shares during the three months ended March 31, 2011:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	(or Approximate Dollar
			Part of Publicly	Value) of Shares that May
	Total Number of Shares	Average Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
January 1 – 31, 2011	—	$—	—	$260,872,492
February 1 – 28, 2011	282,609	61.67	282,609	243,444,462
March 1 – 31, 2011	686,554	62.01	686,554	200,872,527

Total	969,163	$61.91	969,163	$200,872,527	(1)

(1)	In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions and tender offers or otherwise.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description
10.1(1)	Warrant Purchase Agreement, dated as of February 3, 2011, by and between Allied World Assurance Company Holdings, Ltd and American International Group, Inc.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 3, 2011.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

Dated: May 10, 2011	By: Name:	/s/ Scott A. Carmilani Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: May 10, 2011	By: Name:	/s/ Joan H. Dillard Joan H. Dillard
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1(1)	Warrant Purchase Agreement, dated as of February 3, 2011, by and between Allied World Assurance Company Holdings, Ltd and American International Group, Inc.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 3, 2011.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.