Form 10-Q
period 2011-06-30
Allied World Assurance Co Holdings, AG
filed 2011-08-09
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2011, 38,122,226 common shares were outstanding.

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
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2011 and December 31, 2010
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2011	2010
ASSETS
Fixed maturity investments available for sale, at fair value (amortized cost: 2011: $318,711; 2010: $828,544)	$345,551	$891,849
Fixed maturity investments trading, at fair value	6,201,034	5,769,097
Equity securities trading, at fair value	393,913	174,976
Other invested assets trading, at fair value	562,267	347,632

Total investments	7,502,765	7,183,554
Cash and cash equivalents	740,804	756,995
Restricted cash	66,853	96,373
Insurance balances receivable	653,002	529,927
Prepaid reinsurance	223,269	187,287
Reinsurance recoverable	1,013,951	927,588
Accrued investment income	39,582	40,520
Net deferred acquisition costs	112,083	96,803
Goodwill	268,376	268,376
Intangible assets	55,342	56,876
Balances receivable on sale of investments	106,486	188,408
Net deferred tax assets	19,826	19,740
Other assets	54,760	75,184

Total assets	$10,857,099	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$5,251,304	$4,879,188
Unearned premiums	1,184,676	962,203
Reinsurance balances payable	132,661	99,732
Balances due on purchases of investments	358,837	506,978
Senior notes	797,823	797,700
Accounts payable and accrued liabilities	87,381	106,010

Total liabilities	$7,812,682	$7,351,811

SHAREHOLDERS’ EQUITY:
Common shares: par value CHF 15.00 per share (2011: 40,003,642; 2010: 40,003,642 shares issued and 2011: 37,945,043; 2010: 38,089,226 shares outstanding)	600,055	600,055
Additional paid-in capital	82,037	170,239
Treasury shares, at cost (2011: 2,058,599; 2010: 1,914,416)	(124,392)	(112,811)
Retained earnings	2,463,622	2,361,202
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	23,095	57,135

Total shareholders’ equity	3,044,417	3,075,820

Total liabilities and shareholders’ equity	$10,857,099	$10,427,631

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2011 and 2010
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Gross premiums written	$519,598	$493,847	$1,080,286	$998,010
Premiums ceded	(123,795)	(124,052)	(203,612)	(194,923)

Net premiums written	395,803	369,795	876,674	803,087
Change in unearned premiums	(40,496)	(30,871)	(186,491)	(125,839)

Net premiums earned	355,307	338,924	690,183	677,248
Net investment income	52,368	65,594	102,576	134,496
Net realized investment gains	58,878	94,933	109,254	172,420
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	—	—	(168)

Portion of loss recognized in other comprehensive income, before taxes	—	—	—	—
Net impairment charges recognized in earnings	—	—	—	(168)
Other income	—	616	—	913

	466,553	500,067	902,013	984,909

EXPENSES:
Net losses and loss expenses	235,813	188,722	540,265	420,876
Acquisition costs	42,971	37,938	81,053	78,722
General and administrative expenses	67,201	68,089	135,157	131,552
Amortization and impairment of intangible assets	766	891	1,533	1,783
Interest expense	13,745	9,531	27,487	19,059
Foreign exchange loss	1,184	559	742	1,635

	361,680	305,730	786,237	653,627

Income before income taxes	104,873	194,337	115,776	331,282
Income tax expense	11,073	10,378	13,356	13,583

NET INCOME	93,800	183,959	102,420	317,699

Other comprehensive loss:
Unrealized gains on investments arising during the period net of applicable deferred income tax expense for the three months ended June 30, 2011: $1,461; 2010: $471 and six months ended June 30, 2011: $2,425; 2010: $690	13,680	63,852	5,636	101,322
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(23,548)	(67,891)	(39,676)	(112,926)

Other comprehensive loss	(9,868)	(4,039)	(34,040)	(11,604)

COMPREHENSIVE INCOME	$83,932	$179,920	$68,380	$306,095

PER SHARE DATA
Basic earnings per share	$2.45	$3.66	$2.69	$6.34
Diluted earnings per share	$2.36	$3.47	$2.57	$5.98
Weighted average common shares outstanding	38,346,489	50,222,974	38,061,724	50,123,945
Weighted average common shares and common share equivalents outstanding	39,800,753	52,974,410	39,873,418	53,086,708
Dividends paid per share	$—	$0.20	$—	$0.40
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2011 and 2010
(Expressed in thousands of United States dollars, except Swiss Franc (CHF) share capital)

					Accumulated
			Additional		Other
	Share Capital	Share Capital	Paid-in	Treasury	Comprehensive	Retained
	USD	CHF	Capital	Shares	Income	Earnings	Total
December 31, 2010	$—	600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820

Net income	—	—	—	—	—	102,420	102,420
Dividends	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(34,040)	—	(34,040)
Stock compensation	—	—	(34,582)	48,419	—	—	13,837
Share repurchases	—	—	—	(60,000)	—	—	(60,000)
Repurchase of founder warrants	—	—	(53,620)	—	—	—	(53,620)

June 30, 2011	$—	600,055	$82,037	$(124,392)	$23,095	$2,463,622	$3,044,417

December 31, 2009	$1,492	—	$1,359,934	$—	$149,849	$1,702,020	$3,213,295
Net income	—	—	—	—	—	317,699	317,699
Dividends	—	—	—	—	—	(20,109)	(20,109)
Other comprehensive loss	—	—	—	—	(11,604)	—	(11,604)
Stock compensation	23	—	18,328	—	—	—	18,351
Share repurchase	—	—	—	(49,089)	—	—	(49,089)

June 30, 2010	$1,515	—	$1,378,262	$(49,089)	$138,245	$1,999,610	$3,468,543

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2011 and 2010
(Expressed in thousands of United States dollars)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$102,420	$317,699
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(52,906)	(113,151)
Mark to market adjustments	(77,318)	(59,269)
Net impairment charges recognized in earnings	—	168
Stock compensation expense	12,112	17,454
Insurance balances receivable	(123,075)	(156,709)
Prepaid reinsurance	(35,982)	(15,497)
Reinsurance recoverable	(86,363)	(12,444)
Accrued investment income	938	6,941
Net deferred acquisition costs	(15,280)	(15,465)
Net deferred tax assets	2,339	8,415
Other assets	15,686	22,318
Reserve for losses and loss expenses	372,116	158,663
Unearned premiums	222,473	141,337
Reinsurance balances payable	32,929	34,953
Accounts payable and accrued liabilities	(18,629)	(23,806)
Other items, net	10,386	(6,005)

Net cash provided by operating activities	361,846	305,602

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	(352)	(113,118)
Purchases of fixed maturity investments — trading	(3,949,447)	(6,927,637)
Purchases of equity securities	(245,340)	(75,473)
Purchases of other invested assets	(240,410)	(127,538)
Sales of fixed maturity investments — available for sale	560,794	1,827,800
Sales of fixed maturity investments — trading	3,503,758	5,344,007
Sales of equity securities	36,295	2,019
Sales of other invested assets	36,067	1,136
Purchases of fixed assets	(2,316)	(5,213)
Change in restricted cash	29,520	(13,643)

Net cash used in investing activities	(271,431)	(87,660)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	—	(20,109)
Proceeds from the exercise of stock options	4,824	3,576
Share repurchases	(60,000)	(49,089)
Repurchase of founder warrants	(53,620)	—

Net cash used in financing activities	(108,796)	(65,622)

Effect of exchange rate changes on foreign currency cash	2,190	(1,819)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,191)	150,501
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	756,995	292,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$740,804	$442,689

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$433	$4,386
— Cash paid for interest expense	27,000	18,750
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
     On November 26, 2010, the Company received approval from the Supreme Court of Bermuda to change the place of incorporation of the ultimate parent company from Bermuda to Switzerland (the “Redomestication”), which was completed on December 1, 2010. The ultimate parent company is now Allied World Switzerland, which wholly owns the former public company, Allied World Assurance Company Holdings, Ltd (“Allied World Bermuda”). After the Redomestication, the Company continues to report under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company’s common shares continue to trade on the New York Stock Exchange under the symbol “AWH,” the same symbol under which the common shares were listed prior to the Redomestication. In addition, the Company remains subject to U.S. Securities and Exchange Commission (“SEC”) reporting requirements and continues to report consolidated financial results in U.S. dollars. The Company believes the Redomestication provides the ability to maintain a competitive worldwide effective corporate tax rate.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
3. NEW ACCOUNTING PRONOUNCEMENTS
     In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 enhances disclosures about credit quality of financing receivables and the allowance of credit losses by requiring additional information regarding the Company’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The balance sheet related disclosures for ASU 2010-20 were effective for the year ended December 31, 2010 and the income statement related disclosures were effective for the quarter ended March 31, 2011. Refer to Note 15 for the Company’s related disclosures.
     In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 clarifies what costs associated with acquiring or renewing insurance contracts can be deferred and amortized over the coverage period. Under the revised guidance of ASU 2010-26, incremental direct costs that result directly from and are essential to the insurance contract and would not have been incurred had the insurance contract not been written are costs that may be capitalized, including costs relating to activities specifically performed by the Company such as underwriting, policy issuance and processing. ASU 2010-26 will be effective January 1, 2012 and early adoption is permitted. The Company has not elected early adoption and is currently evaluating the provisions of ASU 2010-26 and its potential impact on future financial statements.
     In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides further guidance on what constitutes a troubled debt restructuring. The guidance is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings within the fiscal year of adoption. Refer to Note 15 for the Company’s related disclosures.
     In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides a consistent meaning for the term “fair value” between the FASB and International Accounting Standards Board and establishes common requirements for measuring and disclosing information related thereto. ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning on or after December 15, 2011 and early adoption is prohibited. The Company is currently assessing the provisions of ASU 2011-04 and its potential impact on future financial statements.
     In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective on a retrospective basis for interim and annual periods beginning on or after December 15, 2011. The Company is currently assessing the provisions of ASU 2011-05 and its potential impact on future financial statements.
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available for sale investments by category are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2011
U.S. Government and Government agencies	$37,597	$1,419	$—	$39,016
States, municipalities and political subdivisions	43,343	5,323	—	48,666
Corporate debt:
Financial institutions	41,186	2,365	—	43,551
Industrials	95,583	7,656	—	103,239
Utilities	101,002	10,077	—	111,079

Total fixed maturity investments, available for sale	$318,711	$26,840	$—	$345,551

December 31, 2010
U.S. Government and Government agencies	$85,030	$6,923	$—	$91,953
Non-U.S. Government and Government agencies	138,386	9,539	(2,541)	145,384
States, municipalities and political subdivisions	107,289	10,901	(13)	118,177
Corporate debt:
Financial institutions	66,660	6,776	(38)	73,398
Industrials	310,664	20,548	(2)	331,210
Utilities	120,515	11,212	—	131,727

Total fixed maturity investments, available for sale	$828,544	$65,899	$(2,594)	$891,849

b) Trading Securities
     Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations (“consolidated income statements”) by category are as follows:

	June 30, 2011	December 31, 2010
U.S. Government and Government agencies	$982,274	$1,229,720
Non-U.S. Government and Government agencies	177,529	120,793
States, municipalities and political subdivisions	108,256	127,436
Corporate debt:
Financial institutions	1,440,554	1,261,219
Industrials	772,829	627,524
Utilities	135,492	101,472
Residential mortgage-backed:
Non-agency residential	363,408	371,935
Agency residential	1,229,647	1,195,905
Commercial mortgage-backed	311,509	184,043
Asset-backed	679,536	549,050

Total fixed maturity investments, trading	6,201,034	5,769,097
Equity securities	393,913	174,976
Hedge funds (1)	562,267	347,632

Total	$7,157,214	$6,291,705

(1)	Within the Company’s financial statements and footnotes “hedge funds” include the Company’s investments in both hedge funds and private equity funds.
c) Contractual Maturity Dates
     The contractual maturity dates of available for sale fixed maturity investments are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	June 30, 2011
	Amortized Cost	Fair Value
Due within one year	$33,343	$33,999
Due after one year through five years	233,119	252,903
Due after five years through ten years	49,168	55,314
Due after ten years	3,081	3,335

	$318,711	$345,551

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
d) Other Invested Assets
     Included in other invested assets are the Company’s hedge fund investments. As of the balance sheet date, the Company held 21 hedge fund investments with a total fair value of $562,267, which comprised 6.8% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

			Long	Short
Hedge Fund	Fair Value as of	Unfunded	Exposure(1)	Exposure(2)	Gross	Net
Type	June 30, 2011	Commitments	(% of funded)	(% of funded)	Exposure(3)	Exposure(4)
Private equity (primary and secondary)	$56,707	$182,296	100%	0%	100%	100%
Mezzanine debt	1,978	113,022	100%	0%	100%	100%
Distressed	62,498	37,289	73%	10%	83%	63%

Total private equity	121,183	332,607

Equity long/short	186,142	—	104%	67%	171%	37%
Multi-strategy	170,168	—	101%	60%	161%	41%
Event driven	84,774	—	115%	75%	190%	40%

Total	$562,267	$332,607

(1)	Long exposure represents the ratio of the fund’s long investments in securities to the fund’s equity capital (over 100% may denote explicit borrowing).

(2)	Short exposure represents the ratio of the securities sold short to the fund’s equity capital.

(3)	Gross exposure is the addition of the long and short exposures (over 100% may denote explicit borrowing).

(4)	Net exposure is the subtraction of the short exposure from the long exposure.
•	Private equity funds: These funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. The Company has invested in four private equity funds to purchase those primary limited partnership interests. The fair values of the investments in this class have been estimated using the net asset value per share of the investments. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund. The restriction period for these funds from initial investment ranges from eight to ten years.

•	Mezzanine debt funds: Mezzanine debt funds invest primarily in privately negotiated mezzanine investments. The funds’ strategies will focus primarily on providing capital to upper middle market and middle market companies, and private equity sponsors, in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings and other corporate transactions. The most common position in the capital structure will be between the senior secured debt holder and the equity, however the funds will utilize a flexible approach when structuring investments, which may include secured debt, subordinated debt, preferred stock and/or private equity. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in one mezzanine debt fund which cannot be redeemed at this

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
•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five distressed funds, three of which (representing approximately 34% of the value of the funds in this class) are not currently eligible for redemption due to imposed lock-up periods from initial investments ranging from one to eight years. The remaining funds representing approximately 42% and 24% of the value of the funds in this class are currently eligible for quarterly redemption with a 65-day and 45-day notification period, respectively, and are subject to redemption limitations and a redemption fee if redeemed prior to January 2012, respectively.

•	Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five equity long/short funds, one of which (representing approximately 24% of the value of the funds in this class) is not currently eligible for redemption due to an imposed lock-up period of eighteen months from initial investment, at which time the fund will be eligible for quarterly redemption with a 45-day notification period. The remaining four funds, representing approximately 76% of the value of the funds in this class, are currently eligible for quarterly redemption, one with a 30-day notification period or monthly redemption with a 30-day notification period and redemption fee, one with a 45-day notification period and redemption fee if redeemed prior to July 2012 and two with a 60-day notification period.

•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four equity long/short funds, all of which are currently eligible for quarterly redemption. Three of the funds require notification periods before redemption which range from 45 days to 90 days. The remaining fund is currently eligible for redemption of one third of the net asset value with a 65-day notification period.

•	Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs and capital structure arbitrage. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two event driven funds. Approximately 52% of the value of the funds is not currently eligible for redemption due to an imposed two year lock-up period from initial investment. The remaining 48% of the value of the funds in this class is currently eligible for quarterly redemption, but is subject to redemption fees and limitations.
     Five of the Company’s hedge funds, three equity long/short funds, one multi-strategy funds and one event driven fund, had long exposure greater than 100% of the funds’ net asset value (indicating explicit leverage) of 120%, 117%, 110%, 133%, and 151%, respectively, as of June 30, 2011.
e) Net Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturity investments	$50,648	$67,552	$101,594	$138,650
Equity securities and other invested assets	5,015	940	7,211	1,246
Cash and cash equivalents	127	111	445	163
Expenses	(3,422)	(3,009)	(6,674)	(5,563)

Net investment income	$52,368	$65,594	$102,576	$134,496

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
f) Components of Realized Gains and Losses
     Components of realized gains are summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross realized gains on sale of securities	$34,611	$78,572	$78,168	$130,239
Gross realized losses on sale of securities	(3,330)	(6,724)	(25,262)	(13,130)
Treasury yield hedge	—	(3,958)	—	(3,958)
Futures not designated as hedges	(15,755)	—	(20,410)	—
Foreign exchange forwards not designated as hedges	(560)	—	(560)	—
Mark-to-market changes: debt securities trading	31,872	32,746	45,336	60,477
Mark-to-market changes: foreign exchange forwards and futures not designated as hedges	6,275	—	5,434	—
Mark-to-market changes: hedge funds and equity securities	5,765	(5,703)	26,548	$(1,208)

Net realized investment gains	$58,878	$94,933	$109,254	$172,420

Proceeds from sale of available for sale securities	$202,671	$1,306,625	$546,191	$1,846,074
Proceeds from sale of trading securities	$1,432,148	$1,215,553	$3,418,548	$5,297,353
g) Pledged Assets
     As of June 30, 2011 and December 31, 2010, $286,393 and $280,175, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $1,321,751 and $1,377,266 as of June 30, 2011 and December 31, 2010, respectively, and are included in fixed maturity investments.
     The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is up to $1,300,000 as of June 30, 2011 and December 31, 2010. See Note 8 “Debt and Financing Arrangements” for details on the facilities.
     The following table shows the Company’s trust accounts on deposit, as well as outstanding and remaining letter of credit facilities, and the collateral committed to support the letter of credit facilities:

	As of	As of
	June 30,	December 31,
	2011	2010
Total trust accounts on deposit	$1,608,143	$1,657,441
Total letter of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letter of credit facilities	1,700,000	1,700,000

Total letter of credit facilities outstanding:
Citibank Europe plc	712,454	689,851
Credit Facility	158,983	158,983

Total letter of credit facilities outstanding	871,437	848,834

Total letter of credit facilities remaining:
Citibank Europe plc	187,546	210,149
Credit Facility (1)	641,017	641,017

Total letter of credit facilities remaining	828,563	851,166

Collateral committed to support the letter of credit facilities	$1,054,206	$1,121,345

(1)	Net of any borrowing or repayments under the Unsecured Facility (as defined in Note 8). See Note 8 for further details on the Unsecured Facility.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair values of the combined total cash and cash equivalents and investments held under trust were $2,662,349 and $2,778,786 as of June 30, 2011 and December 31, 2010, respectively. Of the total letters of credit facilities outstanding as of June 30, 2011 and December 31, 2010, $7,295 was used to meet security requirements for inter-company transactions and the remaining letters of credit facilities outstanding of $864,142 and $841,539 was used for third-party beneficiaries, respectively.
h) Analysis of Unrealized Losses
     As of June 30, 2011 and December 31, 2010, there were approximately nil and nine securities, respectively, in an unrealized loss position. The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months:

	December 31, 2010
	Gross Fair	Unrealized
	Value	Loss
Less than 12 months
U.S. Government and Government agencies	$—	$—
Non-U.S. Government and Government agencies	34,204	(1,116)
States, municipalities and political subdivisions	472	(13)
Corporate debt:
Financial institutions	2,796	(38)
Industrials	2,150	(2)

	$39,622	$(1,169)

More than 12 months
Non-U.S. Government and Government agencies	$10,998	$(1,425)

	$10,998	$(1,425)

	$50,620	$(2,594)

i) Other-than-temporary impairment charges
     Following the Company’s review of the securities in the investment portfolio during the three and six months ended June 30, 2011, no securities were considered to be other-than-temporarily impaired.
     Following the Company’s review of the securities in the investment portfolio during the three and six months ended June 30, 2010 nil and one mortgage-backed security was considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $168 of other than temporary impairment (“OTTI”) during the six months ended June 30, 2010 was recognized through earnings due to credit related losses.
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements for the three and six months ended June 30, 2010:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2010	2010
Beginning balance of credit losses	$1,264	$1,096
Additions for credit loss for which OTTI was not previously recognized	—	168
Reductions for securities sold during the period (realized)	—	—
Reductions for OTTI previously recognized due to intent to sell	—	—
Additions resulting from the increase in credit losses	—	—
Reductions resulting from the improvement in expected cash flows	—	—

Ending balance of credit losses	$1,264	$1,264

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
5. DERIVATIVE INSTRUMENTS
     The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

		June 30, 2011				December 31, 2010
	Asset		Liability		Asset		Liability
	Derivative	Asset	Derivative	Liability	Derivative	Asset	Derivative	Liability
	Notional	Derivative	Notional	Derivative	Notional	Derivative	Notional	Derivative
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts (1)	$122,311	$1,487	$33,873	$204	$—	$—	$—	$—
Interest rate futures (1)	1,797,200	4,183	142,300	32	—	—	—	—

	$1,919,511	$5,670	$176,173	$236	$—	$—	$—	$—
Relating to operating activities:
Foreign exchange contracts (2)	$125,528	$1,378	$34,830	$418	$26,758	$858	$51,308	$1,629

Total derivatives	$2,045,039	$7,048	$211,003	$654	$26,758	$858	$51,308	$1,629

(1)	Asset and liability derivatives relating to the investment portfolio are classified within “balances receivable on sale of investments” or “balances due on the purchase of investments” on the consolidated balance sheets.

(2)	Asset and liability derivatives relating to operating activities are classified within “other assets” or “other liabilities” on the consolidated balance sheets.
     The following table provides the total unrealized and realized gains (losses) on derivatives recorded in the consolidated income statement:

	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in the Consolidated	June 30,		June 30,
	Income Statements	2011	2010	2011	2010
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains	$723	$—	$723	$—
Interest rate futures	Net realized investment losses	(10,763)	—	(16,259)	—

		$(10,040)	$—	$(15,536)	$—

Relating to operating activities:
Foreign exchange contracts	Foreign exchange gains (losses)	$1,345	$(1,361)	$2,601	$(1,412)

Total derivatives		$(8,695)	$(1,361)	$(12,935)	$(1,412)

Derivative Instruments not Designated as Hedging Instruments
a) Relating to Investment Portfolio
     The Company is exposed to foreign currency risk in its investment portfolio. Accordingly, the fair values of the Company’s investment portfolio are partially influenced by the change in foreign exchange rates. The Company entered into foreign currency forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities have not been designated as specific hedges for financial reporting purposes.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The Company also purchases and sells interest rate future contracts to actively manage the duration and yield curve positioning of its fixed income portfolio. Interest rate futures can efficiently increase or decrease the overall duration of the portfolio. Additionally, interest rate future contracts can be utilized to obtain the desired position along the yield curve in order to protect against certain future yield curve shapes.
b) Relating to Operating Activities
     The Company’s insurance and reinsurance subsidiaries and branches operate in various foreign countries and consequently the Company’s underwriting portfolio is exposed to foreign currency risk. The Company manages foreign currency risk by seeking to match liabilities under the insurance policies and reinsurance contracts that it writes and that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, the Company may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts and currency options.
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
     The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of June 30, 2011:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

			Fair value measurement using:
			Quoted prices in
			active markets		Significant
			for identical	Significant other	unobservable
	Carrying	Total fair	assets	observable inputs	inputs
	amount	value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government and Government agencies	$39,016	$39,016	$39,016	$—	$—
States, municipalities and political subdivisions	48,666	48,666	—	48,666	—
Corporate debt	257,869	257,869	—	257,869	—

Total available for sale fixed maturity investments	345,551	345,551

Trading securities:
U.S. Government and Government agencies	$982,274	$982,274	$835,748	$146,526	$—
Non-U.S. Government and Government agencies	177,529	177,529	—	177,529	—
States, municipalities and political subdivisions	108,256	108,256	—	108,256	—
Corporate debt	2,348,875	2,348,875	—	2,348,875	—
Mortgage-backed	1,904,564	1,904,564	—	1,687,904	216,660
Asset-backed	679,536	679,536	—	566,226	113,310

Total trading fixed maturity investments	6,201,034	6,201,034

Total fixed maturity investments	6,546,585	6,546,585

Hedge funds	562,267	562,267	—	—	562,267
Equity securities	393,913	393,913	393,913	—	—

Total investments	$7,502,765	$7,502,765	$1,268,677	$5,341,851	$892,237

Senior notes	$797,823	$878,085	$—	$878,085	$—
     The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of the balance sheet date.
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
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg. As of June 30, 2011, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in Note 8) were traded at 115.1% and 100.9% of their principal amount, providing an effective yield of 4.2% and 5.4%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant
	unobservable inputs (Level 3):
	Hedge funds	Mortgage-backed	Asset-backed
Three Months Ended June 30, 2011
Opening balance	$469,999	$234,087	$143,829
Total realized and unrealized gains included in net income	5,435	4,251	596
Total realized and unrealized losses included in net income	(4,621)	(2,571)	(102)
Purchases	94,290	29,827	32,408
Sales	(2,836)	(34,329)	(2,800)
Transfers into Level 3	—	24,389	20,246
Transfers out of Level 3	—	(38,994)	(80,867)

Ending balance	$562,267	$216,660	$113,310

Three Months Ended June 30, 2010
Opening balance	$242,135	$233,667	$36,532
Total realized and unrealized gains included in net income	1,742	9,703	79
Total realized and unrealized losses included in net income	(2,906)	(6,987)	(279)
Change in unrealized gains included in Other
Comprehensive Income (“OCI”)	—	1,639	9
Change in unrealized losses included in OCI	—	(205)	—
Purchases	78,621	96,089	28,868
Sales	—	(47,560)	(2,058)
Transfers into Level 3	—	2,286	50,641
Transfers out of Level 3	—	(9,843)	(10,237)

Ending balance	$319,592	$278,789	$103,555

Six Months Ended June 30, 2011
Opening balance	$347,632	$172,558	$48,707
Total realized and unrealized gains included in net income	21,884	5,495	660
Total realized and unrealized losses included in net income	(9,391)	(2,268)	(73)
Purchases	245,340	62,604	115,417
Sales	(43,198)	(43,287)	(3,226)
Transfers into Level 3	—	86,085	32,801
Transfers out of Level 3	—	(64,527)	(80,976)

Ending balance	$562,267	$216,660	$113,310

Six Months Ended June 30, 2010
Opening balance	$184,725	$253,979	$104,871
Total realized and unrealized gains included in net income	6,584	18,084	634
Total realized and unrealized losses included in net income	(3,386)	(7,098)	(209)
Change in unrealized gains included in OCI	—	5,084	51
Change in unrealized losses included in OCI	—	(447)	(6)
Purchases	131,669	120,943	51,181
Sales	—	(119,228)	(5,246)
Transfers into Level 3	—	48,731	50,739
Transfers out of Level 3	—	(41,259)	(98,460)

Ending balance	$319,592	$278,789	$103,555

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
     During the three and six months ended June 30, 2011, the Company transferred $38,994 and $64,527 of mortgage-backed securities, respectively and $80,867 and $80,976 of asset-backed securities, respectively, from Level 3 to Level 2 in the fair value hierarchy. During the three and six months ended June 30, 2010, the Company transferred $9,843 and $41,259 of mortgage-backed securities, respectively, and $10,237 and $98,460 of asset-backed securities, respectively, from Level 3 to Level 2 in the fair value hierarchy. The Company transferred those securities as they no longer utilized broker-dealer quotes and instead used other pricing sources that have significant observable inputs. The Company recognizes transfers between levels at the end of the reporting period.
7. RESERVE FOR LOSSES AND LOSS EXPENSES
     The reserve for losses and loss expenses consists of the following:

	June 30,	December 31,
	2011	2010
Outstanding loss reserves	$1,462,144	$1,166,516
Reserves for losses incurred but not reported	3,789,160	3,712,672

Reserve for losses and loss expenses	$5,251,304	$4,879,188

     The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoveries.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross liability at beginning of period	$5,100,643	$4,853,359	$4,879,188	$4,761,772
Reinsurance recoverable at beginning of period	(975,523)	(920,480)	(927,588)	(919,991)

Net liability at beginning of period	4,125,120	3,932,879	3,951,600	3,841,781

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	11,529	—	11,529	8,864
Current year	279,513	252,816	628,315	550,062
Prior years	(55,229)	(64,094)	(99,579)	(138,050)

Total incurred	235,813	188,722	540,265	420,876

Net paid losses related to:
Current year	19,579	26,704	21,279	33,410
Prior years	109,238	102,690	243,596	231,990

Total paid	128,817	129,394	264,875	265,400

Foreign exchange revaluation	5,237	(4,207)	10,363	(9,257)

Net liability at end of period	4,237,353	3,988,000	4,237,353	3,988,000
Reinsurance recoverable at end of period	1,013,951	932,435	1,013,951	932,435

Gross liability at end of period	$5,251,304	$4,920,435	$5,251,304	$4,920,435

     During the three and six months ended June 30, 2011, the Company commuted certain variable-rated reinsurance contracts that have swing-rated provisions, reducing ceded losses by $11,529 in accordance with the terms of the contracts resulting in a net gain of $865.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     For the three months ended June 30, 2011, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the reinsurance segment related to the 2004 through 2007 loss years for casualty reinsurance lines and in the international insurance segment related to the 2004 through 2007 loss years for casualty lines of business.
     For the six months ended June 30, 2011, the Company had net favorable reserve development in its international and reinsurance segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance and reinsurance segments in the 2004 through 2007 loss years related to casualty insurance and reinsurance lines of business. The Company had net unfavorable reserve development in its U.S. insurance segment due to actual loss emergence being higher than the initial expected loss emergence. The majority of the net unfavorable reserve development was recognized in the 2006 and 2010 loss years related to the professional liability line of business.
     For the three and six months ended June 30, 2010, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. For the three months ended June 30, 2010, the majority of the net favorable reserve development was recognized in the international insurance segment in the 2005 and 2008 loss years related to the general casualty and general property lines of business and in the U.S. insurance segment in the 2004 through 2005 loss years related to the professional liability and general casualty lines of business. For the six months ended June 30, 2010, the majority of the net favorable reserve development was recognized in the international and U.S. insurance segment in the 2004 through 2005 loss years related to the general casualty, professional liability and healthcare lines of business.
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
     In addition, Allied World Bermuda entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Allied World Bermuda is in compliance with all covenants under the Credit Facility as of June 30, 2011 and December 31, 2010.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000.
     In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of the Company’s Lloyd’s Syndicate 2232. As of June 30, 2011 and December 31, 2010, the amount of the letter of credit was £67,400 ($108,258) and £53,700 ($82,838), respectively.
9. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2009	$268,376	$23,920	$36,439	$328,735
Additions	—	—	—	—
Amortization	—	—	(3,483)	(3,483)

Net balance at December 31, 2010	268,376	23,920	32,956	325,252
Additions	—	—	—	—
Amortization	—	—	(1,533)	(1,533)

Net balance at June 30, 2011	268,376	23,920	31,423	323,719

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(9,911)	(9,911)
Accumulated impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$31,423	$323,719

     The amortization of the intangible assets with definite lives for the remainder of 2011 and for the years ended December 31, 2012, 2013, 2014, 2015 and thereafter will be $1,443, $2,533, $2,533, $2,533, $2,533 and $19,846, respectively. The intangible assets will be amortized over a weighted average useful life of 12.3 years.
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
     Under current Bermuda law, Allied World Bermuda and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Allied World Bermuda and Allied World Assurance Company, Ltd have received an assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that in the event of any such taxes being imposed, Allied World Bermuda and Allied World Assurance Company, Ltd will be exempted until March 2035.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland, Hong Kong and Singapore. The following tax years by jurisdiction are open to examination:

Fiscal Years
U.S. Internal Revenue Service for the U.S. subsidiaries	2007 — 2010
Inland Revenue for the U.K. branches	2009 — 2010
Irish Revenue Commissioners for the Irish subsidiaries	2006 — 2010
Swiss Federal Tax Administration for the Swiss branch	2008 — 2010
Inland Revenue Department for the Hong Kong branch	2009 — 2010
Inland Revenue Department for the Singapore branch	2010
     To the best of the Company’s knowledge, there are no examinations pending by any tax authority.
     Management has deemed that all material tax positions will more likely than not be sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of January 2011.
11. SHAREHOLDERS’ EQUITY
a) Authorized shares
     The articles of association authorize the Board of Directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 119,404 or 7,690,260 voting shares, and create conditional capital of 7,200,000 voting shares. The issued share capital consists of the following:

	June 30,	December 31,
	2011	2010
Common shares issued and fully paid, CHF 15.00 per share	40,003,642	40,003,642

Share capital at end of period	600,055	600,055

Six Months Ended
June 30, 2011
Total shares issued at beginning and end of period	40,003,642

Treasury shares issued, balance at beginning of period	1,914,416
Shares repurchased	969,163
Shares issued out of treasury	(824,980)

Total treasury shares at end of period	2,058,599

Total shares outstanding at end of period	37,945,043

     As of June 30, 2011, there were outstanding 37,901,183 voting common shares and 43,860 non-voting common shares.
b) Share Warrants
     In conjunction with the private placement offering at the formation of Allied World Bermuda, Allied World Bermuda granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants were exercisable in certain limited conditions, including a public offering of common shares, and were due to expire November 21, 2011. All warrants granted have been purchased by the Company as discussed below.
     In August 2010, Allied World Bermuda repurchased a warrant owned by The Chubb Corporation (“Chubb”) in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrant for an aggregate purchase price of $32,819. In November 2010, Allied World Bermuda repurchased warrants owned by GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and founding shareholders in a privately negotiated transaction. The warrants entitled Goldman Sachs to purchase 1,500,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrants for an aggregate purchase price of $37,197. In February 2011, the Company repurchased a warrant owned by American International Group, Inc. (“AIG”) in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of the Company’s common shares for $34.20 per share. The Company repurchased the warrant for an aggregate purchase price of $53,620. The repurchases of the warrants were recognized as a reduction in “additional paid-in capital” on the consolidated balance sheets. The

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
repurchases were executed separately from the share repurchase program discussed in Note 11(d) below. After these repurchases, Chubb, Goldman Sachs and AIG have no warrants remaining and no other disclosed equity interest in the Company.
c) Dividends
     Under Swiss law, distributions to shareholders may be paid only if the Company has sufficient distributable profits from previous fiscal years, or if the Company has freely distributable reserves, each as presented on the audited stand-alone statutory balance sheet. Distributions to shareholders out of the share and participation capital may be made by way of a capital reduction in the form of a reduction to par value to achieve a similar result as the payment of a dividend.
     On May 5, 2011, the shareholders approved the Company’s proposal to pay dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share. The Company made the first such quarterly dividend payment on August 5, 2011 to shareholders of record on July 27, 2011. The amount of the first par value reduction was CHF 0.30, based on the exchange rate as of July 18, 2011. The Company expects to distribute the remaining quarterly installments in October 2011, January 2012 and April 2012. Dividend payments are subject to Swiss law and other related factors described in the Company’s 2011 Proxy Statement and the Company’s other filings with the SEC.
     In February 2010, the Company declared a dividend of $0.20 per common share payable on April 1, 2010 to shareholders of record on March 16, 2010. The total dividend payable amounted to $10,092. In May 2010, the Company declared a quarterly dividend of $0.20 per common share, payable on June 10, 2010 to shareholders of record on May 25, 2010. The total dividend paid amounted to $10,017.
d) Share repurchase
     In May 2010, the Company established a share repurchase program in order to repurchase its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. During the six months ended June 30, 2011, the Company repurchased through open market purchases 969,163 shares at a total cost of $60,000 for an average price of $61.91 per share. No shares were repurchased during the three months ended June 30, 2011 because of the merger negotiations with Transatlantic Holdings, Inc. These repurchased shares have been classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Six Months Ended June 30, 2011
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,272,739	$38.77
Granted	494,885	61.51
Exercised	(128,487)	37.55
Forfeited	(27,819)	48.54
Expired	(170)	39.02

Outstanding at end of period	1,611,148	$45.68

     Assumptions used in the option-pricing model are as follows:

	Options Granted During
	the Six Months Ended
	June 30, 2011
Expected term of option	5.48	years
Weighted average risk-free interest rate	2.33%
Weighted average expected volatility	31.51%
Dividend yield	1.00%
Weighted average fair value on grant date	$18.27

     The Company has assumed a weighted average annual forfeiture rate of 6.72% in determining the compensation expense over the service period.
     Compensation expense of $997 and $2,176 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2011, respectively. Compensation expense of $758 and $1,550 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $41,207 and $41,505, respectively, in connection with all options granted.
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

	Six Months Ended June 30, 2011
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	851,078	$39.88
RSUs granted	45,239	61.51
Performance-based RSUs granted	139,210	61.51
RSUs fully vested	(130,252)	42.59
RSUs forfeited	(12,198)	37.24

Outstanding RSUs at end of period	893,077	$43.99

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     Compensation expense of $3,707 and $7,529 relating to the issuance of the RSUs, including the performance-based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2011, respectively. Compensation expense of $3,327 and $7,041 relating to the issuance of the RSUs, including the performance-based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2010, respectively. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the time of grant. The Company believes it is unlikely that performance-based RSUs will be forfeited as these awards are issued to senior management. Thus, no forfeiture rate is applied to the performance-based RSUs. The Company has assumed a weighted average annual forfeiture rate of 2.80%, excluding performance-based RSUs, in determining the compensation expense over the service period.
     As of June 30, 2011 and December 31, 2010, the Company has recorded $34,865 and $37,991, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.
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

	Six Months Ended June 30, 2011
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	773,411	$41.74
Additional LTIP awards granted due to the achievement of 2008 — 2010 performance criteria	212,938	43.27
LTIP forfeited	(13,500)	42.48
LTIP awards vested	(638,813)	43.27

Outstanding LTIP awards at end of period	334,036	$39.76

     Compensation expense of $1,558 and $2,407 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2011, respectively. Compensation expense of $3,842 and $8,863 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and six months ended June 30, 2010, respectively. The decrease in compensation expense relating to LTIP is primarily the result of the Company issuing performance-based RSUs in lieu of LTIP as discussed in Note 12(b). The compensation expense for the LTIP is based on the fair market value of Allied World Switzerland’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $46,852 and $77,728 have been included in “additional paid-in capital” on the consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.
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
d) Cash-equivalent stock awards
     Since 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU, LTIP and performance-

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
based RSU awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP and performance-based RSU awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. For the three and six months ended June 30, 2011, the expense recognized for the cash-equivalent stock awards was $3,406 and $8,575, respectively. For the three and six months ended June 30, 2010, the expense recognized for the cash-equivalent stock awards was $3,012 and $5,321, respectively.
     The following table shows the stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock Options	$997	$758	$2,176	$1,550
RSUs	3,707	3,327	7,529	7,041
LTIP	1,558	3,842	2,407	8,863
Cash-equivalent stock awards	3,406	3,012	8,575	5,321

Total	$9,668	$10,939	$20,687	$22,775

13. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share
Net income	$93,800	$183,959	$102,420	$317,699
Weighted average common shares outstanding	38,346,489	50,222,974	38,061,724	50,123,945

Basic earnings per share	$2.45	$3.66	$2.69	$6.34

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Diluted earnings per share
Net income	$93,800	$183,959	$102,420	$317,699
Weighted average common shares outstanding	38,346,489	50,222,974	38,061,724	50,123,945
Share equivalents:
Warrants and options	333,837	1,486,465	503,529	1,534,861
Restricted stock units	507,969	456,946	503,954	469,301
LTIP awards	612,458	808,025	804,211	958,601

Weighted average common shares and common share equivalents outstanding — diluted	39,800,753	52,974,410	39,873,418	53,086,708

Diluted earnings per share	$2.36	$3.47	$2.57	$5.98

     For the three months ended June 30, 2011, a weighted average of 634,579 employee stock options and 28,256 RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the six months ended June 30, 2011, a weighted average of 568,359 employee stock options and 119,354 RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.
     For the three months ended June 30, 2010, a weighted average of 686,938 employee stock options and 24,833 RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the six months ended

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
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
     The following tables provide a summary of the segment results:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Three months ended June 30, 2011	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$226,738	$178,593	$114,267	$519,598
Net premiums written	172,887	108,985	113,931	395,803
Net premiums earned	145,857	79,956	129,494	355,307
Other income	—	—	—	—
Net losses and loss expenses	(92,595)	(72,082)	(71,136)	(235,813)
Acquisition costs	(18,876)	747	(24,842)	(42,971)
General and administrative expenses	(31,253)	(20,653)	(15,295)	(67,201)

Underwriting income (loss)	3,133	(12,032)	18,221	9,322
Net investment income				52,368
Net realized investment gains				58,878
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(766)
Interest expense				(13,745)
Foreign exchange loss				(1,184)

Income before income taxes				$104,873

Loss and loss expense ratio	63.5%	90.2%	54.9%	66.4%
Acquisition cost ratio	12.9%	(0.9%)	19.2%	12.1%
General and administrative expense ratio	21.4%	25.8%	11.8%	18.9%

Combined ratio	97.8%	115.1%	85.9%	97.4%

		International
Three months ended June 30, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$189,663	$167,601	$136,583	$493,847
Net premiums written	135,238	98,509	136,048	369,795
Net premiums earned	125,659	89,427	123,838	338,924
Other income	616	—	—	616
Net losses and loss expenses	(69,198)	(64,580)	(54,944)	(188,722)
Acquisition costs	(15,854)	66	(22,150)	(37,938)
General and administrative expenses	(30,683)	(22,657)	(14,749)	(68,089)

Underwriting income	10,540	2,256	31,995	44,791
Net investment income				65,594
Net realized investment gains				94,933
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(891)
Interest expense				(9,531)
Foreign exchange loss				(559)

Income before income taxes				$194,337

Loss and loss expense ratio	55.1%	72.2%	44.4%	55.7%
Acquisition cost ratio	12.6%	(0.1%)	17.9%	11.2%
General and administrative expense ratio	24.4%	25.3%	11.9%	20.1%

Combined ratio	92.1%	97.4%	74.2%	87.0%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Six months ended June 30, 2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$410,040	$289,918	$380,328	$1,080,286
Net premiums written	312,789	183,895	379,990	876,674
Net premiums earned	281,338	156,246	252,599	690,183
Other income	—	—	—	—
Net losses and loss expenses	(208,426)	(143,266)	(188,573)	(540,265)
Acquisition costs	(36,978)	2,603	(46,678)	(81,053)
General and administrative expenses	(62,052)	(41,381)	(31,724)	(135,157)

Underwriting loss	(26,118)	(25,798)	(14,376)	(66,292)
Net investment income				102,576
Net realized investment gains				109,254
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(1,533)
Interest expense				(27,487)
Foreign exchange loss				(742)

Income before income taxes				$115,776

Loss and loss expense ratio	74.1%	91.7%	74.7%	78.3%
Acquisition cost ratio	13.1%	(1.7%)	18.5%	11.7%
General and administrative expense ratio	22.1%	26.5%	12.6%	19.6%

Combined ratio	109.3%	116.5%	105.8%	109.6%

		International
Six months ended June 30, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$351,748	$289,023	$357,239	$998,010
Net premiums written	266,793	179,590	356,704	803,087
Net premiums earned	254,864	176,470	245,914	677,248
Other income	913	—	—	913
Net losses and loss expenses	(167,623)	(122,029)	(131,224)	(420,876)
Acquisition costs	(32,814)	—	(45,908)	(78,722)
General and administrative expenses	(57,797)	(44,502)	(29,253)	(131,552)

Underwriting (loss) income	(2,457)	9,939	39,529	47,011
Net investment income				134,496
Net realized investment gains				172,420
Net impairment charges recognized in earnings				(168)
Amortization and impairment of intangible assets				(1,783)
Interest expense				(19,059)
Foreign exchange loss				(1,635)

Income before income taxes				$331,282

Loss and loss expense ratio	65.8%	69.1%	53.4%	62.1%
Acquisition cost ratio	12.9%	0.0%	18.7%	11.6%
General and administrative expense ratio	22.7%	25.2%	11.9%	19.4%

Combined ratio	101.4%	94.3%	84.0%	93.1%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries. All inter-company premiums have been eliminated.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$215,343	$192,980	$478,574	$438,260
Bermuda	125,452	131,119	271,783	258,901
Europe	40,663	38,550	92,539	90,710
Singapore	10,331	5,912	25,567	9,603
Hong Kong	4,014	1,234	8,211	5,613

Total net premiums written	$395,803	$369,795	$876,674	$803,087

15. COMMITMENTS AND CONTINGENCIES
     Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any allowance for doubtful accounts against the receivable balance. Of the $653,002 in insurance balances receivable as of June 30, 2011, $5,698 was past due over 90 days, which represented 0.9% of the total balance. Of the $529,927 in insurance balances receivable as of December 31, 2010, $2,658 was past due over 90 days, which represented 0.5% of the total balance.
16. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS
     The following tables present unaudited condensed consolidating financial information for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the 5.50% Senior Notes and the 7.50% Senior Notes issued by Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Balance Sheet:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of June 30, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,502,765	$—	$7,502,765
Cash and cash equivalents	70,587	38,402	631,815	—	740,804
Insurance balances receivable	—	—	653,002	—	653,002
Prepaid reinsurance	—	—	223,269	—	223,269
Reinsurance recoverable	—	—	1,013,951	—	1,013,951
Net deferred acquisition costs	—	—	112,083	—	112,083
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	55,342	—	55,342
Balances receivable on sale of investments	—	—	106,486	—	106,486
Investments in subsidiaries	2,978,767	1,990,580	—	(4,969,347)	—
Due (to) from subsidiaries	(1,771)	(7,421)	9,192	—	—
Other assets	216	61,229	173,196	(53,620)	181,021

Total assets	$3,047,799	$2,082,790	$10,749,477	$(5,022,967)	$10,857,099

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,251,304	$—	$5,251,304
Unearned premiums	—	—	1,184,676	—	1,184,676
Reinsurance balances payable	—	—	132,661	—	132,661
Balances due on purchases of investments	—	—	358,837	—	358,837
Senior notes	—	797,823	—	—	797,823
Accounts payable and accrued liabilities	3,382	18,074	65,925	—	87,381

Total liabilities	3,382	815,897	6,993,403	—	7,812,682

Total shareholders’ equity	3,044,417	1,266,893	3,756,074	(5,022,967)	3,044,417

Total liabilities and shareholders’ equity	$3,047,799	$2,082,790	$10,749,477	$(5,022,967)	$10,857,099

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of December 31, 2010	Guarantor)	Issuer)	Subsidiaries	adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,183,554	$—	$7,183,554
Cash and cash equivalents	138,488	125,663	492,844	—	756,995
Insurance balances receivable	—	—	529,927	—	529,927
Prepaid reinsurance	—	—	187,287	—	187,287
Reinsurance recoverable	—	—	927,588	—	927,588
Net deferred acquisition costs	—	—	96,803	—	96,803
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	56,876	—	56,876
Balances receivable on sale of investments	—	—	188,408	—	188,408
Investments in subsidiaries	2,944,975	1,981,158	—	(4,926,133)	—
Due (to) from subsidiaries	(7,143)	(9,419)	16,562	—	—
Other assets	—	8,801	223,016	—	231,817

Total assets	$3,076,320	$2,106,203	$10,171,241	$(4,926,133)	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$4,879,188	$—	$4,879,188
Unearned premiums	—	—	962,203	—	962,203
Reinsurance balances payable	—	—	99,732	—	99,732
Balances due on purchases of investments	—	—	506,978	—	506,978
Senior notes	—	797,700	—	—	797,700
Accounts payable and accrued liabilities	500	18,111	87,399	—	106,010

Total liabilities	500	815,811	6,535,500	—	7,351,811

Total shareholders’ equity	3,075,820	1,290,392	3,635,741	(4,926,133)	3,075,820

Total liabilities and shareholders’ equity	$3,076,320	$2,106,203	$10,171,241	$(4,926,133)	$10,427,631

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Income Statement:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the three months ended June 30, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$519,598	$—	$519,598
Premiums ceded	—	—	(123,795)	—	(123,795)

Net premiums written	—	—	395,803	—	395,803
Change in unearned premiums	—	—	(40,496)	—	(40,496)

Net premiums earned	—	—	355,307	—	355,307
Net investment income	15	8	52,345	—	52,368
Net realized investment gains	—	—	58,878	—	58,878

	15	8	466,530	—	466,553

EXPENSES:
Net losses and loss expenses	—	—	235,813	—	235,813
Acquisition costs	—	—	42,971	—	42,971
General and administrative expenses	4,746	1,483	60,972	—	67,201
Amortization and impairment of intangible assets	—	—	766	—	766
Interest expense	—	13,745	—	—	13,745
Foreign exchange loss (gain)	3	(17)	1,198	—	1,184
Income tax expense	—	—	11,073	—	11,073

	4,749	15,211	352,793	—	372,753

Income (loss) before equity in earnings of consolidated subsidiaries	(4,734)	(15,203)	113,737	—	93,800
Equity in earnings of consolidated subsidiaries	98,534	—	—	(98,534)	—

NET INCOME (LOSS)	$93,800	$(15,203)	$113,737	$(98,534)	$93,800

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the three months ended June 30, 2010	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$493,847	$—	$493,847
Premiums ceded	—	—	(124,052)	—	(124,052)

Net premiums written	—	—	369,795	—	369,795
Change in unearned premiums	—	—	(30,871)	—	(30,871)

Net premiums earned	—	—	338,924	—	338,924
Net investment income	—	20	65,574	—	65,594
Net realized investment gains (losses)	—	(3,958)	98,891	—	94,933
Net impairment charges recognized in earnings	—	—	—	—	—
Other income	—	—	616	—	616

	—	(3,938)	504,005	—	500,067

EXPENSES:
Net losses and loss expenses	—	—	188,722	—	188,722
Acquisition costs	—	—	37,938	—	37,938
General and administrative expenses	—	3,168	64,921	—	68,089
Amortization and impairment of intangible assets	—	—	891	—	891
Interest expense	—	9,531	—	—	9,531
Foreign exchange loss	—	—	559	—	559
Income tax expense	—	—	10,378	—	10,378

	—	12,699	303,409	—	316,108

Income (loss) before equity in earnings of consolidated subsidiaries	—	(16,637)	200,596	—	183,959
Equity in earnings of consolidated subsidiaries	—	200,596	—	(200,596)	—

NET INCOME (LOSS)	$—	$183,959	$200,596	$(200,596)	$183,959

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the six months ended June 30, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$1,080,286	$—	$1,080,286
Premiums ceded	—	—	(203,612)	—	(203,612)

Net premiums written	—	—	876,674	—	876,674
Change in unearned premiums	—	—	(186,491)	—	(186,491)

Net premiums earned	—	—	690,183	—	690,183
Net investment income	45	22	102,509	—	102,576
Net realized investment gains	—	—	109,254	—	109,254
Net impairment charges recognized in earnings	—	—	—	—	—
Other income	—	—	—	—	—

	45	22	901,946	—	902,013

EXPENSES:
Net losses and loss expenses	—	—	540,265	—	540,265
Acquisition costs	—	—	81,053	—	81,053
General and administrative expenses	5,810	4,229	125,118	—	135,157
Amortization and impairment of intangible assets	—	—	1,533	—	1,533
Interest expense	—	27,487	—	—	27,487
Foreign exchange loss (gain)	(1)	224	519	—	742
Income tax expense	—	—	13,356	—	13,356

	5,809	31,940	761,844	—	799,593

Income (loss) before equity in earnings of consolidated subsidiaries	(5,764)	(31,918)	140,102	—	102,420
Equity in earnings of consolidated subsidiaries	108,184	—	—	(108,184)	—

NET INCOME (LOSS)	$102,420	$(31,918)	$140,102	$(108,184)	$102,420

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the six months ended June 30, 2010	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$998,010	$—	$998,010
Premiums ceded	—	—	(194,923)	—	(194,923)

Net premiums written	—	—	803,087	—	803,087
Change in unearned premiums	—	—	(125,839)	—	(125,839)

Net premiums earned	—	—	677,248	—	677,248
Net investment income	—	21	134,475	—	134,496
Net realized investment gains	—	(3,958)	176,378	—	172,420
Net impairment charges recognized in earnings	—	—	(168)	—	(168)
Other income	—	—	913	—	913

	—	(3,937)	988,846	—	984,909

EXPENSES:
Net losses and loss expenses	—	—	420,876	—	420,876
Acquisition costs	—	—	78,722	—	78,722
General and administrative expenses	—	6,651	124,901	—	131,552
Amortization and impairment of intangible assets	—	—	1,783	—	1,783
Interest expense	—	19,059	—	—	19,059
Foreign exchange loss	—	—	1,635	—	1,635
Income tax expense	—	—	13,583	—	13,583

	—	25,710	641,500	—	667,210

Income (loss) before equity in earnings of consolidated subsidiaries	—	(29,647)	347,346	—	317,699
Equity in earnings of consolidated subsidiaries	—	347,346	—	(347,346)	—

NET INCOME (LOSS)	$—	$317,699	$347,346	$(347,346)	$317,699

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Cash Flows:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the six months ended June 30, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$102,420	$(31,918)	$140,102	$(108,184)	$102,420
Adjustments to reconcile net income to cash Provided by operating activities:
Equity in earnings of consolidated subsidiaries	(108,184)	—	—	108,184	—
Dividends received from subsidiaries	—	—	—	—	—
Stock compensation expense	457	—	11,655	—	12,112
Amortization of discount on senior notes	—	122	—	—	122
Other assets	(216)	(928)	(358,363)	—	(359,507)
Accounts payable and accrued liabilities	(2,490)	(36)	611,415	—	608,889
Interest payable	—	—	—	—	—
Balances due to subsidiaries	—	—	—	—	—

Net cash provided by (used in) operating activities	(8,013)	(32,760)	404,809	—	364,036

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisition	—	—	—	—	—
Purchase of fixed maturity investments — available for sale	—	—	(352)	—	(352)

Purchase of fixed maturity investments — trading	—	—	(3,949,447)	—	(3,949,447)
Purchases of equity securities and other invested assets	—	—	(485,750)	—	(485,750)

Sales of fixed maturity investments — available for sale	—	—	560,794	—	560,794
Sales of fixed maturity investments — trading	—	—	3,503,758	—	3,503,758

Sale of equity securities and other invested assets	—	—	72,362	—	72,362
Other	(4,496)	—	31,700	—	27,204

Net cash used in investing activities	(4,496)	—	(266,935)	—	(271,431)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	—	—	—	—	—
Proceeds from the exercise of stock options	4,824	—	—	—	4,824
Share repurchase	(60,000)	—	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Stock compensation funding due from subsidiaries	—	—	—	—	—
Capital contribution	—	—	—	—	—
Other	(216)	(881)	1,097	—	—

Net cash (used in) provided by financing activities	(55,392)	(54,501)	1,097	—	(108,796)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,901)	(87,261)	138,971	—	(16,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,587	$38,402	$631,815	$—	$740,804

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the six months ended June 30, 2010	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$—	$317,699	$347,346	$(347,346)	$317,699
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	—	(347,346)	—	347,346	—
Dividends received from subsidiaries	—	80,000	—	(80,000)	—
Stock compensation expense	—	295	17,159	—	17,454
Amortization of discount on senior notes	—	65	—	—	65
Other assets	—	847	(343,427)	—	(342,580)
Accounts payable and accrued liabilities	—	5,789	305,356	—	311,145
Interest payable	—	—	—	—	—

Net cash provided by (used in) operating activities	—	57,349	326,434	(80,000)	303,783

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(113,118)	—	(113,118)

Purchase of fixed maturity investments — trading	—	—	(6,927,637)	—	(6,927,637)
Purchases of equity securities and other invested assets	—	—	(203,011)	—	(203,011)

Sales of fixed maturity investments — available for sale	—	—	1,827,800	—	1,827,800
Sales of fixed maturity investments — trading	—	—	5,344,007	—	5,344,007
Sale of equity securities and other invested assets	—	—	3,155	—	3,155
Other	—	(2,097)	(16,759)	—	(18,856)

Net cash used in investing activities	—	(2,097)	(85,563)	—	(87,660)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	—	(20,109)	(80,000)	80,000	(20,109)
Proceeds from the exercise of stock options	—	3,576	—	—	3,576
Stock repurchase	—	(49,089)	—	—	(49,089)

Net cash (used in) provided by financing activities	—	(65,622)	(80,000)	80,000	(65,622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(10,370)	160,871	—	150,501
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	53,849	238,339	—	292,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$43,479	$399,210	$—	$442,689

17. SUBSEQUENT EVENTS
     Allied World Switzerland entered into a definitive agreement and plan of merger (the “Merger Agreement”) on June 12, 2011 with GO Sub, LLC, a newly formed Delaware limited liability company and a wholly-owned subsidiary of Allied World Switzerland (“Merger Sub”), and Transatlantic Holdings, Inc. (“Transatlantic”), a Delaware corporation. The Merger Agreement provides for the merger of Merger Sub with and into Transatlantic, with Transatlantic continuing as the surviving corporation and a wholly-owned subsidiary of Allied World Switzerland. Transatlantic offers reinsurance capacity for a full range of property and casualty products, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets on both a treaty

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
and facultative basis. Upon completion of the merger, Allied World Switzerland will be the parent company of Transatlantic and Allied World Switzerland’s name will be changed to “TransAllied Group Holdings, AG.”
     Pursuant to the terms of the Merger Agreement, stockholders of Transatlantic will be entitled to receive 0.88 shares of Allied World Switzerland for each share of Transatlantic together with cash in lieu of any fractional shares, as applicable. The transaction is expected to be completed during the fourth quarter of 2011 subject to the satisfaction of customary closing conditions, including regulatory approvals. The transaction will be accounted for using the acquisition method of accounting with Transatlantic being considered the acquirer for accounting purposes. Accordingly, the assets, liabilities and commitments of Allied World Switzerland will be recorded at their fair values on the acquisition date.
     On May 5, 2011, the shareholders approved the Company’s proposal to pay dividends in the form of a distribution by way of par value reduction. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share. The Company made the first such quarterly dividend payment on August 5, 2011 to shareholders of record on July 27, 2011. The amount of the par value reduction was CHF 0.30, based on the exchange rate as of July 18, 2011.

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
Note on Forward-Looking Statement
     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations; in “Risk Factors” in Item 1A. of this Form 10-Q; in “Risk Factors” in Item 1A. of Part I of our 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2011 (the “2010 Form 10-K”); and in the “Risk Factors” and the “Special Note Regarding Forward-Looking Statements” sections of our Registration Statement on Form S-4 filed with the SEC on July 8, 2011, [as amended] (the “Form S-4”), which we filed in connection with our holding an extraordinary general meeting of shareholders to consider and vote on proposals related to the Agreement and Plan of Merger, dated as of June 12, 2011 (the “Merger Agreement”), by and among Holdings, GO Sub, LLC (“Merger Sub”) and Transatlantic Holdings, Inc. (“Transatlantic”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of June 30, 2011, we had approximately $10.9 billion of total assets, $3.0 billion of total shareholders’ equity and $3.8 billion of total capital, which includes shareholders’ equity and senior notes.
     During the three months ended June 30, 2011, we experienced rate increases on property lines which had experienced significant loss activity on a year-to-date basis. We also continued to see rate improvement on our general casualty line of business while rates continued to decline in some of our other casualty lines. We believe the premium rate decreases are generally due to increased competition and excess capacity over the past several years. Despite the challenging pricing environment, we believe that there are opportunities where certain products have adequate premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $25.8 million, or 5.2%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and our net income decreased by $90.2 million, or 49.0%, to $93.8 million for the same three-month period as a result of a decrease in the total return from investments as well as losses of $43.0 million from storms in the Midwestern U.S. and net unfavorable loss reserve development of $24.5 million related to the Asia-Pacific earthquakes and Australian storms occurring in the first quarter of 2011. Our consolidated gross premiums written increased by $82.3 million, or 8.2%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and our net income decreased by $215.3 million, or 67.8%, to $102.4 million for the same six-month period. The decrease in net income for the six months ended June 30,

2011 compared to the six months ended June 30, 2010 was primarily due to lower total return from investments and higher net losses and loss expenses from property catastrophe losses of $156.7 million in the Asia-Pacific region and $43.0 million from the Midwestern U.S. storms.
Recent Developments
     On June 12, 2011, we entered into the Merger Agreement with Transatlantic providing for a merger of equals. The combined company will operate under a holding company structure with the corporate name of TransAllied Group Holdings, AG, offering specialty insurance and reinsurance products. Under the terms of the Merger Agreement, stockholders of Transatlantic will be entitled to receive 0.88 shares of Allied World Switzerland for each share of Transatlantic common stock together with cash in lieu of any fractional shares, as applicable. The transaction is expected to be completed during the fourth quarter of 2011 subject to the satisfaction of customary closing conditions, including regulatory approvals. The transaction will be accounted for using the acquisition method of accounting for a business combination and Transatlantic will be treated as the acquirer for accounting purposes.
Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in millions except share, per share and percentage data)
Gross premiums written	$519.6	$493.8	$1,080.3	$998.0
Net income	93.8	184.0	102.4	317.7
Operating income	44.2	95.7	2.8	157.0
Basic earnings per share:
Net income	$2.45	$3.66	$2.69	$6.34
Operating income	$1.15	$1.90	$0.08	$3.13
Diluted earnings per share:
Net income	$2.36	$3.47	$2.57	$5.98
Operating income	$1.11	$1.80	$0.07	$2.96
Weighted average common shares outstanding:
Basic	38,346,489	50,222,974	38,061,724	50,123,945
Diluted	39,800,753	52,974,410	39,873,418	53,086,708
Basic book value per common share	$80.23	$70.20	$80.23	$70.20
Diluted book value per common share	$76.68	$65.18	$76.68	$65.18
Annualized return on average equity (ROAE), net income	12.6%	22.5%	6.8%	19.9%
Annualized ROAE, operating income	6.0%	11.7%	0.2%	9.8%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in millions except per share data)
Net income	$93.8	$184.0	$102.4	$317.7
Add after tax effect of:
Net realized investment gains	(50.8)	(88.9)	(100.3)	(162.4)
Net impairment charges recognized in earnings	—	—	—	0.1
Foreign exchange loss	1.2	0.6	0.7	1.6

Operating income	$44.2	$95.7	$2.8	$157.0

Basic per share data:
Net income	$2.45	$3.66	$2.69	$6.34
Add after tax effect of:
Net realized investment gains	(1.32)	(1.77)	(2.64)	(3.24)
Net impairment charges recognized in earnings	—	—	—	—
Foreign exchange loss	0.02	0.01	0.03	0.03

Operating income	$1.15	$1.90	$0.08	$3.13

Diluted per share data:
Net income	$2.36	$3.47	$2.57	$5.98
Add after tax effect of:
Net realized investment gains	(1.28)	(1.68)	(2.52)	(3.05)
Net impairment charges recognized in earnings	—	—	—	—
Foreign exchange loss	0.03	0.01	0.02	0.03

Operating income	$1.11	$1.80	$0.07	$2.96

Diluted book value per share
     We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of June 30,
	2011	2010
	($ in millions except share
	and per share data)
Price per share at period end	$57.58	$45.38

Total shareholders’ equity	$3,044.4	$3,468.5

Basic common shares outstanding	37,945,043	49,407,301
Add:
Unvested restricted share units	473,967	804,644
Performance based equity awards	920,164	1,409,984
Dilutive options/warrants outstanding	1,124,438	6,667,941
Weighted average exercise price per share	$38.83	$34.52
Deduct:
Options bought back via treasury method	(758,342)	(5,072,455)

Common shares and common share equivalents outstanding	39,705,270	53,217,415

Basic book value per common share	$80.23	$70.20
Diluted book value per common share	$76.68	$65.18
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in millions except percentage data)
Opening shareholders’ equity	$2,951.0	$3,338.8	$3,075.8	$3,213.3
Deduct: accumulated other comprehensive income	(33.0)	(142.3)	(57.1)	(149.8)

Adjusted opening shareholders’ equity	$2,918.0	$3,196.5	$3,018.7	$3,063.5

Closing shareholders’ equity	$3,044.4	$3,468.5	$3,044.4	$3,468.5
Deduct: accumulated other comprehensive income	(23.1)	(138.3)	(23.1)	(138.3)

Adjusted closing shareholders’ equity	$3,021.3	$3,330.2	$3,021.3	$3,330.2

Average shareholders’ equity	$2,969.7	$3,263.4	$3,020.0	$3,196.9

Net income available to shareholders	$93.8	$184.0	$102.4	$317.7
Annualized return on average shareholders’ equity — net income available to shareholders	12.6%	22.5%	6.8%	19.9%

Operating income available to shareholders	$44.2	$95.7	$2.8	$157.0
Annualized return on average shareholders’ equity — operating income available to shareholders	6.0%	11.7%	0.2%	9.8%

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
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies please refer to our 2010 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		($ in millions)
Gross premiums written	$519.6	$493.8	$1,080.3	$998.0

Net premiums written	$395.8	$369.8	$876.7	$803.1

Net premiums earned	355.3	338.9	690.2	677.2
Net investment income	52.4	65.6	102.6	134.5
Net realized investment gains	58.9	94.9	109.3	172.4
Net impairment charges recognized in earnings	—	—	—	(0.2)
Other income	—	0.6	—	0.9

	$466.6	$500.0	$902.1	$984.8

Net losses and loss expenses	$235.8	$188.7	$540.3	$420.9
Acquisition costs	43.0	37.9	81.1	78.7
General and administrative expenses	67.2	68.1	135.2	131.5
Amortization and impairment of intangible assets	0.8	0.9	1.5	1.8
Interest expense	13.7	9.4	27.5	19.0
Foreign exchange loss	1.2	0.6	0.7	1.6

	$361.7	$305.6	$786.3	$653.5

Income before income taxes	$104.9	$194.4	$115.8	$331.3
Income tax expense	11.1	10.4	13.4	13.6

Net income	$93.8	$184.0	$102.4	$317.7

Ratios
Loss and loss expense ratio	66.4%	55.7%	78.3%	62.1%
Acquisition cost ratio	12.1%	11.2%	11.7%	11.6%
General and administrative expense ratio	18.9%	20.1%	19.6%	19.4%
Expense ratio	31.0%	31.3%	31.3%	31.0%
Combined ratio	97.4%	87.0%	109.6%	93.1%
Comparison of Three Months Ended June 30, 2011 and 2010
Premiums
     Gross premiums written increased by $25.8 million, or 5.2%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $37.0 million, or 19.5%. The increase in gross premiums written was primarily due to increased new business, including new products. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our international insurance segment increased by $11.0 million, or 6.6%, primarily as a result of increased premiums in our healthcare line of business, new business including new products and rate increases within our general property line of business, partially offset by the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our reinsurance segment decreased by $22.3 million, or 16.3%. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions). These decreases were partially offset by gross premiums written in our new global marine and specialty division and the continued build-out of our international platform.
     The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	Three Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
		($ in millions)
United States	$269.2	$247.4	$21.8	8.8%
Bermuda	177.9	182.3	(4.4)	(2.4)
Europe	58.2	57.0	1.2	2.1
Singapore	10.3	5.9	4.4	74.6
Hong Kong	4.0	1.2	2.8	233.3

	$519.6	$493.8	$25.8	5.2%

     Net premiums written increased by $26.0 million, or 7.0%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in net premiums written was due to the increase in gross premiums written as well as a reduction of premiums ceded. The reduction in premiums ceded was primarily due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions of $12.4 million. A “swing-rated” reinsurance contract links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. It enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold. Swing-rated reinsurance contracts often, but not always, contain a provision limiting the maximum decrease or increase in ceded premium. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded by $12.4 million and also reduced ceded IBNR by $11.5 million in accordance with the terms of the contracts. The net impact of the commutation was a net gain of $0.9 million.
     The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 23.8% of gross premiums written for the three months ended June 30, 2011 compared to 25.1% for the same period in 2010. The decrease in the cession percentage was primarily due to the reduction of premiums ceded of $12.4 million related to the commutation of the swing-rated reinsurance contracts.
     Net premiums earned increased by $16.4 million, or 4.8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the reduction of premiums ceded of $12.4 million related to the commutation of the swing-rated reinsurance contracts, which was fully earned. In addition, upward adjustments on estimated premiums, the majority of which were fully earned, were higher by $4.1 million during the three months ended June 30, 2011 compared to the same period in 2010. There also was a decrease in net premiums earned in our international insurance segment during the three months ended June 30, 2011 as a result of lower net premiums written in 2010. This was partially offset by higher net premiums earned for the U.S. insurance segment, driven by premium growth in our U.S. operations.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended June 30,
	2011	2010	2011	2010
U.S. insurance	43.6%	38.4%	41.1%	37.1%
International insurance	34.4%	33.9%	22.5%	26.4%
Reinsurance	22.0%	27.7%	36.4%	36.5%

Total	100.0%	100.0%	100.0%	100.0%

  Net Investment Income
     Net investment income decreased by $13.2 million, or 20.1%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to equity securities and hedge funds, including private equity funds (together, the “hedge funds”), which contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the three months ended June 30, 2011 and 2010 was 2.7% and 3.5%, respectively, and the financial statement total return of our investment portfolio was 2.2% for the three months ended June 30, 2011. Investment management expenses of $3.4 million and $3.0 million were incurred during the three months ended June 30, 2011 and 2010, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes (equities).
     As of June 30, 2011, approximately 94.6% of our fixed income investments consisted of investment grade securities. As of June 30, 2011 and December 31, 2010, the average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s. The average duration of fixed maturity investments and cash and cash equivalents was approximately 2.3 years as of June 30, 2011 and 2.6 years as of June 30, 2010.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the three months ended June 30, 2011, we recognized $58.9 million in net realized investment gains compared to net realized investment gains of $94.9 million during the three months ended June 30, 2010. During the three months ended June 30, 2011 and 2010 we did not recognize any net impairment charges. Net realized investment gains of $58.9 million for the three months ended June 30, 2011 were comprised of the following:
•	Net realized investment gains of $15.0 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio.

•	Net realized investment gains of $43.9 million related to mark-to-market adjustments.

Mark-to-Market Adjustments
for the Three Months Ended
June 30, 2011
($ in millions)
Fixed maturity investments accounted for as trading securities	$31.9
Hedge funds and equity securities	5.7
Futures and foreign exchange forwards	6.3

Total	$43.9

     Net realized investment gains of $94.9 million for the three months ended June 30, 2010 were primarily comprised of the following:
•	Net realized investment gains of $71.8 million from the sale of securities.

•	Net realized investment gains of $27.1 million primarily related to the mark-to-market adjustments for our hedge fund investments, equity securities and fixed maturity investments that are accounted for as trading securities.
Other Income
     The other income of $0.6 million for the three months ended June 30, 2010 represented fee income from our program administrator operations and our wholesale brokerage operations. We sold our wholesale brokerage operations during the third quarter of 2010.
  Net Losses and Loss Expenses
     Net losses and loss expenses increased by $47.1 million, or 25.0%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in net losses and loss expenses was due to higher catastrophe loss activity in the current period, which included $43.0 million from storms in the Midwestern U.S. and net unfavorable loss reserve development of $24.5 million related to the Asia-Pacific earthquakes and Australian storms occurring in the first quarter of 2011. We also recognized lower net favorable prior year reserve development for the three months ended June 30, 2011 compared to June 30, 2010 and an $11.5 million reduction of ceded IBNR as part of the commutation of certain swing-rated reinsurance contracts.
     We recorded net favorable reserve development related to prior years of $55.2 million and $64.1 million during the three months ended June 30, 2011 and 2010, respectively. The $55.2 million of net favorable reserve development excludes the impact of the commutation of the swing-rated reinsurance contracts of $11.5 million discussed above. The following table shows the net favorable reserve development of $55.2 million by loss year for each of our segments for the three months ended June 30, 2011. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
U.S. insurance	$—	$(0.7)	$(1.8)	$(6.7)	$(1.1)	$(2.2)	$0.9	$0.8	$0.6	$(10.2)
International insurance	(0.3)	(1.4)	(3.0)	(6.3)	(9.8)	(14.0)	6.6	(6.0)	22.2	(12.0)
Reinsurance	(0.5)	(0.8)	(1.1)	(12.9)	(6.3)	(3.9)	(0.7)	(0.8)	(6.0)	(33.0)

	$(0.8)	$(2.9)	$(5.9)	$(25.9)	$(17.2)	$(20.1)	$6.8	$(6.0)	$16.8	$(55.2)

     The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field service risk.
     The following table shows the net favorable reserve development of $64.1 million by loss year for each of our segments for the three months ended June 30, 2010.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
U.S. insurance	$(0.1)	$(0.8)	$(6.8)	$(10.0)	$(2.5)	$0.1	$(0.8)	$0.2	$(20.7)
International insurance	2.6	(4.7)	5.1	(15.0)	(1.3)	(3.0)	(10.7)	3.7	(23.3)
Reinsurance	0.3	(1.3)	(6.9)	(4.1)	(0.8)	(1.4)	0.2	(6.1)	(20.1)

	$2.8	$(6.8)	$(8.6)	$(29.1)	$(4.6)	$(4.3)	$(11.3)	$(2.2)	$(64.1)

     The loss and loss expense ratio for the three months ended June 30, 2011 was 66.4% compared to 55.7% for the three months ended June 30, 2010. Net favorable reserve development recognized and the impact of the commutation adjustment during the three months ended June 30, 2011 reduced the loss and loss expense ratio by 15.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 82.2%. Net favorable reserve development recognized during the three months ended June 30, 2010 reduced the loss and loss expense ratio by 18.9 percentage points. Thus, the loss and loss expense ratio related to that loss year was 74.6%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $67.5 million of losses from catastrophes recognized during the three months ended June 30, 2011, as previously discussed, which contributed 19.0 percentage points to the current year’s loss and loss expense ratio. In comparison, $30.0 million of large individual losses contributed 8.9 percentage points to the loss and loss expense ratio for the three months ended June 30, 2010.
     The following table shows the components of the increase in net losses and loss expenses of $47.1 million for each of the periods indicated.

	Three Months Ended
	June 30,		Dollar
	2011	2010	Change
	($ in millions)
Net losses paid	$128.7	$129.4	$(0.7)
Net change in reported case reserves	116.5	72.1	44.4
Net change in IBNR	(9.4)	(12.8)	3.4

Net losses and loss expenses	$235.8	$188.7	$47.1

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, April 1	$4,125.1	$3,933.0
Incurred related to:
Commutation of variable-rated reinsurance contracts	11.5	—
Current period non-catastrophe	212.0	252.8
Current period property catastrophe	67.5	—
Prior period non-catastrophe	(56.5)	(60.3)
Prior period property catastrophe	1.3	(3.8)

Total incurred	$235.8	$188.7
Paid related to:
Current period non-catastrophe	9.6	7.8
Current period property catastrophe	9.9	18.9
Prior period non-catastrophe	108.5	93.4
Prior period property catastrophe	0.7	9.3

Total paid	$128.7	$129.4
Foreign exchange revaluation	5.2	(4.3)

Net reserve for losses and loss expenses, June 30	4,237.4	3,988.0
Losses and loss expenses recoverable	1,013.9	932.4

Reserve for losses and loss expenses, June 30	$5,251.3	$4,920.4

Acquisition Costs
     Acquisition costs increased by $5.1 million, or 13.5%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in acquisition costs was primarily due to the growth in our U.S. insurance segment which carries a higher acquisition cost ratio. Acquisition costs as a percentage of net premiums earned were 12.1% for the three months ended June 30, 2011 compared to 11.2% for the same period in 2010.
General and Administrative Expenses
     General and administrative expenses decreased by $0.9 million, or 1.3%, for the three months ended June 30, 2011 compared to the same period in 2010. The decrease in general and administrative expenses was primarily due to a decrease in performance-based incentive compensation, partially offset by an increase in salary expense due to an increase in global headcount from 684 at June 30, 2010 to 692 at June 30, 2011. We also incurred approximately $2.6 million in costs during the quarter related to our proposed merger with Transatlantic.
     Our general and administrative expense ratio was 18.9% for the three months ended June 30, 2011, which was lower than the 20.1% for the three months ended June 30, 2010. The decrease was primarily due to the factors discussed above while net premiums earned increased, particularly with the commutation of certain swing-rated reinsurance contracts.
     Our expense ratio was 31.0% for the three months ended June 30, 2011 compared to 31.3% for the three months ended June 30, 2010 primarily due to the decrease in the general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased by $0.1 million, or 11.1%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease was due to the non-compete covenants related to the acquisition of Darwin Professional Underwriters, Inc. (“Darwin”) being fully amortized during 2010. No impairment of intangible assets was recognized during the three months ended June 30, 2011 and 2010.

Interest Expense
     Interest expense increased $4.3 million, or 45.7%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as a result of additional interest expense on our 5.50% senior notes that were issued by Allied World Bermuda in November 2010.
Net Income
     Net income for the three months ended June 30, 2011 was $93.8 million compared to $184.0 million for the three months ended June 30, 2010. The decrease was primarily the result of higher net loss and loss expenses and lower realized investment gains and net investment income. Net income for the three months ended June 30, 2011 included a net foreign exchange loss of $1.2 million and an income tax expense of $11.1 million. Net income for the three months ended June 30, 2010 included a net foreign exchange loss of $0.6 million and an income tax expense of $10.4 million.
Comparison of Six Months Ended June 30, 2011 and 2010
Premiums
     Gross premiums written increased by $82.3 million, or 8.2%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $58.4 million, or 16.6%. The increase in gross premiums written was primarily due to increased new business, including new products, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our international insurance segment increased by $0.9 million, or 0.3%, due to increased premiums in our healthcare line of business as well as increased property premiums due to rate increases and new business. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our reinsurance segment increased by $23.1 million, or 6.5%. The increase in gross premiums written was primarily due to increased new business, including gross premiums written by our new global marine and specialty division and the build-out of our international reinsurance platform. This increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).
     The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	Six Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
United States	$575.8	$523.2	$52.6	10.1%
Bermuda	348.3	336.4	11.9	3.5
Europe	122.3	123.2	(0.9)	(0.7)
Singapore	25.6	9.6	16.0	166.7
Hong Kong	8.3	5.6	2.7	48.2

	$1,080.3	$998.0	$82.3	8.2%

     Net premiums written increased by $73.6 million, or 9.2%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in net premiums written was primarily due to the increase in gross premiums written. Premiums ceded was reduced by $12.4 million due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded IBNR by $11.5 million in accordance with the terms of the contracts. During the six months ended June 30, 2010, net premiums written included a $9.3 million reduction in premiums ceded for the commutation of certain variable-rated reinsurance contracts.

     The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 18.8% of gross premiums written for the six months ended June 30, 2011 compared to 19.5% for the same period in 2010. The decrease in the cession percentage was primarily due to the reduction of premiums ceded of $12.4 million during the six months ended June 30, 2011 compared to $9.3 million during the six months ended June 30, 2010 related to the commutation of certain swing-rated reinsurance contracts.
     Net premiums earned increased by $13.0 million, or 1.9%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This was primarily a result of higher net premiums earned for the U.S. insurance segment, driven by premium growth of our U.S. operations. Additionally, the commutation of swing-rated reinsurance contracts during the six months ended June 30, 2011 added $12.4 million to net premiums earned compared to $9.3 million during the six months ended June 30, 2010.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Six Months Ended June 30,
	2011	2010	2011	2010
U.S. insurance	38.0%	35.2%	40.8%	37.6%
International insurance	26.8%	29.0%	22.6%	26.1%
Reinsurance	35.2%	35.8%	36.6%	36.3%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $31.9 million, or 23.7%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to equity securities and hedge funds, which contribute to our total return but carry little or no current yield. We increased our equity and hedge fund investments by $567.4 million between June 30, 2010 and June 30, 2011. The annualized period book yield of the investment portfolio for the six months ended June 30, 2011 and 2010 was 2.7% and 3.6%, respectively, and the financial statement total return of our investment portfolio was 2.2% for the six months ended June 30, 2011. Investment management expenses of $6.7 million and $5.6 million were incurred during the six months ended June 30, 2011 and 2010, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes (equities).
     As of June 30, 2011, approximately 94.6% of our fixed income investments consisted of investment grade securities. As of June 30, 2011 and December 31, 2010, the average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s. The average duration of fixed maturity investments and cash and cash equivalents was approximately 2.3 years as of June 30, 2011 and 2.6 years as of June 30, 2010.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the six months ended June 30, 2011, we recognized $109.3 million in net realized investment gains compared to net realized investment gains of $172.4 million during the six months ended June 30, 2010. During the six months ended June 30, 2011, we did not recognize any net impairment charges compared to $0.2 million during the six months ended June 30, 2010. Net realized investment gains of $109.3 million for the six months ended June 30, 2011 were comprised of the following:
•	Net realized investment gains of $32.0 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio.

•	Net realized investment gains of $77.3 million related to mark-to-market adjustments.

Mark-to-Market Adjustments
for the Six Months Ended
June 30, 2011
($ in millions)
Fixed maturity investments accounted for as trading securities	$45.3
Hedge funds and equity securities	26.6
Futures and foreign exchange forwards	5.4

Total	$77.3

     Net realized investment gains of $172.4 million for the six months ended June 30, 2010 were comprised primarily of the following:
•	Net realized investment gains of $117.1 million from the sale of securities.

•	Net realized investment gains of $59.3 million primarily related to the mark-to-market adjustments for our hedge fund investments, equity securities and fixed maturity investments that are accounted for as trading securities.
  Other Income
     The other income of $0.9 million for the six months ended June 30, 2010 represented fee income from our program administrator operations and our wholesale brokerage operations. We sold our wholesale brokerage operations during the third quarter of 2010.
  Net Losses and Loss Expenses
     Net losses and loss expenses increased by $119.4 million, or 28.4%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in net losses and loss expenses was due to higher catastrophe loss activity in the current period totaling $199.7 million, which included estimated net losses and loss expenses incurred of $89.5 million for the Tohoku earthquake and tsunami, $51.2 million for the New Zealand earthquake, $43.0 million for the Midwestern U.S. storms and $16.0 million for the Australian storms. During the six months ended June 30, 2010, we incurred $116.5 million of net losses and loss expenses related to the earthquakes in Haiti, Chile and Baja, Mexico, a Connecticut power plant explosion, European Windstorm Xynthia, a mine collapse and hail storms in Australia. We also recognized lower net favorable prior year reserve development for the six months ended June 30, 2011 compared to June 30, 2010.
     We recorded net favorable reserve development related to prior years of $99.5 million and $138.1 million during the six months ended June 30, 2011 and 2010, respectively. The $99.5 million of net favorable reserve development excludes the impact of the commutation of swing-rated reinsurance contracts of $11.5 million. The following table shows the net favorable reserve development of $99.5 million by loss year for each of our segments for the six months ended June 30, 2011. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
U.S. insurance	$(0.1)	$(1.4)	$(3.5)	$(12.7)	$23.8	$(2.1)	$(0.7)	$(0.3)	$9.0	$12.0
International insurance	1.2	(4.0)	(1.2)	(23.5)	(14.3)	(21.6)	10.2	(7.4)	20.0	(40.6)
Reinsurance	(0.6)	(3.0)	(3.8)	(24.7)	(12.2)	(7.1)	(3.1)	(9.5)	(6.9)	(70.9)

	$0.5	$(8.4)	$(8.5)	$(60.9)	$(2.7)	$(30.8)	$6.4	$(17.2)	$22.1	$(99.5)

     The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field service risk.
     The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development of $23.8 million in our U.S. insurance segment for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion.

     The following table shows the net favorable reserve development of $138.1 million by loss year for each of our segments for the six months ended June 30, 2010. The $138.1 million of net favorable reserve development excludes the impact of the commutation of swing-rated reinsurance contracts of $8.9 million.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
U.S. insurance	$(0.5)	$(1.8)	$(14.4)	$(12.5)	$(2.3)	$2.2	$3.9	$0.8	$(24.6)
International insurance	2.5	(6.8)	(14.9)	(43.8)	(11.3)	(7.5)	(3.3)	4.3	(80.8)
Reinsurance	(0.4)	(1.1)	(9.9)	(8.1)	(1.1)	(2.3)	(2.2)	(7.6)	(32.7)

	$1.6	$(9.7)	$(39.2)	$(64.4)	$(14.7)	$(7.6)	$(1.6)	$(2.5)	$(138.1)

     The loss and loss expense ratio for the six months ended June 30, 2011 was 78.3% compared to 62.1% for the six months ended June 30, 2010. Net favorable reserve development recognized and the impact of the commutation adjustment during the six months ended June 30, 2011 reduced the loss and loss expense ratio by 14.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 93.1%. Net favorable reserve development recognized and the impact of the commutation during the six months ended June 30, 2010 reduced the loss and loss expense ratio by 20.2 percentage points. Thus, the loss and loss expense ratio related to that loss year was 82.3%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $199.7 million of losses from global catastrophes during the six months ended June 30, 2011, as previously discussed, which contributed 28.9 percentage points to the current period’s loss and loss expense ratio.
     The following table shows the components of the increase in net losses and loss expenses of $119.4 million for each of the periods indicated.

	Six Months Ended
	June 30,		Dollar
	2011	2010	Change
	($ in millions)
Net losses paid	$264.8	$265.4	$(0.6)
Net change in reported case reserves	228.8	78.4	150.4
Net change in IBNR	46.7	77.1	(30.4)

Net losses and loss expenses	$540.3	$420.9	$119.4

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,951.6	$3,841.8
Incurred related to:
Commutation of variable-rated reinsurance contracts	11.5	8.9
Current period non-catastrophe	428.6	485.1
Current period property catastrophe	199.7	65.0
Prior period non-catastrophe	(91.8)	(133.4)
Prior period property catastrophe	(7.7)	(4.7)

Total incurred	$540.3	$420.9
Paid related to:
Current period non-catastrophe	11.1	14.1
Current period property catastrophe	10.2	19.3
Prior period non-catastrophe	234.2	216.8
Prior period property catastrophe	9.3	15.2

Total paid	$264.8	$265.4
Foreign exchange revaluation	10.3	(9.3)

Net reserve for losses and loss expenses, June 30	4,237.4	3,988.0
Losses and loss expenses recoverable	1,013.9	932.4

Reserve for losses and loss expenses, June 30	$5,251.3	$4,920.4

Acquisition Costs
     Acquisition costs increased by $2.4 million, or 3.0%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in acquisition costs was primarily due to the increase in net premiums earned. Acquisition costs as a percentage of net premiums earned were 11.7% for the six months ended June 30, 2011 compared to 11.6% for the same period in 2010.
General and Administrative Expenses
     General and administrative expenses increased by $3.7 million, or 2.8%, for the six months ended June 30, 2011 compared to the same period in 2010. The increase in general and administrative expenses was primarily due to an increase in global headcount from 684 at June 30, 2010 to 692 at June 30, 2011 offset by a decrease in performance-based incentive compensation expense. We incurred approximately $2.6 million in costs during the six months ended June 30, 2011 related to our proposed merger with Transatlantic and we incurred additional building related expenses as a result of the expansion of several of our offices.
     Our general and administrative expense ratio was 19.6% for the six months ended June 30, 2011, which was higher than the 19.4% for the six months ended June 30, 2010. The increase was primarily due to the factors discussed above.
     Our expense ratio was 31.3% for the six months ended June 30, 2011 compared to 31.0% for the six months ended June 30, 2010 primarily due to an increase in the general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased $0.3 million, or 16.7%, for the six months ended June 30, 2011 compared the six months ended June 30, 2010. The decrease was due to the non-compete covenants related to the acquisition of Darwin being fully amortized during 2010. No impairment of intangible assets was recognized during the six months ended June 30, 2011 and June 30, 2010, respectively.

Interest Expense
     Interest expense increased $8.5 million, or 44.7%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily as a result of additional interest expense on our 5.50% senior notes that were issued by Allied World Bermuda in November 2010.
Net Income
     Net income for the six months ended June 30, 2011 was $102.4 million compared to $317.7 million for the six months ended June 30, 2010. The decrease was primarily the result of higher net loss and loss expenses and lower realized investment gains and net investment income. Net income for the six months ended June 30, 2011 included a net foreign exchange loss of $0.7 million and an income tax expense of $13.4 million. Net income for the six months ended June 30, 2010 included a net foreign exchange loss of $1.6 million and an income tax expense of $13.6 million.
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

U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in millions)
Revenues
Gross premiums written	$226.7	$189.7	$410.1	$351.7
Net premiums written	172.9	135.2	312.8	266.8
Net premiums earned	145.9	125.7	281.3	254.9
Other income	—	0.6	—	0.9
Expenses
Net losses and loss expenses	$92.6	$69.2	$208.4	$167.6
Acquisition costs	18.9	15.9	37.0	32.8
General and administrative expenses	31.3	30.7	62.0	57.8
Underwriting income (loss)	3.1	10.5	(26.1)	(2.4)
Ratios
Loss and loss expense ratio	63.5%	55.1%	74.1%	65.8%
Acquisition cost ratio	12.9%	12.6%	13.1%	12.9%
General and administrative expense ratio	21.4%	24.4%	22.1%	22.7%
Expense ratio	34.3%	37.0%	35.2%	35.6%
Combined ratio	97.8%	92.1%	109.3%	101.4%
Comparison of Three Months Ended June 30, 2011 and 2010
     Premiums. Gross premiums written increased by $37.0 million, or 19.5%, for the three months ended June 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to new business from existing products and $16.0 million in premiums from new products, specifically in our general casualty, environmental and inland marine lines of business, where we believe profitable underwriting opportunities exist. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Professional liability(1)	$58.8	$51.6	$7.2	14.0%
General casualty	56.5	38.4	18.1	47.1
Healthcare	50.2	41.1	9.1	22.1
General property	32.9	30.0	2.9	9.7
Programs	20.3	26.2	(5.9)	(22.5)
Other	8.0	2.4	5.6	233.3

	$226.7	$189.7	$37.0	19.5%

(1)	Includes our i-bind line of business
     Net premiums written increased by $37.7 million, or 27.9%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in net premiums written was primarily due to higher gross premiums written, as well as a reduction of premiums ceded. The reduction in premiums ceded was primarily due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions of $12.4 million. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $11.5 million in accordance with the terms of the contracts. The net impact of the commutation was a net gain of $0.9 million. We ceded 23.8% of gross premiums written for the three months ended June 30, 2011 compared to 28.7% for the same period in 2010. The decrease in the cession percentage was primarily due to the reduction of premiums ceded of $12.4 million related to the commutation of the swing-rated reinsurance contracts.
     Net premiums earned increased $20.2 million, or 16.1%, for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to the growth of our U.S. insurance operations during 2010 and 2011 and $12.4 million from the commutation which was fully earned.
     Net losses and loss expenses. Net losses and loss expenses increased by $23.4 million, or 33.8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in net losses and loss expenses was primarily due to the growth of the U.S. insurance operations, the reduction of ceded IBNR for the commutation of swing-rated reinsurance contracts of $11.5 million and lower net favorable reserve development recognized. Catastrophe losses of $3.0 million from the Tohoku earthquake and tsunami (business interruption claims) and $2.0 million from the Midwestern U.S. storms were also recognized during the three months ended June 30, 2011.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $10.2 million during the three months ended June 30, 2011 compared to net favorable reserve development of $20.9 million for the three months ended June 30, 2010, as shown in the tables below. The $10.2 million of net favorable reserve development recorded during the three months ended June 30, 2011 excludes the impact of the commutation of swing-rated reinsurance contracts of $11.5 million. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$(0.1)	$(0.1)	$(0.6)	$(0.2)	$(2.0)	$—	$(1.1)	$0.6	$(3.5)
Healthcare	(0.1)	(0.4)	(1.3)	(0.7)	(0.9)	0.3	(0.5)	0.7	(0.9)	(3.8)
General casualty	0.1	(0.2)	(0.4)	(5.4)	—	—	—	0.1	—	(5.8)
General property	—	—	—	—	—	—	0.7	0.2	0.3	1.2
Programs	—	—	—	—	—	(0.5)	0.7	0.9	0.6	1.7

	$—	$(0.7)	$(1.8)	$(6.7)	$(1.1)	$(2.2)	$0.9	$0.8	$0.6	$(10.2)

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$—	$—	$(0.2)	$(5.6)	$(1.0)	$(1.4)	$(0.8)	$1.7	$(7.3)
Healthcare	(0.4)	(0.3)	0.1	(1.9)	(1.4)	0.5	0.7	(1.3)	(4.0)
General casualty	0.3	(0.4)	(7.6)	(1.5)	—	—	—	—	(9.2)
General property	—	(0.1)	0.9	(1.0)	(0.2)	(0.3)	(0.5)	—	(1.2)
Programs	—	—	—	—	0.1	1.2	(0.3)	(0.2)	0.8

	$(0.1)	$(0.8)	$(6.8)	$(10.0)	$(2.5)	$—	$(0.9)	$0.2	$(20.9)

     The loss and loss expense ratio for the three months ended June 30, 2011 was 63.5% compared to 55.1% for the three months ended June 30, 2010. Net favorable reserve development recognized and the impact of the commutation adjustment to ceded IBNR during the three months ended June 30, 2011 decreased the loss and loss expense ratio by 6.3 percentage points. Thus, the loss and loss expense ratio for the current loss year was 69.8%. In comparison, net favorable reserve development during the three months ended June 30, 2010 decreased the loss and loss expense ratio by 16.6 percentage points. Thus, the loss and loss expense ratio for that loss year was 71.7%.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,109.9	$972.0
Incurred related to:
Commutation of variable-rated reinsurance contracts	11.5	—
Current period non-catastrophe	86.3	90.1
Current period property catastrophe	5.0	—
Prior period non-catastrophe	(10.2)	(22.1)
Prior period property catastrophe	—	1.2

Total incurred	$92.6	$69.2
Paid related to:
Current period non-catastrophe	4.2	2.3
Current period property catastrophe	0.5	—
Prior period non-catastrophe	39.2	29.3
Prior period property catastrophe	—	3.9

Total paid	$43.9	$35.5
Net reserve for losses and loss expenses, June 30	1,158.6	1,005.7
Losses and loss expenses recoverable	421.4	378.0

Reserve for losses and loss expenses, June 30	$1,580.0	$1,383.7

     Acquisition costs. Acquisition costs increased by $3.0 million, or 18.9%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio increased to 12.9% for the three months ended June 30, 2011 from 12.6% for the same period in 2010.
     General and administrative expenses. General and administrative expenses increased by $0.6 million, or 2.0%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease in the general and administrative expense ratio from 24.4% for the three months ended June 30, 2010 to 21.4% for the same period in 2011 was a result of the increase in net premiums earned as well as our expense management initiatives.
  Comparison of Six Months Ended June 30, 2011 and 2010
     Premiums. Gross premiums written increased by $58.4 million, or 16.6%, for the six months ended June 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to new business from existing products and higher volume from new products, specifically in our general casualty, environmental and inland marine lines of business, where we believe profitable underwriting opportunities exist. The increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six months ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Professional liability(1)	$113.8	$96.8	$17.0	17.6%
General casualty	97.5	66.4	31.1	46.8
Healthcare	95.6	88.6	7.0	7.9
General property	46.5	46.5	—	—
Programs	40.2	51.0	(10.8)	(21.2)
Other	16.5	2.4	14.1	587.5

	$410.1	$351.7	$58.4	16.6%

(1)	Includes our i-bind line of business

     Net premiums written increased by $46.0 million, or 17.2%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in net premiums written was primarily due to higher gross premiums written and due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions of $12.4 million. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $11.5 million in accordance with the terms of the contracts. The net impact of the commutation was a net gain of $0.9 million. For the six months ended June 30, 2010, the commutation of certain variable-rated reinsurance contracts reduced premiums ceded by $9.3 million. We ceded 23.7% of gross premiums written for the six months ended June 30, 2011 compared to 24.2% for the same period in 2010. The decrease in the ceded premium ratio was primarily due to the commutation of certain variable-rated reinsurance contracts with swing-rated provisions of $12.4 million during the six months ended June 30, 2011 compared to $9.3 million during the six months ended June 30, 2010.
     Net premiums earned increased $26.4 million, or 10.4%, for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to the growth of our U.S. insurance operations during 2010. Additionally, the commutation of swing-rated reinsurance contracts during the six months ended June 30, 2011 added $12.4 million to net premiums earned compared to $9.3 million during the six months ended June 30, 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $40.8 million, or 24.3%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in net losses and loss expenses was primarily due to growth of the U.S. insurance operations and unfavorable prior year reserve development in the 2006 loss year related to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion.
     Overall, our U.S. insurance segment recorded net unfavorable reserve development of $12.0 million during the six months ended June 30, 2011 compared to net favorable reserve development of $24.6 million for the six months ended June 30, 2010, as shown in the tables below. The $12.0 million of net unfavorable reserve development recorded during the six months ended June 30, 2011 excludes the impact of the commutation of swing-rated reinsurance contracts of $11.5 million. The $24.6 million of net favorable reserve development recorded during the six months ended June 30, 2010 excludes the impact of the commutation of swing-rated reinsurance contracts of $8.9 million. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
				($ in millions)
Professional liability	$—	$(0.1)	$(0.2)	$(1.3)	$24.1	$(2.2)	$0.5	$(2.7)	$6.9	$25.0
Healthcare	(0.2)	(0.9)	(1.8)	0.3	(0.3)	0.7	(1.7)	1.2	(0.8)	(3.5)
General casualty	0.1	(0.4)	(1.2)	(11.1)	—	—	—	—	—	(12.6)
General property	—	—	(0.3)	(0.6)	—	—	(0.3)	—	1.4	0.2
Programs	—	—	—	—	—	(0.6)	0.8	1.2	1.5	2.9

	$(0.1)	$(1.4)	$(3.5)	$(12.7)	$23.8	$(2.1)	$(0.7)	$(0.3)	$9.0	$12.0

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$—	$—	$(0.7)	$(5.8)	$(1.2)	$(0.9)	$0.1	$1.7	$(6.8)
Healthcare	(0.8)	(0.7)	(0.6)	(3.6)	(1.0)	0.5	1.7	(1.3)	(5.8)
General casualty	0.3	(1.0)	(14.0)	(1.5)	—	(1.0)	3.6	—	(13.6)
General property	—	(0.1)	0.9	(1.6)	(0.2)	1.5	(1.5)	—	(1.0)
Programs	—	—	—	—	—	2.1	—	0.5	2.6

	$(0.5)	$(1.8)	$(14.4)	$(12.5)	$(2.4)	$2.2	$3.9	$0.9	$(24.6)

     The loss and loss expense ratio for the six months ended June 30, 2011 was 74.1% compared to 65.8% for the six months ended June 30, 2010. Net unfavorable reserve development and the impact of a commutation adjustment to ceded IBNR recognized during the six months ended June 30, 2011 increased the loss and loss expense ratio by 4.6 percentage points. Thus, the loss and loss expense ratio for the current loss year was 69.5%. In comparison, net favorable reserve development and the impact of a commutation adjustment to ceded IBNR recognized in the six months ended June 30, 2010 decreased the loss and loss expense ratio by 8.8 percentage points. Thus, the loss and loss expense ratio for that loss year was 74.6%, which includes a $12.0 million net loss on a Connecticut power plant explosion.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,035.1	$901.9
Incurred related to:
Commutation of variable-rated reinsurance contracts	11.5	8.9
Current period non-catastrophe	179.9	183.3
Current period property catastrophe	5.0	—
Prior period non-catastrophe	13.6	(25.6)
Prior period property catastrophe	(1.6)	1.0

Total incurred	$208.4	$167.6
Paid related to:
Current period non-catastrophe	4.8	2.9
Current period property catastrophe	0.5	—
Prior period non-catastrophe	79.6	57.3
Prior period property catastrophe	—	3.6

Total paid	$84.9	$63.8
Net reserve for losses and loss expenses, June 30	1,158.6	1,005.7
Losses and loss expenses recoverable	421.4	378.0

Reserve for losses and loss expenses, June 30	$1,580.0	$1,383.7

     Acquisition costs. Acquisition costs increased by $4.2 million, or 12.8%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio increased to 13.1% for the six months ended June 30, 2011 from 12.9% for the same period in 2010.
     General and administrative expenses. General and administrative expenses increased by $4.2 million, or 7.3%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in general and administrative expenses was due to an increase in headcount offset by a decrease in performance-based incentive compensation. The decrease in the general and administrative expense ratio from 22.7% for the six months ended June 30, 2010 to 22.1% for the same period in 2011 was primarily caused by increased net premiums earned.

International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in millions)
Revenues
Gross premiums written	$178.6	$167.6	$289.9	$289.0
Net premiums written	109.0	98.5	183.9	179.6
Net premiums earned	80.0	89.4	156.3	176.4
Expenses
Net losses and loss expenses	$72.1	$64.6	$143.3	$122.0
Acquisition costs	(0.7)	(0.1)	(2.6)	—
General and administrative expenses	20.7	22.6	41.4	44.5
Underwriting (loss) income	(12.1)	2.3	(25.8)	9.9
Ratios
Loss and loss expense ratio	90.2%	72.2%	91.7%	69.1%
Acquisition cost ratio	(0.9%)	(0.1%)	(1.7%)	0.0%
General and administrative expense ratio	25.8%	25.3%	26.5%	25.2%
Expense ratio	24.9%	25.2%	24.8%	25.2%
Combined ratio	115.1%	97.4%	116.5%	94.3%
Comparison of Three Months Ended June 30, 2011 and 2010
     Premiums. Gross premiums written increased by $11.0 million, or 6.6%, for the three months ended June 30, 2011 compared to the same period in 2010. The increase was primarily a result of new business, including from new products, specifically in our small to mid-sized enterprise (“SME”) insurance products and our trade credit line of business. In addition, we increased premiums in our healthcare line of business and experienced rate increases within our general property line of business. These increases were partially offset by the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment.
     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
General property	$63.3	$59.7	$3.6	6.0%
Professional liability	48.2	50.5	(2.3)	(4.6)
General casualty	45.3	45.1	0.2	0.4
Healthcare	19.2	12.3	6.9	56.1
Other	2.6	—	2.6	n/a

	$178.6	$167.6	$11.0	6.6%

     Net premiums written increased $10.5 million, or 10.7%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. We ceded to reinsurers 39.0% of gross premiums written for the three months ended June 30, 2011 compared to 41.2% for the three months ended June 30, 2010. Net premiums written increased at a higher percentage than gross premiums written due to the non-renewal of international catastrophe coverage which resulted in approximately $2.0 million decrease in ceded premiums written.
     Net premiums earned decreased $9.4 million, or 10.5%, primarily due to lower net premiums written during 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $7.5 million, or 11.6%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in net losses and loss expenses was due to lower prior year net favorable development and to higher catastrophe loss activity during the three months ended June 30, 2011. We recognized losses of $16.0 million resulting from storms in the Midwestern U.S., a $12.5 million increase in estimated losses from the Tohoku earthquake and tsunami, a $3.0 million increase in estimated losses related to the New Zealand earthquake and a $1.0 million decrease related to the Australian storms. In comparison, net losses and loss expenses incurred during the three months ended June 30, 2010 included net losses of $24.0 million from a mine collapse, the Baja, Mexico earthquake and the Tennessee floods.
     Overall, our international insurance segment recorded net favorable reserve development of $12.0 million during the three months ended June 30, 2011 compared to net favorable reserve development of $23.2 million for the three months ended June 30, 2010, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General property	$—	$—	$(0.3)	$(0.2)	$(0.4)	$(1.5)	$(7.4)	$(6.0)	$(0.3)	$(16.1)
Professional liability	(0.1)	(0.1)	(1.4)	(3.4)	(1.8)	(4.1)	14.0	—	—	3.1
General casualty	(0.2)	(1.1)	(0.8)	(2.2)	(7.1)	(4.4)	—	—	22.5	6.7
Healthcare	—	(0.2)	(0.5)	(0.5)	(0.5)	(4.0)	—	—	—	(5.7)

	$(0.3)	$(1.4)	$(3.0)	$(6.3)	$(9.8)	$(14.0)	$6.6	$(6.0)	$22.2	$(12.0)

     The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field service risk.

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

     The loss and loss expense ratio for the three months ended June 30, 2011 was 90.2%, compared to 72.2% for the three months ended June 30, 2010. The net favorable reserve development recognized during the three months ended June 30, 2011 decreased the loss and loss expense ratio by 15.0 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 105.2%. Comparatively, the net favorable reserve development recognized during the three months ended June 30, 2010 decreased the loss and loss expense ratio by 26.0 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 98.2%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $30.5 million of catastrophe losses, which contributed 38.1 percentage points to the loss and loss expense ratio.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,721.8	$1,776.0
Incurred related to:
Current period non-catastrophe	53.6	87.8
Current period property catastrophe	30.5	—
Prior period non-catastrophe	(12.2)	(18.3)
Prior period property catastrophe	0.2	(4.9)

Total incurred	$72.1	$64.6
Paid related to:
Current period non-catastrophe	1.9	2.9
Current period property catastrophe	4.9	18.9
Prior period non-catastrophe	17.1	27.5
Prior period property catastrophe	0.2	4.2

Total paid	$24.1	$53.5
Foreign exchange revaluation	5.2	(4.3)

Net reserve for losses and loss expenses, June 30	1,775.0	1,782.8
Losses and loss expenses recoverable	592.0	554.7

Reserve for losses and loss expenses, June 30	$2,367.0	$2,337.5

     Acquisition costs. Acquisition costs decreased by $0.6 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased from negative 0.1% for the three months ended June 30, 2010 to negative 0.9% for the three months ended June 30, 2011.
     General and administrative expenses. General and administrative expenses decreased $1.9 million, or 8.4%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease in general and administrative expenses was primarily due to a decrease in salaries, benefits and incentive compensation expense. The general and administrative expense ratios for the three months ended June 30, 2011 and 2010 were 25.8% and 25.3%, respectively.
Comparison of Six Months Ended June 30, 2011 and 2010
     Premiums. Gross premiums written increased by $0.9 million, or 0.3%, for the six months ended June 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily a result of new business, including from new products, specifically related to our SME insurance products and our trade credit line of business. In addition, we increased premiums in our healthcare line of business and experienced rate increases within our general property line of business. These increases were partially offset by the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) including the non-renewal of one general property policy that was previously written during the six months ended June 30, 2010 for $5.1 million and the non-renewal of several policies totaling $10.1 million in our general casualty line of business.
     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
General property	$100.5	$99.4	$1.1	1.1%
Professional liability	77.1	77.7	(0.6)	(0.8)
General casualty	68.7	76.8	(8.1)	(10.5)
Healthcare	39.9	35.1	4.8	13.7
Other	3.7	—	3.7	n/a

	$289.9	$289.0	$0.9	0.3%

     Net premiums written increased $4.3 million, or 2.4%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Net premiums written increased at a higher percentage than gross premiums written due to the non-renewal of international catastrophe coverage which resulted in approximately $2.0 million decrease in ceded premiums written. We ceded to reinsurers 36.6% of gross premiums written for the six months ended June 30, 2011 compared to 37.9% for the six months ended June 30, 2010.
     Net premiums earned decreased $20.1 million, or 11.4%, primarily due to lower net premiums written during 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $21.3 million, or 17.5%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in net losses and loss expenses was due to lower net favorable prior year reserve development and higher catastrophe loss activity in the current period, which included net losses and loss expenses incurred of $42.0 million related to the Tohoku earthquake and tsunami, $16.0 million related to the storms in the Midwestern U.S, $12.7 million related to the New Zealand earthquake and $3.0 million related to the Australian storms.
     Overall, our international insurance segment recorded net favorable reserve development of $40.6 million during the six months ended June 30, 2011 compared to net favorable reserve development of $80.8 million for the six months ended June 30, 2010, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General property	$—	$—	$(0.7)	$(2.3)	$0.3	$(1.6)	$(12.8)	$(14.6)	$(2.5)	$(34.2)
Professional liability	2.0	(1.1)	(3.9)	(7.7)	(10.0)	(4.1)	23.0			(1.8)
General casualty	(0.7)	(2.4)	4.4	(12.5)	4.2	(12.0)	—	7.2	22.5	10.7
Healthcare	(0.1)	(0.5)	(0.9)	(1.0)	(8.8)	(4.0)				(15.3)

	$1.2	$(4.0)	$(1.1)	$(23.5)	$(14.3)	$(21.7)	$10.2	$(7.4)	$20.0	$(40.6)

     The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field service risk.

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

     The loss and loss expense ratio for the six months ended June 30, 2011 was 91.7%, compared to 69.1% for the six months ended June 30, 2010. The net favorable reserve development recognized during the six months ended June 30, 2011 decreased the loss and loss expense ratio by 26.0 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 117.7%. Comparatively, the net favorable reserve development recognized during the six months ended June 30, 2010 decreased the loss and loss expense ratio by 45.8 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 114.9%. The increase in the loss and loss expense ratio for the current loss year was primarily due to higher loss activity in the current loss year compared to prior years. Loss activity during the six months ended June 30, 2010 included $81.5 million related to the earthquakes in Haiti, Chile and Baja, Mexico, a mine collapse and Tennessee floods and contributed 46.2 percentage points to that year’s loss and loss expense ratio. The $73.7 million of losses from the Australian storms, New Zealand earthquake, Tohoku earthquake and tsunami and Midwestern U.S. storms during the six months ended June 30, 2011 contributed 47.2 percentage points to the current period’s loss and loss expense ratio.

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,695.7	$1,790.1
Incurred related to:
Current period non-catastrophe	110.2	152.8
Current period property catastrophe	73.7	50.0
Prior period non-catastrophe	(36.7)	(76.5)
Prior period property catastrophe	(3.9)	(4.3)

Total incurred	$143.3	$122.0
Paid related to:
Current period non-catastrophe	2.2	8.6
Current period property catastrophe	5.2	18.9
Prior period non-catastrophe	63.2	83.5
Prior period property catastrophe	3.7	9.0

Total paid	$74.3	$120.0
Foreign exchange revaluation	10.3	(9.3)

Net reserve for losses and loss expenses, June 30	1,775.0	1,782.8
Losses and loss expenses recoverable	592.0	554.7

Reserve for losses and loss expenses, June 30	$2,367.0	$2,337.5

     Acquisition costs. Acquisition costs decreased by $2.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased from 0.0% for the six months ended June 30, 2010 to negative 1.7% for the six months ended June 30, 2011.
     General and administrative expenses. General and administrative expenses decreased $3.1 million, or 7.0%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease in general and administrative expenses was primarily due to a decrease in salaries, benefits and incentive compensation expense offset by an increase in professional fees for our Lloyd’s of London Syndicate 2232 of $2.1 million. The general and administrative expense ratios for the six months ended June 30, 2011 and 2010 were 26.5% and 25.2%, respectively. The increase was due to a lower decrease in general and administrative expenses compared to the decrease in net premiums earned.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in millions)
Revenues
Gross premiums written	$114.3	$136.6	$380.3	$357.2
Net premiums written	113.9	136.0	380.0	356.7
Net premiums earned	129.4	123.8	252.6	245.9
Expenses
Net losses and loss expenses	$71.1	$54.9	$188.6	$131.2
Acquisition costs	24.8	22.1	46.7	45.9
General and administrative expenses	15.3	14.8	31.7	29.3
Underwriting income (loss)	18.2	32.0	(14.4)	39.5
Ratios
Loss and loss expense ratio	54.9%	44.4%	74.7%	53.4%
Acquisition cost ratio	19.2%	17.9%	18.5%	18.7%
General and administrative expense ratio	11.8%	11.9%	12.6%	11.9%
Expense ratio	31.0%	29.8%	31.1%	30.6%
Combined ratio	85.9%	74.2%	105.8%	84.0%
Comparison of Three Months Ended June 30, 2011 and 2010
     Premiums. Gross premiums written decreased by $22.3 million, or 16.3%, for the three months ended June 30, 2011 compared to the same period in 2010. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions). These decreases were partially offset by gross premiums written in our new global marine and specialty division and the continued build-out of our international platform.
     The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Three Months Ended
	June 30,
	2011	2010
	($ in millions)
Bermuda	$55.0	$69.4
United States	42.5	57.7
Europe	6.8	3.7
Singapore	10.0	5.8

	$114.3	$136.6

     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Property reinsurance	$49.2	$53.1	$(3.9)	(7.3)%
General casualty reinsurance*	32.1	28.4	3.7	13.0
International reinsurance	19.0	27.1	(8.1)	(29.9)
Professional liability reinsurance	4.7	23.7	(19.0)	(80.2)
Specialty reinsurance	9.3	4.3	5.0	116.3

	$114.3	$136.6	$(22.3)	(16.3)%

*	Includes our facultative reinsurance line of business
     Net premiums written decreased by $22.1 million, or 16.3%, consistent with the decrease in gross premiums written. Net premiums earned increased $5.6 million, or 4.5%, as a result of the increase in net premiums written during the year ended December 31, 2010 and the six months ended June 30, 2011. In addition, upward adjustments on estimated premiums, the majority of which were fully earned, were higher by $4.1 million during the three months ended June 30, 2011 compared to the same period in 2010. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses increased by $16.2 million, or 29.5%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in net losses and loss expenses was due to higher loss activity in the current period, which included net losses and loss expenses incurred of $25.0 million resulting from the Midwestern U.S. storms and changes in estimated net losses of $10.0 million related to the New Zealand earthquake offset by a $3.0 million decrease related to the Australian storms and the Tohoku earthquake. The current period’s losses were partially offset by higher net favorable prior year reserve development recognized during the three months ended June 30, 2011 compared to the same period in 2010.
     Overall, our reinsurance segment recorded net favorable prior year reserve development of $33.0 million and $20.0 million during the three months ended June 30, 2011 and 2010, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Property reinsurance	$(0.1)	$(0.2)	$(0.5)	$(0.6)	$—	$0.1	$0.4	$(0.2)	$0.3	$(0.8)
International reinsurance	—	—	(0.4)	(1.1)	(0.1)	(1.8)	(0.4)	(0.7)	(5.0)	(9.5)
General casualty reinsurance	—	0.3	0.5	(6.6)	(0.9)	(0.7)	(0.2)	—	—	(7.6)
Professional liability reinsurance	(0.4)	(0.9)	(0.5)	(4.6)	(5.3)	(0.7)	(0.5)	—	—	(12.9)
Specialty reinsurance	—	—	(0.2)	—	—	(0.8)	—	0.1	(1.3)	(2.2)

	$(0.5)	$(0.8)	$(1.1)	$(12.9)	$(6.3)	$(3.9)	$(0.7)	$(0.8)	$(6.0)	$(33.0)

	Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$—	$—	$—	$(0.1)	$—	$—	$—	$(6.0)	$(6.1)
International reinsurance	—	(0.1)	—	—	—	(1.5)	—	(0.1)	(1.7)
General casualty reinsurance	—	0.1	(2.7)	(1.2)	(0.3)	(0.1)	—	—	(4.2)
Professional liability reinsurance	0.4	(1.3)	(4.1)	(2.7)	(0.5)	(0.2)	—	—	(8.4)
Specialty reinsurance	—	—	(0.1)	(0.1)	—	0.4	0.2	—	0.4

	$0.4	$(1.3)	$(6.9)	$(4.1)	$(0.8)	$(1.4)	$0.2	$(6.1)	$(20.0)

     The loss and loss expense ratio for the three months ended June 30, 2011 was 54.9%, compared to 44.4% for the three months ended June 30, 2010. Net favorable reserve development recognized during the three months ended June 30, 2011 reduced the loss and loss expense ratio by 25.5 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 80.4%. In comparison, net favorable reserve development recognized in the three months ended June 30, 2010 reduced the loss and loss expense ratio by 16.2 percentage points. Thus, the loss and loss expense ratio related to that loss year was 60.6%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $32.0 million of catastrophe losses, which contributed 24.7 percentage points to the loss and loss expense ratio.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, April 1	$1,293.4	$1,185.0
Incurred related to:
Current period non-catastrophe	72.1	74.9
Current period property catastrophe	32.0	—
Prior period non-catastrophe	(34.1)	(19.9)
Prior period property catastrophe	1.1	(0.1)

Total incurred	$71.1	$54.9
Paid related to:
Current period non-catastrophe	3.5	2.6
Current period property catastrophe	4.5	—
Prior period non-catastrophe	52.2	36.6
Prior period property catastrophe	0.5	1.2

Total paid	$60.7	$40.4
Net reserve for losses and loss expenses, June 30	1,303.8	1,199.5
Losses and loss expenses recoverable	0.5	(0.3)

Reserve for losses and loss expenses, June 30	$1,304.3	$1,199.2

     Acquisition costs. Acquisition costs increased by $2.7 million, or 12.2%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as a result of a change in business mix with more weight to contracts carrying higher acquisition cost ratios. The acquisition cost ratio was 19.2% for the three months ended June 30, 2011 compared to 17.9% for the three months ended June 30, 2010.
     General and administrative expenses. General and administrative expenses increased $0.5 million, or 3.4%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in general and administrative expenses was primarily due an increase in staff and related costs resulting from growth in our international platform. The general and administrative expense ratios for the three months ended June 30, 2011 and 2010 were 11.8% and 11.9%, respectively.

Comparison of Six Months Ended June 30, 2011 and 2010
     Premiums. Gross premiums written increased by $23.1 million, or 6.5%, for the six months ended June 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to $21.1 million of new business related to our new global marine and specialty division in addition to increased writings in our international reinsurance lines of business with the build out of our London and Singapore offices, including business written through our Lloyd’s Syndicate 2232. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).
     The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Six Months Ended
	June 30,
	2011	2010
	($ in millions)
Bermuda	$152.4	$149.6
United States	165.8	171.5
Europe	37.2	26.6
Singapore	24.9	9.5

	$380.3	$357.2

     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Property reinsurance	$125.2	$113.8	$11.4	10.0%
General casualty reinsurance*	87.8	95.4	(7.6)	(8.0)
International reinsurance	77.1	68.1	9.0	13.2
Professional liability reinsurance	40.3	60.0	(19.7)	(32.8)
Specialty reinsurance	49.9	19.9	30.0	150.8

	$380.3	$357.2	$23.1	6.5%

*	Includes our facultative reinsurance line of business
     Net premiums written increased by $23.3 million, or 6.5%, consistent with the increase in gross premiums written. Net premiums earned increased $6.7 million, or 2.7%, as a result of the increase in net premiums written. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses increased by $57.4 million, or 43.8%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in net losses and loss expenses was due to higher loss activity in the current period, which included net losses and loss expenses incurred from the Tohoku earthquake and tsunami of $44.5 million, $38.5 million from the New Zealand earthquake, $25.0 million related to the Midwestern U.S. storms and $13.0 million related to the Australian storms. The increase was partially offset by higher net favorable prior year reserve development.
     Overall, our reinsurance segment recorded net favorable prior year reserve development of $70.9 million and $32.7 million during the six months ended June 30, 2011 and 2010, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Property reinsurance	$(0.1)	$(0.5)	$(0.7)	$(1.9)	$(1.0)	$(2.1)	$(1.2)	$(1.0)	$0.3	$(8.2)
International	—	(0.1)	(1.0)	(2.6)	(0.2)	(2.0)	(0.6)	(2.8)	(6.7)	(16.0)
General casualty	(0.2)	(1.7)	(1.3)	(11.7)	(1.6)	(1.1)	(0.3)	—	2.9	(15.0)
Professional liability
reinsurance	(0.3)	(0.7)	(0.6)	(8.5)	(9.4)	(1.1)	(0.8)	—	—	(21.4)
Specialty reinsurance	—	—	(0.2)	—	—	(0.8)	(0.2)	(5.7)	(3.4)	(10.3)

	$(0.6)	$(3.0)	$(3.8)	$(24.7)	$(12.2)	$(7.1)	$(3.1)	$(9.5)	$(6.9)	$(70.9)

	Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$—	$—	$(0.1)	$(1.4)	$—	$—	$0.7	$(7.5)	$(8.3)
International reinsurance	(0.1)	(0.2)	(0.1)	(0.2)	—	(1.5)	—	(0.1)	(2.2)
General casualty reinsurance	—	0.9	(2.8)	(4.1)	(0.6)	(0.1)	—	—	(6.7)
Professional liability reinsurance	(0.3)	(1.8)	(6.8)	(2.8)	(0.5)	(0.2)	—	—	(12.4)
Specialty reinsurance	—	—	(0.1)	0.4	—	(0.5)	(2.9)	—	(3.1)

	$(0.4)	$(1.1)	$(9.9)	$(8.1)	$(1.1)	$(2.3)	$(2.2)	$(7.6)	$(32.7)

     The loss and loss expense ratio for the six months ended June 30, 2011 was 74.7%, compared to 53.4% for the six months ended June 30, 2010. Net favorable reserve development recognized during the six months ended June 30, 2011 reduced the loss and loss expense ratio by 28.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 102.8%. In comparison, net favorable reserve development recognized in the six months ended June 30, 2010 reduced the loss and loss expense ratio by 13.3 percentage points. Thus, the loss and loss expense ratio related to that loss year was 66.7%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $121.0 million of catastrophe losses from the Australian storms, Midwestern U.S. storms, New Zealand earthquake and Tohoku earthquake and tsunami during the six months ended June 30, 2011, discussed above, which contributed 47.9 percentage points to the loss and loss expense ratio for the six months ended June 30, 2011.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,220.8	$1,149.8
Incurred related to:
Current period non-catastrophe	138.5	148.9
Current period property catastrophe	121.0	15.0
Prior period non-catastrophe	(68.7)	(31.3)
Prior period property catastrophe	(2.2)	(1.4)

Total incurred	$188.6	$131.2
Paid related to:
Current period non-catastrophe	4.1	2.5
Current period property catastrophe	4.5	0.4
Prior period non-catastrophe	91.4	76.0
Prior period property catastrophe	5.6	2.6

Total paid	$105.6	$81.5
Net reserve for losses and loss expenses, June 30	1,303.8	1,199.5
Losses and loss expenses recoverable	0.5	(0.3)

Reserve for losses and loss expenses, June 30	$1,304.3	$1,199.2

     Acquisition costs. Acquisition costs increased by $0.8 million, or 1.7%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily as a result of the increase in earned premium. The acquisition cost ratio was 18.5% for the six months ended June 30, 2011, compared to 18.7% for the six months ended June 30, 2010.
     General and administrative expenses. General and administrative expenses increased $2.4 million, or 8.2%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in general and administrative expenses was primarily due to an increase in salary and related costs in addition to professional fees related to the operation of Lloyd’s Syndicate 2232. The general and administrative expense ratios for the six months ended June 30, 2011 and 2010 were 12.6% and 11.9%, respectively.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	($ in millions)
Case reserves	$364.9	$295.3	$684.2	$498.3	$413.1	$373.0	$1,462.2	$1,166.5
IBNR	1,215.1	1,136.4	1,682.8	1,728.4	891.2	847.8	3,789.1	3,712.7

Reserve for losses and loss expenses	1,580.0	1,431.7	2,367.0	2,226.7	1,304.3	1,220.8	5,251.3	4,879.2
Reinsurance recoverables	(421.4)	(396.6)	(592.0)	(531.0)	(0.5)	—	(1,013.9)	(927.6)

Net reserve for losses and loss expenses	$1,158.6	$1,035.1	$1,775.0	$1,695.7	$1,303.8	$1,220.8	$4,237.4	$3,951.6

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

     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2011:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,580.0	$1,279.5	$1,731.2
International insurance	2,367.0	1,809.7	2,682.9
Reinsurance	1,304.3	1,016.0	1,505.6

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(2)
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,158.6	$933.1	$1,264.5
International insurance	1,775.0	1,342.7	2,022.4
Reinsurance	1,303.8	1,015.5	1,504.4

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,370.9 million and the consolidated high estimate is $5,653.9 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,510.9 million and the consolidated high estimate is $4,571.6 million.
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
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of June 30, 2011 and December 31, 2010:

	Reinsurance Recoverable
	As of	As of
	June 30,	December 31,
	2011	2010
	($ in millions)
Ceded case reserves	$262.6	$206.2
Ceded IBNR reserves	751.3	721.4

Reinsurance recoverable	$1,013.9	$927.6

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

Approximately 95% of ceded reserves as of June 30, 2011 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of June 30, 2011 and December 31, 2010, our shareholders’ equity was $3.0 billion and $3.1 billion, respectively. The decrease was impacted by our share and warrant repurchase activities of $113.6 million during the six months ended June 30, 2011.
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
Capital Activities
     In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, and tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. During the six months ended June 30, 2011, we repurchased through open-market purchases 969,163 shares at a total cost of $60.0 million, for an average price of $61.91 per share. No shares were repurchased during the three months ended June 30, 2011 because of the merger negotiations with Transatlantic. We have classified these repurchased shares as “treasury shares, at cost” on the consolidated balance sheets.
     In November 2010, Allied World Bermuda issued $300 million senior notes due in 2020. The senior notes bear interest at an annual rate of 5.50% per year and were priced to yield 5.56%. Interest on the senior notes is payable semi-annually on May 15 and November 15 of each year commencing on May 15, 2011. The net proceeds from the offering of the senior notes were used for general corporate purposes, including the repurchase of the company’s outstanding common shares. The senior notes are the company’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. We may redeem the senior notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the senior notes to be redeemed or a make-whole price, plus accrued and unpaid interest. The senior notes includes covenants and events of default that are usual and customary, but do not contain any financial covenants. In addition, these senior notes as well as the 7.50% senior notes issued in 2006 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.
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
     In November 2007, we entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. As of June 30, 2011 we had a consolidated indebtedness to total capitalization of 0.21 to 1.0 and all of our subsidiaries had a financial strength rating from A.M. Best of A. The Unsecured Facility required a minimum net worth as of June 30, 2011 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $3.0 billion as of June 30, 2011. Based on the results of these financial calculations, we were in compliance with all covenants under the Credit Facility as of June 30, 2011.
     There are a total of 13 lenders that make up the Credit Facility syndication and they have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million.

     In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of our Lloyd’s Syndicate 2232. As of June 30, 2011, the amount of the letter of credit was £67.4 million ($108.3 million).
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
     The following shows our trust accounts on deposit, as well as outstanding and remaining letter of credit facilities and the collateral committed to support the letter of credit facilities as of June 30, 2011 and December 31, 2010:

	As of	As of
	June 30,	December 31,
	2011	2010
	($ in millions)
Total trust accounts on deposit	$1,608.1	$1,657.4

Total letter of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letter of credit facilities	1,700.0	1,700.0

Total letter of credit facilities outstanding:
Citibank Europe plc	712.5	689.8
Credit Facility	159.0	159.0

Total letter of credit facilities outstanding	871.5	848.8

Total letter of credit facilities remaining:
Citibank Europe plc	187.5	210.2
Credit Facility(1)	641.0	641.0

Total letter of credit facilities remaining	828.5	851.2

Collateral committed to support the letter of credit facilities	$1,054.2	$1,121.3

(1)	Net of any borrowing or repayments under the Unsecured Facility.
     As of June 30, 2011, we had a combined unused letter of credit capacity of $828.5 million from the Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.
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
     Cash flows from operating activities for the six months ended June 30, 2011 were $361.8 million compared to $305.6 million for the six months ended June 30, 2010. The increase in cash flows from operations was impacted by increased premium writings in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to an increase in restricted cash. We had net cash used in investing activities of $271.4 million for the six months ended June 30, 2011 compared to $87.7 million for the six months ended June 30, 2010. The increase in cash flows used in investing activities reflects additional investment of our operating cash flow.
     Cash flows used in financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt and the payment of dividends or the repayment of debt. Cash flows used in financing activities were $108.8 million for six months ended June 30, 2011 compared to $65.6 million for the six months ended June 30, 2010. The increase in cash flows used in financing activities was due to the repurchase of the founder warrant and common shares totaling $113.6 million during the six months ended June 30, 2011 compared to share repurchases of $49.1 million during the six months ended June 30, 2010.
     On May 5, 2011, the shareholders approved our proposal to pay dividends in the form of a distribution by way of par value reduction. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share. We made the first such quarterly dividend payment on August 5, 2011 to shareholders of record on July 27, 2011. The amount of the first par value reduction was CHF 0.30, based on the exchange rate as of July 18, 2011. The Company expects to distribute the remaining quarterly installments in October 2011, January 2012 and April 2012. Dividend payments are subject to Swiss law and other related factors described in our 2011 Proxy Statement and our other filings with the SEC.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2011 and December 31, 2010, 94.6% and 96.2%, respectively, of our fixed income portfolio consisted of investment grade securities. As of June 30, 2011 and December 31, 2010, net accumulated unrealized gains on our available for sale fixed maturity investments were $23.1 million and $57.1 million, respectively. The decrease in net unrealized gains was due to selling certain available for sale securities during the six months ended June 30, 2011 and reinvesting the proceeds in fixed maturity investments where mark-to-market changes are reflected in the consolidated statements of operations and comprehensive income. We expect this trend to continue for the remainder of 2011. The maturity distribution of our fixed income portfolio (on a fair value basis) as of June 30, 2011 and December 31, 2010 was as follows:

	As of	As of
	June 30,	December 31,
	2011	2010
	($ in millions)
Due in one year or less	$348.1	$249.3
Due after one year through five years	2,756.9	3,119.9
Due after five years through ten years	761.9	867.9
Due after ten years	95.6	122.9
Mortgage-backed	1,904.6	1,751.9
Asset-backed	679.5	549.0

Total	$6,546.6	$6,660.9

     We have investments in various hedge funds, the market value of which was $562.3 million as of June 30, 2011. Each of these funds have redemption notice requirements. For each of our hedge funds, liquidity is allowed after certain defined periods based on the terms of each hedge fund. See Note 4(d) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our hedge fund investments.
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
     The following were the financial strength ratings of all of our operating insurance and reinsurance subsidiaries as of August 1, 2011, except as noted below:

A.M. Best	A/stable
Moody’s*	A2/stable
Standard & Poor’s**	A/positive

*	Moody’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company and Allied World Reinsurance Company only.

**	Standard & Poor’s financial strength ratings are for Allied World Assurance Company, Ltd, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited only. Standard & Poor’s revised its rating and outlook from A-/positive to A/ CreditWatch with positive implications on June 13, 2011.
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
Off-Balance Sheet Arrangements
     As of June 30, 2011, we did not have any off-balance sheet arrangements.
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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical June 30, 2011 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,507.4	$7,470.4	$7,424.5	$7,354.2	$7,275.0	$7,196.4	$7,039.5
Market value change from base	153.2	116.2	70.3	0.0	(79.2)	(157.8)	(314.7)
Change in unrealized appreciation/(depreciation)	2.1%	1.6%	1.0%	0.0%	(1.1)%	(2.1)%	(4.3)%
     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical June 30, 2011 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,998.5	$5,835.2	$5,753.5	$5,671.8	$5,590.1	$5,508.5	$5,345.1
Market value change from base	326.7	163.4	81.7	0.0	(81.7)	(163.3)	(326.7)
Change in unrealized appreciation/(depreciation)	5.8%	2.9%	1.4%	0.0%	(1.4)%	(2.9)%	(5.8)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of June 30, 2011 we held assets totaling $6.5 billion of fixed income securities. Of those assets, approximately 5.4% were rated below investment grade (Ba1/BB+ or lower) with the remaining 94.6% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA by Standard & Poor’s.
     As of June 30, 2011, we held $2,606.7 million, or 31.4%, of our total investments and cash and cash equivalents in corporate bonds. These corporate bonds had an average credit rating of AA- by Standards & Poor’s.
     As of June 30, 2011, we held $1,904.6 million, or 22.9%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 14.8%, 4.4% and 3.7%, respectively, of our total investments and cash and cash equivalents. In addition, 99.3% of our commercial mortgage-backed securities and 63.9% of our core non-agency residential mortgage-backed securities were rated “AAA” by Standard & Poor’s and Fitch as of June 30, 2011. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.
     Additionally as of June 30, 2011, we held $206.5 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,904.6 million referenced in the preceding paragraph. As of June 30, 2011, 87.0% of those assets were rated below investment grade, and the average credit rating of this below investment grade portfolio was B- by Standard & Poor’s.
     As of June 30, 2011, we held investments in hedge funds with a fair value of $562.3 million. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
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
     As of June 30, 2011 and 2010, approximately 2.2% and 2.2%, respectively, of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written during the six months ended June 30, 2011 and 2010, approximately 12% was written in currencies other than the U.S. dollar.
     Our foreign exchange loss/gain for the six months ended June 30, 2011 and 2010 and the year ended December 31, 2010 are set forth in the chart below.

	Six Months		Year
	Ended		Ended
	June 30,		December 31,
	2011	2010	2010
	($ in millions)
Realized exchange gain (loss)	$3.5	$(4.8)	$(2.0)
Unrealized exchange (loss) gain	(4.2)	3.2	1.6

Foreign exchange loss	$(0.7)	$(1.6)	$(0.4)

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are and in the future may become involved in various claims and legal proceedings that arise in the normal course of our business. On June 12, 2011, we entered into the Merger Agreement. The Merger Agreement provides for the merger of Merger Sub, an indirect wholly-owned subsidiary of ours, with and into Transatlantic, with Transatlantic continuing as the surviving corporation and our indirect wholly-owned subsidiary post-merger.

     Litigation Related to the Merger with Transatlantic
     In connection with the merger, five putative stockholder class action lawsuits have been filed against Transatlantic, Holdings, and the members of the Transatlantic board of directors challenging the merger: Ivers v. Transatlantic Holdings, Inc., et al. (filed June 17, 2011 in the Court of Chancery of the State of Delaware), Clark v. Transatlantic Holdings, Inc., et al. (filed June 17, 2011 in the Supreme Court of the State of New York, County of New York and amended on June 22, 2011), Sutton v. Transatlantic Holdings, Inc., et al. (filed June 17, 2011 in the Supreme Court of the State of New York, County of New York), Jaroslawicz v. Transatlantic Holdings, Inc., et al. (filed June 21, 2011 in the Supreme Court of the State of New York, County of New York) and Kramer v. Transatlantic Holdings, Inc., et al. (filed June 30, 2011 in the Court of Chancery of the State of Delaware) (collectively, the “Lawsuits”). Each of the Lawsuits has been filed against Transatlantic, the members of the Transatlantic board of directors, and Holdings. In addition, other than the Jaroslawicz action, each of the Lawsuits names as a defendant Merger Sub. Plaintiffs in each Lawsuit assert that the members of the Transatlantic board of directors breached their fiduciary duties and that Holdings and/or its subsidiaries aided and abetted the alleged breaches of fiduciary duties. In addition, in the Clark action, plaintiffs allege that Transatlantic aided and abetted its directors’ alleged breaches of fiduciary duty. The Lawsuits seek, among other relief, to enjoin the merger.
     On June 29-30, 2011, the defendants moved to dismiss or stay the three actions pending in New York — the Clark, Sutton, and Jaroslawicz actions —on the grounds that the Ivers and Kramer actions are parallel proceedings pending in the Delaware Court of Chancery seeking the same relief as the three New York actions. On July 25, 2011, the plaintiffs in the three New York actions moved to consolidate those actions into a single action. The court has not ruled on either of these motions.
     On July 21, 2011, Vice Chancellor Parsons of the Delaware Court of Chancery of the State of Delaware entered an order consolidating the two Delaware actions and requiring the Delaware plaintiffs to file a consolidated amended complaint. The Delaware plaintiffs filed the Verified Consolidated Amended Class Action Complaint, a Motion for Preliminary Injunction and a Motion for Expedited Proceedings on August 1, 2011. On August 8, 2011, the defendants moved to dismiss the Verified Consolidated Amended Class Action Complaint and to oppose the Delaware plaintiffs’ Motion for Expedited Proceedings. The motions are currently pending before the court.
     Holdings, Transatlantic, and their respective directors believe these lawsuits are without merit and intend to defend them vigorously.
Item 1A. Risk Factors.
     Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2010 Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2010 Form 10-K, except as set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of the Form S-4 and below. The risks described in our 2010 Form 10-K and our Form S-4 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.
     Pursuant to the terms of the Merger Agreement, which was unanimously approved by our board of directors and Transatlantic’s board of directors, each outstanding share of Transatlantic common stock will be converted into the right to receive 0.88 Holdings shares. Please see Note 17 of the notes to the consolidated financial statements for more information about the Merger Agreement.
     Our proposed merger with Transatlantic may present certain risks to our business and operations prior to the closing, including, among other things, risks that:
•	our operations will be restricted by the terms of the Merger Agreement, which may cause us to forgo otherwise beneficial business opportunities;

•	the proposed merger disrupts our current business plans and operations;

•	our management’s attention being directed toward the completion of the merger and being diverted away from our day-to-day business operations and the execution of our current business plans;

•	current and prospective employees may experience uncertainty about their future roles with the company, which might adversely affect our ability to attract and retain employees who generate and service our business;

•	we may incur significantly higher transaction costs than we currently anticipate, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the merger, whether or not the merger is completed; and

•	the merger may not be completed, which may have an adverse effect on our stock price and future business and financial results.
     In addition, certain risks may continue to exist after the closing of the merger, including, among other things, risks that:
•	the inability to successfully combine the businesses in a manner that permits the combined company to achieve the full synergies anticipated to result from the merger;

•	the future results of the combined company will suffer if the combined company does not effectively manage its operations following the merger; and

•	the occurrence of severe catastrophic events may cause the combined company’s financial results to be volatile and may affect the financial results of the combined company differently than such an event would have affected the financial results of either us or Transatlantic on a stand-alone basis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions and tender offers or otherwise. There were no repurchases made under this program during the second quarter of 2011 because of the merger negotiations with Transatlantic. As of June 30, 2011, the company had $200.9 million of remaining capacity available under the share repurchase program.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger by and among Allied World Assurance Company Holdings, AG, GO Sub, LLC and Transatlantic Holdings, Inc., dated as of June 12, 2011.

3.1(2)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1†	Form of Option Grant Notice and Option Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan.

10.2†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan.

10.3†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan.

10.4†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 14, 2011.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 1, 2011.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

Dated: August 9, 2011	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer

Dated: August 9, 2011	By:	/s/ Joan H. Dillard
	Name:	Joan H. Dillard
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger by and among Allied World Assurance Company Holdings, AG, GO Sub, LLC and Transatlantic Holdings, Inc., dated as of June 12, 2011.

3.1(2)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1†	Form of Option Grant Notice and Option Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan.

10.2†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan.

10.3†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan.

10.4†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 14, 2011.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 1, 2011.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.