Form 10-Q
period 2011-09-30
Allied World Assurance Co Holdings, AG
filed 2011-11-09
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Lindenstrasse 8, 6340 Baar
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of November 1, 2011, 38,156,652 common shares were outstanding.

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
Item 4. [Removed and Reserved
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
FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2011 and December 31, 2010
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2011	2010
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2011: $264,050; 2010: $828,544)	$284,966	$891,849
Fixed maturity investments trading, at fair value	6,279,615	5,769,097
Equity securities trading, at fair value	424,104	174,976
Other invested assets trading, at fair value	552,074	347,632

Total investments	7,540,759	7,183,554
Cash and cash equivalents	869,320	756,995
Restricted cash	33,253	96,373
Insurance balances receivable	607,270	529,927
Prepaid reinsurance	218,514	187,287
Reinsurance recoverable	1,009,643	927,588
Accrued investment income	39,743	40,520
Net deferred acquisition costs	115,070	96,803
Goodwill	268,376	268,376
Intangible assets	54,576	56,876
Balances receivable on sale of investments	349,327	188,408
Net deferred tax assets	26,872	19,740
Other assets	50,424	75,184

Total assets	$11,183,147	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$5,245,553	$4,879,188
Unearned premiums	1,158,842	962,203
Reinsurance balances payable	95,463	99,732
Balances due on purchases of investments	754,451	506,978
Senior notes	797,885	797,700
Dividends payable	14,305	—
Accounts payable and accrued liabilities	113,574	106,010

Total liabilities	$8,180,073	$7,351,811

SHAREHOLDERS’ EQUITY:
Common shares: 2011: par value CHF 14.38 per share and 2010: par value CHF 15.00 per share (2011: 40,003,642; 2010: 40,003,642 shares issued and 2011: 38,145,557; 2010: 38,089,226 shares outstanding)	571,455	600,055
Additional paid-in capital	73,797	170,239
Treasury shares, at cost (2011: 1,858,085; 2010: 1,914,416)	(112,624)	(112,811)
Retained earnings	2,452,650	2,361,202
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	17,796	57,135

Total shareholders’ equity	3,003,074	3,075,820

Total liabilities and shareholders’ equity	$11,183,147	$10,427,631

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
for the three and nine months ended September 30, 2011 and 2010
(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Gross premiums written	$442,698	$378,445	$1,522,984	$1,376,455
Premiums ceded	(92,438)	(76,276)	(296,050)	(271,199)

Net premiums written	350,260	302,169	1,226,934	1,105,256
Change in unearned premiums	21,080	37,327	(165,411)	(88,512)

Net premiums earned	371,340	339,496	1,061,523	1,016,744
Net investment income	47,883	59,479	150,459	193,975
Net realized investment (losses) gains	(130,809)	116,930	(21,555)	289,350
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	—	—	(168)
Portion of loss recognized in other comprehensive income, before taxes	—	—	—	—

Net impairment charges recognized in earnings	—	—	—	(168)
Other income	35,000	—	35,000	913

	323,414	515,905	1,225,427	1,500,814

EXPENSES:
Net losses and loss expenses	205,546	126,988	745,811	547,864
Acquisition costs	39,680	41,919	120,733	120,641
General and administrative expenses	66,007	69,871	201,164	201,423
Amortization and impairment of intangible assets	767	892	2,300	2,675
Interest expense	13,748	9,533	41,235	28,592
Foreign exchange loss (gain)	2,966	(1,387)	3,708	248

	328,714	247,816	1,114,951	901,443

(Loss) Income before income taxes	(5,300)	268,089	110,476	599,371
Income tax expense	5,672	13,569	19,028	27,152

NET (LOSS) INCOME	(10,972)	254,520	91,448	572,219

Other comprehensive (loss) income:
Unrealized gains on investments arising during the period net of applicable deferred income tax expense for the three months ended September 30, 2011: $5,476; 2010: $2,449 and nine months ended September 30, 2011: $3,051; 2010: $3,138	20	47,954	5,656	149,276
Reclassification adjustment for net realized investment gains included in net (loss) income, net of applicable income tax	(5,319)	(32,550)	(44,995)	(145,476)

Other comprehensive (loss) income	(5,299)	15,404	(39,339)	3,800

COMPREHENSIVE (LOSS) INCOME	$(16,271)	$269,924	$52,109	$576,019

PER SHARE DATA
Basic (loss) earnings per share	$(0.29)	$5.59	$2.40	$11.78
Diluted (loss) earnings per share	$(0.29)	$5.21	$2.30	$11.03
Weighted average common shares outstanding	38,110,368	45,544,060	38,078,116	48,580,541
Weighted average common shares and common share equivalents outstanding	38,110,368	48,839,991	39,759,780	51,887,390
Dividends paid per share	$0.375	$0.20	$0.375	$0.60
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2011 and 2010
(Expressed in thousands of United States dollars)

				Accumulated
		Additional		Other
	Share	Paid-in	Treasury	Comprehensive	Retained
	Capital	Capital	Shares	Income	Earnings	Total
December 31, 2010	$600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820

Net income	—	—	—	—	91,448	91,448
Dividends — par value reduction	(28,600)	—	—	—	—	(28,600)
Other comprehensive loss	—	—	—	(39,339)	—	(39,339)
Stock compensation	—	(42,822)	60,187	—	—	17,365
Share repurchases	—	—	(60,000)	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	—	(53,620)

September 30, 2011	$571,455	$73,797	$(112,624)	$17,796	$2,452,650	$3,003,074

December 31, 2009	$1,492	$1,359,934	$—	$149,849	$1,702,020	$3,213,295
Cumulative effect adjustment upon adoption of ASU 2010-11, net of deferred taxes	—	—	—	(41,889)	41,889	—
Net income	—	—	—	—	572,219	572,219
Dividends	—	—	—	—	(28,774)	(28,774)
Other comprehensive income	—	—	—	3,800	—	3,800
Stock compensation	32	28,570	—	—	—	28,602
Share repurchase	—	—	(415,009)	—	—	(415,009)
Repurchase of founder warrants	—	(32,819)	—	—	—	(32,819)

September 30, 2010	$1,524	$1,355,685	$(415,009)	$111,760	$2,287,354	$3,341,314

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2011 and 2010
(Expressed in thousands of United States dollars)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$91,448	$572,219
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(78,001)	(145,700)
Mark to market adjustments	61,912	(143,650)
Net impairment charges recognized in earnings	—	168
Stock compensation expense	16,917	25,177
Insurance balances receivable	(77,343)	(71,266)
Prepaid reinsurance	(31,227)	(682)
Reinsurance recoverable	(82,055)	(19,965)
Accrued investment income	777	9,760
Net deferred acquisition costs	(18,267)	(14,479)
Net deferred tax assets	(4,081)	15,401
Other assets	24,650	10,797
Reserve for losses and loss expenses	366,365	128,053
Unearned premiums	196,639	89,195
Reinsurance balances payable	(4,269)	(5,690)
Accounts payable and accrued liabilities	7,564	(27,837)
Other items, net	20,476	(2,310)

Net cash provided by operating activities	491,505	419,191

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	(727)	(138,918)
Purchases of fixed maturity investments — trading	(5,209,039)	(8,739,173)
Purchases of equity securities	(346,210)	(122,929)
Purchases of other invested assets	(265,720)	(138,249)
Sales of fixed maturity investments — available for sale	627,392	2,057,431
Sales of fixed maturity investments — trading	4,772,552	7,583,380
Sales of equity securities	69,028	5,721
Sales of other invested assets	40,129	2,858
Purchases of fixed assets	(7,792)	(7,809)
Change in restricted cash	63,120	(282,595)

Net cash (used in) provided by investing activities	(257,267)	219,717

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	—	(28,774)
Dividends paid — par value reduction	(14,295)	—
Proceeds from the exercise of stock options	5,317	7,053
Share repurchases	(60,000)	(415,009)
Repurchase of founder warrants	(53,620)	(32,819)

Net cash used in financing activities	(122,598)	(469,549)

Effect of exchange rate changes on foreign currency cash	685	(261)
NET INCREASE IN CASH AND CASH EQUIVALENTS	112,325	169,098
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	756,995	292,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$869,320	$461,286

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$6,294	$12,820
— Cash paid for interest expense	45,750	37,500
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
2. BASIS OF PREPARATION AND CONSOLIDATION
     These unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:
•	The premium estimates for certain reinsurance agreements,

•	Recoverability of deferred acquisition costs,

•	The reserve for outstanding losses and loss expenses,

•	Valuation of ceded reinsurance recoverables,

•	Determination of impairment of goodwill and other intangible assets,

•	Valuation of financial instruments, and

•	Determination of other-than-temporary impairment of available for sale investments.
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
     In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective on a retrospective basis for interim and annual periods beginning on or after December 15, 2011 and will not have an impact on the presentation of future financial statements.
     In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies how goodwill is tested for impairment by permitting entities to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company has not elected early adoption and is currently evaluating the provisions of ASU 2011-08 and its potential impact on future financial statements.
4. INVESTMENTS
a) Available for Sale Securities
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available for sale investments by category are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2011
U.S. Government and Government agencies	$32,971	$2,327	$—	$35,298
States, municipalities and political subdivisions	29,099	4,008	—	33,107
Corporate debt:
Financial institutions	38,368	1,501	(302)	39,567
Industrials	87,661	6,250	—	93,911
Utilities	75,951	7,132	—	83,083

Total fixed maturity investments, available for sale	$264,050	$21,218	$(302)	$284,966

December 31, 2010
U.S. Government and Government agencies	$85,030	$6,923	$—	$91,953
Non-U.S. Government and Government agencies	138,386	9,539	(2,541)	145,384
States, municipalities and political subdivisions	107,289	10,901	(13)	118,177
Corporate debt:
Financial institutions	66,660	6,776	(38)	73,398
Industrials	310,664	20,548	(2)	331,210
Utilities	120,515	11,212	—	131,727

Total fixed maturity investments, available for sale	$828,544	$65,899	$(2,594)	$891,849

b) Trading Securities
     Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive (loss) income (“consolidated income statements”) by category are as follows:

	September 30, 2011	December 31, 2010
U.S. Government and Government agencies	$1,067,673	$1,229,720
Non-U.S. Government and Government agencies	225,782	120,793
States, municipalities and political subdivisions	103,180	127,436
Corporate debt:
Financial institutions	1,292,078	1,261,219
Industrials	827,425	627,524
Utilities	115,214	101,472
Residential mortgage-backed:
Non-agency residential	328,395	371,935
Agency residential	1,374,564	1,195,905
Commercial mortgage-backed:	350,704	184,043
Asset-backed	594,600	549,050

Total fixed maturity investments, trading	6,279,615	5,769,097
Equity securities	424,104	174,976
Other invested assets (1)	552,074	347,632

Total	$7,255,793	$6,291,705

(1)	Within the Company’s financial statements and footnotes “other invested assets” include the Company’s investments in both hedge funds and private equity funds.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
c) Contractual Maturity Dates
     The contractual maturity dates of available for sale fixed maturity investments are as follows:

	September 30, 2011
	Amortized Cost	Fair Value
Due within one year	$26,354	$26,819
Due after one year through five years	198,860	213,579
Due after five years through ten years	35,815	40,787
Due after ten years	3,021	3,781

	$264,050	$284,966

     Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
d) Other Invested Assets
     Included in other invested assets are the Company’s hedge fund and private equity investments. As of the balance sheet date, the Company held 21 funds with a total fair value of $552,074, which comprised 6.5% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

			Long	Short
	Fair Value as of	Unfunded	Exposure(1)	Exposure(2)	Gross	Net
Fund Type	September 30, 2011	Commitments	(% of funded)	(% of funded)	Exposure(3)	Exposure(4)
Private equity (primary and secondary)	$78,078	$162,162	100%	0%	100%	100%
Mezzanine debt	3,308	111,621	100%	0%	100%	100%
Distressed	8,744	36,392	100%	0%	100%	100%

Total private equity	90,130	310,175

Distressed hedge funds	46,767	—	64%	42%	106%	22%
Equity long/short	175,170	—	78%	58%	136%	20%
Multi-strategy	157,479	—	88%	66%	154%	22%
Event driven	82,528	—	93%	69%	162%	24%

Total	$552,074	$310,175

(1)	Long exposure represents the ratio of the fund’s long investments in securities to the fund’s equity capital (over 100% may denote explicit borrowing). Two of the Company’s hedge funds, one event driven fund and one multi-strategy fund had long exposure greater than 100% of the funds’ net asset value (indicating explicit leverage) of 140% and 110%, respectively, as of September 30, 2011.

(2)	Short exposure represents the ratio of the securities sold short to the fund’s equity capital.

(3)	Gross exposure is the addition of the long and short exposures (over 100% may denote explicit borrowing).

(4)	Net exposure is the subtraction of the short exposure from the long exposure.
•	Private equity funds: These funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. The Company has invested in four private equity funds to purchase those primary limited partnership interests. The fair values of the investments in this class have been estimated using the net asset value per share of the investments. These funds cannot be redeemed because the investments include restrictions that do not

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
allow for redemption until termination of the fund. The restriction period for these funds from initial investment ranges from eight to ten years.
•	Mezzanine debt funds: Mezzanine debt funds invest primarily in privately negotiated mezzanine investments. The funds’ strategies will focus primarily on providing capital to upper middle market and middle market companies, and private equity sponsors, in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings and other corporate transactions. The most common position in the capital structure will be between the senior secured debt holder and the equity, however the funds will utilize a flexible approach when structuring investments, which may include secured debt, subordinated debt, preferred stock and/or private equity. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in one mezzanine debt fund which cannot be redeemed at this time because the investments include restrictions that do not allow for redemption until termination of the fund. The restriction period for this fund from initial investment is ten years.
•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five distressed funds, three of which (representing approximately 32% of the value of the funds in this class) are not currently eligible for redemption due to imposed lock-up periods from initial investments ranging from one to eight years. The remaining funds representing approximately 45% and 23% of the value of the funds in this class are currently eligible for quarterly redemption with a 65-day and 45-day notification period, respectively, and are subject to redemption limitations and a redemption fee if redeemed prior to January 2012.
•	Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five equity long/short funds, one of which (representing approximately 25% of the value of the funds in this class) is not currently eligible for redemption due to an imposed lock-up period of eighteen months from initial investment, at which time the fund will be eligible for quarterly redemption with a 45-day notification period. The remaining four funds, representing approximately 75% of the value of the funds in this class, are currently eligible for quarterly redemption, one with a 30-day notification period or monthly redemption with a 30-day notification period and redemption fee, one with a 45-day notification period and redemption fee if redeemed prior to July 2012 and two with a 60-day notification period.
•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four multi-strategy funds, all of which are currently eligible for quarterly redemption. Three of the funds require notification periods before redemption which range from 45 days to 90 days. The remaining fund is currently eligible for redemption of one third of the net asset value with a 65-day notification period.
•	Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs and capital structure arbitrage. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two event driven funds. Approximately 53% of the value of the funds is not currently eligible for redemption due to an imposed two year lock-up period from initial investment. The remaining 47% of the value of the funds in this class is currently eligible for quarterly redemption, but is subject to redemption fees and limitations.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
e) Net Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fixed maturity investments	$47,877	$55,165	$149,471	$193,815
Equity securities and other invested assets	3,397	6,438	10,608	7,684
Cash and cash equivalents	166	183	611	346
Expenses	(3,557)	(2,307)	(10,231)	(7,870)

Net investment income	$47,883	$59,479	$150,459	$193,975

f) Components of Realized Gains and Losses
     Components of realized gains and (losses) are summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross realized gains on sale of securities	$44,674	$33,222	$122,842	$163,461
Gross realized losses on sale of securities	(10,634)	(2,533)	(35,896)	(15,663)
Treasury yield hedge	—	—	—	(3,958)
Futures not designated as hedges	(27,060)	—	(47,470)	—

Foreign exchange forwards not designated as hedges	1,442	—	882	—
Mark-to-market changes: debt securities trading	(46,078)	73,563	(742)	134,040
Mark-to-market changes: foreign exchange forwards and futures not designated as hedges	(17,667)	—	(12,233)	—
Mark-to-market changes: hedge funds and equity securities	(75,486)	10,818	(48,938)	$9,610
Gain on sale of Program Administrator	—	1,860	—	1,860

Net realized investment (losses) gains	$(130,809)	$116,930	$(21,555)	$289,350

Proceeds from sale of available for sale securities	$60,043	$208,473	$606,234	$2,054,547
Proceeds from sale of trading securities	$1,321,722	$2,517,784	$4,740,270	$7,815,137
g) Pledged Assets
     As of September 30, 2011 and December 31, 2010, $285,501 and $280,175, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $1,356,304 and $1,377,266 as of September 30, 2011 and December 31, 2010, respectively, and are included in fixed maturity investments.
     The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. The collateralized portion of these facilities is up to $1,300,000 as of September 30, 2011 and December 31, 2010. See Note 8 “Debt and Financing Arrangements” for details on the facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following table shows the Company’s trust accounts on deposit, as well as outstanding and remaining letter of credit facilities, and the collateral committed to support the letter of credit facilities:

	As of	As of
	September 30,	December 31,
	2011	2010
Total trust accounts on deposit	$1,641,805	$1,657,441
Total letter of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letter of credit facilities	1,700,000	1,700,000

Total letter of credit facilities outstanding:
Citibank Europe plc	752,412	689,851
Credit Facility	161,677	158,983

Total letter of credit facilities outstanding	914,089	848,834

Total letter of credit facilities remaining:
Citibank Europe plc	147,588	210,149
Credit Facility (1)	638,323	641,017

Total letter of credit facilities remaining	785,911	851,166

Collateral committed to support the letter of credit facilities	$1,062,380	$1,121,345

(1)	Net of any borrowing or repayments under the Unsecured Facility (as defined in Note 8). See Note 8 for further details on the Unsecured Facility.
     Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair values of the combined total cash and cash equivalents and investments held under trust were $2,704,185 and $2,778,786 as of September 30, 2011 and December 31, 2010, respectively. Of the total letters of credit facilities outstanding as of September 30, 2011 and December 31, 2010, $7,295 was used to meet security requirements for inter-company transactions and the remaining letters of credit facilities outstanding of $906,794 and $841,539 was used for third-party beneficiaries, respectively.
h) Analysis of Unrealized Losses
     As of September 30, 2011 and December 31, 2010, there were three and nine securities, respectively, in an unrealized loss position. The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months:

	September 30, 2011		December 31, 2010
	Gross Fair	Unrealized	Gross Fair	Unrealized
	Value	Loss	Value	Loss
Less than 12 months
Non-U.S. Government and Government agencies	$—	$—	$34,204	$(1,116)
States, municipalities and political subdivisions	—	—	472	(13)
Corporate debt:	—	—
Financial institutions	9,477	(302)	2,796	(38)
Industrials	—	—	2,150	(2)

	$9,477	$(302)	$39,622	$(1,169)

More than 12 months
Non-U.S. Government and Government agencies	$—	$—	$10,998	$(1,425)

	$—	$—	$10,998	$(1,425)

	$9,477	$(302)	$50,620	$(2,594)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
i) Other-than-temporary impairment charges
     Following the Company’s review of the securities in the investment portfolio during the three and nine months ended September 30, 2011, no securities were considered to be other-than-temporarily impaired.
     Following the Company’s review of the securities in the investment portfolio during the three and nine months ended September 30, 2010 nil and one mortgage-backed security was considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $168 of other than temporary impairment (“OTTI”) during the nine months ended September 30, 2010 was recognized through earnings due to credit related losses.
     The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements for the three and nine months ended September 30, 2010:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2010	2010
Beginning balance of credit losses	$1,264	$1,096
Additions for credit loss for which OTTI was not previously recognized	—	168
Reductions for securities sold during the period (realized)	—	—
Reductions for OTTI previously recognized due to intent to sell	—	—
Additions resulting from the increase in credit losses	—	—
Reductions resulting from the improvement in expected cash flows	—	—
Adoption of ASU 2010-11	(1,264)	(1,264)

Ending balance of credit losses	$—	$—

5. DERIVATIVE INSTRUMENTS
     The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	September 30, 2011				December 31, 2010
	Asset		Liability		Asset		Liability
	Derivative	Asset	Derivative	Liability	Derivative	Asset	Derivative	Liability
	Notional	Derivative	Notional	Derivative	Notional	Derivative	Notional	Derivative
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts (1)	$74,853	$1,487	$62,198	$6,989	$—	$—	$—	$—
Interest rate futures (1)	806,250	1,721	896,100	8,451	—	—	—	—

	$881,103	$3,208	$958,298	$15,440	$—	$—	$—	$—
Relating to operating activities and capital management:
Foreign exchange contracts (2)	$53,705	$2,551	$122,873	$11,438	$26,758	$858	$51,308	$1,629

Total derivatives	$934,808	$5,759	$1,081,171	$26,878	$26,758	$858	$51,308	$1,629

(1)	Asset and liability derivatives relating to the investment portfolio are classified within “balances receivable on sale of investments” or “balances due on purchases of investments” on the consolidated balance sheets.

(2)	Asset and liability derivatives relating to operating activities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.
     The following table provides the total unrealized and realized gains (losses) on derivatives recorded in the consolidated income statements:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain (Loss) Recognized in
	the Consolidated Income Statements	2011	2010	2011	2010
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment losses	$(5,343)	$—	$(4,620)	$—
Interest rate futures	Net realized investment losses	(37,942)	—	(54,201)	—

		$(43,285)	$—	$(58,821)	$—

Relating to operating activities and capital management:
Foreign exchange contracts	Foreign exchange (losses) gains	$(8,075)	$4,832	$(5,474)	$3,420
Treasury yield hedge	Net realized investment losses	—	—	—	(3,958)

Total derivatives		$(51,360)	$4,832	$(64,295)	$(538)

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
b) Relating to Operating Activities and Capital Management
     The Company’s insurance and reinsurance subsidiaries and branches operate in various foreign countries and consequently the Company’s underwriting portfolio is exposed to foreign currency risk. The Company manages foreign currency risk by seeking to match liabilities under the insurance policies and reinsurance contracts that it writes and that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, the Company may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts and currency options.
     In addition, the Company entered into a treasury yield hedge during the nine months ended September 30, 2010 to mitigate the potential rise in interest rates.
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
     The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated:

			Fair value measurement using:
			Quoted prices in		Significant
			active markets for	Significant other	unobservable
	Carrying		identical assets	observable inputs	inputs
September 30, 2011	amount	Total fair value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government and Government agencies	$35,298	$35,298	$35,298	$—	$—
States, municipalities and political subdivisions	33,107	33,107	—	33,107	—
Corporate debt	216,561	216,561	—	216,561	—

Total available for sale fixed maturity investments	284,966	284,966

Trading securities:
U.S. Government and Government agencies	$1,067,673	$1,067,673	$858,948	$208,725	$—
Non-U.S. Government and Government agencies	225,782	225,782	—	225,782	—
States, municipalities and political subdivisions	103,180	103,180	—	103,180	—
Corporate debt	2,234,717	2,234,717	—	2,234,717	—
Mortgage-backed	2,053,663	2,053,663	—	1,806,200	247,463
Asset-backed	594,600	594,600	—	498,993	95,607

Total trading fixed maturity investments	6,279,615	6,279,615

Total fixed maturity investments	6,564,581	6,564,581

Equity securities	424,104	424,104	424,104	—	—
Other invested assets	552,074	552,074	—	—	552,074

Total investments	$7,540,759	$7,540,759	$1,318,350	$5,327,265	$895,144

Senior notes	$797,885	$865,868	$—	$865,868	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

			Fair value measurement using:
			Quoted prices in		Significant
			active markets for	Significant other	unobservable
	Carrying		identical assets	observable inputs	inputs
December 31, 2010	amount	Total fair value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government and Government agencies	$91,953	$91,953	$65,234	$26,719	$—
Non-U.S. Government and Government agencies	145,384	145,384	—	145,384	—
States, municipalities and political subdivisions	118,177	118,177	—	118,177	—
Corporate debt	536,335	536,335	—	536,335	—

Total available for sale fixed maturity investments	891,849	891,849

Trading securities:
U.S. Government and Government agencies	$1,229,720	$1,229,720	$1,088,967	$140,753	$—
Non-U.S. Government and Government agencies	120,793	120,793	—	120,793	—
States, municipalities and political subdivisions	127,436	127,436	—	127,436	—
Corporate debt	1,990,215	1,990,215	—	1,990,215	—
Mortgage-backed	1,751,883	1,751,883	—	1,579,324	172,559
Asset-backed	549,050	549,050	—	500,343	48,707

Total trading fixed maturity investments	5,769,097	5,769,097

Total fixed maturity investments	6,660,946	6,660,946

Equity securities	174,976	174,976	174,976	—	—
Other invested assets	347,632	347,632	—	—	347,632

Total investments	$7,183,554	$7,183,554	$1,329,177	$5,285,479	$568,898

Senior notes	$797,700	$850,570	$—	$850,570	$—
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
     Mortgage-backed: Primarily comprised of residential and commercial mortgages originated by both U.S. government agencies (such as the Federal National Mortgage Association) and non-U.S. government agencies. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the mortgage-backed securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.
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
     Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the net asset value of the funds as reported by the fund manager which the Company believes is an unobservable input, and as such, the fair values of those funds are included in the Level 3 fair value hierarchy.
     Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg. As of September 30, 2011, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in Note 8) were traded at 114.3% and 98.2% of their principal amount, providing an effective yield of 4.2% and 5.8%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

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
	Other invested assets	Mortgage-backed	Asset-backed
Three Months Ended September 30, 2011
Opening balance	$562,267	$216,660	$113,310
Total realized and unrealized gains included in net income	3,938	4,671	28
Total realized and unrealized losses included in net income	(38,667)	(2,795)	(1,402)
Purchases	29,553	46,077	328
Sales	(5,017)	(7,021)	(5,708)
Transfers into Level 3	—	18,170	1,351
Transfers out of Level 3	—	(28,299)	(12,300)

Ending balance	$552,074	$247,463	$95,607

Three Months Ended September 30, 2010
Opening balance	$319,592	$278,789	$103,555
Total realized and unrealized gains included in net income	6,093	6,448	406
Total realized and unrealized losses included in net income	(3,990)	(1,548)	(257)
Change in unrealized gains included in Other Comprehensive Income (“OCI”)	—	3,238	21
Change in unrealized losses included in OCI	—	(5,119)	(2)
Purchases	6,580	1,115	2,177
Sales	—	(58,998)	(1,803)
Cumulative effect adjustment related to the adoption of ASU 2010-11	—	1,796	(19)
Transfers into Level 3	—	6,773	5,294
Transfers out of Level 3	—	(3,257)	(51,680)

Ending balance	$328,275	$229,237	$57,692

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Fair value measurement using significant
	unobservable inputs (Level 3):
	Other invested assets	Mortgage-backed	Asset-backed
Nine Months Ended September 30, 2011
Opening balance	$347,632	$172,558	$48,707
Total realized and unrealized gains included in net income	16,641	8,480	115
Total realized and unrealized losses included in net income	(38,877)	(3,377)	(903)
Purchases	274,893	108,681	115,745
Sales	(48,215)	(50,308)	(8,933)
Transfers into Level 3	—	104,255	34,152
Transfers out of Level 3	—	(92,826)	(93,276)

Ending balance	$552,074	$247,463	$95,607

Nine Months Ended September 30, 2010
Opening balance	$184,725	$253,979	$104,871
Total realized and unrealized gains included in net income	8,233	15,928	573
Total realized and unrealized losses included in net income	(2,932)	(41)	—
Change in unrealized gains included in OCI	—	2,755	64
Change in unrealized losses included in OCI	138,249	—	—
Purchases	—	122,058	53,358
Sales	—	(178,226)	(7,049)
Cumulative effect adjustment related to the adoption of ASU 2010-11	—	1,796	(19)
Transfers into Level 3	—	55,504	56,034
Transfers out of Level 3	—	(44,516)	(150,140)

Ending balance	$328,275	$229,237	$57,692

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
     During the three and nine months ended September 30, 2011, the Company transferred $28,299 and $92,826 of mortgage-backed securities, respectively, and $12,300 and $93,276 of asset-backed securities, respectively, from Level 3 to Level 2 in the fair value hierarchy. During the three and nine months ended September 30, 2010, the Company transferred $3,257 and $44,516 of mortgage-backed securities, respectively, and $51,680 and $150,140 of asset-backed securities, respectively, from Level 3 to Level 2 in the fair value hierarchy. The Company transferred those securities as they no longer utilized broker-dealer quotes and instead used other pricing sources that have significant observable inputs. The Company recognizes transfers between levels at the end of the reporting period.
7. RESERVE FOR LOSSES AND LOSS EXPENSES
     The reserve for losses and loss expenses consists of the following:

	September 30,	December 31,
	2011	2010
Outstanding loss reserves	$1,404,996	$1,166,516
Reserves for losses incurred but not reported	3,840,557	3,712,672

Reserve for losses and loss expenses	$5,245,553	$4,879,188

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross liability at beginning of period	$5,251,304	$4,920,435	$4,879,188	$4,761,772
Reinsurance recoverable at beginning of period	(1,013,951)	(932,435)	(927,588)	(919,991)

Net liability at beginning of period	4,237,353	3,988,000	3,951,600	3,841,781

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	—	—	11,529	8,864
Current year	267,070	228,362	895,386	778,424
Prior years	(61,524)	(101,374)	(161,104)	(239,424)

Total incurred	205,546	126,988	745,811	547,864

Net paid losses related to:
Current year	43,723	37,291	65,002	70,701
Prior years	150,767	135,861	394,363	367,851

Total paid	194,490	173,152	459,365	438,552

Foreign exchange revaluation	(12,499)	8,033	(2,136)	(1,224)

Net liability at end of period	4,235,910	3,949,869	4,235,910	3,949,869
Reinsurance recoverable at end of period	1,009,643	939,956	1,009,643	939,956

Gross liability at end of period	$5,245,553	$4,889,825	$5,245,553	$4,889,825

     During the nine months ended September 30, 2011, the Company commuted certain variable-rated reinsurance contracts that have swing-rated provisions, reducing ceded losses by $11,529 in accordance with the terms of the contracts resulting in a net gain of $865.
     For the three months ended September 30, 2011, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in each segment in the 2004 through 2007 loss years related to the general casualty and professional liability insurance and reinsurance lines of business and the healthcare insurance line of business.
     For the nine months ended September 30, 2011, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. The majority of the net favorable reserve development was recognized in the international insurance and reinsurance segments in the 2004 through 2007 loss years related to the general casualty and professional liability insurance and reinsurance lines of business and the healthcare insurance line of business.
     For the three and nine months ended September 30, 2010, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected loss emergence. For the three and nine months ended September 30, 2010, the majority of the net favorable reserve development was recognized in the international insurance segment in the 2004 through 2006 loss years related to the general casualty, healthcare and professional liability lines of business.
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
8. DEBT AND FINANCING ARRANGEMENTS
     In November 2010, Allied World Assurance Company Holdings, Ltd (“Allied World Bermuda”) issued $300,000 aggregate principal amount of 5.50% Senior Notes due November 10, 2020 (“5.50% Senior Notes”), with interest on the notes payable on May 15 and November 15 of each year commencing on May 15, 2011. The 5.50% Senior Notes were offered by the underwriters at a price of 98.89% of their principal amount, providing an effective yield to investors of 5.56%. The net proceeds from the offering of the 5.50% Senior Notes were used for general corporate purposes, including the repurchase of the Company’s outstanding common

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
shares. The 5.50% Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. Allied World Bermuda may redeem the 5.50% Senior Notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the 5.50% Senior Notes to be redeemed or a make-whole price, plus accrued and unpaid interest. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 5.50% Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.
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
     In addition, Allied World Bermuda entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders that will terminate on November 27, 2012. The Credit Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. Allied World Bermuda is in compliance with all covenants under the Credit Facility as of September 30, 2011 and December 31, 2010.
     There are a total of 13 lenders that make up the Credit Facility syndication and that have varying commitments ranging from $20,000 to $87,500. Of the 13 lenders, four have commitments of $87,500 each, four have commitments of $62,500 each, four have commitments of $45,000 each and one has a commitment of $20,000.
     In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of the Company’s Lloyd’s Syndicate 2232. As of September 30, 2011 and December 31, 2010, the amount of the letter of credit was £67,400 ($105,333) and £53,700 ($82,838), respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
9. GOODWILL AND INTANGIBLE ASSETS
     The following table shows an analysis of goodwill and intangible assets:

		Intangible
		assets with	Intangible
		indefinite	assets with
	Goodwill	lives	finite lives	Total
Net balance at December 31, 2009	$268,376	$23,920	$36,439	$328,735
Additions	—	—	—	—
Amortization	—	—	(3,483)	(3,483)

Net balance at December 31, 2010	268,376	23,920	32,956	325,252
Additions	—	—	—	—
Amortization	—	—	(2,300)	(2,300)

Net balance at September 30, 2011	268,376	23,920	30,656	322,952

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(10,678)	(10,678)
Accumulated impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$30,656	$322,952

     The amortization of the intangible assets with definite lives for the remainder of 2011 and for the years ended December 31, 2012, 2013, 2014, 2015 and thereafter will be $678, $2,533, $2,533, $2,533, $2,533 and $19,846, respectively. The intangible assets will be amortized over the remaining weighted average useful life of 12.1 years.
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
     To the best of the Company’s knowledge, there are no income tax examinations pending by any tax authority.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
11. SHAREHOLDERS’ EQUITY
a) Authorized shares
     Allied World Switzerland’s articles of association authorize its Board of Directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 114,469 or 7,960,260 voting shares, and create conditional capital of 7,200,000 voting shares. The issued share capital consists of the following:

	September 30,	December 31,
	2011	2010
Common shares issued and fully paid, 2011: CHF 14.38 per share; 2010: CHF 15.00 per share	40,003,642	40,003,642

Share capital at end of period	$571,455	$600,055

Nine Months Ended
September 30, 2011
Total shares issued at beginning and end of period	40,003,642

Treasury shares issued, balance at beginning of period	1,914,416
Shares repurchased	969,163
Shares issued out of treasury	(1,025,494)

Total treasury shares at end of period	1,858,085

Total shares outstanding at end of period	38,145,557

     As of September 30, 2011, there were outstanding 38,101,697 voting common shares and 43,860 non-voting common shares.
b) Share Warrants
     In conjunction with the private placement offering at the formation of Allied World Bermuda, Allied World Bermuda granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants were exercisable in certain limited conditions, including a public offering of common shares, and were due to expire November 21, 2011. All warrants granted have been repurchased by the Company.
     In August 2010, Allied World Bermuda repurchased a warrant owned by The Chubb Corporation (“Chubb”) in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrant for an aggregate purchase price of $32,819. In November 2010, Allied World Bermuda repurchased warrants owned by GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and founding shareholders in a privately negotiated transaction. The warrants entitled Goldman Sachs to purchase 1,500,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrants for an aggregate purchase price of $37,197. In February 2011, the Company repurchased the last outstanding warrant owned by American International Group, Inc. (“AIG”) in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of the Company’s common shares for $34.20 per share. The Company repurchased the warrant for an aggregate purchase price of $53,620. The repurchases of the warrants were recognized as a reduction in “additional paid-in capital” on the consolidated balance sheets. The repurchases were executed separately from the share repurchase program discussed in Note 11(d) below. After these repurchases, Chubb, Goldman Sachs and AIG have no warrants remaining and no other disclosed equity interest in the Company.
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
     On May 5, 2011, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share. The Company made such quarterly dividend payments of $14,295 on August 5, 2011 and $14,305 on October 7, 2011 to shareholders of record on July 27, 2011 and October 3, 2011, respectively. The amount of the par value reductions were CHF 0.30 and CHF 0.32 based on the exchange rate as of July 18, 2011 and September 19, 2011, respectively. The Company expects to distribute the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
remaining quarterly installments in January 2012 and April 2012. Dividend payments are subject to Swiss law and other related factors described in the Company’s 2011 Proxy Statement and the Company’s other filings with the SEC.
     In February 2010, the Company declared a dividend of $0.20 per common share payable on April 1, 2010 to shareholders of record on March 16, 2010. This dividend payable amounted to $10,092. In May 2010, the Company declared a quarterly dividend of $0.20 per common share, payable on June 10, 2010 to shareholders of record on May 25, 2010. This dividend paid amounted to $10,017. In August 2010, the Company declared a dividend of $0.20 per common share payable on September 9, 2010 to shareholders of record on August 24, 2010. This dividend payable amounted to $8,665. The total dividends paid through September 30, 2010 amounted to $28,774.
d) Share repurchase
     In May 2010, the Company established a share repurchase program in order to repurchase its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. During the nine months ended September 30, 2011, the Company repurchased through open market purchases 969,163 shares at a total cost of $60,000 for an average price of $61.91 per share. No shares were repurchased during the three months ended September 30, 2011 because of the merger agreement with Transatlantic Holdings, Inc. (“Transatlantic”) which was subsequently terminated. These repurchased shares have been classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
12. EMPLOYEE BENEFIT PLANS
a) Employee option plan
     The Company has implemented the Allied World Assurance Company Holdings, AG 2001 Employee Stock Option Plan (the “Plan”). Under the Plan, up to 4,000,000 common shares may be issued. Options under the Plan are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued are recommended by the Compensation Committee to the Board of Directors for approval but shall not be less than 100% of the fair market value of the common shares of Allied World Switzerland on the date the option award is granted.

	Nine Months Ended September 30, 2011
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,272,739	$38.77
Granted	494,885	61.51
Exercised	(140,792)	37.77
Forfeited	(44,449)	51.83
Expired	(1,198)	43.00

Outstanding at end of period	1,581,185	$45.61

     Assumptions used in the option-pricing model are as follows:

Options Granted During
the Nine Months Ended
September 30, 2011
Expected term of option	5.48 years
Weighted average risk-free interest rate	2.33%
Weighted average expected volatility	31.51%
Dividend yield	1.00%
Weighted average fair value on grant date	$18.27

     The Company has assumed a weighted average annual forfeiture rate of 6.72% in determining the compensation expense over the service period.
     Compensation expense of $967 and $3,143 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2011, respectively. Compensation expense of $706 and $2,256 relating to the options has been included in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $42,017 and $41,505, respectively, in connection with all options granted.
b) Stock incentive plan
     The Company has implemented the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for grants of restricted stock, restricted stock units (“RSUs”), dividend equivalent rights and other equity-based awards. A total of 2,000,000 common shares may be issued under the Stock Incentive Plan. To date, only RSUs have been granted. These RSUs generally vest pro-rata over four years from the date of grant or vest in the fourth or fifth year from the date of grant.

	Nine Months Ended September 30, 2011
		Weighted Average
		Grant Date Fair
	RSUs	Value
Outstanding RSUs at beginning of period	851,078	$39.88
RSUs granted	47,198	58.96
Performance-based RSUs granted	139,210	61.51
RSUs forfeited	(38,643)	34.31
RSUs fully vested	(338,636)	37.48

Outstanding RSUs at end of period	660,207	$47.01

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
     Compensation expense of $2,698 and $10,227 relating to the issuance of the RSUs, including the performance-based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2011, respectively. Compensation expense of $3,174 and $10,215 relating to the issuance of the RSUs, including the performance-based RSUs, has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2010, respectively. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the time of grant. The Company believes it is unlikely that performance-based RSUs will be forfeited as these awards are issued to senior management. Thus, no forfeiture rate is applied to the performance-based RSUs. The Company has assumed a weighted average annual forfeiture rate of 2.80%, excluding performance-based RSUs, in determining the compensation expense over the service period.
     As of September 30, 2011 and December 31, 2010, the Company has recorded $25,362 and $37,991, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.
c) Long-term incentive plan
     The Company has implemented the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan (“LTIP”). Each award under the LTIP represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2009 will vest after the fiscal year ending December 31, 2011, subject to the achievement of the performance conditions and terms of the LTIP. The awards granted in 2008 generally vested after the fiscal year ended December 31, 2010, however, a portion of this award will vest after the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP.

	Nine Months Ended September 30, 2011
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	773,411	$41.74
Additional LTIP awards granted due to the achievement of 2008 — 2010 performance criteria	212,938	43.27
LTIP forfeited	(19,750)	41.39
LTIP awards vested	(642,563)	43.25

Outstanding LTIP awards at end of period	324,036	$39.78

     Compensation expense of $1,140 and $3,547 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2011, respectively. Compensation expense of $3,843 and $12,706 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the three and nine months ended September 30, 2010, respectively. The decrease in compensation expense relating to LTIP is primarily the result of the Company issuing performance-based RSUs in lieu of LTIP as discussed in Note 12(b). The compensation expense for the LTIP is based on the fair market value of Allied World Switzerland’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $47,991 and $77,728 have been included in “additional paid-in capital” on the consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
d) Cash-equivalent stock awards
     Since 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU, LTIP and performance- based RSU awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent LTIP and performance-based RSU awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. For the three and nine months ended September 30, 2011, the expense recognized for the cash-equivalent stock awards was $3,048 and $11,623, respectively. For the three and nine months ended September 30, 2010, the expense recognized for the cash-equivalent stock awards was $4,767 and $10,088, respectively.
     The following table shows the stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock Options	$967	$706	$3,143	$2,256
RSUs	2,698	3,174	10,227	10,215
LTIP	1,140	3,843	3,547	12,706
Cash-equivalent stock awards	3,048	4,767	11,623	10,088

Total	$7,853	$12,490	$28,540	$35,265

13. EARNINGS PER SHARE
     The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic (loss) earnings per share:
Net (loss) income	$(10,972)	$254,520	$91,448	$572,219
Weighted average common shares outstanding	38,110,368	45,544,060	38,078,116	48,580,541

Basic (loss) earnings per share	$(0.29)	$5.59	$2.40	$11.78

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Diluted (loss) earnings per share:
Net (loss) income	$(10,972)	$254,520	$91,448	$572,219
Weighted average common shares outstanding	38,110,368	45,544,060	38,078,116	48,580,541
Share equivalents:
Warrants and options	—	1,689,743	413,228	1,627,137
Restricted stock units	—	631,841	443,443	659,402
LTIP awards	—	974,347	823,778	1,020,310
Employee stock purchase plan	—	—	1,215	—

Weighted average common shares and common share equivalents outstanding — diluted	38,110,368	48,839,991	39,759,780	51,887,390

Diluted (loss) earnings per share	$(0.29)	$5.21	$2.30	$11.03

     For the three months ended September 30, 2011 there were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would prove to be anti-dilutive. For the nine months ended September 30, 2011, a weighted average of 608,662 employee stock options and 134,615 RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
     The following tables provide a summary of the segment results:

		International
Three Months Ended September 30, 2011	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$201,522	$109,612	$131,564	$442,698
Net premiums written	157,310	61,386	131,564	350,260
Net premiums earned	150,474	80,175	140,691	371,340
Other income	—	—	—	—
Net losses and loss expenses	(85,720)	(43,666)	(76,160)	(205,546)
Acquisition costs	(19,549)	343	(20,474)	(39,680)
General and administrative expenses	(28,945)	(21,558)	(15,504)	(66,007)

Underwriting income	16,260	15,294	28,553	60,107
Net investment income				47,883
Net realized investment losses				(130,809)
Other income — termination fee				35,000
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(767)
Interest expense				(13,748)
Foreign exchange loss				(2,966)

Loss before income taxes				$(5,300)

Loss and loss expense ratio	57.0%	54.5%	54.1%	55.4%
Acquisition cost ratio	13.0%	(0.4%)	14.6%	10.7%
General and administrative expense ratio	19.2%	26.9%	11.0%	17.8%

Combined ratio	89.2%	81.0%	79.7%	83.9%

		International
Three Months Ended September 30, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$181,232	$100,858	$96,355	$378,445
Net premiums written	140,481	65,520	96,168	302,169
Net premiums earned	129,650	80,557	129,289	339,496
Other income	—	—	—	—
Net losses and loss expenses	(55,144)	(11,040)	(60,804)	(126,988)
Acquisition costs	(18,081)	29	(23,867)	(41,919)
General and administrative expenses	(31,781)	(22,819)	(15,271)	(69,871)

Underwriting income	24,644	46,727	29,347	100,718
Net investment income				59,479
Net realized investment gains				116,930
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(892)
Interest expense				(9,533)
Foreign exchange gain				1,387

Income before income taxes				$268,089

Loss and loss expense ratio	42.5%	13.7%	47.0%	37.4%
Acquisition cost ratio	13.9%	0.0%	18.5%	12.3%
General and administrative expense ratio	24.5%	28.3%	11.8%	20.6%

Combined ratio	80.9%	42.0%	77.3%	70.3%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

		International
Nine Months Ended September 30, 2011	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$611,562	$399,530	$511,892	$1,522,984
Net premiums written	470,099	245,281	511,554	1,226,934
Net premiums earned	431,812	236,421	393,290	1,061,523
Other income	—	—	—	—
Net losses and loss expenses	(294,146)	(186,932)	(264,733)	(745,811)
Acquisition costs	(56,527)	2,946	(67,152)	(120,733)
General and administrative expenses	(90,997)	(62,939)	(47,228)	(201,164)

Underwriting (loss) income	(9,858)	(10,504)	14,177	(6,185)
Net investment income				150,459
Net realized investment losses				(21,555)
Other income — termination fee				35,000
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(2,300)
Interest expense				(41,235)
Foreign exchange loss				(3,708)

Income before income taxes				$110,476

Loss and loss expense ratio	68.1%	79.1%	67.3%	70.3%
Acquisition cost ratio	13.1%	(1.2%)	17.1%	11.4%
General and administrative expense ratio	21.1%	26.6%	12.0%	19.0%

Combined ratio	102.3%	104.5%	96.4%	100.7%

		International
Nine Months Ended September 30, 2010	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$532,980	$389,881	$453,594	$1,376,455
Net premiums written	407,274	245,110	452,872	1,105,256
Net premiums earned	384,514	257,027	375,203	1,016,744
Other income	913	—	—	913
Net losses and loss expenses	(222,767)	(133,069)	(192,028)	(547,864)
Acquisition costs	(50,895)	29	(69,775)	(120,641)
General and administrative expenses	(89,578)	(67,321)	(44,524)	(201,423)

Underwriting income	22,187	56,666	68,876	147,729
Net investment income				193,975
Net realized investment gains				289,350
Net impairment charges recognized in earnings				(168)
Amortization and impairment of intangible assets				(2,675)
Interest expense				(28,592)
Foreign exchange loss				(248)

Income before income taxes				$599,371

Loss and loss expense ratio	57.9%	51.8%	51.2%	53.9%
Acquisition cost ratio	13.2%	0.0%	18.6%	11.9%
General and administrative expense ratio	23.3%	26.2%	11.9%	19.8%

Combined ratio	94.4%	78.0%	81.7%	85.6%

     The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries. All inter-company premiums have been eliminated.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$201,475	$184,223	$680,049	$622,483
Bermuda	81,868	88,386	353,651	347,287
Europe	34,403	24,293	126,942	115,003
Hong Kong	(476)	1,045	7,735	6,658
Singapore	32,990	4,222	58,557	13,825

Total net premiums written	$350,260	$302,169	$1,226,934	$1,105,256

15. COMMITMENTS AND CONTINGENCIES
     Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any allowance for doubtful accounts against the receivable balance. Of the $607,270 in insurance balances receivable as of September 30, 2011, $3,668 was past due over 90 days, which represented 0.6% of the total balance. Of the $529,927 in insurance balances receivable as of December 31, 2010, $2,658 was past due over 90 days, which represented 0.5% of the total balance.
16. OTHER INCOME
     On September 15, 2011, the Company reached a mutual agreement with Transatlantic to terminate the previously announced merger agreement. Under the terms of the termination agreement, the Company received a termination fee of $35,000, which has been included within “Other income” on the consolidated income statements.
17. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS
     The following tables present unaudited condensed consolidating financial information for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the 5.50% Senior Notes and the 7.50% Senior Notes issued by Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Balance Sheet:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of September 30, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,540,759	$—	$7,540,759
Cash and cash equivalents	98,941	18,545	751,834	—	869,320
Insurance balances receivable	—	—	607,270	—	607,270
Prepaid reinsurance	—	—	218,514	—	218,514
Reinsurance recoverable	—	—	1,009,643	—	1,009,643
Net deferred acquisition costs	—	—	115,070	—	115,070
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	54,576	—	54,576
Balances receivable on sale of investments	—	—	349,327	—	349,327
Investments in subsidiaries	2,935,337	3,767,463	—	(6,702,800)	—
Due (to) from subsidiaries	(4,800)	(6,886)	11,686	—	—
Other assets	1,672	60,574	141,666	(53,620)	150,292

Total assets	$3,031,150	$3,839,696	$11,068,721	$(6,756,420)	$11,183,147

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,245,553	$—	$5,245,553
Unearned premiums	—	—	1,158,842	—	1,158,842
Reinsurance balances payable	—	—	95,463	—	95,463
Balances due on purchases of investments	—	—	754,451	—	754,451
Senior notes	—	797,885	—	—	797,885
Accounts payable and accrued liabilities	28,075	13,601	86,203	—	127,879

Total liabilities	28,075	811,486	7,340,512	—	8,180,073

Total shareholders’ equity	3,003,075	3,028,210	3,728,209	(6,756,420)	3,003,074

Total liabilities and shareholders’ equity	$3,031,150	$3,839,696	$11,068,721	$(6,756,420)	$11,183,147

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of December 31, 2010	Guarantor)	Issuer)	Subsidiaries	adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,183,554	$—	$7,183,554
Cash and cash equivalents	138,488	125,663	492,844	—	756,995
Insurance balances receivable	—	—	529,927	—	529,927
Prepaid reinsurance	—	—	187,287	—	187,287
Reinsurance recoverable	—	—	927,588	—	927,588
Net deferred acquisition costs	—	—	96,803	—	96,803
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	56,876	—	56,876
Balances receivable on sale of investments	—	—	188,408	—	188,408
Investments in subsidiaries	2,944,975	3,635,741	—	(6,580,716)	—
Due (to) from subsidiaries	(7,143)	(9,419)	16,562	—	—
Other assets	—	8,801	223,016	—	231,817

Total assets	$3,076,320	$3,760,786	$10,171,241	$(6,580,716)	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$4,879,188	$—	$4,879,188
Unearned premiums	—	—	962,203	—	962,203
Reinsurance balances payable	—	—	99,732	—	99,732
Balances due on purchases of investments	—	—	506,978	—	506,978
Senior notes	—	797,700	—	—	797,700
Accounts payable and accrued liabilities	500	18,111	87,399	—	106,010

Total liabilities	500	815,811	6,535,500	—	7,351,811

Total shareholders’ equity	3,075,820	2,944,975	3,635,741	(6,580,716)	3,075,820

Total liabilities and shareholders’ equity	$3,076,320	$3,760,786	$10,171,241	$(6,580,716)	$10,427,631

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Income Statement:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Three Months Ended September 30, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$442,698	$—	$442,698
Premiums ceded	—	—	(92,438)	—	(92,438)

Net premiums written	—	—	350,260	—	350,260
Change in unearned premiums	—	—	21,080	—	21,080

Net premiums earned	—	—	371,340	—	371,340
Net investment income	7	3	47,873	—	47,883
Net realized investment losses	—	—	(130,809)	—	(130,809)
Other income	35,000	—	—	—	35,000

	35,007	3	288,404	—	323,414

EXPENSES:
Net losses and loss expenses	—	—	205,546	—	205,546
Acquisition costs	—	—	39,680	—	39,680
General and administrative expenses	2,110	913	62,984	—	66,007
Amortization and impairment of intangible assets	—	—	767	—	767
Interest expense	—	13,748	—	—	13,748
Foreign exchange loss (gain)	(10)	907	2,069	—	2,966
Income tax expense	2,730	—	2,942	—	5,672

	4,830	15,568	313,988	—	334,386

Income (loss) before equity in earnings of consolidated subsidiaries	30,177	(15,565)	(25,584)	—	(10,972)
Equity in earnings of consolidated subsidiaries	(41,148)	(26,615)	—	67,763	—

NET (LOSS) INCOME	$(10,971)	$(42,180)	$(25,584)	$67,763	$(10,972)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Three Months Ended September 30, 2010	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$378,445	$—	$378,445
Premiums ceded	—	—	(76,276)	—	(76,276)

Net premiums written	—	—	302,169	—	302,169
Change in unearned premiums	—	—	37,327	—	37,327

Net premiums earned	—	—	339,496	—	339,496
Net investment income	—	22	59,457	—	59,479
Net realized investment gains (losses)	—	—	116,930	—	116,930
Net impairment charges recognized in earnings	—	—	—	—	—
Other income	—	—	—	—	—

	—	22	515,883	—	515,905

EXPENSES:
Net losses and loss expenses	—	—	126,988	—	126,988
Acquisition costs	—	—	41,919	—	41,919
General and administrative expenses	—	3,174	66,697	—	69,871
Amortization and impairment of intangible assets	—	—	892	—	892
Interest expense	—	9,533	—	—	9,533
Foreign exchange gain	—	(555)	(832)	—	(1,387)
Income tax expense	—	—	13,569	—	13,569

	—	12,152	249,233	—	261,385

Income (loss) before equity in earnings of consolidated subsidiaries	—	(12,130)	266,650	—	254,520
Equity in earnings of consolidated subsidiaries	—	266,650	—	(266,650)	—

NET INCOME	$—	$254,520	$266,650	$(266,650)	$254,520

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Nine Months Ended September 30, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$1,522,984	$—	$1,522,984
Premiums ceded	—	—	(296,050)	—	(296,050)

Net premiums written	—	—	1,226,934	—	1,226,934
Change in unearned premiums	—	—	(165,411)	—	(165,411)

Net premiums earned	—	—	1,061,523	—	1,061,523
Net investment income	51	25	150,383	—	150,459
Net realized investment losses	—	—	(21,555)	—	(21,555)
Net impairment charges recognized in earnings	—	—	—	—	—
Other income	35,000	—	—	—	35,000

	35,051	25	1,190,351	—	1,225,427

EXPENSES:
Net losses and loss expenses	—	—	745,811	—	745,811
Acquisition costs	—	—	120,733	—	120,733
General and administrative expenses	7,919	5,141	188,104	—	201,164
Amortization and impairment of intangible assets	—	—	2,300	—	2,300
Interest expense	—	41,235	—	—	41,235
Foreign exchange loss (gain)	(11)	1,131	2,588	—	3,708
Income tax expense	2,730	—	16,298	—	19,028

	10,638	47,507	1,075,834	—	1,133,979

Income (loss) before equity in earnings of consolidated subsidiaries	24,413	(47,482)	114,517	—	91,448
Equity in earnings of consolidated subsidiaries	67,035	114,243	—	(181,278)	—

NET INCOME	$91,448	$66,761	$114,517	$(181,278)	$91,448

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Nine Months Ended September 30, 2010	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
REVENUES:
Gross premiums written	$—	$—	$1,376,455	$—	$1,376,455
Premiums ceded	—	—	(271,199)	—	(271,199)

Net premiums written	—	—	1,105,256	—	1,105,256
Change in unearned premiums	—	—	(88,512)	—	(88,512)

Net premiums earned	—	—	1,016,744	—	1,016,744
Net investment income	—	43	193,932	—	193,975
Net realized investment (losses) gains	—	(3,958)	293,308	—	289,350
Net impairment charges recognized in earnings	—	—	(168)	—	(168)
Other income	—	—	913	—	913

	—	(3,915)	1,504,729	—	1,500,814

EXPENSES:
Net losses and loss expenses	—	—	547,864	—	547,864
Acquisition costs	—	—	120,641	—	120,641
General and administrative expenses	—	9,825	191,598	—	201,423
Amortization and impairment of intangible assets	—	—	2,675	—	2,675
Interest expense	—	28,592	—	—	28,592
Foreign exchange loss (gain)	—	(555)	803	—	248
Income tax expense	—	—	27,152	—	27,152

	—	37,862	890,733	—	928,595

Income (loss) before equity in earnings of consolidated subsidiaries	—	(41,777)	613,996	—	572,219
Equity in earnings of consolidated subsidiaries	—	613,996	—	(613,996)	—

NET INCOME	$—	$572,219	$613,996	$(613,996)	$572,219

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)
Unaudited Condensed Consolidating Cash Flows:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Nine Months Ended September 30, 2011	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$91,448	$66,761	$114,517	$(181,278)	$91,448
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(67,035)	(114,243)	—	181,278	—
Stock compensation expense	650	—	16,267	—	16,917
Amortization of discount on senior notes	—	185	—	—	185
Other assets	(1,673)	(871)	(180,114)	—	(182,658)
Accounts payable and accrued liabilities	10,928	740	559,880	—	571,548
Interest payable	—	(5,250)	—	—	(5,250)

Net cash provided by (used in) operating activities	34,318	(52,678)	510,550	—	492,190

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(727)	—	(727)
Purchase of fixed maturity investments — trading	—	—	(5,209,039)	—	(5,209,039)
Purchases of equity securities and other invested assets	—	—	(611,930)	—	(611,930)
Sales of fixed maturity investments — available for sale	—	—	627,392	—	627,392
Sales of fixed maturity investments — trading	—	—	4,772,552	—	4,772,552
Sale of equity securities and other invested assets	—	—	109,157	—	109,157
Other	(4,496)	—	59,824	—	55,328

Net cash used in investing activities	(4,496)	—	(252,771)	—	(257,267)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Partial par value reduction	(14,295)	—	—	—	(14,295)
Proceeds from the exercise of stock options	5,317	—	—	—	5,317
Share repurchase	(60,000)	—	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Other	(391)	(820)	1,211	—	—

Net cash (used in) provided by financing activities	(69,369)	(54,440)	1,211	—	(122,598)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,547)	(107,118)	258,990	—	112,325
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,941	$18,545	$751,834	$—	$869,320

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
For the Nine Months Ended September 30, 2010	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$—	$572,219	$613,996	$(613,996)	$572,219
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	—	(613,996)	—	613,996	—
Dividends received from subsidiaries	—	540,000	—	(540,000)	—
Stock compensation expense	—	428	24,749	—	25,177
Amortization of discount on senior notes	—	98	—	—	98
Other assets	—	(443)	(361,840)	—	(362,283)
Accounts payable and accrued liabilities	—	(16,615)	190,959	—	174,344
Interest payable	—	9,375	—	—	9,375

Net cash provided by (used in) operating activities	—	491,066	467,864	(540,000)	418,930

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(138,918)	—	(138,918)
Purchase of fixed maturity investments — trading	—	—	(8,739,173)	—	(8,739,173)
Purchases of equity securities and other invested assets	—	—	(261,178)	—	(261,178)
Sales of fixed maturity investments - available for sale	—	—	2,057,431	—	2,057,431
Sales of fixed maturity investments — trading	—	—	7,583,380	—	7,583,380
Sale of equity securities and other invested assets	—	—	8,579	—	8,579
Other	—	(2,097)	(288,307)	—	(290,404)

Net cash used in investing activities	—	(2,097)	221,814	—	219,717

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	—	(28,774)	(540,000)	540,000	(28,774)
Proceeds from the exercise of stock options	—	7,053	—	—	7,053
Stock repurchase	—	(415,009)	—	—	(415,009)
Other	—	(32,819)	—	—	(32,819)

Net cash (used in) provided by financing activities	—	(469,549)	(540,000)	540,000	(469,549)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	19,420	149,678	—	169,098
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	53,849	238,339	—	292,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$73,269	$388,017	$—	$461,286

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
Our Business
     We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of September 30, 2011, we had approximately $11.2 billion of total assets, $3.0 billion of total shareholders’ equity and $3.8 billion of total capital, which includes shareholders’ equity and senior notes.
     During the three months ended September 30, 2011, we experienced rate increases on property lines which had experienced significant loss activity on a year-to-date basis. We also continued to see rate improvement on our general casualty line of business while rates continued to decline in some of our other casualty lines. We believe the premium rate decreases are generally due to increased competition and excess capacity over the past several years. Despite the challenging pricing environment, we believe that there are opportunities where certain products have adequate premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $64.3 million, or 17.0%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and our net income decreased by $265.5 million, or 104.3%, to a net loss of $11.0 million for the same three-month period primarily as a result of a negative total return from our investment portfolio of 1.1%, as well as losses of $27.0 million related to Hurricane Irene in the United States, and additional losses of $6.5 million developing from storms earlier in the year. Our consolidated gross premiums written increased by $146.6 million, or 10.7%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, and our net income decreased by $480.7 million, or 84.0%, to $91.5 million for the same nine-month period. The decrease in net income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to lower total return from investments and higher net losses and loss expenses from property catastrophe losses of $158.2 million in the Asia-Pacific region, $47.9 million from the Midwestern U.S. storms and $27.0 million from Hurricane Irene.

Recent Developments
     On September 15, 2011, we reached a mutual agreement with Transatlantic Holdings, Inc. (“Transatlantic”) to terminate our previously announced merger agreement. Under the terms of the termination agreement, we received a termination fee of $35.0 million plus a $13.3 million partial reimbursement for merger-related expenses, $2.6 million of which were incurred during the three months ended June 30, 2011. Transatlantic will also be obligated to pay us an additional $66.7 million if they enter into an agreement providing for a competing transaction, recommend or submit a competing transaction to their shareholders for adoption, or a transaction with respect to a competing transaction is consummated within 12 months of the termination.
Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in millions except share, per share and percentage data)
Gross premiums written	$442.7	$378.4	$1,523.0	$1,376.4
Net (loss) income	(11.0)	254.5	91.5	572.2
Operating income	86.2	143.5	89.0	300.5
Basic earnings per share:
Net (loss) income	$(0.29)	$5.59	$2.40	$11.78
Operating income	$2.26	$3.15	$2.34	$6.19
Diluted earnings per share:
Net (loss) income	$(0.29) *	$5.21	$2.30	$11.03
Operating income	$2.19	$2.94	$2.24	$5.79
Weighted average common shares outstanding:
Basic	38,110,368	45,544,060	38,078,116	48,580,541
Diluted	39,340,711 *	48,839,991	39,759,780	51,887,390
Basic book value per common share	$78.73	$78.81	$78.73	$78.81
Diluted book value per common share	$75.82	$72.40	$75.82	$72.40
Annualized return on average equity (ROAE), net (loss) income	(1.5%)	31.0%	4.1%	24.2%
Annualized ROAE, operating income	11.5%	17.5%	4.0%	12.7%

*	Diluted weighted average common shares outstanding were only used in the calculation of diluted operating income per share. There were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would prove to be anti-dilutive.
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
Operating income & operating income per share
     Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss, impairment of intangible assets and other non-recurring items. We exclude net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss and any other non-recurring items from our calculation of operating income because these amounts are heavily influenced by and fluctuate in part according to the availability of market opportunities and other factors. We exclude impairment of intangible assets as these are non-recurring charges. We have excluded from our operating income the $35.0 million termination fee received resulting from our previously announced merger agreement with Transatlantic as this is a non-recurring item. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		($ in millions except per share data)
Net (loss) income	$(11.0)	$254.5	$91.5	$572.2
Add after tax effect of:
Net realized investment losses (gains)	126.5	(109.6)	26.1	(272.0)
Net impairment charges recognized in earnings	—	—	—	0.1
Other income — termination fee	(32.3)	—	(32.3)	—
Foreign exchange loss (gain)	3.0	(1.4)	3.7	0.2

Operating income	$86.2	$143.5	$89.0	$300.5

Basic per share data:
Net (loss) income	$(0.29)	$5.59	$2.40	$11.78
Add after tax effect of:
Net realized investment losses (gains)	3.32	(2.41)	0.69	(5.60)
Net impairment charges recognized in earnings	—	—	—	—
Other income — termination fee	(0.85)		(0.85)
Foreign exchange loss (gain)	0.08	(0.03)	0.10	0.01

Operating income	$2.26	$3.15	$2.34	$6.19

Diluted per share data:
Net (loss) income	$(0.29) *	$5.21	$2.30	$11.03
Add after tax effect of:
Net realized investment losses (gains)	3.21	(2.24)	0.66	(5.24)
Net impairment charges recognized in earnings	—	—	—	—
Other income — termination fee	(0.82)		(0.81)
Foreign exchange loss (gain)	0.09	(0.03)	0.09	—

Operating income	$2.19	$2.94	$2.24	$5.79

*	Diluted weighted average common shares outstanding were only used in the calculation of diluted operating income per share. There were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would prove to be anti-dilutive.
Diluted book value per share
     We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of September 30,
	2011	2010
	($ in millions except share and per
	share data)
Price per share at period end	$53.71	$56.59
Total shareholders’ equity	$3,003.1	$3,341.3
Basic common shares outstanding	38,145,557	42,394,576
Add:
Unvested restricted share units	256,672	580,706
Performance based equity awards	898,014	1,409,984
Employee share purchase plan	1,215	—
Dilutive options/warrants outstanding	1,107,305	4,563,380
Weighted average exercise price per share	$38.80	$34.69
Deduct:
Options bought back via treasury method	(799,914)	(2,797,512)

Common shares and common share equivalents outstanding	39,608,849	46,151,134

Basic book value per common share	$78.73	$78.81
Diluted book value per common share	$75.82	$72.40
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		($ in millions except percentage data)
Opening shareholders’ equity	$3,044.4	$3,468.5	$3,075.8	$3,213.3
Deduct: accumulated other comprehensive income	(23.1)	(138.3)	(57.1)	(149.8)

Adjusted opening shareholders’ equity	$3,021.3	$3,330.2	$3,018.7	$3,063.5
Closing shareholders’ equity	$3,003.1	$3,341.3	$3,003.1	$3,341.3
Deduct: accumulated other comprehensive income	(17.8)	(111.8)	(17.8)	(111.8)

Adjusted closing shareholders’ equity	$2,985.3	$3,229.5	$2,985.3	$3,229.5

Average shareholders’ equity	$3,003.3	$3,279.9	$3,002.0	$3,146.5
Net (loss) income available to shareholders	$(11.0)	$254.5	$91.5	$572.2
Annualized return on average shareholders’ equity — net (loss) income available to shareholders	(1.5%)	31.0%	4.1%	24.2%

Operating income available to shareholders	$86.2	$143.5	$89.0	$300.5
Annualized return on average shareholders’ equity — operating income available to shareholders	11.5%	17.5%	4.0%	12.7%

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
Results of Operations
     The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		($ in millions)
Gross premiums written	$442.7	$378.4	$1,523.0	$1,376.4

Net premiums written	$350.3	$302.2	$1,226.9	$1,105.2

Net premiums earned	371.3	339.5	1,061.5	1,016.7
Net investment income	47.9	59.5	150.5	194.0
Net realized investment (losses) gains	(130.8)	116.9	(21.6)	289.4
Net impairment charges recognized in earnings	—	—	—	(0.2)
Other income	35.0	—	35.0	0.9

	$323.4	$515.9	$1,225.4	$1,500.8

Net losses and loss expenses	$205.5	$127.0	$745.8	$547.9
Acquisition costs	39.7	41.9	120.7	120.6
General and administrative expenses	66.0	69.9	201.2	201.4
Amortization and impairment of intangible assets	0.8	0.9	2.3	2.7
Interest expense	13.7	9.5	41.2	28.6
Foreign exchange loss (gain)	3.0	(1.4)	3.7	0.2

	$328.7	$247.8	$1,114.9	$901.4

(Loss) Income before income taxes	$(5.3)	$268.1	$110.5	$599.4
Income tax expense	5.7	13.6	19.0	27.2

Net (loss) income	$(11.0)	$254.5	$91.5	$572.2

Ratios
Loss and loss expense ratio	55.4%	37.4%	70.3%	53.9%
Acquisition cost ratio	10.7%	12.3%	11.4%	11.9%
General and administrative expense ratio	17.8%	20.6%	19.0%	19.8%
Expense ratio	28.5%	32.9%	30.4%	31.7%
Combined ratio	83.9%	70.3%	100.7%	85.6%
Comparison of Three Months Ended September 30, 2011 and 2010
Premiums
     Gross premiums written increased by $64.3 million, or 17.0%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $20.3 million, or 11.2%. The increase in gross premiums written was primarily due to increased new business, including new products, specifically in our general casualty and inland marine lines of business. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our international insurance segment increased by $8.7 million, or 8.6%, primarily as a result of increased premiums in our general casualty and professional lines of business and new business including new products. These gains were partially offset by the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our reinsurance segment increased by $35.3 million, or 36.7%. The increase in gross premiums written was primarily due to the continued build-out of our international platform, primarily through our Lloyd’s syndicate and increased new business, including gross premiums written by our new global marine and specialty division. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).
     The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	Three Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
United States	$245.7	$225.0	$20.7	9.2%
Bermuda	113.7	113.2	0.5	0.4
Europe	47.6	34.2	13.4	39.2
Singapore	33.2	4.2	29.0	690.5
Hong Kong	2.5	1.8	0.7	38.9

	$442.7	$378.4	$64.3	17.0%

     Net premiums written increased by $48.1 million, or 15.9%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.9% of gross premiums written for the three months ended September 30, 2011 compared to 20.2% for the same period in 2010.
     Net premiums earned increased by $31.8 million, or 9.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of higher net premiums earned for the U.S. insurance and reinsurance segments. This is driven primarily by premium growth of our U.S. and reinsurance operations.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Three Months Ended September 30,
	2011	2010	2011	2010
U.S. insurance	45.5%	47.9%	40.5%	38.2%
International insurance	24.8%	26.6%	21.6%	23.7%
Reinsurance	29.7%	25.5%	37.9%	38.1%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $11.6 million, or 19.5%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to equity securities and other invested assets that contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the three months ended September 30, 2011 and 2010 was 2.4% and 2.9%, respectively, and the financial statement total return of our investment portfolio was negative 1.1% for the three months ended September 30, 2011. Investment management expenses of $3.6 million and $2.3 million were incurred during the three months ended September 30, 2011 and 2010, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes (equities).
     As of September 30, 2011, approximately 93.9% of our fixed income investments consisted of investment grade securities. As of September 30, 2011, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s. As of December 31, 2010, average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s. The average duration of fixed maturity investments and cash and cash equivalents was approximately 2.1 years as of September 30, 2011 and 2.5 years as of September 30, 2010.

Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the three months ended September 30, 2011, we recognized $130.8 million in net realized investment losses compared to net realized investment gains of $116.9 million during the three months ended September 30, 2010. During the three months ended September 30, 2011 and 2010, we did not recognize any net impairment charges. Net realized investment losses of $130.8 million for the three months ended September 30, 2011 were comprised of the following:
•	Net realized investment gains of $8.4 million primarily from the sale of fixed maturity securities partially offset by realized losses on interest rate futures.

•	Net realized investment losses of $139.2 million related to mark-to-market adjustments.
     The major contributions to the mark-to-market losses are shown below. In the fixed income portfolio, spread widening more than offset the decline in U.S. Treasury rates, causing lower prices on much of the fixed income portfolio.

Mark-to-Market Adjustments
for the Three Months Ended
September 30, 2011
($ in millions)
Fixed maturity investments accounted for as trading securities	$46.1
Other invested assets and equity securities	75.5
Interest rate futures and foreign exchange forwards	17.6

Total	$139.2

     Although representing only 11.6% of our portfolio, the other invested assets and equity portfolios collectively generated mark-to-market losses of $75.5 million, as equity markets, represented by the S&P 500, were down 14.0% during the quarter.
     The change in stock market valuations and fixed income credit spreads are primarily attributable to two major events in the capital markets: the credit downgrade of the U.S. Treasury and related securities in early August; and the continued economic and political turmoil surrounding European sovereign and bank credit risk. The combination of these two events, including multiple downgrades of sovereign credits, caused investors to seek safe havens in specific sovereign bonds (U.S., Switzerland, Germany and Japan). The sale of stocks and corporate bonds, coupled with less favorable than expected economic data increased concerns about an additional “double dip” recession in the United States and throughout Europe.
     Net realized investment gains of $116.9 million for the three months ended September 30, 2010 were primarily comprised of the following:
•	Net realized investment gains of $32.6 million from the sale of securities.

•	Net realized investment gains of $84.3 million primarily related to the mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities.
Other Income
     The other income of $35.0 million for the three months ended September 30, 2011 represented a termination fee from our previously announced merger agreement with Transatlantic. There was no other income for the three months ended September 30, 2010.
Net Losses and Loss Expenses
     Net losses and loss expenses increased by $78.5 million, or 61.8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in net losses and loss expenses was due to lower net favorable prior year reserve development during the three months ended September 30, 2011 and higher catastrophe loss activity. We recognized estimated losses from catastrophes of $33.5 million, which included $27.0 million related to Hurricane Irene in the United States in the third quarter of 2011, unfavorable reserve development of $5.0 million from storms in the Midwestern United States, and $1.5 million related to the Australian storms occurring in the first quarter of 2011. During the three months ended September 30, 2010, we recognized estimated losses of $12.0 million related to the earthquake in New Zealand.
     We recorded net favorable reserve development related to prior years of $61.6 million and $101.4 million during the three months ended September 30, 2011 and 2010, respectively. The following table shows the net favorable reserve development of $61.6 million by loss year for each of our segments for the three months ended September 30, 2011. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
					($ in millions)
U.S. insurance	$(0.1)	$(0.7)	$(1.1)	$(6.8)	$(1.8)	$(4.4)	$(2.7)	$(2.0)	$(2.3)	$(21.9)
International insurance	(0.2)	9.2	(3.6)	(4.8)	(11.3)	(8.1)	(6.8)	(0.5)	6.2	(19.9)
Reinsurance	0.3	(0.4)	(3.1)	(4.6)	(3.1)	(9.7)	0.3	(0.1)	0.6	(19.8)

	$—	$8.1	$(7.8)	$(16.2)	$(16.2)	$(22.2)	$(9.2)	$(2.6)	$4.5	$(61.6)

     The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our international insurance segment for the 2003 loss year was primarily due to a directors and officers claim within our professional liability line of business related to a securities fraud class action suit.
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

     The loss and loss expense ratio for the three months ended September 30, 2011 was 55.4% compared to 37.4% for the three months ended September 30, 2010. Net favorable reserve development recognized during the three months ended September 30, 2011 reduced the loss and loss expense ratio by 16.6 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 72.0%. Net favorable reserve development recognized during the three months ended September 30, 2010 reduced the loss and loss expense ratio by 29.9 percentage points. Thus, the loss and loss expense ratio related to that loss year was 67.3%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $33.5 million of losses from catastrophes recognized during the three months ended September 30, 2011, as previously discussed, which contributed 9.0 percentage points to the current period’s loss and loss expense ratio. In comparison, $20.6 million of large individual losses contributed 6.0 percentage points to the loss and loss expense ratio for the three months ended September 30, 2010.
     The following table shows the components of the increase in net losses and loss expenses of $78.5 million for each of the periods indicated.

	Three Months Ended
	September 30,
	2011	2010	Dollar
	($ in millions)		Change
Net losses paid	$194.5	$173.2	$21.3
Net change in reported case reserves	(10.4)	(18.1)	7.7
Net change in IBNR	21.4	(28.1)	49.5

Net losses and loss expenses	$205.5	$127.0	$78.5

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, July 1	$4,237.4	$3,988.0
Incurred related to:
Current period non-catastrophe	233.6	228.4
Current period property catastrophe	33.5	—
Prior period non-catastrophe	(60.9)	(96.1)
Prior period property catastrophe	(0.7)	(5.3)

Total incurred	$205.5	$127.0
Paid related to:
Current period non-catastrophe	18.1	20.4
Current period property catastrophe	25.6	17.1
Prior period non-catastrophe	148.3	131.9
Prior period property catastrophe	2.5	3.8

Total paid	$194.5	$173.2
Foreign exchange revaluation	(12.5)	8.0

Net reserve for losses and loss expenses, September 30	4,235.9	3,949.8
Losses and loss expenses recoverable	1,009.6	940.0

Reserve for losses and loss expenses, September 30	$5,245.5	$4,889.8

Acquisition Costs
     Acquisition costs decreased by $2.2 million, or 5.3%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease in acquisition costs was primarily due to a reduction in profit commissions of $4.8 million on our reinsurance business due to declining profitability resulting from increased loss activity in 2011. Acquisition costs as a percentage of net premiums earned were 10.7% for the three months ended September 30, 2011 compared to 12.3% for the same period in 2010.
General and Administrative Expenses
     General and administrative expenses decreased by $3.9 million, or 5.6%, for the three months ended September 30, 2011 compared to the same period in 2010. The decrease in general and administrative expenses was primarily due to a decrease in performance-based incentive compensation expenses and the reimbursement of merger-related expenses by Transatlantic, some of which were incurred during the second quarter of 2011.
     Our general and administrative expense ratio was 17.8% for the three months ended September 30, 2011, which was lower than the 20.6% for the three months ended September 30, 2010. The decrease was primarily due to the factors discussed above while net premiums earned increased.
     Our expense ratio was 28.5% for the three months ended September 30, 2011 compared to 32.9% for the three months ended September 30, 2010 primarily due to the decrease in the general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased by $0.1 million, or 11.1%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease was due to the non-compete covenants related to the acquisition of Darwin Professional Underwriters, Inc. (“Darwin”) being fully amortized during 2010. No impairment of intangible assets was recognized during the three months ended September 30, 2011 and 2010.

Interest Expense
     Interest expense increased by $4.2 million, or 44.2%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily as a result of additional interest expense on our 5.50% senior notes that were issued by Allied World Bermuda in November 2010.
Net (Loss) Income
     Net loss for the three months ended September 30, 2011 was $11.0 million compared to net income of $254.5 million for the three months ended September 30, 2010. The decrease was primarily the result of net realized investment losses, higher net loss and loss expenses and lower net investment income partially offset by the receipt of the merger termination fee. Net loss for the three months ended September 30, 2011 included a net foreign exchange loss of $3.0 million and an income tax expense of $5.7 million. Net income for the three months ended September 30, 2010 included a net foreign exchange gain of $1.4 million and an income tax expense of $13.6 million.
Comparison of Nine Months Ended September 30, 2011 and 2010
Premiums
     Gross premiums written increased by $146.6 million, or 10.7%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The overall increase in gross premiums written was primarily the result of the following:
•	Gross premiums written in our U.S. insurance segment increased by $78.6 million, or 14.7%. The increase in gross premiums written was primarily due to increased new business, including new products, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our international insurance segment increased by $9.6 million, or 2.5%, due to increased premiums in our healthcare line and new business including new products. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•	Gross premiums written in our reinsurance segment increased by $58.3 million, or 12.9%. The increase in gross premiums written was primarily due to increased new business, including gross premiums written by our new global marine and specialty division and the continued build-out of our international platform. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).
     The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
United States	$821.5	$748.2	$73.3	9.8%
Bermuda	462.0	449.7	12.3	2.7
Europe	169.9	157.3	12.6	8.0
Singapore	58.8	13.8	45.0	326.1
Hong Kong	10.8	7.4	3.4	45.9

	$1,523.0	$1,376.4	$146.6	10.7%

     Net premiums written increased by $121.7 million, or 11.0%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net premiums written was primarily due to the increase in gross premiums written. Premiums ceded were reduced by $12.4 million due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded IBNR by $11.5 million in accordance with the terms of the contracts. During the nine months ended September 30,

2010, net premiums written included a $9.3 million reduction in premiums ceded for the commutation of certain variable-rated reinsurance contracts.
     The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 19.4% of gross premiums written for the nine months ended September 30, 2011 compared to 19.7% for the same period in 2010. The decrease in the cession percentage was primarily due to the reduction of premiums ceded of $12.4 million during the nine months ended September 30, 2011 compared to $9.3 million during the nine months ended September 30, 2010 related to the commutation of certain swing-rated reinsurance contracts.
     Net premiums earned increased by $44.8 million, or 4.4%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This was primarily a result of higher net premiums earned for the U.S. insurance segment and our reinsurance segment, driven by premium growth. Additionally, the commutation of swing-rated reinsurance contracts during the nine months ended September 30, 2011 added $12.4 million to net premiums earned compared to $9.3 million during the nine months ended September 30, 2010.
     We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross		Net
	Premiums		Premiums
	Written		Earned
	Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. insurance	40.2%	38.7%	40.7%	37.8%
International insurance	26.2%	28.3%	22.3%	25.3%
Reinsurance	33.6%	33.0%	37.0%	36.9%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income
     Net investment income decreased by $43.5 million, or 22.4%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to equity securities, other invested assets, which contribute to our total return but carry little or no current yield. We increased our equity and other invested assets by $526.2 million between September 30, 2010 and September 30, 2011. The annualized period book yield of the investment portfolio for the nine months ended September 30, 2011 and 2010 was 2.6% and 3.4%, respectively, and the financial statement total return of our investment portfolio was 1.1% for the nine months ended September 30, 2011. Investment management expenses of $10.2 million and $7.9 million were incurred during the nine months ended September 30, 2011 and 2010, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes (equities).
     As of September 30, 2011, approximately 93.9% of our fixed income investments consisted of investment grade securities. As of September 30, 2011, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s. As of December 31, 2010, average credit rating of our fixed income portfolio was AA as rated by Standard & Poor’s and Aa2 as rated by Moody’s. The average duration of fixed maturity investments and cash and cash equivalents was approximately 2.1 years as of September 30, 2011 and 2.5 years as of September 30, 2010.
Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings
     During the nine months ended September 30, 2011, we recognized $21.6 million in net realized investment losses compared to net realized investment gains of $289.4 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we did not recognize any net impairment charges compared to $0.2 million during the nine months ended September 30, 2010. Net realized investment losses of $21.6 million for the nine months ended September 30, 2011 were comprised of the following:
•	Net realized investment gains of $40.3 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio.

•	Net realized investment losses of $61.9 million related to mark-to-market adjustments.

Mark-to-Market Adjustments
for the Nine Months Ended
September 30, 2011
($ in millions)
Fixed maturity investments accounted for as trading securities	$0.8
Other invested assets and equity securities	48.9
Interest rate futures and foreign exchange forwards	12.2

Total	$61.9

     Net realized investment gains of $289.4 million for the nine months ended September 30, 2010 were comprised primarily of the following:
•	Net realized investment gains of $149.7 million from the sale of securities.

•	Net realized investment gains of $143.7 million primarily related to the mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities.

•	Net realized investment loss of $4.0 million related to a U.S. treasury yield hedge transaction.
Other Income
     The other income of $35.0 million for the nine months ended September 30, 2011 represented a termination fee from our previously announced merger agreement with Transatlantic.
     The other income of $0.9 million for the nine months ended September 30, 2010 represented fee income from our program administrator operations and our wholesale brokerage operations. We sold our wholesale brokerage operations during the third quarter of 2010.
Net Losses and Loss Expenses
     Net losses and loss expenses increased by $197.9 million, or 36.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net losses and loss expenses was due to higher catastrophe loss activity in the current period totaling $233.1 million, which included estimated net losses and loss expenses incurred of $89.5 million for the Tohoku earthquake and tsunami, $51.2 million for the New Zealand earthquake, $47.9 million for the Midwestern U.S. storms, $27.0 million for Hurricane Irene and $17.5 million for the Australian storms. During the nine months ended September 30, 2010, we incurred $142.4 million of net losses and loss expenses related to a number of earthquakes, explosions and weather-related events. We also recognized lower net favorable prior year reserve development for the nine months ended September 30, 2011 compared to September 30, 2010.
     We recorded net favorable reserve development related to prior years of $161.1 million and $239.4 million during the nine months ended September 30, 2011 and 2010, respectively. The $161.1 million of net favorable reserve development excludes the impact of the commutation of swing-rated reinsurance contracts of $11.5 million. The following table shows the net favorable reserve development of $161.1 million by loss year for each of our segments for the nine months ended September 30, 2011. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
					($ in millions)
U.S. insurance	$(0.2)	$(2.2)	$(4.5)	$(19.5)	$22.0	$(6.5)	$(3.5)	$(2.3)	$6.8	$(9.9)
International insurance	1.0	5.2	(4.6)	(28.3)	(25.6)	(29.9)	3.4	(7.8)	26.1	(60.5)
Reinsurance	(0.3)	(3.3)	(7.0)	(29.3)	(15.4)	(16.8)	(2.7)	(9.6)	(6.3)	(90.7)

	$0.5	$(0.3)	$(16.1)	$(77.1)	$(19.0)	$(53.2)	$(2.8)	$(19.7)	$26.6	$(161.1)

     The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development of $22.0 million in our U.S. insurance segment for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion.
     The unfavorable reserve development in our international insurance segment for the 2003 loss year was primarily due to a directors and officers claim within our professional liability line of business related to a securities fraud class action suit. The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field service risk.
     The following table shows the net favorable reserve development of $239.4 million by loss year for each of our segments for the nine months ended September 30, 2010. The $239.4 million of net favorable reserve development excludes the impact of the commutation of swing-rated reinsurance contracts of $8.9 million.

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

     The loss and loss expense ratio for the nine months ended September 30, 2011 was 70.3% compared to 53.9% for the nine months ended September 30, 2010. Net favorable reserve development recognized and the impact of the commutation adjustment during the nine months ended September 30, 2011 reduced the loss and loss expense ratio by 15.3 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 85.6%. Net favorable reserve development recognized and the impact of the commutation during the nine months ended September 30, 2010 reduced the loss and loss expense ratio by 23.5 percentage points. Thus, the loss and loss expense ratio related to that loss year was 77.4%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $233.1 million of losses from global catastrophes during the nine months ended September 30, 2011, as previously discussed, which contributed 22.0 percentage points to the current period’s loss and loss expense ratio.
     The following table shows the components of the increase in net losses and loss expenses of $197.9 million for each of the periods indicated.

	Nine Months Ended
	September 30,		Dollar
	2011	2010	Change
	($ in millions)
Net losses paid	$459.3	$438.6	$20.7
Net change in reported case reserves	218.4	60.3	158.1
Net change in IBNR	68.1	49.0	19.1

Net losses and loss expenses	$745.8	$547.9	$197.9

     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,951.6	$3,841.8
Incurred related to:
Commutation of variable-rated reinsurance contracts	11.5	8.9
Current period non-catastrophe	662.3	713.4
Current period property catastrophe	233.1	65.0
Prior period non-catastrophe	(152.7)	(229.5)
Prior period property catastrophe	(8.4)	(9.9)

Total incurred	$745.8	$547.9
Paid related to:
Current period non-catastrophe	29.2	34.5
Current period property catastrophe	35.8	36.4
Prior period non-catastrophe	375.4	348.7
Prior period property catastrophe	18.9	19.0

Total paid	$459.3	$438.6
Foreign exchange revaluation	(2.2)	(1.3)

Net reserve for losses and loss expenses, September 30	4,235.9	3,949.8
Losses and loss expenses recoverable	1,009.6	940.0

Reserve for losses and loss expenses, September 30	$5,245.5	$4,889.8

Acquisition Costs
     Acquisition costs increased by $0.1 million, or 0.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in acquisition costs was primarily due to the increase in net premiums earned. Acquisition costs as a percentage of net premiums earned were 11.4% for the nine months ended September 30, 2011 compared to 11.9% for the same period in 2010.
General and Administrative Expenses
     General and administrative expenses decreased by $0.2 million, or 0.1%, for the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in general and administrative expenses was primarily due to a decrease in performance-based incentive compensation expenses.
     Our general and administrative expense ratio was 19.0% for the nine months ended September 30, 2011, which was lower than the 19.8% for the nine months ended September 30, 2010. The decrease was primarily due to the decrease in performance-based incentive compensation expenses as well as our expense management while net premiums earned increased.
     Our expense ratio was 30.4% for the nine months ended September 30, 2011 compared to 31.7% for the nine months ended September 30, 2010 primarily due to a decrease in the general and administrative expense ratio.
Amortization and Impairment of Intangible Assets
     The amortization and impairment of intangible assets decreased $0.4 million, or 14.8%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was due to the non-compete covenants related to the acquisition of Darwin being fully amortized during 2010. No impairment of intangible assets was recognized during the nine months ended September 30, 2011 and September 30, 2010, respectively.

Interest Expense
     Interest expense increased $12.6 million, or 44.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily as a result of additional interest expense on our 5.50% senior notes that were issued by Allied World Bermuda in November 2010.
Net Income
     Net income for the nine months ended September 30, 2011 was $91.5 million compared to $572.2 million for the nine months ended September 30, 2010. The decrease was primarily the result of net realized investment losses, higher net loss and loss expenses, and lower net investment income. Net income for the nine months ended September 30, 2011 included a net foreign exchange loss of $3.7 million and an income tax expense of $19.0 million. Net income for the nine months ended September 30, 2010 included a net foreign exchange loss of $0.2 million and an income tax expense of $27.2 million.
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
U.S. Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in millions)
Revenues
Gross premiums written	$201.5	$181.2	$611.6	$533.0
Net premiums written	157.3	140.5	470.1	407.3
Net premiums earned	150.5	129.6	431.8	384.5
Other income	—	—	—	0.9
Expenses
Net losses and loss expenses	$85.7	$55.1	$294.2	$222.8
Acquisition costs	19.5	18.1	56.5	50.9
General and administrative expenses	29.0	31.8	91.0	89.6
Underwriting income (loss)	16.3	24.6	(9.9)	22.1
Ratios
Loss and loss expense ratio	57.0%	42.5%	68.1%	57.9%
Acquisition cost ratio	13.0%	13.9%	13.1%	13.2%
General and administrative expense ratio	19.2%	24.5%	21.1%	23.3%
Expense ratio	32.2%	38.4%	34.2%	36.5%
Combined ratio	89.2%	80.9%	102.3%	94.4%

Comparison of Three Months Ended September 30, 2011 and 2010
     Premiums. Gross premiums written increased by $20.3 million, or 11.2%, for the three months ended September 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to new business from existing products and $15.1 million in premiums from new products, specifically in our general casualty and inland marine lines of business, where we believe profitable underwriting opportunities exist. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Professional liability	$57.0	$52.3	$4.7	9.0%
General casualty	54.6	41.5	13.1	31.6
Healthcare	42.1	38.9	3.2	8.2
Programs	26.6	30.9	(4.3)	(13.9)
General Property	14.9	13.3	1.6	12.0
Other*	6.3	4.3	2.0	46.5

	$201.5	$181.2	$20.3	11.2%

*	Includes our inland marine and environmental lines of business
     Net premiums written increased by $16.8 million, or 12.0%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 21.9% of gross premiums written for the three months ended September 30, 2011 compared to 22.5% for the same period in 2010.
     Net premiums earned increased by $20.9 million, or 16.1%, for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to the growth of our U.S. insurance operations during 2010 and 2011.
     Net losses and loss expenses. Net losses and loss expenses increased by $30.6 million, or 55.5%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in net losses and loss expenses was primarily due to the growth of the U.S. insurance operations and lower net favorable reserve development recognized. We recognized estimated losses from catastrophes of $3.5 million, which included $2.2 million for Hurricane Irene and additional losses of $1.3 million from storms earlier in the year.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $21.9 million during the three months ended September 30, 2011 compared to net favorable reserve development of $25.5 million for the three months ended September 30, 2010, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$(0.1)	$(0.1)	$(0.6)	$(0.4)	$(2.3)	$(0.5)	$(1.3)	$—	$(5.3)
Healthcare	(0.1)	(0.4)	(0.5)	(0.2)	(1.1)	(0.5)	(1.6)	—	(1.0)	(5.4)
General casualty	—	(0.2)	(0.3)	(5.8)	—	1.0	—	—	0.4	(4.9)
General property	—	—	(0.2)	0.1	—	(1.1)	—	(0.6)	(1.8)	(3.6)
Programs	—	—	—	(0.3)	(0.3)	(1.5)	(0.6)	(0.1)	0.1	(2.7)

	$(0.1)	$(0.7)	$(1.1)	$(6.8)	$(1.8)	$(4.4)	$(2.7)	$(2.0)	$(2.3)	$(21.9)

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
				($ in millions)
Professional liability	$—	$—	$(0.1)	$(3.6)	$(1.7)	$(0.1)	$(1.4)	$0.2	$(6.7)
Healthcare	(0.3)	(0.4)	(1.6)	(2.8)	0.4	(1.3)	(2.1)	(0.5)	(8.6)
General casualty	(0.3)	(0.3)	(7.2)	(1.0)	—	—	—	—	(8.8)
General property	—	(0.1)	(0.1)	(0.1)	—	(0.1)	0.2	—	(0.2)
Programs	—	—	—	—	—	(0.1)	—	(1.1)	(1.2)

	$(0.6)	$(0.8)	$(9.0)	$(7.5)	$(1.3)	$(1.6)	$(3.3)	$(1.4)	$(25.5)

     The loss and loss expense ratio for the three months ended September 30, 2011 was 57.0% compared to 42.5% for the three months ended September 30, 2010. Net favorable reserve development recognized during the three months ended September 30, 2011 decreased the loss and loss expense ratio by 14.5 percentage points. Thus, the loss and loss expense ratio for the current loss year was 71.5%. In comparison, net favorable reserve development during the three months ended September 30, 2010 decreased the loss and loss expense ratio by 19.7 percentage points. Thus, the loss and loss expense ratio for that loss year was 62.2%. The increase in the loss and loss expense ratio for the current loss period was primarily due to $3.5 million of losses from catastrophes and $3.7 million for an environmental loss recognized during the three months ended September 30, 2011, which combined contributed 4.8 percentage points to the current period’s loss and loss expense ratio. There were no comparable events occurring during the three months ended September 30, 2010.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,158.6	$1,005.7
Incurred related to:
Current period non-catastrophe	104.1	80.6
Current period property catastrophe	3.5	—
Prior period non-catastrophe	(21.7)	(25.8)
Prior period property catastrophe	(0.2)	0.3

Total incurred	$85.7	$55.1
Paid related to:
Current period non-catastrophe	10.5	7.7
Current period property catastrophe	0.8	—
Prior period non-catastrophe	32.3	49.9
Prior period property catastrophe	0.2	1.1

Total paid	$43.8	$58.7
Net reserve for losses and loss expenses, September 30	1,200.5	1,002.1
Losses and loss expenses recoverable	435.0	380.1

Reserve for losses and loss expenses, September 30	$1,635.5	$1,382.2

     Acquisition costs. Acquisition costs increased by $1.4 million, or 7.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio decreased to 13.0% for the three months ended September 30, 2011 from 13.9% for the same period in 2010.
     General and administrative expenses. General and administrative expenses decreased by $2.8 million, or 8.8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease in general and administrative expenses was primarily due to a decrease in performance-based incentive compensation expenses. The decrease in the general and administrative expense ratio from 24.5% for the three months ended September 30, 2010 to 19.2% for the same period in 2011 was primarily a result of our expense management, the decrease in performance-based incentive compensation expenses and increased net premiums earned.

Comparison of Nine Months Ended September 30, 2011 and 2010
     Premiums. Gross premiums written increased by $78.6 million, or 14.7%, for the nine months ended September 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to new business from existing products and higher volume from new products, specifically in our general casualty, environmental and inland marine lines of business, where we believe profitable underwriting opportunities exist. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.
     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine months ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Professional liability	$170.8	$149.0	$21.8	14.6%
General casualty	152.1	108.0	44.1	40.8
Healthcare	137.7	127.5	10.2	8.0
Programs	66.8	81.9	(15.1)	(18.4)
General Property	61.4	59.9	1.5	2.5
Other*	22.8	6.7	16.1	240.3

	$611.6	$533.0	$78.6	14.7%

*	Includes our inland marine and environmental lines of business
     Net premiums written increased by $62.8 million, or 15.4%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net premiums written was primarily due to higher gross premiums written and the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions of $12.4 million. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $11.5 million in accordance with the terms of the contracts. The net impact of the commutation was a net gain of $0.9 million. For the nine months ended September 30, 2010, the commutation of certain variable-rated reinsurance contracts reduced premiums ceded by $9.3 million. We ceded 23.1% of gross premiums written for the nine months ended September 30, 2011 compared to 23.6% for the same period in 2010. The decrease in the ceded premium ratio was primarily due to the commutation of certain variable-rated reinsurance contracts with swing-rated provisions of $12.4 million during the nine months ended September 30, 2011 compared to $9.3 million during the nine months ended September 30, 2010.
     Net premiums earned increased $47.3 million, or 12.3%, for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to the growth of our U.S. insurance operations during 2010 and 2011. Additionally, the commutation of swing-rated reinsurance contracts during the nine months ended September 30, 2011 added $12.4 million to net premiums earned compared to $9.3 million during the nine months ended September 30, 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $71.4 million, or 32.0%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net losses and loss expenses was primarily due to the growth of the U.S. insurance operations, lower prior year net favorable reserve development and unfavorable prior year reserve development in the 2006 loss year related to directors and officers claims within our professional liability line of business concerning a class action suit filed against a number of private equity firms alleging collusion. We recognized estimated losses from catastrophes of $8.5 million, which included $6.3 million developing from events earlier in the year and $2.2 million from Hurricane Irene.
     Overall, our U.S. insurance segment recorded net favorable reserve development of $9.9 million during the nine months ended September 30, 2011 compared to net favorable reserve development of $50.1 million for the nine months ended September 30, 2010, as shown in the tables below. The $9.9 million of net favorable reserve development recorded during the nine months ended September 30, 2011 excludes the impact of the commutation of swing-rated reinsurance contracts of $11.5 million. The $50.1 million of net favorable reserve development recorded during the nine months ended September 30, 2010 excludes the impact of the commutation of swing-rated reinsurance contracts of $8.9 million. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$(0.1)	$(0.2)	$(1.9)	$23.7	$(4.6)	$—	$(4.1)	$7.0	$19.8
Healthcare	(0.3)	(1.4)	(2.3)	0.1	(1.4)	0.2	(3.3)	1.2	(1.9)	(9.1)
General casualty	0.1	(0.7)	(1.6)	(16.9)	—	1.0	—	0.1	0.4	(17.6)
General property	—	—	(0.4)	(0.6)	—	(1.1)	(0.4)	(0.6)	(0.3)	(3.4)
Programs	—	—	—	(0.2)	(0.3)	(2.0)	0.2	1.1	1.6	0.4

	$(0.2)	$(2.2)	$(4.5)	$(19.5)	$22.0	$(6.5)	$(3.5)	$(2.3)	$6.8	$(9.9)

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$—	$—	$(0.8)	$(9.5)	$(3.0)	$(1.0)	$(1.3)	$1.8	$(13.8)
Healthcare	(1.1)	(1.0)	(2.2)	(6.4)	(0.6)	(0.8)	(0.4)	(1.8)	(14.3)
General casualty	—	(1.3)	(21.2)	(2.5)	—	(1.0)	3.6	—	(22.4)
General property	—	(0.2)	0.8	(1.6)	(0.2)	1.5	(1.3)	—	(1.0)
Programs	—	—	—	—	0.1	1.9	—	(0.6)	1.4

	$(1.1)	$(2.5)	$(23.4)	$(20.0)	$(3.7)	$0.6	$0.6	$(0.6)	$(50.1)

     The loss and loss expense ratio for the nine months ended September 30, 2011 was 68.1% compared to 57.9% for the nine months ended September 30, 2010. Net favorable reserve development and the impact of a commutation adjustment to ceded IBNR recognized during the nine months ended September 30, 2011 decreased the loss and loss expense ratio by 2.1 percentage points. Thus, the loss and loss expense ratio for the current loss year was 70.2%, which includes $8.5 million of losses from catastrophes. In comparison, net favorable reserve development and the impact of a commutation adjustment to ceded IBNR recognized in the nine months ended September 30, 2010 decreased the loss and loss expense ratio by 12.5 percentage points. Thus, the loss and loss expense ratio for that loss year was 70.4%, which includes a $12.0 million net loss on a Connecticut power plant explosion.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,035.1	$901.9
Incurred related to:
Commutation of variable-rated reinsurance contracts	11.5	8.9
Current period non-catastrophe	284.1	264.0
Current period property catastrophe	8.5	—
Prior period non-catastrophe	(8.1)	(51.4)
Prior period property catastrophe	(1.8)	1.3

Total incurred	$294.2	$222.8
Paid related to:
Current period non-catastrophe	15.4	10.7
Current period property catastrophe	1.3	—
Prior period non-catastrophe	111.9	107.2
Prior period property catastrophe	0.2	4.7

Total paid	$128.8	$122.6
Net reserve for losses and loss expenses, September 30	1,200.5	1,002.1
Losses and loss expenses recoverable	435.0	380.1

Reserve for losses and loss expenses, September 30	$1,635.5	$1,382.2

     Acquisition costs. Acquisition costs increased by $5.6 million, or 11.0%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio decreased to 13.1% for the nine months ended September 30, 2011 from 13.2% for the same period in 2010.
     General and administrative expenses. General and administrative expenses increased by $1.4 million, or 1.6%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease in the general and administrative expense ratio from 23.3% for the nine months ended September 30, 2010 to 21.1% for the same period in 2011 was primarily caused by increased net premiums earned.
International Insurance Segment
     The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in millions)
Revenues
Gross premiums written	$109.6	$100.9	$399.5	$389.9
Net premiums written	61.4	65.5	245.3	245.1
Net premiums earned	80.2	80.6	236.4	257.0
Expenses
Net losses and loss expenses	$43.7	$11.1	$186.9	$133.1
Acquisition costs	(0.3)	—	(2.9)	—
General and administrative expenses	21.5	22.8	62.9	67.3
Underwriting income (loss)	15.3	46.7	(10.5)	56.6
Ratios
Loss and loss expense ratio	54.5%	13.7%	79.1%	51.8%
Acquisition cost ratio	(0.4%)	0.0%	(1.2%)	0.0%
General and administrative expense ratio	26.9%	28.3%	26.6%	26.2%
Expense ratio	26.5%	28.3%	25.4%	26.2%
Combined ratio	81.0%	42.0%	104.5%	78.0%
Comparison of Three Months Ended September 30, 2011 and 2010
     Premiums. Gross premiums written increased by $8.7 million, or 8.6%, for the three months ended September 30, 2011 compared to the same period in 2010. The increase was primarily a result of new business, including $4.1 million from new products, specifically in our trade credit line of business and small to mid-sized enterprise (“SME”) insurance products. In addition, we increased premiums in our general casualty and professional lines of business. These gains were partially offset by the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition in our international insurance segment.
     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Professional liability*	$38.9	$35.6	$3.3	9.3%
General casualty	25.5	22.4	3.1	13.8
General property	24.4	25.2	(0.8)	(3.2)
Healthcare	17.5	17.7	(0.2)	(1.1)
Other**	3.3	—	3.3	n/a

	$109.6	$100.9	$8.7	8.6%

*	Includes our SME line of business

**	Includes our trade credit line of business

     Net premiums written decreased by $4.1 million, or 6.3%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We ceded to reinsurers 44.0% of gross premiums written for the three months ended September 30, 2011 compared to 35.0% for the three months ended September 30, 2010. Net premiums written decreased due to an increase in ceded premiums written on our professional lines treaty as well as the establishment of a trade credit treaty.
     Net premiums earned decreased $0.4 million, or 0.5%, primarily due to lower net premiums written during 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $32.6 million, or 293.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in net losses and loss expenses was due to lower prior year net favorable reserve development during the three months ended September 30, 2011. We recognized catastrophe losses of $8.7 million for Hurricane Irene and $1.7 million net unfavorable development from storms in the Midwestern United States during the three months ended September 30, 2011. Comparatively, net losses and loss expenses incurred during the three months ended September 30, 2010 included net losses of $16.0 million from a gas line explosion and the New Zealand earthquake.
     Overall, our international insurance segment recorded net favorable reserve development of $19.9 million during the three months ended September 30, 2011 compared to net favorable reserve development of $60.8 million for the three months ended September 30, 2010, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
					($ in millions)
General property	$—	$—	$(0.7)	$0.1	$(0.2)	$1.1	$(2.0)	$(0.6)	$6.2	$3.9
Professional liability	—	9.7	(1.2)	(2.7)	(2.4)	(5.1)	(1.5)	—	—	(3.2)
General casualty	(0.2)	(1.0)	(1.2)	(1.7)	(8.2)	(1.0)	(3.3)	—	—	(16.6)
Healthcare	—	0.5	(0.5)	(0.5)	(0.5)	(3.1)	—	0.1	—	(4.0)

	$(0.2)	$9.2	$(3.6)	$(4.8)	$(11.3)	$(8.1)	$(6.8)	$(0.5)	$6.2	$(19.9)

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
				($ in millions)
General property	$—	$0.1	$0.1	$(2.3)	$0.3	$0.1	$(11.1)	$(0.1)	$(12.9)
Professional liability	—	(1.3)	(3.2)	(11.2)	(3.5)	—	—	—	(19.2)
General casualty	2.0	(1.1)	(2.7)	(12.0)	(1.8)	(4.6)	—	—	(20.2)
Healthcare	(0.1)	(0.2)	(0.4)	(0.5)	(7.3)	—	—	—	(8.5)

	$1.9	$(2.5)	$(6.2)	$(26.0)	$(12.3)	$(4.5)	$(11.1)	$(0.1)	$(60.8)

     The loss and loss expense ratio for the three months ended September 30, 2011 was 54.5%, compared to 13.7% for the three months ended September 30, 2010. The net favorable reserve development recognized during the three months ended September 30, 2011 decreased the loss and loss expense ratio by 24.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 79.3%. Comparatively, the net favorable reserve development recognized during the three months ended September 30, 2010 decreased the loss and loss expense ratio by 75.4 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 89.1%. Catastrophe losses of $10.5 million added 13.1 percentage points to the current period’s loss and loss expense ratio. The $16.0 million of losses noted previously which occurred during the three months ended September 30, 2010 added 19.9 percentage points to that period’s loss and loss expense ratio.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,775.0	$1,782.8
Incurred related to:
Current period non-catastrophe	53.1	71.4
Current period property catastrophe	10.5	0.5
Prior period non-catastrophe	(19.6)	(55.4)
Prior period property catastrophe	(0.3)	(5.4)

Total incurred	$43.7	$11.1
Paid related to:
Current period non-catastrophe	2.7	3.7
Current period property catastrophe	2.6	17.0
Prior period non-catastrophe	71.6	42.5
Prior period property catastrophe	1.2	1.6

Total paid	$78.1	$64.8
Foreign exchange revaluation	(12.5)	7.9

Net reserve for losses and loss expenses, September 30	1,728.1	1,737.0
Losses and loss expenses recoverable	574.1	559.8

Reserve for losses and loss expenses, September 30	$2,302.2	$2,296.8

     Acquisition costs. Acquisition costs decreased by $0.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased from 0.0% for the three months ended September 30, 2010 to negative 0.4% for the three months ended September 30, 2011.
     General and administrative expenses. General and administrative expenses decreased $1.3 million, or 5.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease in general and administrative expenses was primarily due to a decrease in performance-based incentive compensation expense. The general and administrative expense ratios for the three months ended September 30, 2011 and 2010 were 26.9% and 28.3%, respectively.
Comparison of Nine Months Ended September 30, 2011 and 2010
     Premiums. Gross premiums written increased by $9.6 million, or 2.5%, for the nine months ended September 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily a result of new business, including $9.6 million from new products, specifically related to our trade credit line of business and SME insurance products. In addition, we increased premiums in our healthcare line of business and experienced rate increases within our general property line of business. These gains were partially offset by the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) including the non-renewal of one general property policy that was previously written during the nine months ended September 30, 2010 for $5.1 million and the non-renewal of several policies totaling $12.8 million in our general casualty line of business.

     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
General property	$124.9	$124.6	$0.3	0.2%
Professional liability*	116.0	113.3	2.7	2.4
General casualty	94.2	99.2	(5.0)	(5.0)
Healthcare	57.3	52.8	4.5	8.5
Other**	7.1	—	7.1	n/a

	$399.5	$389.9	$9.6	2.5%

*	Includes our SME line of business

**	Includes our trade credit line of business
     Net premiums written increased $0.2 million, or 0.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Net premiums written increased at a lower percentage than gross premiums written due to an increase in ceded premiums written on our professional lines treaty as well as the establishment of a trade credit treaty. We ceded to reinsurers 38.6% of gross premiums written for the nine months ended September 30, 2011 compared to 37.1% for the nine months ended September 30, 2010.
     Net premiums earned decreased $20.6 million, or 8.0%, primarily due to lower net premiums written during 2010.
     Net losses and loss expenses. Net losses and loss expenses increased by $53.8 million, or 40.4%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net losses and loss expenses was due to lower net favorable prior year reserve development. Catastrophe loss activity recognized in the current period included net losses and loss expenses of $42.0 million related to the Tohoku earthquake and tsunami, $17.7 million related to the storms in the Midwestern United States, $12.7 million related to the New Zealand earthquake, $8.7 million related to Hurricane Irene and $3.0 million related to the Australian storms.
     Overall, our international insurance segment recorded net favorable reserve development of $60.5 million during the nine months ended September 30, 2011 compared to net favorable reserve development of $141.5 million for the nine months ended September 30, 2010, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
					($ in millions)
General property	$—	$—	$(1.4)	$(2.2)	$0.1	$(0.5)	$(14.8)	$(15.1)	$3.6	$(30.3)
Professional liability	2.0	8.6	(5.1)	(10.4)	(12.4)	(9.2)	21.5	—	—	(5.0)
General casualty	(0.9)	(3.4)	3.3	(14.2)	(4.0)	(13.1)	(3.3)	7.2	22.5	(5.9)
Healthcare	(0.1)	—	(1.4)	(1.5)	(9.3)	(7.1)	—	0.1	—	(19.3)

	$1.0	$5.2	$(4.6)	$(28.3)	$(25.6)	$(29.9)	$3.4	$(7.8)	$26.1	$(60.5)

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

     The loss and loss expense ratio for the nine months ended September 30, 2011 was 79.1%, compared to 51.8% for the nine months ended September 30, 2010. The net favorable reserve development recognized during the nine months ended September 30, 2011 decreased the loss and loss expense ratio by 25.6 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 104.7%. Comparatively, the net favorable reserve development recognized during the nine months ended September 30, 2010 decreased the loss and loss expense ratio by 55.1 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 106.9%. The decrease in the loss and loss expense ratio for the current loss year was primarily due to lower loss activity in the current loss year compared to prior years. Loss activity during the nine months ended September 30, 2010 included $100.4 million related to a number of earthquakes, explosions and other weather related events and contributed 39.1 percentage points to that year’s loss and loss expense ratio. The $84.1 million of losses from the Tohoku earthquake and tsunami, Midwestern U.S. storms, the New Zealand earthquake, Hurricane Irene and the Australian storms during the nine months ended September 30, 2011 contributed 35.6 percentage points to the current period’s loss and loss expense ratio.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,695.7	$1,790.1
Incurred related to:
Current period non-catastrophe	163.3	224.1
Current period property catastrophe	84.1	50.5
Prior period non-catastrophe	(56.3)	(131.9)
Prior period property catastrophe	(4.2)	(9.6)

Total incurred	$186.9	$133.1
Paid related to:
Current period non-catastrophe	4.7	12.4
Current period property catastrophe	7.8	35.9
Prior period non-catastrophe	130.1	126.0
Prior period property catastrophe	9.7	10.6

Total paid	$152.3	$184.9
Foreign exchange revaluation	(2.2)	(1.3)

Net reserve for losses and loss expenses, September 30	1,728.1	1,737.0
Losses and loss expenses recoverable	574.1	559.8

Reserve for losses and loss expenses, September 30	$2,302.2	$2,296.8

     Acquisition costs. Acquisition costs decreased by $2.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased from 0.0% for the nine months ended September 30, 2010 to negative 1.2% for the nine months ended September 30, 2011.
     General and administrative expenses. General and administrative expenses decreased $4.4 million, or 6.5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease in general and administrative expenses was primarily due to a decrease in salaries, benefits and incentive compensation expense offset by an increase in professional fees for our Lloyd’s Syndicate 2232 of $4.3 million. The general and administrative expense ratios for the nine months ended September 30, 2011 and 2010 were 26.6% and 26.2%, respectively. The increase was due to a lower decrease in general and administrative expenses compared to the decrease in net premiums earned.

Reinsurance Segment
     The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	($ in millions)
Gross premiums written	$131.6	$96.3	$511.9	$453.6
Net premiums written	131.6	96.2	511.5	452.9
Net premiums earned	140.7	129.3	393.3	375.2
Expenses
Net losses and loss expenses	$76.2	$60.8	$264.7	$192.0
Acquisition costs	20.5	23.9	67.2	69.8
General and administrative expenses	15.5	15.3	47.2	44.5
Underwriting income	28.5	29.3	14.2	68.9
Ratios
Loss and loss expense ratio	54.1%	47.0%	67.3%	51.2%
Acquisition cost ratio	14.6%	18.5%	17.1%	18.6%
General and administrative expense ratio	11.0%	11.8%	12.0%	11.9%
Expense ratio	25.6%	30.3%	29.1%	30.5%
Combined ratio	79.7%	77.3%	96.4%	81.7%
Comparison of Three Months Ended September 30, 2011 and 2010
     Premiums. Gross premiums written increased by $35.3 million, or 36.7%, for the three months ended September 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to the continued build-out of our international platform, primarily through our Lloyd’s syndicate, yielding $35.0 million of new business, rate increases and increased policy size. Our new global marine and specialty division also produced $1.1 million of new business. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).
     The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Three Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Bermuda	$41.1	$44.5	$(3.4)	(7.6)%
United States	44.2	43.7	0.5	1.1
Singapore	32.9	4.2	28.7	683.3
Europe	13.4	3.9	9.5	243.6

	$131.6	$96.3	$35.3	36.7%

      The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
International reinsurance	$56.7	$21.7	$35.0	161.3%
General casualty reinsurance*	34.1	36.1	(2.0)	(5.5)
Property reinsurance	22.9	19.2	3.7	19.3
Professional liability reinsurance	9.0	12.6	(3.6)	(28.6)
Specialty reinsurance	8.9	6.7	2.2	32.8

	$131.6	$96.3	$35.3	36.7%

*	Includes our facultative reinsurance line of business
     Net premiums written increased by $35.4 million, or 36.8%, consistent with the increase in gross premiums written.
     Net premiums earned increased $11.4 million, or 8.8%, as a result of the increase in net premiums written during the year ended December 31, 2010 and the nine months ended September 30, 2011. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses increased by $15.4 million, or 25.3%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in net losses and loss expenses was due to higher loss activity in the current period, which included net losses and loss expenses incurred of $16.0 million for Hurricane Irene, and net unfavorable loss reserve development of $2.0 million and $1.5 million related to the Midwestern U.S. and Australian storms respectfully. The current period’s losses were partially offset by higher net favorable prior year reserve development recognized during the three months ended September 30, 2011 compared to the same period in 2010.
     Overall, our reinsurance segment recorded net favorable prior year reserve development of $19.8 million and $15.1 million during the three months ended September 30, 2011 and 2010, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
					($ in millions)
Property reinsurance	$(0.1)	$(0.2)	$(0.8)	$(0.9)	$(0.4)	$0.2	$0.8	$0.1	$0.8	$(0.5)
International reinsurance	—	—	(0.1)	(1.3)	—	(0.1)	0.1	—	0.3	(1.1)
General casualty reinsurance	0.1	0.4	(0.7)	(1.3)	0.1	(5.2)	(0.3)	—	—	(6.9)
Professional liability reinsurance	0.3	(0.6)	(1.5)	(1.1)	(2.8)	(4.6)	(0.3)	(0.2)	—	(10.8)
Specialty reinsurance	—	—	—	—	—	—	—	—	(0.5)	(0.5)

	$0.3	$(0.4)	$(3.1)	$(4.6)	$(3.1)	$(9.7)	$0.3	$(0.1)	$0.6	$(19.8)

	Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$(0.1)	$(0.5)	$(0.7)	$(1.0)	$(0.8)	$(0.3)	$—	$—	$(3.4)
International reinsurance	(0.1)	(0.1)	(0.1)	(0.4)	(0.4)	1.1	2.4	0.6	3.0
General casualty reinsurance	—	(0.1)	0.4	(5.2)	(0.8)	(0.6)	(0.1)	—	(6.4)
Professional liability reinsurance	(0.3)	0.6	0.5	(3.7)	(3.7)	(0.5)	(0.3)	—	(7.4)
Specialty reinsurance	—	—	(0.3)	(0.6)	—	—	—	—	(0.9)
Facultative reinsurance	—	(0.3)	0.1	0.2	—	—	—	—	0.0

	$(0.5)	$(0.4)	$(0.1)	$(10.7)	$(5.7)	$(0.3)	$2.0	$0.6	$(15.1)

     The loss and loss expense ratio for the three months ended September 30, 2011 was 54.1%, compared to 47.0% for the three months ended September 30, 2010. Net favorable reserve development recognized during the three months ended September 30, 2011 reduced the loss and loss expense ratio by 14.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 68.2%. In comparison, net favorable reserve development recognized in the three months ended September 30, 2010 reduced the loss and loss expense ratio by 11.7 percentage points. Thus, the loss and loss expense ratio related to that loss year was 58.7%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $19.5 million of catastrophe losses from Hurricane Irene and the Midwestern U.S. and Australian storms during the three months ended September 30, 2011, discussed above, which contributed 13.9 percentage points to the loss and loss expense ratio for the three months ended September 30, 2011.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, July 1	$1,303.8	$1,199.5
Incurred related to:
Current period non-catastrophe	76.5	76.4
Current period property catastrophe	19.5	(0.5)
Prior period non-catastrophe	(19.5)	(14.9)
Prior period property catastrophe	(0.3)	(0.2)

Total incurred	$76.2	$60.8
Paid related to:
Current period non-catastrophe	5.0	8.9
Current period property catastrophe	22.2	0.1
Prior period non-catastrophe	44.4	39.5
Prior period property catastrophe	1.1	1.1

Total paid	$72.7	$49.6
Net reserve for losses and loss expenses, September 30	1,307.3	1,210.7
Losses and loss expenses recoverable	0.5	0.1

Reserve for losses and loss expenses, September 30	$1,307.8	$1,210.8

     Acquisition costs. Acquisition costs decreased by $3.4 million, or 14.2%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a reduction in profit commissions resulting from increased loss activity. The acquisition cost ratio was 14.6% for the three months ended September 30, 2011 compared to 18.5% for the three months ended September 30, 2010.
     General and administrative expenses. General and administrative expenses increased $0.2 million, or 1.3%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The general and administrative expense ratios for the three months ended September 30, 2011 and 2010 were 11.0% and 11.8%, respectively.

Comparison of Nine Months Ended September 30, 2011 and 2010
     Premiums. Gross premiums written increased by $58.3 million, or 12.9%, for the nine months ended September 30, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to increased writings in our international reinsurance lines of business with the build out of our London and Singapore offices, including business written through our Lloyd’s Syndicate 2232 as well as $22.1 million of new business from our new global marine and specialty division. These gains were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).
     The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Bermuda	$193.5	$194.2	$(0.7)	(0.4)%
United States	209.9	215.2	(5.3)	(2.5)
Europe	50.7	30.5	20.2	66.2
Singapore	57.8	13.7	44.1	321.9

	$511.9	$453.6	$58.3	12.9%

     The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Property reinsurance	$148.1	$132.9	$15.2	11.4%
International reinsurance	133.8	89.8	44.0	49.0
General casualty reinsurance*	121.8	131.5	(9.7)	(7.4)
Specialty reinsurance	58.8	26.7	32.1	120.2
Professional liability reinsurance	49.4	72.7	(23.3)	(32.0)

	$511.9	$453.6	$58.3	12.9%

*	Includes our facultative reinsurance line of business
     Net premiums written increased by $58.6 million, or 12.9%, consistent with the increase in gross premiums written. Net premiums earned increased $18.1 million, or 4.8%, as a result of the increase in net premiums written. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.
     Net losses and loss expenses. Net losses and loss expenses increased by $72.7 million, or 37.9%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net losses and loss expenses was due to higher loss activity in the current period, which included net losses and loss expenses incurred from the Tohoku earthquake and tsunami of $44.5 million, $38.5 million from the New Zealand earthquake, $27.0 million related to the Midwestern U.S. storms, $16.0 million related to Hurricane Irene and $14.5 million related to the Australian storms. The increase was partially offset by higher net favorable prior year reserve development.
     Overall, our reinsurance segment recorded net favorable prior year reserve development of $90.7 million and $47.8 million during the nine months ended September 30, 2011 and 2010, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Property reinsurance	$(0.3)	$(0.7)	$(1.5)	$(2.8)	$(1.4)	$(1.8)	$(0.4)	$(0.9)	$1.1	$(8.7)
International reinsurance	—	(0.1)	(1.1)	(3.9)	(0.2)	(2.1)	(0.5)	(2.8)	(6.5)	(17.2)
General casualty reinsurance	—	(1.3)	(2.1)	(13.0)	(1.5)	(6.4)	(0.5)	—	2.9	(21.9)
Professional liability reinsurance	—	(1.2)	(2.1)	(9.6)	(12.3)	(5.7)	(1.1)	(0.2)	—	(32.2)
Specialty reinsurance	—	—	(0.2)	—	—	(0.8)	(0.2)	(5.7)	(3.8)	(10.7)

	$(0.3)	$(3.3)	$(7.0)	$(29.3)	$(15.4)	$(16.8)	$(2.7)	$(9.6)	$(6.3)	$(90.7)

	Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Property reinsurance	$(0.1)	$(0.5)	$(0.7)	$(2.4)	$(0.8)	$(0.3)	$0.7	$(7.5)	$(11.6)
International reinsurance	(0.1)	(0.3)	(0.3)	(0.6)	(0.4)	(0.4)	2.4	0.4	0.7
General casualty reinsurance	(0.1)	(0.1)	(4.7)	(8.9)	(1.4)	(0.7)	(0.1)	—	(16.0)
Professional liability reinsurance	(0.6)	(1.1)	(6.3)	(6.5)	(4.2)	(0.7)	(0.3)	—	(19.7)
Specialty reinsurance	—	—	(0.4)	(0.1)	—	(0.4)	(2.9)	—	(3.8)
Facultative reinsurance	(0.1)	0.5	2.4	(0.2)	—	—	—	—	2.6

	$(1.0)	$(1.5)	$(10.0)	$(18.7)	$(6.8)	$(2.5)	$(0.2)	$(7.1)	$(47.8)

     The loss and loss expense ratio for the nine months ended September 30, 2011 was 67.3%, compared to 51.2% for the nine months ended September 30, 2010. Net favorable reserve development recognized during the nine months ended September 30, 2011 reduced the loss and loss expense ratio by 23.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 90.4%. In comparison, net favorable reserve development recognized in the nine months ended September 30, 2010 reduced the loss and loss expense ratio by 12.7 percentage points. Thus, the loss and loss expense ratio related to that loss year was 63.9%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $140.5 million of catastrophe losses from the Tohoku earthquake and tsunami, New Zealand earthquake, Midwestern U.S. storms, Hurricane Irene and Australian storms during the nine months ended September 30, 2011, discussed above, which contributed 35.7 percentage points to the loss and loss expense ratio for the nine months ended September 30, 2011.
     The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended
	September 30,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,220.8	$1,149.8
Incurred related to:
Current period non-catastrophe	214.9	225.3
Current period property catastrophe	140.5	14.5
Prior period non-catastrophe	(88.2)	(46.2)
Prior period property catastrophe	(2.5)	(1.6)

Total incurred	$264.7	$192.0
Paid related to:
Current period non-catastrophe	9.0	11.4
Current period property catastrophe	26.7	0.5
Prior period non-catastrophe	133.4	115.5
Prior period property catastrophe	9.1	3.7

Total paid	$178.2	$131.1
Net reserve for losses and loss expenses, September 30	1,307.3	1,210.7
Losses and loss expenses recoverable	0.5	0.1

Reserve for losses and loss expenses, September 30	$1,307.8	$1,210.8

     Acquisition costs. Acquisition costs decreased by $2.6 million, or 3.7%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily as a result of the reduction in profit commission resulting from increased loss activity. The acquisition cost ratio was 17.1% for the nine months ended September 30, 2011, compared to 18.6% for the nine months ended September 30, 2010.
     General and administrative expenses. General and administrative expenses increased $2.7 million, or 6.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in general and administrative expenses was primarily due to an increase in salary and related costs in addition to professional fees related to the operation of Lloyd’s Syndicate 2232 and net expenses associated with the termination of our previously announced merger agreement with Transatlantic. The general and administrative expense ratios for the nine months ended September 30, 2011 and 2010 were 12.0% and 11.9%, respectively.
Reserves for Losses and Loss Expenses
     Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Sept. 30,	Dec. 31,	Sept.30,	Dec. 31,	Sept.30,	Dec. 31,	Sept.30,	Dec. 31,
	2011	2010	2011	2010	2011	2010	2011	2010
				($ in millions)
Case reserves	$380.1	$295.3	$588.6	$498.3	$436.3	$373.0	$1,405.0	$1,166.5
IBNR	1,255.4	1,136.4	1,713.6	1,728.4	871.5	847.8	3,840.5	3,712.7

Reserve for losses and loss expenses	1,635.5	1,431.7	2,302.2	2,226.7	1,307.8	1,220.8	5,425.5	4,879.2
Reinsurance recoverables	(435.0)	(396.6)	(574.1)	(531.0)	(0.5)	—	(1,009.6)	(927.6)

Net reserve for losses and loss expenses	$1,200.5	$1,035.1	$1,728.1	$1,695.7	$1,307.3	$1,220.8	$4,235.9	$3,951.6

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
     The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2011:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable(1)
	Carried	Low	High
	Reserves	Estimate	Estimate
		($ in millions)
U.S. insurance	$1,635.5	$1,320.7	$1,802.1
International insurance	2,302.2	1,722.3	2,636.3
Reinsurance	1,307.8	1,046.3	1,496.9

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable(2)
	Carried	Low	High
	Reserves	Estimate	Estimate
		($ in millions)
U.S. insurance	$1,200.5	$965.1	$1,315.6
International insurance	1,728.1	1,280.6	1,988.4
Reinsurance	1,307.3	1,048.6	1,502.0

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,359.6 million and the consolidated high estimate is $5,665.0 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,515.7 million and the consolidated high estimate is $4,584.7 million.
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
Reinsurance Recoverable
     The following table illustrates our reinsurance recoverable as of September 30, 2011 and December 31, 2010:

	Reinsurance Recoverable
	As of	As of
	September 30,	December 31,
	2011	2010
	($ in millions)
Ceded case reserves	$228.3	$206.2
Ceded IBNR reserves	781.3	721.4

Reinsurance recoverable	$1,009.6	$927.6

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

Approximately 98% of ceded reserves as of September 30, 2011 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.
Liquidity and Capital Resources
General
     As of September 30, 2011 and December 31, 2010, our shareholders’ equity was $3.0 billion and $3.1 billion, respectively. The decrease was largely caused by our share and warrant repurchase activities of $113.6 million during the nine months ended September 30, 2011.
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
Capital Activities
     In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, and tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. During the nine months ended September 30, 2011, we repurchased through open market purchases 969,163 shares at a total cost of $60.0 million, for an average price of $61.91 per share. No shares were repurchased during the three months ended September 30, 2011 because of the proposed merger with Transatlantic, which merger was mutually terminated by the parties on September 15, 2011. We have classified the repurchased shares as “treasury shares, at cost” on the consolidated balance sheets.
     In November 2010, Allied World Bermuda issued $300 million senior notes due in 2020. The senior notes bear interest at an annual rate of 5.50% per year and were priced to yield 5.56%. Interest on the senior notes is payable semi-annually on May 15 and November 15 of each year commencing on May 15, 2011. The net proceeds from the offering of the senior notes were used for general corporate purposes, including the repurchase of the company’s outstanding common shares. The senior notes are the company’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. We may redeem the senior notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the senior notes to be redeemed or a make-whole price, plus accrued and unpaid interest. The senior notes include covenants and events of default that are usual and customary, but do not contain any financial covenants. In addition, these senior notes as well as the 7.50% senior notes issued in 2006 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.
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
     We entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders that will terminate on November 27, 2012. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. As of September 30, 2011 we had a consolidated indebtedness to total capitalization of 0.21 to 1.0 and all of our subsidiaries had a financial strength rating from A.M. Best of A. The Unsecured Facility required a minimum net worth as of September 30, 2011 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $3.0 billion as of September 30, 2011. Based on the results of these financial calculations, we were in compliance with all covenants under the Credit Facility as of September 30, 2011.
     There are a total of 13 lenders that make up the Credit Facility syndication and they have varying commitments ranging from $20.0 million to $87.5 million. Of the 13 lenders, four have commitments of $87.5 million each, four have commitments of $62.5 million each, four have commitments of $45.0 million each and one has a commitment of $20.0 million.
     In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of our Lloyd’s Syndicate 2232. As of September 30, 2011, the amount of the letter of credit was £67.4 million ($105.3 million).

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
     The following shows our trust accounts on deposit, as well as outstanding and remaining letter of credit facilities and the collateral committed to support the letter of credit facilities as of September 30, 2011 and December 31, 2010:

	As of	As of
	September 30,	December 31,
	2011	2010
	($ in millions)
Total trust accounts on deposit	$1,641.8	$1,657.4
Total letter of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letter of credit facilities	1,700.0	1,700.0

Total letter of credit facilities outstanding:
Citibank Europe plc	752.4	689.8
Credit Facility	161.7	159.0

Total letter of credit facilities outstanding	914.1	848.8

Total letter of credit facilities remaining:
Citibank Europe plc	147.6	210.2
Credit Facility(1)	638.3	641.0

Total letter of credit facilities remaining	785.9	851.2

Collateral committed to support the letter of credit facilities	$1,062.4	$1,121.3

(1)	Net of any borrowing or repayments under the Unsecured Facility.
     As of September 30, 2011, we had a combined unused letter of credit capacity of $785.9 million from the Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.
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
     Cash flows from operating activities for the nine months ended September 30, 2011 were $491.5 million compared to $419.2 million for the nine months ended September 30, 2010. The increase in cash flows from operations was impacted by increased premium writings in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
     Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to an increase in restricted cash. We had net cash used in investing activities of $257.3 million for the nine months ended September 30, 2011 compared to net cash flows from investing activities of $219.7 million for the nine months ended September 30, 2010. The increase in cash flows used in investing activities reflects additional investment of our operating cash flow.

     Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt and the payment of dividends or the repayment of debt. Cash flows used in financing activities were $122.6 million for nine months ended September 30, 2011 compared to $469.5 million for the nine months ended September 30, 2010. The decrease in cash flows used in financing activities was due to the repurchase of the founder warrant and common shares totaling $113.6 million during the nine months ended September 30, 2011 compared to $447.8 million during the nine months ended September 30, 2010. The reduction in share repurchases was due to the previously pending merger agreement.
     On May 5, 2011, the shareholders approved our proposal to pay dividends in the form of a distribution by way of par value reduction. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share. We made quarterly dividend payments on August 5, 2011 and October 7, 2011 to shareholders of record on July 27, 2011 and October 3, 2011, respectively. The amount of these par value reductions was CHF 0.30 and CHF 0.32, respectively, based on the exchange rate as of July 18, 2011 and September 19, 2011. The Company expects to distribute the remaining quarterly installments in January 2012 and April 2012. Dividend payments are subject to Swiss law and other related factors described in our 2011 Proxy Statement and our other filings with the SEC.
     Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2011 and December 31, 2010, 93.9% and 96.2%, respectively, of our fixed income portfolio consisted of investment grade securities. As of September 30, 2011 and December 31, 2010, net accumulated unrealized gains on our available for sale fixed maturity investments were $17.8 million and $57.1 million, respectively. The decrease in net unrealized gains was due to selling certain available for sale securities during the nine months ended September 30, 2011 and reinvesting the proceeds in fixed maturity investments where mark-to-market changes are reflected in the consolidated statements of operations and comprehensive income. We expect this trend to continue for the remainder of 2011. The maturity distribution of our fixed income portfolio (on a fair value basis) as of September 30, 2011 and December 31, 2010 was as follows:

	As of	As of
	September 30,	December 31,
	2011	2010
	($ in millions)
Due in one year or less	$615.8	$249.3
Due after one year through five years	2,524.6	3,119.9
Due after five years through ten years	691.8	867.9
Due after ten years	84.1	122.9
Mortgage-backed	2,053.7	1,751.9
Asset-backed	594.6	549.0

Total	$6,564.6	$6,660.9

     We have investments in various other invested assets, the market value of which was $552.1 million as of September 30, 2011. Each of these funds has redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(d) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.
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

     The following were the financial strength ratings of all of our operating insurance and reinsurance subsidiaries as of November 1, 2011:

	Rated “A”	Rated “A2”	Rated “A”
	(Excellent) from	(Good) from	(Strong) from
Subsidiary	A.M. Best(1)	Moody’s(2)	Standard & Poor’s(3)
Allied World Assurance Company, Ltd.	X	X	X
Allied World Assurance Company (U.S.) Inc.	X	X	X
Allied World National Assurance Company	X	X	X
Allied World Reinsurance Company	X	X	X
Darwin National Assurance Company	X	—	—
Darwin Select Insurance Company	X	—	—
Allied World Assurance Company, AG	—	—	X
Allied World Assurance Company (Europe) Limited	X	—	X
Allied World Assurance Company (Reinsurance) Limited	X	—	X

(1)	Third highest of 16 available ratings from A.M. Best.

(2)	Sixth highest of 21 available ratings from Moody’s.

(3)	Sixth highest of 21 available ratings from Standard & Poor’s.
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
Off-Balance Sheet Arrangements
     As of September 30, 2011, we did not have any off-balance sheet arrangements.
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
     The changes in market values as a result of changes in interest rates is determined by calculating hypothetical September 30, 2011 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,540.4	$7,546.9	$7,529.0	$7,467.2	$7,399.3	$7,322.4	$7,162.1
Market value change from base	73.2	79.7	61.8	0.0	(67.9)	(144.8)	(305.1)
Change in unrealized appreciation/(depreciation)	1.0%	1.1%	0.8%	0.0%	(0.9)%	(1.9)%	(4.1)%
     The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical September 30, 2011 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,943.5	$5,806.9	$5,738.6	$5,670.3	$5,602.1	$5,533.8	$5,397.2
Market value change from base	273.2	136.6	68.3	0.0	(68.2)	(136.5)	(273.1)
Change in unrealized appreciation/(depreciation)	4.8%	2.4%	1.2%	0.0%	(1.2)%	(2.4)%	(4.8)%
     As a holder of fixed income securities, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of September 30, 2011 we held assets totaling $6.6 billion of fixed income securities. Of those assets, approximately 93.9% were rated investment grade (Ba1/BB+ or higher) with the remaining 6.1% rated in the below investment grade category. The average credit quality of the investment grade portfolios was AA by Standard & Poor’s.
     As of September 30, 2011, we held $2,451.3 million, or 29.0%, of our total investments and cash and cash equivalents in corporate bonds. These corporate bonds had an average credit rating of AA- by Standards & Poor’s.
     As of September 30, 2011, we held $2,053.7 million, or 24.4%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. The agency pass-through mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities represented 16.3%, 3.9% and 4.2%, respectively, of our total investments and cash and cash equivalents. In addition, 79.0% of our commercial mortgage-backed securities and 63.3% of our core non-agency residential mortgage-backed securities were rated AAA by Standard & Poor’s and Fitch as of September 30, 2011. These agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.
     Additionally as of September 30, 2011, we held $188.5 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $2,053.7 million referenced in the preceding paragraph. As of September 30, 2011, 91.0% of those assets were rated below investment grade, and the average credit rating of this below investment grade portfolio was CCC by Standard & Poor’s.
     As of September 30, 2011, we held investments in other invested assets with a fair value of $552.1 million. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
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
     As of September 30, 2011 and 2010, less than 3.0% and 2.0%, respectively, of our aggregate invested assets were denominated in currencies other than the U.S. dollar. Of our business written during the nine months ended September 30, 2011 and 2010, approximately 13% and 11%, respectively, was written in currencies other than the U.S. dollar.
     Our foreign exchange loss/gain for the nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010 are set forth in the chart below.

	Nine Months		Year
	Ended		Ended
	September 30,		December 31,
	2011	2010	2010
	($ in millions)
Realized exchange gain (loss)	$5.9	$(6.1)	$(2.0)
Unrealized exchange (loss) gain	(9.6)	5.8	1.6

Foreign exchange loss	$(3.7)	$(0.3)	$(0.4)

Item 4. Controls and Procedures.
     In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
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
     No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Litigation Related to the Terminated Merger Agreement with Transatlantic
     As previously reported in Holdings’ Form 10-Q for the quarterly period ended June 30, 2011, several stockholder class action lawsuits were filed against Transatlantic Holdings, Inc. (“Transatlantic”), Holdings, and the members of the Transatlantic board of directors challenging the proposed merger of Holdings and Transatlantic, which merger was mutually terminated by the parties on September 15, 2011. Material developments in these lawsuits from the prior Form 10-Q are reported below:
•	Clark v. Transatlantic Holdings, Inc., et al.; Sutton v. Transatlantic Holdings, Inc., et al.; and Jaroslawicz v. Transatlantic Holdings, Inc., et al. Actions: On October 19, 2011, the Supreme Court of the State of New York, County of New York entered stipulations discontinuing the Clark, Sutton and Jaroslawicz actions.
•	In re Transatlantic Holdings, Inc. Shareholders Litigation: On October 10, 2011, the Delaware plaintiffs filed the Second Consolidated Amended Class Action and Derivative Complaint, alleging that Transatlantic’s directors breached their fiduciary duties by entering into, inter alia, the agreement terminating the transaction, Holdings and/or its subsidiaries aided and abetted the alleged breach of fiduciary duties, and Holdings and/or its subsidiaries were unjustly enriched by the fees paid pursuant to the agreement terminating the transaction. On October 24, 2011, the defendants moved to dismiss the Second Consolidated Class Action and Derivative Complaint.
     In addition, on August 10, 2011, Validus Holdings, Ltd. (“Validus”) filed a complaint against Transatlantic, the members of the Transatlantic board of directors, Holdings and GO Sub, LLC (a newly formed Delaware limited liability company and a wholly-owned subsidiary of Holdings) in the Delaware Court of Chancery. Validus alleges that the members of the Transatlantic board of directors breached their fiduciary duty and that Holdings and/or its subsidiaries aided and abetted the alleged breaches of fiduciary duties. Validus seeks, among other things, an order enjoining Transatlantic and Holdings from consummating the proposed merger unless and until the defendants’ allegedly false and misleading statements are corrected; compelling the Transatlantic board of directors to engage in good faith discussions with Validus; and declaring that the merger agreement and the confidentiality agreement between Holdings and Transatlantic do not require that a confidentiality agreement between Transatlantic and Validus contain a standstill provision. On August 16, 2011, Validus filed a Motion for Preliminary Injunction and a Motion for Expedited Proceedings. Validus’ Motion for Expedited Proceedings was heard by the court on August 22, 2011 and granted in part and denied in part. Thereafter, on September 6, 2011, the defendants moved to dismiss Validus’ complaint, which motions were pending before the court at the time that the transaction was terminated.
     Holdings believes that certain of the relief sought in the lawsuits is no longer relevant due to the termination of the merger. Holdings further believes that the lawsuits filed against them are without merit and intends to defend them vigorously.
New Cingular Wireless
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
     The action generally relates to broker defendants’ placement of insurance contracts for plaintiffs with the 78 insurer defendants. Plaintiffs maintain that the defendants used a variety of illegal schemes and practices designed to, among other things, allocate customers, rig bids for insurance products and raise the prices of insurance products paid by the plaintiffs. In addition, plaintiffs allege that the broker defendants steered policyholders’ business to preferred insurer defendants. Plaintiffs claim that as a result of these practices, policyholders either paid more for insurance products or received less beneficial terms than the competitive market would have produced. The eight counts in the complaint allege, among other things, (i) unreasonable restraints of trade and conspiracy in violation of the Sherman Act, (ii) violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, (iii) that broker defendants breached their fiduciary duties to plaintiffs, (iv) that insurer defendants participated in and induced this alleged breach of fiduciary duty, (v) unjust enrichment, (vi) common law fraud by broker defendants and (vii) statutory and consumer fraud under the laws of certain U.S. states. Plaintiffs seek equitable and legal remedies, including injunctive relief, unquantified consequential and punitive damages, and treble damages under the Sherman Act and RICO. On October 16, 2006, the Judicial Panel on Multidistrict Litigation ordered that the litigation be transferred to the U.S. District Court for the District of New Jersey for inclusion in the coordinated or consolidated pretrial proceedings occurring in that court. The Court stayed proceedings in the litigation pending a decision by the Third Circuit Court of Appeals on an appeal of the court’s decisions granting motions to dismiss in a related class action. Because of the stay, neither Allied World Assurance Company, Ltd nor any of the other defendants have responded to the complaint and written discovery that had begun has not been completed. On August 16, 2010, the Third Circuit issued its ruling in the related action, affirming the dismissal in large part, vacating it in part and remanding that case for further proceedings. The District Court continued the stay until October 20, 2011 when it issued an order lifting the stay and authorizing the filing of renewed class action motions to dismiss. A scheduling order is expected to be entered to govern discovery and motions in the New Cingular and other “tag-along” cases. At this point, it is not possible to predict the outcome of the litigation; the company does not, however, currently believe that the outcome will have a material adverse effect on the company’s operations or financial position.

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
     In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions and tender offers or otherwise. There were no repurchases made under this program during the third quarter of 2011 because of the proposed merger with Transatlantic Holdings, Inc., which merger was mutually terminated by the parties on September 15, 2011. As of September 30, 2011, the company had $200.9 million of remaining capacity available under the share repurchase program.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit
Number	Description
2.1(1)	Termination Agreement, dated as of September 15, 2011, by and among Allied World Assurance Company Holdings, AG, GO Sub, LLC and Transatlantic Holdings, Inc.

3.1(2)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 16, 2011.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on October 3, 2011.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: November 9, 2011	By:	/s/ Scott A. Carmilani
		Name:	Scott A. Carmilani
		Title:	President and Chief Executive Officer

Dated: November 9, 2011	By:	/s/ Joan H. Dillard
		Name:	Joan H. Dillard
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1(1)	Termination Agreement, dated as of September 15, 2011, by and among Allied World Assurance Company Holdings, AG, GO Sub, LLC and Transatlantic Holdings, Inc.

3.1(2)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 16, 2011.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on October 3, 2011.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.