Form 10-K
period 2011-12-31
Allied World Assurance Co Holdings, AG
filed 2012-02-29
CIK 1163348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Lindenstrasse 8 6340 Baar Zug, Switzerland

(Address of Principal Executive Offices and Zip Code)

41-41-768-1080

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value CHF 14.03 per share	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No   ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.1 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 21, 2012, 36,835,178 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 3, 2012 is incorporated in Part III of this Form 10-K.

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

Overview

We are a Swiss-based specialty insurance and reinsurance company that underwrites a diversified portfolio of property and casualty lines of business through offices located in Bermuda, Hong Kong, Ireland, Singapore, Switzerland, the United Kingdom and the United States. For the year ended December 31, 2011, our U.S. insurance, international insurance and reinsurance segments accounted for 43.2%, 27.4% and 29.4%, respectively, of our total gross premiums written of $1,939.5 million. As of December 31, 2011, we had $11,122.2 million of total assets and $3,149.0 million of shareholders’ equity.

We were formed in Bermuda in 2001, and we redomesticated to Switzerland in December 2010, at which time Holdings became the ultimate parent company of Allied World Assurance Company Holdings, Ltd, the former publicly-traded Bermuda holding company (“Allied World Bermuda”) and its subsidiaries. Since our formation, we have focused primarily on the direct insurance markets. We offer our clients and producers significant capacity in both the direct property and casualty insurance markets as well as in the reinsurance market. We have expanded since our formation and now have 16 offices located in seven different countries.

Internationally, we first established a presence in Europe when Allied World Assurance Company (Europe) Limited was approved to carry on business in the European Union (“E.U.”) from its office in Ireland in October 2002 and from a branch office in London in May 2003. Allied World Assurance Company (Reinsurance) Limited was approved to write reinsurance in the E.U. from its office in Ireland in July 2003 and from a branch office in London, England in August 2004. In recent years, we have further expanded our European presence, first in October 2008 when Allied World Assurance Company (Reinsurance) Limited opened a branch office in Zug, Switzerland to further penetrate the European market, and later in March 2011 when we received an insurance and reinsurance license for Allied World Assurance Company, AG, a Swiss-domiciled company located in Zug.

In July 2002, we established a presence in the United States when we acquired two insurance companies, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company. We have made substantial investments to expand our North American business, which has grown significantly since 2009 and which we expect will continue to grow in size and importance in the coming years. In February 2008, we acquired a U.S. reinsurance company we subsequently renamed Allied World Reinsurance Company, and we write our U.S. reinsurance business through this company. In October 2008, we acquired Darwin Professional Underwriters, Inc. and its subsidiaries (collectively, “Darwin”) to further expand our U.S. insurance platform. We currently have ten offices in the United States and are licensed in Canada.

Our corporate expansion continued into Asia when Allied World Assurance Company, Ltd opened branch offices in Hong Kong in March 2009 and in Singapore in December 2009. In July 2011, we received a license to write reinsurance business in Labuan, a financial center in Malaysia.

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

•

Exercise underwriting and risk management discipline.    We believe we exercise underwriting and risk management discipline by: (i) maintaining a diverse spread of risk in our books of business across product lines and geographic zones, (ii) managing our aggregate property catastrophe exposure through the application of sophisticated modeling tools, (iii) monitoring our exposures on non-property catastrophe coverages, (iv) adhering to underwriting guidelines across our business lines and (v) fostering a culture that focuses on enterprise risk management and strong internal controls.

•

Maintain a conservative investment strategy.    We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short- to medium-term duration.

Our premium revenues are generated by operations conducted from our corporate headquarters in Switzerland and our other offices in Bermuda, Europe, Hong Kong, Singapore and the United States. For information concerning our gross premiums written by geographic location of underwriting office, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of Years Ended December 31, 2011 and 2010” and “— Comparison of Years Ended December 31, 2010 and 2009.”

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

The gross premiums written in each segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31, 2011 Gross Premiums Written		Year Ended December 31, 2010 Gross Premiums Written		Year Ended December 31, 2009 Gross Premiums Written
Operating Segments	$ (In millions)	% of Total	$ (In millions)	% of Total	$ (In millions)	% of Total
U.S. insurance	$838.6	43.2	$729.3	41.5	$674.8	39.8
International insurance	530.4	27.4	504.9	28.7	555.9	32.8
Reinsurance	570.5	29.4	524.2	29.8	465.6	27.4

Total	$1,939.5	100.0%	$1,758.4	100.0%	$1,696.3	100.0%

U.S. Insurance Segment

General

The U.S. insurance segment includes our direct insurance operations in the United States. Within this segment we provide an increasingly diverse range of specialty liability products, with a particular emphasis on coverages for healthcare and professional liability risks. Additionally, we offer a selection of direct general casualty insurance and general property insurance products. We generally target small- and middle-market, non-Fortune 1000 accounts domiciled in North America, including public entities, private companies and non-profit organizations. In recent years we have enhanced our U.S. insurance operating platform, principally through hiring underwriting talent, through an expanded network of branch offices located in strategically important locations across the country and through upgrades to our information technology platform to accommodate our increasing business demands. We believe improvements to our operating platform have allowed us to assume and maintain a significant role as a writer of primary professional liability and other specialty liability coverage for small firms. We will continue to seek attractive opportunities in the U.S. market.

The chart below illustrates the breakdown of the company’s U.S. direct insurance gross premiums written by line of business for the year ended December 31, 2011.

Products and Customer Base

Our casualty operations in the United States focus on insurance products providing coverage for specialty type risks, such as professional liability, environmental liability, product liability, inland marine liability and healthcare liability risks, and we offer commercial general liability products as well. Professional liability products include policies covering directors and officers, employment practices and fiduciary liability insurance. We also offer a diverse mix of errors and omissions liability coverages for a variety of service providers, including law firms, technology companies, insurance companies, insurance agents and brokers, and municipalities. We regularly assess our product mix, and we evaluate new products and markets where we believe our underwriting and service will allow us to differentiate our offerings. During the year ended December 31, 2011, our professional liability business accounted for 28.1%, or $235.4 million, of our total gross premiums written in the U.S. insurance segment.

We also provide both primary and excess liability and other casualty coverages to the healthcare industry, including hospitals and hospital systems, managed care organizations and medical facilities such as home care providers, specialized surgery and rehabilitation centers, and outpatient clinics. Our healthcare operations in the U.S. target small- and middle-market accounts. During the year ended December 31, 2011, our healthcare business accounted for 24.0%, or $201.7 million, of our total gross premiums written in the U.S. insurance segment.

In late 2009, we commenced writing environmental liability business by offering a line of environmental casualty products covering the pollution and related liability exposures of general contractors, tank installers, remediation contractors and others. During 2011, we commenced writing inland marine business. During the year ended December 31, 2011, these lines of business accounted for approximately 3.6%, or $30.6 million, of our total gross premiums written in the U.S. insurance segment.

With respect to general casualty products, we provide both primary and excess liability coverage, and our focus is on complex risks in a variety of industries including construction, real estate, public entities, retailers, manufacturing, transportation, and finance and insurance services. We also offer comprehensive insurance to contractors and their employees working outside of the United States on contracts for agencies of the U.S. government or foreign operations of U.S. companies. During the year ended December 31, 2011, our general casualty business accounted for 24.5%, or $205.3 million, of our total gross premiums written in the U.S. insurance segment.

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

We offer general property products from our underwriting platforms in the United States, and cover risks for retail chains, real estate, manufacturers, hotels and casinos, and municipalities. During the year ended December 31, 2011, our general property business accounted for 9.4%, or $78.5 million, of our total gross premiums written in the U.S. insurance segment.

We currently have a total of six insurance programs in the United States, offering a variety of products including professional liability, excess casualty and primary general liability. We retain responsibility for administration of claims, although we may opt to outsource claims in selected situations. Before we enter into a program administration relationship, we analyze historic loss data associated with the program business and perform a diligence review of the administrator’s underwriting, financial condition and information technology. In selecting program administrators, we consider the integrity, experience and reputation of the program administrator, the availability of reinsurance and the potential profitability of the business. In order to assure the continuing integrity of the underwriting and related business operations in our program business, we conduct additional reviews and audits of the program administrator on an ongoing basis. To help align our interests with those of our program administrators, we seek to set up incentive-based compensation to encourage better long-

term underwriting results as a component of their fees. During the year ended December 31, 2011, our program business accounted for 10.4%, or $87.1 million, of our total gross premiums written in the U.S. insurance segment.

For more information concerning our gross premiums written by line of business in our U.S. insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — U.S. Insurance Segment — Comparison of Years Ended December 31, 2011 and 2010” and “— Comparison of Years Ended December 31, 2010 and 2009.”

Distribution

Within our U.S. insurance segment, insurance policies are placed through a network of over 200 insurance intermediaries, including excess and surplus lines wholesalers and regional and national retail brokerage firms. A subset of these intermediaries also access certain of our U.S. casualty products via our proprietary i-bind platform that allows for accelerated quote and bind capabilities through the Internet. Marsh & McLennan Companies, Inc. (“Marsh”) accounted for approximately 10% of gross premiums written in this segment during 2011.

International Insurance Segment

General

The international insurance segment includes our direct insurance operations outside of the United States. It includes our operations in Bermuda, Europe and Asia. Our Bermuda operations underwrite primarily larger, Fortune 1000 casualty and property risks for accounts domiciled in North America. Our Bermuda and European operations have entered into a relationship with Latin American Underwriters to offer trade credit and political risk coverages primarily for clients doing business in Latin America and the Caribbean. Our insurance operations in Europe, with offices in Dublin, London and Switzerland, have focused on mid-sized to large European and multi-national companies domiciled outside of North America, and we are also diversifying into insurance products for smaller commercial clients. In addition, Syndicate 2232 offers select product lines including international property, general casualty, healthcare and professional liability, targeted at key territories such as countries in Latin America and the Asia Pacific region. The international insurance segment also encompasses our offices in Asia that were opened in 2009, including our Hong Kong and Singapore offices and Lloyd’s Asia, which underwrite a variety of primary and excess professional liability lines and general casualty and healthcare insurance products. Our staff in the international insurance segment is spread among our locations in Bermuda, Europe and Asia because we believe it is important that our underwriters be physically present in the major insurance markets around the world where we compete for business.

The chart below illustrates the breakdown of the company’s international insurance gross premiums written by line of business for the year ended December 31, 2011.

Products and Customer Base

The casualty business within our international insurance segment offers both primary and excess coverage, with the latter focused primarily on insuring excess layers, with a median attachment point of $80 million for large and Fortune 1000 accounts that constitute our core casualty accounts in this segment. Our international insurance segment utilizes significant gross limit capacity. Our focus with respect to general casualty products is on complex risks in a variety of industries, including manufacturing, energy, chemicals, transportation, real estate, consumer products, medical and healthcare services and construction. During the year ended December 31, 2011, our general casualty business accounted for 24.0%, or $127.2 million, of our total gross premiums written in the international insurance segment.

We provide professional liability products such as directors and officers, employment practices, fiduciary and errors and omissions liability insurance. We offer a diverse mix of coverages for a number of industries including law firms, technology companies, financial institutions, insurance companies and brokers, manufacturing and energy, and engineering and construction firms. During the year ended December 31, 2011, our professional liability business accounted for 31.0%, or $164.4 million, of our total gross premiums written in the international insurance segment.

Our healthcare underwriters provide risk transfer products to numerous healthcare institutions, such as hospitals, managed care organizations and healthcare systems. During the year ended December 31, 2011, our healthcare business accounted for 12.8%, or $68.1 million, of our total gross premiums written in the international insurance segment.

We offer general property products from our underwriting platforms in Bermuda and Europe. Our international property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property risks. We write solely commercial coverages and focus on the insurance of the primary risk layer. The types of commercial property risks we cover include retail chains, real estate, manufacturers, hotels and casinos. During the year ended December 31, 2011, our general property business (including energy lines) accounted for 30.1%, or $159.4 million, of our total gross premiums written in the international insurance segment.

In 2010, we commenced writing trade credit insurance by offering short- and medium-term credit insurance for clients that export to and from Latin America and the Caribbean. During the year ended December 31, 2011, our trade credit business accounted for 2.1%, or $11.3 million, of our total gross premiums written in the international insurance segment.

Because of the large limits we often deploy for casualty and property business written in the international insurance segment, we utilize both facultative and treaty reinsurance to reduce our net exposure. For more information on the reinsurance we purchase for the property and casualty business written in international insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Ceded Reinsurance.” For more information on our gross premiums written by line of business in our international insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — International Insurance Segment — Comparison of Years Ended December 31, 2011 and 2010” and “— Comparison of Years Ended December 31, 2010 and 2009.”

Distribution

With regard to our international insurance segment, we utilize our relationships with insurance intermediaries as our principal method for obtaining business. Our international insurance segment maintains significant relationships with Marsh, Aon Corporation (“Aon”) and Willis Group Holdings (“Willis”), which accounted for 30%, 26% and 12%, respectively, of our gross premiums written in this segment during 2011.

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

We presently write reinsurance on both a treaty and a facultative basis, targeting several niche markets including professional liability lines, specialty casualty, property for U.S. regional insurers, accident and health, marine, aerospace and crop risks. Overall, we strive to diversify our reinsurance portfolio through the appropriate combination of business lines, ceding source, geography and contract configuration. Our primary customer focus is on highly-rated carriers with proven underwriting skills and dependable operating models.

We determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by one of our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance and workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. During the year ended December 31, 2011, our reinsurance segment generated gross premiums written of $570.5 million. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year. Our reinsurance segment operates from our offices in Bermuda, London, New York, Singapore and Switzerland.

The chart below illustrates the breakdown of the company’s reinsurance gross premiums written by line of business for the year ended December 31, 2011.

Product Lines and Customer Base

Property, general casualty, professional liability and international treaty reinsurance is the principal source of revenue for this segment. The insurers we reinsure range from single state to nationwide insurers located in the United States as well as specialty carriers or the specialty divisions of standard lines carriers. For our international treaty unit, our clients include multi-national insurers, single territory insurers, niche carriers and Lloyd’s syndicates. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. In October 2008, we expanded our international reach by opening a branch office in Switzerland that offers property, general casualty and professional liability products throughout Europe. A large portion of this business is now being written by Allied World Assurance Company, AG, our Swiss licensed insurance and reinsurance company. Syndicate 2232 also offers international treaty reinsurance. During 2009, we expanded our reinsurance operations both in Asia, where we opened a branch office in Singapore that serves as the company’s hub for all classes of treaty reinsurance business for the region, and in the United States, where we added a property underwriting team to our reinsurance platform. In December 2010, we expanded our specialty reinsurance offerings by launching a marine and specialty division. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.

Our North American property reinsurance treaties protect insurers who write residential, commercial and industrial accounts where the exposure to loss is chiefly North American. We emphasize monoline, per risk accounts, which are structured as either quota share or excess-of-loss reinsurance. Monoline reinsurance applies to one kind of coverage, and per risk reinsurance coverage applies to a particular risk (for example a building and its contents), rather than on a per accident, event or aggregate basis. Where possible, coverage is provided on a “losses occurring” basis, which limits coverage to property losses occurring within the treaty year. We selectively write industry loss warranties where we believe market opportunities justify the risks. During the year ended December 31, 2011, our property treaty business accounted for 26.8%, or $153.1 million, of our total gross premiums written in the reinsurance segment.

Our North American general casualty business writes both treaty and facultative business. Our North American generally casualty treaties cover working layer, intermediate layer and catastrophe exposures. We sell both quota share and excess-of-loss reinsurance. We principally underwrite general liability, auto liability and commercial excess and umbrella liability for both admitted and non-admitted companies. Our general casualty facultative business is principally comprised of lower-attachment, individual-risk reinsurance covering automobile liability, general liability and workers compensation risks for many of the largest U.S. property-casualty and surplus lines insurers. During the year ended December 31, 2011, our North American general casualty business accounted for 25.0%, or $142.8 million, of our total gross premiums written in the reinsurance segment.

Our North American professional liability treaties cover several products, primarily directors’ and officers’ liability, but also attorneys’ malpractice, medical malpractice, miscellaneous professional classes and transactional risk liability. The complex exposures undertaken by this unit demand highly technical underwriting and pricing modeling analysis. During the year ended December 31, 2011, our professional liability treaty business accounted for 10.0%, or $57.2 million, of our total gross premiums written in the reinsurance segment.

Our international treaty unit’s portfolio protects U.K. insurers, including Lloyd’s of London syndicates and Continental European companies. While we continue to concentrate on Euro-centric business, we are now writing and will increasingly expand our capabilities outside of Europe, including in Asia and Latin America. During the year ended December 31, 2011, the international treaty unit accounted for 26.9%, or $153.2 million, of our total gross premiums written in the reinsurance segment.

For our specialty reinsurance business, we underwrite accident and health business, emphasizing catastrophe personal accident programs and workers compensation catastrophe business. Our marine and specialty division offers reinsurance for marine, aerospace and crop risks on a global basis. During the year ended December 31, 2011, our specialty reinsurance business accounted for 11.3%, or $64.2 million, of our total gross premiums written in the reinsurance segment.

For more information on our gross premiums written by line of business in our reinsurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reinsurance Segment — Comparison of Years Ended December 31, 2011 and 2010” and “— Comparison of Years Ended December 31, 2010 and 2009.”

Distribution

Due to a number of factors, including transactional size and complexity, the distribution infrastructure of the reinsurance marketplace is characterized by relatively few intermediary firms. As a result, we have close business relationships with a small number of reinsurance intermediaries, and our reinsurance segment business during 2011 was primarily with affiliates of Marsh, Aon and Willis accounting for 36%, 32% and 15%, respectively, of total gross premiums written in this segment during 2011. Due to the substantial percentages of premiums produced in our U.S. insurance, international insurance and reinsurance segments by the top three intermediaries, the loss of business from any one of them could have a material adverse effect on our business.

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

Catastrophe and Aggregate Accumulation risk:    Addresses the organization’s exposure to natural catastrophes, such as windstorms, earthquakes or floods, particularly with regard to managing the concentration of exposed insurance limits within coastal or other areas that are more prone to severe catastrophic events. For more information concerning our management of catastrophe risk, see “Underwriting Risk Management” below.

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

We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. Some of these companies have more capital than our company. In our direct insurance business, we compete with insurers that provide property and casualty-based lines of insurance such as: ACE Limited, Arch Capital Group Ltd., Axis Capital Holdings Limited, Chartis Inc. (a wholly-owned subsidiary of American International Group, Inc. (“AIG”)), The Chubb Corporation (“Chubb”), Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance Company, Lloyd’s, Markel Insurance Company, Munich Re Group, The Navigators Group, Inc., OneBeacon Insurance Group, Ltd, Swiss Reinsurance Company, W.R. Berkeley Corporation, XL Capital Ltd and Zurich Financial Services. In our reinsurance business, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: ACE Limited, Alterra Capital Holdings, Ltd, Arch Capital Group Ltd., Berkshire Hathaway, Inc., Everest Re Group, Ltd., Lloyd’s, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd.

In addition, risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of these non-traditional products could reduce the demand for traditional insurance and reinsurance.

Our Financial Strength Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Moody’s and Standard & Poor’s have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the rating agency’s opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation) and include 16 separate ratings categories. Moody’s maintains a letter scale rating from “Aaa” (Exceptional) to “C” (Lowest-rated) and includes 21 separate ratings categories. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 21 separate ratings categories. Our principal operating subsidiaries and their respective ratings from A.M. Best, Moody’s and Standard & Poor’s are provided in the table below.

Subsidiary	Rated “A” (Excellent) from A.M. Best(1)	Rated “A2” (Good) from Moody’s(2)	Rated “A” (Strong) from Standard & Poor’s(3)
Allied World Assurance Company, Ltd	X	X	X
Allied World Assurance Company (U.S.) Inc.	X	X	X
Allied World National Assurance Company	X	X	X
Allied World Reinsurance Company	X	X	X
Darwin National Assurance Company	X	—	—
Darwin Select Insurance Company	X	—	—
Allied World Assurance Company, AG	—	—	X
Allied World Assurance Company (Europe) Limited	X	—	X
Allied World Assurance Company (Reinsurance) Limited	X	—	X

(1)	Third highest of 16 available ratings from A.M. Best.

(2)	Sixth highest of 21 available ratings from Moody’s.

(3)	Sixth highest of 21 available ratings from Standard & Poor’s.

In addition to the above-named subsidiaries, we underwrite through our Lloyd’s Syndicate 2232. All Lloyd’s syndicates benefit from Lloyd’s central resources, including Lloyd’s brand, its network of global licenses and the central fund. As all of Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. A.M. Best has assigned Lloyd’s a financial strength rating of “A” (Excellent) and Standard & Poor’s and Fitch Ratings have assigned Lloyd’s a financial strength rating of “A+” (Strong). These ratings are subject to periodic review, and may be revised upward, downward or revoked, at the sole discretion of the rating agencies.

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

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008(1)	2009	2010	2011
	($ in thousands)
As Originally Estimated:	$213	$310,508	$1,062,138	$2,084,331	$3,543,811	$3,900,546	$4,307,637	$4,576,828	$4,761,772	$4,879,188	$5,225,143
Liability Re-estimated as of
One Year Later	213	253,691	981,713	1,961,172	3,403,274	3,622,721	3,484,894	4,290,335	4,329,254	4,557,847
Two Years Later	213	226,943	899,176	1,873,599	3,249,263	3,247,858	3,149,303	3,877,832	3,975,195
Three Years Later	213	217,712	845,162	1,733,707	2,894,460	2,911,300	2,791,110	3,576,846
Four Years Later	213	199,860	810,183	1,513,697	2,558,600	2,605,761	2,533,557
Five Years Later	213	205,432	704,666	1,306,220	2,315,913	2,432,597
Six Years Later	213	196,495	626,818	1,235,604	2,190,495
Seven Years Later	213	179,752	619,903	1,207,675
Eight Years Later	213	184,107	618,248
Nine Years Later	213	184,104
Ten Years Later	213
Cumulative (Redundancy)	—	(126,404)	(443,890)	(876,656)	(1,353,316)	(1,467,949)	(1,774,080)	(999,982)	(786,577)	(321,341)
Cumulative Claims Paid as of:
One Year Later	—	54,288	138,843	374,605	718,263	560,163	583,447	574,823	634,463	656,568
Two Years Later	—	83,465	237,949	574,399	1,154,901	1,002,503	943,879	1,089,540	1,036,171
Three Years Later	—	100,978	301,264	725,955	1,521,586	1,252,921	1,311,398	1,391,252
Four Years Later	18	124,109	372,187	842,931	1,662,811	1,531,899	1,469,345
Five Years Later	18	163,516	425,394	910,393	1,828,977	1,622,539
Six Years Later	18	184,691	456,652	971,953	1,864,908
Seven Years Later	18	195,688	478,055	994,769
Eight Years Later	18	201,516	499,459
Nine Years Later	18	149,044
Ten Years Later	18

(1)	Reserve for losses and loss expenses includes the reserves for losses and loss expenses of Finial Insurance Company (renamed Allied World Reinsurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

Development of Reserve for Losses and Loss Expenses

Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Liability Re-estimated as of:
One Year Later	100%	82%	92%	94%	96%	93%	81%	94%	91%	93%
Two Years Later	100%	73%	85%	90%	92%	83%	73%	85%	83%
Three Years Later	100%	70%	80%	83%	82%	75%	65%	78%
Four Years Later	100%	64%	76%	73%	72%	67%	59%
Five Years Later	100%	66%	66%	63%	65%	62%
Six Years Later	100%	63%	59%	59%	62%
Seven Years Later	100%	58%	58%	58%
Eight Years Later	100%	59%	58%
Nine Years Later	100%	59%
Ten Years Later	100%
Cumulative (Redundancy)	—	(41)%	(42)%	(42)%	(38)%	(38)%	(41)%	(22)%	(17)%	(7)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	13%	18%	20%	14%	14%	13%	13%	13%
Two Years Later	0%	27%	22%	28%	33%	26%	22%	24%	22%
Three Years Later	0%	33%	28%	35%	43%	32%	30%	30%
Four Years Later	8%	40%	35%	40%	47%	39%	34%
Five Years Later	8%	53%	40%	44%	52%	42%
Six Years Later	8%	59%	43%	47%	53%
Seven Years Later	8%	63%	45%	48%
Eight Years Later	8%	65%	47%
Nine Years Later	8%	48%
Ten Years Later	8%

Losses Net of Reinsurance

	2001	2002	2003	2004	2005	2006	2007	2008(1)	2009	2010	2011
As Originally Estimated:	$213	$299,946	$967,305	$1,809,588	$2,826,930	$3,211,441	$3,624,872	$3,688,514	$3,841,781	$3,951,600	$4,222,224
Liability Re-estimated as of:
One Year Later	213	243,129	887,870	1,760,469	2,662,723	2,978,320	3,312,248	3,440,522	3,528,426	3,698,072
Two Years Later	213	216,381	833,496	1,655,675	2,551,946	2,699,585	3,032,063	3,128,342	3,255,966
Three Years Later	213	207,945	773,967	1,551,115	2,281,007	2,416,966	2,742,484	2,882,645
Four Years Later	213	191,471	746,355	1,353,988	1,986,782	2,152,221	2,518,524
Five Years Later	213	197,656	648,469	1,162,263	1,776,483	1,997,008
Six Years Later	213	188,733	574,803	1,098,702	1,663,577
Seven Years Later	213	172,219	568,273	1,075,318
Eight Years Later	213	176,582	566,975
Nine Years Later	213	176,579
Ten Years Later	213
Cumulative (Redundancy)	—	(123,367)	(400,330)	(734,270)	(1,163,353)	(1,214,433)	(1,106,348)	(805,869)	(585,815)	(253,528)
Cumulative Claims Paid as of:
One Year Later	—	52,077	133,336	306,865	461,310	377,250	415,214	415,902	498,084	542,649
Two Years Later	—	76,843	214,939	482,038	759,276	698,959	681,332	811,697	843,697
Three Years Later	—	93,037	272,028	624,894	990,514	884,077	964,790	1,069,303
Four Years Later	18	116,494	342,898	733,286	1,090,679	1,094,011	1,099,963
Five Years Later	18	155,904	407,712	783,091	1,219,997	1,167,580
Six Years Later	18	172,974	426,354	833,918	1,248,296
Seven Years Later	18	176,390	440,812	851,312
Eight Years Later	18	177,880	455,271
Nine Years Later	18	141,507
Ten Years Later	18

(1)	Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of Finial Insurance Company (renamed Allied World Reinsurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

Losses Net of Reinsurance

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Liability Re-estimated as of:
One Year Later	100%	81%	92%	97%	94%	93%	91%	93%	92%	94%
Two Years Later	100%	72%	86%	91%	90%	84%	84%	85%	85%
Three Years Later	100%	69%	80%	86%	81%	75%	76%	78%
Four Years Later	100%	64%	77%	75%	70%	67%	69%
Five Years Later	100%	66%	67%	64%	63%	62%
Six Years Later	100%	63%	59%	61%	59%
Seven Years Later	100%	57%	59%	59%
Eight Years Later	100%	59%	59%
Nine Years Later	100%	59%
Ten Years Later
Cumulative (Redundancy)	—	(41)%	(41)%	(41)%	(41)%	(38)%	(31)%	(22)%	(15)%	(6)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	0%	17%	14%	17%	16%	12%	11%	11%	13%	14%
Two Years Later	0%	26%	22%	27%	27%	22%	19%	22%	22%
Three Years Later	0%	31%	28%	35%	35%	28%	27%	29%
Four Years Later	8%	39%	35%	41%	39%	34%	30%
Five Years Later	8%	52%	42%	43%	43%	36%
Six Years Later	8%	58%	44%	46%	44%
Seven Years Later	8%	59%	46%	47%
Eight Years Later	8%	59%	47%
Nine Years Later	8%	47%
Ten Years Later	8%

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2011, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Gross liability at beginning of year	4,879,188	$4,761,772	$4,576,828
Reinsurance recoverable at beginning of year	(927,588)	(919,991)	(888,314)

Net liability at beginning of year	3,951,600	3,841,781	3,688,514

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	11,529	8,864	—
Current year	1,201,155	1,012,374	852,052
Prior years	(253,528)	(313,355)	(247,992)

Total incurred	959,156	707,883	604,060

Net paid losses related to:
Current year	142,162	98,646	42,320
Prior years	542,649	498,084	415,901

Total paid	684,811	596,730	458,221

Foreign exchange revaluation	(3,721)	(1,334)	7,428
Net liability at end of year	4,222,224	3,951,600	3,841,781
Reinsurance recoverable at end of year	1,002,919	927,588	919,991

Gross liability at end of year	$5,225,143	$4,879,188	$4,761,772

Investments

Investment Strategy and Guidelines

We believe that we follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. Our portfolio therefore consists primarily of investment grade, fixed-maturity securities of short-to-medium term duration. As of December 31, 2011, these securities, along with cash and cash equivalents, represented 83% of our total investments and cash and cash equivalents, with the remainder invested in non-investment grade securities and loans, equities, hedge funds and other alternative investments. Our current Investment Policy Statement contains restrictions on the maximum amount of our investment portfolio that may be invested in alternative investments (such as hedge funds and private equity vehicles) as well as a minimum amount that must be maintained in investment grade fixed income securities and cash.

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

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary and fiscal policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. Similarly, given our portfolio’s exposure to credit assets, a significant increase in credit spreads could result in significant losses to our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and therefore reinvestment risk. Alternative investments, such as our hedge fund and private equity investments, subject us to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

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

For our fixed income assets and loans we have engaged four outside investment managers to provide us with certain discretionary investment management services. We have agreed to pay investment management fees based on the market values of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included as a deduction to net investment income. These investment management agreements may generally be terminated by either party upon 30 days prior written notice.

Our Portfolio

Composition as of December 31, 2011

As of December 31, 2011, we had total investments and cash and cash equivalents of $8.1 billion, including restricted cash, fixed-maturity securities and hedge fund and private equity investments. The average credit quality of our investments is rated AA- by Standard & Poor’s and Aa3 by Moody’s. Short-term instruments must be rated a minimum of A-1, F-1 or P-1 by Standard & Poor’s, Moody’s or Fitch. The target duration range was 1.75 to 4.25 years. The portfolio has a total return rather than income orientation. As of December 31, 2011, the average duration of our investment portfolio was 1.9 years and there were approximately $14.5 million of net unrealized gains in the portfolio, net of applicable tax.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2011.

	As of December 31, 2011
	Fair Value	Average Rating	Portfolio Percentage
	($ in thousands)
Type of Investment
Cash and cash equivalents	$716,604	AAA	8.8%
U.S. government securities	1,087,633	AA+	13.4%
U.S. government agencies	224,262	AA+	2.7%
Non-U.S. government securities	256,756	AAA	3.2%
Mortgage-backed securities:
Agency mortgage-backed securities	1,183,893	AA+	14.6%
Non-agency residential mortgage-backed securities	120,345	A+	1.5%
Non-agency residential mortgage-backed securities-non- investment grade strategy	182,482	CCC	2.3%
Commercial mortgage-backed securities	331,371	AAA	4.1%
Total mortgage-backed securities	1,818,091		22.5%
Corporate securities:
Financial Institutions	1,179,391	A+	14.5%
Industrials	1,064,813	BBB	13.1%
Utilities	187,177	BBB+	2.3%
Total corporate securities	2,431,381		29.9%
Asset-backed securities:
Credit card receivables	44,424	AAA	0.5%
Automobile loan receivables	73,226	AAA	0.9%
Student loan receivables	178,898	AA+	2.2%
Collateralized loan obligations	139,678	AA+	1.7%
Other	76,972	AAA	0.9%
Total asset-backed securities	513,198		6.2%
State, municipalities and political subdivisions	167,381	AA-	2.1%
Hedge funds	431,544	N/A	5.3%
Private equity	108,865	N/A	1.4%
Equity securities	367,483	N/A	4.5%

Total investment portfolio	$8,123,198		100.0%

For more information on the securities in our investment portfolio, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value of Financial Instruments”.

Ratings as of December 31, 2011

The investment ratings (provided by Standard & Poor’s and Moody’s) for fixed maturity securities held as of December 31, 2011 and the percentage of our total fixed maturity securities they represented on that date were as follows:

	Fair Value	Percentage of Total Fair Value
	($ in millions)
Ratings
U.S. government and government agencies	$1,311.9	20.2%
AAA/Aaa	1,336.2	20.6%
AA/Aa	1,656.9	25.4%
A/A	1,148.1	17.7%
BBB/Baa	565.1	8.7%
BB	168.1	2.6%
B/B	103.3	1.6%
CCC+ and below	209.1	3.2%

Total	$6,498.7	100.0%

Maturity Distribution as of December 31, 2011

The maturity distribution for our fixed maturity securities held as of December 31, 2011 was as follows:

	Fair Value	Percentage of Total Fair Value
	($ in millions)
Maturity
Due within one year	$661.6	10.2%
Due after one year through five years	2,686.1	41.3%
Due after five years through ten years	725.5	11.2%
Due after ten years	94.2	1.4%
Mortgage-backed	1,818.1	28.0%
Asset backed	513.2	7.9%

Total	$6,498.7	100.0%

Investment Returns for the Year Ended December 31, 2011

Our investment returns for year ended December 31, 2011:

Net investment income	$195.9
Net realized investment gains	10.1
Net change in unrealized gains	(45.7)
Total net investment return	$160.3

Total financial statement portfolio return(1)	2.0%
Effective annualized yield(2)	2.5%

(1)	Total financial statement portfolio return for our investment portfolio is calculated using beginning and ending market values adjusted for external cash flows and includes the net change in unrealized gains and losses.

(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.

Our Principal Operating Subsidiaries

Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company that began operations in November 2001. It carries on business from its offices in Bermuda and from branch offices licensed in Hong Kong and Singapore, as well as under its newly-granted license from Labuan. Allied World Assurance Company (Europe) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the E.U. from its office in Ireland since October 2002 and from a branch office in London since May 2003. Since its formation, Allied World Assurance Company (Europe) Limited has written business primarily originating from Ireland, the United Kingdom and Continental Europe. Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the E.U. from its office in Ireland since July 2003, from a branch office in London since August 2004 and from a branch office in Zug, Switzerland since October 2008. We include the business produced by Allied World Assurance Company (Reinsurance) Limited in our international insurance segment (other than reinsurance business written through its Swiss branch office) even though the majority of coverages are structured as facultative reinsurance. Allied World Assurance Company, AG is a direct subsidiary of Holdings which was formed in Switzerland in May 2010 and licensed by the Swiss Financial Market Supervisory Authority (“FINMA”) to write insurance and reinsurance from our office in Zug.

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

The activities of AWAC Services Company (Bermuda), Ltd, AWAC Services Company (Ireland) Limited and AWAC Services Company are limited to providing certain administrative services to various subsidiaries of Holdings. During 2010, we formed a new subsidiary, 2232 Services Limited, in the United Kingdom in order to administratively support the operations of Syndicate 2232 at Lloyd’s.

Our Employees

As of February 21, 2012, we had a total of 702 full-time employees, of which 128 worked in Bermuda, 467 in the United States, 82 in Europe, and 25 in Hong Kong and Singapore. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

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

Switzerland

Allied World Assurance Company, AG obtained its license from FINMA in March 2011 and is approved to carry on insurance and reinsurance business in specific lines of non-life business. Allied World Assurance

Company, AG is required to comply with the Federal Insurance Supervision Act (the “ISA”), the Federal Insurance Supervision Ordinance and regulations and guidance issued by FINMA. The following are some significant aspects of the Swiss regulatory framework:

Capital and Solvency Requirements.    Allied World Assurance Company, AG is required to satisfy minimum capital and solvency requirements. Solvency is determined based on two independent methodologies:

•

Solvency I:    This involves calculating a solvency margin by applying defined percentages to a base of the higher of gross annual premium or gross claims over a prescribed period of time and comparing coverage in terms of the company’s admissible funds against the required solvency margin determined in accordance with the ISA.

•

Swiss Solvency Test (the “SST”):    The SST is similar in nature to the methodology that will be applied under the E.U.’s Solvency II regime. Under this approach, capital adequacy is achieved if risk bearing capital exceeds the required solvency capital. The SST model involves a more sophisticated analysis by providing for a market-consistent valuation of all assets and liabilities of the firm with a methodological approach to risk categories (insurance risk, credit risk etc.) subjecting them to scenario stress tests at a basic level in the context of the use of a standard regulatory model or internal model validated by FINMA.

Allied World Assurance Company, AG is also required to satisfy technical provisions with regard to its assets, which include restrictions concerning the investment of “tied” assets, which are assets that are secured to ensure the claims of the company’s insurance clients.

Corporate Governance, Risk Management and Internal Controls.    In addition to quantitative risk measures, FINMA requires full qualitative governance and control of risk in the firm. This includes requirements as to the ongoing fitness, propriety and competence of the directors and senior management, observance of ethical standards, objective and appropriate remuneration procedures, management of conflicts of interests, the institution of a compliance function, independence and adequate resourcing of control functions (including the responsible actuary, the risk management function and the internal audit function). Insurance companies are required to implement documented procedures for risk management and internal control.

In addition, Allied World Assurance Company, AG is subject to annual reporting requirements enacted by FINMA.

Allied World Assurance Company (Reinsurance) Limited also operates a branch office in Zug, Switzerland. As this subsidiary is domiciled outside of Switzerland, conducts only reinsurance business in Switzerland and is regulated by the Central Bank of Ireland (“CBI”) as a reinsurance undertaking, it is not required to be licensed by FINMA.

Bermuda

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance and reinsurance business of Allied World Assurance Company, Ltd. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Allied World Assurance Company, Ltd has been registered as a Class 4 insurer by the BMA and approved to carry on general insurance and reinsurance business. Allied World Assurance Company Holdings, Ltd and Allied World Assurance Holdings (Ireland) Ltd are holding companies and AWAC Services (Bermuda), Ltd is a services company that do not carry on any insurance or reinsurance business, and as such each is not subject to Bermuda insurance regulations; however, like all Bermuda companies, they are subject to the provisions and regulations of the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance and reinsurance companies and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of these companies.

The following are some significant aspects of the Bermuda insurance and reinsurance regulatory framework:

Solvency and Capital Standards.    As a Class 4 insurer, Allied World Assurance Company, Ltd is required to maintain a minimum solvency margin and to hold available statutory capital and surplus equal to or exceeding its enhanced capital requirement and target capital level as determined by the BMA under the Bermuda Solvency Capital Requirement model (“BSCR model”). The BSCR model is a risk-based capital model that provides a method for determining an insurer’s enhanced capital requirement and total capital level taking into account the risk characteristics of different aspects of an insurer’s business. Allied World Assurance Company, Ltd is required to maintain a minimum solvency margin that is equal to the greatest of (1) $100,000,000; (2) 50% of net premiums written (being gross premiums written less any premiums ceded, but the company may not deduct more than 25% of gross premiums written when computing net premiums written); and (3) 15% of net losses and loss expense reserves.

Eligible Capital.    Allied World Assurance Company, Ltd is now required to disclose the makeup of its capital in accordance with the recently introduced “three-tiered capital system”. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified tier 1 capital, lesser quality capital will be classified as either tier 2 capital or tier 3 capital. Under this regime, not less than 80% of tier 1 capital and up to 20% of tier 2 capital may be used to support the company’s minimum solvency margin. Thereafter, a minimum of 60% of tier 1 capital and a maximum of 15% of tier 3 capital may be used to satisfy the company’s enhanced capital requirement. Any combination of tier 1, 2 or 3 capital may be used to meet the total capital level.

Liquidity.    Allied World Assurance Company, Ltd must maintain a minimum liquidity ratio at least equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.

Dividends.    Allied World Assurance Company, Ltd is prohibited from declaring or paying any dividends during any financial year if it is, or would be after such dividend, in breach of its minimum solvency margin, minimum liquidity ratio or enhanced capital requirements. Allied World Assurance Company, Ltd is also prohibited, without prior BMA approval, from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus or from reducing by 15% or more its total statutory capital. Under the Companies Act, Allied World Assurance Company Holdings, Ltd and each of its Bermuda subsidiaries may not declare or pay a dividend if such company has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than its liabilities.

Principal office and representatives.    Allied World Assurance Company, Ltd must maintain a principal office and appoint a principal representative, loss reserve specialist and independent auditor approved by the BMA.

Filings.    Allied World Assurance Company, Ltd must file with the BMA annual and quarterly statutory financial returns, annual U.S. GAAP financial statements and an annual capital and solvency return.

Group Supervision.    In 2011, the BMA notified Allied World Assurance Company, Ltd that it intended to act as group supervisor of our insurance and reinsurance companies and that Allied World Assurance Company, Ltd had been designated as the “designated insurer” in respect thereof. In accordance with the Group Supervision and Insurance Group Solvency Rules that came into effect on January 16, 2012, Allied World Assurance Company, Ltd is now required to prepare and submit annual audited group U.S. GAAP financial statements, annual group statutory financial statements, an annual group statutory financial return, an annual group capital and solvency return and quarterly group unaudited financial returns. Enhanced group capital requirements will come into effect in 2013.

Currency matters.    As the BMA has classified each of our Bermuda subsidiaries as non-residents of Bermuda, these subsidiaries may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda.

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

Shareholder notification requirements.    The BMA also requires written notification from any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of Allied World Assurance Company, Ltd or its parent within 45 days of becoming such a holder. The BMA may object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder and/or require the shareholder to reduce its holdings or voting rights. A person that does not give the required notification or comply with such a notice or direction from the BMA will be guilty of an offense.

If it appears to the BMA that there is a risk of Allied World Assurance Company, Ltd becoming insolvent, or that Allied World Assurance Company, Ltd is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may take numerous restrictive actions to protect the public interest, including cancelling our registration under the Insurance Act.

Ireland

Allied World Assurance Company (Europe) Limited is authorized as a non-life insurance undertaking and is regulated by the CBI pursuant to the Insurance Acts 1909 to 2011, the Central Bank Acts 1942 to 2010, and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2009 (the “Irish Insurance Acts and Regulations”). The Third Non-Life Directive of the European Union (the “Non-Life Directive”) established a common framework for the authorization and regulation of non-life insurance undertakings within the E.U. The Non-Life Directive permits non-life insurance undertakings authorized in a member state of the E.U. to operate in other member states of the E.U. either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment). Allied World Assurance Company (Europe) Limited operates a branch office in the United Kingdom and operates on a freedom to provide services basis in other European Union member states.

Allied World Assurance Company (Reinsurance) Limited is authorized and regulated by the CBI pursuant to the Central Bank Acts 1942 to 2010, all statutory instruments relating to reinsurance made or adopted under the European Communities Acts 1972 to 2009 and the provisions of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and operates branches in London, England and Zug, Switzerland. Pursuant to the provisions of these regulations, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other E.U. member states either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment).

United States

Our U.S. insurance and reinsurance subsidiaries are admitted or surplus line eligible in all 50 states and the District of Columbia. Allied World Assurance Company (U.S.) Inc. is admitted in three states, including Delaware, its state of domicile, surplus lines eligible in 49 jurisdictions, including the District of Columbia and Puerto Rico, and an accredited reinsurer in 38 jurisdictions, including the District of Columbia. Allied World National Assurance Company is admitted in 43 jurisdictions, including New Hampshire, its state of domicile, surplus lines eligible in three states and an accredited reinsurer in one state. Allied World Reinsurance Company is admitted to write insurance and reinsurance in all 50 states, including New Hampshire, its state of domicile, and the District of Columbia. Darwin National Assurance Company is domiciled in Delaware and admitted to write in all other U.S. jurisdictions except Arkansas. Darwin Select Insurance Company, which is an Arkansas company, is admitted in that state and is an eligible surplus lines writer in all other states and the District of Columbia, and Vantapro Specialty Insurance Company, which is an inactive Arkansas company, is currently admitted only in Arkansas and Illinois.

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

Risk-Based Capital. U.S.    insurers are also subject to risk-based capital (or “RBC”) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of the company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2011, we believe all of our U.S. insurance and reinsurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

NAIC Ratios.    The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. As of December 31, 2011, we do not believe that any of our U.S. insurance and reinsurance subsidiaries had an IRIS ratio range warranting any regulatory action.

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

Other applicable laws.    Lloyd’s worldwide insurance and reinsurance business is subject to various laws, regulations, treaties and policies of the E.U. as well as each jurisdiction in which it operates. Material changes in governmental requirements or laws could have an adverse effect on Lloyd’s and its member companies, including Allied World Capital (Europe) Limited.

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

In July 2011, Allied World Assurance Company, Ltd received regulatory approval from the Labuan Financial Services Authority to operate a branch office from which it underwrites treaty reinsurance and long-tail facultative business from within Labuan, the Malaysian financial district.

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

For example, if all ceding companies for which we have in force business as of December 31, 2011 were to exercise their cancellation rights or require the posting of security, the estimated impact could result in the return of premium, the commutation of loss reserves, the posting of collateral or a combination thereof. The unearned premium and reserve for losses and loss expenses associated with our reinsurance segment was $306.5 million and $1,313.7 million at December 31, 2011, respectively.

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

To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital. Our results for the year ended December 31, 2011 included $157.9 million and $95.6 million of favorable (i.e., a loss reserve decrease) and adverse development (i.e., a loss reserve increase), respectively, of reserves relating to losses incurred for prior loss years. In comparison, our results for the year-ended December 31, 2010 included $369.8 million and $56.4 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years. Our results for the year ended December 31, 2009 included $376.9 million and $128.9 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years.

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

The perceived effects of climate change on debt obligations can impact our investment mix in any one issuer, industry or region. The largest per-issuer exposure, outside of government and government-related issuers, represented less than 1% of our investment portfolio and the largest ten exposures represented less than 6% of the portfolio.

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

The U.S. and international financial markets have been severely disrupted. Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe have increased the possibility of economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. These conditions, including the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Continued volatility in the U.S. and other securities markets may also adversely affect our share price.

We may be impacted from claims relating to the financial market turmoil, including subprime and other credit and insurance exposures, beyond our current estimates.

We write corporate directors and officers, errors and omissions and other insurance coverages for financial institutions and financial services companies. We also write liability coverages for fiduciaries of pension funds. In addition, we also reinsure other insurance companies that write these types of coverages. The financial institutions and financial services segment has been particularly impacted by the financial market turmoil. As a result, this industry segment has been the subject of heightened scrutiny and in some cases investigations by regulators with respect to the industry’s actions as they relate to subprime mortgages, collateralized debt obligations, structured investment vehicles, swap and derivative transactions and executive compensation. During this time, a number of U.S. and international financial institutions, insurance companies and other companies have failed, been acquired under distressed circumstances, become reliant upon the central governments of their jurisdictions for financial assistance to remain solvent and/or suffered significant declines in their stock price. Fraud or other claims may be made against financial institutions and members of other industries, including the insurance industry. These events may give rise to increased bankruptcies and increased litigation, including class action suits, which may involve our insureds. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

We may be adversely impacted by the European sovereign debt crisis.

Developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. The debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate. These factors could lead to an exit by a member country from the European Union. A country’s exit from the European Union could lead to a devaluation of any currency that such country introduces to replace the Euro. Our customers or brokers located in the impacted country may be unable to pay the monies due to us or may seek to renegotiate their insurance policies or reinsurance contracts in the new currency at terms that are less favorable or unfavorable to us. The resulting financial climate from such an event could also lead to greater-than-expected losses on some of the in-force insurance policies or reinsurance contracts. For example, directors and officers policies issued to financial institutions may experience higher losses as a result. We may also experience increased loss activity in our trade credit and political risk portfolio. To the extent we suffer losses from the crisis in Europe, such losses could be significant.

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

Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to the insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. Allied World Assurance Company, Ltd uses trust accounts and has access to up to $1.7 billion in letters of credit under two letter of credit facilities. The letter of credit facilities impose restrictive covenants, including restrictions on asset sales, limitations on the incurrence of certain liens and required collateral and financial strength levels. Violations of these or other covenants could result in the suspension of access to letters of credit or such letters of credit becoming due and payable. Our access to our existing letter of credit facilities is dependent on the ability of the banks that are parties to these facilities to meet their commitments. Our $900 million letter of credit facility with Citibank Europe plc is on an uncommitted basis, which means Citibank Europe has agreed to offer us up to $900 million in letters of credit, but they are not contractually obligated for that full amount. Our $800 million syndicated letter of credit facility expires in November 2012. The lenders under our letter of credit facilities may not be able to meet their commitments if they become insolvent, file for bankruptcy protection or if they otherwise experience shortages of capital and liquidity. If these letter of credit facilities are not sufficient or drawable or if Allied World Assurance Company, Ltd is unable to renew either or both of these facilities or to arrange for trust accounts or other types of security on commercially acceptable terms, its ability to provide reinsurance to U.S.-domiciled insurers may be severely limited and adversely affected.

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

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. For the year ended December 31, 2011, our top three brokers represented approximately 55% of our total gross premiums written. Marsh, Aon (including Benfield Group Ltd.) and Willis were responsible for the distribution of approximately 23%, 21% and 11%, respectively, of our total gross premiums written for the year ended December 31, 2011. Loss of all or a substantial portion of the business produced by any one of those brokers could have a material adverse effect on our financial condition, results of operations and business.

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

Our investment portfolio is overseen by our Chief Investment Officer and managed by professional investment management firms in accordance with the Investment Policy Statement approved by the Investment

Committee of the Board of Directors. Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk, and credit and default risk. Additionally, with respect to some of our investments, we are subject to pre-payment or reinvestment risk. Our current Investment Policy Statement constrains the amount of our investment portfolio that may be invested in alternatives (such as hedge funds and private equity). As a result, we may be subject to restrictions on redemption, which may limit our ability to withdraw funds or realize on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile. In addition, investments in hedge funds may involve certain other risks, including the limited operating history of a fund as well as risks associated with the strategies employed by the managers of the fund.

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

In addition, our investment portfolio includes U.S. government agency and non-agency commercial and residential mortgage-backed securities. As of December 31, 2011, mortgage-backed securities constituted approximately 23% of the fair value of our total investments and cash and cash equivalents, of which 15% of the fair value was invested in U.S. government agency mortgage-backed securities. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are generally prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of rising interest rates, mortgage-backed securities may have declining levels of prepayments, extending their maturity and duration, thereby negatively impacting the security’s price.

Our non-agency commercial and residential mortgage-backed securities are subject to delinquencies, defaults and losses on the underlying mortgage loans. While many of the factors that led to such delinquencies, defaults and losses have moderated over the last 12 months, further deterioration is possible. Delinquencies, defaults and losses with regard to non-agency residential mortgage-backed securities are driven in part by residential property values. A decline or an extended flattening in property values may result in increased delinquencies, defaults and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. This would negatively impact the value of our securities. Additionally, as of December 31, 2011 commercial mortgage-backed securities constituted 4% of the fair value of our total investments and cash and cash equivalents. While delinquencies, defaults and losses have been slower to materialize in the commercial sector than in the residential sector, this market remains susceptible to price declines on the underlying properties based on local supply/demand factors as well as overall levels of economic activity. We continue to believe the risk is most acute in the commercial mortgage-backed securities offerings issued in 2007 and 2008. As of December 31, 2011, we had approximately $37 million of exposure to commercial mortgage-backed securities transactions of the 2007 and 2008 vintage.

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

We have currency hedges in place that seek to alleviate our potential exposure to volatility in foreign exchange rates and intend to consider the use of additional hedges when we are advised of known or probable significant losses that will be paid in currencies other than the U.S. dollar. To the extent that we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the impact of a movement in foreign currency exchange rates could adversely affect our financial condition or results of operations. The sovereign debt crisis in Europe and the related restructuring efforts may, among other factors, magnify the risk of exchange rate volatility.

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

We write a portion of our insurance business through relationships with program administrators, under contracts pursuant to which we authorize such program administrators to underwrite and bind business on our behalf, within guidelines we prescribe. In this structure, we rely on controls incorporated in the provisions of the program administration agreement, as well as on the administrator’s internal controls, to limit the risks insured to those which are within the prescribed parameters. Although we monitor program administrators on an ongoing basis, our monitoring efforts may not be adequate or our program administrators could exceed their underwriting authorities or otherwise breach obligations owed to us. We are liable to policyholders under the terms of policies underwritten by program administrators, and to the extent such administrators exceed their authorities or otherwise breach their obligations to us, our financial condition or results of operations could be material adversely affected.

If we experience difficulties with our information technology and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected.

We rely heavily on the successful, uninterrupted functioning of our information technology (“IT”) and telecommunications systems. Our business and continued expansion is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as pricing, quoting and processing policies, paying claims, performing actuarial and other modeling functions. A failure of our IT and telecommunication systems or the termination of third-party software licenses we rely on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. Computer viruses, hackers and other external hazards, as well as internal exposures such as potentially dishonest employees, could expose our IT and data systems to security breaches that may result in liability to us, cause our data to be corrupted and cause us to commit resources, management time and money to prevent or correct security breaches. Some of our key business partners rely on our systems for critical underwriting and administration functions and interruption and/or failure of these systems could cause significant liability to them. If we do not maintain adequate IT and telecommunications systems, we could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, litigation exposures and increased administrative expenses. As a result, our ability to conduct our business might be adversely affected.

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

As a result of the higher par value of our common shares and increased shareholder approval power under Swiss law, we have less flexibility with respect to certain aspects of capital management.

The par value of our common shares is CHF 14.03 per share (as may be adjusted in connection with the payment of dividends by virtue of a par value reduction, as approved by our shareholders). Under Swiss law, we may not issue shares below par value. In the event we need to raise common equity capital at a time when the trading price of our shares is below the par value of such shares, we will be unable to do so. As a consequence we would have to consider reducing the par value of our common shares, which in turn would reduce our ability to make tax-free distributions by par value reductions to our shareholders. We would also need to obtain approval of our shareholders to decrease the par value of our common shares, which would require us to file a proxy statement with the SEC and convene a meeting of shareholders. This would delay any capital raising plans and there is no assurance that we would be able to obtain such shareholder approval. See “Risks Related to Taxation — We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.”

Swiss law affords shareholders more powers and allows our shareholders to authorize share and participation capital that can be issued by the Board of Directors without shareholder approval. Under Swiss law, this authorization is limited to 50% of a company’s existing registered share and participation capital and must be renewed by the shareholders every two years. Under our Articles of Association, this authorization is further limited to 20% of our existing registered share and participation capital. Additionally, subject to specified exceptions described in our Articles of Association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares. For example, we will not be able to issue preferred stock without the approval of a majority of the votes cast at a shareholder meeting. Swiss law also reserves for approval by shareholders many corporate actions, such as that dividends must be approved by shareholders. There may be situations where the restrictions on capital management flexibility under Swiss law could have a material adverse effect on us and our shareholders.

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

Allied World Assurance Company, Ltd also operates branch offices in Hong Kong, Singapore and Labuan, which offices are regulated by the Office of the Insurance Commissioner in Hong Kong, the Monetary Authority of Singapore and the Labuan Financial Services Authority, respectively.

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

Allied World Assurance Company (Europe) Limited, an Irish domiciled insurer, operates within the E.U. non-life insurance legal and regulatory framework as established under the Non-Life Directive, and operates a branch in London, England. Allied World Assurance Company (Europe) Limited is required to operate in accordance with the provisions of the Irish Insurance Acts and Regulations and the requirements of the CBI.

Allied World Assurance Company (Reinsurance) Limited, an Irish domiciled reinsurer, is regulated by the CBI pursuant to the Central Bank Acts 1942 to 2010, all statutory instruments relating to reinsurance made or adopted under the European Communities Acts 1972 to 2009, and the provisions of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and operates branches in London, England and Zug, Switzerland. Pursuant to the provisions of these regulations, reinsurance undertakings may, subject to the satisfaction of certain formalities, carry on reinsurance business in other E.U. member states either directly from the home member state (on a freedom to provide services basis) or through local branches (by way of permanent establishment).

Allied World Assurance Company, AG, a Swiss domiciled insurer and reinsurer located in Zug, is regulated by FINMA.

Our Bermuda operating company could become subject to regulation in the United States.

Allied World Assurance Company, Ltd, our Bermuda operating company is not admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2011, more than 72% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its Bermuda office and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

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

Swiss Law

Under Swiss law, dividends may be paid out only if we have sufficient distributable profits from previous fiscal years or if we have legal reserves, each as will be presented on Holdings’ audited statutory financial statements prepared in accordance with Swiss law. Payments out of the share and participation capital (in other words, the aggregate par value of our share and participation capital) in the form of dividends are not allowed; however, payments out of share and participation capital may be made by way of a capital reduction to achieve a similar result as the payment of dividends. The affirmative vote of shareholders holding a majority of the votes cast at a shareholder meeting must approve reserve reclassifications and distributions of dividends. Our Board of Directors may propose to shareholders that a dividend be paid but cannot itself authorize the dividend. In addition, our shareholders may propose dividends without any dividend proposal by the Board of Directors. Under Swiss law, upon satisfaction of all legal requirements (including shareholder approval of a par value reduction as described in this proposal), we will be required to submit an application to the Swiss Commercial Register to register each applicable par value reduction. Without effective registration of the applicable par value reduction with the Swiss Commercial Register, we will not be able to proceed with the payment of any installment of any dividend. We cannot assure you that the Swiss Commercial Register will approve the registration of any applicable par value reduction.

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

We are required under Swiss law to declare any dividends and other capital distributions in Swiss francs. We have made and intend to continue to make any dividend payments to holders of our common shares in U.S. dollars. Continental Stock Transfer & Trust Company, our transfer agent, will be responsible for paying the U.S. dollars to registered holders of voting shares and non-voting participation certificates, less amounts subject to withholding for taxes. As a result, shareholders may be exposed to fluctuations in the U.S. dollar—Swiss franc exchange rate between the date used for purposes of calculating the Swiss franc amount of any proposed dividend or par value reduction and the relevant payment date.

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

In 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which could have an impact on our business.

The Dodd-Frank Act, which effects sweeping changes to financial services regulation in the United States, was enacted in July 2010. The Dodd-Frank Act establishes the Financial Services Oversight Council (“FSOC”) and the Federal Insurance Office (“FIO”) and in limited instances authorizes the federal preemption of certain state insurance laws. The FSOC and FIO are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The potential impact of the Dodd-Frank Act on the U.S. insurance business is not clear; however, our business could be affected by changes to the U.S. system of insurance regulation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

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

With respect to international measures, an E.U. directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers (“Solvency II”) which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Implementation of Solvency II by E.U. member states is anticipated at the beginning of 2014. Implementing those measures necessary for compliance with the requirements of Solvency II may require us to utilize a significant amount of resources to ensure compliance. In addition, the capital and solvency margin requirements of Solvency II may lead to either an increase or decrease of the capital required by our E.U. domiciled insurers in order that they comply with Solvency II. Solvency II provides for the supervision of insurers and reinsurers on both a solo (entity level) and group basis. In respect of our non-E.U. subsidiaries engaging in E.U. insurance or reinsurance business, should the regulatory regime in which they are operating not be deemed equivalent to that established within the E.U. pursuant to Solvency II, additional capital requirements may be imposed in order that such companies may continue to insure or reinsure E.U. domiciled risk/cedents.

We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal insurance subsidiary is domiciled in, and operates exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the leading E.U. countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position with respect to its regulatory initiatives, which could adversely impact us commercially.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Developments in accounting practices, for example a convergence of U.S. GAAP with International Financial Reporting Standards, or IFRS, may require considerable additional expense to comply with, particularly if we are required to prepare information relating to prior periods for comparison purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted, but may affect the results of our operations, including among other things, the calculation of net income.

Risks Related to Ownership of Our Common Shares

Future sales of our common shares may adversely affect the market price.

As of February 21, 2012, we had 36,835,178 common shares outstanding. Up to an additional 2,607,942 common shares may be issuable upon the vesting and exercise of outstanding stock options, restricted stock units (“RSUs”) and performance-based equity awards. We have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register common shares issued or reserved for issuance under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan (the “LTIP”) and the Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan. Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.

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

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or pay dividends out of qualifying additional paid-in-capital, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we are unable to make a distribution through a reduction in par value or, pay a dividend out of qualifying additional paid-in-capital, we may not be able to make distributions without subjecting you to Swiss withholding taxes.

The repurchase of our shares to be held in treasury will generally not be subject to Swiss withholding tax. However, under Swiss law, we are generally prohibited from holding in treasury an aggregate amount of voting shares and non-voting shares in excess of 10% of our aggregate share capital, which could limit our ability to repurchase our shares in the future.

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

Trading income derived from the insurance and reinsurance businesses carried on in Ireland by our Irish companies is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various E.U. Member States have, from time to time, called for harmonization of corporate tax rates within the E.U. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates in the E.U. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax until at least the year 2025. Should, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

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

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations and our investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, has given our Bermuda subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to such entities or their operations, shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035.

Item 1B.	Unresolved Staff Comments.

None.

GLOSSARY OF SELECTED INSURANCE AND OTHER TERMS

Admitted insurer	An insurer that is licensed or authorized to write insurance in a particular state; to be distinguished from an insurer eligible to write excess and surplus lines insurance on risks located within a jurisdiction.

Assumed reinsurance	That portion of a risk that a reinsurer accepts from an insurer in return for a stated premium.

Attachment point	The loss point of which an insurance or reinsurance policy becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers, as the case may be.

Capacity	The maximum percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty lines	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Catastrophe exposure or event	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe reinsurance	A form of excess-of-loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover other types of insurance losses such as workers’ compensation policies.

Cede, cedent, ceding company	When an insurer transfers some or all of its risk to a reinsurer, it “cedes” business and is referred to as the “ceding company” or “cedent.”

Commercial coverage	Insurance products that are sold to entities and individuals in their business or professional capacity, and which are intended for other than the insured’s personal or household use.

Deductible	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Retention.”

Direct insurance	Insurance sold by an insurer that contracts directly with the insured, as distinguished from reinsurance.

Directors and officers liability	Insurance that covers liability for corporate directors and officers for wrongful acts, subject to applicable exclusions, terms and conditions of the policy.

Earned premiums or Premiums earned	That portion of premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both statutory accounting practice and U.S. GAAP.

Employment practices liability insurance	Insurance that primarily provides liability coverage to organizations and their employees for losses arising from acts of discrimination, harassment and retaliation against current and prospective employees of the organization.

Excess and surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers; or insurance written by non-admitted insurance companies to cover such risks.

Excess layer	Insurance to cover losses in one or more layers above a certain amount with losses below that amount usually covered by the insured’s primary policy and its self-insured retention.

Excess-of-loss reinsurance	Reinsurance that indemnifies the insured against all or a specified portion of losses over a specified amount or “retention.”

Exclusions	Provisions in an insurance or reinsurance policy excluding certain risks or otherwise limiting the scope of coverage.

Exposure	The possibility of loss. A unit of measure of the amount of risk a company assumes.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fiduciary liability insurance	Insurance that primarily provides liability coverage to fiduciaries of employee benefit and welfare plans for losses arising from the breach of any fiduciary duty owed to plan beneficiaries.

Frequency	The number of claims occurring during a specified period of time.

General casualty	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Gross premiums written	Total premiums for insurance and reinsurance written during a given period.

Healthcare liability or Healthcare lines	Insurance coverage, often referred to as medical malpractice insurance, which addresses liability risks of doctors, surgeons, nurses, other healthcare professionals and the institutions (hospitals, clinics) in which they practice.

Incurred but not reported (“IBNR”) reserves	Reserves established by us for claims that have occurred but have not yet been reported to us as well as for changes in the values of claims that have been reported to us but are not yet settled.

In-force	Policies that have not expired or been terminated and for which the insurer remains on risk as of a given date.

Limits or gross maximum limits	The maximum amount that an insurer or reinsurer will insure or reinsure for a specified risk, a portfolio of risks or on a single insured entity. The term also refers to the maximum amount of benefit payable for a given claim or occurrence.

Loss development	The difference between the original loss as initially reserved by an insurer or reinsurer and its subsequent evaluation at a later date or at the time of its closure. Loss development occurs because of inflation and time lags between the occurrence of claims and the time they are actually reported to an insurer or reinsurer. To account for these increases, a “loss development factor” or multiplier is usually applied to a claim or group of claims in an effort to more accurately project the ultimate amount that will be paid.

Losses incurred	The total losses and loss adjustment expenses paid, plus the change in loss and loss adjustment expense reserves, including IBNR, sustained by an insurance or reinsurance company under its insurance policies or other insurance or reinsurance contracts.

Losses and loss expenses	“Losses” are an occurrence that is the basis for submission or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the insurance policy or other insurance or reinsurance contracts. “Loss expenses” are the expenses incurred by an insurance or reinsurance company in settling a loss.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this Form 10-K, “loss reserves” is meant to include reserves for both losses and for loss expenses.

Loss year	The year to which a claim is attributed based upon the terms in the underlying policy or contract. All years referred to are years ending December 31.

Net premiums earned	The portion of net premiums written during or prior to a given period that was recognized as income during such period.

Net premiums written	Gross premiums written, less premiums ceded to reinsurers.

Paid losses	Claim amounts paid to insureds or ceding companies.

Per occurrence limitations	The maximum amount recoverable under an insurance or reinsurance policy as a result of any one event, regardless of the number of claims.

Primary insurance (primary layer)	Insurance that absorbs the losses immediately above the insured’s retention layer. A primary insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a primary insurance layer typically assume an element of regular loss frequency.

Probable maximum loss (“PML”)	An estimate of the loss on any given insurance policy or group of policies at some pre-defined probability of occurrence. The probability of occurrence is usually expressed in terms of the number of years between loss events of that size (e.g., 1 in 100 years or 1 in 200 years).

Producer	A licensed professional, often referred to as either an insurance agent, insurance broker or intermediary, who acts as intermediary between the insurance carrier and the insured or reinsured (as the case may be).

Product liability	Insurance that provides coverage to manufacturer and/or distributors of tangible goods against liability for personal injury caused if such products are unsafe or defective.

Professional liability	Insurance that provides liability coverage to directors and officers, attorneys, doctors, accountants and other professionals who offer services to the general public and claim expertise in a particular area greater than the ordinary layperson for their negligence or malfeasance.

Property catastrophe coverage	In reinsurance, coverage that protects the ceding company against accumulated losses in excess of a stipulated sum that arise from a catastrophic event such as an earthquake, fire or windstorm. “Catastrophe loss” generally refers to the total loss of an insurer arising out of a single catastrophic event.

Quota share reinsurance	A proportional reinsurance treaty in which the ceding company cedes an agreed-on percentage of every risk it insures that falls within a class or classes of business subject to the treaty.

Reinsurance	The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that reinsurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance that it has issued.

Reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this report, “reserves” are meant to include reserves for both losses and for loss expenses.

Retention	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Deductible.”

Retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Run-off	Liability of an insurance or reinsurance company for existing claims that it expects to pay in the future and for which a loss reserve has been established.

Self-insured	A term which describes a risk, or part of a risk, retained by the insured in lieu of transferring the risk to an insurer. A policy deductible or retention feature allows a policyholder to self-insure a portion of an exposure and thereby reduce its risk-transfer costs.

Specialty lines	A term used in the insurance and reinsurance industry to describe types of insurance or classes of business that require specialized expertise to underwrite. Insurance and reinsurance for these classes of business is not widely available and is typically purchased from the specialty lines divisions of larger insurance companies or from small specialty lines insurers.

Subpart F income	Insurance and reinsurance income (including underwriting and investment income) and foreign personal holding company income (including interest, dividends and other passive investment income).

Surplus (or statutory surplus)	As determined under statutory accounting principles, the amount remaining after all liabilities, including loss reserves, are subtracted from all of the “admitted” assets (i.e., those permitted by regulation to be recognized on the statutory balance sheet). Surplus is also referred to as “statutory surplus” or “surplus as regards policyholders” for statutory accounting purposes.

Surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers or insurance written by non-admitted insurance companies to cover such risks.

“Swing-rated” reinsurance contract	A reinsurance contract, that links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. This type of reinsurance contract enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers, but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold.

Treaties	Reinsurance contracts under which the ceding company agrees to cede and the reinsurer agrees to assume risks of a particular class or classes of business.

Treaty year	The year in which the contract incepts. Exposure from contracts incepting during the current treaty year will potentially affect both the current loss year as well future loss years.

Ultimate loss	Total of all expected settlement amounts, whether paid or reserved together with any associated loss adjustment expenses, and is the estimated total amount of loss at the measurement date. For purposes of this Form 10-K, “ultimate loss” is the sum of paid losses, case reserves and IBNR.

Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting results	The pre-tax profit or loss experienced by an insurance company that is calculated by deducting net losses and loss expenses, net acquisition costs and general and administration expenses from net premiums earned. This profit or loss calculation includes reinsurance assumed and ceded but excludes investment income.

Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term or underlying risk.

Working layer	Primary insurance that absorbs the losses immediately above the insured’s retention layer. A working layer insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a working layer typically assume an element of loss frequency.

Written premium	The premium entered on an insurer’s books for a policy issued during a given period of time, whether coverage is provided only during that period of time or also during subsequent periods.

Item 2.	Properties.

Our corporate headquarters are located in offices we lease in Switzerland. We also lease space in Bermuda, England, Hong Kong, Ireland, Singapore and the United States for the operation of our U.S. insurance, international insurance and reinsurance segments. Our leases have remaining terms ranging from six months to approximately ten years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 15 of the notes to the consolidated financial statements in this Form 10-K.

Item 3.	Legal Proceedings.

New Cingular Wireless

In April 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia (Atlanta Division) entitled New Cingular Wireless Headquarters, LLC et al. v. Marsh & McLennan Companies, Inc., et al. Among the 78 insurers named as defendants is our insurance subsidiary in Bermuda, Allied World Assurance Company, Ltd. Plaintiffs allege that the broker defendants used a variety of illegal schemes and anti-competitive practices that resulted in the plaintiffs either paying more for insurance products or receiving less beneficial terms than the competitive market would have produced. Plaintiffs seek equitable and legal remedies, including injunctive relief, consequential and punitive damages, treble damages and attorneys’ fees. In October 2006, the litigation was transferred to the U.S. District Court for the District of New Jersey for pretrial purposes. The District Court subsequently stayed the litigation while its decision to grant motions to dismiss the related class actions was being appealed. On appeal, the District Court’s dismissals were affirmed in large part but were vacated in part and remanded to the District Court. In October 2011, the District Court lifted the stay and authorized the filing of renewed class action motions to dismiss, and it is expected to issue an order governing the timing of discovery and motions in this litigation. Because of the stay and the pending order, neither our subsidiary nor any of the other defendants have responded to the complaint and written discovery that had begun has not been completed. While it is not possible to predict the outcome of the litigation, the Company does not believe that the outcome will have a material adverse effect on its operations or financial position.

Litigation Related to the Terminated Merger Agreement with Transatlantic

In connection with our proposed merger with Transatlantic Holdings, Inc. (“Transatlantic”), which was mutually terminated by the parties on September 15, 2011, two putative stockholder class action lawsuits filed against Holdings, and the members of the Transatlantic board of directors challenging the merger, remained outstanding as of December 31, 2011: Ivers v. Transatlantic Holdings, Inc., et al. (filed June 17, 2011 in the Court of Chancery of the State of Delaware) and Kramer v. Transatlantic Holdings, Inc., et al. (filed June 30, 2011 in the Court of Chancery of the State of Delaware) (collectively, the “Lawsuits”). Each of the Lawsuits was filed against Transatlantic, the members of the Transatlantic board of directors, and Holdings and/or its subsidiaries. Alleghany Corporation and Shoreline Merger Sub, LLC were later added as defendants. Plaintiffs in each Lawsuit asserted that the members of the Transatlantic board of directors breached their fiduciary duties and that Holdings and/or its subsidiaries, or Alleghany Corporation and/or its subsidiaries, aided and abetted the alleged breaches of fiduciary duties. On January 30, 2012, the defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of the Lawsuits against Transatlantic and Transatlantic’s directors, Holdings and its subsidiaries, and Alleghany Corporation and Shoreline Merger Sub, LLC. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by Transatlantic or its successor, which the defendants may oppose. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares began publicly trading on the New York Stock Exchange under the symbol “AWH” on July 12, 2006. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported on the New York Stock Exchange Composite Tape.

	High	Low
2011:
First quarter	$63.95	$57.67
Second quarter	$65.70	$53.70
Third quarter	$59.00	$49.00
Fourth quarter	$63.33	$51.00

2010:
First quarter	$47.05	$43.77
Second quarter	$47.96	$40.60
Third quarter	$57.25	$44.42
Fourth quarter	$61.24	$54.53

On February 21, 2012, the last reported sale price for our common shares was $68.02 per share. At February 21, 2012, there were 36 holders of record of our common shares.

During the year ended December 31, 2010, we declared a regular quarterly dividend of $0.20 per common share for each quarter. Additionally, on November 4, 2010, the Board declared a special dividend of $ 0.25 per share. Because Swiss law prevented the company from paying a regular dividend until at least two months following the annual shareholder meeting in May 2011, the special dividend provided a distribution to shareholders for the interim period between the effectiveness of the redomestication and the next available regular dividend payment date. At the Annual Shareholder Meeting in May 2011, our shareholders approved the payment of a cash dividend to shareholders in four installments in the form of distributions through par value reductions. During the year ended December 31, 2011, we paid regular dividends of $0.375 per common share in August and October. We also paid a regular dividend of $0.375 on January 6, 2012 to shareholders of record December 23, 2011. The fourth installment of the dividend is anticipated to be paid in April 2012.

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

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our common shares during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — 31, 2011	—	$—	—	$200,872,527
November 1 — 30, 2011	—	—	—	200,872,527
December 1 — 31, 2011	450,000	59.33	450,000	174,172,769

Total	450,000	$59.33	450,000	$174,172,769

(1)	In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions and tender offers or otherwise. We received shareholder approval for the capacity that remained available under this share repurchase program at the time of Holdings’ redomestication to Switzerland.

PERFORMANCE GRAPH

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the five year period beginning on December 31, 2006 and ending on December 31, 2011, assuming $100 was invested on December 31, 2006. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS

(INCLUDES REINVESTMENT OF DIVIDENDS)

Item 6.	Selected Financial Data.

The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in millions, except per share amounts and ratios)
Summary Statement of Operations Data:
Gross premiums written	$1,939.5	$1,758.4	$1,696.3	$1,445.6	$1,505.5

Net premiums written	$1,533.8	$1,392.4	$1,321.1	$1,107.2	$1,153.1

Net premiums earned	$1,457.0	$1,359.5	$1,316.9	$1,117.0	$1,159.9
Net investment income	195.9	244.1	300.7	308.8	297.9
Net realized investment gains (losses)	10.1	285.6	126.4	(60.0)	37.0
Net impairment charges recognized in earnings	—	(0.2)	(49.6)	(212.9)	(44.6)
Other income	101.7	0.9	1.5	0.7	—
Net losses and loss expenses	959.2	707.9	604.1	641.1	682.3
Acquisition costs	167.3	159.5	148.9	112.6	119.0
General and administrative expenses	271.6	286.5	248.6	185.9	141.6
Amortization and impairment of intangible assets	3.0	3.5	11.1	0.7	—
Interest expense	55.0	40.2	39.0	38.7	37.8
Foreign exchange loss (gain)	3.1	0.4	0.7	(1.4)	(0.8)
Income tax expense (benefit)	31.0	26.9	36.6	(7.6)	1.1

Net income	$274.5	$665.0	$606.9	$183.6	$469.2

Per Share Data:
Earnings per share(1) :
Basic	$7.21	$14.30	$12.26	$3.75	$7.84
Diluted	6.92	13.32	11.67	3.59	7.53
Weighted average number of common shares outstanding:
Basic	38,093,351	46,491,279	49,503,438	48,936,912	59,846,987
Diluted	39,667,905	49,913,317	51,992,674	51,147,215	62,331,165
Dividends paid per share	$0.75	$1.05	$0.74	$0.72	$0.63

	Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Ratios:
Loss and loss expense ratio(2)	65.8%	52.1%	45.9%	57.4%	58.8%
Acquisition cost ratio(3)	11.5%	11.7%	11.3%	10.1%	10.3%
General and administrative expense ratio(4)	18.6%	21.1%	18.9%	16.6%	12.2%
Expense ratio(5)	30.1%	32.8%	30.2%	26.7%	22.5%
Combined ratio(6)	95.9%	84.9%	76.1%	84.1%	81.3%

	Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in millions, except per share amounts and ratios)
Summary Balance Sheet Data:
Cash and cash equivalents	$634.0	$757.0	$292.2	$655.8	$202.6
Investments at fair value	7,406.6	7,183.6	7,156.3	6,157.1	6,029.3
Reinsurance recoverable	1,002.9	927.6	920.0	888.3	682.8
Total assets	11,122.2	10,427.6	9,653.2	9,022.5	7,899.1
Reserve for losses and loss expenses	5,225.1	4,879.2	4,761.8	4,576.8	3,919.8
Unearned premium	1,078.4	962.2	928.6	930.4	811.1
Total debt	797.9	797.7	498.9	742.5	498.7
Total shareholders’ equity	3,149.0	3,075.8	3,213.3	2,416.9	2,239.8

(1)	Please refer to Note 14 of the notes to consolidated financial statements for the calculation of basic and diluted earnings per share.

(2)	Calculated by dividing net losses and loss expenses by net premiums earned.

(3)	Calculated by dividing acquisition costs by net premiums earned.

(4)	Calculated by dividing general and administrative expenses by net premiums earned.

(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.

(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of December 31, 2011, we had approximately $11.1 billion of total assets, $3.1 billion of total shareholders’ equity and $3.9 billion of total capital, which includes shareholders’ equity and senior notes.

During the year ended December 31, 2011, we experienced rate increases on property lines that had experienced significant loss activity on a year-to-date basis. We also continued to see rate improvement on our general casualty line of business while rates continued to decline in some of our other casualty lines. We believe these premium rate decreases are generally due to increased competition and excess capacity over the past several years. Despite the challenging pricing environment, we believe that there are opportunities where certain products have adequate premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $181.1 million, or 10.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our net income for the year ended December 31, 2011 decreased by $390.5 million, or 58.7%, to $274.5 million compared to $665.0 million for the year ended December 31, 2010. The decrease in net income for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to lower total return from investments and higher net losses and loss expenses from property catastrophe losses of $171.8 million in the Asia-Pacific region, $53.7 million from the Midwestern U.S. storms, $43.0 million related to the Thailand floods and $23.7 million from Hurricane Irene.

Recent Developments

On September 15, 2011, we reached a mutual agreement with Transatlantic to terminate our previously announced merger agreement. Under the terms of the termination agreement, we received a termination fee of $35.0 million plus a $13.3 million partial reimbursement for merger-related expenses. We received an additional fee of $66.7 million from Transatlantic on November 23, 2011, upon its execution of a merger agreement with Alleghany Corporation.

Financial Highlights

	Year Ended December 31,
	2011	2010	2009
	($ in millions except share and per share data)
Gross premiums written	$1,939.5	$1,758.4	$1,696.3
Net income	274.5	665.0	606.9
Operating income	183.7	397.8	537.7
Basic earnings per share:
Net income	$7.21	$14.30	$12.26
Operating income	$4.82	$8.56	$10.86
Diluted earnings per share:
Net income	$6.92	$13.32	$11.67
Operating income	$4.63	$7.97	$10.34
Weighted average common shares outstanding:
Basic	38,093,351	46,491,279	49,503,438
Diluted	39,667,905	49,913,317	51,992,674
Basic book value per common share	$83.44	$80.75	$64.61
Diluted book value per common share	$80.11	$74.29	$59.56
Annualized return on average equity (ROAE), net income	8.9%	21.9%	22.6%
Annualized ROAE, operating income	6.0%	13.1%	20.0%

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

Operating income & operating income per share

Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss, impairment of intangible assets and other non-recurring items. We exclude net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss and other non-recurring items from our calculation of operating income because these amounts are heavily influenced by and fluctuate in part according to the availability of market opportunities and other factors. We exclude impairment of intangible assets as these are non-recurring charges. We have excluded from our operating income the aggregate $101.7 million termination fee received resulting from our previously announced merger agreement with Transatlantic as this is a non-recurring item. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Year Ended December 31,
	2011	2010	2009
	($ in millions except per share data)
Net income	$274.5	$665.0	$606.9
Add after tax affect of:
Net realized investment gains	(0.2)	(267.7)	(126.4)
Net impairment charges recognized in earnings	—	0.1	49.6
Impairment of intangible assets	—	—	6.9
Other income — termination fee	(93.7)	—	—
Foreign exchange loss	3.1	0.4	0.7

Operating income	$183.7	$397.8	$537.7

Basic per share data:
Net income	$7.21	$14.30	$12.26
Add after tax affect of:
Net realized investment gains	(0.01)	(5.75)	(2.55)
Net impairment charges recognized in earnings	—	—	1.00
Impairment of intangible assets	—	—	0.14
Other income — termination fee	(2.46)
Foreign exchange loss	0.08	0.01	0.01

Operating income	$4.82	$8.56	$10.86

Diluted per share data:
Net income	$6.92	$13.32	$11.67
Add after tax affect of:
Net realized investment gains	(0.01)	(5.36)	(2.43)
Net impairment charges recognized in earnings	—	—	0.96
Impairment of intangible assets	—	—	0.13
Other income — termination fee	(2.36)
Foreign exchange loss	0.08	0.01	0.01

Operating income	$4.63	$7.97	$10.34

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	Year Ended December 31,
	2011	2010	2009
	($ in millions except share and per share data)
Price per share at period end	$62.93	$59.44	$46.07
Total shareholders’ equity	$3,149.0	$3,075.8	$3,213.3
Basic common shares outstanding	37,742,131	38,089,226	49,734,487
Add:
Unvested restricted share units	249,251	571,178	915,432
Performance based equity awards	889,939	1,440,017	1,583,237
Employee purchase plan	11,053	10,576	—
Dilutive options/warrants outstanding	1,525,853	3,272,739	6,805,157
Weighted average exercise price per share	$45.72	$35.98	$34.44
Deduct:
Options bought back via treasury method	(1,108,615)	(1,980,884)	(5,087,405)

Common shares and common share equivalents outstanding	39,309,612	41,402,852	53,950,908
Basic book value per common share	$83.44	$80.75	$64.61
Diluted book value per common share	$80.11	$74.29	$59.56
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

	Year Ended December 31,
	2011	2010	2009
	($ in millions)
Opening shareholders’ equity	$3,075.8	$3,213.3	$2,416.9
Deduct: accumulated other comprehensive income	(57.1)	(149.8)	(105.6)

Adjusted opening shareholders’ equity	$3,018.7	$3,063.5	$2,311.3
Closing shareholders’ equity	$3,149.0	$3,075.8	$3,213.3
Deduct: accumulated other comprehensive income	(14.5)	(57.1)	(149.8)

Adjusted closing shareholders’ equity	$3,134.5	$3,018.7	$3,063.5
Average shareholders’ equity	$3,076.6	$3,041.1	$2,687.3
Net income available to shareholders	$274.5	$665.0	$606.9
Annualized return on average shareholders’ equity — net income available to shareholders	8.9%	21.9%	22.6%

Operating income available to shareholders	$183.7	$397.8	$537.7
Annualized return on average shareholders’ equity — operating income available to shareholders	6.0%	13.1%	20.0%

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management and custodial expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income.

Due to changes in the recognition and presentation of other-than-temporary impairments (“OTTI”) of our available for sale debt securities based on guidance issued by the FASB in April 2009, OTTI, which was previously included in “net realized investment gains or losses”, has been presented separately in the consolidated income statements as “net impairment charges recognized in earnings”. See “-Critical Accounting Policies-Other-Than-Temporary Impairments of Investments” for further discussion of the recognition and presentation of OTTI.

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

Reserve for Losses and Loss Expenses

Reserves for losses and loss expenses by segment as of December 31, 2011, 2010 and 2009 were comprised of the following:

	U.S. Insurance December 31,			International Insurance December 31,			Reinsurance December 31,			Total December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
	($ in millions)
Case reserves	$387.6	$295.3	$268.1	$522.6	$498.3	$570.4	$456.2	$373.0	$313.5	$1,366.4	$1,166.5	$1,152.0
IBNR	1,274.8	1,136.4	985.6	1,726.4	1,728.4	1,786.0	857.5	847.8	838.2	3,858.7	3,712.7	3,609.8

Reserve for losses and loss expenses	1,662.4	1,431.7	1,253.7	2,249.0	2,226.7	2,356.4	1,313.7	1,220.8	1,151.7	5,225.1	4,879.2	4,761.8
Reinsurance recoverables	(438.3)	(396.6)	(351.8)	(564.3)	(531.0)	(566.3)	(0.3)	—	(1.9)	(1,002.9)	(927.6)	(920.0)

Net reserve for losses and loss expenses	$1,224.1	$1,035.1	$901.9	$1,684.7	$1,695.7	$1,790.1	$1,313.4	$1,220.8	$1,149.8	$4,222.2	$3,951.6	$3,841.8

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

During 2011, 2010 and 2009, we adjusted our reliance on actuarial methods utilized for certain casualty lines of business and loss years within our U.S. insurance and international insurance segments from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. We also began adjusting our reliance on actuarial methods utilized for certain other casualty lines of business and loss years within all of our operating segments including the reinsurance segment, by placing greater reliance on the Bornhuetter-Ferguson reported loss method than on the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain casualty lines of business and loss years within each of our operating segments is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient historical experience to utilize other acceptable actuarial methodologies.

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

For shorter tail lines, the primary assumption that changed during both 2011 as compared to 2010 and 2010 as compared to 2009 as it relates to prior year losses was actual paid and reported loss emergence patterns were generally less severe than estimated for each year due to lower frequency and severity of reported losses. As a result of this change, we recognized net favorable prior year reserve development in both 2011 and 2010. However, we did experience significant property insurance and property reinsurance losses, which resulted in us increasing our reserves related to current year losses. Of the $304.8 million of reserve increases for the year ended December 31, 2011 in our property insurance and property reinsurance lines of business for current year losses, $292.2 million was catastrophe related (New Zealand earthquake, Japan earthquake and tsunami, Australian storms, Midwestern U.S. storms, Thailand floods and Hurricane Irene), and $12.6 million related to attritional losses. Of the $121.0 million of reserve increases for the year ended December 31, 2010 in our property insurance and property reinsurance lines of business, $98.3 million was catastrophe related (Chilean and New Zealand earthquakes and the Australian floods), and $22.7 million related to attritional losses. We will continue to evaluate and monitor the development of these losses and the impact it has on our current and future assumptions. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

The selection of the expected loss ratios for the longer tail lines is our most significant assumption. Due to the lengthy reporting pattern of longer tail lines, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our longer tail lines, the primary assumption that changed during both 2011 as compared to 2010 and 2010 as compared to 2009 as it relates to prior year losses was using the Bornhuetter-Ferguson loss development method for certain casualty lines of business and loss years as discussed above. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the expected loss ratio, we recognized net favorable prior year reserve development in 2011, 2010 and 2009. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

Our overall change in the loss reserve estimates related to prior years decreased as a percentage of total carried reserves during 2011. On an opening carried reserve base of $3,951.6 million, after reinsurance recoverable, we had a net decrease of $253.5 million, or 6.4%, during 2011, and for 2010 we had a net decrease of $313.3 million, or 8.2%, on an opening carried reserve base of $3,841.8 million, after reinsurance recoverables. We believe that these changes are reasonable given the long-tail nature of our business.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is a reasonably likely variance in the expected loss ratios for older loss years. As of December 31, 2011 and 2010, we believe reasonably likely variances in our expected loss ratio in percentage points for our loss years are as follows:

	As of December 31,
Loss Year	2011	2010
2004	2.0%	4.0%
2005	4.0%	6.0%
2006	6.0%	8.0%
2007	8.0%	10.0%
2008	10.0%	10.0%
2009	10.0%	10.0%
2010	10.0%	10.0%
2011	10.0%	—

The change in the reasonably likely variance for the 2004 through 2007 loss years in 2011 compared to 2010 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2011 and additional development of losses. The reasonably likely variance of our expected loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was seven percentage points as of December 31, 2011 and 2010. If our final casualty insurance and reinsurance loss ratios vary by seven percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $598.1 million. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide. This would result in either an increase or decrease to income, before income taxes, and total shareholders’ equity of approximately $598.1 million. As of December 31, 2011, this represented approximately 19% of total shareholders’ equity. In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also increase or decrease by approximately $598.1 million after reinsurance recoverable. If our obligations were to increase by $598.1 million, we believe we currently have sufficient cash and investments to meet those obligations. We believe showing the impact of an increase or decrease in the expected loss ratios is useful information despite the fact that we have realized only net favorable prior year loss development each calendar year. We continue to use industry benchmarks to supplement our expected loss ratios, and these industry benchmarks have implicit in them both favorable and unfavorable loss development, which we incorporate into our selection of the expected loss ratios.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2011:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable(1)
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,662.4	$1,342.3	$1,857.5
International insurance	2,249.0	1,696.9	2,527.8
Reinsurance	1,313.7	1,067.7	1,511.2

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable(2)
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,224.1	$984.3	$1,360.2
International insurance	1,684.7	1,262.7	1,899.0
Reinsurance	1,313.4	1,067.4	1,510.4

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,369.0 million and the consolidated high estimate is $5,634.4 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,527.5 million and the consolidated high estimate is $4,556.4 million.

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

Our selection of the actual carried reserves has typically been above the midpoint of the range. As of December 31, 2011, we were 4.5% above the midpoint of the consolidated net loss reserve range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.

Ceded Reinsurance

We cede insurance to reinsurers in order to limit our maximum loss, to protect against concentration of risk within our portfolio and to manage our exposure to catastrophic events. Because the ceding of insurance does not discharge us from our primary obligation to the insureds, we remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements. Therefore, we regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No provision has been made for unrecoverable reinsurance as of December 31, 2011 and 2010 as we believe that all reinsurance balances will be recovered.

When we reinsure a portion of our exposures, we pay reinsurers a portion of premiums received on the reinsured policies. Total premiums ceded pursuant to reinsurance contracts entered into by our company with a variety of reinsurers were $405.8 million, $365.9 million and $375.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table illustrates our gross premiums written and ceded for the years ended December 31, 2011, 2010 and 2009:

	Gross Premiums Written and Premiums Ceded Year Ended December 31,
	2011	2010	2009
	($ in millions)
Gross	$1,939.5	$1,758.4	$1,696.3
Ceded	(405.8)	(365.9)	(375.2)

Net	$1,533.8	$1,392.5	$1,321.1

Ceded as percentage of gross	20.9%	20.8%	22.1%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2011	2010	2009
	($ in millions)
Premiums written ceded	405.8	365.9	375.2
Premiums earned ceded	366.3	365.3	381.2
Losses and loss expenses ceded	214.6	165.8	196.6
Acquisition costs ceded	92.6	81.5	79.6

We had net cash outflows relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $148.3 million, $128.5 million and $116.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net cash outflows in all years are reflective of fewer losses that were recoverable under our reinsurance coverages.

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

The examples below illustrate the types of treaty reinsurance arrangements in force at December 31, 2011:

•

General Property:    We purchased both quota share reinsurance for our general property business written in our U.S. insurance and international insurance segments, as well as excess-of-loss cover providing protection for specified classes of catastrophe. We have also purchased a limited amount of facultative reinsurance, which provides cover for specified general property policies.

•

General Casualty:    We have purchased variable quota share reinsurance for our general casualty business since December 2002. At year-end 2011, the percentage ceded varied by both location of writing office and by limits reinsured, with a significantly larger cession being effective for policies above $25 million in limits. We also have excess-of-loss cover in place for general casualty business written in our Asian branch offices.

•

Professional Liability:    For professional liability policies, our reinsurance varied by writing office and by policy type. Professional liability policies written in our Bermuda, European and U.S. offices were quota-

share reinsured with cession percentages dependent upon location. Additionally, the professional liability policies written in the United States, as well as those originating within our Asian branch offices were reinsured on an excess-of-loss basis.

•

Healthcare:    We purchased quota share and excess-of-loss reinsurance protection for our healthcare line of business written by our Bermuda and U.S. offices, respectively. As is the case with general casualty and professional liability, our healthcare business originating in Asia is under an excess-of-loss reinsurance arrangement.

The following table illustrates our reinsurance recoverable as of December 31, 2011 and 2010:

	Reinsurance Recoverable as of December 31,
	2011	2010
	($ in millions)
Ceded case reserves	$196.5	$206.2
Ceded IBNR reserves	806.4	721.4

Reinsurance recoverable	$1,002.9	$927.6

As noted above, we remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” As of December 31, 2011, approximately 98% of ceded case reserves and 99% of our ceded IBNR were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves.

The following table shows our reinsurance recoverables by operating segment as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	($ in millions)
U.S. insurance	$438.3	$396.6
International insurance	564.3	531.0
Reinsurance	0.3	—

Total reinsurance recoverable	$1,002.9	$927.6

Historically, our reinsurance recoverables related primarily to our property lines of business, which being short tail in nature, are not subject to the same variations as our casualty lines of business. However, during 2011 and 2010 we have increased the amount of reinsurance we utilize for our casualty lines of business in the U.S. insurance and international insurance segments; and as such, the reinsurance recoverables from our casualty lines of business have increased over the past several years. As the reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves, if our final casualty insurance ceded loss ratios vary by eight percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $134.6 million. This would result in either an increase or decrease to income before income taxes and shareholders’ equity of approximately $134.6 million. As of December 31, 2011, this amount represented approximately 4% of total shareholders’ equity.

Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of a policy. For certain types of business written by us, notably reinsurance, premium income may not be known at the contract inception date. In the case of quota share reinsurance assumed by us, the underwriter makes an estimate of premium income at inception as the premium income is typically derived as a percentage of the underlying policies written by the cedents. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly and any adjustments are recorded in the period in which they become known. As of December 31, 2011, our changes in premium estimates have been adjustments ranging from approximately negative 6% for the 2009 treaty year to approximately 22% for the 2005 treaty year. Applying this range to our 2011 quota share reinsurance treaties, our gross premiums written in the reinsurance segment could decrease by approximately $13.9 million or increase by approximately $47.7 million over the next three years. Given the recent trend of downward adjustments on premium estimates, we believe a reasonably likely change in our premium estimate would be the midpoint of the 6% and 22%, or 8%, for a change of $16.9 million. There would also be a related increase in loss and loss expenses and acquisition costs due to the increase in gross premiums written. It is reasonably likely as our historical experience develops that we may have fewer or smaller adjustments to our estimated premiums, and therefore could have changes in premium estimates lower than the range historically experienced. Total premiums estimated on quota share reinsurance contracts for the years ended December 31, 2011, 2010 and 2009 represented approximately 11%, 13% and 12%, respectively, of total gross premiums written.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.

Fair Value of Financial Instruments

In accordance with U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and other invested assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2011 and what level within the U.S. GAAP fair value hierarchy the valuation technique resides.

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

Corporate debt:    Comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The fair values of corporate bonds that pay a floating rate coupon are priced using the spread above the London Interbank Offered Rate yield curve and the fair values of corporate bonds that are long term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Mortgage-backed:    Principally comprised of residential and commercial mortgages originated by both U.S. government agencies (such as the Federal National Mortgage Association) and non-U.S. government agency originators. The fair values of mortgage-backed securities originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine the appropriate average life of mortgage-backed securities. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the mortgage-backed securities are broker-dealer quotes and we are not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 fair value hierarchy.

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

Other invested assets:    Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the net asset value of the funds as reported by the fund manager, which we believe is an unobservable input, and as such, the fair values of the funds are included in the Level 3 fair value hierarchy.

Senior notes:    The fair value of the senior notes is based on trades as reported in Bloomberg. As of December 31, 2011, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in Note 9 of the notes to consolidated financial statements) were traded at 114.3% and 100.4% of their principal amount, providing an effective yield of 4.0% and 5.4%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2011:

Pricing Sources	Fair Value of Fixed Maturity Investments as of December 31, 2011 ($ in millions)	Percentage of Total Fixed Maturity Investments	Fair Value Hierarchy Level
Barclays indices	$4,044.1	62.2%	1 and 2
Interactive Data Pricing	996.5	15.3	2
Reuters pricing service	458.8	7.1	2
Broker-dealer quotes	343.9	5.3	3
Merrill Lynch indices	160.0	2.5	2
International indices	115.4	1.8	2
Other sources	380.0	5.8	2

	$6,498.7	100.0%

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2010:

Pricing Sources	Fair Value of Fixed Maturity Investments as of December 31, 2010 ($ in millions)	Percentage of Total Fixed Maturity Investments	Fair Value Hierarchy Level
Barclays indices	$4,684.6	70.3%	1 and 2
Interactive Data Pricing	997.7	15.0	2
Reuters pricing service	252.8	3.8	2
Broker-dealer quotes	221.3	3.3	3
Merrill Lynch indices	166.9	2.5	2
International indices	68.6	1.0	2
Other sources	269.1	4.1	2

	$6,661.0	100.0%

Barclays indices:    We use Barclays indices to price our U.S. government, U.S. government agencies, corporate debt, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Barclays indices use in determining its prices which include among others, treasury yields, new issuance and secondary trades, information provided by broker-dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. For U.S. government securities, traders that act as market makers are the primary source of pricing; as such, for U.S. government securities we believe the Barclays indices reflect quoted prices (unadjusted) for identical securities in active markets.

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

We utilize independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, we obtained two or more prices per security as of December 31, 2011. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker quotes, we also obtain prices from our investment portfolio managers and other sources (e.g., another pricing vendor), and compare the prices obtained from the independent pricing sources to those obtained from our investment portfolio managers and other sources. We investigate any material differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2011.

There have been no material changes to any of our valuation techniques from those used as of December 31, 2010. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

Other-Than-Temporary Impairment of Investments

Effective April 1, 2009, we are required to recognize OTTI in the consolidated income statements if we intend to sell the debt security or if it is more likely than not we will be required to sell a debt security before the recovery of its amortized cost basis. In addition, we are required to recognize OTTI if the present value of the expected cash flows of a debt security is less than the amortized cost basis of the debt security (“credit loss”).

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

Following the Company’s review of the securities in the investment portfolio during the year ended December 31, 2011, no securities were considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. During the year ended December 31, 2010, we had one mortgage-backed security that was considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $0.2 million of OTTI was recognized through earnings due to credit related losses.

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

Goodwill and Other Intangible Asset Impairment Valuation

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets, other than goodwill, consist of renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States. The following is a summary of our goodwill and other intangible assets as of December 31, 2011 and 2010:

Source of Goodwill or Intangible Asset	Year Acquired	Finite or Indefinite	Estimated Useful Life	Carrying Value December 31, 2011	Carrying Value December 31, 2010
					(In millions)
Insurance licenses(1)	2002	Indefinite	N/A	$3.9	$3.9
Insurance licenses(2)	2008	Indefinite	N/A	12.0	12.0
Goodwill(2)	2008	Indefinite	N/A	3.9	3.9
Distribution Network(3)	2008	Finite	15 years	30.0	32.5
Internally developed computer software(3)	2008	Finite	3 years	0.0	0.4
Insurance licenses(3)	2008	Indefinite	N/A	8.0	8.0
Goodwill(3)	2008	Indefinite	N/A	264.5	264.5

Total goodwill and other intangible assets				$322.3	$325.2

(1)	Related to the acquisition of Allied World National Assurance Company and Allied World Assurance Company (U.S.) Inc.

(2)	Related to the acquisition of Finial Insurance Company

(3)	Related to the acquisition of Darwin

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

As a result of our evaluation, we determined that there was no impairment to the carrying value of our intangible assets with finite lives for the year ended December 31, 2011.

For indefinite lived intangible assets we do not amortize the intangible asset but test these intangible assets for impairment by comparing the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. The factors we consider to determine if an impairment exists are similar to factors noted above. As a result of our evaluation, we determined that there was no impairment to the carrying value of our indefinite lived intangible assets for the year ended December 31, 2011.

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

During 2011, we performed the first step of the goodwill impairment testing on the goodwill. We use both market based and non-market based valuations. Our market based valuations are based on market multiples of book value and earnings. Our non-market based valuations are based on the present value of estimated future cash flows. Our overall point estimate is a weighted average of these valuations. Based on our analysis, the point estimate fair value of the U.S. insurance segment reporting unit was in excess of its carrying value by approximately 14%. As a result, we concluded there was no implied goodwill impairment, and therefore, no step two goodwill impairment testing was required.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2011	2010	2009
		($ in millions)
Gross premiums written	$1,939.5	$1,758.4	$1,696.3

Net premiums written	$1,533.8	$1,392.4	$1,321.1

Net premiums earned	1,457.0	1,359.5	1,316.9
Net investment income	195.9	244.1	300.7
Net realized investment gains	10.1	285.6	126.4
Net impairment charges recognized in earnings	—	(0.2)	(49.6)
Other income	101.7	0.9	1.5

	$1,764.7	$1,889.9	$1,695.9

Net losses and loss expenses	959.2	707.9	604.1
Acquisition costs	167.3	159.5	148.9
General and administrative expenses	271.6	286.5	248.6
Amortization and impairment of intangibleassets	3.0	3.5	11.1
Interest expense	55.0	40.2	39.0
Foreign exchange loss	3.1	0.4	0.7

	$1,459.2	$1,198.0	$1,052.4

Income before income taxes	$305.5	$691.9	$643.5
Income tax expense	31.0	26.9	36.6

Net income	$274.5	$665.0	$606.9

Ratios
Loss and loss expense ratio	65.8%	52.1%	45.9%
Acquisition cost ratio	11.5%	11.7%	11.3%
General and administrative expense ratio	18.6%	21.1%	18.9%
Expense ratio	30.1%	32.8%	30.2%
Combined ratio	95.9%	84.9%	76.1%

Comparison of Years Ended December 31, 2011 and 2010

Premiums

Gross premiums written increased by $181.1 million, or 10.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The overall increase in gross premiums written was primarily the result of the following:

•	Gross premiums written in our U.S. insurance segment increased by $109.3 million, or 15.0%. The increase in gross premiums written was primarily due to increased new business, including from new products, for the year ended December 31, 2011 compared to the year ended December 31, 2010. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•

Gross premiums written in our international insurance segment increased by $25.5 million, or 5.1%, due to increased premiums in our general property and healthcare lines and new business including new products. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition.

•

Gross premiums written in our reinsurance segment increased by $46.3 million, or 8.8%. The increase in gross premiums written was primarily due to increased new business, including gross premiums written by our new global marine and specialty division and the continued build-out of our international platform, particularly in Asia. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).

The table below illustrates our gross premiums written by geographic location for the years ended December 31, 2011 and 2010.

	Year Ended December 31,		Dollar Change	Percentage Change
	2011	2010
	($ in millions)
United States	$1,080.1	$993.5	$86.6	8.7%
Bermuda	565.8	545.6	20.2	3.7
Europe	210.4	193.0	17.4	9.0
Singapore	68.4	17.0	51.4	302.4
Hong Kong	14.8	9.3	5.5	59.1

	$1,939.5	$1,758.4	$181.1	10.3%

Net premiums written increased by $141.4 million, or 10.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in net premiums written was primarily due to the increase in gross premiums written. During the twelve months ended December 31, 2011, premiums ceded were reduced by $12.4 million due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions. A “swing-rated” reinsurance contract links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. It enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers, but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded IBNR by $11.5 million in accordance with the terms of the contracts. During the twelve months ended December 31, 2010, net premiums written included a $9.3 million reduction in premiums ceded for the commutation of certain variable-rated reinsurance contracts.

The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.9% of gross premiums written for the year ended December 31, 2011 compared to 20.8% for the year ended December 31, 2010.

Net premiums earned increased by $97.5 million, or 7.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of higher net premiums earned for the U.S. insurance and reinsurance segments. This is driven by increased net premiums written in the current and prior periods, as well as the impact of the commutation of the swing-rated reinsurance contracts, which are fully earned.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,
	2011	2010	2011	2010
U.S. insurance	43.2%	41.5%	40.1%	38.1%
International insurance	27.4%	28.7%	21.8%	24.9%
Reinsurance	29.4%	29.8%	38.1%	37.0%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $48.2 million, or 19.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to equity securities and other invested assets which contribute to our total return but carry little or no current yield. We increased our equity and other invested assets by $385.3 million between December 31, 2011 and December 31, 2010. The annualized period book yield of the investment portfolio for the years ended December 31, 2011 and 2010 was 2.5% and 3.3%, respectively. Since we believe that there could be a rise in interest rates in 2012, there remains a risk of loss in the value of the company’s fixed income portfolio. We have reduced our investment duration in 2011 to mitigate this risk. Investment management expenses of $14.2 million and $11.7 million were incurred during the years ended December 31, 2011 and 2010, respectively. The increase in investment management expenses was due to the increase in the size of our investment portfolio as well as expenses from higher expense asset classes (equities).

As of December 31, 2011, approximately 92.6% of our fixed income investments consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s, with an average duration of approximately 1.9 years as of December 31, 2011. The average duration of the investment portfolio was 2.7 years as of December 31, 2010.

Realized Investment Gains/Losses and Net Impairment Charges Recognized in Earnings

During the year ended December 31, 2011, we recognized $10.1 million in net realized investment gains compared to net realized investment gains of $285.6 million during the year ended December 31, 2010. During the year ended December 31, 2011, we did not recognize any net impairment charges compared to $0.2 million in net impairment charges recognized in earnings during the year ended December 31, 2010. Net realized investment gains of $10.1 million for the year ended December 31, 2011 were comprised of the following:

•	Net realized investment gains of $32.7 million primarily from the sale of fixed maturity securities due to the rebalancing of our portfolio.

•

Net realized investment losses of $22.6 million primarily related to the mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities.

Mark-to-Market Adjustments for the Year Ended December 31, 2011
($ in millions)
Fixed maturity investments accounted for as trading securities	$8.1
Other invested assets and equity securities	4.5
Interest rate futures and foreign exchange forwards	5.9
Put options	4.1

Total	$22.6

Net realized investment gains of $285.6 million for the year ended December 31, 2010 were comprised of the following:

•	Net realized investment gains of $217.7 million from the sale of securities.

•	Net realized investment gains of $71.9 million related to the mark-to-market adjustments of our other invested assets and fixed maturity investments that are accounted for as trading securities.

•	Net realized investment loss of $0.4 million related to a U.S. Treasury yield hedge transaction that terminated in June 2010.

Other Income

The other income of $101.7 million for the year ended December 31, 2011 represented a termination fee from our previously announced merger agreement with Transatlantic.

The other income of $0.9 million for the year ended December 31, 2010 represents fee income from our program administrator operations and wholesale brokerage operations. We sold these operations during the year ended December 31, 2010.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $251.3 million, or 35.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in net losses and loss expenses was due to lower prior year net favorable reserve development and higher catastrophe loss activity in the current period totaling $292.2 million, which included estimated net losses and loss expenses incurred of $96.5 million for the Tohoku earthquake and tsunami, $58.6 million for the New Zealand earthquake, $53.7 million for the Midwestern U.S. storms, $43.0 million related to the Thailand floods, $23.7 million for Hurricane Irene and $16.7 million for the Australian storms. During the year ended December 31, 2010, we incurred $98.4 million of catastrophe-related losses, of which $66.8 million was from the Chilean earthquake, $17.0 million from the New Zealand earthquake and $14.6 million from the Australian floods.

We recorded net favorable reserve development related to prior years of $253.5 million and $313.3 million during the years ended December 31, 2011 and 2010, respectively. The following table shows the net favorable reserve development of $253.5 million by loss year for each of our segments for the year ended December 31, 2011. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
U.S. insurance	$(0.4)	$(2.9)	$(4.6)	$(20.5)	$19.1	$(7.6)	$(4.7)	$(7.2)	$5.6	$(23.2)
International insurance	0.8	4.1	(6.7)	(33.3)	(45.3)	(40.5)	(14.6)	(10.1)	27.1	(118.5)
Reinsurance	(0.4)	(2.5)	(10.9)	(35.6)	(16.0)	(20.7)	(2.3)	(10.8)	(12.6)	(111.8)

	$—	$(1.3)	$(22.2)	$(89.4)	$(42.2)	$(68.8)	$(21.6)	$(28.1)	$20.1	$(253.5)

The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our U.S. insurance segment for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion. The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field service risk.

The following table shows the favorable reserve development of $313.3 million by loss year for each of our segments for the year ended December 31, 2010. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

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

The loss and loss expense ratio for the year ended December 31, 2011 was 65.8% compared to 52.1% for the year ended December 31, 2010. Net favorable reserve development recognized in the year ended December 31, 2011 and the impact of the commutation adjustment to ceded IBNR decreased the loss and loss expense ratio by 17.5 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 83.3%. Net favorable reserve development recognized in the year ended December 31, 2010 and the impact of the commutation adjustment to ceded IBNR reduced the loss and loss expense ratio by 23.1 percentage points. Thus, the loss and loss expense ratio related to that loss year was 75.2%. The increase in the loss and loss expense ratio for the current loss year was primarily due to $292.2 million of losses from global catastrophes during the year ended December 31, 2011, which contributed 20.1 points to the current loss year’s loss and loss expense ratio. In comparison, $164.6 million of large individual losses, including catastrophes, contributed 12.1 points to the loss and loss expense ratio for the twelve months ended December 31, 2010.

The following table shows the components of the increase in net losses and loss expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	Year Ended December 31,		Dollar Change
	2011	2010
	($ in millions)
Net losses paid	$684.8	$596.7	$88.1
Net change in reported case reserves	213.3	76.2	137.1
Net change in IBNR	61.1	35.0	26.1

Net losses and loss expenses	$959.2	$707.9	$251.3

The increase in net losses paid for the year ended December 31, 2011 was due to higher paid losses in our U.S. insurance and reinsurance segments as a result of continued growth in these segments, combined with higher current period property catastrophe paid losses. The increase in reported case reserves was primarily due to higher case reserves in each of our operating segments. The increase in IBNR was due to higher IBNR in our international insurance segment as a result of lower net favorable reserve development.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2011	2010
Net reserves for losses and loss expenses, January 1	$3,951.6	$3,841.8
Incurred related to:
Commutation of variable-rated reinsurance contracts	11.5	8.9
Current period non-catastrophe	909.0	913.9
Current period property catastrophe	292.2	98.4
Prior period non-catastrophe	(239.2)	(300.0)
Prior period property catastrophe	(14.3)	(13.3)

Total incurred	$959.2	$707.9
Paid related to:
Current period non-catastrophe	72.1	61.0
Current period property catastrophe	70.1	37.6
Prior period non-catastrophe	516.2	475.3
Prior period property catastrophe	26.4	22.8

Total paid	$684.8	$596.7
Foreign exchange revaluation	(3.8)	(1.4)

Net reserve for losses and loss expenses, December 31	4,222.2	3,951.6
Losses and loss expenses recoverable	1,002.9	927.6

Reserve for losses and loss expenses, December 31	$5,225.1	$4,879.2

Acquisition Costs

Acquisition costs increased by $7.8 million, or 4.9%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in acquisition costs was primarily due to the increase in net premiums earned in our U.S. insurance segment and reinsurance segment. Acquisition costs as a percentage of net premiums earned were 11.5% for the year ended December 31, 2011 compared to 11.7% for the same period in 2010.

General and Administrative Expenses

General and administrative expenses decreased by $14.9 million, or 5.2%, for the year ended December 31, 2011 compared to the same period in 2010. The decrease in general and administrative expenses was primarily due to the following:

•	A decrease of $5.9 million in incentive-based compensation due to higher loss activity during the year ended December 31, 2011.

•

A decrease of $7.0 million in stock related compensation due to a decrease in overall awards granted during the year ended December 31, 2011, in addition to a one-time increase of $4.3 million during the year ended December 31, 2010 to recognize expected performance above the target level for our performance-based awards granted in 2009.

•

During the year ended December 31, 2010 we incurred a one-time 1% capital stamp duty of $1.6 million related to a capital contribution of $160.0 million from Allied World Bermuda to Allied World Switzerland.

Our general and administrative expense ratio was 18.6% for the year ended December 31, 2011, which was lower than the 21.1% for the year ended December 31, 2010. The decrease was primarily due to the factors discussed above in addition to the increase in net premiums earned.

Our expense ratio was 30.1% for the year ended December 31, 2011 compared to 32.8% for the year ended December 31, 2010 primarily due to a decrease in the general and administrative expense ratio.

Amortization and Impairment of Intangible Assets

The amortization and impairment of intangible assets decreased $0.5 million, or 14.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was due to the non-compete covenants related to the acquisition of Darwin being fully amortized during 2010. No impairments were recognized during the year ended December 31, 2011.

Interest Expense

Interest expense increased $14.8 million, or 36.8%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of additional interest expense on our 5.5% senior notes that were issued by Allied World Bermuda in November 2010.

Income Tax Expense

Tax expense increased $4.1 million, or 15.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in tax expense is primarily due to higher taxable income for our Swiss holding company of approximately $90.6 million partially offset by lower taxable income for our U.S. operations of approximately $12.9 million. In addition, 2010 included a $5.0 million loss for tax purposes on the sale of our program administrator and wholesale brokerage operation which caused a reduction in tax expense in 2010 of $1.7 million. Our consolidated effective tax rates for the years ended December 31, 2011 and 2010 were 10.1% and 3.9%, respectively.

Net Income

Net income for the year ended December 31, 2011 was $274.5 million compared to $665.0 million for the year ended December 31, 2010. The decrease was primarily the result of lower net realized investment gains, higher net loss and loss expenses, and lower net investment income. Net income for the year ended December 31, 2011 included a net foreign exchange loss of $3.1 million compared to $0.4 million for the year ended December 31, 2010.

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

The table below illustrates our gross premiums written by geographic location for the years ended December 31, 2010 and 2009.

	Year Ended December 31,		Dollar Change	Percentage Change
	2010	2009
	($ in millions)
United States	$993.5	$929.9	$63.6	6.8%
Bermuda	545.6	574.4	(28.8)	(5.0)
Europe	193.0	186.5	6.5	3.5
Hong Kong	9.3	5.5	3.8	69.1
Singapore	17.0	—	17.0	n/a *

	$1,758.4	$1,696.3	$62.1	3.7%

*	n/a: not applicable

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

Net Investment Income

Net investment income decreased by $56.6 million, or 18.8%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was due to a combination of lower accretion of book value to par value for our fixed maturity investments, lower yields on our fixed maturity investments and an increased allocation to other invested assets, which contribute to our total return but carry no current yield. We increased our other invested assets by $162.9 million between December 31, 2010 and December 31, 2009. In response to new OTTI guidance issued by the FASB in April 2009, we increased the book value of our fixed maturity investments for any non-credit OTTI previously recognized, which resulted in higher book values and lower future accretions. Please see Note 2(e) of the notes to the consolidated financial statements regarding the change in OTTI policy. The annualized period book yield of the investment portfolio for the year ended December 31, 2010 and 2009 was 3.3% and 4.2%, respectively. The decrease in book yield was due to the overall market interest rate environment being at historically low levels during most of 2010. The decrease in the book yield was also due to increased investment turnover as a result of more active management of the investment portfolio given interest rate and spread volatility. The higher sales and purchases of investment securities resulted in us recognizing $217.7 million of net realized investment gains for the year ended December 31, 2010 and the proceeds being re-invested at lower yield levels. Investment management expenses of $11.7 million and $9.0 million were incurred during the year ended December 31, 2010 and 2009, respectively. The increase in investment management expenses was due to the increase in the size of our investment portfolio, the addition of a new portfolio manager and additional fees paid to investment advisors for higher cost investment strategies.

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

•

Net realized investment gains of $71.9 million primarily related to the mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities. We expect the mark-to-market adjustments on our fixed maturity investments that are accounted for as trading securities to increase as we continue to increase the balance of these securities. From December 31, 2009 to December 31, 2010, we have increased the balance of fixed maturity investments accounted for as trading by $3.3 billion, or 126.7%, from $2.5 billion as of December 31, 2009 to $5.8 billion as of December 31, 2010. Contributing to the increase was the reclassification of all of our mortgage-backed and asset-backed securities from available for sale to trading on July 1, 2010 as part of the adoption of ASU 2010-11.

Mark-to-Market Adjustments for the Year Ended December 31, 2010
($ in millions)
Fixed maturity investments accounted for as trading securities	$42.2
Other invested assets and equity securities	29.7

Total	$71.9

•	Net realized investment loss of $4.0 million related to a U.S. Treasury yield hedge transaction we purchased in May 2010 and terminated in June 2010.

Net realized investment gains of $126.4 million for the year ended December 31, 2009 were comprised of the following:

•

Net realized investment gains of $94.5 million from the sale of securities, primarily due to the sale of fixed maturity bonds partially offset by a realized loss of $21.9 million due to the sale of our global high-yield bond fund.

•	Net realized investment gains of $31.9 million related to the mark-to-market adjustments of our other invested assets and fixed maturity investments that are accounted for as trading securities.

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

	Year Ended December 31,		Dollar Change
	2010	2009
	($ in millions)
Net losses paid	$596.7	$458.2	$138.5
Net change in reported case reserves	76.2	76.0	0.2
Net change in IBNR	35.0	69.9	(34.9)

Net losses and loss expenses	$707.9	$604.1	$103.8

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

•

Increased stock-related compensation of $8.5 million, which included a one-time increase of $4.3 million for performance-based awards granted under the Company’s equity plans in 2009 to recognize expected performance above the target level. For all performance-based awards, we initially recognize the stock compensation expense at 100% of the fair market value of our common shares on the date of grant and reassess, at least annually, the projected growth in book value to determine whether an adjustment to the initial estimate of the expense should be made. During the year ended December 31, 2010, we have accrued 150% of the fair market value of Allied World Switzerland’s common shares awarded, as we believe it is probable that we will achieve the maximum performance criteria when these performance-based awards vest at the end of 2011. For additional information on our performance-based awards, see Note 13 “Employee Benefit Plans” in our notes to the consolidated financial statements.

•

A one-time increase of $12.5 million in professional fees during the year ended December 31, 2010 primarily related to the establishment and operation of Syndicate 2232 and our efforts to effect our redomestication to Switzerland.

•

Also related to our redomestication to Switzerland, we incurred a 1% capital stamp duty of $1.6 million related to a capital contribution of $160.0 million from Allied World Bermuda to Allied World Switzerland, which was a one-time expense.

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

Income Tax Expense

Tax expense decreased $9.7 million, or 26.5%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Overall our tax expense is driven by our U.S. operations, which represents the largest taxable operation of the company. The decrease in tax expense is primarily due to lower taxable income for our U.S. operations of approximately $19.5 million, which resulted in approximately $6.9 million lower tax expense during the year ended December 31, 2010 compared to the year ended December 31, 2009. The lower tax expense was also caused by a $5.0 million loss for tax purposes on the sale of our program administrator and wholesale brokerage operation during 2010 which caused a reduction of tax expense in 2010 of $1.7 million. Our consolidated effective tax rates for the years ended December 31, 2010 and 2009 were 3.9% and 5.7%, respectively. The decrease in the effective tax rate was due to the factors discussed above.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	($ in millions)
Revenues
Gross premiums written	$838.6	$729.3	$674.8
Net premiums written	639.2	551.1	493.1
Net premiums earned	584.3	518.4	447.5
Other income	—	0.9	1.5
Expenses
Net losses and loss expenses	387.1	297.5	211.4
Acquisition costs	75.0	67.8	58.1
General and administrative expenses	124.4	128.5	115.8
Underwriting (loss) income	(2.2)	25.5	63.7
Ratios
Loss and loss expense ratio	66.2%	57.4%	47.2%
Acquisition cost ratio	12.8%	13.1%	13.0%
General and administrative expense ratio	21.3%	24.8%	25.9%
Expense ratio	34.1%	37.9%	38.9%
Combined ratio	100.3%	95.3%	86.1%

Comparison of Years Ended December 31, 2011 and 2010

Premiums.    Gross premiums written increased by $109.3 million, or 15.0%, for the year ended December 31, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to new business from existing products, $55.1 million in premiums from new products, specifically in our general casualty, environmental and inland marine lines of business and rate increases in our general property and general casualty lines of business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), rate reductions in our other lines of business and increased competition.

The table below illustrates our gross premiums written by line of business for the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2011	2010
	($ in millions)
Professional liability	$235.4	$211.1	$24.3	11.5%
General casualty	205.3	145.7	59.6	40.9
Healthcare	201.7	179.8	21.9	12.2
Programs	87.1	105.6	(18.5)	(17.5)
General property	78.5	73.7	4.8	6.5
Other*	30.6	13.4	17.2	128.4

	$838.6	$729.3	$109.3	15.0%

*	Includes our inland marine and environmental lines of business

Net premiums written increased by $88.1 million, or 16.0%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in net premiums written was primarily due to higher gross premiums written and the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions, which reduced premiums ceded by $12.4 million. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded losses by $11.5 million in accordance with the terms of the contracts. The net impact of the commutation was a net gain of $0.9 million. For the year ended December 31, 2010, the commutation of certain variable-rated reinsurance contracts reduced premiums ceded by $9.3 million. Overall, we ceded 23.8% of gross premiums written for the year ended December 31, 2011 compared to 24.4% for the year ended December 31, 2010. The decrease in the cession percentage was primarily due to the reduction of premiums ceded related to the commutation of the swing-rated reinsurance contracts. Excluding the impact of the commutation, we ceded 25.3% and 25.7% of gross premiums written during the years ended December 31, 2011 and 2010, respectively.

Net premiums earned increased $65.9 million, or 12.7%, resulting from the growth of our U.S. insurance operations during 2010 and 2011. Additionally, the commutation of swing-rated reinsurance contracts during the year ended December 31, 2011 added $12.4 million to net premiums earned compared to $9.3 million during the year ended December 31, 2010.

Net losses and loss expenses.    Net losses and loss expenses increased by $89.6 million, or 30.1%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in net losses and loss expenses was primarily due to the growth of the U.S. insurance operations, lower prior year net favorable reserve development and unfavorable prior year reserve development in the 2006 loss year related to directors and officers claims within our professional liability line of business concerning a class action suit filed against a number of private equity firms alleging collusion. We recognized estimated losses from catastrophes of $8.3 million, which included $3.8 million developing from the Midwestern U.S. storms earlier in the year and $4.5 million from Hurricane Irene during the year ended December 31, 2011.

Overall, our U.S. insurance segment recorded net favorable reserve development of $23.2 million during the year ended December 31, 2011 compared to net favorable reserve development of $68.5 million for the year ended December 31, 2010 as shown in the tables below. The $23.2 million of net favorable reserve development excludes the impact of the commutation of the swing-rated reinsurance contracts of $11.5 million discussed above and the $68.5 million of net favorable reserve development for the year ended December 31, 2010 excludes the impact of the commutation of the swing-rated reinsurance contracts of $8.9 million. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General casualty	$—	$(0.9)	$(1.5)	$(17.4)	$(2.9)	$2.5	$(1.9)	$(0.9)	$0.5	$(22.5)
Healthcare	(0.4)	(1.8)	(2.7)	—	(1.4)	0.1	(0.9)	0.3	(2.6)	(9.4)
General property	—	—	(0.1)	(0.4)	0.1	(1.1)	(0.3)	(1.0)	(1.2)	(4.0)
Programs	—	—	—	(0.2)	(0.1)	(2.1)	(0.8)	0.8	1.8	(0.6)
Professional liability	—	(0.2)	(0.3)	(2.5)	23.4	(7.0)	(0.8)	(6.4)	7.1	13.3

	$(0.4)	$(2.9)	$(4.6)	$(20.5)	$19.1	$(7.6)	$(4.7)	$(7.2)	$5.6	$(23.2)

	Loss Reserve Development by Loss Year
	for the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
				($ in millions)
General casualty	$(1.4)	$(1.4)	$(2.6)	$(6.6)	$(1.4)	$(1.7)	$(1.5)	$(3.2)	$(19.8)
Healthcare	(0.2)	(1.6)	(21.9)	(7.3)	—	(0.6)	3.2	—	(28.4)
General property	—	—	(0.8)	(10.5)	(3.6)	(1.8)	(1.9)	5.6	(13.0)
Programs	—	—	—	(0.1)	(0.1)	1.6	—	(1.1)	0.3
Professional liability	—	(0.2)	(0.3)	(1.8)	(0.2)	0.9	(2.3)	(3.7)	(7.6)

	$(1.6)	$(3.2)	$(25.6)	$(26.3)	$(5.3)	$(1.6)	$(2.5)	$(2.4)	$(68.5)

The loss and loss expense ratio for the year ended December 31, 2011 was 66.2% compared to 57.4% for the year ended December 31, 2010. Net favorable reserve development recognized and the impact of the commutation adjustment to ceded IBNR in the year ended December 31, 2011 decreased the loss and loss expense ratio by 3.8 percentage points. Thus, the loss and loss expense ratio for the current loss year was 70.0%, which includes $8.3 million in losses from catastrophes. In comparison, net favorable reserve development recognized and the impact of the commutation adjustment to ceded IBNR in the year ended December 31, 2010 decreased the loss and loss expense ratio by 13.2 percentage points. Thus, the loss and loss expense ratio for that loss year was 70.6% which included a $12.0 million net loss on a Connecticut power plant explosion.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2011	2010
Net reserves for losses and loss expenses, January 1	$1,035.1	$901.9
Incurred related to:
Commutation of variable-rated reinsurance contracts	11.5	8.9
Current period non-catastrophe	390.5	357.1
Current period catastrophe	8.3	—
Prior period non-catastrophe	(22.0)	(68.8)
Prior period catastrophe	(1.2)	0.3

Total incurred	$387.1	$297.5
Paid related to:
Current period non-catastrophe	37.3	22.2
Current period catastrophe	2.9	—
Prior period non-catastrophe	157.5	137.0
Prior period catastrophe	0.4	5.1

Total paid	$198.1	$164.3

Net reserve for losses and loss expenses, December 31	1,224.1	1,035.1
Losses and loss expenses recoverable	438.3	396.6

Reserve for losses and loss expenses, December 31	$1,662.4	$1,431.7

Acquisition costs.    Acquisition costs increased by $7.2 million or 10.6% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio decreased slightly to 12.8% for the year ended December 31, 2011 from 13.1% for the same period in 2010.

General and administrative expenses.    General and administrative expenses decreased by $4.1 million, or 3.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in general and administrative expenses was primarily due to a decrease in performance based incentive compensation expenses. The decrease in the general and administrative expense ratio from 24.8% for the year ended December 31, 2010 to 21.3% for the same period in 2011 was primarily caused by increased net premiums earned and the decrease in expenses as discussed above.

Comparison of Years Ended December 31, 2010 and 2009

Premiums.    Gross premiums written increased by $54.5 million, or 8.1%, for the year ended December 31, 2010 compared to the same period in 2009. The increase in gross premiums written was primarily due to increases to our underwriting staff and a higher volume of gross premiums written from new products in our general casualty and other lines of business where we believe attractive underwriting opportunities exist. In addition, we experienced rate increases within our general casualty and general property lines of business. These increases were partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and increased competition, particularly for public directors and officers liability products in our professional liability line of business.

The table below illustrates our gross premiums written by line of business for the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2010	2009
	($ in millions)
Professional liability	$211.1	$202.0	$9.1	4.5%
Healthcare	179.8	177.7	2.1	1.2
General casualty	145.7	122.0	23.7	19.4
Programs	105.6	101.5	4.1	4.0
General property	73.7	71.5	2.2	3.1
Other	13.4	0.1	13.3	n/m *

	$729.3	$674.8	$54.5	8.1%

*	n/m: not meaningful

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

	Loss Reserve Development by Loss Year
	for the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General casualty	$(1.4)	$(1.4)	$(2.6)	$(6.6)	$(1.4)	$(1.7)	$(1.5)	$(3.2)	$(19.8)
Healthcare	(0.2)	(1.6)	(21.9)	(7.3)	—	(0.6)	3.2	—	(28.4)
General property	—	—	(0.8)	(10.5)	(3.6)	(1.8)	(1.9)	5.6	(13.0)
Programs	—	—	—	(0.1)	(0.1)	1.6	—	(1.1)	0.3
Professional liability	—	(0.2)	(0.3)	(1.8)	(0.2)	0.9	(2.3)	(3.7)	(7.6)

	$(1.6)	$(3.2)	$(25.6)	$(26.3)	$(5.3)	$(1.6)	$(2.5)	$(2.4)	$(68.5)

	Loss Reserve Development by Loss Year
	for the Year Ended December 31, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
General casualty	$(3.7)	$(19.7)	$(17.8)	$1.2	$3.7	$1.2	$13.4	$(21.7)
Healthcare	(1.4)	(0.5)	(10.5)	(11.5)	(6.0)	(2.6)	(8.1)	(40.6)
General property	(1.6)	(2.0)	(3.6)	(4.5)	(1.5)	(0.4)	7.0	(6.6)
Programs	—	—	—	(0.7)	(2.5)	(0.9)	(6.5)	(10.6)
Professional liability	—	(0.1)	(4.4)	(4.1)	7.8	8.4	1.5	9.1

	$(6.7)	$(22.3)	$(36.3)	$(19.6)	$1.5	$5.7	$7.3	$(70.4)

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

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	($ in millions)
Revenues
Gross premiums written	$530.4	$504.9	$555.9
Net premiums written	325.1	319.1	362.9
Net premiums earned	317.0	338.8	413.2
Expenses
Net losses and loss expenses	206.6	160.2	158.1
Acquisition costs	(2.8)	(0.5)	2.7
General and administrative expenses	84.3	94.2	84.4
Underwriting income	28.9	84.9	168.0
Ratios
Loss and loss expense ratio	65.2%	47.3%	38.3%
Acquisition cost ratio	(0.9)%	(0.1)%	0.7%
General and administrative expense ratio	26.6%	27.8%	20.4%
Expense ratio	25.7%	27.7%	21.1%
Combined ratio	90.9%	75.0%	59.4%

Comparison of Years Ended December 31, 2011 and 2010

Premiums.    Gross premiums written increased by $25.5 million, or 5.1%, for the year ended December 31, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily a result of new business, including $12.5 million from new products, specifically related to our trade credit line of business and small to mid-sized enterprise (“SME”) insurance products. In addition, we increased premiums in our healthcare line of business and experienced rate increases within our general property line of business. This growth was partially offset by the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) including the non-renewal of one general property policy that was previously written during the year ended December 31, 2010 for $5.1 million and the non-renewal of several policies totaling $15.7 million in our general casualty line of business.

The table below illustrates our gross premiums written by line of business for the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2011	2010
	($ in millions)
Professional liability*	$164.4	$160.7	$3.7	2.3%
General property	159.4	150.7	8.7	5.8
General casualty	127.2	132.3	(5.1)	(3.9)
Healthcare	68.1	59.3	8.8	14.8
Other**	11.3	1.9	9.4	n/m

	$530.4	$504.9	$25.5	5.1%

*	Includes our SME line of business

**	Includes our trade credit line of business

Net premiums written increased $6.0 million, or 1.9%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Net premiums written increased at a lower percentage than gross premiums written due to an increase in ceded premiums written on our professional lines treaty as well as the establishment of a trade credit treaty. We ceded to reinsurers 38.7% of gross premiums written for the year ended December 31, 2011 compared to 36.8% for the year ended December 31, 2010. The increase is primarily due to increased cessions on our general casualty and professional liability lines of business.

Net premiums earned decreased $21.8 million, or 6.4%, primarily due to lower net premiums written during 2010.

Net losses and loss expenses.    Net losses and loss expenses increased by $46.4 million, or 29.0%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in net losses and loss expenses was primarily due to higher loss activity in the current period and lower net favorable reserve development recognized. Catastrophe loss activity recognized during the year ended December 31, 2011 included net losses and loss expenses of $45.0 million related to the Tohoku earthquake and tsunami, $17.7 million related to the storms in the Midwestern United States, $12.7 million related to the New Zealand earthquake, $22.8 million related to the Thailand floods, $8.0 million related to Hurricane Irene and $1.4 million related to the Australian storms.

Overall, our international insurance segment recorded net favorable reserve development of $118.5 million during the year ended December 31, 2011 compared to net favorable reserve development of $180.6 million for the year ended December 31, 2010, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General property	$—	$(0.1)	$(1.6)	$(2.7)	$(0.7)	$(1.1)	$(28.9)	$(17.5)	$4.6	$(48.0)
General casualty	(1.0)	(4.2)	2.8	(16.0)	(16.0)	(14.1)	(7.3)	7.2	22.5	(26.1)
Healthcare	(0.2)	(0.1)	(1.8)	(2.0)	(9.7)	(10.5)	—	0.2	—	(24.1)
Professional liability	2.0	8.5	(6.1)	(12.6)	(18.9)	(14.8)	21.6	—	—	(20.3)

	$0.8	$4.1	$(6.7)	$(33.3)	$(45.3)	$(40.5)	$(14.6)	$(10.1)	$27.1	$(118.5)

The unfavorable reserve development in our professional liability segment for the 2008 loss year related primarily to a greater reliance on the Bornhuetter-Ferguson reported loss method than on the expected loss ratio method. The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field service risk.

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General property	$—	$(0.1)	$—	$(6.0)	$(6.4)	$(12.8)	$(34.4)	$(0.3)	$(60.0)
General casualty	5.1	(2.3)	(15.3)	(29.8)	(7.6)	(6.5)	11.3	7.8	(37.3)
Healthcare	(0.3)	(1.5)	(2.2)	(9.9)	(22.5)	—	—	—	(36.4)
Professional liability	2.0	(2.8)	(4.1)	(41.8)	(0.2)	—	—	—	(46.9)

	$6.8	$(6.7)	$(21.6)	$(87.5)	$(36.7)	$(19.3)	$(23.1)	$7.5	$(180.6)

The loss and loss expense ratio for the year ended December 31, 2011 was 65.2%, compared to 47.3% for the year ended December 31, 2010. The net favorable reserve development recognized during the year ended December 31, 2011 decreased the loss and loss expense ratio by 37.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 102.6%. Comparatively, the net favorable reserve development recognized during the year ended December 31, 2010 decreased the loss and loss expense ratio by 53.3 percentage points. Thus, the loss and loss expense ratio related to that loss year was 100.6%. The increase in the loss and loss expense ratio for the current loss year was primarily due to net incurred catastrophe losses of $107.6 million which occurred during the year ended December 31, 2011 and contributed 33.9 percentage points to the current year’s loss and loss expense ratio compared to $112.3 million of large individual losses during the year ended December 31, 2010 which contributed 33.1 percentage points to the prior year’s loss and loss expense ratio.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2011	2010
Net reserves for losses and loss expenses, January 1	$1,695.7	$1,790.1
Incurred related to:
Current period non-catastrophe	217.5	276.7
Current period catastrophe	107.6	64.1
Prior period non-catastrophe	(110.0)	(168.5)
Prior period catastrophe	(8.5)	(12.1)

Total incurred	$206.6	$160.2
Paid related to:
Current period non-catastrophe	8.1	22.0
Current period catastrophe	18.0	36.5
Prior period non-catastrophe	173.4	181.7
Prior period catastrophe	14.3	13.0

Total paid	$213.8	$253.2
Foreign exchange revaluation	(3.8)	(1.4)

Net reserve for losses and loss expenses, December 31	1,684.7	1,695.7
Losses and loss expenses recoverable	564.3	531.0

Reserve for losses and loss expenses, December 31	$2,249.0	$2,226.7

Acquisition costs.    Acquisition costs decreased $2.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio decreased from negative 0.1% for the year ended December 31, 2010 to negative 0.9% for the year ended December 31, 2011.

General and administrative expenses.    General and administrative expenses decreased $9.9 million, or 10.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in general and administrative expenses was primarily due to a decrease in incentive-based compensation due to higher loss activity as well as a decrease in staffing and related salaries and benefits. The year ended December 31, 2010 included one-time expenses in professional fees related to the establishment of Syndicate 2232 and our efforts to effect our redomestication to Switzerland. These decreases were offset by an increase in fees for a full year of operating our Lloyd’s Syndicate 2232 of $4.4 million in 2011 versus six months of operation in 2010. The general and administrative expense ratios for the years ended December 31, 2011 and 2010 were 26.6% and 27.8%, respectively, due to lower general and administrative expenses.

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

The table below illustrates our gross premiums written by line of business for the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2010	2009
	($ in millions)
Professional liability	$160.7	$180.6	$(19.9)	(11.0)%
General property	150.7	171.7	(21.0)	(12.2)
General casualty	134.2	147.1	(12.9)	(8.8)
Healthcare	59.3	56.5	2.8	5.0

	$504.9	$555.9	$(51.0)	(9.2)%

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

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General property	$—	$(0.1)	$—	$(6.0)	$(6.4)	$(12.8)	$(34.4)	$(0.3)	$(60.0)
General casualty	5.1	(2.3)	(15.3)	(29.8)	(7.6)	(6.5)	11.3	7.8	(37.3)
Healthcare	(0.3)	(1.5)	(2.2)	(9.9)	(22.5)	—	—	—	(36.4)
Professional liability	2.0	(2.8)	(4.1)	(41.8)	(0.2)	—	—	—	(46.9)

	$6.8	$(6.7)	$(21.6)	$(87.5)	$(36.7)	$(19.3)	$(23.1)	$7.5	$(180.6)

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
General property	$(0.3)	$(1.4)	$(3.9)	$(3.5)	$(7.4)	$(8.6)	$14.2	$(10.9)
General casualty	(5.0)	(18.0)	(30.1)	(3.0)	18.7	0.1	7.6	(29.7)
Healthcare	(0.5)	(1.0)	(6.3)	(21.7)	—	—	—	(29.5)
Professional liability	—	1.7	(20.8)	(50.5)	—	—	0.2	(69.4)

	$(5.8)	$(18.7)	$(61.1)	$(78.7)	$11.3	$(8.5)	$22.0	$(139.5)

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

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	($ in millions)
Revenues
Gross premiums written	$570.5	$524.2	$465.6
Net premiums written	569.5	522.3	465.2
Net premiums earned	555.7	502.3	456.2
Expenses
Net losses and loss expenses	365.5	250.2	234.6
Acquisition costs	95.1	92.1	88.0
General and administrative expenses	62.9	63.8	48.4
Underwriting income	32.2	96.2	85.2
Ratios
Loss and loss expense ratio	65.8%	49.8%	51.4%
Acquisition cost ratio	17.1%	18.3%	19.3%
General and administrative expense ratio	11.3%	12.7%	10.6%
Expense ratio	28.4%	31.0%	29.9%
Combined ratio	94.2%	80.8%	81.3%

Comparison of Years Ended December 31, 2011 and 2010

Premiums.    Gross premiums written increased by $46.3 million, or 8.8%, for the year ended December 31, 2011 compared to the same period in 2010. The increase in gross premiums written was primarily due to increased writings in our international reinsurance lines of business with the continuing build out of our London and Singapore offices, including business written through Syndicate 2232, as well as $25.4 million of new business from our new global marine and specialty division. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions). In addition, the increase in gross premiums written was partially offset by a two year treaty we wrote in our general casualty reinsurance line of business for $31.4 million in the year ended December 31, 2010.

The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2011	2010
	($ in millions)
Bermuda	$204.7	$210.1	$(5.4)	(2.6)%
United States	241.6	264.2	(22.6)	(8.6)
Singapore	66.6	16.6	50.0	301.2
Europe	57.6	33.3	24.3	73.0

	$570.5	$524.2	$46.3	8.8%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2011	2010
	($ in millions)
International reinsurance	$153.2	$109.0	$44.2	40.6%
Property reinsurance	153.1	133.8	19.3	14.4
General casualty reinsurance*	142.8	174.6	(31.8)	(18.2)
Specialty reinsurance**	64.2	28.8	35.4	122.9
Professional liability reinsurance	57.2	78.0	(20.8)	(26.7)

	$570.5	$524.2	$46.3	8.8%

*	Includes our facultative reinsurance line of business

**	Includes our workers compensation catastrophe reinsurance and accident and health reinsurance

Net premiums written increased by $47.2 million, or 9.0%, consistent with the increase in gross premiums written. Net premiums earned increased $53.4 million, or 10.6%. Premiums related to our reinsurance business generally earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis earn ratably over the term of the reinsurance contract.

Net losses and loss expenses.    Net losses and loss expenses increased by $115.3 million, or 46.1%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in net losses and loss expenses was due to loss activity incurred from the Tohoku earthquake and tsunami of $51.5 million, $45.9 million from the New Zealand earthquake, $32.2 million related to the Midwestern U.S. storms, $20.2 million related to the Thailand floods, $11.2 million related to Hurricane Irene and $15.3 million related to the Australian storms compared to $26.6 million from a number of earthquakes and other weather related events during the year ended December 31, 2010. The increase in losses and loss expenses from catastrophe losses was partially offset by greater net favorable reserve development during the year ended December 31, 2011.

Overall, our reinsurance segment recorded net favorable reserve development of $111.8 million and $64.2 million during the years ended December 31, 2011 and 2010, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
					($ in millions)
Professional liability reinsurance	$(0.1)	$(0.8)	$(3.6)	$(9.7)	$(12.9)	$(7.1)	$(1.2)	$(0.2)	$—	$(35.6)
International reinsurance	—	(0.2)	(4.2)	(10.9)	(0.2)	(2.8)	(0.3)	(3.5)	(10.8)	(32.9)
General casualty reinsurance	(0.1)	(0.9)	(1.8)	(12.4)	(1.5)	(7.9)	(0.6)	—	2.9	(22.3)
Specialty reinsurance	—	—	(0.2)	—	—	(0.8)	(0.2)	(5.7)	(4.1)	(11.0)
Property reinsurance	(0.2)	(0.6)	(1.1)	(2.6)	(1.4)	(2.1)	—	(1.4)	(0.6)	(10.0)

	$(0.4)	$(2.5)	$(10.9)	$(35.6)	$(16.0)	$(20.7)	$(2.3)	$(10.8)	$(12.6)	$(111.8)

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability reinsurance	$(0.3)	$(0.5)	$(5.4)	$(10.3)	$(9.0)	$(1.3)	$(0.7)	$—	$(27.5)
International reinsurance	(0.1)	(0.3)	(0.7)	(1.5)	(0.4)	0.2	5.7	1.2	4.1
General casualty reinsurance	(0.1)	0.4	(2.3)	(17.7)	(2.6)	(1.5)	(0.3)	—	(24.1)
Specialty reinsurance	—	—	(0.6)	(0.1)	—	(1.2)	(2.7)	—	(4.6)
Property reinsurance	(0.3)	(0.7)	(0.9)	(3.4)	(0.4)	—	1.1	(7.5)	(12.1)

	$(0.8)	$(1.1)	$(9.9)	$(33.0)	$(12.4)	$(3.8)	$3.1	$(6.3)	$(64.2)

The loss and loss expense ratio for the year ended December 31, 2011 was 65.8%, compared to 49.8% for the year ended December 31, 2010. Net favorable reserve development recognized during the year ended December 31, 2010 reduced the loss and loss expense ratio by 20.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 85.9%. In comparison, net favorable reserve development recognized in the year ended December 31, 2010 reduced the loss and loss expense ratio by 12.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 62.6%. The increase in the loss and loss expense ratio for the current loss year was primarily due to the $176.3 million of global catastrophe losses discussed above, which contributed 31.7 percentage points to the loss and loss expense ratio for the year ended December 31, 2011. Earthquakes and other weather related events discussed above during the year ended December 31, 2010 contributed $26.6 million or 5.3 percentage points to the prior year’s loss and loss expense ratio.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2011	2010
Net reserves for losses and loss expenses, January 1	$1,220.8	$1,149.8
Incurred related to:
Current period non-catastrophe	301.0	280.1
Current period property catastrophe	176.3	34.3
Prior period non-catastrophe	(107.2)	(62.7)
Prior period property catastrophe	(4.6)	(1.5)

Total incurred	$365.5	$250.2
Paid related to:
Current period non-catastrophe	26.7	16.8
Current period property catastrophe	49.2	1.0
Prior period non-catastrophe	185.3	156.7
Prior period property catastrophe	11.7	4.7

Total paid	$272.9	$179.2

Net reserve for losses and loss expenses, December 31	1,313.4	1,220.8
Losses and loss expenses recoverable	0.3	—

Reserve for losses and loss expenses, December 31	$1,313.7	$1,220.8

Acquisition costs.    Acquisition costs increased by $3.0 million, or 3.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily a result of higher net premiums earned partially offset by a decrease in profit commissions due to loss activity. The acquisition cost ratio was 17.1% for the year ended December 31, 2011, slightly lower than the 18.3% for the year ended December 31, 2010. The decrease in the acquisition cost ratio is due to more business written on an excess-of-loss basis, which typically carries a lower acquisition cost ratio than quota share business.

General and administrative expenses.    General and administrative expenses decreased $0.9 million, or 1.4%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in general and administrative expenses was primarily due to a decrease in performance based incentive compensation expenses partially offset by additional professional fees related to the operation of the Lloyd’s Syndicate which was operational for only six months in the prior year. The general and administrative expense ratios for the years ended December 31, 2011 and 2010 were 11.3% and 12.7%, respectively, due to lower general and administrative expenses and higher net premiums earned.

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

The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2010	2009
	($ in millions)
Bermuda	$210.1	$192.3	$17.8	9.3%
United States	264.2	255.1	9.1	3.6
Europe	33.3	18.2	15.1	83.0%
Singapore	16.6	—	16.6	n/a

	$524.2	$465.6	$58.6	12.6%

The table below illustrates our gross premiums written by line of business for the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2010	2009
	($ in millions)
General casualty reinsurance	$160.2	$138.5	$21.7	15.7%
Property reinsurance	133.8	100.5	33.3	33.1
International reinsurance	109.0	84.2	24.8	29.5
Professional liability reinsurance	78.0	102.8	(24.8)	(24.1)
Specialty reinsurance	28.8	23.5	5.3	22.6
Facultative reinsurance	14.4	16.1	(1.7)	(10.6)

	524.2	465.6	58.6	12.6%

The specialty reinsurance line of business includes the workers compensation catastrophe reinsurance and accident and health reinsurance.

Net premiums written increased by $57.1 million, or 12.3%, which is consistent with the increase in gross premiums written. Net premiums earned increased $46.1 million, or 10.1% due to earnings on prior writings.

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

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability reinsurance	$(0.3)	$(0.5)	$(5.4)	$(10.3)	$(9.0)	$(1.3)	$(0.7)	$—	$(27.5)
International reinsurance	(0.1)	(0.3)	(0.7)	(1.5)	(0.4)	0.2	5.7	1.2	4.1
General casualty reinsurance	(0.1)	0.4	(2.3)	(17.7)	(2.6)	(1.5)	(0.3)	—	(24.1)
Specialty reinsurance	—	—	(0.6)	(0.1)	—	(1.2)	(2.7)	—	4.6)
Property reinsurance	(0.3)	(0.7)	(0.9)	(3.4)	(0.4)	—	1.1	(7.5)	(12.1)

	$(0.8)	$(1.1)	$(9.9)	$(33.0)	$(12.4)	$(3.8)	$3.1	$(6.3)	$(64.2)

	Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2009
	2002	2003	2004	2005	2006	2007	2008	Total
	($ in millions)
Professional liability reinsurance	$(3.1)	$(6.8)	$(13.2)	$(1.5)	$(0.1)	$8.1	$3.5	$(13.1)
International reinsurance	(0.2)	(0.6)	1.1	(0.1)	—	4.6	3.2	8.0
General casualty reinsurance	(0.6)	(9.1)	(7.7)	(7.1)	(0.9)	—	—	(25.4)
Specialty reinsurance	—	—	(0.9)	1.2	—	—	—	0.3
Property reinsurance	(0.1)	0.2	—	3.3	—	(7.6)	(3.7)	(7.9)

	$(4.0)	$(16.3)	$(20.7)	$(4.2)	$(1.0)	$5.1	$3.0	$(38.1)

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

Liquidity and Capital Resources

General

Our operating subsidiaries depend upon cash inflows from premium receipts, net of commissions, investment income, and proceeds from sales and redemptions of investments. Cash outflows are in the form of claims payments, reinsurance premium payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company.

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. We expect that annual positive cash flows from operating activities will be sufficient to cover claims payments. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, or liquidate a portion of our high quality and liquid investment portfolio in order to meet our short term liquidity needs. As discussed in Item 1 “Business,” our total investments and cash totaled $8.1 billion at December 31, 2011, the main components of which were investment grade fixed income securities and cash and cash equivalents.

As of December 31, 2011 and December 31, 2010, our shareholders’ equity was $3.1 billion.

On November 26, 2010, we received approval from the Supreme Court of Bermuda to change the place of incorporation of our ultimate parent company from Bermuda to Switzerland, and on December 1, 2010 we completed our redomestication to Switzerland. Our ultimate parent company is now Holdings and Allied World Bermuda is a wholly owned subsidiary of Holdings.

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

Capital Activities

In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases under the authorization may be effected from time to time through open market purchases, privately negotiated transactions, and tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. During the year ended December 31, 2011, we repurchased through open market purchases 1,419,163 shares at a total cost of $86.7 million, for an average price of $61.09 per share. We have classified the repurchased shares as “treasury shares, at cost” on the consolidated balance sheets.

In November 2010, Allied World Bermuda issued $300 million senior notes due in 2020. The senior notes bear interest at an annual rate of 5.50% per year and were priced to yield 5.56%. Interest on the senior notes is payable semi-annually on May 15 and November 15 of each year commencing on May 15, 2011. The net proceeds from the offering of the senior notes were and will be used for general corporate purposes, including the repurchase of the company’s outstanding common shares. The senior notes are the company’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. We may redeem the senior notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the senior notes to be redeemed or a make-whole price, plus accrued and unpaid interest. The senior notes include covenants and events of default that are usual and customary, but do not contain any financial covenants. In addition, these senior notes as well as the 7.50% senior notes issued in 2006 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.

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

The payment of dividends from Holdings’ Bermuda domiciled operating subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Reinsurance Company, Darwin National Assurance Company, Darwin Select Insurance Company and Vantapro Specialty Insurance Company are subject to restrictions on statutory surplus pursuant to the respective states in which these insurance companies are domiciled. Each state requires prior regulatory approval of any payment of extraordinary dividends. In addition, Allied World Assurance Company, AG is subject to Swiss financial and regulatory restrictions limiting its ability to declare and pay dividends and Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are subject to regulatory restrictions limiting their ability to declare and pay any dividends without the consent of the Central Bank of Ireland. We also have branch operations in Canada, Hong Kong and Singapore, which have regulatory restrictions limiting the ability to declare and pay dividends. We also have insurance subsidiaries that are the parent company for other insurance subsidiaries, which means that dividends and other distributions will be subject to multiple layers of regulations in order to dividend funds to Holdings. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on Holdings’ cash requirements and our ability to make principal, interest and dividend payments on the senior notes and common shares.

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

We entered into an $800 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders that will terminate on November 27, 2012. The Credit Facility consists of a $400 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200 million, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of consolidated indebtedness to total capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant under the Unsecured Facility to maintain a certain consolidated net worth. In addition, each material insurance subsidiary must maintain a financial strength rating from A.M. Best Company of at least A- under the Unsecured Facility and of at least B++ under the Secured Facility. As of December 31, 2011 we had a consolidated indebtedness to total capitalization of 0.21 to 1.0 and all of our subsidiaries had a financial strength rating from A.M. Best of A. The Unsecured Facility required a minimum net worth as of December 31, 2011 of $1.4 billion and our net worth as calculated according to the Unsecured Facility was $3.1 billion as of December 31, 2011. Based on the results of these financial calculations, we were in compliance with all covenants under the Credit Facility as of December 31, 2011.

In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of our Lloyd’s Syndicate 2232. As of December 31, 2011, the amount of the letter of credit was £59.0 million ($90.9 million).

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

The following shows our trust accounts on deposit, as well as outstanding and remaining letter of credit facilities and the collateral committed to support the letter of credit facilities:

	As of December 31, 2011	As of December 31, 2010
	($ in millions)
Total trust accounts on deposit	$2,029.1	$1,657.4
Total letter of credit facilities:
Citibank Europe plc	900.0	900.0
Credit Facility	800.0	800.0

Total letters of credit facilities	1,700.0	1,700.0

Total letter of credit facilities outstanding:
Citibank Europe plc	675.6	689.8
Credit Facility	141.4	159.0

Total letter of credit facilities outstanding	817.0	848.8

Total letter of credit facilities remaining:
Citibank Europe plc	224.4	210.2
Credit Facility(1)	658.6	641.0

Total letter of credit facilities remaining	883.0	851.2

Collateral committed to support the letter of credit facilities	$1,044.2	$1,121.3

(1)	Net of any borrowing or repayments under the Unsecured Facility.

As of December 31, 2011, we had a combined unused letters of credit capacity of $883.0 million from the Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

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

Cash flows from operations for the year ended December 31, 2011 were $548.1 million compared to $451.3 million for the year ended December 31, 2010 and $668.2 million for the year ended December 31, 2009. The increase in cash flows from operations was impacted by increased premium writings in the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in cash flows from operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to an increase in net paid losses of $138.5 million and an increase in insurance balances receivable primarily related to a funds held balance of $73.9 million for a property catastrophe reinsurance treaty entered into in 2010. The funds held balance can be used by the cedent to pay claims, if any. Any balance remaining after the expiry of the reinsurance treaty is returned to us.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired. We had cash flows used in investing activities of $509.1 million for the year ended December 31, 2011, $500.1 million of cash flows provided by investing activities for the year ended December 31, 2010 and $582.6 million of cash flows used in investing activities of for the year ended December 31, 2009. The increase in cash flows used in investing activities for the year ended December 31, 2011 reflects additional investment of our operating cash flow. The cash flows provided by investing activities for the year ended December 31, 2010 compared to net cash used in investment activities for the year ended December 31, 2009 was primarily due to the turnover of the investment portfolio during 2010 in order to manage the overall market interest rate exposure and moving securities to our new portfolio manager.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance or repurchase of common shares or debt and the payment of dividends or the repayment of debt. Cash flows used in financing activities were $162.1 million for the year ended December 31, 2011 compared to net cash used in financing activities of $486.1 million and $450.0 million for the year ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2011 we paid dividends of $28.6 million, repurchased $86.7 million of our common shares and repurchased $53.6 million in warrants. During the year ended December 31, 2010, we paid dividends of $47.7 million, repurchased $674.7 million of our common shares, which included the repurchase of all the common shares owned by Goldman Sachs, and repurchased $70.0 million in warrants to purchase our common shares from Chubb and Goldman Sachs. The reduction in share repurchases was impacted by the previously pending merger agreement with Transatlantic. During 2010, we issued 5.50% Senior Notes for net proceeds of $298.6 million, which we used for share repurchases and other general corporate purposes.

In addition to our quarterly dividends declared and paid during 2010, the Board of Directors declared a special dividend of $0.25 per common share related to the redomestication. Under Swiss law, we were not able to pay a dividend until two months after our annual meeting. This special dividend provided a dividend to shareholders for the interim period. This special dividend was paid on November 26, 2010 to shareholders of record on November 15, 2010.

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2011 and 2010, 92.6% and 96.2%, respectively, of our fixed income portfolio consisted of investment grade securities. As of December 31, 2011 and December 31, 2010, net accumulated unrealized gains on our available for sale fixed maturity investments were $14.5 million and $57.1 million, respectively. The decrease in net unrealized gains resulted from the sale of certain available for sale securities during the year ended December 31, 2011 and reinvesting the proceeds in fixed maturity investments where mark-to-market changes are reflected in the consolidated income statement. The maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2011 and December 31, 2010 was as follows:

	As of December 31, 2011	As of December 31, 2010
	($ in millions)
Due in one year or less	$661.6	$249.3
Due after one year through five years	2,686.1	3,119.9
Due after five years through ten years	725.5	867.9
Due after ten years	94.2	122.9
Mortgage-backed	1,818.1	1,751.9
Asset-backed	513.2	549.0

Total	$6,498.7	$6,660.9

We have investments in various other invested assets, the market value of which was $540.4 million as of December 31, 2011. Each of these funds has redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(d) “Investments — Other Invested Assets” to our consolidated financial statements for additional details on our other invested assets.

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

For additional information on our financial strength ratings refer to Our Financial Strength Ratings in Item 1 “Business”.

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

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2011:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Contractual Obligations
Senior notes (including interest)	$1,136.0	$54.0	$108.0	$608.0	$366.0
Operating lease obligations	94.0	12.9	24.2	19.2	37.7
Investment commitments outstanding	245.9	—	27.0	42.5	176.4
Darwin LTIP	3.4	3.4	—	—	—
Gross reserve for losses and loss expenses*	5,225.1	1,098.1	1,343.3	793.2	1,990.5

Total	$6,704.4	$1,168.4	$1,502.5	$1,462.9	$2,570.6

*	Our unpaid losses and loss expenses represent our best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2011, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from our current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.

The investment commitments outstanding represent unfunded commitments related to our other invested assets.

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

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2011 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “ — Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

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

The changes in market values as a result of changes in interest rates is determined by calculating hypothetical December 31, 2011 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,282.4	$7,278.0	$7,264.8	$7,215.3	$7,147.2	$7,075.2	$6,924.6
Market value change from base	67.1	62.7	49.5	0.0	(68.1)	(140.1)	(290.7)
Change in unrealized appreciation/(depreciation)	0.9%	0.9%	0.7%	0.0%	(0.9)%	(1.9)%	(4.0)%

The changes in market values as a result of changes in credit spreads are determined by calculating hypothetical December 31, 2011 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,644.4	$5,527.7	$5,469.4	$5,411.1	$5,352.7	$5,294.4	$5,177.8
Market value change from base	233.3	116.6	58.3	0.0	(58.4)	(116.7)	(233.3)
Change in unrealized appreciation/(depreciation)	4.3%	2.2%	1.1%	0.0%	(1.1)%	(2.2)%	(4.3)%

In addition to credit spread risk, our portfolio is also exposed to risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of December 31, 2011 we held assets totaling $6.5 billion of fixed income securities. Of those assets, approximately 7.4% were rated below investment grade (Ba1/BB+ or lower) with the remaining 92.6% rated in the investment grade category. The average credit quality of the investment grade portfolios was AA- by S&P.

As of December 31, 2011, we held $2,431.4 million, or 29.9%, of our total investments and cash and cash equivalents in corporate bonds, $1,179.4 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of A+ by Standards & Poor’s.

As of December 31, 2011, we held $1,818.1 million, or 22.5%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities (14.6%), non-agency residential mortgage-backed securities (3.8%) and non-agency commercial mortgage-backed securities (4.1%). The agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost, and extension risk when payments occur slower than expected. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.

We held $331.4 million of non-agency commercial mortgage backed securities. These securities are subject to the risk of non-payment due to increased levels of delinquencies, defaults and losses on commercial loans which cumulatively create shortfalls beyond the level of subordination in our specific securities. As of December 31, 2011, 9.5% of our non-agency commercial mortgage backed securities were rated below Aaa/AAA.

Additionally as of December 31, 2011, we held $120.3 million in non-agency residential mortgage backed securities and $182.5 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,818.1 million referenced in the preceding paragraph. As of December 31, 2011, the average credit rating of the non-agency residential mortgage backed securities was A+. As of December 31, 2011, 91.4% of the high yield non-agency residential mortgage-backed securities were rated below investment grade, and the average credit rating was CCC by S&P.

As of December 31, 2011, we held investments in other invested assets with a fair value of $540.4 million. Investments in these funds may involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

During 2011, concerns about sovereign and corporate credits throughout the European Monetary Zone became elevated. As of December 31, 2011, our direct exposure to European credit across all of Europe was $806.8 million and is included within “fixed maturity investments available for sale, at fair value”, “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. Of that approximately $231.3 million was invested in debt issued or guaranteed by European nations, $17.5 million was invested in structured products in the United Kingdom and $558.0 million was invested in debt and equity securities of European corporations (not guaranteed by a sovereign nation) as outlined in the table below. As of December 31, 2011, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	Total Exposure by European Country
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Belgium	$21.2	$—	$13.3	$34.5
Denmark	34.8	—	—	34.8
France	—	—	51.0	51.0
Germany	71.8	—	19.4	91.2
Italy	—	—	1.6	1.6
Luxembourg	—	—	9.9	9.9
Netherlands	63.3	—	51.5	114.8
Norway	—	—	79.2	79.2
Russia	—	—	17.0	17.0
Spain	—	—	22.0	22.0
Sweden	—	—	37.2	37.2
Switzerland	10.9	—	53.2	64.1
United Kingdom	29.3	17.5	202.7	249.5

Total Exposure	$231.3	$17.5	$558.0	$806.8

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

As of December 31, 2011 and 2010, 3.1% and 1.7%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the year ended December 31, 2011 and 2010, approximately 12% and 11%, respectively was written in currencies other than the U.S. dollar. The increase in the amount of gross premiums written in currencies other than the U.S. dollar is due to the increased business written by our international offices.

Our foreign exchange (loss) gain for the years ended December 31, 2011, 2010 and 2009 is set forth in the chart below.

	Year Ended December 31,
	2011	2010	2009
	($ in millions)
Realized exchange (loss) gain	$(0.8)	$(2.0)	$5.9
Unrealized exchange (loss) gain	(2.3)	1.6	(6.6)

Foreign exchange loss	$(3.1)	$(0.4)	$(0.7)

Item 8.	Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-62 and S-1 through S-5 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief

Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche Ltd., an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Allied World Assurance Company Holdings, AG

Zug, Switzerland

We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules, and included an explanatory paragraph regarding the Company’s required adoption, as of April 1, 2009 of new FASB guidance in relation to its method of accounting for other-than-temporary impairments of debt securities.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 29, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Zug, Switzerland on February 29, 2012.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

By:	/s/ Scott A. Carmilani
Name: Scott A. Carmilani
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Carmilani Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 29, 2012

/s/ Joan H. Dillard Joan H. Dillard	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ Barbara T. Alexander Barbara T. Alexander	Director	February 29, 2012

/s/ James F. Duffy James F. Duffy	Director	February 29, 2012

Bart Friedman	Vice Chairman of the Board

/s/ Scott Hunter Scott Hunter	Director	February 29, 2012

Mark R. Patterson	Director

/s/ Patrick de Saint-Aignan Patrick de Saint-Aignan	Director	February 29, 2012

/s/ Samuel J. Weinhoff Samuel J. Weinhoff	Director	February 29, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated
3.2(2)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated
4.1(3)	Specimen Common Share Certificate
4.2(4)	Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016
4.3(4)	First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016
4.4(5)	Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016
4.5(4)	Form of 7.50% Senior Note (Included as part of Exhibit 4.3)
4.6(6)	Senior Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020
4.7(6)	First Supplemental Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020
4.8(5)	Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as Trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020
4.9(6)	Form of 5.50% Senior Note (Included as part of Exhibit 4.7)
10.1(7)	Insurance Letters of Credit-Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc
10.2(7)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc
10.3(7)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A
10.4(8)	Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon, with respect to the types of securities that may be pledged under the letter of credit facility with Citibank Europe plc
10.5(9)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Unsecured Senior Revolving Credit Facility
10.6(9)	Credit Agreement, dated as of November 27, 2007, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, fronting bank and letter of credit agent under the Senior Secured Letter of Credit Facility

Exhibit Number	Description
10.7(9)	Pledge and Security Agreement, dated as of November 27, 2007, by and between Allied World Assurance Company, Ltd, as pledgor, and Wachovia Bank, National Association, as administrative agent
10.8(9)	Account Control Agreement, dated November 27, 2007, by and among Allied World Assurance Company, Ltd, as pledgor, Mellon Bank, N.A., as custodian, and Wachovia Bank, National Association, as administrative agent
10.9(10)	First Amendment to Credit Agreement, dated as of February 25, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto and Wachovia Bank, National Association, as administrative agent and fronting bank under the Unsecured Senior Revolving Credit Facility
10.10(11)	First Amendment to Credit Agreement, dated as of February 25, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto and Wachovia Bank, National Association, as administrative agent and fronting bank under the Senior Secured Letter of Credit Facility
10.11(11)	Second Amendment to Credit Agreement, dated as of November 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, and Wells Fargo Bank, National Association, as administrative agent and fronting bank under the Unsecured Facility
10.12(11)	Second Amendment to Credit Agreement, dated as of November 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, and Wells Fargo Bank, National Association, as administrative agent and fronting bank under the Secured Facility
10.13(3)	Repurchase Agreement, dated as of November 5, 2010, by and among Allied World Assurance Company Holdings, Ltd and certain affiliates of The Goldman Sachs Group, Inc. named therein
10.14(12)	Repurchase Agreement, dated as of August 6, 2010, by and among Allied World Assurance Company Holdings, Ltd and certain affiliates of The Goldman Sachs Group, Inc. named therein
10.15(13)	Warrant Repurchase Agreement, dated as of August 13, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Chubb Corporation
10.16(14)	Contribution-in-Kind Agreement, dated November 30, 2010
10.17(14)	Registration Rights Assignment and Assumption Agreement, dated as of December 1, 2010, by and between Allied World Assurance Company Holdings, Ltd and Allied World Assurance Company Holdings, AG
10.18(14)	Benefit Plan Assignment and Assumption Agreement, dated as of December 1, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, Newmarket Administrative Services, Inc. n/k/a AWAC Services Company and Allied World Assurance Company Holdings, AG
10.19(14)	Warrant Assignment and Assumption Agreement, dated as of December 1, 2010, by and between Allied World Assurance Company Holdings, Ltd and Allied World Assurance Company Holdings, AG
10.20(15)	Warrant Purchase Agreement, dated as of February 3, 2011, by and between Allied World Assurance Company Holdings, Ltd and American International Group, Inc.
10.21(14)†	Form of Indemnification Agreement for directors and executive officers of Allied World Assurance Company Holdings, AG
10.22(16)†	Amended and Restated Employment Agreement — Form for Bermuda Executive Officers
10.23(17)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and W. Gordon Knight
10.24(18)†	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani

Exhibit Number	Description
10.25(19)†	Amended and Restated Employment Agreement, dated as of November 5, 2009, by and between Allied World Assurance Company Holdings, Ltd and John L. Sennott, Jr.
10.26(20)†	Employment Agreement, dated as of July 1, 2010, by and between Newmarket Administrative Services, Inc. n/k/a AWAC Services Company and John J. Gauthier
10.27(3)†	Form of Employment Agreement Amendment with regard to Swiss requirements for certain officers of Allied World Assurance Company Holdings, AG
10.28(3)†	Employment Agreement Amendment with regard to Swiss requirements for John Gauthier
10.29(21)†	Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan
10.30(22)†	Form of Participation Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan
10.31(21)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan
10.32(23)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan
10.33(26)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, as amended in August 2011
10.34(21)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan
10.35(23)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan
10.36(22)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan
10.37(24)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in May 2009
10.38(25)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in November 2009
10.39(26)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011
10.40(26)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011
10.41(27)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan
10.42(26)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011
10.43(28)†	Form of Performance-Based Equity Award Agreement
10.44(29)†	Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan
10.45(30)†	Amended and Restated Long-Term Incentive Plan of Darwin Professional Underwriters, Inc., effective as of November 11, 2005
10.46(25)†	Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan
10.47(25)	Amended and Restated Accounting Services Agreement, dated as of April 1, 2009, by and between Allied World Assurance Company, Ltd and BlackRock Financial Management, Inc.

Exhibit Number	Description
10.48	Investment Management Agreement, dated as of September 27, 2011, by and between Allied World Assurance Company, Ltd and BlackRock Financial Management, Inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche Ltd., an independent registered public accounting firm
31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Notes to the Consolidated Financial Statements and (vi) Schedules II, III and IV, tagged as blocks of text

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 20, 2012.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 28, 2012.

(3)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 1, 2006.

(5)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2011.

(6)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on November 15, 2010.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 6, 2007.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2009.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 3, 2007.

(10)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 3, 2010.

(11)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 6, 2010.

(12)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 9, 2010.

(13)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 13, 2010.

(14)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(15)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 3, 2011.

(16)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 27, 2009. Other than with respect to title, base salary and housing allowance, the amended and restated employment agreements, dated as of October 1, 2008, for David Bell, Joan Dillard, Frank D’Orazio, Wesley Dupont and Marshall Grossack are identical to the form filed as Exhibit 10.41 thereto.

(17)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 27, 2009.

(18)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 5, 2009.

(19)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on November 6, 2009.

(20)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on November 5, 2010.

(21)	Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-136420) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(22)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132507) of Allied World Assurance Company Holdings, AG filed with the SEC on March 17, 2006, as amended, and declared effective by the SEC on July 11, 2006.

(23)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2008.

(24)	Incorporated by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 8, 2009.

(25)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2010.

(26)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on August 9, 2011.

(27)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 7, 2010.

(28)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 18, 2009.

(29)	Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-151298) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(30)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132355) of Darwin Professional Underwriters, Inc. filed with the SEC on March 10, 2006, as amended, and declared effective by the SEC on May 16, 2006.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Allied World Assurance Company Holdings, AG

Zug, Switzerland

We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, AG and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the required adoption of new FASB guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 29, 2012

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED BALANCE SHEETS

as of December 31, 2011 and 2010

(Expressed in thousands of United States dollars, except share and per share amounts)

	As of December 31, 2011	As of December 31, 2010
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2011: $226,397; 2010: $828,544)	$244,016	$891,849
Fixed maturity investments trading, at fair value (amortized cost: 2011: $6,207,991; 2010: $5,714,322)	6,254,686	5,769,097
Equity securities trading, at fair value (cost: 2011: $356,370; 2010: $160,513)	367,483	174,976
Other invested assets trading, at fair value	540,409	347,632

Total investments	7,406,594	7,183,554
Cash and cash equivalents	633,996	756,995
Restricted cash	82,608	96,373
Insurance balances receivable	652,158	529,927
Prepaid reinsurance	226,721	187,287
Reinsurance recoverable	1,002,919	927,588
Accrued investment income	38,263	40,520
Net deferred acquisition costs	100,334	96,803
Goodwill	268,376	268,376
Intangible assets	53,898	56,876
Balances receivable on sale of investments	580,443	188,408
Net deferred tax assets	22,646	19,740
Other assets	53,202	75,184

Total assets	$11,122,158	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$5,225,143	$4,879,188
Unearned premiums	1,078,412	962,203
Reinsurance balances payable	124,539	99,732
Balances due on purchases of investments	616,728	506,978
Dividends payable	14,302	—
Senior notes	797,949	797,700
Accounts payable and accrued liabilities	116,063	106,010

Total liabilities	$7,973,136	$7,351,811

SHAREHOLDERS’ EQUITY:
Common shares, 2011: par value CHF 14.03 per share and 2010: par value CHF 15.00 per share (2011: 40,003,642; 2010: 40,003,642 shares issued and 2011: 37,742,131; 2010: 38,089,226 shares outstanding)	557,153	600,055
Additional paid-in capital	78,225	170,239
Treasury shares, at cost (2011: 2,261,511; 2010: 1,914,416)	(136,590)	(112,811)
Retained earnings	2,635,750	2,361,202
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	14,484	57,135

Total shareholders’ equity	3,149,022	3,075,820

Total liabilities and shareholders’ equity	$11,122,158	$10,427,631

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

for the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of United States dollars, except share and per share amounts)

	2011	2010	2009
REVENUES:
Gross premiums written	$1,939,521	$1,758,397	$1,696,345
Premiums ceded	(405,755)	(365,942)	(375,220)

Net premiums written	1,533,766	1,392,455	1,321,125
Change in unearned premiums	(76,774)	(32,907)	(4,233)

Net premiums earned	1,456,992	1,359,548	1,316,892
Net investment income	195,948	244,143	300,675
Net realized investment gains	10,077	285,612	126,352
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	(168)	(68,236)
Portion of loss recognized in other comprehensive income, before taxes	—	—	18,659

Net impairment charges recognized in earnings	—	(168)	(49,577)
Other income	101,744	913	1,506

	1,764,761	1,890,048	1,695,848

EXPENSES:
Net losses and loss expenses	959,156	707,883	604,060
Acquisition costs	167,295	159,489	148,847
General and administrative expenses	271,656	286,557	248,592
Amortization and impairment of intangible assets	2,978	3,483	11,051
Interest expense	54,989	40,242	39,019
Foreign exchange loss	3,159	444	748

	1,459,233	1,198,098	1,052,317

Income before income taxes	305,528	691,950	643,531
Income tax expense	30,980	26,945	36,644

NET INCOME	274,548	665,005	606,887

Other comprehensive (loss) income:
Unrealized gains on investments arising during the year net of applicable deferred income tax expense 2011: $3,035; 2010: $10,209; and 2009: $1,064	5,243	162,653	243,188
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(18,659)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(47,894)	(213,478)	(43,464)

Other comprehensive (loss) income	(42,651)	(50,825)	181,065

COMPREHENSIVE INCOME	$231,897	$614,180	$787,952

PER SHARE DATA
Basic earnings per share	$7.21	$14.30	$12.26
Diluted earnings per share	$6.92	$13.32	$11.67
Weighted average common shares outstanding	38,093,351	46,491,279	49,503,438
Weighted average common shares and common share equivalents outstanding	39,667,905	49,913,317	51,992,674
Dividends paid per share	$0.75	$1.05	$0.74

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of United States dollars)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2008	$1,471	$1,314,785	$—	$105,632	$994,974	$2,416,862

Cumulative effect adjustment(1)	—	—	—	(136,848)	136,848	—
Net income	—	—	—	—	606,887	606,887
Dividends	—	—	—	—	(36,689)	(36,689)
Other comprehensive income:						—
Net unrealized gains, net of deferred income tax	—	—	—	199,724	—	199,724
Portion of OTTI losses recognized in other comprehensive income,net of deferred income tax	—	—	—	(18,659)	—	(18,659)

Total other comprehensive income	—	—	—	181,065	—	181,065
Stock compensation	21	45,149	—	—	—	45,170

December 31, 2009	$1,492	$1,359,934	$—	$149,849	$1,702,020	$3,213,295

Cumulative effect adjustment(2)	—	—		(41,889)	41,889	—
Net income	—	—	—	—	665,005	665,005
Dividends	—	—	—	—	(47,712)	(47,712)
Other comprehensive loss	—	—	—	(50,825)	—	(50,825)
Stock compensation	38	40,697	—	—	—	40,735
Share repurchases	—	—	(674,662)	—	—	(674,662)
Shares cancelled	—	(561,851)	561,851	—	—	—
Recapitalization (3)	598,525	(598,525)	—	—	—	—
Repurchase of founder warrants	—	(70,016)	—	—	—	(70,016)

December 31, 2010	$600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820

Net income	—	—	—	—	274,548	274,548
Dividends—partial par value reduction	(42,902)	—	—	—	—	(42,902)
Other comprehensive loss	—	—	—	(42,651)	—	(42,651)
Stock compensation	—	(38,394)	62,921	—	—	24,527
Share repurchases	—	—	(86,700)	—	—	(86,700)
Repurchase of founder warrants	—	(53,620)	—	—	—	(53,620)

December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022

(1)	Cumulative effect adjustment reflects adoption of ASC 320-10-65 as of April 1, 2009.

(2)	Cumulative effect adjustment reflects adoption of ASU 2010-11 as of July 1, 2010.

(3)	As a result of the redomestication, share capital was increased on a net basis by $598,525. For additional details refer to Note 11.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of United States dollars)

	2011	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$274,548	$665,005	$606,887
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(82,764)	(217,661)	(94,466)
Mark to market adjustments	22,654	(71,909)	(31,886)
Net impairment charges recognized in earnings	—	168	49,577
Stock compensation expense	22,294	34,243	40,399
Insurance balances receivable	(122,231)	(134,306)	(47,680)
Prepaid reinsurance	(39,434)	(677)	5,972
Reinsurance recoverable	(75,331)	(7,597)	(31,677)
Accrued investment income	2,257	12,526	(2,375)
Net deferred acquisition costs	(3,531)	(8,982)	(1,640)
Net deferred tax assets	129	12,364	(507)
Other assets	22,421	3,390	(26,966)
Reserve for losses and loss expenses	345,955	117,416	184,944
Unearned premiums	116,209	33,584	(1,739)
Reinsurance balances payable	24,807	(3,105)	7,708
Accounts payable and accrued liabilities	10,053	13,969	5,035
Other items, net	30,072	2,836	6,603

Net cash provided by operating activities	548,108	451,264	668,189

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of fixed maturity investments—available for sale	(727)	(133,079)	(6,504,094)
Purchases of fixed maturity investments—trading	(7,472,926)	(12,637,892)	(4,338,454)
Purchases of equity securities	(381,127)	(178,451)	(9,541)
Purchases of other invested assets	(281,957)	(165,505)	(157,307)
Sales of fixed maturity investments—available for sale	609,833	2,687,129	8,346,180
Sales of fixed maturity investments—trading	6,757,787	10,917,962	1,818,736
Sales of equity securities	184,504	18,539	97,505
Sales of other invested assets	71,543	9,746	35,552
Changes in securities lending collateral received	—	—	171,026
Purchases of fixed assets	(9,819)	(9,576)	(5,075)
Change in restricted cash	13,765	(8,810)	(37,124)

Net cash (used in) provided by investing activities	(509,124)	500,063	(582,596)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	—	(47,712)	(36,689)
Partial par value reduction	(28,600)	—	—
Proceeds from the exercise of stock options	6,837	9,598	7,442
Share repurchase	(86,700)	(674,662)	—
Proceeds from senior notes	—	298,632	—
Debt issuance costs	—	(1,950)	—
Purchase of founder warrants	(53,620)	(70,016)
Repayment of syndicated loan	—	—	(243,750)
Changes in securities lending collateral	—	—	(177,010)

Net cash used in financing activities	(162,083)	(486,110)	(450,007)

Effect of exchange rate changes on foreign currency cash	100	(410)	774
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(122,999)	464,807	(363,640)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	756,995	292,188	655,828

CASH AND CASH EQUIVALENTS, END OF YEAR	$633,996	$756,995	$292,188

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,132	$22,556	$42,170
Cash paid for interest expense	54,000	37,500	39,115

See accompanying notes to the consolidated financial statements

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

2.    SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The Company remains liable to the extent that its reinsurers do not meet their obligations under the reinsurance contracts; therefore, the Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. No material provision has been made for unrecoverable reinsurance as of December 31, 2011 and 2010.

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

Beginning in April 2009, the Company elected the fair value option for certain newly acquired fixed maturity investments. When the Company first acquires financial instruments, U.S. GAAP permits the Company to choose to measure the financial instruments at fair value, with changes in fair value recognized in earnings. The Company has elected the fair value option for certain newly acquired fixed maturity investments as the Company believes this approach provides more meaningful and relevant information about the overall performance of its fixed maturity investments as all gains or losses, whether realized or unrealized, are included in net income versus split between net income and accumulated other comprehensive income. As a result of electing the fair value option, any change in unrealized gains or losses is recognized in the consolidated income statements and included in “net realized investment gains” and those securities are included in “fixed maturity investments trading, at fair value” on the consolidated balance sheets.

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, specifically one that is related only to the subordination of one financial instrument to another. As permitted under the transitional provisions of ASU 2010-11, effective July 1, 2010 the Company elected the fair value option for any investment in a beneficial interest in a securitized asset. As a result, the Company elected the fair value option for all of its mortgage-backed and asset-backed securities held as of June 30, 2010. On July 1, 2010, the Company reclassified net unrealized gains of $41,889 from “accumulated other comprehensive income” to “retained earnings”. As a result of the fair value election, any change in fair value of the mortgage-backed and asset-backed securities is recognized in “net realized investment gains” on the consolidated income statement. On July 1, 2010, these investments, which totaled $968,825, were classified as “fixed maturity investments trading, at fair value” on the consolidated balance sheets.

Also included in the Company’s trading securities are to-be-announced mortgage-backed securities, fixed maturity investments that the Company accounts for as derivatives in accordance with U.S. GAAP. As a result, these securities are included in “fixed maturity investments trading, at fair value” on the consolidated balance sheets and any change in unrealized gains or losses is recognized in the consolidated income statements and included in “net realized investment gains”.

Any alternative investments, such as hedge funds and private equity funds, have been accounted for as trading securities with any change in unrealized gains or losses recognized in the consolidated income statements and included in “net realized investment gains”.

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

The Company utilizes independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of December 31, 2011. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker-dealer quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker-dealer quotes, the Company also obtains prices from its investment portfolio managers and other sources (e.g., another pricing vendor), and compares the prices obtained from the independent pricing sources to those obtained from the Company’s investment portfolio managers and other sources. The Company investigates any material differences between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices obtained from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of December 31, 2011 and 2010.

Investments are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments using the effective yield method and is net of related expenses. Interest income for debt securities where the Company has elected the fair value option is accrued and recognized based on the contractual terms of the debt securities and is included in “net investment income” in the consolidated income statements. Realized gains and losses on the disposition of investments, which are based upon the first-in first-out method of identification, are included in “net realized investment gains” in the consolidated income statements. For mortgage-backed and asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis. Revised prepayment assumptions are applied to securities on a retrospective basis to the date of acquisition. The cumulative adjustments to amortized cost required due to these changes in effective yields and maturities are recognized in net investment income in the same period as the revision of the assumptions.

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

In accordance with guidance issued by the FASB on OTTI in 2009, the Company was required to recognize a cumulative effect adjustment to retained earnings for all debt securities for which the Company had previously recognized OTTI and for which no credit loss existed. The cumulative effect adjustment was based on those fixed maturity securities that the Company held at April 1, 2009. The amount of the cumulative effect adjustment was determined by comparing the present value of the expected cash flows of each security with the amortized cost basis of the security as of April 1, 2009. The discount rate used to calculate the present value of the cash flows of securities that have fixed interest and principal payments was the rate in effect at the acquisition date. The discount rate used to calculate the present value of the cash flows of securities that have variable interest and principal payments was the rate in effect immediately prior to recognizing OTTI. The cumulative effect adjustment had the effect of re-establishing unrealized losses that were previously recognized in the consolidated income statement as OTTI. On April 1, 2009, Company recognized a cumulative effect adjustment of $136,848, net of applicable deferred income taxes of $1,677, as an increase to “retained earnings” and a reduction to “accumulated other comprehensive income” on the consolidated balance sheets.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated income statements. The Company has not recorded any interest or penalties during the years ended December 31, 2011, 2010 and 2009 and the Company has not accrued any payment of interest and penalties as of December 31, 2011 and 2010.

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

The Company has also granted cash-equivalent RSUs to certain employees that vest pro-rata over four years from the date of grant. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares and as such we measure the value of the award each reporting period based on the period ending share price. The effects of changes in the share price at each period end during the service period are recognized as increases or decreases in compensation expense ratably over the service period.

k)  Performance-Based Equity Awards

The Company implemented the Third Amended and Restated Long-Term Incentive Plan (“LTIP”), which provides for performance-based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period, which is generally the ending of the third fiscal year from the date of grant or either the ending of the fourth or fifth fiscal year from the date of grant. The compensation expense for these awards is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period.

In addition, the Company has granted performance-based RSUs that provide performance-based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period, which is generally the ending of the third fiscal year from the date of grant. The compensation expense for these awards is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period.

The Company has also granted cash-equivalent performance-based awards to certain employees that vest based upon the achievement of established performance criteria during the applicable performance period. These cash-equivalent performance-based awards vest after a three-year performance period. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares, and as such we

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

measure the value of the award each reporting period based on the period ending share price. The effects of changes in the share price at each period end during the service period are recognized as changes in compensation expense ratably over the service period.

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

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit(s) based on the expected benefit to be received by the reporting units from the business combination. The Company determines the expected benefit based on several factors including the purpose of the business combination, the strategy of the Company subsequent to the business combination and structure of the acquired company subsequent to the business combination. A reporting unit is a component of the Company’s business that has discrete financial information that is reviewed by management. In determining the reporting unit, the Company analyzes the inputs, processes, outputs and overall operating performance of the reporting unit. The Company has determined that for purposes of the acquisition of Darwin Professional Underwriters, Inc. (“Darwin”) the U.S. insurance segment is the reporting unit that is expected to receive the benefit of the business combination and as such all of the goodwill has been allocated to this reporting unit.

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

m)  Derivative Instruments

The Company utilizes derivative financial instruments as part of its overall risk management strategy. The Company recognizes all derivative financial instruments at fair value as either assets or liabilities on the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

consolidated balance sheets. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

The Company uses currency forward contracts and foreign currency swaps to manage currency exposure. The Company also utilizes various derivative instruments such as interest rate futures and index options, for the purpose of managing market exposures, interest rate volatility, portfolio duration, hedging certain investments, or enhancing investment performance. These derivatives are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets with realized and unrealized gains and losses included in the consolidated income statements. Refer to Note 5 for the Company’s related disclosure.

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

o)  New Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 enhances disclosures about credit quality of financing receivables and the allowance of credit losses by requiring additional information regarding the Company’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The balance sheet related disclosures for ASU 2010-20 were effective for the year ended December 31, 2010 and the income statement related disclosures were effective for the quarter ended March 31, 2011. Refer to Note 15 for the Company’s related disclosures.

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 clarifies what costs associated with acquiring or renewing insurance contracts can be deferred and amortized over the coverage period. Under the revised guidance of ASU 2010-26, incremental direct costs that result directly from and are essential to the insurance contract and would not have been incurred had the insurance contract not been written are costs that may be capitalized, including costs relating to activities specifically performed by the Company such as underwriting, policy issuance and processing. ASU 2010-26 will be effective January 1, 2012 and early adoption is permitted. The Company has not elected early adoption and believes ASU 2010-26 will not have any impact on future financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective on a retrospective basis for interim and annual periods beginning on or after December 15, 2011. In December 2011, ASU 2011-05 was updated by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”) to defer the presentation requirements of reclassification adjustments required by ASU 2011-05. ASU 2011-05 and the related updates from ASU 2011-12 will not have an impact on the presentation of future financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies how goodwill is tested for impairment by permitting entities to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company has not elected early adoption and is currently evaluating the provisions of ASU 2011-08 and its potential impact on future financial statements. The Company does not anticipate that this will have a material impact on future financial statements once adopted.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective on a retrospective basis for annual reporting periods beginning on or after January 1, 2013 and interim periods therein. The Company is currently assessing the provisions of ASU 2011-11 and its potential impact on future financial statements.

3.    ACQUISITIONS

Allied World Assurance Company Holdings, Ltd (“Allied World Bermuda”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) on June 27, 2008 with Allied World Merger Company, a Delaware corporation and an indirect, wholly-owned subsidiary of the Company (“Merger Sub”), and Darwin, a Delaware corporation. The Merger Agreement provided for the merger of Merger Sub with and into Darwin, with Darwin continuing as the surviving corporation and an indirect wholly-owned subsidiary of Allied World Bermuda. Darwin is a holding company whose subsidiaries are engaged in the executive and professional liability insurance business with an emphasis on coverage for the healthcare industry. The transaction was completed on October 20, 2008 and has been accounted for as a purchase. Under the purchase method of accounting for a business combination, the assets and liabilities of Darwin were recorded at their fair values on the acquisition date. The total cash consideration paid by the Company was $558,755, including direct costs of the acquisition of $8,478. There was no contingent consideration related to this acquisition.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized, if applicable.

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

The $264,615 of goodwill has been allocated to the U.S. insurance segment as Darwin is fully integrated with the Company’s U.S. insurance segment. We do not expect any amount of the goodwill to be deductible for tax purposes.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.    INVESTMENTS

a)  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available for sale investments by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Government and Government agencies	$31,309	$2,321	$—	$33,630
States, municipalities and political subdivisions	29,128	4,351	—	33,479
Corporate debt:
Financial institutions	17,431	348	(292)	17,487
Industrials	73,539	4,268	—	77,807
Utilities	74,990	6,623	—	81,613

Total fixed maturity investments, available for sale	$226,397	$17,911	$(292)	$244,016

December 31, 2010
U.S. Government and Government agencies	$85,030	$6,923	$—	$91,953
Non-U.S. Government and Government agencies	138,386	9,539	(2,541)	145,384
States, municipalities and political subdivisions	107,289	10,901	(13)	118,177
Corporate debt:
Financial institutions	66,660	6,776	(38)	73,398
Industrials	310,664	20,548	(2)	331,210
Utilities	120,515	11,212	—	131,727

Total fixed maturity investments, available for sale	$828,544	$65,899	$(2,594)	$891,849

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b)  Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category are as follows:

	December 31, 2011		December 31, 2010
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,278,265	$1,263,948	$1,229,720	$1,219,233
Non-U.S. Government and Government agencies	256,756	251,784	120,793	115,969
States, municipalities and political subdivisions	133,902	128,633	127,436	128,995
Corporate debt:
Financial institutions	1,161,904	1,174,308	1,261,219	1,247,895
Industrials	987,006	974,731	627,524	629,360
Utilities	105,564	103,262	101,472	101,622
Residential mortgage-backed:
Non-agency residential	302,827	314,077	371,935	340,545
Agency residential	1,183,893	1,156,913	1,195,905	1,200,430
Commercial mortgage-backed	331,371	326,697	184,043	184,380
Asset-backed	513,198	513,638	549,050	545,893

Total fixed maturity investments, trading	$6,254,686	$6,207,991	$5,769,097	$5,714,322

	December 31, 2011		December 31, 2010
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$367,483	$356,370	$174,976	$160,513
Other invested assets (1)	540,409	529,851	347,632	331,772

	$907,892	$886,221	$522,608	$492,285

(1)	Within the Company’s financial statements and footnotes “other invested assets” include the Company’s investments in both hedge funds and private equity funds.

c)  Contractual Maturity Dates

The contractual maturity dates of available for sale fixed maturity investments are as follows:

	December 31, 2011
	Amortized Cost	Fair Value
Due within one year	$31,492	$31,981
Due after one year through five years	164,329	176,592
Due after five years through ten years	27,561	31,634
Due after ten years	3,015	3,809

	$226,397	$244,016

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

d)  Other Invested Assets

Included in other invested assets are the Company’s hedge fund and private equity investments. As of the balance sheet date, the Company held 21 hedge fund investments with a total fair value of $540,409, which comprised 6.7% of the total fair value of its investments and cash and cash equivalents and are summarized as follows by type of investment strategy:

			Long Exposure(1) (% of funded)	Short Exposure(2) (% of funded)
	Fair Value as of	Unfunded Commitments			Gross Exposure(3)	Net Exposure(4)
Fund Type	December 31, 2011
Private equity (primary and secondary)	$83,787	$111,566	100%	0%	100%	100%
Mezzanine debt	14,535	100,344	100%	0%	100%	100%
Distressed	10,543	33,968	100%	0%	100%	100%

Total private equity	108,865	245,878

Distressed	42,849	—	61%	31%	92%	30%
Equity long/short	159,615	—	75%	49%	124%	26%
Multi-strategy	157,251	—	98%	20%	118%	78%
Event driven	71,829	—	81%	66%	147%	15%

Total hedge funds	431,544	—

Total other invested assets	$540,409	$245,878

(1)	Long exposure represents the ratio of the fund’s long investments in securities to the fund’s equity capital (over 100% may denote explicit borrowing). Four of the Company’s hedge funds, two multi-strategy funds, one event driven fund and one equity long/short fund had long exposure greater than 100% of the funds’ net asset value (indicating explicit leverage). The funds had long exposure of 145%, 103%, 139% and 103%, respectively, as of December 31, 2011.

(2)	Short exposure represents the ratio of the fund’s equity to securities sold short.

(3)	Gross exposure is the addition of the long and short exposures.

(4)	Net exposure is the subtraction of the short exposure from the long exposure.

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

•

Mezzanine debt funds:  Mezzanine debt funds invest primarily in privately negotiated mezzanine investments. The funds’ strategies will focus primarily on providing capital to upper middle market and middle market companies, and private equity sponsors, in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings and other corporate transactions. The most common position in the capital structure will be between the senior secured debt holder and the equity; however,

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

the funds will utilize a flexible approach when structuring investments, which may include secured debt, subordinated debt, preferred stock and/or private equity. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two mezzanine debt funds that cannot be redeemed at this time because the investments include restrictions that do not allow for redemption until termination of the fund. The restriction period for these funds from initial investment is ten years.

•

Distressed funds:  In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in five distressed funds, three of which (representing approximately 28% of the value of the funds in this class) are not currently eligible for redemption due to imposed lock-up periods ranging from one to eight years from initial investments. The remaining funds representing approximately 47% and 25% of the value of the funds in this class are currently eligible for quarterly redemption with a 65-day and 45-day notification period, respectively.

•

Equity long/short funds:  In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and target net long position. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in four equity long/short funds, one of which (representing approximately 26% of the value of the funds in this class) is not currently eligible for redemption due to an imposed lock-up period of eighteen months from initial investment, at which time the fund will be eligible for quarterly redemption with a 45-day notification period. The remaining three funds, representing approximately 74% of the value of the funds in this class, are currently eligible for quarterly redemption, one with a 30-day notification period or monthly redemption with a 30-day notification period and redemption fee, one with a 45-day notification period and one with a 60-day notification period.

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

•

Event driven funds:  Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs and capital structure arbitrage. The fair values of the funds in this class have been estimated using the net asset value per share of the funds. The Company has invested in two event driven funds. Approximately 61% of the value of the funds is not currently eligible for redemption due to an imposed two year lock-up period from initial investment. The remaining 39% of the value of the funds in this class is currently eligible for quarterly redemption, but is subject to redemption fees and limitations.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

e)  Net Investment Income

	For the year ended December 31,
	2011	2010	2009
Fixed maturity investments	$194,093	$245,407	$306,578
Equity securities and other invested assets	15,088	9,800	1,506
Cash and cash equivalents	963	671	1,570
Expenses	(14,196)	(11,735)	(8,979)

Net investment income	$195,948	$244,143	$300,675

f)  Components of Realized Gains and Losses

Components of realized gains and losses are summarized in the following table:

	For the year ended December 31,
	2011	2010	2009
Gross realized gains on sale of invested assets	$154,941	$242,421	$185,322
Gross realized losses on sale of invested assets	(62,169)	(26,621)	(90,856)
Treasury yield hedge	—	(3,958)	—
Futures not designated as hedges	(57,234)	—	—
Foreign exchange forwards not designated as hedges	(2,807)	—	—
Mark-to-market changes: debt securities trading	(8,078)	42,172	12,603
Mark-to-market changes: foreign exchange forwards and futures not designated as hedges	(5,924)	—	—
Mark-to-market changes: put options	(4,125)	—	—
Mark-to-market changes: other invested assets and equity securities	(4,527)	29,738	19,283
Gain on sale of Program Administrator	—	1,860	—

Net realized investment gains	$10,077	$285,612	$126,352

Proceeds from sale of available for sale securities	$646,479	$2,703,695	$8,402,666
Proceeds from sale of trading securities	6,841,666	11,042,968	1,870,625

Included in gross realized losses for the year ended December 31, 2010 is a realized loss of $3,958 related to a U.S. Treasury yield hedge transaction that was purchased in May 2010 and terminated in June 2010.

In July 2010, the Company sold its program administrator and wholesale brokerage operations for $2,395 in cash and recognized a gain on the sale of $1,860.

Included in gross realized losses for the year ended December 31, 2009 is a realized loss of $21,923 from the sale of the investment in the global high-yield bond fund.

g) Pledged Assets

As of December 31, 2011 and 2010, $288,664 and $280,175, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

ceding companies in order to comply with relevant insurance regulations. In addition, the Company has set up trust accounts to meet security requirements for inter-company reinsurance transactions. These trusts contained assets of $1,740,474 and $1,377,266 as of December 31, 2011 and 2010, respectively, and are included in fixed maturity investments.

The Company also has facilities available for the issuance of letters of credit collateralized against the Company’s investment portfolio. See Note 9 “Debt and Financing Arrangements” for details on the facilities.

The following shows the Company’s trust accounts on deposit, as well as outstanding and remaining letter of credit facilities, and the collateral committed to support the letter of credit facilities:

	As of December 31, 2011	As of December 31, 2010
Total trust accounts on deposit	$2,029,138	$1,657,441
Total letter of credit facilities:
Citibank Europe plc	900,000	900,000
Credit Facility	800,000	800,000

Total letter of credit facilities	1,700,000	1,700,000

Total letter of credit facilities outstanding:
Citibank Europe plc	675,636	689,851
Credit Facility	141,351	158,983

Total letter of credit facilities outstanding	816,987	848,834

Total letter of credit facilities remaining:
Citibank Europe plc	224,364	210,149
Credit Facility(1)	658,649	641,017

Total letter of credit facilities remaining	883,013	851,166

Collateral committed to support the letter of credit facilities	$1,044,236	$1,121,345

(1)	Net of any borrowing or repayments under the Unsecured Facility (as defined in Note 9). See Note 9 for further details on the Unsecured Facility.

Total trust accounts on deposit includes available for sale securities, trading securities and cash and cash equivalents. The fair value of the combined total cash and cash equivalents and investments held under trust were $3,073,374 and $2,778,786 as of December 31, 2011 and 2010, respectively. Of the total letter of credit facilities outstanding as of December 31, 2011 and 2010, $7,295 was used to meet security requirements for inter-company transactions. The remaining letter of credit facilities outstanding was used primarily for third-party ceding companies.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table summarizes the market value of those available for sale investments in an unrealized loss position for periods less than and greater than 12 months:

	December 31, 2011		December 31, 2010
	Gross Fair	Unrealized	Gross Fair	Unrealized
	Value	Loss	Value	Loss
Less than 12 months
Non-U.S. Government and Government agencies	$—	$—	$34,204	$(1,116)
States, municipalities and political subdivisions	—	—	472	(13)
Corporate debt
Financial institutions	9,440	(292)	2,796	(38)
Industrials	—	—	2,150	(2)

	$9,440	$(292)	$39,622	$(1,169)

More than 12 months
Non-U.S. Government and Government agencies	$—	$—	$10,998	$(1,425)

	$—	$—	$10,998	$(1,425)

	$9,440	$(292)	$50,620	$(2,594)

As of December 31, 2011 and 2010, there were approximately three and nine securities, respectively, in an unrealized loss position. The gross unrealized loss of $2,594 as of December 31, 2010 was primarily related to bonds issued by the governments of the United Kingdom and Germany, respectively, for which the Company believes the unrealized losses will be recovered. The decrease in the gross unrealized loss from December 31, 2010 to December 31, 2011 is primarily due to selling available for sale debt securities and reinvesting proceeds in trading debt securities thereby reducing unrealized gains/losses recognized in accumulated other comprehensive income.

i)  Other-Than-Temporary Impairment Charges

Following the Company’s review of the securities in the investment portfolio during the years ended December 31, 2011 and 2010, no securities and one mortgage-backed security, respectively, were considered to be other-than-temporarily impaired due to the present value of the expected cash flows being lower than the amortized cost. The $168 of OTTI during the year ended December 31, 2010 was recognized through earnings due to credit related losses.

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

For the mortgage-backed security for which OTTI was recognized due to credit loss during the year ended December 31, 2010, the significant inputs utilized to determine a credit loss were the estimated frequency and severity of losses of the underlying mortgages that comprise the mortgage-backed security. The frequency of losses was measured as the credit default rate, which includes factors such as loan-to-value ratios and credit scores of borrowers. The severity of losses includes such factors as trends in overall housing prices and house

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

prices that are obtained at foreclosure. The frequency and severity inputs were used in projecting the future cash flows of the mortgage backed security. For the security in which the Company recognized an OTTI due to credit loss, the credit default rate was 10.3% and the severity rate was 49.0%.

The following table shows the range of the credit default rates and severity rates for the mortgage-backed securities for which an OTTI was recognized through earnings during the year ended December 31, 2009 as well as the weighted average rates.

Significant Input	Range of Inputs	Weighted Average of Input
Credit default rate	0.6% — 11.0%	6.1%
Severity rate	30.1% — 100.0%	37.2%

The following table summarizes the amounts related to credit losses on debt securities for which a portion of the OTTI was recognized in other comprehensive income in the consolidated income statements:

For the Year Ended December 31, 2010
Beginning balance of credit losses	$1,096
Additions for credit loss for which OTTI was not previously recognized	168
Reductions for securities sold during the period (realized)	—
Reductions for OTTI previously recognized due to intent to sell	—
Additions resulting from the increase in credit losses	—
Reductions resulting from the improvement in expected cash flows	—
Adoption of ASU 2010-11	(1,264)

Ending balance of credit losses	$—

The following shows the net impairment charges recognized in earnings for the Company’s fixed maturity investments by category for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Asset backed	$—	$—	$31,545
Mortgage backed	—	168	18,027
U.S. government and government agencies	—	—	5
Non-U.S. government and government agencies	—	—	—
Corporate	—	—	—
States, municipalities and political subdivisions	—	—	—

Total other-than-temporary impairment charges	$—	$168	$49,577

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

5.   DERIVATIVE INSTRUMENTS

The following table summarizes information on the location and amounts of derivative fair values in the consolidated balance sheets:

	December 31, 2011				December 31, 2010
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Put options (1)	$4,461	$336	$—	$—	$—	$—	$—	$—
Foreign exchange contracts (2)	64,580	1,754	233,801	5,188	—	—	—	—
Interest rate futures (2)	680,650	977	292,000	3,467	—	—	—	—

	$749,691	$3,067	$525,801	$8,655	$—	$—	$—	$—
Relating to operating activities and capital management:
Foreign exchange contracts (2)	$26,582	$276	$105,732	$3,746	$26,758	$858	$51,308	$1,629

Total derivatives	$776,273	$3,343	$631,533	$12,401	$26,758	$858	$51,308	$1,629

(1)	Asset and liability derivatives relating to the put options are classified within “equity securities trading, at fair value” on the consolidated balance sheets.

(2)	All other asset and liability derivatives are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the total unrealized and realized gains (losses) on derivatives recorded in the consolidated income statements:

		For the year ended December 31,
	Location of Gain (Loss) Recognized in the Consolidated Income Statements	2011	2010	2009
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Put options	Net realized investment losses	$(4,125)	$—	$—
Foreign exchange contracts	Net realized investment losses	(6,242)	—	—
Interest rate futures	Net realized investment losses	(59,723)	—	—

		$(70,090)	$—	$—
Relating to operating activities and capital management:
Foreign exchange contracts	Foreign exchange (losses) gains	$(6,005)	$3,403	$6,904
Treasury yield hedge	Net realized investment losses	—	(3,958)	—

Total derivatives		$(76,095)	$(555)	$6,904

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

During the year ended December 31, 2011, the Company purchased index put options to actively manage the Company’s equity portfolio.

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

In addition, the Company entered into a treasury yield hedge during the year ended December 31, 2010 to mitigate the potential rise in interest rates.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

			Fair value measurement using:
December 31, 2011	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities:
U.S. Government and Government agencies	$33,630	$33,630	$33,630	$—	$—
States, municipalities and political subdivisions	33,479	33,479	—	33,479	—
Corporate debt	176,907	176,907	—	176,907	—

Total available for sale fixed maturity investments	244,016	244,016

Trading securities:
U.S. Government and Government agencies	$1,278,265	$1,278,265	$1,054,003	$224,262	$—
Non-U.S. Government and Government agencies	256,756	256,756	—	256,756	—
States, municipalities and political subdivisions	133,902	133,902	—	133,902	—
Corporate debt	2,254,474	2,254,474	—	2,254,474	—
Mortgage-backed	1,818,091	1,818,091	—	1,568,887	249,204
Asset-backed	513,198	513,198	—	418,453	94,745

Total trading fixed maturity investments	6,254,686	6,254,686

Total fixed maturity investments	6,498,702	6,498,702

Equity securities	367,483	367,483	367,483	—	—
Other invested assets	540,409	540,409	—	—	540,409

Total investments	7,406,594	7,406,594	1,455,116	5,067,120	884,358

Senior notes	797,949	872,731	—	872,731	—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

			Fair value measurement using:
December 31, 2010	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities:
U.S. Government and Government agencies	$91,953	$91,953	$65,234	$26,719	$—
Non-U.S. Government and
Government agencies	145,384	145,384	—	145,384	—
States, municipalities and political subdivisions	118,177	118,177	—	118,177	—
Corporate debt	536,335	536,335	—	536,335	—

Total available for sale fixed maturity investments	891,849	891,849

Trading securities:
U.S. Government and Government agencies	$1,229,720	$1,229,720	$1,088,967	$140,753	$—
Non-U.S. Government and Government agencies	120,793	120,793	—	120,793	—
States, municipalities and political subdivisions	127,436	127,436	—	127,436	—
Corporate debt	1,990,215	1,990,215	—	1,990,215	—
Mortgage-backed	1,751,883	1,751,883	—	1,579,324	172,559
Asset-backed	549,050	549,050	—	500,343	48,707

Total trading fixed maturity investments	5,769,097	5,769,097

Total fixed maturity investments	6,660,946	6,660,946

Equity securities	174,976	174,976	174,976	—	—
Other invested assets	347,632	347,632	—	—	347,632

Total investments	7,183,554	7,183,554	1,329,177	5,285,479	568,898

Senior notes	797,700	850,570	—	850,570	—

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of the balance sheet date.

U.S. government and government agencies: Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The fair values of the Company’s U.S. government securities are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

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

Senior notes: The fair value of the senior notes is based on trades as reported in Bloomberg. As of December 31, 2011, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in Note 9) were traded at 114.3% and 100.4% of their principal amount, providing an effective yield of 4.0% and 5.4%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage- backed	Asset-backed
Year Ended December 31, 2011
Opening balance	$347,632	$172,559	$48,707
Total realized and unrealized gains included in net income	22,059	4,472	90
Total realized and unrealized losses included in net income	(25,679)	(6,603)	(452)
Purchases	311,185	101,302	24,056
Sales	(114,788)	(44,549)	(3,204)
Transfers into Level 3	—	63,717	30,536
Transfers out of Level 3	—	(41,694)	(4,988)

Ending balance	$540,409	$249,204	$94,745

Year Ended December 31, 2010
Opening balance	$184,725	$253,979	$104,871
Total realized and unrealized gains included in net income	18,368	24,983	818
Total realized and unrealized losses included in net income	(965)	(9,247)	(233)
Change in unrealized gains included in OCI	—	5,781	70
Change in unrealized losses included in OCI	—	(3,026)	(6)
Purchases	155,504	138,995	64,275
Sales	(10,000)	(252,769)	(21,944)
Cumulative effect adjustment related to the adoption of ASU 2010-11	—	1,796	(19)
Transfers into Level 3	—	56,582	56,033
Transfers out of Level 3	—	(44,515)	(155,158)

Ending balance	$347,632	$172,559	$48,707

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

Of the total realized and unrealized gains and losses included in net income for the year ended December 31, 2011, $(5,302), $(353) and $(2,902) related to hedge funds, asset-backed and mortgage-backed securities, respectively, are attributable to the change in unrealized gains and losses for securities still held as of

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

December 31, 2011. Of the total realized and unrealized gains and losses included in net income and OCI for the year ended December 31, 2010, $15,372, $9,282 and $(145) related to hedge funds, mortgage-backed and asset-backed securities, respectively, are attributable to the change in unrealized gains and losses for securities still held as of December 31, 2010. The change in unrealized gains and losses are included in “net realized investment gains” on the consolidated income statement.

During the year ended December 31, 2011, the Company transferred $41,694 of mortgage-backed securities and $4,988 of asset-backed securities from Level 3 to Level 2 in the fair value hierarchy. During the year ended December 31, 2010, the Company transferred $44,515 of mortgage-backed securities and $155,158 of asset-backed securities from Level 3 to Level 2 in the fair value hierarchy. The Company transferred those securities as it no longer utilized broker-dealer quotes and instead used other pricing sources that have significant observable inputs. The Company recognizes transfers between levels at the end of the reporting period.

7.    RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	2011	2010
OSLR	$1,366,466	$1,166,516
IBNR	3,858,677	3,712,672

Reserve for losses and loss expenses	$5,225,143	$4,879,188

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2011, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoveries.

	2011	2010	2009
Gross liability at beginning of year	$4,879,188	$4,761,772	$4,576,828
Reinsurance recoverable at beginning of year	(927,588)	(919,991)	(888,314)

Net liability at beginning of year	3,951,600	3,841,781	3,688,514

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	11,529	8,864	—
Current year	1,201,155	1,012,374	852,052
Prior years	(253,528)	(313,355)	(247,992)

Total incurred	959,156	707,883	604,060

Net paid losses related to:
Current year	142,162	98,646	42,320
Prior years	542,649	498,084	415,901

Total paid	684,811	596,730	458,221

Foreign exchange revaluation	(3,721)	(1,334)	7,428
Net liability at end of year	4,222,224	3,951,600	3,841,781
Reinsurance recoverable at end of year	1,002,919	927,588	919,991

Gross liability at end of year	$5,225,143	$4,879,188	$4,761,772

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The commutation of variable-rated reinsurance contracts of $11,529 and $8,864 for the years ended December 31, 2011 and 2010, respectively, represents the reduction of ceded IBNR related to the commutation of swing-rated reinsurance contracts.

For the year ended December 31, 2011, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initial expected. The majority of the net favorable reserve development was recognized in the international insurance and reinsurance segments in the 2005 through 2007 loss years related to the general casualty and professional liability insurance and reinsurance lines of business and the healthcare insurance line of business.

For the year ended December 31, 2010, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initial expected. The majority of the net favorable reserve development was recognized in the international insurance segment in the 2004 through 2006 loss years related to the general casualty, healthcare and professional liability lines of business.

For the year ended December 31, 2009, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initial expected. The majority of the net favorable reserve development was recognized in the international insurance segment in the 2004 and 2005 loss years related to the general casualty, healthcare and professional liability lines of business.

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

8.    CEDED REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements. The Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2011 its reinsurers are able to meet, and will meet, all of their obligations under the agreements. The amount of reinsurance recoverable is as follows:

	2011	2010
OSLR recoverable	$196,484	$206,130
IBNR recoverable	806,435	721,458

Reinsurance recoverable	$1,002,919	$927,588

The Company purchases both facultative and treaty reinsurance. For facultative reinsurance, the amount of reinsurance recoverable on paid losses as of December 31, 2011 and 2010 was $11,774 and $8,300, respectively. For treaty reinsurance, the right of offset between losses and premiums generally exists within the treaties. As a result, the net balance of reinsurance recoverable from or payable to the reinsurer has been included in “insurance balances receivable” or “reinsurance balances payable,” respectively, on the consolidated balance sheets. The amounts representing the reinsurance recoverable on paid losses included in these balances as of December 31, 2011 and 2010 were $42,266 and $40,794, respectively. The Company also has excess-of-loss reinsurance structured on a variable-rate basis, which provides for the refund of a portion of premium if the ultimate loss ratio is lower than an initial provisional loss ratio set out in the reinsurance contract. For these variable-rate reinsurance treaties, the ceded premium incurred is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. During the year ending December 31, 2011 and 2010, the Company commuted certain variable-rated excess-of-loss reinsurance contracts and recognized a reduction to ceded premium of $12,393 and $9,296, respectively. In addition, during the year ended December 31, 2011, the Company recognized a decrease to ceded premium for recurring business of $2,392 for a net reduction of $14,785, and during the year ended December 31, 2010, the Company recognized an increase to ceded premium for recurring business of $508 for a net reduction of $8,788. The adjustments were fully earned and resulted in a net increase in net premiums earned.

The Company monitors the overall credit quality of its reinsurers to ensure the recoverables will be collected. The following table shows a breakdown of our reinsurance recoverables by credit rating as of December 31, 2011:

	Ceded	Ceded	Reinsurance Recoverable on Paid
A.M. Best Rating	OSLR	IBNR	Losses
A++	$32,306	$48,351	$1,115
A+	63,414	278,100	15,391
A	90,057	467,892	32,824
A-	5,886	2,371	4,219
B++	242	5,363	276
NR	4,579	4,358	215

Total	$196,484	$806,435	$54,040

Direct, assumed and ceded premiums written, earned and losses and loss expenses incurred for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Premiums Written	Premiums Earned	Losses and Loss Expenses
December 31, 2011
Direct	$1,369,017	$1,266,068	$807,721
Assumed	570,504	557,244	365,990
Ceded	(405,755)	(366,320)	(214,555)

	$1,533,766	$1,456,992	$959,156

December 31, 2010
Direct	$1,234,204	$1,221,536	$623,585
Assumed	524,193	503,277	250,070
Ceded	(365,942)	(365,265)	(165,772)

	$1,392,455	$1,359,548	$707,883

December 31, 2009
Direct	$1,230,770	$1,241,488	$565,401
Assumed	465,575	456,596	235,237
Ceded	(375,220)	(381,192)	(196,578)

	$1,321,125	$1,316,892	$604,060

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Of the premiums ceded during the years ended December 31, 2011, 2010 and 2009, approximately 54%, 56% and 57% were ceded to four reinsurers, respectively.

9.    DEBT AND FINANCING ARRANGEMENTS

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

In 2006, Allied World Bermuda issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (“7.50% Senior Notes”), with interest on the notes payable on August 1 and February 1 of each year, commencing on February 1, 2007. The 7.50% Senior Notes were offered by the underwriters at a price of 99.71% of their principal amount, providing an effective yield to investors of 7.54%. Interest payable on the 7.50% Senior Notes at December 31, 2011 and 2010 was $15,625 and is included in “accounts payable and accrued liabilities” on the consolidated balance sheets. The 7.50% Senior Notes can be redeemed by Allied World Bermuda prior to maturity subject to payment of a “make-whole” premium. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 7.50% Senior Notes includes covenants and events of default that are usual and customary, but do not contain any financial covenants.

The 5.50% Senior Notes as well as the 7.50% Senior Notes have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Allied World Switzerland.

Accrued interest associated with the Company’s outstanding debt obligations was $17,688 and $17,687 as of December 31, 2011 and 2010, respectively, and included in “accounts payable and accrued liabilities” within the consolidated balance sheets. Consolidated interest expense associated with the Company’s outstanding debt obligations was $54,989, $40,242 and $39,019 for the years ended December 31, 2011, 2010 and 2009, respectively.

Allied World Bermuda has a collateralized amended letter of credit facility with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. The maximum aggregate amount available under this credit facility is $900,000 on an uncommitted basis.

In addition, Allied World Bermuda entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders that will terminate on November 27, 2012. The Credit Facility consists of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”). Both the Secured Facility and the Unsecured Facility have options to increase the aggregate commitments by up to $200,000, subject to approval of the lenders. The Credit Facility will be used for general corporate purposes and to issue standby letters of credit. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

that, among other things, require the Company to maintain certain leverage ratios, consolidated net worth and financial strength rating. Allied World Bermuda is in compliance with all covenants under the Facility as of December 31, 2011.

In May 2010, Allied World Capital (Europe) Limited established an irrevocable standby letter of credit in order to satisfy funding requirements of the Company’s Lloyd’s Syndicate 2232. As of December 31, 2011 the amount of the letter of credit was £59,000 ($90,955).

10.    GOODWILL AND INTANGIBLE ASSETS

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with indefinite lives	Intangible assets with finite lives	Total
Net balance at December 31, 2009	$268,376	$23,920	$36,439	$328,735
Additions	—	—	—	—
Amortization	—	—	(3,483)	(3,483)

Net balance at December 31, 2010	268,376	23,920	32,956	325,252
Additions	—	—	—	—
Amortization	—	—	(2,978)	(2,978)

Net balance December 31, 2011	$268,376	$23,920	$29,978	$322,274

Gross balance	268,532	23,920	48,200	340,652
Accumulated amortization	—	—	(11,356)	(11,356)
Impairments	(156)	—	(6,866)	(7,022)

Net balance	$268,376	$23,920	$29,978	$322,274

On October 20, 2008, the Company completed the purchase of Darwin. The fair value of the insurance licenses acquired was $8,000 at acquisition and was recorded as an intangible asset with an indefinite life. The fair value of the trademark, renewal rights, covenants-not-to-compete and the internally developed software acquired was $48,200 at acquisition and was recorded as intangible assets with finite lives. At the end of 2009, the Company made a strategic decision to market all products, with few limited exceptions, under the Allied World brand instead of under the Darwin brand. This resulted in a significant change in the extent and manner in which the trademark would be utilized. As such, a $6,866 impairment was incurred and included in “amortization and impairment of intangible assets” in the Company’s consolidated income statements for the year ended December 31, 2009 to write off the unamortized balance of the Darwin trademark. No additional impairment was incurred as the Company will continue to utilize and benefit from the existing renewal rights, covenants-not-to-compete and internally developed software. The amortization of the intangible assets with definite lives for the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter will be $2,533, $2,533, $2,533, $2,533, $2,533 and $17,313, respectively. The intangible assets will be amortized over a remaining useful life of 11.8 years. The Company also recognized goodwill of $264,615 related to the acquisition.

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland, Hong Kong and Singapore. The following tax years by jurisdiction are open to examination:

Fiscal Years
U.S. Internal Revenue Service (“IRS”) for the U.S. subsidiaries	2008 — 2011
Inland Revenue for the U.K. branches	2010 — 2011
Irish Revenue Commissioners for the Irish subsidiaries	2007 — 2011
Swiss Federal Tax Administration for the Swiss branch	2008 — 2011
Inland Revenue Department for the Hong Kong branch	2009 — 2011
Inland Revenue Authority for the Singapore branch	2010 — 2011

To the best of the Company’s knowledge, there are no examinations pending by any tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2011.

Income tax expense for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current income tax expense	$30,851	$14,560	$38,763
Deferred income tax expense (benefit)	129	12,385	(2,119)

Income tax expense	$30,980	$26,945	$36,644

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Our income is sourced from our Bermuda, U.S. and European operations. The income before income taxes for these operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Bermuda	$133,553	$609,880	$537,333
U.S.	63,175	76,084	95,631
Europe	108,800	5,986	10,567

Income before income taxes	$305,528	$691,950	$643,531

As of December 31, 2011 and 2010, the current tax receivable was $6,287 and $15,614, respectively, and has been included in “other assets” on the consolidated balance sheets. As of December 31, 2011, the current tax payable was $8,856 and has been included in “other liabilities” on the consolidated balance sheets.

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Reserve for losses and loss expenses	$20,580	$19,213
Equity compensation	15,920	13,230
Unearned premium	11,382	10,654
Deferred acquisition costs	8,506	6,228
Other-than-temporary impairments	506	514
Mark-to-market on securities acquired	80	1,251

Total deferred tax assets	56,974	51,090

Deferred tax liabilities:
Intangible assets	(16,500)	(17,448)
Realized gains	(6,317)	(1,803)
Depreciation	(4,391)	(2,496)
Unrealized appreciation and timing difference on investments	(3,135)	(6,168)
Market discount on bonds	(1,032)	(1,301)
Other deferred tax liabilities	(2,953)	(2,134)

Total deferred tax liabilities	(34,328)	(31,350)

Net deferred tax assets	$22,646	$19,740

Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The actual income tax rate for the years ended December 31, 2011 and 2010 differed from the amount computed by applying the effective tax rate of 7.8% under Swiss law to income before income taxes. For the year ended December 31, 2009, the actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes.

	2011	2010	2009
Income before taxes	$305,528	$691,950	$643,531
Expected tax rate	7.8%	7.8%	0.0%
Income not subject to income tax	(3.4)%	(7.8)%	0.0%
Foreign taxes at local expected tax rates	6.0%	3.7%	5.6%
Loss on sale of subsidiary	0.0%	(0.3)%	0.0%
Disallowed expenses and capital allowances	0.1%	0.1%	0.1%
Prior year refunds and adjustments	(0.6)%	0.6%	(0.1)%
Other	0.2%	(0.2)%	0.1%

Effective tax rate	10.1%	3.9%	5.7%

During the year ended December 31, 2011, Allied World Switzerland had income tax expense of $7,940, therefore its effective tax rate on income before taxes was 9.0%.

12.    SHAREHOLDERS’ EQUITY

a)    Authorized Shares

The issued share capital consists of the following:

	2011	2010
Common shares issued and fully paid, 2011: CHF 14.03 per share and 2010: CHF 15.00 per share	40,003,642	40,003,642

Share capital at end of year	557,153	600,055

Year Ended December 31, 2011
Total shares issued at beginning and end of period	40,003,642

Treasury shares issued, balance at beginning of period	1,914,416
Shares repurchased	1,419,163
Shares issued out of treasury	(1,072,068)

Total treasury shares at end of period	2,261,511

Total shares outstanding at end of period	37,742,131

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2011, there were outstanding 37,712,891 voting common shares and 29,240 non-voting common shares.

Allied World Switzerland’s articles of association authorize its Board of Directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 111,682 or 7,960,260 voting shares, and create conditional capital of 7,200,000 voting shares.

b)    Redomestication

As of December 31, 2010 in conjunction with our redomestication to Switzerland, we had share capital of CHF 597,020 comprised of 39,801,302 voting shares, with a par value of CHF 15.00 ($15.00) per share. In addition as of December 31, 2010, we had participation capital of CHF 3,035 comprised of 202,340 non-voting participation certificates, with a par value of CHF 15.00 ($15.00) per certificate. To effect the redomestication on December 1, 2010, Allied World Switzerland and Allied World Bermuda entered into a contribution-in-kind agreement. Under the terms of the contribution-in-kind agreement all issued and outstanding voting and non-voting shares of Allied World Bermuda were cancelled and issued to Allied World Switzerland as a contribution-in-kind in exchange for which the holders of such voting and non-voting shares immediately prior to the completion of the redomestication received the same number of voting and non-voting shares of Allied World Switzerland. As a result of the contribution-in-kind and the resulting par value changing from $0.03 to CHF 15.00, the share capital balance was increased to CHF 600,055 with an equal reduction in additional paid-in capital. At the time of contribution-in-kind the exchange rate between the U.S. Dollar and Swiss Franc was one-for-one.

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

In August 2010, Allied World Bermuda repurchased a warrant owned by The Chubb Corporation (“Chubb”) in a privately negotiated transaction. The warrant entitled Chubb to purchase 2,000,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrant for an aggregate purchase price of $32,819. In November 2010, Allied World Bermuda repurchased warrants owned by GS Capital Partners and other investment funds, which are affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and founding shareholders in a privately negotiated transaction. The warrants entitled Goldman Sachs to purchase 1,500,000 of Allied World Bermuda’s common shares for $34.20 per share. Allied World Bermuda repurchased the warrants for an aggregate purchase price of $37,197. In February 2011, the Company repurchased the last outstanding warrant owned by American International Group, Inc. (“AIG”) in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of the Company’s common shares for $34.20 per share. The Company repurchased the warrant for an aggregate purchase price of $53,620. The repurchases of the warrants were recognized as a reduction in “additional paid-in capital” on the consolidated balance sheets. The repurchases were executed separately from the share repurchase program discussed in Note 12(e) below. After these repurchases, Chubb, Goldman Sachs and AIG have no warrants remaining and no other disclosed equity interest in the Company.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

d)    Dividends

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

On May 5, 2011, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share. The Company made such quarterly dividend payments of $14,295 on August 5, 2011, $14,305 on October 7, 2011 and $14,302 on January 6, 2012, to shareholders of record on July 27, 2011, October 3, 2011 and December 23, 2011, respectively. The amount of the par value reductions were CHF 0.30, CHF 0.32 and CHF 0.35 based on the exchange rate as of July 18, 2011, September 19, 2011 and December 19, 2011 respectively. The Company distributed the third quarterly installment in January 2012 and expects to distribute the fourth quarterly installment in April 2012. Dividend payments are subject to Swiss law and other related factors described in the Company’s 2011 Proxy Statement and the Company’s other filings with the SEC.

The Company paid quarterly dividends of $0.20 per common share on each of April 1, 2010, June 10, 2010, September 9, 2010 and November 26, 2010, payable to shareholders of record on March 16, 2010, May 25, 2010, August 24, 2010 and November 15, 2010, respectively. Additionally, the Company paid a special dividend of $0.25 per common share related to our redomestication to Switzerland on November 26, 2010 to shareholders of record on November 15, 2010.

e)    Share Repurchases

In May 2010, the Company established a share repurchase program in order to repurchase its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. During the year ended December 31, 2011, the Company repurchased through open market purchases 1,419,163 shares at a total cost of $86,700 for an average price of $61.09 per share. These repurchased shares have been classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans.

In August 2010, the Company repurchased 5,000,000 of its common shares for $250,000, or $50.00 per share, in a privately negotiated transaction from Goldman Sachs. The shares repurchased were classified as “Treasury shares, at cost” on the consolidated balance sheets. In November 2010, the Company repurchased the remaining 3,159,793 common shares from Goldman Sachs for $185,448, or $58.69 per share. The repurchase price per common share is based on and reflects a 0.5% discount from the volume-weighted average trading price of the Company’s common shares on November 5, 2010. These repurchases were executed separately from the Company’s share repurchase program discussed above.

13.    EMPLOYEE BENEFIT PLANS

a)    Employee Option Plan

The Company has implemented the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). Under the Plan, up to 4,000,000 common shares may be issued. Options under the Plan are exercisable in certain limited conditions, expire after 10 years, and

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

generally vest pro-rata over four years from the date of grant. The exercise price of options issued are recommended by the Compensation Committee to the Board of Directors for approval but shall not be less than 100% of the fair market value of the common shares of Allied World Switzerland on the date the option award is granted.

		Year Ended December 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,272,739	$38.77
Granted	494,885	61.51
Exercised	(179,807)	(38.02)
Forfeited	(60,766)	(51.49)
Expired	(1,198)	(43.00)

Outstanding at end of year	1,525,853	45.72	6.9 years	$26,255

Exercisable at end of year	681,870	$36.35	5.0 years	$18,127

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $4,070, $5,888 and $4,283, respectively.

Assumptions used in the option-pricing model for the options granted during the years presented are as follows:

	Options Granted During the Year Ended December 31, 2011	Options Granted During the Year Ended December 31, 2010	Options Granted During the Year Ended December 31, 2009
Expected term of option	5.48 years	5.47 years	4.75 years
Weighted average risk-free interest rate	2.33%	2.65%	2.03%
Weighted average expected volatility	31.51%	42.35%	42.96%
Dividend yield	1.00%	1.25%	1.71%
Weighted average fair value on grant date	$18.27	$17.34	$12.80

Company specific information is used to determine the expected term of the option and the expected volatility. As a result, the expected term of the option is based on the historical terms of options granted since the inception of the Company and the expected volatility is based on the volatility of the fair market value of Allied World Switzerland’s common shares. The Company has assumed a weighted average annual forfeiture rate of 6.72% in determining the compensation expense over the service period.

Compensation expense of $4,098, $2,953 and $2,556 relating to the options have been included in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company has recorded in “additional paid-in capital” on the consolidated balance sheets an amount of $42,203 and $41,505, respectively, in connection with all options granted. During the year ended December 31, 2011 and 2010, the Company received cash upon the exercise of stock options of $6,837 and $9,598, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2011, there was remaining $10,887 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 1.7 years.

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

	Year Ended December 31, 2011
	RSUs	Weighted Average Grant Date Fair Value
Outstanding RSUs at beginning of year	851,078	$39.88
RSUs granted	47,198	61.18
Performance-based RSUs granted	139,210	61.51
RSUs forfeited	(41,252)	(34.32)
RSUs fully vested	(343,098)	(37.48)

Outstanding RSUs at end of year	653,136	$47.23

Beginning in 2010 the Company granted performance-based RSUs in lieu of utilizing the LTIP. The performance-based RSUs are structured in exactly the same form as shares issued under the LTIP in terms of vesting restrictions and achievement of established performance criteria and are accounted for consistent with the accounting policy described in Note 2(k). For the performance-based RSUs granted in 2011 and 2010, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2011 and 2010 are expensed at 100% of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

Compensation expense of $13,140, $13,473 and $9,003 relating to the issuance of the RSUs has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2011, 2010 and 2009, respectively. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the date of grant. The Company has assumed a weighted average annual forfeiture rate, excluding performance-based RSUs, of 2.80% in determining the compensation expense over the service period. The Company believes it is unlikely that performance-based RSUs will be forfeited as these awards are issued to senior management. Thus, no forfeiture rate is applied to the performance-based RSUs. The RSUs vested in 2011, 2010 and 2009 had intrinsic values of $19,732, $17,302 and $6,212 at the time of vesting, based on average market values per share of $57.52, $47.49 and $39.79, respectively.

As of December 31, 2011 and 2010, the Company has recorded $28,380 and $37,991, respectively, in “additional paid-in capital” on the consolidated balance sheets in connection with the RSUs awarded.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2011, there was remaining $15,139 of total unrecognized compensation expense related to unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 1.4 years. Based on a December 31, 2011 market value of $62.93 per share, the outstanding RSUs had an intrinsic value of $41,102.

c)    Long-Term Incentive Plan

The Company has implemented the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan. Each award under the LTIP represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable three-year performance period. A total of 2,000,000 common shares may be issued under the LTIP. The awards granted in 2008 generally vested after the fiscal year ended December 31, 2010; however, a portion of this award will vest after the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP.

	Year Ended December 31, 2011
	LTIP	Weighted Average Grant Date Fair Value
Outstanding LTIP awards at beginning of year	773,411	$41.74
Additional LTIP awards granted due to the achievement of 2008 — 2010 performance criteria	212,938	43.27
LTIP awards forfeited	(19,750)	41.39
LTIP awards vested	(642,563)	43.25

Outstanding LTIP awards at end of year	324,036	$39.78

Compensation expense of $5,056, $17,817 and $25,580 relating to the LTIP has been recognized in “general and administrative expenses” in the Company’s consolidated income statements for the years ended December 31, 2011, 2010 and 2009, respectively. The compensation expense for the LTIP is based on the fair market value of the Company’s common shares at the time of grant. The LTIP is deemed to be an equity plan and as such, $49,171 and $77,728 have been included in “additional paid-in capital” on the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, there was remaining $375 of total unrecognized compensation expense related to unvested LTIP awards. This expense is expected to be recognized over a period of one year. Based on a December 31, 2011 market value of $62.93 per share, the outstanding LTIP awards had an intrinsic value of $30,587.

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

At December 31, 2011 and 2010, the Company had recorded liabilities of $3,425 and $4,919, respectively, for the LTIP in “accounts payable and accrued expenses” on the consolidated balance sheets. The Company recognized $3,219, $932 and $5,851 in expenses related to the Darwin LTIP during the years ended December 31, 2011, 2010 and 2009, respectively, which have been included in “general and administrative expenses” in the Company’s consolidated income statements. The Darwin LTIP is in run-off and any awards after 2008 to former participants in the Darwin LTIP are being granted under Allied World Switzerland’s stock plans.

d)    Cash-Equivalent Stock Awards

Since 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and performance-based awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, we establish a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements. For the years ended December 31, 2011, 2010 and 2009, the expense recognized for the cash-equivalent stock awards was $20,295, $15,132 and $3,260, respectively.

The following table shows the total stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
	2011	2010	2009
Stock Options	$4,098	$2,953	$2,556
RSUs	13,140	13,473	9,003
LTIP	5,056	17,817	25,580
Cash-equivalent stock awards	20,295	15,132	3,260

Total	$42,589	$49,375	$40,399

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

e)    Pension Plans

The Company provides defined contribution retirement plans for its employees and officers. Pursuant to the employees’ plan, each participant can contribute 5% or more of their salary and the Company will contribute an amount equal to 5% of each participant’s salary. Officers are also eligible to participate in one of various supplementary retirement plans, in which each participant may contribute up to 25% of their annual base salary. The Company will contribute to the officer plans an amount equal to 10% of each officer’s annual base salary. The Company contributes under the Supplemental Executive Retirement Plan (“SERP”) up to 10% of a participant’s annual base salary in excess of the then-effective maximum amount of annual compensation that could be taken into account under a qualified plan under the Internal Revenue Code, as established by the Internal Revenue Service from time to time, with an annual base salary cap of $600. The amount that an individual employee or officer can contribute may also be subject to any regulatory requirements relating to the country of which the individual is a citizen. The amounts funded and expensed during the years ended December 31, 2011, 2010 and 2009 were $7,165, $8,011 and $4,886, respectively.

f)    Employee Share Purchase Plan

Under the Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan (“ESPP”), eligible employees of the Company may purchase common shares of the Company at a 15% discount from the fair market value of one common share on the last trading day of each offering period. Employees purchase a variable number of common shares through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 1,000,000 common shares to eligible employees under the ESPP. The amount expensed during the years ended December 31, 2011, 2010 and 2009 were $207, $160 and $162, respectively.

14.    EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	2011	2010	2009
Basic earnings per share
Net income	$274,548	$665,005	$606,887
Weighted average common shares outstanding	38,093,351	46,491,279	49,503,438

Basic earnings per share	$7.21	$14.30	$12.26

Diluted earnings per share
Net income	$274,548	$665,005	$606,887
Weighted average common shares outstanding	38,093,351	46,491,279	49,503,438
Share equivalents:
Warrants and options	387,549	1,668,262	1,241,644
Restricted stock units	418,588	669,006	413,714
LTIP awards	767,176	1,084,389	833,878
Employee share repurchase plan	1,241	381	—

Weighted average common shares and common share equivalents outstanding — diluted	39,667,905	49,913,317	51,992,674

Diluted earnings per share	$6.92	$13.32	$11.67

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

For the years ended December 31, 2011, 2010 and 2009, a weighted average of 557,039, 452,354 and 709,793 employee stock options, respectively, were considered anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the years ended December 31, 2011, 2010 and 2009, a weighted average of 141,633, nil and 133,072 RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

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

As of December 31, 2011 and 2010, substantially all of the Company’s cash and investments were held with one custodian.

Of the $1,002,919 of reinsurance recoverables as of December 31, 2011, 48% was recoverable from four reinsurers, of which two reinsurers are rated A+ by A.M. Best Company and two reinsurers are rated A by A.M. Best Company. Of the $927,588 of reinsurance recoverables as of December 31, 2010, 48% was recoverable from four reinsurers, of which two reinsurers are rated A by A.M. Best Company and two reinsurers are rated A+ by Standard & Poor’s. The Company believes that these reinsurers are able to meet, and will meet, all of their obligations under their reinsurance agreements.

Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. Consequently, the Company has not included any material allowance for doubtful accounts against the receivable balance. Of the $652,158 in insurance balances receivable as of December 31, 2011, $2,639 was past due over 90 days, which represented 0.4% of the total balance. Of the $529,927 in insurance balances receivable as of December 31, 2010, $2,658 was past due over 90 days, which represented 0.5% of the total balance.

b)    Operating Leases

The Company leases office space under operating leases expiring in various years through 2022. The following are future minimum rental payments as of December 31, 2011:

2012	$12,858
2013	13,105
2014	11,075
2015	9,640
2016	9,640
2017 through 2022	37,678

$93,996

Total rental expenses for the years ended December 31, 2011, 2010 and 2009 were $12,807, $13,750 and $12,211, respectively. During the year ended December 31, 2010, the Company terminated one of its office leases and recognized a termination fee of $1,128.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

c)    Producers

For the year ended December 31, 2011, three producers individually accounted for 10% or more of total gross premiums written. These producers accounted for 23%, 21% and 11% of gross premiums written, respectively. For the year ended December 31, 2010, two producers individually accounted for 10% or more of total gross premiums written. These producers accounted for 24% and 20% of gross premiums written, respectively. For the year ended December 31, 2009, two producers individually accounted for 10% or more of total gross premiums written. These producers accounted for 26% and 21% of gross premiums written, respectively. Each of these producers intermediate on business written in all three segments, namely U.S. insurance, international insurance and reinsurance.

d)    Legal Proceedings

In April 2006, a complaint entitled New Cingular Wireless Headquarters, LLC et al. v. Marsh & McLennan Companies, Inc., et al. was filed against numerous brokers and 78 insurers including our insurance subsidiary in Bermuda, Allied World Assurance Company, Ltd. Plaintiffs allege that the broker defendants used a variety of illegal schemes and anti-competitive practices that resulted in the plaintiffs either paying more for insurance products or receiving less beneficial terms than the competitive market would have produced. Plaintiffs seek equitable and legal remedies, including injunctive relief, consequential and punitive damages, treble damages and attorneys’ fees. Due to various pending procedural matters, the litigation has not progressed beyond the discovery phase. While it is not possible to predict the outcome of the litigation, the Company does not believe that the outcome will have a material effect on its operations or financial position.

The Company may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material effect on the Company’s results of operations.

16.    STATUTORY CAPITAL AND SURPLUS

Allied World Switzerland’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Allied World Switzerland and its subsidiaries operate.

The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations as amended (the “Insurance Act”). As a Class 4 insurer, Allied World Assurance Company, Ltd is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the enhanced capital requirements as determined by the Bermuda Monetary Authority (“BMA”) under the Bermuda Solvency Capital Requirement model (“BSCR model”). The BSCR model is a risk-based capital model that provides a method for determining an insurer’s capital requirements (statutory capital and surplus) taking into account the risk characteristics of different aspects of the company’s business. The minimum solvency margin Allied World Assurance Company, Ltd is required to maintain is equal to the greatest of (1) $100,000, (2) 50% of net premiums written (being gross written premium less ceded premiums, with a maximum of 25% of gross premiums considered as ceded premiums for the purpose of this calculation) and (3) 15% of the reserve for losses and loss expenses. In addition, this subsidiary is required to maintain a minimum liquidity ratio.

As of December 31, 2011 and 2010, this subsidiary had statutory capital and surplus of approximately $3,184,294 and $2,944,351, respectively. As of December 31, 2011 and 2010, the minimum solvency margin required was $591,050 and $551,203, respectively. The Insurance Act limits the maximum amount of annual dividends or distributions paid by this subsidiary to Allied World Bermuda without notification to the BMA of such payment (and in certain cases prior approval of the BMA). As of December 31, 2011 and 2010, the maximum amount of dividends that could be paid without such notification was $796,074 and $736,088, respectively. For the years ended December 31, 2011, 2010 and 2009, the statutory net income was $197,624, $666,372 and $570,306, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The Company’s U.S. insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting differs from U.S. GAAP accounting in the treatment of various items, including reporting of investments, acquisition costs and deferred income taxes. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2011 and 2010, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

The amount of dividends that can be distributed by the U.S. subsidiaries without prior approval by the applicable insurance commissioners is $80,900 and $74,726 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, these subsidiaries had a combined statutory capital and surplus of approximately $1,054,441 and $1,004,616, respectively. For the years ended December 31, 2011, 2010 and 2009, the combined statutory net income was $44,974, $63,304 and $79,622, respectively.

The Company’s Irish insurance subsidiary, Allied World Assurance Company (Europe) Limited, is regulated by the Irish Financial Regulator pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2009 (the “Irish Insurance Acts and Regulations”). This subsidiary’s accounts are prepared in accordance with the Irish Companies Acts, 1963 to 2009 and the Irish Insurance Acts and Regulations. This subsidiary is obliged to maintain a minimum level of capital and a “Minimum Guarantee Fund”. The Minimum Guarantee Fund includes share capital and capital contributions. As of December 31, 2011 and 2010, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2011 and 2010, this subsidiary had statutory capital and surplus of approximately $62,349 and $59,300, respectively. As of December 31, 2011 and 2010 the minimum capital and surplus required to be held was $12,907 and $13,235, respectively. The statutory net income was $3,049, $4,514 and $1,681 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s Irish reinsurance subsidiary, Allied World Assurance Company (Reinsurance) Limited, is regulated by the Central Bank of Ireland pursuant to the Central Bank Acts 1942 to 2010 and the provision of the European Communities (Reinsurance) Regulations 2006 (which transposed the E.U. Reinsurance Directive into Irish law) and maintains branches in London, England and Zug, Switzerland. This subsidiary is obliged to maintain a minimum level of capital, the “Required Minimum Margin”. As of December 31, 2011 and 2010, this subsidiary met those requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution. As of December 31, 2011 and 2010, this subsidiary had statutory capital and surplus of approximately $340,807 and $329,266, respectively. The minimum capital and surplus requirement as of December 31, 2011 and 2010 was approximately $9,150 and $10,712, respectively. The statutory net income was $11,541, $4,864 and $12,227 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s Swiss insurance subsidiary, Allied World Assurance Company, AG, is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervisory Law 2004 to 2006. This subsidiary’s accounts are prepared in accordance with the Swiss Code of Obligation 1911 to 2012 and

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

the Insurance Supervisory Law 2004 to 2006. This subsidiary is obligated to maintain a minimum level of capital based on the Swiss Code of Obligation, a minimum of tied assets based on the Insurance Supervisory Law and a minimum solvency margin based on the Solvency 1 and Swiss Solvency Test regulations as stipulated by the Insurance Supervisory Law. As of December 31, 2011, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves which consist of retained earnings, the current year profit and legal reserves to a certain extent. Any dividend requires approval of the shareholders and in case of the dividend exceeding the current year profit, approval is also required from FINMA. The solvency and capital requirements must still be met following any distribution. As of December 31, 2011, this subsidiary had statutory capital and surplus of approximately $57,195. The statutory net income was $1,221 for the year ended December 31, 2011.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table provides a summary of the segment results for the years ended December 31, 2011, 2010 and 2009.

2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$838,567	$530,450	$570,504	$1,939,521
Net premiums written	639,196	325,094	569,476	1,533,766
Net premiums earned	584,303	317,006	555,683	1,456,992
Net losses and loss expenses	(387,099)	(206,593)	(365,464)	(959,156)
Acquisition costs	(74,976)	2,781	(95,100)	(167,295)
General and administrative expenses	(124,434)	(84,290)	(62,932)	(271,656)

Underwriting (loss) income	(2,206)	28,904	32,187	58,885
Net investment income				195,948
Net realized investment gains				10,077
Other income—termination fee				101,744
Net impairment charges recognized in earnings				—
Amortization and impairment of intangible assets				(2,978)
Interest expense				(54,989)
Foreign exchange loss				(3,159)

Income before income taxes				$305,528

Loss and loss expense ratio	66.2%	65.2%	65.8%	65.8%
Acquisition cost ratio	12.8%	(0.9)%	17.1%	11.5%
General and administrative expense ratio	21.3%	26.6%	11.3%	18.6%

Combined ratio	100.3%	90.9%	94.2%	95.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2010	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$729,267	$504,937	$524,193	$1,758,397
Net premiums written	551,063	319,083	522,309	1,392,455
Net premiums earned	518,444	338,791	502,313	1,359,548
Other income	913	—	—	913
Net losses and loss expenses	(297,517)	(160,153)	(250,213)	(707,883)
Acquisition costs	(67,797)	460	(92,152)	(159,489)
General and administrative expenses	(128,556)	(94,226)	(63,775)	(286,557)

Underwriting income	25,487	84,872	96,173	206,532
Net investment income				244,143
Net realized investment gains				285,612
Net impairment charges recognized in earnings				(168)
Amortization and impairment of intangible assets				(3,483)
Interest expense				(40,242)
Foreign exchange loss				(444)

Income before income taxes				$691,950

Loss and loss expense ratio	57.4%	47.3%	49.8%	52.1%
Acquisition cost ratio	13.1%	(0.1)%	18.3%	11.7%
General and administrative expense ratio	24.8%	27.8%	12.7%	21.1%

Combined ratio	95.3%	75.0%	80.8%	84.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

2009	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$674,826	$555,944	$465,575	$1,696,345
Net premiums written	493,067	362,893	465,165	1,321,125
Net premiums earned	447,491	413,170	456,231	1,316,892
Other income	1,506	—	—	1,506
Net losses and loss expenses	(211,363)	(158,062)	(234,635)	(604,060)
Acquisition costs	(58,114)	(2,742)	(87,991)	(148,847)
General and administrative expenses	(115,797)	(84,390)	(48,405)	(248,592)

Underwriting income	63,723	167,976	85,200	316,899
Net investment income				300,675
Net realized investment gains				126,352
Net impairment charges recognized in earnings				(49,577)
Amortization and impairment of intangible assets				(11,051)
Interest expense				(39,019)
Foreign exchange loss				(748)

Income before income taxes				$643,531

Loss and loss expense ratio	47.2%	38.3%	51.4%	45.9%
Acquisition cost ratio	13.0%	0.7%	19.3%	11.3%
General and administrative expense ratio	25.9%	20.4%	10.6%	18.9%

Combined ratio	86.1%	59.4%	81.3%	76.1%

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries for the years ended December 31, 2011, 2010 and 2009. All inter-company premiums have been eliminated.

	2011	2010	2009
United States	$880,073	$815,284	$748,111
Bermuda	418,560	411,685	433,419
Europe	155,317	139,902	134,253
Hong Kong	11,696	8,553	5,342
Singapore	68,120	17,031	—

Total net premiums written	$1,533,766	$1,392,455	$1,321,125

18.    OTHER INCOME

In late 2011, the Company reached a mutual agreement with Transatlantic Holdings, Inc. to terminate the previously announced merger agreement. Under the terms of the termination agreement, the Company received termination fees (net of expenses) of $101,744, which have been included within “Other income” on the consolidated income statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

19.    CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present condensed consolidating financial information as of December 31, 2011, and 2010, and for the years ended December 31, 2011, 2010, and 2009, for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100% owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the 5.50% Senior Notes and the 7.50% Senior Notes issued by the Subsidiary Issuer.

Condensed Consolidating Balance Sheet:

As of December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,406,594	$—	$7,406,594
Cash and cash equivalents	112,672	8,886	512,438	—	633,996
Insurance balances receivable	—	—	652,158	—	652,158
Prepaid reinsurance	—	—	226,721	—	226,721
Reinsurance recoverable	—	—	1,002,919	—	1,002,919
Net deferred acquisition costs	—	—	100,334	—	100,334
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	53,898	—	53,898
Balances receivable on sale of investments	—	—	580,443	—	580,443
Investments in subsidiaries	3,064,066	3,964,585	—	(7,028,651)	—
Due (to) from subsidiaries	(4,853)	(6,769)	11,622	—	—
Other assets	1,504	6,367	188,848	—	196,719

Total assets	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,225,143	$—	$5,225,143
Unearned premiums	—	—	1,078,412	—	1,078,412
Reinsurance balances payable	—	—	124,539	—	124,539
Balances due on purchases of investments	—	—	616,728	—	616,728
Senior notes	—	797,949	—	—	797,949
Accounts payable and accrued liabilities	24,367	17,688	88,310	—	130,365

Total liabilities	24,367	815,637	7,133,132	—	7,973,136

Total shareholders’ equity	3,149,022	3,157,432	3,871,219	(7,028,651)	3,149,022

Total liabilities and shareholders’ equity	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2010	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,183,554	$—	$7,183,554
Cash and cash equivalents	138,488	125,663	492,844	—	756,995
Insurance balances receivable	—	—	529,927	—	529,927
Prepaid reinsurance	—	—	187,287	—	187,287
Reinsurance recoverable	—	—	927,588	—	927,588
Net deferred acquisition costs	—	—	96,803	—	96,803
Goodwill	—	—	268,376	—	268,376
Intangible assets	—	—	56,876	—	56,876
Balances receivable on sale of investments	—	—	188,408	—	188,408
Investments in subsidiaries	2,944,975	3,683,454	—	(6,628,429)	—
Due (to) from subsidiaries	(7,143)	(9,419)	16,562	—	—
Other assets	—	8,801	223,016	—	231,817

Total assets	$3,076,320	$3,808,499	$10,171,241	$(6,628,429)	$10,427,631

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$4,879,188	$—	$4,879,188
Unearned premiums	—	—	962,203	—	962,203
Reinsurance balances payable	—	—	99,732	—	99,732
Balances due on purchases of investments	—	—	506,978	—	506,978
Senior notes	—	797,700	—	—	797,700
Accounts payable and accrued liabilities	500	18,111	87,399	—	106,010

Total liabilities	500	815,811	6,535,500	—	7,351,811

Total shareholders’ equity	3,075,820	2,992,688	3,635,741	(6,628,429)	3,075,820

Total liabilities and shareholders’ equity	$3,076,320	$3,808,499	$10,171,241	$(6,628,429)	$10,427,631

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Income Statement:

For the year ended December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating adjustments	Allied World Switzerland Consolidated
REVENUES:
Gross premiums written	$—	$—	$1,939,521	$—	$1,939,521
Premiums ceded	—	—	(405,755)	—	(405,755)

Net premiums written	—	—	1,533,766	—	1,533,766
Change in unearned premiums	—	—	(76,774)	—	(76,774)

Net premiums earned	—	—	1,456,992	—	1,456,992
Net investment income	64	26	195,858	—	195,948
Net realized investment gains (losses)	—	(53,620)	10,077	53,620	10,077
Net impairment charges recognized in earnings	—	—	—	—	—
Other income	101,744	—	—	—	101,744

	101,808	(53,594)	1,662,927	53,620	1,764,761

EXPENSES:					—
Net losses and loss expenses	—	—	959,156	—	959,156
Acquisition costs	—	—	167,295	—	167,295
General and administrative expenses	13,354	5,823	252,479	—	271,656
Amortization and impairment of intangible assets	—	—	2,978	—	2,978
Interest expense	—	54,989	—	—	54,989
Foreign exchange loss (gain)	(9)	978	2,190	—	3,159
Income tax expense	7,940	—	23,040	—	30,980

	21,285	61,790	1,407,138	—	1,490,213

Income (loss) before equity in earnings of consolidated subsidiaries	80,523	(115,384)	255,789	53,620	274,548
Equity in earnings of consolidated subsidiaries	194,025	309,920	—	(503,945)	—

NET INCOME	$274,548	$194,536	$255,789	$(450,325)	$274,548

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

For the Year Ended December 31, 2010	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating adjustments	Allied World Switzerland Consolidated
REVENUES:
Gross premiums written	$—	$—	$1,758,397	$—	$1,758,397
Premiums ceded	—	—	(365,942)	—	(365,942)

Net premiums written	—	—	1,392,455	—	1,392,455
Change in unearned premiums			(32,907)	—	(32,907)

Net premiums earned	—	—	1,359,548	—	1,359,548
Net investment income	16	77	244,050	—	244,143
Net realized investment (losses) gains	—	(3,958)	289,570	—	285,612
Net impairment charges recognized in earnings	—	—	(168)	—	(168)
Other income	—	—	913	—	913

	16	(3,881)	1,893,913	—	1,890,048

EXPENSES:
Net losses and loss expenses	—	—	707,883	—	707,883
Acquisition costs	—	—	159,489	—	159,489
General and administrative expenses	2,175	15,031	269,351	—	286,557
Amortization and impairment of intangible assets	—	—	3,483	—	3,483
Interest expense	—	40,242	—	—	40,242
Foreign exchange (gain) loss	(7)	(524)	975	—	444
Income tax expense	—	—	26,945	—	26,945

	2,168	54,749	1,168,126	—	1,225,043

(Loss) income before equity in earnings of consolidated subsidiaries	(2,152)	(58,630)	725,787	—	665,005
Equity in earnings of consolidated subsidiaries	667,157	725,787	—	(1,392,944)	—

NET INCOME (LOSS)	$665,005	$667,157	$725,787	$(1,392,944)	$665,005

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

For the Year Ended December 31, 2009	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating adjustments	Allied World Switzerland Consolidated
REVENUES:
Gross premiums written	$—	$—	$1,696,345	$—	$1,696,345
Premiums ceded	—	—	(375,220)	—	(375,220)

Net premiums written	—	—	1,321,125	—	1,321,125
Change in unearned premiums	—	—	(4,233)	—	(4,233)

Net premiums earned	—	—	1,316,892	—	1,316,892
Net investment income	—	297	300,378	—	300,675
Net realized investment gains	—	—	126,352	—	126,352
Net impairment charges recognized in earnings	—	—	(49,577)	—	(49,577)
Other income	—	—	1,506	—	1,506

	—	297	1,695,551	—	1,695,848

EXPENSES:
Net losses and loss expenses	—	—	604,060	—	604,060
Acquisition costs	—	—	148,847	—	148,847
General and administrative expenses	—	6,477	242,115	—	248,592
Amortization and impairment of intangible assets	—	—	11,051	—	11,051
Interest expense	—	39,019	—	—	39,019
Foreign exchange loss	—	—	748	—	748
Income tax expense	—	—	36,644	—	36,644

	—	45,496	1,043,465	—	1,088,961

(Loss) income before equity in earnings of consolidated subsidiaries	—	(45,199)	652,086	—	606,887
Equity in earnings of consolidated subsidiaries	—	652,086	—	(652,086)	—

NET INCOME (LOSS)	$—	$606,887	$652,086	$(652,086)	$606,887

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Statement of Cash Flows:

For the year ended December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$274,548	$194,536	$255,789	$(450,325)	$274,548
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(194,025)	(309,920)	—	503,945	—
Stock compensation expenses	1,297	—	20,997	—	22,294
Amortization of discount on senior notes	—	249	—	—	249
Other assets	(1,504)	53,155	(243,939)	(53,620)	(245,908)
Accounts payable and accrued liabilities	7,276	(424)	490,173	—	497,025

Net cash provided by operating activities	87,592	(62,404)	523,020	—	548,208

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed maturity investments—available for sale	—	—	(727)	—	(727)
Purchase of fixed maturity investments—trading	—	—	(7,472,926)	—	(7,472,926)
Purchases of equity securities and other invested assets	—	—	(663,084)	—	(663,084)
Sales of fixed maturity investments—available for sale	—	—	609,833	—	609,833
Sales of fixed maturity investments—trading	—	—	6,757,787	—	6,757,787
Sale of equity securities and other invested assets	—	—	256,047	—	256,047
Other	(4,496)	—	8,442	—	3,946

Net cash used in investing activities	(4,496)	—	(504,628)	—	(509,124)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Partial par value reduction	(28,600)	—	—	—	(28,600)
Proceeds from the exercise of stock options	6,837	—	—	—	6,837
Share repurchase	(86,700)	—	—	—	(86,700)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Other	(449)	(753)	1,202	—	—

Net cash used in financing activities	(108,912)	(54,373)	1,202	—	(162,083)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,816)	(116,777)	19,594	—	(122,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,672	$8,886	$512,438	$—	$633,996

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

For the Year Ended December 31, 2010	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$665,005	$667,157	$725,787	$(1,392,944)	$665,005
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(667,157)	(725,787)	—	1,392,944	—
Dividends received from subsidiaries	—	750,000	—	(750,000)	—
Stock compensation expenses	44	514	33,685	—	34,243
Amortization of discount on senior notes	—	149	—	—	149
Other assets	—	(3,720)	(246,274)	—	(249,994)
Accounts payable and accrued liabilities	7,643	(276)	(7,979)	—	(612)
Interest payable	—	2,063	—	—	2,063

Net cash provided by operating activities	5,535	690,100	505,219	(750,000)	450,854

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(133,079)	—	(133,079)
Purchase of fixed maturity investments — trading	—	—	(12,637,892)	—	(12,637,892)
Purchases of other invested assets	—	—	(343,956)	—	(343,956)
Sales of fixed maturity investments — available for sale	—	—	2,687,129	—	2,687,129
Sales of fixed maturity investments — trading	—	—	10,917,962	—	10,917,962
Sale of other invested assets	—	—	28,285	—	28,285
Other	—	(2,004)	(16,382)		(18,386)

Net cash (used in) provided by investing activities	—	(2,004)	502,067	—	500,063

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	—	(47,712)	(750,000)	750,000	(47,712)
Proceeds from the exercise of stock options	—	9,598	—	—	9,598
Share repurchase	(27,047)	(647,615)	—	—	(674,662)
Proceeds from senior notes	—	298,632	—	—	298,632
Stock compensation funding due from subsidiaries	—	1,954	(1,954)	—	—
Capital contribution	160,000	(160,000)	—	—	—
Other	—	(71,139)	(827)		(71,966)

Net cash used in financing activities	132,953	(616,282)	(752,781)	750,000	(486,110)

NET INCREASE IN CASH AND CASH EQUIVALENTS	138,488	71,814	254,505	—	464,807
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	53,849	238,339	—	292,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$138,488	$125,663	$492,844	$—	$756,995

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

For the Year Ended December 31, 2009	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$—	$606,887	$652,086	$(652,086)	$606,887
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	—	(652,086)	—	652,086	—
Dividends received from subsidiaries	—	75,000	—	(75,000)	—
Stock compensation expenses	—	468	39,931	—	40,399
Amortization of discount on senior notes	—	495	—	—	495
Other assets	—	(3,058)	(171,708)	—	(174,766)
Accounts payable and accrued liabilities	—	166	196,469	—	196,635
Interest payable	—	(687)	—	—	(687)

Net cash provided by operating activities	—	27,185	716,778	(75,000)	668,963

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed maturity investments — available for sale	—	—	(6,504,094)	—	(6,504,094)
Purchase of fixed maturity investments — trading	—	—	(4,338,454)	—	(4,338,454)
Purchases of other invested assets	—	—	(166,848)	—	(166,848)
Sales of fixed maturity investments — available for sale	—	—	8,346,180	—	8,346,180
Sales of fixed maturity investments — trading	—	—	1,818,736	—	1,818,736
Sale of other invested assets	—	—	133,057	—	133,057
Other	—	—	128,827	—	128,827

Net cash used in investing activities	—	—	(582,596)	—	(582,596)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	—	(36,689)	(75,000)	75,000	(36,689)
Proceeds from the exercise of stock options	—	7,442	—	—	7,442
Proceeds from senior notes	—	(243,750)	—	—	(243,750)
Stock compensation funding due from subsidiaries	—	2,677	(2,677)	—	—
Other	—	—	(177,010)	—	(177,010)

Net cash used in financing activities	—	(270,320)	(254,687)	75,000	(450,007)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(243,135)	(120,505)	—	(363,640)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	296,984	358,844	—	655,828

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$53,849	$238,339	$—	$292,188

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

20.    UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2011 and 2010:

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
REVENUES:
Gross premiums written	$416,537	$442,698	$519,598	$560,688
Premiums ceded	(109,705)	(92,438)	(123,795)	(79,817)

Net premiums written	306,832	350,260	395,803	480,871
Change in unearned premiums	88,637	21,080	(40,496)	(145,995)

Net premiums earned	395,469	371,340	355,307	334,876
Net investment income	45,489	47,883	52,368	50,208
Net realized investment gains (losses)	31,632	(130,809)	58,878	50,376
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	—	—	—
Portion of loss recognized in other comprehensive income, before taxes	—	—	—	—

Net impairment charges recognized in earnings	—	—	—	—
Other income—termination fee	66,744	35,000	—	—

	539,334	323,414	466,553	435,460

EXPENSES:
Net losses and loss expenses	213,345	205,546	235,813	304,452
Acquisition costs	46,562	39,680	42,971	38,082
General and administrative expenses	70,492	66,007	67,201	67,956
Amortization and impairment of intangible assets	678	767	766	767
Interest expense	13,754	13,748	13,745	13,742
Foreign exchange (gain) loss	(549)	2,966	1,184	(442)

	344,282	328,714	361,680	424,557

Income (loss) before income taxes	195,052	(5,300)	104,873	10,903
Income tax expense	11,952	5,672	11,073	2,283

NET INCOME (LOSS)	$183,100	$(10,972)	$93,800	$8,620

Basic earnings (loss) per share	$4.80	$(0.29)	$2.45	$0.23
Diluted earnings (loss) per share	$4.63	$(0.29)	$2.36	$0.21
Weighted average common shares outstanding	38,138,558	38,110,368	38,346,489	38,199,867
Weighted average common shares and common share equivalents outstanding	39,524,273	38,110,368	39,800,753	40,383,523

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
REVENUES:
Gross premiums written	$381,942	$378,445	$493,847	$504,163
Premiums ceded	(94,743)	(76,276)	(124,052)	(70,871)

Net premiums written	287,199	302,169	369,795	433,292
Change in unearned premiums	55,605	37,327	(30,871)	(94,968)

Net premiums earned	342,804	339,496	338,924	338,324
Net investment income	50,168	59,479	65,594	68,902
Net realized investment (losses) gains	(3,738)	116,930	94,933	77,487
Net impairment charges recognized in earnings:
Total other-than-temporary impairment charges	—	—	—	(168)
Portion of loss recognized in other comprehensive income, before taxes	—	—	—	—

Net impairment charges recognized in earnings	—	—	—	(168)
Other income	—	—	616	297

	389,234	515,905	500,067	484,842

EXPENSES:
Net losses and loss expenses	160,019	126,988	188,722	232,154
Acquisition costs	38,848	41,919	37,938	40,784
General and administrative expenses	85,134	69,871	68,089	63,463
Amortization and impairment of intangible assets	808	892	891	892
Interest expense	11,650	9,533	9,531	9,528
Foreign exchange loss (gain)	196	(1,387)	559	1,076

	296,655	247,816	305,730	347,897

Income before income taxes	92,579	268,089	194,337	136,945
Income tax (benefit) expense	(207)	13,569	10,378	3,205

NET INCOME	$92,786	$254,520	$183,959	$133,740

Basic earnings per share	$2.30	$5.59	$3.66	$2.67
Diluted earnings per share	$2.13	$5.21	$3.47	$2.52
Weighted average common shares outstanding	40,291,620	45,544,060	50,222,974	50,023,816
Weighted average common shares and common share equivalents outstanding	43,501,068	48,839,991	52,974,410	53,115,756

Schedule II

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONDENSED BALANCE SHEETS — PARENT COMPANY

as of December 31, 2011 and 2010

(Expressed in thousands of United States dollars, except share and per share amounts)

	2011	2010
ASSETS:
Cash and cash equivalents	$112,672	$138,488
Investments in subsidiaries	3,064,066	2,944,975
Balances due from subsidiaries	(4,853)	(7,143)
Other assets	1,504	—

Total assets	$3,173,389	$3,076,320

LIABILITIES:
Accounts payable and accrued liabilities	$24,367	$500

Total liabilities	$24,367	$500

SHAREHOLDERS’ EQUITY:
Common shares, 2011: par value CHF 14.03 per share and 2010: par value CHF 15.00 per share, (2011: 40,003,642; 2010: 40,003,642 shares issued and 2011: 37,742,131; 2010: 38,089,226 shares outstanding)	557,153	600,055
Additional paid-in capital	78,225	170,239
Treasury shares, at cost (2011: 2,261,511; 2010: 1,914,416)	(136,590)	(112,811)
Retained earnings	2,635,750	2,361,202
Accumulated other comprehensive income	14,484	57,135

Total shareholders’ equity	$3,149,022	$3,075,820

Total liabilities and shareholders’ equity	$3,173,389	$3,076,320

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONDENSED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME — PARENT COMPANY

for the Years Ended December 31, 2011, 2010 and 2009

(Expressed in thousands of United States dollars)

	2011	2010	2009(1)
REVENUES:
Net investment income	$64	$16	$297
Other income	101,744	—	—

	101,808	16	297

EXPENSES:
General and administrative expenses	13,354	2,175	6,477
Interest expense	—	—	39,019
Foreign exchange gain	(9)	(7)	—
Income tax expense	7,940	—	—

	21,285	2,168	45,496

Income (loss) before equity in earnings of consolidated subsidiaries	80,523	(2,152)	(45,199)
Equity in earnings of consolidated subsidiaries	194,025	667,157	652,086

NET INCOME	$274,548	$665,005	$606,887

Other comprehensive (loss) income
Unrealized gains on investments arising during the year net of applicable deferred income tax expense	5,243	162,653	243,188
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	(18,659)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(47,894)	(213,478)	(43,464)

Other comprehensive (loss) income	(42,651)	(50,825)	181,065

COMPREHENSIVE INCOME	$231,897	$614,180	$787,952

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the redomestication in 2010.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY

for the Years Ended December 31, 2011, 2010 and 2009

(Expressed in thousands of United States dollars)

	2011	2010	2009(1)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$274,548	$665,005	$606,887
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(194,025)	(667,157)	(652,086)
Dividends received from subsidiaries	—	—	75,000
Stock compensation expenses	1,297	44	468
Amortization of discount on senior notes	—	—	495
Balance due from subsidiaries	—	—	2,798
Other assets	(1,504)	—	(129)
Accounts payable and accrued liabilities	7,276	7,643	166
Interest payable	—	—	(687)
Balances due to subsidiaries	—	—	(5,727)

Net cash provided by operating activities	87,592	5,535	27,185

CASH FLOWS USED IN INVESTING ACTIVITIES:
Other	(4,496)	—	—

Net cash used in investing activities	(4,496)	—	—

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	—	—	(36,689)
Partial par value reduction	(28,600)	—	—
Proceeds from the exercise of stock options	6,837	—	7,442
Stock repurchased	(86,700)	(27,047)	—
Repayment of syndicated loan	—	—	(243,750)
Capital contribution	—	160,000	—
Stock compensation funding due from subsidiaries	—	—	2,677
Other	(449)	—	—

Net cash (used in) provided by financing activities	(108,912)	132,953	(270,320)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,816)	138,488	(243,135)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	138,488	—	296,984

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,672	$138,488	$53,849

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the redomestication in 2010.

See accompanying notes to the consolidated financial statements.

Schedule III

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of United States dollars)

Year Ended December 31, 2011

	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
U.S. insurance	$37,028	$1,662,480	$467,392	$584,303	$—	$387,099	$74,976	$124,434	$639,196
International insurance	2,395	2,249,012	304,509	317,006	—	206,593	(2,781)	84,290	325,094
Reinsurance	60,911	1,313,651	306,511	555,683	—	365,464	95,100	62,932	569,476
Corporate	—	—	—	—	195,948	—	—	—	—

Total	$100,334	$5,225,143	$1,078,412	$1,456,992	$195,948	$959,156	$167,295	$271,656	$1,533,766

Year Ended December 31, 2010

	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
U.S. insurance	$32,778	$1,431,707	$392,787	$518,444	$—	$297,517	$67,797	$128,556	$551,063
International insurance	2,279	2,226,725	277,808	338,791	—	160,153	(460)	94,226	319,083
Reinsurance	61,746	1,220,756	291,608	502,313	—	250,213	92,152	63,775	522,309
Corporate	—	—	—	—	244,143	—	—	—	—

Total	$96,803	$4,879,188	$962,203	$1,359,548	$244,143	$707,883	$159,489	$286,557	$1,392,455

Year Ended December 31, 2009(1)

	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
U.S. insurance	$28,417	$1,253,711	$356,437	$447,491	$—	$211,363	$58,114	$115,797	$493,067
International insurance	2,974	2,356,340	302,773	413,170	—	158,062	2,742	84,390	362,893
Reinsurance	56,430	1,151,721	269,409	456,231	—	234,635	87,991	48,405	465,165
Corporate	—	—	—	—	300,675	—	—	—	—

Total	$87,821	$4,761,772	$928,619	$1,316,892	$300,675	$604,060	$148,847	$248,592	$1,321,125

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the redomestication in 2010

Schedule IV

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

SUPPLEMENTARY REINSURANCE INFORMATION

(Expressed in thousands of United States dollars)

	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount Assumed to Net (c)/(d)
Year ended December 31, 2011	$1,369,017	$405,755	$570,504	$1,533,766	37%
Year ended December 31, 2010	$1,234,204	$365,942	$524,193	$1,392,455	38%
Year ended December 31, 2009(1)	$1,230,770	$375,220	$465,575	$1,321,125	35%

(1)	Represents balances of Allied World Assurance Company Holdings, Ltd prior to the redomestication in 2010.