Form 10-Q
period 2012-03-31
Allied World Assurance Co Holdings, AG
filed 2012-05-09
CIK 1163348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32938

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

(Exact Name of Registrant as Specified in Its Charter)

Switzerland	98-0681223
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 1, 2012, 36,357,812 common shares were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2012 and December 31, 2011

(Expressed in thousands of United States dollars, except share and per share amounts)

	As of March 31, 2012	As of December 31, 2011
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2012: $40,674; 2011: $226,397)	$44,250	$244,016
Fixed maturity investments trading, at fair value (amortized cost: 2012: $6,156,050; 2011: $6,207,991)	6,271,237	6,254,686
Equity securities trading, at fair value (cost: 2012: $424,617; 2011: $356,370)	459,639	367,483
Other invested assets trading, at fair value	522,065	540,409

Total investments	7,297,191	7,406,594
Cash and cash equivalents	825,986	633,996
Restricted cash	287,113	82,608
Insurance balances receivable	748,137	652,158
Prepaid reinsurance	214,702	226,721
Reinsurance recoverable	1,056,780	1,002,919
Accrued investment income	33,452	38,263
Net deferred acquisition costs	125,645	100,334
Goodwill	268,376	268,376
Intangible assets	53,264	53,898
Balances receivable on sale of investments	367,997	580,443
Net deferred tax assets	19,171	22,646
Other assets	58,464	53,202

Total assets	$11,356,278	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$5,331,418	$5,225,143
Unearned premiums	1,253,454	1,078,412
Reinsurance balances payable	93,262	124,539
Balances due on purchases of investments	546,791	616,728
Senior notes	798,014	797,949
Dividends payable	13,795	14,302
Accounts payable and accrued liabilities	73,723	116,063

Total liabilities	$8,110,457	$7,973,136

SHAREHOLDERS’ EQUITY:
Common shares: 2012: par value CHF 13.69 per share and 2011: par value CHF 14.03 per share (2012: 40,003,642; 2011: 40,003,642 shares issued and 2012: 36,786,067; 2011: 37,742,131 shares outstanding)	543,452	557,153
Additional paid-in capital	48,003	78,225
Treasury shares, at cost (2012: 3,217,575; 2011: 2,261,511)	(201,865)	(136,590)
Retained earnings	2,853,906	2,635,750
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	2,325	14,484

Total shareholders’ equity	3,245,821	3,149,022

Total liabilities and shareholders’ equity	$11,356,278	$11,122,158

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

for the three months ended March 31, 2012 and 2011

(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Gross premiums written	$680,929	$560,688
Premiums ceded	(91,976)	(79,817)

Net premiums written	588,953	480,871
Change in unearned premiums	(187,063)	(145,995)

Net premiums earned	401,890	334,876
Net investment income	47,209	50,208
Net realized investment gains	133,581	50,376

	582,680	435,460

EXPENSES:
Net losses and loss expenses	225,202	304,452
Acquisition costs	47,138	38,082
General and administrative expenses	70,366	67,956
Amortization and impairment of intangible assets	633	767
Interest expense	13,756	13,742
Foreign exchange gain	(81)	(442)

	357,014	424,557

Income before income taxes	225,666	10,903
Income tax expense	7,510	2,283

NET INCOME	218,156	8,620

Other comprehensive loss:
Unrealized losses on investments arising during the period net of applicable deferred income tax benefit for the three months ended March 31, 2012: $28; 2011: $964	(52)	(8,044)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(12,107)	(16,128)

Other comprehensive loss	(12,159)	(24,172)

COMPREHENSIVE INCOME (LOSS)	$205,997	$(15,552)

PER SHARE DATA
Basic earnings per share	$5.86	$0.23
Diluted earnings per share	$5.70	$0.21
Weighted average common shares outstanding	37,205,166	38,199,867
Weighted average common shares and common share equivalents outstanding	38,284,635	40,383,523
Dividends paid per share	$0.375	$—

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the three months ended March 31, 2012 and 2011

(Expressed in thousands of United States dollars)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	218,156	218,156
Dividends — par value reduction	(13,701)	—	—	—	—	(13,701)
Other comprehensive loss	—	—	—	(12,159)	—	(12,159)
Stock compensation	—	(30,222)	27,748	—	—	(2,474)
Share repurchases	—	—	(93,023)	—	—	(93,023)

March 31, 2012	$543,452	$48,003	$(201,865)	$2,325	$2,853,906	$3,245,821

December 31, 2010	$600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820
Net income	—	—	—	—	8,620	8,620
Other comprehensive loss	—	—	—	(24,172)	—	(24,172)
Stock compensation	—	(41,453)	45,758	—	—	4,305
Share repurchase	—	—	(60,000)	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	—	(53,620)

March 31, 2011	$600,055	$75,166	$(127,053)	$32,963	$2,369,822	$2,950,953

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2012 and 2011

(Expressed in thousands of United States dollars)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$218,156	$8,620
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(12,165)	(21,624)
Mark to market adjustments	(122,334)	(34,248)
Stock compensation expense	5,471	5,850
Insurance balances receivable	(95,979)	(39,909)
Prepaid reinsurance	12,019	11,939
Reinsurance recoverable	(53,861)	(47,935)
Accrued investment income	4,811	(808)
Net deferred acquisition costs	(25,311)	(16,294)
Net deferred tax assets	5,358	86
Other assets	(6,866)	(978)
Reserve for losses and loss expenses	106,275	221,455
Unearned premiums	175,042	134,057
Reinsurance balances payable	(31,277)	(7,880)
Accounts payable and accrued liabilities	(42,340)	(42,618)
Other items, net	5,818	5,202

Net cash provided by operating activities	142,817	174,915

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of fixed maturity investments — available for sale	—	(352)
Purchases of fixed maturity investments — trading	(1,039,294)	(2,332,315)
Purchases of equity securities	(99,037)	(97,893)
Purchases of other invested assets	(1,050)	(171,048)
Sales of fixed maturity investments — available for sale	116,303	340,418
Sales of fixed maturity investments — trading	1,328,702	2,036,961
Sales of equity securities	23,707	12,509
Sales of other invested assets	28,569	40,135
Purchases of fixed assets	(567)	(1,639)
Change in restricted cash	(204,506)	44,351

Net cash provided by (used in) investing activities	152,827	(128,873)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid — par value reduction	(14,208)	—
Proceeds from the exercise of stock options	3,332	3,224
Share repurchases	(93,023)	(60,000)
Repurchase of founder warrants	—	(53,620)

Net cash used in financing activities	(103,899)	(110,396)

Effect of exchange rate changes on foreign currency cash	245	1,339
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	191,990	(63,015)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	633,996	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$825,986	$693,980

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$3,454	$—
— Cash paid for interest expense	$18,750	$18,750

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:

•	The premium estimates for certain reinsurance agreements,

•	Recoverability of deferred acquisition costs,

•	The reserve for outstanding losses and loss expenses,

•	Valuation of ceded reinsurance recoverables,

•	Determination of impairment of goodwill and other intangible assets, and

•	Valuation of financial instruments.

Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidation.

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

3. NEW ACCOUNTING PRONOUNCEMENTS

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 clarifies what costs associated with acquiring or renewing insurance contracts can be deferred and amortized over the coverage period. Under the revised guidance of ASU 2010-26, incremental direct costs that result directly from and are essential to the insurance contract and would not have been incurred had the insurance contract not been written are costs that may be capitalized, including costs relating to activities specifically performed by the Company such as underwriting, policy issuance and processing. The Company adopted ASU 2010-26 retrospectively on January 1, 2012. The adoption of ASU 2010-26 did not have an impact on consolidated shareholders’ equity or net income as the Company had not previously capitalized costs that did not meet the requirement for capitalization of the revised standard.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides a consistent meaning for the term “fair value” between the FASB and International Accounting Standards Board and establishes common requirements for measuring and disclosing information related thereto. The Company adopted ASU 2011-04 prospectively on January 1, 2012. The adoption of ASU 2011-04 did not have an impact on consolidated shareholders’ equity or net income or the Company’s fair value measurements. Refer to Note 6 for the Company’s related disclosures.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income, and requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. In December 2011, ASU 2011-05 was updated by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”) to defer the presentation requirements of reclassification adjustments required by ASU 2011-05. The Company adopted ASU 2011-05 on January 1, 2012. The adoption of ASU 2011-05 and the related updates from ASU 2011-12 did not have an impact on the presentation of the financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies how goodwill is tested for impairment by permitting entities to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of the qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 on January 1, 2012. The adoption of ASU 2011-08 did not have an impact on consolidated shareholders’ equity or net income.

4. INVESTMENTS

a) Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available for sale investments by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. Government and Government agencies	$28,123	$1,920	$—	$30,043
States, municipalities and political subdivisions	11,551	1,656	—	13,207
Corporate debt:
Industrials	1,000	—	—	1,000

Total fixed maturity investments, available for sale	$40,674	$3,576	$—	$44,250

December 31, 2011
U.S. Government and Government agencies	$31,309	$2,321	$—	$33,630
States, municipalities and political subdivisions	29,128	4,351	—	33,479
Corporate debt:
Financial institutions	17,431	348	(292)	17,487
Industrials	73,539	4,268	—	77,807
Utilities	74,990	6,623	—	81,613

Total fixed maturity investments, available for sale	$226,397	$17,911	$(292)	$244,016

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (“consolidated income statements”) by category are as follows:

	March 31, 2012		December 31, 2011
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,330,872	$1,321,573	$1,278,265	$1,263,948
Non-U.S. Government and Government agencies	307,112	300,392	256,756	251,784
States, municipalities and political subdivisions	161,186	154,748	133,902	128,633
Corporate debt:
Financial institutions	1,018,454	998,078	1,161,904	1,174,308
Industrials	1,041,178	1,019,205	987,006	974,731
Utilities	97,875	95,177	105,564	103,262
Residential mortgage-backed:
Non-agency residential	354,402	335,192	302,827	314,077
Agency residential	1,159,640	1,139,995	1,183,893	1,156,913
Commercial mortgage-backed	309,696	301,590	331,371	326,697
Asset-backed	490,822	490,100	513,198	513,638

Total fixed maturity investments, trading	$6,271,237	$6,156,050	$6,254,686	$6,207,991

	March 31, 2012		December 31, 2011
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$459,639	$424,617	$367,483	$356,370
Other invested assets (1)	522,065	490,146	540,409	529,851

	$981,704	$914,763	$907,892	$886,221

(1)	Within the Company’s financial statements and footnotes “other invested assets” include the Company’s investments in both hedge funds and private equity funds.

c) Contractual Maturity Dates

The contractual maturity dates of available for sale fixed maturity investments are as follows:

	March 31, 2012
	Amortized Cost	Fair Value
Due within one year	$5,317	$5,358
Due after one year through five years	20,864	22,206
Due after five years through ten years	11,484	13,054
Due after ten years	3,009	3,632

	$40,674	$44,250

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

d) Other Invested Assets

Included in other invested assets are the Company’s hedge fund and private equity investments. As of the balance sheet date, the Company held interests in 21 funds with a total fair value of $522,065, which comprised 6.2% of the total fair value of its investments and cash and cash equivalents. The fair values of these assets have been estimated using the net asset value per share of the funds.

In general, the hedge funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have lock-up periods ranging from 1 to 3 years from initial investment. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Interests in private equity funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date. Certain funds may impose a redemption fee on early redemptions.

Details regarding the redemption characteristics of the other invested assets portfolio as of March 31, 2012 were as follows:

Fund Type	Fair Value as of March 31, 2012	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and
secondary)	$78,930	$78,930	4 -10 Years	$—			$113,618
Mezzanine debt	22,805	22,805	10 Years	—			91,773
Distressed	7,136	7,136	6 Years	—			11,099

Total private equity	108,871	108,871		—			216,490

Distressed	41,855	1,131	2 Years	40,724	Quarterly	45 - 60 Days	—
Equity long/short	165,991	46,156	<1 Year	119,835	Quarterly	30 - 60 Days	—
Multi-strategy	135,520	25,995	2 Years	109,525	Quarterly	45 - 90 Days	—
Event driven	69,828	—		69,828	Annual	45 - 60 Days	—

Total hedge funds	413,194	73,282		339,912			—

Total other invested assets	$522,065	$182,153		$339,912			$216,490

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

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

•

Mezzanine debt funds: Mezzanine debt funds invest primarily in privately negotiated mezzanine investments. The funds’ strategies will focus primarily on providing capital to upper middle market and middle market companies, and private equity sponsors, in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings and other corporate transactions. The most common position in the capital structure will be between the senior secured debt holder and the equity; however, the funds will utilize a flexible approach when structuring investments, which may include secured debt, subordinated debt, preferred stock and/or private equity. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

•

Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. Certain funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

e) Net Investment Income

	Three Months Ended March 31,
	2012	2011
Fixed maturity investments	$46,886	$50,946
Equity securities and other invested assets	4,074	2,196
Cash and cash equivalents	607	318
Expenses	(4,358)	(3,252)

Net investment income	$47,209	$50,208

f) Components of Realized Gains and Losses

	Three Months Ended March 31,
	2012	2011
Gross realized gains on sale of invested assets	$39,169	$43,557
Gross realized losses on sale of invested assets	(21,907)	(21,932)
Net realized and unrealized gains (losses) on derivatives	6,684	(5,496)
Mark-to-market changes: debt securities trading	68,490	13,464
Mark-to-market changes: other invested assets and equity securities	41,145	20,783

Net realized investment gains	$133,581	$50,376

Proceeds from sale of available for sale securities	$199,408	$343,520

g) Pledged Assets

As of March 31, 2012 and December 31, 2011, $2,019,694 and $2,029,138, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of March 31, 2012 and December 31, 2011, a further $1,107,278 and $1,044,236, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facility. See Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for details on the credit facility.

h) Analysis of Unrealized Losses

The following table summarizes the market value of those available for sale investments in an unrealized loss position for periods less than and greater than 12 months:

	March 31, 2012		December 31, 2011
	Gross Fair Value	Unrealized Loss	Gross Fair Value	Unrealized Loss
Less than 12 months
Corporate debt:
Financial institutions	$—	$—	$9,440	$(292)

Total fixed maturity investments, available for sale	$—	$—	$9,440	$(292)

As of March 31, 2012 and December 31, 2011, there were nil and three securities, respectively, in an unrealized loss position.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

i) Other-than-temporary impairment charges

Following the Company’s review of the securities in the investment portfolio during the three months ended March 31, 2012 and 2011, no securities were considered to be other-than-temporarily impaired.

5. DERIVATIVE INSTRUMENTS

As of March 31, 2012 and December 31, 2011, none of the Company’s derivatives were designated as hedges. The following table summarizes information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	March 31, 2012				December 31, 2011
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives not designated as hedging instruments
Put options (1)	$—	$—	$—	$—	$4,461	$336	$—	$—
Foreign exchange contracts (2)	185,983	3,828	124,602	2,514	91,162	2,030	339,533	8,934
Interest rate futures (2)	70,400	2,072	277,100	159	680,650	977	292,000	3,467

Total derivatives	$256,383	$5,900	$401,702	$2,673	$776,273	$3,343	$631,533	$12,401

(1)	Asset and liability derivatives relating to the put options are classified within “equity securities trading, at fair value” on the consolidated balance sheets.

(2)	All other asset and liability derivatives are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded in the consolidated income statements:

	Three Months Ended March 31,
	2012	2011
Foreign exchange contracts	$939	$1,255

Total included in foreign exchange gain	939	1,255

Put options	(336)	—
Foreign exchange contracts	(2,305)	—
Interest rate futures	9,325	(5,496)

Total included in net realized investment gains	6,684	(5,496)

Total realized and unrealized gains (losses) on derivatives	$7,623	$(4,241)

Derivative Instruments Not Designated as Hedging Instruments

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

The Company purchases index put options to actively manage the Company’s equity portfolio.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

			Fair value measurement using:
March 31, 2012	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities:
U.S. Government and Government agencies	$30,043	$30,043	$30,043	$—	$—
States, municipalities and political subdivisions	13,207	13,207	—	13,207	—
Corporate debt	1,000	1,000	—	1,000	—

Total available for sale fixed maturity investments	44,250	44,250

Trading securities:
U.S. Government and Government agencies	$1,330,873	$1,330,873	$958,933	$371,940	$—
Non-U.S. Government and Government agencies	307,112	307,112	—	307,112	—
States, municipalities and political subdivisions	161,186	161,186	—	161,186	—
Corporate debt	2,157,507	2,157,507	—	2,157,507	—
Mortgage-backed	1,823,737	1,823,737	—	1,645,363	178,374
Asset-backed	490,822	490,822	—	248,428	242,394

Total trading fixed maturity investments	6,271,237	6,271,237

Total fixed maturity investments	6,315,487	6,315,487

Equity securities	459,639	459,639	459,639	—	—
Other invested assets	522,065	522,065	—	—	522,065

Total investments	$7,297,191	$7,297,191	$1,448,615	$4,905,743	$942,833

Derivative assets: (1)
Foreign exchange contracts	$3,828	$3,828	$—	$3,828	$—
Interest rate futures	2,072	2,072	—	2,072	—

Derivative liabilities: (1)
Foreign exchange contracts	$2,514	$2,514	$—	$2,514	$—
Interest rate futures	159	159	—	159	—

Senior notes	$798,014	$889,987	$—	$889,987	$—

(1)	Asset and liability derivatives relating to foreign exchange contracts and interest rate futures are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

			Fair value measurement using:
December 31, 2011	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities:
U.S. Government and Government agencies	$33,630	$33,630	$33,630	$—	$—
States, municipalities and political subdivisions	33,479	33,479	—	33,479	—
Corporate debt	176,907	176,907	—	176,907	—

Total available for sale fixed maturity investments	244,016	244,016

Trading securities:
U.S. Government and Government agencies	$1,278,265	$1,278,265	$1,054,003	$224,262	$—
Non-U.S. Government and Government agencies	256,756	256,756	—	256,756	—
States, municipalities and political subdivisions	133,902	133,902	—	133,902	—
Corporate debt	2,254,474	2,254,474	—	2,254,474	—
Mortgage-backed	1,818,091	1,818,091	—	1,568,887	249,204
Asset-backed	513,198	513,198	—	418,453	94,745

Total trading fixed maturity investments	6,254,686	6,254,686

Total fixed maturity investments	6,498,702	6,498,702

Equity securities	367,483	367,483	367,483	—	—
Other invested assets	540,409	540,409	—	—	540,409

Total investments	$7,406,594	$7,406,594	$1,455,116	$5,067,120	$884,358

Derivative assets: (1)
Foreign exchange contracts	$2,030	$2,030	$—	$2,030	$—
Interest rate futures	977	977	—	977	—

Derivative liabilities: (1)
Foreign exchange contracts	$8,934	$8,934	$—	$8,934	$—
Interest rate futures	3,467	3,467	—	3,467	—

Senior notes	$797,949	$872,731	$—	$872,731	$—

(1)	Asset and liability derivatives relating to foreign exchange contracts and interest rate futures are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

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

Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the net asset value of the funds as reported by the fund manager that the Company believes is an unobservable input, and as such, the fair values of those funds are included in the Level 3 fair value hierarchy.

Derivative instruments: The fair value of foreign exchange contracts and interest rate futures are priced from quoted market prices for similar exchange-traded derivatives and pricing valuation models that utilize independent market data inputs. The fair value of derivatives are included in the Level 2 fair value hierarchy.

Senior notes: The fair value of the senior notes is based on reported trades. As of March 31, 2012, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) were traded at 115.5% and 104.2% of their principal amount, providing an effective yield of 3.6% and 4.9%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage-backed	Asset-backed
Three Months Ended March 31, 2012
Opening balance	$540,409	$249,204	$94,745
Total realized and unrealized gains included in net income	27,756	4,695	1,074
Total realized and unrealized losses included in net income	(12,233)	(2,105)	(96)
Purchases	1,050	9,213	34,813
Sales	(34,917)	(81,862)	(16,009)
Transfers into Level 3 from Level 2	—	4,981	129,926
Transfers out of Level 3 into Level 2(1)	—	(5,752)	(2,059)

Ending balance	$522,065	$178,374	$242,394

Three Months Ended March 31, 2011
Opening balance	$347,632	$172,558	$48,707
Total realized and unrealized gains included in net income	16,449	2,374	118
Total realized and unrealized losses included in net income	(4,769)	(827)	(25)
Purchases	151,048	32,777	83,009
Sales	(40,361)	(8,957)	(426)
Transfers into Level 3 from Level 2	—	61,695	12,555
Transfers out of Level 3 into Level 2(1)	—	(25,533)	(109)

Ending balance	$469,999	$234,087	$143,829

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

The Company attempts to verify the significant inputs used by broker-dealers in determining the fair value of the securities priced by them. If the Company could not obtain sufficient information to determine if the broker-dealers were using significant observable inputs, such securities have been transferred to the Level 3 fair value hierarchy. The Company believes the prices obtained from the broker-dealers are the best estimate of fair value of the securities being priced as the broker-dealers are typically involved in the initial pricing of the security, and the Company has compared the price per the broker-dealer to other pricing sources and noted no material differences. The Company recognizes transfers between levels at the end of the reporting period. There were no transfers between Level 1 and Level 2 during the period.

The Company’s external investment accounting service provider receives prices from internationally recognized independent pricing services to measure the fair values of its fixed maturity investments. Pricing sources are evaluated and selected in a manner to ensure that the most reliable sources are used. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs, including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value.

All of the Company’s securities classified as Level 3, other than investments in other invested assets, are valued based on unadjusted broker-dealer quotes. This includes less liquid securities such as lower quality asset-backed securities, commercial mortgage-backed securities, and residential mortgage-backed securities. The primary valuation inputs include monthly payment information, the probability of default, loss severity rates and estimated prepayment rates. Significant changes in these inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default and prepayment rates.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The Company records the unadjusted price provided and validates this price through a process that, includes, but is not limited to, monthly and/or quarterly: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to their target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value, including a review of the inputs used for pricing; (iv) comparing the price to the Company’s knowledge of the current investment market; and (v) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. In addition to internal controls, management relies on the effectiveness of the valuation controls in place at the Company’s external investment accounting service provider (supported by a Statement on Standards for Attestation Engagements No. 16 report) in conjunction with regular discussion and analysis of the investment portfolio’s structure and performance.

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	March 31, 2012	December 31, 2011
Outstanding loss reserves	$1,421,705	$1,366,466
Reserves for losses incurred but not reported	3,909,713	3,858,677

Reserve for losses and loss expenses	$5,331,418	$5,225,143

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2012	2011
Gross liability at beginning of period	$5,225,143	$4,879,188
Reinsurance recoverable at beginning of period	(1,002,919)	(927,588)

Net liability at beginning of period	4,222,224	3,951,600

Net losses incurred related to:
Current year	264,684	348,802
Prior years	(39,482)	(44,350)

Total incurred	225,202	304,452

Net paid losses related to:
Current year	1,614	1,699
Prior years	175,520	134,358

Total paid	177,134	136,057

Foreign exchange revaluation	4,346	5,125

Net liability at end of period	4,274,638	4,125,120
Reinsurance recoverable at end of period	1,056,780	975,523

Gross liability at end of period	$5,331,418	$5,100,643

For the three months ended March 31, 2012, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initially expected. Net favorable reserve development was recognized in each segment, primarily related to the general casualty, professional liability and healthcare insurance and reinsurance lines of business.

For the three months ended March 31, 2011, the Company had net favorable reserve development in its international and reinsurance segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized in the international insurance and reinsurance segment in the 2005 through 2007 loss years related to the healthcare line of business as well as the general casualty and professional liability insurance and reinsurance lines of business. The Company had net unfavorable reserve development in its U.S. insurance segment due to actual loss emergence being higher than initially expected. The majority of the net unfavorable reserve development was recognized in the 2006 loss year related to the professional liability line of business.

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

Under current Bermuda law, Allied World Assurance Company Holdings, Ltd (“Allied World Bermuda”) and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Allied World Bermuda and Allied World Assurance Company, Ltd have received an assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that in the event of any such taxes being imposed, Allied World Bermuda and Allied World Assurance Company, Ltd will be exempted until March 2035.

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland, Hong Kong and Singapore. To the best of the Company’s knowledge, there are no income tax examinations pending by any tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of January 2012.

9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	March 31, 2012	December 31, 2011
Common shares issued and fully paid, 2012: CHF 13.69 per share; 2011: CHF 14.03 per share	40,003,642	40,003,642

Share capital at end of period	$543,452	$557,153

Three Months Ended March 31, 2012
Total shares issued at beginning and end of period	40,003,642

Treasury shares issued, balance at beginning of period	2,261,511
Shares repurchased	1,430,804
Shares issued out of treasury	(474,740)

Total treasury shares at end of period	3,217,575

Total shares outstanding at end of period	36,786,067

As of March 31, 2012, there were outstanding 36,756,827 voting common shares and 29,240 non-voting common shares.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Allied World Switzerland’s articles of association authorize its board of directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 108,976 or 7,960,260 voting shares, and create conditional capital of 7,200,000 voting shares.

b) Share Warrants

In conjunction with the private placement offering at the formation of Allied World Bermuda, Allied World Bermuda granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants were exercisable in certain limited conditions, including a public offering of common shares. All warrants granted were repurchased by the Company.

In February 2011, the Company repurchased the last outstanding warrant owned by American International Group, Inc. (“AIG”) in a privately negotiated transaction. The warrant entitled AIG to purchase 2,000,000 of the Company’s common shares for $34.20 per share. The Company repurchased the warrant for an aggregate purchase price of $53,620. The repurchase of the warrant was recognized as a reduction in “additional paid-in capital” on the consolidated balance sheets. The repurchase was executed separately from the share repurchase program discussed in Note 9(d) below. After this repurchase, AIG has no warrants remaining and no other disclosed equity interest in the Company.

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

On May 5, 2011, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount was paid (and is expected to be paid) to shareholders in quarterly installments of $0.375 per share. The Company made a quarterly dividend payment of $14,208 on January 6, 2012 to shareholders of record, resulting in a par value reduction of CHF 0.35.

d) Share repurchase

In May 2010, the Company established a share repurchase program in order to repurchase its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Shares repurchased have been classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. The Company’s share repurchases were as follows:

	March 31, 2012	March 31, 2011
Common shares repurchased	1,430,804	969,163
Total cost of shares repurchased	$93,023	$60,000
Average price per share	$65.01	$61.91

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

10. EMPLOYEE BENEFIT PLANS

a) Employee option plan

The Company has implemented the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan (the “Plan”). A summary of the options outstanding under the Plan as of March 31, 2012 and the changes during the three months then ended are as follows:

	Three Months Ended March 31, 2012
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	1,525,853	$45.72
Exercised	(83,026)	40.13
Forfeited	(13,494)	52.91

Outstanding at end of period	1,429,333	$45.98

b) Stock incentive plan

The Company has implemented the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”). A summary of the options outstanding under the Stock Incentive Plan as of March 31, 2012 and the changes during the three months then ended are as follows:

	Three Months Ended March 31, 2012
	RSUs and	Weighted Average
	Performance-Based	Grant Date Fair
	Equity Awards	Value
Outstanding at beginning of period	653,136	$47.23
RSUs granted	35,064	66.88
Performance-based equity awards granted	94,169	66.88
RSUs forfeited	(5,739)	31.78
RSUs fully vested	(107,453)	43.93

Outstanding at end of period	669,177	$41.75

The Company granted performance-based equity awards in lieu of utilizing the LTIP (as defined in Note 10(c)). The performance-based equity awards are structured in exactly the same form as shares issued under the LTIP in terms of vesting restrictions and achievement of established performance criteria. For the performance-based equity awards granted in 2012, 2011 and 2010, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based equity awards granted in 2012, 2011 and 2010 are expensed at 100% of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

The compensation expense for RSUs and performance-based equity awards is based on the fair market value of Allied World Switzerland’s common shares at the date of grant. The Company has assumed a weighted average annual forfeiture rate, excluding performance-based equity awards, of 2.85% in determining the compensation expense over the service period. The Company believes it is unlikely that performance-based equity awards will be forfeited as these awards are issued to senior management. Thus, no forfeiture rate is applied to the performance-based equity awards.

c) Long-term incentive plan

The Company has implemented the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan (“LTIP”). Each award under the LTIP represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. A summary of the LTIP awards outstanding as of March 31, 2012 and the changes during the three months then ended are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended March 31, 2012
		Weighted Average
		Grant Date Fair
	LTIP	Value
Outstanding LTIP awards at beginning of period	324,036	$39.78
Additional LTIP awards granted due to achievement of performance criteria	147,574	39.44
LTIP fully vested	(442,721)	39.44

Outstanding LTIP at end of period	28,889	$39.78

The compensation expense for the LTIP is based on the fair market value of Allied World Switzerland’s common shares at the time of grant.

d) Cash-equivalent stock awards

As part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSUs and performance-based equity awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based equity awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, the Company establishes a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. The liability is included in “accounts payable and accrued liabilities” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

The following table shows the total stock related compensation expense relating to the stock options, RSUs and performance-based equity awards, LTIP and cash equivalent awards:

	Three Months Ended
	March 31,
	2012	2011
Stock options	$1,687	$1,179
RSUs and performance-based equity awards	3,690	3,822
LTIPs	94	849
Cash-equivalent stock awards	8,198	5,169

Total	$13,669	$11,019

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
Basic earnings per share:
Net income	$218,156	$8,620
Weighted average common shares outstanding	37,205,166	38,199,867

Basic earnings per share	$5.86	$0.23

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Three Months Ended
	March 31,
	2012	2011
Diluted earnings per share:
Net income	$218,156	$8,620
Weighted average common shares outstanding	37,205,166	38,199,867
Share equivalents:
Warrants and options	378,392	679,820
Restricted stock units	144,931	575,436
LTIP awards	556,146	928,400
Weighted average common shares and common share equivalents outstanding — diluted	38,284,635	40,383,523

Diluted earnings per share	$5.70	$0.21

For the three months ended March 31, 2012 and 2011, a weighted average of 358,144 and 440,548 employee stock options and RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

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

The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and mid-sized to large non-North American domiciled accounts. The reinsurance segment includes the Company’s reinsurance operations in the U.S., Bermuda, Europe and Asia. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Three Months Ended March 31, 2012	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$204,211	$113,590	$363,128	$680,929
Net premiums written	153,846	72,609	362,498	588,953
Net premiums earned	153,358	79,871	168,661	401,890
Net losses and loss expenses	(97,704)	(38,100)	(89,398)	(225,202)
Acquisition costs	(19,972)	528	(27,694)	(47,138)
General and administrative expenses	(31,044)	(22,401)	(16,921)	(70,366)

Underwriting income	4,638	19,898	34,648	59,184
Net investment income				47,209
Net realized investment gains				133,581
Amortization and impairment of intangible assets				(633)
Interest expense				(13,756)
Foreign exchange gain				81

Income before income taxes				$225,666

Loss and loss expense ratio	63.7%	47.7%	53.0%	56.0%
Acquisition cost ratio	13.0%	(0.7%)	16.4%	11.7%
General and administrative expense ratio	20.2%	28.0%	10.0%	17.5%

Combined ratio	96.9%	75.0%	79.4%	85.2%

Three Months Ended March 31, 2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$183,302	$111,325	$266,061	$560,688
Net premiums written	139,902	74,910	266,059	480,871
Net premiums earned	135,481	76,290	123,105	334,876
Net losses and loss expenses	(115,831)	(71,184)	(117,437)	(304,452)
Acquisition costs	(18,102)	1,856	(21,836)	(38,082)
General and administrative expenses	(30,799)	(20,728)	(16,429)	(67,956)

Underwriting loss	(29,251)	(13,766)	(32,597)	(75,614)
Net investment income				50,208
Net realized investment gains				50,376
Amortization and impairment of intangible assets				(767)
Interest expense				(13,742)
Foreign exchange gain				442

Income before income taxes				$10,903

Loss and loss expense ratio	85.5%	93.3%	95.4%	90.9%
Acquisition cost ratio	13.4%	(2.4%)	17.7%	11.4%
General and administrative expense ratio	22.7%	27.2%	13.3%	20.3%

Combined ratio	121.6%	118.1%	126.4%	122.6%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows an analysis of the Company’s net premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Three Months Ended March 31,
	2012	2011
United States	$338,598	$263,231
Bermuda	154,245	146,331
Europe	61,727	51,876
Singapore	29,184	15,236
Hong Kong	5,199	4,197

Total net premiums written	$588,953	$480,871

13. COMMITMENTS AND CONTINGENCIES

In April 2006, a complaint entitled New Cingular Wireless Headquarters, LLC et al. v. Marsh & McLennan Companies, Inc., et al. was filed against numerous brokers and 78 insurers including Allied World Assurance Company, Ltd. Plaintiffs allege that the broker defendants used a variety of illegal schemes and anti-competitive practices that resulted in the plaintiffs either paying more for insurance products or receiving less beneficial terms than the competitive market would have produced. Plaintiffs seek equitable and legal remedies, including injunctive relief, consequential and punitive damages, treble damages and attorneys’ fees. Due to various pending procedural matters, the litigation has not progressed beyond the discovery phase. While it is not possible to predict the outcome of the litigation, the Company does not believe that the outcome will have a material effect on its operations or financial position.

The Company may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material effect on the Company’s results of operations.

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100% owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Balance Sheet:

As of March 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,297,191	$—	$7,297,191
Cash and cash equivalents	95,286	29,675	701,025	—	825,986
Insurance balances receivable	—	—	748,137	—	748,137
Reinsurance recoverable	—	—	1,056,780	—	1,056,780
Net deferred acquisition costs	—	—	125,645	—	125,645
Goodwill and intangible assets	—	—	321,640	—	321,640
Balances receivable on sale of investments	—	—	367,997	—	367,997
Investments in subsidiaries	3,177,570	4,100,638	—	(7,278,208)	—
Due (to) from subsidiaries	(4,997)	(7,141)	12,138	—	—
Other assets	1,578	6,023	605,301	—	612,902

Total assets	$3,269,437	$4,129,195	$11,235,854	$(7,278,208)	$11,356,278

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,331,418	$—	$5,331,418
Unearned premiums	—	—	1,253,454	—	1,253,454
Reinsurance balances payable	—	—	93,262	—	93,262
Balances due on purchases of investments	—	—	546,791	—	546,791
Senior notes	—	798,014	—	—	798,014
Other liabilities	23,616	12,625	51,277	—	87,518

Total liabilities	23,616	810,639	7,276,202	—	8,110,457

Total shareholders’ equity	3,245,821	3,318,556	3,959,652	(7,278,208)	3,245,821

Total liabilities and shareholders’ equity	$3,269,437	$4,129,195	$11,235,854	$(7,278,208)	$11,356,278

As of December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,406,594	$—	$7,406,594
Cash and cash equivalents	112,672	8,886	512,438	—	633,996
Insurance balances receivable	—	—	652,158	—	652,158
Reinsurance recoverable	—	—	1,002,919	—	1,002,919
Net deferred acquisition costs	—	—	100,334	—	100,334
Goodwill and intangible assets	—	—	322,274	—	322,274
Balances receivable on sale of investments	—	—	580,443	—	580,443
Investments in subsidiaries	3,064,066	3,964,585	—	(7,028,651)	—
Due (to) from subsidiaries	(4,853)	(6,769)	11,622	—	—
Other assets	1,504	6,367	415,569	—	423,440

Total assets	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,225,143	$—	$5,225,143
Unearned premiums	—	—	1,078,412	—	1,078,412
Reinsurance balances payable	—	—	124,539	—	124,539
Balances due on purchases of investments	—	—	616,728	—	616,728
Senior notes	—	797,949	—	—	797,949
Other liabilities	24,367	17,688	88,310	—	130,365

Total liabilities	24,367	815,637	7,133,132	—	7,973,136

Total shareholders’ equity	3,149,022	3,157,432	3,871,219	(7,028,651)	3,149,022

Total liabilities and shareholders’ equity	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Income Statement:

Three months ended March 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$401,890	$—	$401,890
Net investment income	9	3	47,197	—	47,209
Net realized investment losses	—	—	133,581	—	133,581
Net losses and loss expenses	—	—	(225,202)	—	(225,202)
Acquisition costs	—	—	(47,138)	—	(47,138)
General and administrative expenses	(3,956)	(1,152)	(65,258)	—	(70,366)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,756)	—	—	(13,756)
Foreign exchange gain (loss)	89	(25)	17	—	81
Income tax (expense) benefit	444	—	(7,954)	—	(7,510)
Equity in earnings of consolidated subsidiaries	221,570	234,307	—	(455,877)	—

NET INCOME (LOSS)	$218,156	$219,377	$236,500	$(455,877)	$218,156

Unrealized losses on investments arising during the period net of applicable deferred income tax benefit of $28	—	—	(52)	—	(52)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(12,107)	—	(12,107)

Other comprehensive loss	—	—	(12,159)	—	(12,159)

COMPREHENSIVE INCOME (LOSS)	$218,156	$219,377	$224,341	$(455,877)	$205,997

Three months ended March 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$334,876	$—	$334,876
Net investment income	30	14	50,164	—	50,208
Net realized investment gains	—	—	50,376	—	50,376
Net losses and loss expenses	—	—	(304,452)	—	(304,452)
Acquisition costs	—	—	(38,082)	—	(38,082)
General and administrative expenses	(1,064)	(2,744)	(64,148)	—	(67,956)
Amortization of intangible assets	—	—	(767)	—	(767)
Interest expense	—	(13,742)	—	—	(13,742)
Foreign exchange gain (loss)	4	(241)	679	—	442
Income tax (expense) benefit	—	—	(2,283)	—	(2,283)
Equity in earnings of consolidated subsidiaries	9,650	26,363	—	(36,013)	—

NET INCOME (LOSS)	$8,620	$9,650	$26,363	$(36,013)	$8,620

Unrealized losses on investments arising during the period net of applicable deferred income tax benefit of $964	—	—	(8,044)	—	(8,044)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(16,128)	—	(16,128)

Other comprehensive loss	—	—	(24,172)	—	(24,172)

COMPREHENSIVE INCOME (LOSS)	$8,620	$9,650	$2,191	$(36,013)	$(15,552)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Cash Flows:

Three Months Ended March 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$86,607	$20,789	$35,666	$—	$143,062

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of fixed maturity investments—trading	—	—	(1,039,294)	—	(1,039,294)
Purchases of equity securities and other invested assets	—	—	(100,087)	—	(100,087)
Sales of fixed maturity investments—available for sale	—	—	116,303	—	116,303
Sales of fixed maturity investments—trading	—	—	1,328,702	—	1,328,702
Sale of equity securities and other invested assets	—	—	52,276	—	52,276
Other	—	—	(205,073)	—	(205,073)

Net cash provided by (used in) investing activities	—	—	152,827	—	152,827

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(14,208)	—	—	—	(14,208)
Proceeds from the exercise of stock options	3,332	—	—	—	3,332
Share repurchase	(93,023)	—	—	—	(93,023)
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	(103,899)	—	—	—	(103,899)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,292)	20,789	188,493	—	191,990
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,672	8,886	512,438	—	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,380	$29,675	$700,931	$—	$825,986

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(2,805)	$(16,740)	$195,799	$—	$176,254

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of fixed maturity investments—available for sale	—	—	(352)	—	(352)
Purchase of fixed maturity investments—trading	—	—	(2,332,315)	—	(2,332,315)
Purchases of equity securities and other invested assets	—	—	(268,941)	—	(268,941)
Sales of fixed maturity investments—available for sale	—	—	340,418	—	340,418
Sales of fixed maturity investments—trading	—	—	2,036,961	—	2,036,961
Sale of equity securities and other invested assets	—	—	52,644	—	52,644
Other assets	—	—	42,712	—	42,712

Net cash provided by (used in) investing activities	—	—	(128,873)	—	(128,873)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,224	—	—	—	3,224
Share repurchase	(60,000)	—	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Other	(507)	(943)	1,450	—	—

Net cash provided by (used in) financing activities	(57,283)	(54,563)	1,450	—	(110,396)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,088)	(71,303)	68,376	—	(63,015)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,400	$54,360	$561,220	$—	$693,980

15. SUBSEQUENT EVENTS

On May 3, 2012, the Company’s shareholders approved the following proposals:

The Company will pay dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount will be paid to shareholders in quarterly installments of $0.375 per share. The Company expects to distribute such dividends in August 2012, September 2012, December 2012, and March 2013. Any declaration and payment of dividends by the Company will depend upon the Company’s results of operations, financial condition and cash requirements, and will be subject to Swiss law and other related factors described in the Company’s Proxy Statement for its 2012 Annual Shareholder Meeting.

The Company established a new $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon shareholder approval.

The Company will cancel 2,326,900 voting common shares and 173,100 non-voting common shares held in treasury, subject to a required filing with the Swiss Commercial Register in Zug.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to “Allied World Bermuda” mean only Allied World Assurance Company Holdings, Ltd, a Bermuda holding company. References to “our insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-Q to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-Q to Holdings’ “common shares” mean its registered voting shares and non-voting participation certificates.

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012 (the “2011 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of March 31, 2012, we had approximately $11.4 billion of total assets, $3.2 billion of total shareholders’ equity and $4.0 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended March 31, 2012, we continued to experience rate increases on property lines that had experienced significant loss activity in the prior year. We also started to see rate improvement during the quarter on some of our casualty lines of business in certain jurisdictions. We believe that there are opportunities where certain products have attractive premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $120.2 million, or 21.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our net income increased by $209.6 million to $218.2 million compared to the three months ended March 31, 2011, primarily as a result of lower net losses and loss expenses. The three months ended March 31, 2011 included $132.2 million in property catastrophe losses in the Asia-Pacific region while there were no significant catastrophe losses for the three months ended March 31, 2012. Net realized investment gains increased $83.2 million for the three months ended March 31, 2012 compared to the same period in 2011, benefiting from spread tightening and an improvement in the equity markets.

Financial Highlights

	Three Months Ended March 31,
	2012	2011
	($ in millions except share, per share and percentage data)
Gross premiums written	$680.9	$560.7
Net income	218.2	8.6
Operating income (loss)	91.5	(41.3)
Basic earnings per share:
Net income	$5.86	$0.23
Operating income (loss)	$2.46	$(1.08)
Diluted earnings per share:
Net income	$5.70	$0.21
Operating income (loss)	$2.39	$(1.02)
Weighted average common shares outstanding:
Basic	37,205,166	38,199,867
Diluted	38,284,635	40,383,523
Basic book value per common share	$88.24	$77.86
Diluted book value per common share	$85.48	$74.23
Annualized return on average equity
(ROAE), net income	27.4%	1.2%
Annualized ROAE, operating income (loss)	11.5%	(5.6%)

Non-GAAP Financial Measures

In presenting the company’s results, management has included and discussed certain non-GAAP financial measures, as such term is defined in Item 10(e) of Regulation S-K promulgated by the SEC. Management believes that these non-GAAP measures, which may be defined differently by other companies, better explain the company’s results of operations in a manner that allows for a more complete understanding of the underlying trends in the company’s business. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

	Three Months Ended March 31,
	2012	2011
	($ in millions except per share data)
Net income	$218.2	$8.6
Add after tax affect of:
Net realized investment gains	(126.6)	(49.5)
Foreign exchange gain	(0.1)	(0.4)

Operating income (loss)	$91.5	$(41.3)

Basic per share data:
Net income	$5.86	$0.23
Add after tax affect of:
Net realized investment gains	(3.40)	(1.30)
Foreign exchange gain	—	(0.01)

Operating income (loss)	$2.46	$(1.08)

Diluted per share data:
Net income	$5.70	$0.21
Add after tax affect of:
Net realized investment gains	(3.31)	(1.22)
Foreign exchange gain	—	(0.01)

Operating income (loss)	$2.39	$(1.02)

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	Three Months Ended March 31,
	2012	2011
	($ in millions except share and per share data)
Price per share at period end	$68.67	$62.69
Total shareholders’ equity	$3,245.8	$2,951.0
Basic common shares outstanding	36,786,067	37,899,699
Add:
Unvested restricted share units	187,623	475,679
Performance based equity awards	524,888	920,164
Dilutive options/warrants outstanding	1,429,333	1,674,993
Weighted average exercise price per share	$45.98	$45.47
Deduct:
Options bought back via treasury method	(957,064)	(1,215,020)

Common shares and common share equivalents outstanding	37,970,847	39,755,515
Basic book value per common share	$88.24	$77.86
Diluted book value per common share	$85.48	$74.23

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

	Three Months Ended March 31,
	2012	2011
	($ in millions except percentage data)
Opening shareholders’ equity	$3,149.0	$3,075.8
Deduct: accumulated other comprehensive income	(14.5)	(57.1)

Adjusted opening shareholders’ equity	$3,134.5	$3,018.7

Closing shareholders’ equity	$3,245.8	$2,951.0
Deduct: accumulated other comprehensive income	(2.3)	(33.0)

Adjusted closing shareholders’ equity	$3,243.5	$2,918.0

Average shareholders’ equity	$3,189.0	$2,968.3

Net income available to shareholders	$218.2	$8.6
Annualized return on average shareholders’ equity — net income available to shareholders	27.4%	1.2%

Operating income (loss) available to shareholders	$91.5	$(41.3)
Annualized return on average shareholders’ equity — operating income (loss) available to shareholders	11.5%	(5.6%)

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

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies please refer to our 2011 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	($ in millions)
Gross premiums written	$680.9	$560.7

Net premiums written	$588.9	$480.9

Net premiums earned	401.9	334.9
Net investment income	47.2	50.2
Net realized investment gains	133.6	50.4

	$582.7	$435.5

Net losses and loss expenses	$225.2	$304.4
Acquisition costs	47.1	38.1
General and administrative expenses	70.4	68.0
Amortization of intangible assets	0.6	0.8
Interest expense	13.8	13.7
Foreign exchange gain	(0.1)	(0.4)

	$357.0	$424.6

Income before income taxes	$225.7	$10.9
Income tax expense	7.5	2.3

Net income	$218.2	$8.6

Ratios
Loss and loss expense ratio	56.0%	90.9%
Acquisition cost ratio	11.7%	11.4%
General and administrative expense ratio	17.5%	20.3%
Expense ratio	29.2%	31.7%
Combined ratio	85.2%	122.6%

Comparison of Three Months Ended March 31, 2012 and 2011

Premiums

Gross premiums written increased by $120.2 million, or 21.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The overall increase in gross premiums written was primarily the result of the following:

•

Gross premiums written in our U.S. insurance segment increased by $20.9 million, or 11.4%. The increase in gross premiums written was primarily due to new business, rate increases and growth in premiums on new products introduced in 2011. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

•

Gross premiums written in our international insurance segment increased by $2.3 million, or 2.1%, primarily as a result of increased premiums from new products. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

•

Gross premiums written in our reinsurance segment increased by $97.0 million, or 36.5%. The increase in gross premiums written was primarily due to the continued growth of our specialty division, combined with the continued growth of our Lloyd’s syndicate, rate increases and property reinsurance opportunities. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	XXX.X	XXX.X	XXX.X	XXX.X
	Three Months Ended March 31,		Dollar	Percentage
	2012	2011	Change	Change
United States	$389.0	$306.6	$82.4	26.9%
Bermuda	182.1	170.5	11.6	6.8%
Europe	75.4	64.1	11.3	17.6%
Singapore	29.2	15.2	14.0	92.1%
Hong Kong	5.2	4.3	0.9	20.9%

	$680.9	$560.7	$120.2	21.4%

Net premiums written increased by $108.0 million, or 22.5%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 13.5% of gross premiums written for the three months ended March 31, 2012 compared to 14.2% for the same period in 2011. This decrease was due to higher writings in our reinsurance segment, where we retain substantially all of the premiums written.

Net premiums earned increased by $67.0 million, or 20.0%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of higher net premiums written in 2011 and 2012.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	XX.XxXXX	XX.XxXXX	XX.XxXXX	XX.XxXXX
	Gross Premiums Written		Net Premiums Earned
	Three Months Ended March 31,
	2012	2011	2012	2011
U.S. insurance	30.0%	32.7%	38.1%	40.4%
International insurance	16.7%	19.8%	19.9%	22.8%
Reinsurance	53.3%	47.5%	42.0%	36.8%

	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $3.0 million, or 6.0%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to other invested assets that contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the three months ended March 31, 2012 and 2011 was 2.4% and 2.6%, respectively, and the financial statement total return of our investment portfolio was 2.0% and 1.0% for the three months ended March 31, 2012 and 2011, respectively. Investment management expenses of $4.4 million and $3.3 million were incurred during the three months ended March 31, 2012 and 2011, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes.

As of March 31, 2012, approximately 90.1% of our fixed income investments consisted of investment grade securities. As of March 31, 2012 and December 31, 2011, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s. The average duration of fixed maturity investments and cash and cash equivalents was approximately 2.1 years as of March 31, 2012 and 1.9 years as of December 31, 2011.

Realized Investment Gains

During the three months ended March 31, 2012, we recognized $133.6 million in net realized investment gains compared to $50.4 million during the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we did not recognize any net impairment charges. Net realized investment gains of $133.6 million for the three months ended March 31, 2012 were comprised of the following:

•	Net realized investment gains of $17.3 million from the sale of fixed maturity securities and equity securities, partially offset by realized losses on other invested assets.

•	Net realized investment gains of $6.7 million on derivatives.

•

Net realized investment gains of $109.6 million related to mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities.

The major contributions to the mark-to-market gains are shown below. In the fixed income portfolio, spread tightening more than offset the rise in U.S. Treasury rates, causing higher prices on much of the fixed income portfolio. In addition, we recognized gains on our equities and alternative asset classes.

Mark-to-Market Adjustments for the Three Months Ended March 31, 2012
($ in millions)
Fixed maturity investments accounted for as trading securities	$68.5
Equity securities	19.8
Other invested assets	21.3

Total	$109.6

Net realized investment gains of $50.4 million for the three months ended March 31, 2011 were primarily comprised of the following:

•	Net realized investment gains of $16.1 million from the sale of securities.

•

Net realized investment gains of $34.3 million primarily related to the mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $79.2 million, or 26.0%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in net loss and loss expenses was due to the absence of catastrophe losses for the three months ended March 31, 2012 compared to the same period in 2011, when we recognized estimated losses from Asia-Pacific catastrophes of $132.2 million. During the three months ended March 31, 2011, we recognized estimated losses of $19.0 million for the Australian storms, $38.2 million for the New Zealand earthquake and $75.0 million for the Tohoku earthquake and tsunami.

We recorded net favorable reserve development related to prior years of $39.5 million and $44.3 million during the three months ended March 31, 2012 and 2011, respectively. The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended March 31, 2012. In the table, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	X.X	X.X	X.X	X.X	X.X	X.X	X.X	X.X	X.X	X.X	X.X
	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.1)	$0.4	$0.3	$(3.6)	$(6.5)	$(9.1)	$0.3	$(2.6)	$4.8	$8.9	$(7.2)
International insurance	(1.6)	(1.3)	(2.5)	(3.0)	(16.9)	(9.9)	(2.3)	(0.6)	(6.6)	24.4	(20.3)
Reinsurance	0.5	(0.9)	0.9	(7.3)	(2.2)	(6.2)	(0.9)	0.9	4.5	(1.3)	(12.0)

	$(1.2)	$(1.8)	$(1.3)	$(13.9)	$(25.6)	$(25.2)	$(2.9)	$(2.3)	$2.7	$32.0	$(39.5)

The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our international insurance segment for the 2011 loss year was due to adverse development on an individual general casualty claim, estimated to reach our full limit of $20.0 million, net of reinsurance.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended March 31, 2011.

	X.xX	X.xX	X.xX	X.xX	X.xX	X.xX	X.xX	X.xX	X.xX	X.xX
	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
					($ in millions)
U.S. insurance	$(0.1)	$(0.8)	$(1.7)	$(5.9)	$25.0	$0.1	$(1.7)	$(1.1)	$8.4	$22.2
International insurance	1.5	(2.7)	1.9	(17.2)	(4.3)	(7.8)	3.6	(1.4)	(2.2)	(28.6)
Reinsurance	—	(2.1)	(2.6)	(11.8)	(5.9)	(3.3)	(2.4)	(8.8)	(1.0)	(37.9)

	$1.4	$(5.6)	$(2.4)	$(34.9)	$14.8	$(11.0)	$(0.5)	$(11.3)	$5.2	$(44.3)

The loss and loss expense ratio for the three months ended March 31, 2012 was 56.0% compared to 90.9% for the three months ended March 31, 2011. Net favorable reserve development recognized during the three months ended March 31, 2012 reduced the loss and loss expense ratio by 9.8 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 65.8%. Net favorable reserve development recognized during the three months ended March 31, 2011 reduced the loss and loss expense ratio by 13.2 percentage points. Thus, the loss and loss expense ratio related to that loss year was 104.1%. The $132.2 million of global catastrophe losses that occurred during the three months ended March 31, 2011 added 39.5 percentage points to that period’s loss and loss expense ratio. Excluding favorable prior year development and catastrophe losses, the 2011 loss ratio would have been 64.6%.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	XXX.XX	XXX.XX	XXX.XX
	Three Months Ended March 31,		Dollar
	2012	2011	Change
Net losses paid	$177.1	$136.0	$41.1
Net change in reported case reserves	33.0	112.3	(79.3)
Net change in IBNR	15.1	56.1	(41.0)

Net losses and loss expenses	$225.2	$304.4	$(79.2)

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,222.2	$3,951.6
Incurred related to:
Current period non-catastrophe	264.7	216.5
Current period property catastrophe	—	132.2
Prior period non-catastrophe	(42.3)	(35.3)
Prior period property catastrophe	2.8	(9.0)

Total incurred	$225.2	$304.4
Paid related to:
Current period non-catastrophe	1.6	1.6
Prior period non-catastrophe	155.8	128.3
Prior period property catastrophe	19.7	6.1

Total paid	$177.1	$136.0
Foreign exchange revaluation	4.3	5.1

Net reserve for losses and loss expenses, March 31	4,274.6	4,125.1
Losses and loss expenses recoverable	1,056.8	975.5

Reserve for losses and loss expenses, March 31	$5,331.4	$5,100.6

Acquisition Costs

Acquisition costs increased by $9.0 million, or 23.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in acquisition costs was primarily due to the increase in net premiums earned. Acquisition costs as a percentage of net premiums earned were 11.7% for the three months ended March 31, 2012 compared to 11.4% for the same period in 2011. The increase was due to growth in our reinsurance segment, which carries a higher acquisition cost.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 3.5%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs as headcount has increased to support our continued growth. Our general and administrative expense ratio was 17.5% for the three months ended March 31, 2012, which was lower than the 20.3% for the three months ended March 31, 2011. The decrease was due to the growth in net premiums earned being greater than the increase in expenses.

Our expense ratio was 29.2% for the three months ended March 31, 2012 compared to 31.7% for the three months ended March 31, 2011 due to the decrease in the general and administrative expense ratio.

Amortization of Intangible Assets

The amortization of intangible assets decreased by $0.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest Expense

Interest expense increased by $0.1 million, or 0.7%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net Income

Net income for the three months ended March 31, 2012 was $218.2 million compared to $8.6 million for the three months ended March 31, 2011. The $209.6 million increase was primarily the result of lower net loss and loss expenses for the three months ended March 31, 2012 compared to the same period in 2011, which included significant catastrophe losses, combined with continued growth in premiums earned and higher realized investment gains.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Revenues
Gross premiums written	$204.2	$183.3
Net premiums written	153.8	139.9
Net premiums earned	153.3	135.5
Expenses
Net losses and loss expenses	$97.7	$115.8
Acquisition costs	19.9	18.1
General and administrative expenses	31.0	30.8
Underwriting income (loss)	4.7	(29.2)
Ratios
Loss and loss expense ratio	63.7%	85.5%
Acquisition cost ratio	13.0%	13.4%
General and administrative expense ratio	20.2%	22.7%
Expense ratio	33.2%	36.1%
Combined ratio	96.9%	121.6%

Comparison of Three Months Ended March 31, 2012 and 2011

Premiums. Gross premiums written increased by $20.9 million, or 11.4%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase in gross premiums written was primarily due to increased new business and growth from new products introduced in 2011. We also started to see rate improvement in almost all lines, which contributed to the premium growth. This growth was partially offset by non-recurring business in our environmental line of business and the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar	Percentage
	2012	2011	Change	Change
Professional liability	$59.2	$55.0	$4.2	7.6%
Healthcare	47.0	45.3	1.7	3.8%
General casualty	48.4	41.0	7.4	18.0%
Programs	23.3	19.9	3.4	17.1%
General property	18.5	13.6	4.9	36.0%
Other*	7.8	8.5	(0.7)	(8.2%)

	$204.2	$183.3	$20.9	11.4%

*	Includes our inland marine, environmental and mergers and acquisitions lines of business.

Net premiums written increased by $13.9 million, or 9.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 24.7% of gross premiums written for the three months ended March 31, 2012 compared to 23.7% for the same period in 2011.

Net premiums earned increased by $17.8 million, or 13.1%, for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the growth of our U.S. insurance operations during 2012 and 2011.

Net losses and loss expenses. Net losses and loss expenses decreased by $18.1 million, or 15.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in net losses and loss expenses was primarily due to net favorable prior year reserve development in 2012 compared to net unfavorable prior year reserve development in 2011.

Overall, our U.S. insurance segment recorded net favorable reserve development of $7.2 million during the three months ended March 31, 2012 compared to net unfavorable reserve development of $22.2 million for the three months ended March 31, 2011, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	XxXx	XxXx	XxXx	XxXx	XxXx	XxXx	XxXx	XxXx	XxXx	XxXx	XxXx
	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Professional liability	$—	$—	$(0.1)	$(0.1)	$(0.1)	$(6.8)	$(0.5)	$(1.8)	$(1.7)	$6.1	$(5.0)
Healthcare	—	0.5	(1.1)	(3.0)	(2.0)	(2.0)	—	(0.5)	3.4	—	(4.7)
General casualty	(0.1)	(0.1)	1.2	(0.3)	(4.4)	—	—	—	—	—	(3.7)
General property	—	—	0.3	(0.2)	—	(0.2)	1.4	(0.4)	(0.4)	1.1	1.6
Programs	—	—	—	—	—	(0.1)	(0.6)	0.1	3.5	1.2	4.1
Other	—	—	—	—	—	—	—	—	—	0.5	0.5

	$(0.1)	$0.4	$0.3	$(3.6)	$(6.5)	$(9.1)	$0.3	$(2.6)	$4.8	$8.9	$(7.2)

Overall, loss emergence was favorable for loss years 2002 to 2009, reflecting actual loss emergence lower than anticipated. The unfavorable reserve development for the 2010 loss year was due to higher than expected loss emergence from a terminated program and medical malpractice policies included in the healthcare line. The 2011 loss year includes adverse development primarily related to certain errors and omissions products.

	X.xXX	X.xXX	X.xXX	X.xXX	X.xXX	X.xXX	X.xXX	X.xXX	X.xXX	X.xXX
	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$—	$(0.1)	$(0.7)	$24.3	$(0.2)	$0.4	$(1.6)	$6.3	$28.4
Healthcare	(0.1)	(0.5)	(0.5)	1.0	0.6	0.3	(1.1)	0.5	0.1	0.3
General casualty	—	(0.3)	(0.8)	(5.6)	—	—	—	—	—	(6.7)
General property	—	—	(0.3)	(0.6)	0.1	—	(1.1)	(0.3)	1.2	(1.0)
Programs	—	—	—	—	—	—	0.1	0.3	0.8	1.2

	$(0.1)	$(0.8)	$(1.7)	$(5.9)	$25.0	$0.1	$(1.7)	$(1.1)	$8.4	$22.2

The loss and loss expense ratio for the three months ended March 31, 2012 was 63.7% compared to 85.5% for the three months ended March 31, 2011. Net favorable reserve development recognized during the three months ended March 31, 2012 decreased the loss and loss expense ratio by 4.7 percentage points. Thus, the loss and loss expense ratio for the current loss year was 68.4%. In comparison, net unfavorable reserve development during the three months ended March 31, 2011 increased the loss and loss expense ratio by 16.4 percentage points. Thus, the loss and loss expense ratio for that loss year was 69.1%.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,224.1	$1,035.1
Incurred related to:
Current period non-catastrophe	104.9	93.6
Prior period non-catastrophe	(8.6)	23.8
Prior period property catastrophe	1.4	(1.6)

Total incurred	$97.7	$115.8
Paid related to:
Current period non-catastrophe	1.0	0.5
Prior period non-catastrophe	60.7	40.5
Prior period property catastrophe	1.1	—

Total paid	$62.8	$41.0
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, March 31	1,259.0	1,109.9
Losses and loss expenses recoverable	461.3	425.8

Reserve for losses and loss expenses, March 31	$1,720.3	$1,535.7

Acquisition costs. Acquisition costs increased by $1.8 million, or 9.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio decreased to 13.0% for the three months ended March 31, 2012 from 13.4% for the same period in 2011.

General and administrative expenses. General and administrative expenses increased by $0.2 million, or 0.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The general and administrative expense ratio decreased to 20.2% for the three months ended March 31, 2012 from 22.7% in the same period in 2011 as a result of our continued expense management and increased net premiums earned.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Revenues
Gross premiums written	$113.6	$111.3
Net premiums written	72.6	74.9
Net premiums earned	79.9	76.3
Expenses
Net losses and loss expenses	$38.1	$71.2
Acquisition costs	(0.5)	(1.8)
General and administrative expenses	22.4	20.7
Underwriting income (loss)	19.9	(13.8)
Ratios
Loss and loss expense ratio	47.7%	93.3%
Acquisition cost ratio	(0.7%)	(2.4%)
General and administrative expense ratio	28.0%	27.2%
Expense ratio	27.3%	24.8%
Combined ratio	75.0%	118.1%

Comparison of Three Months Ended March 31, 2012 and 2011

Premiums. Gross premiums written increased by $2.3 million, or 2.1%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily a result of new business, including $3.6 million from new products, specifically our trade credit and small to mid-sized enterprise (“SME”) insurance products. However, this increase was partially offset by decreases in other lines due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition in our international insurance segment. In addition, the three months ended March 31, 2011 also included $3.9 million of non-recurring business.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar	Percentage
	2012	2011	Change	Change
General property	$36.8	$37.2	$(0.4)	(1.1%)
Professional liability	31.0	28.9	2.1	7.3%
General casualty	21.7	23.4	(1.7)	(7.3%)
Healthcare	20.0	20.6	(0.6)	(2.9%)
Other *	4.1	1.2	2.9	241.7%

	$113.6	$111.3	$2.3	2.1%

*	Includes our trade credit line of business

Net premiums written decreased by $2.3 million, or 3.1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We ceded to reinsurers 36.1% of gross premiums written for the three months ended March 31, 2012 compared to 32.7% for the three months ended March 31, 2011. Net premiums written decreased primarily due to an increase in premiums ceded under our professional liability treaty combined with increased cessions on our trade credit line of business.

Net premiums earned increased $3.6 million, or 4.7%, primarily due to higher net premiums written in the latter half of 2011.

Net losses and loss expenses. Net losses and loss expenses decreased by $33.1 million, or 46.5%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in net losses and loss expenses was due to minimal catastrophe loss activity in 2012 compared to the same period in 2011, which included $43.2 million for the Asia-Pacific catastrophes. This was partially offset by lower prior year development for the three months ended March 31, 2012 compared to the same period in 2011.

Overall, our international insurance segment recorded net favorable reserve development of $20.3 million during the three months ended March 31, 2012 compared to net favorable reserve development of $28.6 million for the three months ended March 31, 2011, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx
	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
					($ in millions)
General property	$—	$—	$0.1	$1.0	$(0.8)	$0.9	$(0.1)	$(0.6)	$(6.6)	$4.4	$(1.7)
Professional liability	—	(0.1)	(1.1)	(1.7)	(6.8)	(6.1)	2.3	—	—	—	(13.5)
General casualty	(1.6)	(0.7)	(1.2)	(1.7)	(8.9)	(1.1)	(4.5)	—	—	20.0	0.3
Healthcare	—	(0.5)	(0.3)	(0.6)	(0.4)	(3.6)	—	—	—	—	(5.4)

	$(1.6)	$(1.3)	$(2.5)	$(3.0)	$(16.9)	$(9.9)	$(2.3)	$(0.6)	$(6.6)	$24.4	$(20.3)

The net favorable reserve development for loss years 2002 to 2010 is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our general casualty line for loss year 2011 was due to adverse development on an individual claim, estimated to reach our full limit of $20.0 million, net of reinsurance.

	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x
	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
					($ in millions)
General property	$—	$(0.1)	$(0.4)	$(2.0)	$0.8	$(0.1)	$(5.4)	$(8.6)	$(2.2)	$(18.0)
Professional liability	2.0	(1.0)	(2.5)	(4.3)	(8.1)	—	9.0	—	—	(4.9)
General casualty	(0.5)	(1.3)	5.2	(10.4)	11.3	(7.7)	—	7.2	—	3.8
Healthcare	—	(0.3)	(0.4)	(0.5)	(8.3)	—	—	—		(9.5)

	$1.5	$(2.7)	$1.9	$(17.2)	$(4.3)	$(7.8)	$3.6	$(1.4)	$(2.2)	$(28.6)

The loss and loss expense ratio for the three months ended March 31, 2012 was 47.7%, compared to 93.3% for the three months ended March 31, 2011. The net favorable reserve development recognized during the three months ended March 31, 2012 decreased the loss and loss expense ratio by 25.4 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 73.1%. Comparatively, the net favorable reserve development recognized during the three months ended March 31, 2011 decreased the loss and loss expense ratio by 37.5 percentage points. Thus, the loss and loss expense ratio related to that period’s business was 130.8%. The $43.2 million of catastrophe losses, which occurred during the three months ended March 31, 2011, added 56.6 percentage points to that period’s loss and loss expense ratio. Excluding favorable prior year development and catastrophe losses, the 2011 loss ratio would have been 74.2%.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,684.7	$1,695.7
Incurred related to:
Current period non-catastrophe	58.4	56.6
Current period property catastrophe	—	43.2
Prior period non-catastrophe	(21.8)	(24.5)
Prior period property catastrophe	1.5	(4.1)

Total incurred	$38.1	$71.2
Paid related to:
Current period non-catastrophe	—	0.6
Current period property catastrophe	—	—
Prior period non-catastrophe	41.0	46.9
Prior period property catastrophe	7.6	2.7

Total paid	$48.6	$50.2
Foreign exchange revaluation	4.3	5.1

Net reserve for losses and loss expenses, March 31	1,678.5	1,721.8
Losses and loss expenses recoverable	594.8	549.1

Reserve for losses and loss expenses, March 31	$2,273.3	$2,270.9

Acquisition costs. Acquisition costs increased by $1.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio increased from negative 2.4% for the three months ended March 31, 2011 to negative 0.7% for the three months ended March 31, 2012 due to earned premium growth in products with higher acquisition costs.

General and administrative expenses. General and administrative expenses increased $1.7 million, or 8.2%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally. The general and administrative expense ratio increased to 28.0% for the three months ended March 31, 2012 from 27.2% for the same period in 2011 due to the higher expenses, partially offset by higher net premiums earned.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Revenues
Gross premiums written	$363.1	$266.1
Net premiums written	362.5	266.0
Net premiums earned	168.7	123.1
Expenses
Net losses and loss expenses	$89.4	$117.4
Acquisition costs	27.7	21.8
General and administrative expenses	17.0	16.4
Underwriting income (loss)	34.6	(32.5)
Ratios
Loss and loss expense ratio	53.0%	95.4%
Acquisition cost ratio	16.4%	17.7%
General and administrative expense ratio	10.0%	13.3%
Expense ratio	26.4%	31.0%
Combined ratio	79.4%	126.4%

Comparison of Three Months Ended March 31, 2012 and 2011

Premiums. Gross premiums written increased by $97.0 million, or 36.5%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase in gross premiums written was primarily due to the continued growth of our specialty unit, which increased $73.1 million on new business growth, combined with increased participations on renewing business. Within the specialty products, crop reinsurance premiums increased $50.1 million while marine contributed a further $13.0 million. Property reinsurance increased $34.4 million due to increased rates and new business opportunities, primarily in the United States, Bermuda and for our Lloyd’s syndicate. This was partially offset by decreased casualty premiums due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Three Months Ended March 31,		Dollar	Percentage
	2012	2011	Change	Change
United States	$184.7	$123.4	$61.3	49.7%
Bermuda	110.0	97.4	12.6	12.9%
Europe	39.8	30.4	9.4	30.9%
Singapore	28.6	14.9	13.7	91.9%

	$363.1	$266.1	$97.0	36.5%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar	Percentage
	2012	2011	Change	Change
Property	$153.6	$119.2	$34.4	28.9%
Specialty	113.9	40.8	73.1	179.2%
Casualty	95.6	106.1	(10.5)	(9.9%)

	$363.1	$266.1	$97.0	36.5%

Net premiums written increased by $96.5 million, or 36.3%, consistent with the increase in gross premiums written.

Net premiums earned increased $45.6 million, or 37.0%, as a result of the increase in net premiums written during the year ended December 31, 2011 and the three months ended March 31, 2012. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.

Net losses and loss expenses. Net losses and loss expenses decreased by $28.0 million, or 23.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in net losses and loss expenses was due to minimal catastrophe loss activity in 2012 compared to the same period in 2011, which included $89.0 million for the Asia-Pacific catastrophes. This was partially offset by growth in net premiums earned and lower prior year development for the three months ended March 31, 2012 compared to the same period in 2011.

Overall, our reinsurance segment recorded net favorable prior year reserve development of $12.0 million and $37.9 million during the three months ended March 31, 2012 and 2011, respectively, as shown in the tables below. In the tables, a negative number represents net favorable reserve development and a positive number represents net unfavorable reserve development.

	Xx.x	Xx.x	Xx.x	Xx.x	Xx.x	Xx.x	Xx.x	Xx.x	Xx.x	Xx.x	Xx.x
	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Specialty	$—	$(0.1)	$(2.1)	$(3.7)	$(0.5)	$(0.6)	$—	$—	$(0.2)	$(1.7)	$(8.9)
Property	—	—	(0.7)	0.2	—	0.2	(0.3)	0.9	4.7	0.1	5.1
Casualty	0.5	(0.8)	3.7	(3.8)	(1.7)	(5.8)	(0.6)	—	—	0.3	(8.2)

	$0.5	$(0.9)	$0.9	$(7.3)	$(2.2)	$(6.2)	$(0.9)	$0.9	$4.5	$(1.3)	$(12.0)

	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x	xxx.x
	Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Specialty	$—	$—	$—	$—	$—	$—	$(0.2)	$(5.8)	$(2.0)	$(8.0)
Property	—	(0.4)	(0.1)	(1.4)	(1.0)	(2.3)	(1.8)	(3.0)	(1.8)	(11.8)
Casualty	—	(1.7)	(2.5)	(10.4)	(4.9)	(1.0)	(0.4)	—	2.8	(18.1)

	$—	$(2.1)	$(2.6)	$(11.8)	$(5.9)	$(3.3)	$(2.4)	$(8.8)	$(1.0)	$(37.9)

The loss and loss expense ratio for the three months ended March 31, 2012 was 53.0%, compared to 95.4% for the three months ended March 31, 2011. Net favorable reserve development recognized during the three months ended March 31, 2012 reduced the loss and loss expense ratio by 7.1 percentage points. Thus, the loss and loss expense ratio related to the current loss year was 60.1%. In comparison, net favorable reserve development recognized in the three months ended March 31, 2011 reduced the loss and loss expense ratio by 30.8 percentage points. Thus, the loss and loss expense ratio related to that loss year was 126.2%, which included 72.3 percentage points related to catastrophe losses. Excluding net favorable prior year development and catastrophe losses, the 2011 loss ratio would have been 53.9%.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, January 1	$1,313.4	$1,220.8
Incurred related to:
Current period non-catastrophe	101.4	66.3
Current period property catastrophe	—	89.0
Prior period non-catastrophe	(12.0)	(34.6)
Prior period property catastrophe	—	(3.3)

Total incurred	$89.4	$117.4
Paid related to:
Current period non-catastrophe	0.6	0.5
Prior period non-catastrophe	54.1	40.9
Prior period property catastrophe	11.0	3.4

Total paid	$65.7	$44.8
Foreign exchange revaluation	—	—

Net reserve for losses and loss expenses, March 31	1,337.1	1,293.4
Losses and loss expenses recoverable	0.7	0.6

Reserve for losses and loss expenses, March 31	$1,337.8	$1,294.0

Acquisition costs. Acquisition costs increased by $5.9 million, or 27.1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to the increase in net premiums earned. The acquisition cost ratio was 16.4% for the three months ended March 31, 2012 compared to 17.7% for the three months ended March 31, 2011, primarily due to the change in mix of business.

General and administrative expenses. General and administrative expenses increased $0.6 million, or 3.7%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The general and administrative expense ratios for the three months ended March 31, 2012 and 2011 were 10.0% and 13.3%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2012.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Case reserves	$413.8	$387.6	$536.3	$522.6	$471.6	$456.2	$1,421.7	$1,366.4
IBNR	1,306.5	1,274.8	1,737.0	1,726.4	866.2	857.5	3,909.7	3,858.7

Reserve for losses and loss expenses	1,720.3	1,662.4	2,273.3	2,249.0	1,337.8	1,313.7	5,331.4	5,225.1
Reinsurance recoverables	(461.3)	(438.3)	(594.8)	(564.3)	(0.7)	(0.3)	(1,056.8)	(1,002.9)

Net reserve for losses and loss expenses	$1,259.0	$1,224.1	$1,678.5	$1,684.7	$1,337.1	$1,313.4	$4,274.6	$4,222.2

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2012:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable (1)
	Carried Reserve	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,720.3	$1,385.3	$1,918.6
International insurance	2,273.3	1,697.9	2,574.3
Reinsurance	1,337.8	1,070.4	1,551.5

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable (2)
	Carried Reserve	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,259.0	$1,000.7	$1,401.1
International insurance	1,678.5	1,236.3	1,900.0
Reinsurance	1,337.1	1,069.7	1,550.3

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a gross basis, the consolidated low estimate is $4,430.5 million and the consolidated high estimate is $5,767.5 million.

(2)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves. On a net basis, the consolidated low estimate is $3,532.9 million and the consolidated high estimate is $4,625.2 million.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	($ in millions)
Ceded case reserves	$214.3	$196.5
Ceded IBNR reserves	842.5	806.4

Reinsurance recoverable	$1,056.8	$1,002.9

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 94% of ceded reserves as of March 31, 2012 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

Liquidity and Capital Resources

General

Our operating subsidiaries depend upon cash inflows from premium receipts, net of commissions, investment income and proceeds from sales and redemptions of investments. Cash outflows for our operating subsidiaries are in the form of claims payments, reinsurance premium payments, purchase of investments, operating expenses and income tax payments as well as dividend payments to the holding company.

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. We expect that annual positive cash flows from operating activities will be sufficient to cover claims payments, reinsurance premium payments, operating expenses and income tax payments. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, or liquidate a portion of our investment portfolio in order to meet our short-term liquidity needs. Our total investments and cash totaled $8.4 billion as of March 31, 2012, the main components of which were investment grade fixed income securities and cash and cash equivalents.

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

Capital Activities

In May 2010, we established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases under this authorization may be effected from time to time through open market purchases, privately negotiated transactions, and tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the company’s capital position, legal requirements and other factors. During the three months ended March 31, 2012, we repurchased through open market purchases 1,430,804 shares at a total cost of $93.0 million, for an average price of $65.01 per share. We have classified the repurchased shares as “treasury shares, at cost” on the consolidated balance sheets.

In May 2012, we established a new $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon shareholder approval.

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

Restrictions and Specific Requirements

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. See Liquidity and Capital Resources in Item 7A of Part II of the Company’s 2011 Form 10-K.

Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with reinsurance contract provisions and relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.7 billion in letters of credit under two letter of credit facilities, $900 million with Citibank Europe plc and $800 million with a syndication of lenders (the “Credit Facility”). These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time.

The Credit Facility as of March 31, 2012 has not changed significantly since December 31, 2011. See Restrictions and Specific Requirements in Item 7 of Part II of the Company’s 2011 Form 10-K. The Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require the Company to maintain certain leverage ratios, consolidated net worth and financial strength rating. Allied World Bermuda is in compliance with all covenants under the Credit Facility as of March 31, 2012. The Credit Facility will terminate on November 27, 2012.

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

As of March 31, 2012, we had a combined unused letters of credit capacity of $849.1 million from the Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

As of March 31, 2012 and December 31, 2011, $2,019.7 million and $2,029.1 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of March 31, 2012 and December 31, 2011, a further $1,107.3 million and $1,044.2 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our Credit Facility.

We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payment of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities, including interest and dividend payments, respectively, on our senior notes (described below) and common shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts, net of commissions, investment income, net proceeds from capital raising activities that may include the issuance of common shares, senior notes and other debt or equity issuances, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, purchase reinsurance, pay general and administrative expenses and taxes, and pay dividends and interest, with the remainder made available to our investment portfolio managers for investment in accordance with our investment policy.

Cash flows from operating activities for the three months ended March 31, 2012 were $142.8 million compared to $174.9 million for the three months ended March 31, 2011. The decrease in cash flows from operations was impacted by increased paid loss activity for 2011 catastrophe events in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to an increase in restricted cash. We had net cash provided by investing activities of $152.8 million for the three months ended March 31, 2012 compared to net cash used in investing activities of $128.9 million for the three months ended March 31, 2011. The increase in cash flows provided by investing activities reflects net sales of securities that were pending reinvestment shortly after the end of the quarter. These funds will be reinvested in securities classified as trading.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, and the repurchase of our shares, the payment of dividends and the repayment of debt. Cash flows used in financing activities were $103.9 million for the three months ended March 31, 2012 compared to $110.4 million for the three months ended March 31, 2011. The decrease in cash flows used in financing activities was due to the repurchase of the founder warrant and common shares totaling $113.6 million during the three months ended March 31, 2011. For the three months ended March 31, 2012, we repurchased common shares totaling $93.0 million.

Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2012 and December 31, 2011, 90.1% and 92.6%, respectively, of our fixed income portfolio consisted of investment grade securities. As of March 31, 2012 and December 31, 2011, net accumulated unrealized gains on our available for sale fixed maturity investments were $3.7 million and $17.6 million, respectively. The decrease in net unrealized gains was due to the sale of certain available for sale securities during the three months ended March 31, 2012 and reinvesting the proceeds in fixed maturity investments where mark-to-market changes are reflected in the consolidated statements of operations and comprehensive income. We expect this trend to continue for the remainder of 2012. The maturity distribution of our fixed income portfolio (on a fair value basis) as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	($ in millions)
Due in one year or less	$592.8	$661.6
Due after one year through five years	2,675.1	2,686.1
Due after five years through ten years	623.1	725.5
Due after ten years	110.0	94.2
Mortgage-backed	1,823.7	1,818.1
Asset-backed	490.8	513.2

Total	$6,315.5	$6,498.7

We have investments in other invested assets, comprising interests in hedge funds and private equity funds, the market value of which was $522.1 million as of March 31, 2012. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(d) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of March 31, 2012 have not changed since December 31, 2011. See Item 1. “Business” in our 2011 Form 10-K.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

In the table below changes in market values as a result of changes in interest rates is determined by calculating hypothetical March 31, 2012 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$7,489.3	$7,473.9	$7,441.5	$7,428.6	$7,306.4	$7,229.8	$7,071.3
Market value change from base	60.7	45.3	12.9	0.0	(122.2)	(198.8)	(357.3)
Change in unrealized appreciation/(depreciation)	0.8%	0.6%	0.2%	0.0%	(1.6)%	(2.7)%	(4.8)%

In the table below changes in market values as a result of changes in credit spreads are determined by calculating hypothetical March 31, 2012 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$5,598.1	$5,462.3	$5,394.4	$5,326.5	$5,258.6	$5,190.7	$5,054.9
Market value change from base	271.6	135.8	67.9	0.0	(67.9)	(135.8)	(271.6)
Change in unrealized appreciation/(depreciation)	5.1%	2.5%	1.3%	0.0%	(1.3)%	(2.5)%	(5.1)%

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of March 31, 2012, we held assets totaling $6.3 billion of fixed income securities. Of those assets, approximately 9.9% were rated below investment grade (Ba1/BB+ or lower) with the remaining 90.1% rated in the investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.

As of March 31, 2012, we held $2,158.5 million, or 25.7%, of our total investments and cash and cash equivalents in corporate bonds, $1,018.5 million of which were issued by entities within the financial services industry. These corporate bonds had an average credit rating of A+ by Standards & Poor’s.

As of March 31, 2012, we held $1,823.7 million, or 21.7%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities (13.8%), non-agency residential mortgage-backed securities (4.2%) and non-agency commercial mortgage-backed securities (3.7%). The agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost, and extension risk when payments occur slower than expected. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.

We held $309.7 million of non-agency commercial mortgage-backed securities. These securities are subject to the risk of non-payment due to increased levels of delinquencies, defaults and losses on commercial loans that cumulatively create shortfalls beyond the level of subordination in our specific securities. As of March 31, 2012, 9.9% of our non-agency commercial mortgage-backed securities were rated below Aaa/AAA.

Additionally as of March 31, 2012, we held $128.2 million in non-agency residential mortgage-backed securities and $226.2 million of high yield (below investment grade) non-agency residential mortgage-backed securities, which is included in the $1,823.7 million referenced above. As of March 31, 2012, the average credit rating of the non-agency residential mortgage-backed securities was AA-. As of March 31, 2012, 93.9% of the high yield non-agency residential mortgage-backed securities were rated below investment grade, and the average credit rating was CCC by Standard &Poor’s.

As of March 31, 2012, we held investments in other invested assets, comprising hedge funds and private equity funds, with a fair value of $522.1 million. Investments in these funds may involve certain risks related to, among other things, the illiquid nature of the fund shares and the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

During 2011, concerns about sovereign and corporate credits throughout the European Economic Area became elevated. As of March 31, 2012, our direct exposure to European credit across all of Europe was $664.6 million and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. Of that, approximately $203.8 million was invested in debt issued or guaranteed by European nations, $21.0 million was invested in structured products and $439.8 million was invested in debt and equity securities of European corporations (not guaranteed by a sovereign nation) as outlined in the table below. As of March 31, 2012, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	$XXX,X	$XXX,X	$XXX,X	$XXX,X
	Total Exposure by European Country
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Belgium	$21.7	$—	$13.4	$35.1
Denmark	35.0	—	—	35.0
France	—	—	45.3	45.3
Germany	72.5	—	14.0	86.5
Italy	—	—	1.7	1.7
Luxembourg	—	—	16.5	16.5
Netherlands	38.6	—	28.3	66.9
Norway	—	—	55.3	55.3
Russia	—	—	16.5	16.5
Spain	—	—	22.6	22.6
Sweden	—	—	28.6	28.6
Switzerland	11.2	—	43.8	55.0
United Kingdom	24.8	21.0	153.8	199.6

Total Exposure	$203.8	$21.0	$439.8	$664.6

The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. However, we enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily the Euro, British Sterling, Swiss Franc and the Canadian dollar. Receivables in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates. We utilize a hedging strategy to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire within 90 days from purchase.

As of March 31, 2012 and December 31, 2011, 3.6% and 3.1%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the three months ended March 31, 2012 and 2011, approximately 15% and 14%, respectively, was written in currencies other than the U.S. dollar. The increase in the amount of gross premiums written in currencies other than the U.S. dollar is due to the increased business written by our international offices.

Our foreign exchange gain is set forth in the chart below.

	$XXX,X	$XXX,X
	Three Months Ended March 31,
	2012	2011
	($ in millions)
Realized exchange (loss) gain	$(3.8)	$0.3
Unrealized exchange gain	3.9	0.1

Foreign exchange gain	$0.1	$0.4

Item 4. Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia (Atlanta Division) entitled New Cingular Wireless Headquarters, LLC et al. v. Marsh & McLennan Companies, Inc., et al. Among the 78 insurers named as defendants is our insurance subsidiary in Bermuda, Allied World Assurance Company, Ltd. Plaintiffs allege that the broker defendants used a variety of illegal schemes and anti-competitive practices that resulted in the plaintiffs either paying more for insurance products or receiving less beneficial terms than the competitive market would have produced. Plaintiffs seek equitable and legal remedies, including injunctive relief, consequential and punitive damages, treble damages and attorneys’ fees. In October 2006, the litigation was transferred to the U.S. District Court for the District of New Jersey for pretrial purposes. The District Court subsequently stayed the litigation while its decision to grant motions to dismiss the related class actions was being appealed. On appeal, the District Court’s dismissals were affirmed in large part but were vacated in part and remanded to the District Court. Because of the stay and the pending order, neither our subsidiary nor any of the other defendants have responded to the complaint and written discovery that had begun has not been completed. In October 2011, the District Court lifted the stay and authorized the filing of renewed class action motions to dismiss. While it is not possible to predict the outcome of the litigation, the Company does not believe that the outcome will have a material adverse effect on its operations or financial position.

Item 1A.     Risk Factors.

Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2011 Form 10-K, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2011 Form 10-K. The risks described in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our repurchases of our common shares during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2012	524,328	$63.00	524,328	$141,141,451
February 1 - 29, 2012	466,972	64.24	466,972	111,143,016
March 1 - 31, 2012	439,504	68.25	439,504	81,150,239

Total	1,430,804	$65.01	1,430,804	$81,150,239	(1)

(1)	In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

3.2(2)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World Reinsurance Company and John R. Bender.

10.2†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and John J. McElroy.

10.3(3)†	Form of Employment Agreement Amendment for John R. Bender and John J. McElroy.

10.4(4)†	Form of Indemnification Agreement for John R. Bender and John J. McElroy.

10.5†	Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan.

10.6†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan.

10.7†	Form of Performance-Based Compensation Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2012.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 28, 2012.

(3)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011. The Employment Agreement Amendments, dated as of March 1, 2012, for John R. Bender and John J. McElroy are materially identical to the form filed as Exhibit 10.40 thereto.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010. The Indemnification Agreements, dated as of March 1, 2012, for John R. Bender and John J. McElroy are materially identical to the form filed as Exhibit 10.4 thereto.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

Dated: May 9, 2012	By:	/s/ Scott A. Carmilani
Name: Scott A. Carmilani
Title: President and Chief Executive Officer

Dated: May 9, 2012	By:	/s/ Joan H. Dillard
Name: Joan H. Dillard
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

3.2(2)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World Reinsurance Company and John R. Bender.

10.2†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and John J. McElroy.

10.3(3)†	Form of Employment Agreement Amendment for John R. Bender and John J. McElroy.

10.4(4)†	Form of Indemnification Agreement for John R. Bender and John J. McElroy.

10.5†	Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan.

10.6†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan.

10.7†	Form of Performance-Based Compensation Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2012.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 28, 2012.

(3)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011. The Employment Agreement Amendments, dated as of March 1, 2012, for John R. Bender and John J. McElroy are materially identical to the form filed as Exhibit 10.40 thereto.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010. The Indemnification Agreements, dated as of March 1, 2012, for John R. Bender and John J. McElroy are materially identical to the form filed as Exhibit 10.4 thereto.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.