Form 10-Q
period 2012-06-30
Allied World Assurance Co Holdings, AG
filed 2012-08-03
CIK 1163348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of July 30, 2012, 35,773,639 common shares were outstanding.

-i-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2012 and December 31, 2011

(Expressed in thousands of United States dollars, except share and per share amounts)

	As of June 30, 2012	As of December 31, 2011
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2012: $28,038; 2011: $226,397)	$30,214	$244,016
Fixed maturity investments trading, at fair value (amortized cost: 2012: $6,705,210; 2011: $6,207,991)	6,796,109	6,254,686
Equity securities trading, at fair value (cost: 2012: $419,366; 2011: $356,370)	454,205	367,483
Other invested assets trading, at fair value	520,890	540,409

Total investments	7,801,418	7,406,594
Cash and cash equivalents	864,450	633,996
Restricted cash	239,376	82,608
Insurance balances receivable	845,663	652,158
Prepaid reinsurance	259,289	226,721
Reinsurance recoverable	1,073,612	1,002,919
Accrued investment income	30,117	38,263
Net deferred acquisition costs	129,818	100,334
Goodwill	268,376	268,376
Intangible assets	52,631	53,898
Balances receivable on sale of investments	635,727	580,443
Net deferred tax assets	28,477	22,646
Other assets	48,697	53,202

Total assets	$12,277,651	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$5,377,518	$5,225,143
Unearned premiums	1,363,006	1,078,412
Reinsurance balances payable	128,306	124,539
Balances due on purchases of investments	1,220,246	616,728
Senior notes	798,080	797,949
Dividends payable	—	14,302
Accounts payable and accrued liabilities	106,594	116,063

Total liabilities	$8,993,750	$7,973,136

SHAREHOLDERS’ EQUITY:
Common shares: 2012: par value CHF 13.69 per share and 2011: par value CHF 14.03 per share (2012: 40,003,642; 2011: 40,003,642 shares issued and 2012: 35,942,964; 2011: 37,742,131 shares outstanding)	543,452	557,153
Additional paid-in capital	52,815	78,225
Treasury shares, at cost (2012: 4,060,678; 2011: 2,261,511)	(264,037)	(136,590)
Retained earnings	2,950,257	2,635,750
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	1,414	14,484

Total shareholders’ equity	3,283,901	3,149,022

Total liabilities and shareholders’ equity	$12,277,651	$11,122,158

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

for the three and six months ended June 30, 2012 and 2011

(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Gross premiums written	$646,870	$519,598	$1,327,799	$1,080,286
Premiums ceded	(152,160)	(123,795)	(244,136)	(203,612)

Net premiums written	494,710	395,803	1,083,663	876,674
Change in unearned premiums	(64,963)	(40,496)	(252,026)	(186,491)

Net premiums earned	429,747	355,307	831,637	690,183
Net investment income	42,451	52,368	89,660	102,576
Net realized investment gains	8,663	58,878	142,244	109,254

	480,861	466,553	1,063,541	902,013

EXPENSES:
Net losses and loss expenses	240,380	235,813	465,582	540,265
Acquisition costs	51,588	42,971	98,726	81,053
General and administrative expenses	73,979	67,201	144,345	135,157
Amortization and impairment of intangible assets	634	766	1,267	1,533
Interest expense	14,001	13,745	27,757	27,487
Foreign exchange (gain) loss	(1,019)	1,184	(1,100)	742

	379,563	361,680	736,577	786,237

Income before income taxes	101,298	104,873	326,964	115,776
Income tax expense	4,947	11,073	12,457	13,356

NET INCOME	96,351	93,800	314,507	102,420

Other comprehensive loss:
Unrealized gains on investments arising during the period net of applicable deferred income tax (benefit) expense for the three months ended June 30, 2012: ($68); 2011:$1,461 and six months ended June 30, 2012:($96); 2011: $2,425	231	13,680	179	5,636
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(1,142)	(23,548)	(13,249)	(39,676)

Other comprehensive loss	(911)	(9,868)	(13,070)	(34,040)

COMPREHENSIVE INCOME	$95,440	$83,932	$301,437	$68,380

PER SHARE DATA
Basic earnings per share	$2.66	$2.45	$8.56	$2.69
Diluted earnings per share	$2.59	$2.36	$8.41	$2.57
Weighted average common shares outstanding	36,288,596	38,346,489	36,746,881	38,061,724
Weighted average common shares and common share equivalents outstanding	37,189,722	39,800,753	37,395,559	39,873,418
Dividends paid per share	$0.375	$—	$0.750	$—

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the six months ended June 30, 2012 and 2011

(Expressed in thousands of United States dollars)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	314,507	314,507
Dividends — par value reduction	(13,701)	—	—	—	—	(13,701)
Other comprehensive loss	—	—	—	(13,070)	—	(13,070)
Stock compensation	—	(25,410)	32,011	—	—	6,601
Share repurchases	—	—	(159,458)	—	—	(159,458)

June 30, 2012	$543,452	$52,815	$(264,037)	$1,414	$2,950,257	$3,283,901

December 31, 2010	$600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820
Net income	—	—	—	—	102,420	102,420
Other comprehensive loss	—	—	—	(34,040)	—	(34,040)
Stock compensation	—	(34,582)	48,419	—	—	13,837
Share repurchase	—	—	(60,000)	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	—	(53,620)

June 30, 2011	$600,055	$82,037	$(124,392)	$23,095	$2,463,622	$3,044,417

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2012 and 2011

(Expressed in thousands of United States dollars)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$314,507	$102,420
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(46,834)	(52,906)
Mark to market adjustments	(94,732)	(77,318)
Stock compensation expense	9,294	12,112
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	81,682	285,753
Unearned premiums, net of prepaid reinsurance	252,026	186,491
Insurance balances receivable	(193,505)	(123,075)
Reinsurance balances payable	3,767	32,929
Net deferred acquisition costs	(29,484)	(15,280)
Net deferred tax assets	(3,458)	2,339
Accounts payable and accrued liabilities	(19,978)	(18,629)
Other items, net	28,488	27,010

Net cash provided by operating activities	301,773	361,846

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	(352)
Purchases of trading securities	(4,005,352)	(4,194,787)
Purchases of other invested assets	(17,778)	(240,410)
Sales of available for sale securities	214,015	560,794
Sales of trading securities	3,959,204	3,540,053
Sales of other invested assets	108,759	36,067
Purchases of fixed assets	(879)	(2,316)
Change in restricted cash	(156,768)	29,520

Net cash provided by (used in) investing activities	101,201	(271,431)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid — partial par value reduction	(28,003)	—
Proceeds from the exercise of stock options	6,697	4,824
Share repurchases	(148,949)	(60,000)
Repurchase of founder warrants	—	(53,620)

Net cash used in financing activities	(170,255)	(108,796)

Effect of exchange rate changes on foreign currency cash	(2,265)	2,190
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	230,454	(16,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	633,996	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$864,450	$740,804

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$8,257	$433
— Cash paid for interest expense	$27,000	$27,000

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

4. INVESTMENTS

a) Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available for sale investments by category are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
U.S. Government and Government agencies	$28,038	$2,176	$—	$30,214

Total fixed maturity investments, available for sale	$28,038	$2,176	$—	$30,214

December 31, 2011
U.S. Government and Government agencies	$31,309	$2,321	$—	$33,630
States, municipalities and political subdivisions	29,128	4,351	—	33,479
Corporate debt:
Financial institutions	17,431	348	(292)	17,487
Industrials	73,539	4,268	—	77,807
Utilities	74,990	6,623	—	81,613

Total fixed maturity investments, available for sale	$226,397	$17,911	$(292)	$244,016

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (“consolidated income statements”) by category are as follows:

	June 30, 2012		December 31, 2011
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,715,141	$1,701,706	$1,278,265	$1,263,948
Non-U.S. Government and Government agencies	315,493	309,350	256,756	251,784
States, municipalities and political subdivisions	39,741	38,584	133,902	128,633
Corporate debt:
Financial institutions	961,728	946,999	1,161,904	1,174,308
Industrials	1,019,043	1,013,026	987,006	974,731
Utilities	58,173	56,718	105,564	103,262
Residential mortgage-backed:
Non-agency residential	298,355	283,739	302,827	314,077
Agency residential	1,710,596	1,686,022	1,183,893	1,156,913
Commercial mortgage-backed	260,420	252,193	331,371	326,697
Asset-backed	417,419	416,873	513,198	513,638

Total fixed maturity investments, trading	$6,796,109	$6,705,210	$6,254,686	$6,207,991

	June 30, 2012		December 31, 2011
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$454,205	$419,366	$367,483	$356,370
Other invested assets (1)	520,890	487,938	540,409	529,851

	$975,095	$907,304	$907,892	$886,221

(1)	Within the Company’s financial statements and footnotes “other invested assets” include the Company’s investments in both hedge funds and private equity funds.

c) Contractual Maturity Dates

The contractual maturity dates of available for sale fixed maturity investments are as follows:

	June 30, 2012
	Amortized Cost	Fair Value
Due within one year	$7,001	$7,056
Due after one year through five years	16,958	18,111
Due after five years through ten years	1,077	1,180
Due after ten years	3,002	3,867

	$28,038	$30,214

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

d) Other Invested Assets

Included in other invested assets are the Company’s hedge fund and private equity investments. As of the balance sheet date, the Company held interests in 22 funds with a total fair value of $520,890, which comprised 5.8% of the total fair value of its investments and cash and cash equivalents. The fair values of these assets have been estimated using the net asset value per share of the funds.

In general, the Company has invested in hedge funds that require at least 30 days’ notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have lock-up periods ranging from 1 to 3 years from initial investment. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that allows for redemption requests to be

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date. Certain funds may impose a redemption fee on early redemptions. Interests in private equity funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

Details regarding the redemption characteristics of the other invested assets portfolio as of June 30, 2012 were as follows:

Fund Type	Fair Value as of June 30, 2012	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency (1)	Redemption Notice Period (1)	Unfunded Commitments
Private equity (primary and secondary)	$78,199	$78,199	4 - 10 Years	$—			$167,013
Mezzanine debt	21,756	21,756	10 Years	—			94,022
Distressed	9,559	9,559	<6 Years	—			8,699

Total private equity	109,514	109,514		—			269,734

Distressed	41,131	1,042	<2 Years	40,089	Quarterly	45 - 65 Days	—
Equity long/short	165,482	—		165,482	Quarterly	30 - 60 Days	—
Multi-strategy	136,160	25,830	<2 Years	110,330	Quarterly	45 - 90 Days	—
Event driven	68,603	—		68,603	Annual	45 - 60 Days	—

Total hedge funds	411,376	26,872		384,504			—

Total other invested assets	$520,890	$136,386		$384,504			$269,734

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

•

Private equity funds: Primary funds may invest in companies and general partnership interests. Secondary funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

e) Net Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturity investments	$37,219	$50,648	$84,105	$101,594
Equity securities and other invested assets	8,644	5,015	12,718	7,211
Cash and cash equivalents	550	127	1,157	445
Expenses	(3,962)	(3,422)	(8,320)	(6,674)

Net investment income	$42,451	$52,368	$89,660	$102,576

f) Components of Realized Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains on sale of invested assets	$52,775	$34,611	$91,944	$78,168
Gross realized losses on sale of invested assets	(14,762)	(3,330)	(36,669)	(25,262)
Net realized and unrealized (losses) gains on derivatives	(5,914)	(10,040)	770	(15,536)
Mark-to-market changes:
Debt securities, trading	(24,287)	31,872	44,203	45,336
Other invested assets and equity securities	851	5,765	41,996	26,548

Net realized investment gains	$8,663	$58,878	$142,244	$109,254

Proceeds from sale of available for sale securities	$14,308	$202,671	$213,716	$546,191

g) Pledged Assets

As of June 30, 2012 and December 31, 2011, $2,161,733 and $2,029,138, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of June 30, 2012 and December 31, 2011, a further $1,270,757 and $1,044,236, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facility. See Note 11 to these Condensed Consolidated Financial Statements and Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for details on the credit facility.

h) Analysis of Unrealized Losses

The following table summarizes the market value of those available for sale investments in an unrealized loss position for periods less than and greater than 12 months:

	June 30, 2012		December 31, 2011
	Gross Fair Value	Unrealized Loss	Gross Fair Value	Unrealized Loss
Less than 12 months
Corporate debt:
Financial institutions	$—	$—	$9,440	$(292)

Total fixed maturity investments, available for sale	$—	$—	$9,440	$(292)

As of June 30, 2012 and December 31, 2011, there were nil and three securities, respectively, in an unrealized loss position.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

i) Other-than-temporary impairment charges

Following the Company’s review of the securities in the investment portfolio during the three and six months ended June 30, 2012 and 2011, no securities were considered to be other-than-temporarily impaired.

5. DERIVATIVE INSTRUMENTS

As of June 30, 2012 and December 31, 2011, none of the Company’s derivatives were designated as hedges. The following table summarizes information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	June 30, 2012				December 31, 2011
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives not designated as hedging instruments
Put options (1)	$—	$—	$—	$—	$4,461	$336	$—	$—
Foreign exchange contracts (2)	113,828	1,964	217,588	4,317	91,162	2,030	339,533	8,934
Interest rate futures (2)	197,000	943	216,700	265	680,650	977	292,000	3,467

Total derivatives	$310,828	$2,907	$434,288	$4,582	$776,273	$3,343	$631,533	$12,401

(1)	Asset and liability derivatives relating to the put options are classified within “equity securities trading, at fair value” on the consolidated balance sheets.

(2)	All other asset and liability derivatives are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded in the consolidated income statements:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Foreign exchange contracts	$(359)	$1,345	$580	$2,601

Total included in foreign exchange (loss) gain	(359)	1,345	580	2,601

Put options	—	—	(336)	—
Foreign exchange contracts	4,415	723	2,110	723
Interest rate futures	(10,329)	(10,763)	(1,004)	(16,259)

Total included in net realized investment gains	(5,914)	(10,040)	770	(15,536)

Total realized and unrealized (losses) gains on derivatives	$(6,273)	$(8,695)	$1,350	$(12,935)

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

The Company purchases options to actively manage the Company’s equity portfolio.

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

			Fair value measurement using:
June 30, 2012	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities:
U.S. Government and Government agencies	$30,214	$30,214	$30,214	$—	$—

Total available for sale fixed maturity investments	30,214	30,214

Trading securities:
U.S. Government and Government agencies	$1,715,141	$1,715,141	$1,231,823	$483,318	$—
Non-U.S. Government and Government agencies	315,493	315,493	—	315,493	—
States, municipalities and political subdivisions	39,741	39,741	—	39,741	—
Corporate debt	2,038,944	2,038,944	—	2,038,944	—
Mortgage-backed	2,269,371	2,269,371	—	2,111,412	157,959
Asset-backed	417,419	417,419	—	299,833	117,586

Total trading fixed maturity investments	6,796,109	6,796,109

Total fixed maturity investments	6,826,323	6,826,323

Equity securities	454,205	454,205	454,205	—	—
Other invested assets	520,890	520,890	—	—	520,890

Total investments	$7,801,418	$7,801,418	$1,716,242	$5,288,741	$796,435

Derivative assets: (1)
Foreign exchange contracts	$1,964	$1,964	$—	$1,964	$—
Interest rate futures	943	943	—	943	—

Derivative liabilities: (1)
Foreign exchange contracts	$4,317	$4,317	$—	$4,317	$—
Interest rate futures	265	265	—	265	—

Senior notes	$798,080	$890,373	$—	$890,373	$—

(1)	Asset and liability derivatives relating to foreign exchange contracts and interest rate futures are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

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

Senior notes: The fair value of the senior notes is based on reported trades. As of June 30, 2012, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) were traded at 114.6% and 105.8% of their principal amount, providing an effective yield of 3.6% and 4.7%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage-backed	Asset-backed
Three Months Ended June 30, 2012
Opening balance	$522,065	$178,374	$242,394
Realized and unrealized gains (losses) included in net income	(641)	1,780	(220)
Purchases	16,728	40,352	23,267
Sales	(17,262)	(34,755)	(47,537)
Transfers into Level 3 from Level 2	—	3,707	8,654
Transfers out of Level 3 into Level 2 (1)	—	(31,499)	(108,972)

Ending balance	$520,890	$157,959	$117,586

Three Months Ended June 30, 2011
Opening balance	$469,999	$234,087	$143,829
Realized and unrealized gains included in net income	814	1,680	494
Purchases	94,290	29,827	32,408
Sales	(2,836)	(34,329)	(2,800)
Transfers into Level 3 from Level 2	—	24,389	20,246
Transfers out of Level 3 into Level 2 (1)	—	(38,994)	(80,867)

Ending balance	$562,267	$216,660	$113,310

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage-backed	Asset-backed
Six Months Ended June 30, 2012
Opening balance	$540,409	$249,204	$94,745
Realized and unrealized gains included in net income	14,882	4,324	904
Purchases	17,778	41,376	31,580
Sales	(52,179)	(108,165)	(48,133)
Transfers into Level 3 from Level 2	—	4,495	55,498
Transfers out of Level 3 into Level 2 (1)	—	(33,275)	(17,008)

Ending balance	$520,890	$157,959	$117,586

Six Months Ended June 30, 2011
Opening balance	$347,632	$172,558	$48,707
Realized and unrealized gains included in net income	12,493	3,227	587
Purchases	245,340	62,604	115,417
Sales	(43,198)	(43,287)	(3,226)
Transfers into Level 3 from Level 2	—	86,085	32,801
Transfers out of Level 3 into Level 2 (1)	—	(64,527)	(80,976)

Ending balance	$562,267	$216,660	$113,310

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

The Company records the unadjusted price provided and validates this price through a process that, includes, but is not limited to monthly and/or quarterly: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to their target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value, including a review of the inputs used for pricing; (iv) comparing the price to the Company’s knowledge of the current investment market; and (v) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. In addition to internal controls, management relies on the effectiveness of the valuation controls in place at the Company’s external investment accounting service provider (supported by a Statement on Standards for Attestation Engagements No. 16 report) in conjunction with regular discussion and analysis of the investment portfolio’s structure and performance.

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	June 30, 2012	December 31, 2011
Outstanding loss reserves	$1,431,802	$1,366,466
Reserves for losses incurred but not reported	3,945,716	3,858,677

Reserve for losses and loss expenses	$5,377,518	$5,225,143

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross liability at beginning of period	$5,331,418	$5,100,643	$5,225,143	$4,879,188
Reinsurance recoverable at beginning of period	(1,056,780)	(975,523)	(1,002,919)	(927,588)

Net liability at beginning of period	4,274,638	4,125,120	4,222,224	3,951,600

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	—	11,529	—	11,529
Current year	282,302	279,513	546,986	628,315
Prior years	(41,922)	(55,229)	(81,404)	(99,579)

Total incurred	240,380	235,813	465,582	540,265

Net paid losses related to:
Current year	18,226	19,579	19,840	21,279
Prior years	186,891	109,238	362,411	243,596

Total paid	205,117	128,817	382,251	264,875

Foreign exchange revaluation	(5,995)	5,237	(1,649)	10,363

Net liability at end of period	4,303,906	4,237,353	4,303,906	4,237,353
Reinsurance recoverable at end of period	1,073,612	1,013,951	1,073,612	1,013,951

Gross liability at end of period	$5,377,518	$5,251,304	$5,377,518	$5,251,304

For the three months ended June 30, 2012, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized by each segment in the 2004 through 2009 loss years across most lines of business.

For the six months ended June 30, 2012, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized in the international insurance and reinsurance segments in the 2004 through 2008 loss years.

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

For the six months ended June 30, 2011, the Company had net favorable reserve development in its international and reinsurance segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized in the international insurance and reinsurance segments in the 2004 through 2007 loss years related to casualty insurance and reinsurance lines of business. The Company had net unfavorable reserve development in its U.S. insurance segment due to actual loss emergence being higher than initially expected. The majority of the net unfavorable reserve development was recognized in the 2006 through 2010 loss years related to the professional liability line of business.

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

9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	June 30, 2012	December 31, 2011
Common shares issued and fully paid, 2012: CHF 13.69 per share; 2011: CHF 14.03 per share	40,003,642	40,003,642

Share capital at end of period	$543,452	$557,153

Six Months Ended June 30, 2012
Total shares issued at beginning and end of period	40,003,642

Treasury shares issued at beginning of period	2,261,511
Shares repurchased	2,336,187
Shares issued out of treasury	(537,020)

Total treasury shares at end of period	4,060,678

Total shares outstanding at end of period	35,942,964

As of June 30, 2012, there were outstanding 35,942,964 voting common shares and nil non-voting common shares.

Effective July 30, 2012, the Company cancelled 2,326,900 voting shares and 173,100 non-voting shares held in treasury, upon completing a required filing with the Swiss Commercial Register in Zug.

As of June 30, 2012, Allied World Switzerland’s articles of association authorized its board of directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 102,685 or 7,500,728 voting shares, and create conditional capital of 5,200,000 voting shares.

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

On May 5, 2011, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount was paid to shareholders in quarterly installments of $0.375 per share, with the last of such quarterly dividend payments being made on April 6, 2012 to shareholders of record in the amount of $13,795.

On May 3, 2012, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount is expected to be paid to shareholders in quarterly installments of $0.375 per share. The Company expects to distribute such dividends in August 2012, September 2012, December 2012 and March 2013.

d) Share repurchase

In May 2012, the Company established a new share repurchase program in order to repurchase up to $500 million of its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Shares repurchased have been classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon shareholder approval. The Company’s share repurchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common shares repurchased	905,383	—	2,336,187	969,163
Total cost of shares repurchased	$66,435	$—	$159,458	$60,000
Average price per share	$73.38	$—	$68.26	$61.91

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

10. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income	$96,351	$93,800	$314,507	$102,420
Weighted average common shares outstanding	36,288,596	38,346,489	36,746,881	38,061,724

Basic earnings per share	$2.66	$2.45	$8.56	$2.69

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Diluted earnings per share:
Net income	$96,351	$93,800	$314,507	$102,420
Weighted average common shares outstanding	36,288,596	38,346,489	36,746,881	38,061,724
Share equivalents:
Warrants and options	440,811	333,837	413,702	503,529
RSUs and long-term incentive plan (“LTIP”) awards	460,315	1,120,427	234,976	1,308,165

Weighted average common shares and common share equivalents outstanding — diluted	37,189,722	39,800,753	37,395,559	39,873,418

Diluted earnings per share	$2.59	$2.36	$8.41	$2.57

For the three months ended June 30, 2012 and 2011, a weighted average of 337,153 and 662,835 employee stock options and restricted stock units (“RSUs”) were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

For the six months ended June 30, 2012 and 2011, a weighted average of 343,726 and 687,713 employee stock options and RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

11. CREDIT AGREEMENTS

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.

On June 7, 2012, Allied World Bermuda amended its existing secured credit facility. The amended $450,000 four-year secured credit facility (the “Amended Secured Credit Facility”) is primarily used for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business of Allied World Bermuda and its subsidiaries. A portion of the facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150,000. Allied World Bermuda may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150,000, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require the Company to maintain a certain leverage ratio and financial strength rating.

On June 7, 2012, upon entering into the Amended Secured Credit Facility, Allied World Bermuda terminated its $400,000 unsecured facility.

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

The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and non-North American domiciled accounts. The reinsurance segment includes the Company’s reinsurance operations in the U.S., Bermuda, Europe and Asia. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Three Months Ended June 30, 2012	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$265,974	$183,593	$197,303	$646,870
Net premiums written	196,661	111,342	186,707	494,710
Net premiums earned	162,785	82,605	184,357	429,747
Net losses and loss expenses	(103,074)	(22,233)	(115,073)	(240,380)
Acquisition costs	(21,250)	582	(30,920)	(51,588)
General and administrative expenses	(34,730)	(21,648)	(17,601)	(73,979)

Underwriting income	3,731	39,306	20,763	63,800
Net investment income				42,451
Net realized investment gains				8,663
Amortization and impairment of intangible assets				(634)
Interest expense				(14,001)
Foreign exchange gain				1,019

Income before income taxes				$101,298

Loss and loss expense ratio	63.3%	26.9%	53.0%	55.9%
Acquisition cost ratio	13.1%	(0.7%)	16.4%	12.0%
General and administrative expense ratio	21.3%	26.2%	10.0%	17.2%

Combined ratio	97.7%	52.4%	79.4%	85.1%

Three Months Ended June 30, 2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$226,738	$178,593	$114,267	$519,598
Net premiums written	172,887	108,985	113,931	395,803
Net premiums earned	145,857	79,956	129,494	355,307
Net losses and loss expenses	(92,595)	(72,082)	(71,136)	(235,813)
Acquisition costs	(18,876)	747	(24,842)	(42,971)
General and administrative expenses	(31,253)	(20,653)	(15,295)	(67,201)

Underwriting income (loss)	3,133	(12,032)	18,221	9,322
Net investment income				52,368
Net realized investment gains				58,878
Amortization and impairment of intangible assets				(766)
Interest expense				(13,745)
Foreign exchange loss				(1,184)

Income before income taxes				$104,873

Loss and loss expense ratio	63.5%	90.2%	54.9%	66.4%
Acquisition cost ratio	12.9%	(0.9%)	19.2%	12.1%
General and administrative expense ratio	21.4%	25.8%	11.8%	18.9%

Combined ratio	97.8%	115.1%	85.9%	97.4%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2012	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$470,185	$297,183	$560,431	$1,327,799
Net premiums written	350,507	183,951	549,205	1,083,663
Net premiums earned	316,143	162,476	353,018	831,637
Net losses and loss expenses	(200,778)	(60,333)	(204,471)	(465,582)
Acquisition costs	(41,222)	1,110	(58,614)	(98,726)
General and administrative expenses	(65,774)	(44,049)	(34,522)	(144,345)

Underwriting income	8,369	59,204	55,411	122,984
Net investment income				89,660
Net realized investment gains				142,244
Amortization and impairment of intangible assets				(1,267)
Interest expense				(27,757)
Foreign exchange gain				1,100

Income before income taxes				326,964

Loss and loss expense ratio	63.5%	37.1%	57.9%	56.0%
Acquisition cost ratio	13.0%	(0.7%)	16.6%	11.9%
General and administrative expense ratio	20.8%	27.1%	9.8%	17.3%

Combined ratio	97.3%	63.5%	84.3%	85.2%

Six Months Ended June 30, 2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$410,040	$289,918	$380,328	$1,080,286
Net premiums written	312,789	183,895	379,990	876,674
Net premiums earned	281,338	156,246	252,599	690,183
Net losses and loss expenses	(208,426)	(143,266)	(188,573)	(540,265)
Acquisition costs	(36,978)	2,603	(46,678)	(81,053)
General and administrative expenses	(62,052)	(41,381)	(31,724)	(135,157)

Underwriting loss	(26,118)	(25,798)	(14,376)	(66,292)
Net investment income				102,576
Net realized investment gains				109,254
Amortization and impairment of intangible assets				(1,533)
Interest expense				(27,487)
Foreign exchange loss				(742)

Income before income taxes				$115,776

Loss and loss expense ratio	74.1%	91.7%	74.7%	78.3%
Acquisition cost ratio	13.1%	(1.7%)	18.5%	11.7%
General and administrative expense ratio	22.1%	26.5%	12.6%	19.6%

Combined ratio	109.3%	116.5%	105.8%	109.6%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$349,577	$269,193	$738,548	$575,824
Bermuda	193,195	177,850	375,358	348,318
Europe	60,008	58,209	135,384	122,288
Singapore	40,128	10,331	69,311	25,567
Hong Kong	3,962	4,015	9,198	8,289

Total gross premiums written	$646,870	$519,598	$1,327,799	$1,080,286

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

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations; estimated amounts payable under such proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2012, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100% owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Balance Sheet:

As of June 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,801,418	$—	$7,801,418
Cash and cash equivalents	24,319	19,212	820,919	—	864,450
Insurance balances receivable	—	—	845,663	—	845,663
Reinsurance recoverable	—	—	1,073,612	—	1,073,612
Net deferred acquisition costs	—	—	129,818	—	129,818
Goodwill and intangible assets	—	—	321,007	—	321,007
Balances receivable on sale of investments	—	—	635,727	—	635,727
Investments in subsidiaries	3,283,286	4,220,504	—	(7,503,790)	—
Due (to) from subsidiaries	(4,457)	(7,361)	11,818	—	—
Other assets	880	6,817	598,259	—	605,956

Total assets	$3,304,028	$4,239,172	$12,238,241	$(7,503,790)	$12,277,651

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,377,518	$—	$5,377,518
Unearned premiums	—	—	1,363,006	—	1,363,006
Reinsurance balances payable	—	—	128,306	—	128,306
Balances due on purchases of investments	—	—	1,220,246	—	1,220,246
Senior notes	—	798,080	—	—	798,080
Other liabilities	20,127	17,972	68,495	—	106,594

Total liabilities	20,127	816,052	8,157,571	—	8,993,750

Total shareholders’ equity	3,283,901	3,423,120	4,080,670	(7,503,790)	3,283,901

Total liabilities and shareholders’ equity	$3,304,028	$4,239,172	$12,238,241	$(7,503,790)	$12,277,651

As of December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,406,594	$—	$7,406,594
Cash and cash equivalents	112,672	8,886	512,438	—	633,996
Insurance balances receivable	—	—	652,158	—	652,158
Reinsurance recoverable	—	—	1,002,919	—	1,002,919
Net deferred acquisition costs	—	—	100,334	—	100,334
Goodwill and intangible assets	—	—	322,274	—	322,274
Balances receivable on sale of investments	—	—	580,443	—	580,443
Investments in subsidiaries	3,064,066	3,964,585	—	(7,028,651)	—
Due (to) from subsidiaries	(4,853)	(6,769)	11,622	—	—
Other assets	1,504	6,367	415,569	—	423,440

Total assets	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,225,143	$—	$5,225,143
Unearned premiums	—	—	1,078,412	—	1,078,412
Reinsurance balances payable	—	—	124,539	—	124,539
Balances due on purchases of investments	—	—	616,728	—	616,728
Senior notes	—	797,949	—	—	797,949
Other liabilities	24,367	17,688	88,310	—	130,365

Total liabilities	24,367	815,637	7,133,132	—	7,973,136

Total shareholders’ equity	3,149,022	3,157,432	3,871,219	(7,028,651)	3,149,022

Total liabilities and shareholders’ equity	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Income Statement:

Three months ended June 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$429,747	$—	$429,747
Net investment income	5	8	42,438	—	42,451
Net realized investment losses	—	—	8,663	—	8,663
Net losses and loss expenses	—	—	(240,380)	—	(240,380)
Acquisition costs	—	—	(51,588)	—	(51,588)
General and administrative expenses	(4,278)	(1,302)	(68,399)	—	(73,979)
Amortization of intangible assets	—	—	(634)	—	(634)
Interest expense	—	(14,001)	—	—	(14,001)
Foreign exchange gain (loss)	460	(42)	601	—	1,019
Income tax (expense) benefit	(373)	—	(4,574)	—	(4,947)
Equity in earnings of consolidated subsidiaries	100,537	115,102	—	(215,639)	—

NET INCOME (LOSS)	$96,351	$99,765	$115,874	$(215,639)	$96,351

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $68	—	—	231	—	231
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(1,142)	—	(1,142)

Other comprehensive loss	—	—	(911)	—	(911)

COMPREHENSIVE INCOME (LOSS)	$96,351	$99,765	$114,963	$(215,639)	$95,440

Three months ended June 30, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$355,307	$—	$355,307
Net investment income	15	8	52,345	—	52,368
Net realized investment gains	—	—	58,878	—	58,878
Net losses and loss expenses	—	—	(235,813)	—	(235,813)
Acquisition costs	—	—	(42,971)	—	(42,971)
General and administrative expenses	(4,746)	(1,483)	(60,972)	—	(67,201)
Amortization of intangible assets	—	—	(766)	—	(766)
Interest expense	—	(13,745)	—	—	(13,745)
Foreign exchange gain (loss)	(3)	17	(1,198)	—	(1,184)
Income tax (expense) benefit	—	—	(11,073)	—	(11,073)
Equity in earnings of consolidated subsidiaries	98,534	114,496	—	(213,030)	—

NET INCOME (LOSS)	$93,800	$99,293	$113,737	$(213,030)	$93,800

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $1,461	—	—	13,680	—	13,680
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(23,548)	—	(23,548)

Other comprehensive loss	—	—	(9,868)	—	(9,868)

COMPREHENSIVE INCOME (LOSS)	$93,800	$99,293	$103,869	$(213,030)	$83,932

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$831,637	$—	$831,637
Net investment income	14	11	89,635	—	89,660
Net realized investment losses	—	—	142,244	—	142,244
Net losses and loss expenses	—	—	(465,582)	—	(465,582)
Acquisition costs	—	—	(98,726)	—	(98,726)
General and administrative expenses	(8,234)	(2,454)	(133,657)	—	(144,345)
Amortization and impairment of intangible assets	—	—	(1,267)	—	(1,267)
Interest expense	—	(27,757)	—	—	(27,757)
Foreign exchange loss (gain)	549	(67)	618	—	1,100
Income tax (expense) benefit	71	—	(12,528)	—	(12,457)
Equity in earnings of consolidated subsidiaries	322,107	349,409	—	(671,516)	—

NET INCOME (LOSS)	$314,507	$319,142	$352,374	$(671,516)	$314,507

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $96	—	—	179	—	179
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(13,249)	—	(13,249)

Other comprehensive loss	—	—	(13,070)	—	(13,070)

COMPREHENSIVE INCOME (LOSS)	$314,507	$319,142	$339,304	$(671,516)	$301,437

Six Months Ended June 30, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$690,183	$—	$690,183
Net investment income	45	22	102,509	—	102,576
Net realized investment gains	—	—	109,254	—	109,254
Net losses and loss expenses	—	—	(540,265)	—	(540,265)
Acquisition costs	—	—	(81,053)	—	(81,053)
General and administrative expenses	(5,810)	(4,229)	(125,118)	—	(135,157)
Amortization of intangible assets	—	—	(1,533)	—	(1,533)
Interest expense	—	(27,487)	—	—	(27,487)
Foreign exchange gain (loss)	1	(224)	(519)	—	(742)
Income tax (expense) benefit	—	—	(13,356)	—	(13,356)
Equity in earnings of consolidated subsidiaries	108,184	140,859	—	(249,043)	—

NET INCOME (LOSS)	$102,420	$108,941	$140,102	$(249,043)	$102,420

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $2,425	—	—	5,636	—	5,636
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(39,676)	—	(39,676)

Other comprehensive loss	—	—	(34,040)	—	(34,040)

COMPREHENSIVE INCOME (LOSS)	$102,420	$108,941	$106,062	$(249,043)	$68,380

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Cash Flows:

Six Months Ended June 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$81,902	$10,326	$207,280	$—	$299,508

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(4,005,352)	—	(4,005,352)
Purchases of other invested assets	—	—	(17,778)	—	(17,778)
Sales of available for sale securities	—	—	214,015	—	214,015
Sales of trading securities	—	—	3,959,204	—	3,959,204
Sales of other invested assets	—	—	108,759	—	108,759
Other	—	—	(157,647)	—	(157,647)

Net cash provided by (used in) investing activities	—	—	101,201	—	101,201

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(28,003)	—	—	—	(28,003)
Proceeds from the exercise of stock options	6,697	—	—	—	6,697
Share repurchases	(148,949)	—	—	—	(148,949)

Net cash provided by (used in) financing activities	(170,255)	—	—	—	(170,255)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,353)	10,326	308,481	—	230,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,672	8,886	512,438	—	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,319	$19,212	$820,919	$—	$864,450

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(8,013)	$(32,760)	$404,809	$—	$364,036

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	(352)	—	(352)
Purchases of trading securities	—	—	(4,194,787)	—	(4,194,787)
Purchases of other invested assets	—	—	(240,410)	—	(240,410)
Sales of available for sale securities	—	—	560,794	—	560,794
Sales of trading securities	—	—	3,540,053	—	3,540,053
Sales of other invested assets	—	—	36,067	—	36,067
Other	(4,496)	—	31,700	—	27,204

Net cash provided by (used in) investing activities	(4,496)	—	(266,935)	—	(271,431)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	4,824	—	—	—	4,824
Share repurchases	(60,000)	—	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Other	(216)	(881)	1,097	—	—

Net cash provided by (used in) financing activities	(55,392)	(54,501)	1,097	—	(108,796)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,901)	(87,261)	138,971	—	(16,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,587	$38,402	$631,815	$—	$740,804

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to “Allied World Bermuda” mean only Allied World Assurance Company Holdings, Ltd, a Bermuda holding company. References to “our insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-Q to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-Q to Holdings’ “common shares” mean its registered voting shares.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of June 30, 2012, we had approximately $12.3 billion of total assets, $3.3 billion of total shareholders’ equity and $4.1 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended June 30, 2012, we continued to experience rate increases on property lines that had experienced significant loss activity in the prior year. We also continued to see rate improvement during the quarter on some of our casualty lines of business in certain jurisdictions. We believe that there are opportunities where certain products have attractive premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $127.3 million, or 24.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Our net income increased by $2.6 million to $96.4 million compared to the three months ended June 30, 2011. The increase resulted from the improvement in underwriting results due to significantly lower catastrophe losses. This was partially offset by lower investment income and net realized investment gains. Net realized investment gains decreased by $50.3 million for the three months ended June 30, 2012 compared to the same period in 2011.

Our consolidated gross premiums written increased by $247.5 million, or 22.9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Our net income increased by $212.1 million to $314.5 million compared to the six months ended June 30, 2011, primarily as a result of lower net losses and loss expenses. The six months ended June 30, 2011 include $199.7 million of property catastrophe losses in the Asia-Pacific region and Midwestern United States.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions except share, per share and percentage data)
Gross premiums written	$646.9	$519.6	$1,327.8	$1,080.3
Net income	96.4	93.8	314.5	102.4
Operating income	87.3	44.2	178.8	2.8
Basic earnings per share:
Net income	$2.66	$2.45	$8.56	$2.69
Operating income	$2.41	$1.15	$4.87	$0.08
Diluted earnings per share:
Net income	$2.59	$2.36	$8.41	$2.57
Operating income	$2.35	$1.11	$4.78	$0.07
Weighted average common shares outstanding:
Basic	36,288,596	38,346,489	36,746,881	38,061,724
Diluted	37,189,722	39,800,753	37,395,559	39,873,418
Basic book value per common share	$91.36	$80.23	$91.36	$80.23
Diluted book value per common share	$88.24	$76.68	$88.24	$76.68
Annualized return on average equity (ROAE), net income	11.8%	12.6%	19.6%	6.8%
Annualized ROAE, operating income	10.7%	6.0%	11.1%	0.2%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions except share, per share and percentage data)
Net income	$96.4	$93.8	$314.5	$102.4
Add after tax effect of:
Net realized investment gains	(8.1)	(50.8)	(134.6)	(100.3)
Foreign exchange (gain) loss	(1.0)	1.2	(1.1)	0.7

Operating income	$87.3	$44.2	$178.8	$2.8

Basic per share data:
Net income	$2.66	$2.45	$8.56	$2.69
Add after tax effect of:
Net realized investment gains	(0.22)	(1.32)	(3.66)	(2.64)
Foreign exchange (gain) loss	(0.03)	0.02	(0.03)	0.03

Operating income	$2.41	$1.15	$4.87	$0.08

Diluted per share data:
Net income	$2.59	$2.36	$8.41	$2.57
Add after tax effect of:
Net realized investment gains	(0.22)	(1.28)	(3.60)	(2.52)
Foreign exchange (gain) loss	(0.02)	0.03	(0.03)	0.02

Operating income	$2.35	$1.11	$4.78	$0.07

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of June 30,
	2012	2011
	($ in millions except share and per share data)
Price per share at period end	$79.47	$57.58
Total shareholders’ equity	$3,283.9	$3,044.4
Basic common shares outstanding	35,942,964	37,945,043
Add:
Unvested restricted share units	185,809	473,967
Performance based equity awards	510,530	920,164
Dilutive options/warrants outstanding	1,365,245	1,124,438
Weighted average exercise price per share	$46.04	$38.83
Deduct:
Options bought back via treasury method	(790,888)	(758,342)

Common shares and common share equivalents outstanding	37,213,660	39,705,270
Basic book value per common share	$91.36	$80.23
Diluted book value per common share	$88.24	$76.68

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions except percentage data)
Opening shareholders’ equity	$3,245.8	$2,951.0	$3,149.0	$3,075.8
Deduct: accumulated other comprehensive income	(2.3)	(33.0)	(14.5)	(57.1)

Adjusted opening shareholders’ equity	$3,243.5	$2,918.0	$3,134.5	$3,018.7

Closing shareholders’ equity	$3,283.9	$3,044.4	$3,283.9	$3,044.4
Deduct: accumulated other comprehensive income	(1.4)	(23.1)	(1.4)	(23.1)

Adjusted closing shareholders’ equity	$3,282.5	$3,021.3	$3,282.5	$3,021.3

Average shareholders’ equity	$3,263.0	$2,969.7	$3,208.5	$3,020.0

Net income available to shareholders	$96.4	$93.8	$314.5	$102.4
Annualized return on average shareholders’ equity — net income available to shareholders	11.8%	12.6%	19.6%	6.8%

Operating income available to shareholders	$87.3	$44.2	$178.8	$2.8
Annualized return on average shareholders’ equity — operating income available to shareholders	10.7%	6.0%	11.1%	0.2%

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

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies, please refer to our 2011 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Revenues
Gross premiums written	$646.9	$519.6	$1,327.8	$1,080.3

Net premiums written	$494.7	$395.8	$1,083.7	$876.7

Net premiums earned	$429.7	$355.3	$831.6	$690.2
Net investment income	42.5	52.4	89.7	102.6
Net realized investment gains	8.6	58.9	142.2	109.3

	$480.8	$466.6	$1,063.5	$902.1

Expenses
Net losses and loss expenses	$240.4	$235.8	$465.6	$540.3
Acquisition costs	51.6	43.0	98.7	81.1
General and administrative expenses	73.9	67.2	144.3	135.2
Amortization and impairment of intangible assets	0.6	0.8	1.3	1.5
Interest expense	14.0	13.7	27.7	27.5
Foreign exchange (gain) loss	(1.0)	1.2	(1.1)	0.7

	$379.5	$361.7	$736.5	$786.3

Income before income taxes	101.3	104.9	327.0	115.8
Income tax expense	4.9	11.1	12.5	13.4

Net income	$96.4	$93.8	$314.5	$102.4

Ratios
Loss and loss expense ratio	55.9%	66.4%	56.0%	78.3%
Acquisition cost ratio	12.0%	12.1%	11.9%	11.7%
General and administrative expense ratio	17.2%	18.9%	17.3%	19.6%
Expense ratio	29.2%	31.0%	29.2%	31.3%
Combined ratio	85.1%	97.4%	85.2%	109.6%

Comparison of Three Months Ended June 30, 2012 and 2011

Premiums

Gross premiums written increased by $127.3 million, or 24.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The overall increase in gross premiums written was primarily the result of the following:

•

Gross premiums written in our U.S. insurance segment increased by $39.3 million, or 17.3%. The increase in gross premiums written was primarily due to increased new business across most lines, growth from premiums from new products introduced in 2010 and 2011 and rate increases in all lines of business. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

Gross premiums written in our international insurance segment increased by $5.0 million, or 2.8%, primarily as a result of increased premiums from new products and rate increases in select lines of business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•

Gross premiums written in our reinsurance segment increased by $83.0 million, or 72.6%. The increase in gross premiums written was primarily due to new business, both from new products and new regions, as well as increased participation on renewing business combined with rate increases. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
		($ in millions)
United States	$349.5	$269.2	$80.3	29.8%
Bermuda	193.3	177.9	15.4	8.7%
Europe	60.0	58.2	1.8	3.1%
Singapore	40.1	10.3	29.8	289.3%
Hong Kong	4.0	4.0	—	0.0%

	$646.9	$519.6	$127.3	24.5%

Net premiums written increased by $98.9 million, or 25.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 23.5% of gross premiums written for the three months ended June 30, 2012 compared to 23.8% for the same period in 2011.

Net premiums earned increased by $74.4 million, or 20.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of higher net premiums written in 2011 and 2012.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
U.S. insurance	41.1%	43.6%	37.9%	41.1%
International insurance	28.4%	34.4%	19.2%	22.5%
Reinsurance	30.5%	22.0%	42.9%	36.4%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $9.9 million, or 18.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to other invested assets that contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the three months ended June 30, 2012 and 2011 was 2.1% and 2.7%, respectively.

The decrease in the annualized period book yield was due to the reinvestment of cash at lower rates and an increased allocation to lower risk asset classes combined with lower market yields. As of June 30, 2012, we held 19.6% of our total investments and cash equivalents in U.S. government or government agency securities, compared to 14.4% as of June 30, 2011. Cash and cash equivalents also increased to 12.4% of total investments and cash equivalents as we continue to actively manage the duration of our investment portfolio, compared to 9.7% as of June 30, 2011. Our average duration decreased to 2.0 years as of June 30, 2012 compared to 2.3 years as of June 30, 2011.

Investment management expenses of $4.0 million and $3.4 million were incurred during the three months ended June 30, 2012 and 2011, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes.

As of June 30, 2012, approximately 91.4% of our fixed income investments consisted of investment grade securities. As of June 30, 2012 and December 31, 2011, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s.

Realized Investment Gains

During the three months ended June 30, 2012, we recognized $8.6 million in net realized investment gains compared to $58.9 million during the three months ended June 30, 2011. We did not recognize any net impairment charges during the three months ended June 30, 2012 and 2011. Net realized investment gains for the three months ended June 30, 2012 were comprised of the following:

•	Net realized investment gains of $38.0 million primarily from the sale of fixed maturity securities and equity securities, partially offset by realized losses from the sale of other invested assets,

•	Net realized and unrealized investment losses of $5.9 million on derivatives, and

•

Net realized investment losses of $23.5 million related to mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities.

The following table shows the components of the mark-to-market adjustments for the three months ended June 30, 2012.

Three Months Ended
June 30, 2012
($ in millions)
Fixed maturity investments accounted for as trading securities	$(24.3)
Other invested assets and equity securities	0.8

Total	$(23.5)

Net realized investment gains of $58.9 million for the three months ended June 30, 2011 were primarily comprised of the following:

•	Net realized investment gains of $31.3 million from the sale of securities,

•	Net realized and unrealized investment losses of $10.0 million from derivatives, and

•

Net realized investment gains of $37.6 million primarily related to the mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities.

The total return of our investment portfolio was 0.6% and 1.3% for the three months ended June 30, 2012 and 2011, respectively.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $4.6 million, or 2.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The loss and loss expense ratio decreased by 10.5 percentage points for the same period. The increase in net loss and loss expenses was due to growth in net premiums earned and lower net favorable prior year reserve development. This was partially offset by the absence of significant catastrophe losses for the three months ended June 30, 2012 compared to the same period in 2011 when we recognized estimated losses from Asia-Pacific catastrophes and Midwestern U.S. storms of $67.5 million. In 2011, we also incurred $11.5 million for the commutation of prior year contracts. Excluding the prior year reserve development, property catastrophe losses and the impact of the commutation, the loss and loss expense ratios would have been 65.7% and 61.8% for the three months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE(2)	Change	Points
	($ in millions)
Non-catastrophe	$282.3	65.7%	$212.0	61.8%	$70.3	3.9	Pts
Property catastrophe	—	—	67.5	19.7	(67.5)	(19.7)

Current period	282.3	65.7	279.5	81.5	2.8	(15.8)
Prior period	(41.9)	(9.8)	(55.2)	(16.1)	13.3	6.3
Impact of commutation(1)	—	—	11.5	1.0	(11.5)	(1.0)

Net losses and loss expenses	$240.4	55.9%	$235.8	66.4%	$4.6	(10.5	)Pts

(1)	Reflects the impact of the commutation of prior year contracts in the three months ended June 30, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.
(2)	Current period and prior period losses as a % of net premiums earned (“NPE”) are calculated excluding the effect of the commutation on net premiums earned.

We recorded net favorable reserve development related to prior years of $41.9 million during the three months ended June 30, 2012 compared to net favorable reserve development of $55.2 million for the three months ended June 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$—	$(0.4)	$(1.5)	$(0.2)	$(3.9)	$(9.3)	$0.8	$(2.7)	$4.5	$6.5	$(6.2)
International insurance	7.3	(1.1)	(3.3)	(7.5)	(11.4)	(7.5)	(3.1)	(1.2)	—	(1.3)	(29.1)
Reinsurance	(0.4)	1.6	(1.7)	(0.3)	(4.8)	(5.3)	(0.7)	1.0	(5.8)	9.8	(6.6)

	$6.9	$0.1	$(6.5)	$(8.0)	$(20.1)	$(22.1)	$(3.0)	$(2.9)	$(1.3)	$15.0	$(41.9)

The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our U.S. insurance segment for the 2010 and 2011 loss years was due to adverse development on a terminated program and certain errors and omissions products. The unfavorable reserve development in our reinsurance segment for the 2011 loss year was due to increased property losses and casualty non-standard auto risks.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended June 30, 2011.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
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

The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field services risk.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended June 30,		Dollar
	2012	2011	Change
	($ in millions)
Net losses paid	$205.2	$128.7	$76.5
Net change in reported case reserves	14.0	116.5	(102.5)
Net change in IBNR	21.2	(9.4)	30.6

Net losses and loss expenses	$240.4	$235.8	$4.6

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, April 1	$4,274.6	$4,125.1
Incurred related to:
Commutation of variable-rated reinsurance contracts	—	11.5
Current period non-catastrophe	282.3	212.0
Current period property catastrophe	—	67.5
Prior period	(41.9)	(55.2)

Total incurred	240.4	235.8

Paid related to:
Current period non-catastrophe	18.2	9.6
Current period property catastrophe	—	9.9
Prior period	187.0	109.2

Total paid	205.2	128.7
Foreign exchange revaluation	(5.9)	5.2

Net reserve for losses and loss expenses, June 30	4,303.9	4,237.4
Losses and loss expenses recoverable	1,073.6	1,013.9

Reserve for losses and loss expenses, June 30	$5,377.5	$5,251.3

Acquisition Costs

Acquisition costs increased by $8.6 million, or 20.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in acquisition costs was primarily due to the increase in net premiums earned. Acquisition costs as a percentage of net premiums earned were 12.0% for the three months ended June 30, 2012 compared to 12.1% for the same period in 2011.

General and Administrative Expenses

General and administrative expenses increased by $6.7 million, or 10.0%, for the three months ended June 30, 2012 compared to the same period in 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 8% to support our continued growth, combined with higher stock compensation expense resulting from the 15.7% increase in our share price during the quarter. This was partially offset by $2.6 million in non-recurring costs incurred in 2011 related to the proposed merger with Transatlantic Holdings, Inc.

Our general and administrative expense ratio was 17.2% for the three months ended June 30, 2012, which was lower than the 18.9% for the three months ended June 30, 2011. The decrease was due to the growth in net premiums earned being greater than the increase in expenses.

The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. Our expense ratio was 29.2% for the three months ended June 30, 2012 compared to 31.0% for the three months ended June 30, 2011. The decrease was primarily due to the 1.7 percentage point decrease in the general and administrative expense ratio, as discussed above.

Amortization of Intangible Assets

The amortization of intangible assets decreased by $0.2 million, or 25.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease is due to certain intangible assets that were fully amortized during 2011.

Interest Expense

Interest expense increased by $0.3 million, or 2.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was due to fees associated with the termination of our $400 million unsecured credit facility.

Net Income

Net income for the three months ended June 30, 2012 was $96.4 million compared to net income of $93.8 million for the three months ended June 30, 2011. The $2.6 million increase was primarily the result of significantly lower catastrophe losses, partially offset by lower investment returns.

Comparison of Six Months Ended June 30, 2012 and 2011

Premiums

Gross premiums written increased by $247.5 million, or 22.9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The overall increase in gross premiums written was primarily the result of the following:

•

Gross premiums written in our U.S. insurance increased by $60.1 million, or 14.7%. The increase in gross premiums written was primarily due to increased new business across most lines, growth from new products introduced in 2010 and 2011, and rate increases in all lines of business. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

Gross premiums written in our international insurance segment increased by $7.3 million, or 2.5%, primarily as a result of increased premiums from new products, specifically our trade credit and small to mid-sized enterprise (“SME”) insurance products, and rate increases in select lines of business. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•

Gross premiums written in our reinsurance segment increased by $180.1 million, or 47.4%. The increase in gross premiums written was primarily due to new business, both from new products and new regions, as well as increased participations on renewing business combined with rate increases. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	Six Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
United States	$738.5	$575.8	$162.7	28.3%
Bermuda	375.4	348.3	27.1	7.8%
Europe	135.4	122.3	13.1	10.7%
Singapore	69.3	25.6	43.7	170.7%
Hong Kong	9.2	8.3	0.9	10.8%

	$1,327.8	$1,080.3	$247.5	22.9%

Net premiums written increased by $207.0 million, or 23.6%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 18.4% of gross premiums written for the six months ended June 30, 2012 compared to 18.8% for the same period in 2011. This decrease was due to higher writings in our reinsurance segment, where we retain substantially all of the premiums written.

Net premiums earned increased by $141.4 million, or 20.5%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of higher net premiums written in 2011 and 2012.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S. insurance	35.4%	38.0%	38.1%	40.8%
International insurance	22.4%	26.8%	19.5%	22.6%
Reinsurance	42.2%	35.2%	42.4%	36.6%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $12.9 million, or 12.6%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to other invested assets, which contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the six months ended June 30, 2012 and 2011 was 2.2% and 2.7%, respectively.

The decrease in the annualized period book yield was due to the reinvestment of cash at lower rates and an increased allocation to lower risk asset classes combined with lower market yields. As of June 30, 2012, we held 19.6% of our total investments and cash equivalents in U.S. government or government agency securities, compared to 14.4% as of June 30, 2011. Cash and cash equivalents also increased to 12.4% of total investments and cash equivalents as we continue to actively manage the duration of our investment portfolio, compared to 9.7% as of June 30, 2011. Our average duration decreased to 2.0 years as of June 30, 2012 compared to 2.3 years as of June 30, 2011.

Investment management expenses of $8.3 million and $6.7 million were incurred during the six months ended June 30, 2012 and 2011, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes.

Realized Investment Gains

During the six months ended June 30, 2012, we recognized $142.2 million in net realized investment gains compared to net realized investment gains of $109.3 million during the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, we did not recognize any net impairment charges. Net realized investment gains for the six months ended June 30, 2012 were comprised of the following:

•	Net realized investment gains of $55.3 million primarily from the sale of fixed maturity securities and equity securities, partially offset by realized losses on other invested assets,

•	Net realized and unrealized investment gains of $0.8 million from derivatives, and

•	Net realized investment gains of $86.2 million related to mark-to-market adjustments for other invested assets, equity securities and fixed maturity investments accounted for as trading securities.

The following table shows the components of the mark-to-market adjustments for the six months ended June 30, 2012.

Six Months Ended June 30, 2012
($ in millions)
Fixed maturity investments accounted for as trading securities	$44.2
Other invested assets and equity securities	42.0

Total	$86.2

Net realized investment gains for the six months ended June 30, 2011 were comprised primarily of the following:

•	Net realized investment gains of $52.9 million from the sale of securities,

•	Net realized and unrealized investment losses of $15.5 million on derivatives, and

•

Net realized investment gains of $71.9 million primarily related to the mark-to-market adjustments for our other invested assets, equity securities and fixed maturity investments that are accounted for as trading securities.

The total return of our investment portfolio was 2.6% and 2.2% for the six months ended June 30, 2012 and 2011, respectively.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $74.7 million, or 13.8%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The loss and loss expense ratio decreased by 22.3 percentage points for the same period. The decrease in net loss and loss expenses was due to the absence of significant catastrophe losses for the six months ended June 30, 2012 compared to the same period in 2011, when we recognized estimated losses from Asia-Pacific catastrophes and Midwestern U.S. storms of $199.7 million. This was partially offset by lower net favorable prior year reserve development. Excluding the prior year reserve development, property catastrophe losses and the impact of the commutation, the loss and loss expense ratios would have been 65.8% and 63.2% for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE(2)
	($ in millions)
Non-catastrophe	$547.0	65.8%	$428.6	63.2%	$118.4	2.6	Pts
Property catastrophe	—	—	199.7	29.5	(199.7)	(29.5)

Current period	547.0	65.8	628.3	92.7	(81.3)	(26.9)
Prior period	(81.4)	(9.8)	(99.5)	(14.7)	18.1	4.9
Impact of commutation(1)	—	—	11.5	0.3	(11.5)	(0.3)

Net losses and loss expenses	$465.6	56.0%	$540.3	78.3%	$(74.7)	(22.3	)Pts

(1)	Reflects the impact of the commutation of prior year contracts in the six months ended June 30, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.
(2)	Current period and prior period losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

We recorded net favorable reserve development related to prior years of $81.4 million during the six months ended June 30, 2012 compared to net favorable reserve development of $99.5 million for the six months ended June 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.1)	$—	$(1.2)	$(3.8)	$(10.4)	$(18.4)	$1.1	$(5.3)	$9.3	$15.4	$(13.4)
International insurance	5.7	(2.4)	(5.8)	(10.5)	(28.3)	(17.4)	(5.4)	(1.8)	(6.6)	23.1	(49.4)
Reinsurance	0.1	0.7	(0.8)	(7.6)	(7.0)	(11.5)	(1.6)	1.9	(1.3)	8.5	(18.6)

	$5.7	$(1.7)	$(7.8)	$(21.9)	$(45.7)	$(47.3)	$(5.9)	$(5.2)	$1.4	$47.0	$(81.4)

The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our U.S. insurance segment for the 2010 and 2011 loss years was due to adverse development on a terminated program and certain errors and omissions products. The unfavorable reserve development in our international insurance segment for the 2011 loss year was due to adverse development on an individual general casualty claim, estimated to reach our full limit of $20.0 million, net of reinsurance. The unfavorable reserve development in our reinsurance segment for the 2011 loss year was due to increased property catastrophe losses.

The following table shows the net favorable reserve development by loss year for each of our segments for the six months ended June 30, 2011.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
U.S. insurance	$(0.1)	$(1.4)	$(3.5)	$(12.7)	$23.8	$(2.1)	$(0.7)	$(0.3)	$9.0	$12.0
International insurance	1.2	(4.0)	(1.1)	(23.5)	(14.3)	(21.7)	10.2	(7.4)	20.0	(40.6)
Reinsurance	(0.6)	(3.0)	(3.8)	(24.7)	(12.2)	(7.1)	(3.1)	(9.5)	(6.9)	(70.9)

	$0.5	$(8.4)	$(8.4)	$(60.9)	$(2.7)	$(30.9)	$6.4	$(17.2)	$22.1	$(99.5)

The unfavorable reserve development of $23.8 million in our U.S. insurance segment for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion. The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field services risk.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Six Months Ended June 30,		Dollar
	2012	2011	Change
	($ in millions)
Net losses paid	$382.3	$264.8	$117.5
Net change in reported case reserves	47.0	228.8	(181.8)
Net change in IBNR	36.3	46.7	(10.4)

Net losses and loss expenses	$465.6	$540.3	$(74.7)

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables

	Six Months Ended June 30,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,222.2	$3,951.6
Incurred related to:
Commutation of variable rated reinsurance contracts	—	11.5
Current period non-catastrophe	547.0	428.6
Current period property catastrophe	—	199.7
Prior period	(81.4)	(99.5)

Total incurred	465.6	540.3

Paid related to:
Current period non-catastrophe	19.8	11.1
Current period property catastrophe	—	10.2
Prior period	362.5	243.5

Total paid	382.3	264.8
Foreign exchange revaluation	(1.6)	10.3

Net reserve for losses and loss expenses, June 30	4,303.9	4,237.4
Losses and loss expenses recoverable	1,073.6	1,013.9

Reserve for losses and loss expenses, June 30	$5,377.5	$5,251.3

Acquisition Costs

Acquisition costs increased by $17.6 million, or 21.7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in acquisition costs was primarily due to the increase in net premiums earned. Acquisition costs as a percentage of net premiums earned were 11.9% for the six months ended June 30, 2012 compared to 11.7% for the same period in 2011.

General and Administrative Expenses

General and administrative expenses increased by $9.1 million, or 6.7%, for the six months ended June 30, 2012 compared to the same period in June 30, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 6% to support our continued growth, combined with increased stock compensation expense resulting from the 26.3% increase in our share price during the six months ended June 30, 2012. This was partially offset by $2.6 million in non-recurring costs incurred in 2011 related to the proposed merger with Transatlantic Holdings, Inc.

Our general and administrative expense ratio was 17.3% for the six months ended June 30, 2012 compared to 19.6% for the six months ended June 30, 2011. The decrease was due to the growth in net premiums earned being greater than the increase in expenses.

The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. Our expense ratio was 29.2% for the six months ended June 30, 2012 compared to 31.3% for the six months ended June 30, 2011. The decrease was primarily due to the 2.3 percentage point decrease in the general and administrative expense ratio, as discussed above.

Amortization of Intangible Assets

The amortization and impairment of intangible assets decreased by $0.2 million, or 13.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease is due to certain intangible assets that were fully amortized during 2011.

Interest Expense

Interest expense increased by $0.2 million, or 0.7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was due to fees associated with the termination of our $400 million unsecured credit facility.

Net Income

Net income for the six months ended June 30, 2012 was $314.5 million compared to $102.4 million for the six months ended June 30, 2011. The $212.1 million increase was primarily the result of lower net loss and loss expenses. The six months ended June 30, 2011 included $199.7 million of property catastrophe losses in the Asia-Pacific region and Midwestern United States.

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

U.S. Insurance Segment. The U.S. insurance segment includes our direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts.

International Insurance Segment. The international insurance segment includes our direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts and non-North American domiciled accounts.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Revenues
Gross premiums written	$266.0	$226.7	$470.2	$410.1
Net premiums written	196.7	172.9	350.5	312.8
Net premiums earned	162.8	145.9	316.1	281.3
Expenses
Net losses and loss expenses	$103.1	$92.6	$200.8	$208.4
Acquisition costs	21.3	18.9	41.2	37.0
General and administrative expenses	34.7	31.3	65.8	62.0
Underwriting income (loss)	3.7	3.1	8.3	(26.1)
Ratios
Loss and loss expense ratio	63.3%	63.5%	63.5%	74.1%
Acquisition cost ratio	13.1%	12.9%	13.0%	13.1%
General and administrative expense ratio	21.3%	21.4%	20.8%	22.1%
Expense ratio	34.4%	34.3%	33.8%	35.2%
Combined ratio	97.7%	97.8%	97.3%	109.3%

Comparison of Three Months Ended June 30, 2012 and 2011

Premiums. Gross premiums written increased by $39.3 million, or 17.3%, for the three months ended June 30, 2012 compared to the same period in 2011. The increase in gross premiums written was primarily due to increased new business across most lines, growth from new products introduced in 2010 and 2011 and rate increases in all lines of business. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
General casualty	$78.3	$56.5	$21.8	38.6%
Professional liability	66.7	58.8	7.9	13.4%
Healthcare	46.3	50.2	(3.9)	(7.8%)
General property	37.1	32.9	4.2	12.8%
Programs	25.6	20.3	5.3	26.1%
Other *	12.0	8.0	4.0	50.0%

	$266.0	$226.7	$39.3	17.3%

*	Includes our inland marine, environmental and mergers and acquisitions lines of business

Net premiums written increased by $23.8 million, or 13.8%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in net premiums written was primarily due to higher gross premiums written, partially offset by the impact of the commutation of prior year contracts in 2011. The three months ended June 30, 2011 included a $12.4 million reduction in premiums ceded due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions. We ceded 26.1% of gross premiums written for the three months ended June 30, 2012 compared to 23.7% for the same period in 2011. The increase in the cession percentage was due to the impact of the commutation of prior year contracts in 2011.

Net premiums earned increased by $16.9 million, or 11.6%, for the three months ended June 30, 2012 compared to the same period in 2011. The increase was primarily due to the growth of our U.S. insurance operations during 2012 and 2011, partially offset by the $12.4 million impact of the commutation of prior year contracts in 2011, which was fully earned.

Net losses and loss expenses. Net losses and loss expenses increased by $10.5 million, or 11.3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The loss and loss expense ratio decreased by 0.2 percentage points for the same period. The increase in net losses and loss expenses was primarily due to growth in the U.S. insurance segment combined with lower favorable prior year reserve development. We also incurred $6.5 million of non-catastrophe property losses on two claims that added 4.0 percentage points to the current period’s loss and loss expense ratio. This was partially offset by the $11.5 million impact of the commutation of prior year contracts in 2011. Excluding the prior year reserve development, property catastrophe losses and the impact of the commutation, the loss and loss expense ratios would have been 67.1% and 64.6% for the three months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE(2)	Change	Points
	($ in millions)
Non-catastrophe	$109.3	67.1%	$86.3	64.6%	$23.0	2.5	Pts
Property catastrophe	—	—	5.0	3.7	(5.0)	(3.7)

Current period	109.3	67.1	91.3	68.3	18.0	(1.2)
Prior period	(6.2)	(3.8)	(10.2)	(7.6)	4.0	3.8
Impact of commutation(1)	—	—	11.5	2.8	(11.5)	(2.8)

Net losses and loss expenses	$103.1	63.3%	$92.6	63.5%	$10.5	(0.2	)Pts

(1)	Reflects the impact of the commutation of prior year contracts in the three months ended June 30, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.
(2)	Current period and prior period losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

Overall, our U.S. insurance segment recorded net favorable reserve development of $6.2 million during the three months ended June 30, 2012 compared to net favorable reserve development of $10.2 million for the three months ended June 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Professional liability	$—	$—	$—	$(0.2)	$0.2	$(8.3)	$0.6	$(1.0)	$0.8	$4.1	$(3.8)
Healthcare	—	(0.2)	(1.6)	0.4	(0.3)	(0.8)	1.1	(1.2)	0.1	0.5	(2.0)
General casualty	—	(0.2)	(0.3)	(0.3)	(3.7)	(0.1)	(1.2)	(0.4)	(0.1)	—	(6.3)
General property	—	—	0.4	(0.1)	—	—	0.3	—	(0.1)	—	0.5
Programs	—	—	—	—	(0.1)	(0.1)	—	(0.1)	3.8	2.6	6.1
Other	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)

	$—	$(0.4)	$(1.5)	$(0.2)	$(3.9)	$(9.3)	$0.8	$(2.7)	$4.5	$6.5	$(6.2)

The unfavorable reserve development in our U.S. insurance segment for the 2010 and 2011 loss years was due to adverse development on a terminated program and certain errors and omissions products.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$(0.1)	$(0.1)	$(0.6)	$(0.2)	$(2.0)	$—	$(1.1)	$0.6	$(3.5)
Healthcare	(0.1)	(0.4)	(1.3)	(0.7)	(0.9)	0.3	(0.5)	0.7	(0.9)	(3.8)
General casualty	0.1	(0.2)	(0.4)	(5.4)	—	—	—	0.1	—	(5.8)
General property	—	—	—	—	—	—	0.7	0.2	0.3	1.2
Programs	—	—	—	—	—	(0.5)	0.7	0.9	0.6	1.7
Other	—	—	—	—	—	—	—	—	—	—

	$—	$(0.7)	$(1.8)	$(6.7)	$(1.1)	$(2.2)	$0.9	$0.8	$0.6	$(10.2)

Acquisition costs. Acquisition costs increased by $2.4 million, or 12.7%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio increased slightly to 13.1% for the three months ended June 30, 2012 from 12.9% for the same period in 2011.

General and administrative expenses. General and administrative expenses increased by $3.4 million, or 10.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was due to the continued growth of the U.S. insurance operations. The general and administrative ratio decreased slightly to 21.3% for the three months ended June 30, 2012 from 21.4% for the same period in 2011 due to the higher growth in net premiums earned relative to expenses.

Comparison of Six Months Ended June 30, 2012 and 2011

Premiums. Gross premiums written increased by $60.1 million, or 14.7%, for the six months ended June 30, 2012 compared to the same period in 2011. The increase in gross premiums written was primarily due to increased new business across most lines, growth from new products introduced in 2010 and 2011 and rate increases in most lines of business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
General casualty	$126.7	$97.5	$29.2	29.9%
Professional liability	125.9	113.8	12.1	10.6%
Healthcare	93.3	95.6	(2.3)	(2.4%)
General property	55.6	46.5	9.1	19.6%
Programs	48.9	40.2	8.7	21.6%
Other*	19.8	16.5	3.3	20.0%

	$470.2	$410.1	$60.1	14.7%

*	Includes our inland marine, environmental and mergers and acquisitions lines of business

Net premiums written increased by $37.7 million, or 12.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in net premiums written was primarily due to higher gross premiums written, partially offset by the impact of the commutation of prior year contracts in 2011. The six months ended June 30, 2011 included a $12.4 million reduction in premiums ceded due to the commutation of certain variable-rated reinsurance contracts that had swing-rated provisions. We ceded 25.5% of gross premiums written for the six months ended June 30, 2012 compared to 23.7% for the same period in 2011. The increase in the cession percentage was due to the impact of the commutation on the prior year.

Net premiums earned increased by $34.8 million, or 12.4%, for the six months ended June 30, 2012 compared to the same period in 2011. The increase was primarily due to the growth of our U.S. insurance operations during 2012 and 2011, partially offset by the $12.4 million impact of the commutation of prior year contracts in 2011, which was fully earned.

Net losses and loss expenses. Net losses and loss expenses decreased by $7.6 million, or 3.6%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The loss and loss expense ratio decreased by 10.6 percentage points for the same period. The decrease in net losses and loss expenses was primarily due to favorable prior year reserve development in 2012 compared to unfavorable prior year reserve development in 2011 and the $11.5 million impact of the commutation of prior year contracts in 2011. Excluding the prior year reserve development, property catastrophe losses and the impact of the commutation, the loss and loss expense ratios would have been 67.7% and 66.9% for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE (2)
	($ in millions)
Non-catastrophe	$214.2	67.7%	$179.9	66.9%	$34.3	0.8	Pts
Property catastrophe	—	—	5.0	1.9	(5.0)	(1.9)

Current period	214.2	67.7	184.9	68.8	29.3	(1.1)
Prior period	(13.4)	(4.2)	12.0	4.5	(25.4)	(8.7)
Impact of commutation (1)	—	—	11.5	0.8	(11.5)	(0.8)

Net losses and loss expenses	$200.8	63.5%	$208.4	74.1%	$(7.6)	(10.6	)Pts

(1)	Reflects the impact of the commutation of prior year contracts in the six months ended June 30, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.
(2)	Current period and prior period losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

Overall, our U.S. insurance segment recorded net favorable reserve development of $13.4 million during the six months ended June 30, 2012 compared to net unfavorable reserve development of $12.0 million for the six months ended June 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Professional liability	$—	$—	$(0.1)	$(0.3)	$0.1	$(15.1)	$(0.1)	$(2.8)	$(0.9)	$10.2	$(9.0)
Healthcare	—	0.3	(2.7)	(2.6)	(2.3)	(2.8)	1.1	(1.7)	3.5	0.5	(6.7)
General casualty	(0.1)	(0.3)	0.9	(0.6)	(8.1)	(0.1)	(1.0)	(0.4)	(0.1)	—	(9.8)
General property	—	—	0.7	(0.3)	—	(0.2)	1.7	(0.4)	(0.5)	1.1	2.1
Programs	—	—	—	—	(0.1)	(0.2)	(0.6)	—	7.3	3.8	10.2
Other	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)

	$(0.1)	$—	$(1.2)	$(3.8)	$(10.4)	$(18.4)	$1.1	$(5.3)	$9.3	$15.4	$(13.4)

The unfavorable reserve development in our U.S. insurance segment for the 2010 and 2011 loss years was due to adverse development on a terminated program and certain errors and omissions products.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
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

The unfavorable reserve development of $24.1 million for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion.

Acquisition costs. Acquisition costs increased by $4.2 million, or 11.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio decreased to 13.0% for the six months ended June 30, 2012 from 13.1% for the same period in 2011.

General and administrative expenses. General and administrative expenses increased by $3.8 million, or 6.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to the continued growth of our U.S. insurance operations. The general and administrative expense ratio decreased to 20.8% for the six months ended June 30, 2012 from 22.1% in the same period in 2011 as a result of our increased net premiums earned.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Revenues
Gross premiums written	$183.6	$178.6	$297.2	$289.9
Net premiums written	111.3	109.0	184.0	183.9
Net premiums earned	82.6	80.0	162.5	156.3
Expenses
Net losses and loss expenses	$22.2	$72.1	$60.3	$143.3
Acquisition costs	(0.6)	(0.7)	(1.1)	(2.6)
General and administrative expenses	21.7	20.7	44.0	41.4
Underwriting income (loss)	39.3	(12.1)	59.3	(25.8)
Ratios
Loss and loss expense ratio	26.9%	90.2%	37.1%	91.7%
Acquisition cost ratio	(0.7%)	(0.9%)	(0.7%)	(1.7%)
General and administrative expense ratio	26.2%	25.8%	27.1%	26.5%
Expense ratio	25.5%	24.9%	26.4%	24.8%
Combined ratio	52.4%	115.1%	63.5%	116.5%

Comparison of Three Months Ended June 30, 2012 and 2011

Premiums. Gross premiums written increased by $5.0 million, or 2.8%, for the three months ended June 30, 2012 compared to the same period in 2011. The increase was primarily a result of new business and rate increases in select lines of business. We saw continued growth from new products, specifically trade credit which grew $3.5 million, and growth in Asia, which increased $1.0 million. However, this increase was partially offset by decreases in other lines due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), continued competition and a reduction in limits deployed for the general property line of business.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
General property	$61.2	$63.3	$(2.1)	(3.3%)
Professional liability	52.8	48.2	4.6	9.5%
General casualty	43.2	45.3	(2.1)	(4.6%)
Healthcare	20.3	19.2	1.1	5.7%
Other *	6.1	2.6	3.5	134.6%

	$183.6	$178.6	$5.0	2.8%

*	Includes our trade credit line of business

Net premiums written increased by $2.3 million, or 2.1%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We ceded to reinsurers 39.4% of gross premiums written for the three months ended June 30, 2012 compared to 39.0% for the three months ended June 30, 2011. Net premiums written increased primarily due to an increase in gross premiums written.

Net premiums earned increased by $2.6 million, or 3.2%, primarily due to higher net premiums written in the latter half of 2011 and first half of 2012.

Net losses and loss expenses. Net losses and loss expenses decreased by $49.9 million, or 69.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The loss and loss expense ratio decreased by 63.3 percentage points for the same period. The decrease in net losses and loss expenses was primarily due to the absence of significant catastrophe losses in 2012 compared to the same period in 2011, which included $30.5 million in catastrophe losses. This was combined with higher net favorable prior year reserve development in 2012 compared to the same period in 2011. Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 62.1% and 67.1% for the three months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$51.3	62.1%	$53.6	67.1%	$(2.3)	(5.0	)Pts
Property catastrophe	—	—	30.5	38.1	(30.5)	(38.1)

Current period	51.3	62.1	84.1	105.2	(32.8)	(43.1)
Prior period	(29.1)	(35.2)	(12.0)	(15.0)	(17.1)	(20.2)

Net losses and loss expenses	$22.2	26.9%	$72.1	90.2%	$(49.9)	(63.3	)Pts

Overall, our international insurance segment recorded net favorable reserve development of $29.1 million during the three months ended June 30, 2012 compared to net favorable reserve development of $12.0 million for the three months ended June 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General property	$—	$—	$0.1	$(2.5)	$(0.2)	$0.2	$(2.1)	$(1.2)	$—	$(1.3)	$(7.0)
Professional liability	—	(0.1)	(1.2)	(1.4)	(8.3)	(1.1)	4.7	—	—	—	(7.4)
General casualty	7.4	(0.9)	(1.9)	(3.1)	(2.5)	(6.1)	(3.1)	—	—	—	(10.2)
Healthcare	(0.1)	(0.1)	(0.3)	(0.5)	(0.4)	(0.5)	(2.6)	—	—	—	(4.5)

	$7.3	$(1.1)	$(3.3)	$(7.5)	$(11.4)	$(7.5)	$(3.1)	$(1.2)	$—	$(1.3)	$(29.1)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General property	$—	$—	$(0.3)	$(0.2)	$(0.4)	$(1.5)	$(7.4)	$(6.0)	$(0.3)	$(16.1)
Professional liability	(0.1)	(0.1)	(1.4)	(3.4)	(1.8)	(4.1)	14.0	—	—	3.1
General casualty	(0.2)	(1.1)	(0.8)	(2.2)	(7.1)	(4.4)	—	—	22.5	6.7
Healthcare	—	(0.2)	(0.5)	(0.5)	(0.5)	(4.0)	—	—	—	(5.7)

	$(0.3)	$(1.4)	$(3.0)	$(6.3)	$(9.8)	$(14.0)	$6.6	$(6.0)	$22.2	$(12.0)

The unfavorable reserve development for the 2010 loss year was primarily due to a casualty claim emanating from an oil field services risk.

Acquisition costs. Acquisition costs increased by $0.1 million, or 14.3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio was negative 0.7% for the three months ended June 30, 2012 compared to negative 0.9% for the three months ended June 30, 2011.

General and administrative expenses. General and administrative expenses increased by $1.0 million, or 4.8%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally. The general and administrative expense ratios for the three months ended June 30, 2012 and 2011 were 26.2% and 25.8%, respectively.

Comparison of Six Months Ended June 30, 2012 and 2011

Premiums. Gross premiums written increased by $7.3 million, or 2.5%, for the six months ended June 30, 2012 compared to the same period in 2011. The increase was primarily a result of new business, including $6.5 million from new products, specifically our trade credit and SME insurance products, growth in Asia and rate increases in select lines of business. However, this increase was partially offset by decreases in other lines due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), continued competition and a reduction in limits deployed for the general property line of business.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
General property	$98.0	$100.5	$(2.5)	(2.5%)
Professional liability	83.8	77.1	6.7	8.7%
General casualty	64.9	68.7	(3.8)	(5.5%)
Healthcare	40.3	39.9	0.4	1.0%
Other *	10.2	3.7	6.5	175.7%

	$297.2	$289.9	$7.3	2.5%

*	Includes our trade credit line of business

Net premiums written increased by $0.1 million, or 0.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We ceded to reinsurers 38.1% of gross premiums written for the six months ended June 30, 2012 compared to 36.6% for the six months ended June 30, 2011.

Net premiums earned increased by $6.2 million, or 4.0%, primarily due to higher net premiums written in the latter half of 2011.

Net losses and loss expenses. Net losses and loss expenses decreased by $83.0 million, or 57.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The loss and loss expense ratio decreased by 54.6 percentage points for the same period. The decrease in net losses and loss expenses was due to the absence of significant catastrophe losses in 2012 compared to the same period in 2011, which included $73.7 million for Asia-Pacific catastrophes and Midwestern U.S. storms. This was combined with higher net favorable prior year reserve development in 2012 compared to the same period in 2011. Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 67.5% and 70.5% for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended		Six Months Ended			Change in
	June 30, 2012		June 30, 2011		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$109.7	67.5%	$110.2	70.5%	$(0.5)	(3.0	)Pts
Property catastrophe	—	—	73.7	47.2	(73.7)	(47.2)

Current period	109.7	67.5	183.9	117.7	(74.2)	(50.2)
Prior period	(49.4)	(30.4)	(40.6)	(26.0)	(8.8)	(4.4)

Net losses and loss expenses	$60.3	37.1%	$143.3	91.7%	$(83.0)	(54.6	)Pts

Overall, our international insurance segment recorded net favorable reserve development of $49.4 million during the six months ended June 30, 2012 compared to net favorable reserve development of $40.6 million for the six months ended June 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General property	$—	$—	$0.2	$(1.5)	$(1.0)	$1.1	$(2.2)	$(1.8)	$(6.6)	$3.1	$(8.7)
Professional liability	—	(0.2)	(2.3)	(3.1)	(15.1)	(7.2)	7.0	—	—	—	(20.9)
General casualty	5.8	(1.6)	(3.1)	(4.8)	(11.4)	(7.2)	(7.6)	—	—	20.0	(9.9)
Healthcare	(0.1)	(0.6)	(0.6)	(1.1)	(0.8)	(4.1)	(2.6)	—	—	—	(9.9)

	$5.7	$(2.4)	$(5.8)	$(10.5)	$(28.3)	$(17.4)	$(5.4)	$(1.8)	$(6.6)	$23.1	$(49.4)

The net favorable reserve development for loss years 2003 to 2010 is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our general casualty line for loss year 2011 was due to adverse development on an individual claim, estimated to reach our full limit of $20.0 million, net of reinsurance.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General property	$—	$—	$(0.7)	$(2.3)	$0.3	$(1.6)	$(12.8)	$(14.6)	$(2.5)	$(34.2)
Professional liability	2.0	(1.1)	(3.9)	(7.7)	(10.0)	(4.1)	23.0	—	—	(1.8)
General casualty	(0.7)	(2.4)	4.4	(12.5)	4.2	(12.0)	—	7.2	22.5	10.7
Healthcare	(0.1)	(0.5)	(0.9)	(1.0)	(8.8)	(4.0)	—	—	—	(15.3)

	$1.2	$(4.0)	$(1.1)	$(23.5)	$(14.3)	$(21.7)	$10.2	$(7.4)	$20.0	$(40.6)

The unfavorable reserve development for the 2010 loss year was primarily due to a casualty claim emanating from an oil field services risk.

Acquisition costs. Acquisition costs increased by $1.5 million, or 57.7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio was negative 0.7% for the six months ended June 30, 2012 and negative 1.7% for the six months ended June 30, 2011.

General and administrative expenses. General and administrative expenses increased by $2.6 million, or 6.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally. The general and administrative expense ratios for the six months ended June 30, 2012 and 2011 were 27.1% and 26.5%, respectively. The increase was due to higher expenses, partially offset by higher net premiums earned.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Revenues
Gross premiums written	$197.3	$114.3	$560.4	$380.3
Net premiums written	186.7	113.9	549.2	380.0
Net premiums earned	184.3	129.4	353.0	252.6
Expenses
Net losses and loss expenses	$115.1	$71.1	$204.5	$188.6
Acquisition costs	30.9	24.8	58.6	46.7
General and administrative expenses	17.5	15.3	34.5	31.7
Underwriting income (loss)	20.8	18.2	55.4	(14.4)
Ratios
Loss and loss expense ratio	62.4%	54.9%	57.9%	74.7%
Acquisition cost ratio	16.8%	19.2%	16.6%	18.5%
General and administrative expense ratio	9.5%	11.8%	9.8%	12.6%
Expense ratio	26.3%	31.0%	26.4%	31.1%
Combined ratio	88.7%	85.9%	84.3%	105.8%

Comparison of Three Months Ended June 30, 2012 and 2011

Premiums. Gross premiums written increased by $83.0 million, or 72.6%, for the three months ended June 30, 2012 compared to the same period in 2011. Approximately $65.0 million, or 56.9%, of the increase was due to new business, from both new products and new regions, as well as increased participations on renewing business combined with rate increases. Within our specialty unit, crop reinsurance premiums increased $8.7 million and marine reinsurance premiums increased $3.3 million. Our North American property reinsurance business increased $23.5 million due to a combination of new business opportunities and rate increases. Our international book also continued to grow, with a $28.6 million increase from our Singapore branch. In addition, approximately $13.5 million of gross premiums written in the third quarter of 2011 was written in the second quarter of 2012 as a result of the earlier timing of renewal business. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
United States	$83.6	$42.5	$41.1	96.7%
Bermuda	59.6	55.0	4.6	8.4%
Singapore	38.7	10.0	28.7	287.0%
Europe	15.4	6.8	8.6	126.5%

	$197.3	$114.3	$83.0	72.6%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
Property	$121.7	$64.0	$57.7	90.2%
Casualty	52.8	38.8	14.0	36.1%
Specialty	22.8	11.5	11.3	98.3%

	$197.3	$114.3	$83.0	72.6%

Net premiums written increased by $72.8 million, or 63.9%, consistent with the increase in gross premiums written.

Net premiums earned increased by $54.9 million, or 42.4%, as a result of the increase in net premiums written during the year ended December 31, 2011 and the six months ended June 30, 2012. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums, crop reinsurance premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.

Net losses and loss expenses. Net losses and loss expenses increased by $44.0 million, or 61.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The loss and loss expense ratio increased by 7.5 percentage points for the same period. The increase in net losses and loss expenses was due to growth in net premiums earned and lower prior year net favorable reserve development for the three months ended June 30, 2012 compared to the same period in 2011. This was partially offset by the absence of significant catastrophe losses in 2012 compared to the same period in 2011, which included $32.0 million for the Asia-Pacific catastrophes and Midwestern U.S. storms. Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 66.0% and 55.7% for the three months ended June 30, 2012 and 2011, respectively. The increase in the loss and loss expense ratio was due to $12.4 million in non-catastrophe large losses, including U.S. weather related losses, for the three months ended June 30, 2012 that increased the loss and loss expense ratio by 6.7 percentage points.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$121.7	66.0%	$72.1	55.7%	$49.6	10.3	Pts
Property catastrophe	—	—	32.0	24.7	(32.0)	(24.7)

Current period	121.7	66.0	104.1	80.4	17.6	(14.4)
Prior period	(6.6)	(3.6)	(33.0)	(25.5)	26.4	21.9

Net losses and loss expenses	$115.1	62.4%	$71.1	54.9%	$44.0	7.5	Pts

Overall, our reinsurance segment recorded net favorable reserve development of $6.6 million during the three months ended June 30, 2012 compared to net favorable reserve development of $33.0 million for the three months ended June 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Specialty	$—	$(0.2)	$(1.1)	$(1.4)	$(1.3)	$(1.6)	$(0.1)	$—	$0.2	$(0.3)	$(5.8)
Property	—	—	(0.1)	—	(0.1)	(0.1)	—	1.1	(5.9)	5.4	0.3
Casualty	(0.4)	1.8	(0.5)	1.1	(3.4)	(3.6)	(0.6)	(0.1)	(0.1)	4.7	(1.1)

	$(0.4)	$1.6	$(1.7)	$(0.3)	$(4.8)	$(5.3)	$(0.7)	$1.0	$(5.8)	$9.8	$(6.6)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Specialty	$—	$—	$(0.2)	$0.1	$—	$(0.8)	$—	$0.1	$(1.3)	$(2.1)
Property	(0.1)	(0.2)	(0.5)	(0.6)	—	(1.7)	—	(0.9)	(4.7)	(8.7)
Casualty	(0.4)	(0.6)	(0.4)	(12.4)	(6.3)	(1.4)	(0.7)	—	—	(22.2)

	$(0.5)	$(0.8)	$(1.1)	$(12.9)	$(6.3)	$(3.9)	$(0.7)	$(0.8)	$(6.0)	$(33.0)

Acquisition costs. Acquisition costs increased by $6.1 million, or 24.6%, for the three months ended June 30, 2012 compared to the three months ended 2011, primarily due to the increase in net premiums earned. The acquisition cost ratio was 16.8% for the three months ended June 30, 2012 compared to 19.2% for the three months ended 2011, primarily due to the change in mix of business. The proportion of premiums from excess of loss reinsurance contracts, which carry lower acquisition costs, has increased compared to the prior year.

General and administrative expenses. General and administrative expenses increased by $2.2 million, or 14.4%, for the three months ended June 30, 2012 compared to the same period in 2011. The increase was due to higher salary and related costs due to higher headcount to support our growing operations. The general and administrative expense ratios for the three months ended June 30, 2012 and 2011 were 9.5% and 11.8%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2012.

Comparison of Six Months Ended June 30, 2012 and 2011

Premiums. Gross premiums written increased by $180.1 million, or 47.4%, for the six months ended June 30, 2012 compared to the same period in 2011. The increase in gross premiums written was primarily due to new business, from both new products and new regions, as well as increased participations on renewing business combined with rate increases. Within our specialty unit, crop reinsurance premiums increased by $58.8 million while marine contributed a further $16.3 million. Our North American property reinsurance business also increased by $41.8 million due to a combination of new business opportunities and rate increases. Our international book also continued to grow, with a $42.4 million increase from our Singapore branch. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
United States	$268.3	$165.8	$102.5	61.8%
Bermuda	169.6	152.4	17.2	11.3%
Singapore	67.3	24.9	42.4	170.3%
Europe	55.2	37.2	18.0	48.4%

	$560.4	$380.3	$180.1	47.4%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
Property	$275.3	$183.2	$92.1	50.3%
Casualty	148.4	144.8	3.6	2.5%
Specialty	136.7	52.3	84.4	161.4%

	$560.4	$380.3	$180.1	47.4%

Net premiums written increased by $169.2 million, or 44.5%, consistent with the increase in gross premiums written.

Net premiums earned increased by $100.4 million, or 39.7%, as a result of the increase in net premiums written during the year ended December 31, 2011 and the six months ended June 30, 2012. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.

Net losses and loss expenses. Net losses and loss expenses increased by $15.9 million, or 8.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The loss and loss expense ratio decreased by 16.8 percentage points for the same period. The increase in net losses and loss expenses was due to growth in net premiums earned and lower prior year net favorable reserve development for the six months ended June 30, 2012 compared to the same period in 2011. This was partially offset by the absence of significant catastrophe losses in 2012 compared to the same period in 2011, which included $121.0 million for the Asia-Pacific catastrophes and Midwestern U.S. storms. Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 63.2% and 54.9% for the six months ended June 30, 2012 and 2011, respectively. The higher loss and loss expense ratio is due to the change in mix of business to specialty products with higher attritional loss ratios, combined with $16.5 million in non-catastrophe large losses for the six months ended June 30, 2012 that added 4.7 percentage points to the loss and loss expense ratio.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$223.1	63.2%	$138.5	54.9%	$84.6	8.3	Pts
Property catastrophe	—	—	121.0	47.9	(121.0)	(47.9)

Current period	223.1	63.2	259.5	102.8	(36.4)	(39.6)
Prior period	(18.6)	(5.3)	(70.9)	(28.1)	52.3	22.8

Net losses and loss expenses	$204.5	57.9%	$188.6	74.7%	$15.9	(16.8	)Pts

Overall, our reinsurance segment recorded net favorable reserve development of $18.6 million during the six months ended June 30, 2012 compared to net favorable reserve development of $70.9 million for the six months ended June 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Specialty	$—	$(0.3)	$(3.2)	$(5.1)	$(1.8)	$(2.2)	$(0.1)	$—	$—	$(2.0)	$(14.7)
Property	—	—	(0.8)	0.2	(0.1)	0.1	(0.3)	2.0	(1.2)	5.5	5.4
Casualty	0.1	1.0	3.2	(2.7)	(5.1)	(9.4)	(1.2)	(0.1)	(0.1)	5.0	(9.3)

	$0.1	$0.7	$(0.8)	$(7.6)	$(7.0)	$(11.5)	$(1.6)	$1.9	$(1.3)	$8.5	$(18.6)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Specialty	$—	$—	$(0.2)	$0.1	$—	$(0.8)	$(0.2)	$(5.7)	$(3.3)	$(10.1)
Property	(0.1)	(0.7)	(0.7)	(2.0)	(1.0)	(3.9)	(1.8)	(3.8)	(6.4)	(20.4)
Casualty	(0.5)	(2.3)	(2.9)	(22.8)	(11.2)	(2.4)	(1.1)	—	2.8	(40.4)

	$(0.6)	$(3.0)	$(3.8)	$(24.7)	$(12.2)	$(7.1)	$(3.1)	$(9.5)	$(6.9)	$(70.9)

Acquisition costs. Acquisition costs increased by $11.9 million, or 25.5%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the increase in net premiums earned. The acquisition cost ratio was 16.6% for the six months ended June 30, 2012, compared to 18.5% for the six months ended June 30, 2011, primarily due to the change in mix of business. The proportion of premiums from excess-of-loss reinsurance contracts, which carry lower acquisition costs, has increased compared to the prior year.

General and administrative expenses. General and administrative expenses increased by $2.8 million, or 8.8%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was due to higher salary and related costs due to higher headcount to support our growing operations. The general and administrative expense ratios for the six months ended June 30, 2012 and 2011 were 9.8% and 12.6%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2012.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Jun. 30, 2012	Dec. 31, 2011	Jun. 30, 2012	Dec. 31, 2011	Jun. 30, 2012	Dec. 31, 2011	Jun. 30, 2012	Dec. 31, 2011
	($ in millions)
Case reserves	$442.5	$387.6	$517.4	$522.6	$471.9	$456.2	$1,431.8	$1,366.4
IBNR	1,317.7	1,274.8	1,729.2	1,726.4	898.8	857.5	3,945.7	3,858.7

Reserve for losses and loss expenses	1,760.2	1,662.4	2,246.6	2,249.0	1,370.7	1,313.7	5,377.5	5,225.1
Reinsurance recoverables	(471.0)	(438.3)	(601.8)	(564.3)	(0.8)	(0.3)	(1,073.6)	(1,002.9)

Net reserve for losses and loss expenses	$1,289.2	$1,224.1	$1,644.8	$1,684.7	$1,369.9	$1,313.4	$4,303.9	$4,222.2

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2012:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,760.2	$1,377.5	$1,995.1
International insurance	2,246.6	1,679.8	2,581.7
Reinsurance	1,370.7	1,114.9	1,591.3
Consolidated (1)	5,377.5	4,464.5	5,875.9

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,289.2	$1,021.1	$1,458.6
International insurance	1,644.8	1,208.2	1,888.5
Reinsurance	1,369.9	1,114.1	1,590.0
Consolidated (1)	4,303.9	3,576.8	4,703.7

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	($ in millions)
Ceded case reserves	$216.4	$196.5
Ceded IBNR reserves	857.2	806.4

Reinsurance recoverable	$1,073.6	$1,002.9

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 95% of ceded reserves as of June 30, 2012 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. The Company believes that its cash flows from operations and investments will provide sufficient liquidity for the foreseeable future.

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

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, or liquidate a portion of our investment portfolio in order to meet our short-term liquidity needs. Our total investments and cash totaled $8.9 billion as of June 30, 2012, the main components of which were investment grade fixed income securities and cash and cash equivalents.

Dividend Restrictions

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. See Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2011 Form 10-K.

Cash Flows

	Six Months Ended June 30,
	2012	2011
	($ in millions)
Cash flows provided by operating activities	$301.8	$361.8
Cash flows provided by (used in) investing activities	101.2	(271.4)
Cash flows used in financing activities	(170.3)	(108.8)
Effect of exchange rate changes on foreign currency cash	(2.2)	2.2

Net increase (decrease) in cash and cash equivalents	230.5	(16.2)
Cash and cash equivalents, beginning of period	634.0	757.0

Cash and cash equivalents, end of period	$864.5	$740.8

The decrease in cash flows from operations was due to the $117.5 million increase in paid losses resulting from the growth in operations and the 2011 catastrophe events. This was partially offset by higher premiums collected, net of reinsurance, due to continued growth in 2012.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The increase in cash flows provided by investing activities reflects net sales of securities and a $156.8 million increase in restricted cash.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities was due to the $88.9 million increase in share repurchases for the six months ended June 30, 2012 compared to the same period in 2011. No shares were repurchased in the three months ended June 30, 2011 because of the merger negotiations with Transatlantic Holdings, Inc. In addition, $53.6 million in founder warrants were repurchased in February 2011.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2012 and December 31, 2011, 91.4% and 92.6%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a fair value basis) as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	($ in millions)
Due in one year or less	$827.2	$661.6
Due after one year through five years	2,811.2	2,686.1
Due after five years through ten years	429.8	725.5
Due after ten years	71.3	94.2
Mortgage-backed	2,269.4	1,818.1
Asset-backed	417.4	513.2

Total	$6,826.3	$6,498.7

We have investments in other invested assets, comprising interests in hedge funds and private equity funds, the market value of which was $520.9 million as of June 30, 2012. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(d) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

Pledged Assets

Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with reinsurance contract provisions and relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.35 billion in letters of credit under two letter of credit facilities, $900 million with Citibank Europe plc and $450 million with a syndication of lenders (the “Amended Secured Credit Facility”). These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time.

Security arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Both of our letter of credit facilities are fully collateralized by assets held in custodial accounts at the Bank of New York Mellon held for the benefit of the banks. Although the investment income derived from our assets while held in trust accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations otherwise applicable to us. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.

As of June 30, 2012 and December 31, 2011, $2,161.7 million and $2,029.1 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of June 30, 2012 and December 31, 2011, a further $1,270.8 million and $1,044.2 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of June 30, 2012 have not changed since December 31, 2011. See Item 1. “Business” in our 2011 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2011
	($ in millions)
Senior notes	$798.1	$798.0
Shareholders’ equity	3,283.9	3,149.0

Total capitalization	$4,082.0	$3,947.0

Share Repurchases

In May 2012, we established a new $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon prior shareholder approval. As of June 30, 2012, no shares had been repurchased under the new share repurchase program.

During the three and six months ended June 30, 2012, our share repurchases were as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Common shares repurchased	905,383	2,336,187
Total cost of shares repurchased	$66,435	$159,458
Average price per share	$73.38	$68.26

We have classified the repurchased shares as “treasury shares, at cost” on the consolidated balance sheets.

Long-Term Debt

In July 2006, Allied World Bermuda issued $500.0 million aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable August 1 and February 1 each year. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

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

Credit Facility

In the normal course of our operations, we enter into agreements with financial institutions to obtain secured and unsecured credit facilities.

On June 7, 2012, Allied World Bermuda amended its existing secured credit facility. The amended $450 million four-year secured credit facility (the “Amended Secured Credit Facility”) is primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business of Allied World Bermuda and its subsidiaries. A portion of the facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. Allied World Bermuda may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Facility as of June 30, 2012.

On June 7, 2012, upon entering into the Amended Secured Credit Facility, Allied World Bermuda terminated its $400 million unsecured facility.

As of June 30, 2012, we had a combined unused letters of credit capacity of $350.7 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

In the table below changes in market values as a result of changes in interest rates is determined by calculating hypothetical June 30, 2012 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	+50	+100	+200
	($ in millions)
Total market value	$8,092.3	$8,033.7	$7,993.9	$7,930.1	$7,855.5	$7,773.2	$7,589.5
Market value change from base	162.2	103.6	63.8	—	(74.6)	(156.9)	(340.6)
Change in unrealized appreciation/(depreciation)	2.0%	1.3%	0.8%	0%	(0.9%)	(2.0%)	(4.3%)

In the table below changes in market values as a result of changes in credit spreads are determined by calculating hypothetical June 30, 2012 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	+50		+100		+200
	($ in millions)
Total market value	$5,830.3	$5,697.3	$5,630.8	$5,564.3	$5,497.8		$5,431.3		$5,298.3
Market value change from base	266.0	133.0	66.5	—	(66.5)		(133.0)		(266.0)
Change in unrealized appreciation/(depreciation)	4.8%	2.4%	1.2%	0%	(1.2%	)	(2.4%	)	(4.8%	)

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities. As of June 30, 2012, we held $6.8 billion of fixed income securities. Of those assets, approximately 91.4% were rated investment grade (Baa3/BBB- or higher) with the remaining 8.6% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.

As of June 30, 2012, we held $2,038.9 million, or 22.9%, of our total investments and cash and cash equivalents in corporate bonds. $961.7 million of these corporate bonds were issued by entities within the financial services industry and had an average rating of A+.

As of June 30, 2012, we held $2,269.4 million, or 25.5%, of our total investments and cash and cash equivalents in mortgage-backed securities, which included agency pass-through mortgage-backed securities (19.2%), non-agency residential mortgage-backed securities (3.3%) and non-agency commercial mortgage-backed securities (3.0%).

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

As of June 30, 2012, we held $101.1 million in non-agency residential mortgage-backed securities, with an average credit rating of A+, and $197.3 million of high yield (below investment grade) non-agency residential mortgage-backed securities, with an average credit rating of CCC. As of June 30, 2012, 93.3% of the high yield non-agency residential mortgage-backed securities were rated below investment grade.

As of June 30, 2012, we held $260.4 million of non-agency commercial mortgage-backed securities. These securities are subject to the risk of non-payment due to increased levels of delinquencies, defaults and losses on commercial loans that cumulatively create shortfalls beyond the level of subordination in our specific securities. As of June 30, 2012, 17.0% of our non-agency commercial mortgage-backed securities were rated below Aaa/AAA.

As of June 30, 2012, we held investments in other invested assets with a fair value of $520.9 million. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

During 2011, concerns about sovereign and corporate credits throughout the European Economic Area became elevated. As of June 30, 2012, our direct exposure to European credit across all of Europe was $689.4 million and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. Of that, approximately $213.7 million was invested in debt issued or guaranteed by European nations, $21.1 million was invested in structured products and $454.7 million was invested in debt and equity securities of European corporations (not guaranteed by a sovereign nation) as outlined in the table below. As of June 30, 2012, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	June 30, 2012
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Belgium	$21.7	$—	$24.5	$46.2
Denmark	34.9	—	—	34.9
France	—	7.6	50.8	58.4
Germany	70.9	—	23.4	94.3
Ireland	—	—	0.1	0.1
Italy	—	—	2.9	2.9
Luxembourg	—	—	13.0	13.0
Netherlands	38.2	—	34.0	72.2
Norway	7.8	—	60.0	67.8
Russia	—	—	12.0	12.0
Spain	—	—	12.2	12.2
Sweden	—	—	29.0	29.0
Switzerland	10.7	—	38.7	49.4
United Kingdom	29.5	13.5	154.0	197.0

Total exposure	$213.7	$21.1	$454.6	$689.4

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

As of June 30, 2012 and December 31, 2011, less than 3.6% and 3.1%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the six months ended June 30, 2012 and 2011, approximately 12% was written in currencies other than the U.S. dollar.

Item 4. Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations; estimated amounts payable under such proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2012, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our repurchases of our common shares during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2012	430,700	$69.65	430,700	$51,153,422
May 1 - 31, 2012	251,724	75.53	251,724	532,141,682
June 1 - 30, 2012	222,959	78.16	222,959	514,714,727

Total	905,383	$73.38	905,383	$514,714,727	(1)

(1)	In May 2010, the company established a share repurchase program in order to repurchase Holdings’ common shares. At the 2012 Annual Shareholder Meeting on May 3, 2012, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit Number	Description
10.1(1)	Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, AG; Allied World Assurance Company Holdings, Ltd; Allied World Assurance Company, Ltd; the lenders party thereto; Citibank, N.A., as syndication agent; and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letter of credit agent.

10.2(1)	Amended and Restated Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent.

10.3(1)	Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company Holdings, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent.

10.4(1)	Amended and Restated Account Control Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent.

10.5(1)	Account Control Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 13, 2012.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

Dated: August 3, 2012	By:	/s/ Scott A. Carmilani
Name: Scott A. Carmilani
Title: President and Chief Executive Officer

Dated: August 3, 2012	By:	/s/ Joan H. Dillard
Name: Joan H. Dillard
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, AG; Allied World Assurance Company Holdings, Ltd; Allied World Assurance Company, Ltd; the lenders party thereto; Citibank, N.A., as syndication agent; and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letter of credit agent.

10.2(1)	Amended and Restated Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent.

10.3(1)	Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company Holdings, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent.

10.4(1)	Amended and Restated Account Control Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent.

10.5(1)	Account Control Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 13, 2012.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.