Form 10-Q
period 2012-09-30
Allied World Assurance Co Holdings, AG
filed 2012-11-09
CIK 1163348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 5, 2012, 35,242,967 common shares were outstanding.

-i-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2012 and December 31, 2011

(Expressed in thousands of United States dollars, except share and per share amounts)

	As of September 30, 2012	As of December 31, 2011
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2012: $26,954; 2011: $226,397)	$29,085	$244,016
Fixed maturity investments trading, at fair value (amortized cost: 2012: $6,934,821; 2011: $6,207,991)	7,125,860	6,254,686
Equity securities trading, at fair value (cost: 2012: $436,983; 2011: $356,370)	490,418	367,483
Other invested assets trading, at fair value	564,702	540,409

Total investments	8,210,065	7,406,594
Cash and cash equivalents	639,517	633,996
Restricted cash	46,923	82,608
Insurance balances receivable	754,978	652,158
Prepaid reinsurance	262,163	226,721
Reinsurance recoverable	1,077,522	1,002,919
Accrued investment income	32,348	38,263
Net deferred acquisition costs	127,527	100,334
Goodwill	268,376	268,376
Intangible assets	51,998	53,898
Balances receivable on sale of investments	756,570	580,443
Net deferred tax assets	23,185	22,646
Other assets	60,817	53,202

Total assets	$12,311,989	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$5,450,787	$5,225,143
Unearned premiums	1,316,399	1,078,412
Reinsurance balances payable	120,432	124,539
Balances due on purchases of investments	1,075,069	616,728
Senior notes	798,147	797,949
Dividends payable	—	14,302
Accounts payable and accrued liabilities	115,369	116,063

Total liabilities	$8,876,203	$7,973,136

SHAREHOLDERS’ EQUITY:
Common shares: 2012: par value CHF 12.98 per share and 2011: par value CHF 14.03 per share (2012: 37,083,742; 2011: 40,003,642 shares issued and 2012: 35,402,558; 2011: 37,742,131 shares outstanding)	477,246	557,153
Additional paid-in capital	—	78,225
Treasury shares, at cost (2012: 1,681,184; 2011: 2,261,511)	(120,944)	(136,590)
Retained earnings	3,078,099	2,635,750
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	1,385	14,484

Total shareholders’ equity	3,435,786	3,149,022

Total liabilities and shareholders’ equity	$12,311,989	$11,122,158

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

for the three and nine months ended September 30, 2012 and 2011

(Expressed in thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Gross premiums written	$504,420	$442,698	$1,832,219	$1,522,984
Premiums ceded	(112,883)	(92,438)	(357,019)	(296,050)

Net premiums written	391,537	350,260	1,475,200	1,226,934
Change in unearned premiums	49,480	21,080	(202,546)	(165,411)

Net premiums earned	441,017	371,340	1,272,654	1,061,523
Net investment income	39,121	47,883	128,781	150,459
Net realized investment gains (losses)	149,813	(130,809)	292,057	(21,555)
Other income — termination fee	—	35,000	—	35,000

	629,951	323,414	1,693,492	1,225,427

EXPENSES:
Net losses and loss expenses	258,948	205,546	724,530	745,811
Acquisition costs	51,086	39,680	149,812	120,733
General and administrative expenses	78,572	66,007	222,917	201,164
Amortization of intangible assets	633	767	1,900	2,300
Interest expense	13,822	13,748	41,579	41,235
Foreign exchange loss (gain)	1,023	2,966	(77)	3,708

	404,084	328,714	1,140,661	1,114,951

Income (loss) before income taxes	225,867	(5,300)	552,831	110,476
Income tax expense	6,220	5,672	18,677	19,028

NET INCOME (LOSS)	219,647	(10,972)	534,154	91,448

Other comprehensive loss:
Unrealized (losses) gains on investments arising during the period net of applicable deferred income tax benefit (expense) for the three months ended September 30, 2012: $15; 2011:($5,476) and nine months ended September 30, 2012:($81); 2011: ($3,051)	(29)	20	150	5,656
Reclassification adjustment for net realized investment gains included in net income (loss), net of applicable income tax	—	(5,319)	(13,249)	(44,995)

Other comprehensive loss	(29)	(5,299)	(13,099)	(39,339)

COMPREHENSIVE INCOME (LOSS)	$219,618	$(16,271)	$521,055	$52,109

PER SHARE DATA
Basic earnings (loss) per share	$6.16	$(0.29)	$14.68	$2.40
Diluted earnings (loss) per share	$6.00	$(0.29)	$14.28	$2.30
Weighted average common shares outstanding	35,652,768	38,110,368	36,379,514	38,078,116
Weighted average common shares and common share equivalents outstanding	36,616,734	38,110,368	37,393,093	39,759,780
Dividends paid per share	$0.750	$0.375	$1.500	$0.375

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the nine months ended September 30, 2012 and 2011

(Expressed in thousands of United States dollars)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	534,154	534,154
Dividends — par value reduction	(40,419)	—	—	—	—	(40,419)
Other comprehensive loss	—	—	—	(13,099)	—	(13,099)
Stock compensation	—	(23,050)	36,226	—	—	13,176
Share repurchases	—	—	(207,048)	—	—	(207,048)
Shares cancelled	(39,488)	(55,175)	186,468	—	(91,805)	—

September 30, 2012	$477,246	$—	$(120,944)	$1,385	$3,078,099	$3,435,786

December 31, 2010	$600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820
Net income	—	—	—	—	91,448	91,448
Dividends — par value reduction	(28,600)	—	—	—	—	(28,600)
Other comprehensive loss	—	—	—	(39,339)	—	(39,339)
Stock compensation	—	(42,822)	60,187	—	—	17,365
Share repurchase	—	—	(60,000)	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	—	(53,620)

September 30, 2011	$571,455	$73,797	$(112,624)	$17,796	$2,452,650	$3,003,074

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2012 and 2011

(Expressed in thousands of United States dollars)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$534,154	$91,448
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(63,625)	(78,001)
Mark to market adjustments	(225,425)	61,912
Stock compensation expense	13,118	16,917
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	151,041	284,310
Unearned premiums, net of prepaid reinsurance	202,545	165,412
Insurance balances receivable	(102,820)	(77,343)
Reinsurance balances payable	(4,107)	(4,269)
Net deferred acquisition costs	(27,193)	(18,267)
Net deferred tax assets	1,850	(4,081)
Accounts payable and accrued liabilities	(2,996)	7,564
Other items, net	23,677	45,903

Net cash provided by operating activities	500,219	491,505

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of available for sale securities	—	(727)
Purchases of trading securities	(6,328,719)	(5,555,249)
Purchases of other invested assets	(52,578)	(265,720)
Sales of available for sale securities	215,318	627,392
Sales of trading securities	5,778,138	4,841,580
Sales of other invested assets	110,429	40,129
Purchases of fixed assets	(2,041)	(7,792)
Change in restricted cash	35,685	63,120

Net cash used in investing activities	(243,768)	(257,267)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid — partial par value reduction	(54,721)	(14,295)
Proceeds from the exercise of stock options	9,104	5,317
Share repurchases	(204,746)	(60,000)
Repurchase of founder warrants	—	(53,620)

Net cash used in financing activities	(250,363)	(122,598)

Effect of exchange rate changes on foreign currency cash	(567)	685
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,521	112,325
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	633,996	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$639,517	$869,320

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$18,912	$6,294
— Cash paid for interest expense	$45,750	$45,750

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 modifies both annual and interim impairment testing and allows the inclusion of qualitative factors in the assessment of whether a quantitative impairment test is necessary. When an entity’s qualitative assessment reveals that indefinite-lived intangible asset impairment is more likely than not, the entity must perform the quantitative impairment test. The amendments did not change the existing accounting guidance on how this impairment test is performed. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company has not elected early adoption. The Company does not expect the adoption of this guidance to have an impact on its consolidated shareholders’ equity or net income.

4. INVESTMENTS

a) Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available for sale investments by category are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
U.S. Government and Government agencies	$26,954	$2,131	$—	$29,085

Total fixed maturity investments, available for sale	$26,954	$2,131	$—	$29,085

December 31, 2011
U.S. Government and Government agencies	$31,309	$2,321	$—	$33,630
States, municipalities and political subdivisions	29,128	4,351	—	33,479
Corporate debt:
Financial institutions	17,431	348	(292)	17,487
Industrials	73,539	4,268	—	77,807
Utilities	74,990	6,623	—	81,613

Total fixed maturity investments, available for sale	$226,397	$17,911	$(292)	$244,016

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (“consolidated income statements”) by category are as follows:

	September 30, 2012		December 31, 2011
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,849,492	$1,831,521	$1,278,265	$1,263,948
Non-U.S. Government and Government agencies	309,471	297,424	256,756	251,784
States, municipalities and political subdivisions	41,542	40,327	133,902	128,633
Corporate debt:
Financial institutions	1,031,764	997,781	1,161,904	1,174,308
Industrials	1,145,621	1,128,154	987,006	974,731
Utilities	59,802	57,622	105,564	103,262
Residential mortgage-backed:
Non-agency residential	337,662	287,354	302,827	314,077
Agency residential	1,606,201	1,568,320	1,183,893	1,156,913
Commercial mortgage-backed	308,094	294,901	331,371	326,697
Asset-backed	436,211	431,417	513,198	513,638

Total fixed maturity investments, trading	$7,125,860	$6,934,821	$6,254,686	$6,207,991

	September 30, 2012		December 31, 2011
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$490,418	$436,983	$367,483	$356,370
Other invested assets (1)	564,702	520,233	540,409	529,851

	$1,055,120	$957,216	$907,892	$886,221

(1)	Within the Company’s financial statements and footnotes “other invested assets” include the Company’s investments in both hedge funds and private equity funds.

c) Contractual Maturity Dates

The contractual maturity dates of available for sale fixed maturity investments are as follows:

	September 30, 2012
	Amortized Cost	Fair Value
Due within one year	$6,477	$6,515
Due after one year through five years	16,408	17,534
Due after five years through ten years	1,073	1,181
Due after ten years	2,996	3,855

	$26,954	$29,085

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

d) Other Invested Assets

Included in other invested assets are the Company’s hedge fund and private equity investments. As of the balance sheet date, the Company held interests in 23 funds with a total fair value of $564,702, which comprised 6.4% of the total fair value of its investments and cash and cash equivalents. The fair values of these assets have been estimated using the net asset value per share of the funds.

In general, the Company has invested in hedge funds that require at least 30 days’ notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have lock-up periods ranging from 1 to 3 years from initial investment. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that allows for redemption requests to be

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

executed in an orderly fashion to reduce the possibility of adversely affecting investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date. Certain funds may impose a redemption fee on early redemptions. Interests in private equity funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

Details regarding the redemption characteristics of the other invested assets portfolio and the Company’s unfunded investment commitments as of September 30, 2012 were as follows:

Fund Type	Fair Value as of September 30, 2012	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$87,241	$87,241	4 - 10 Years	$—			$158,129
Mezzanine debt	27,444	27,444	10 Years	—			89,000
Distressed	9,510	9,510	<6 Years	—			8,800

Total private equity	124,195	124,195		—			255,929

Distressed	42,248	212	<2 Years	42,036	Quarterly	45 - 65 Days	—
Equity long/short	170,023	—		170,023	Quarterly	30 - 60 Days	—
Multi-strategy	140,141	26,956	<2 Years	113,185	Quarterly	45 - 90 Days	—
Global macro	19,246	—		19,246	Monthly	3 Days	—
Event driven	68,849	—		68,849	Annual	45 - 60 Days	—

Total hedge funds	440,507	27,168		413,339			—

Total other invested assets	$564,702	$151,363		$413,339			$255,929

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

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

•

Mezzanine debt funds: Mezzanine debt funds primarily focus on providing capital to upper middle market and middle market companies, and private equity sponsors, in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings and other corporate transactions. The most common position in the capital structure will be between the senior secured debt holder and the equity; however, the funds will utilize a flexible approach when structuring investments, which may include secured debt, subordinated debt, preferred stock and/or private equity. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

•

Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors, and vary by their use of leverage and by their targeted net long position.

•

Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading.

•

Global macro funds: These funds focus on a top-down analysis of global markets as influenced by major political and economic trends or events. Global macro managers develop investment strategies that aim to forecast movements in interest rates, fund flows, political changes and other wide-ranging systematic factors. The portfolios of these funds can include long or short positions in equities, fixed-income, currencies and commodities in the form of cash or derivatives instruments.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

•

Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs, and capital structure arbitrage.

e) Net Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturity investments	$36,778	$47,877	$120,883	$149,471
Equity securities and other invested assets	5,375	3,397	18,093	10,608
Cash and cash equivalents	640	166	1,797	611
Expenses	(3,672)	(3,557)	(11,992)	(10,231)

Net investment income	$39,121	$47,883	$128,781	$150,459

f) Components of Realized Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross realized gains on sale of invested assets	$27,210	$44,674	$119,154	$122,842
Gross realized losses on sale of invested assets	(6,686)	(10,634)	(43,355)	(35,896)
Net realized and unrealized losses on derivatives	(962)	(43,285)	(192)	(58,821)
Mark-to-market changes:
Debt securities, trading	99,821	(46,078)	144,024	(742)
Equity securities and other invested assets	30,430	(75,486)	72,426	(48,938)

Net realized investment gains (losses)	$149,813	$(130,809)	$292,057	$(21,555)

Proceeds from sale of available for sale securities	$1,000	$60,043	$214,716	$606,234

g) Pledged Assets

As of September 30, 2012 and December 31, 2011, $2,076,294 and $2,029,138, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of September 30, 2012 and December 31, 2011, a further $1,047,023 and $1,044,236, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facility. See Note 11 to these Condensed Consolidated Financial Statements and Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for details on the credit facility.

h) Analysis of Unrealized Losses

The following table summarizes the market value of those available for sale investments in an unrealized loss position for periods less than and greater than 12 months:

	September 30, 2012		December 31, 2011
	Gross Fair Value	Unrealized Loss	Gross Fair Value	Unrealized Loss
Less than 12 months
Corporate debt:
Financial institutions	$—	$—	$9,440	$(292)

Total fixed maturity investments, available for sale	$—	$—	$9,440	$(292)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of September 30, 2012 and December 31, 2011, there were nil and three securities, respectively, in an unrealized loss position.

i) Other-than-temporary impairment charges

Following the Company’s review of the securities in the investment portfolio during the three and nine months ended September 30, 2012 and 2011, no securities were considered to be other-than-temporarily impaired.

5. DERIVATIVE INSTRUMENTS

As of September 30, 2012 and December 31, 2011, none of the Company’s derivatives were designated as hedges. The following table summarizes information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	September 30, 2012				December 31, 2011
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives not designated as hedging instruments
Put options (1)	$—	$—	$—	$—	$4,461	$336	$—	$—
Foreign exchange contracts (2)	95,884	2,436	181,612	3,103	91,162	2,030	339,533	8,934
Interest rate futures (2)	428,200	1,561	76,900	2,082	680,650	977	292,000	3,467

Total derivatives	$524,084	$3,997	$258,512	$5,185	$776,273	$3,343	$631,533	$12,401

(1)	Asset and liability derivatives relating to the put options are classified within “equity securities trading, at fair value” on the consolidated balance sheets.

(2)	All other asset and liability derivatives are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized losses on derivatives not designated as hedges recorded in the consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign exchange contracts	$(676)	$(8,075)	$(96)	$(5,474)

Total included in foreign exchange (loss) gain	(676)	(8,075)	(96)	(5,474)

Put options	—	—	(336)	—
Foreign exchange contracts	(2,751)	(5,343)	(641)	(4,620)
Interest rate futures	1,789	(37,942)	785	(54,201)

Total included in net realized investment gains	(962)	(43,285)	(192)	(58,821)

Total realized and unrealized losses on derivatives	$(1,638)	$(51,360)	$(288)	$(64,295)

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

			Fair value measurement using:
September 30, 2012	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities:
U.S. Government and Government agencies	$29,085	$29,085	$29,085	$—	$—

Total available for sale fixed maturity investments	29,085	29,085

Trading securities:
U.S. Government and Government agencies	$1,849,492	$1,849,492	$1,458,504	$390,988	$—
Non-U.S. Government and Government agencies	309,471	309,471	—	309,471	—
States, municipalities and political subdivisions	41,542	41,542	—	41,542	—
Corporate debt	2,237,187	2,237,187	—	2,237,187	—
Mortgage-backed	2,251,957	2,251,957	—	2,082,687	169,270
Asset-backed	436,211	436,211	—	360,444	75,767

Total trading fixed maturity investments	7,125,860	7,125,860

Total fixed maturity investments	7,154,945	7,154,945

Equity securities	490,418	490,418	490,418	—	—
Other invested assets	564,702	564,702	—	—	564,702

Total investments	$8,210,065	$8,210,065	$1,978,007	$5,422,319	$809,739

Derivative assets: (1)
Foreign exchange contracts	$2,436	$2,436	$—	$2,436	$—
Interest rate futures	1,561	1,561	—	1,561	—

Derivative liabilities: (1)
Foreign exchange contracts	$3,103	$3,103	$—	$3,103	$—
Interest rate futures	2,082	2,082	—	2,082	—

Senior notes	$798,147	$914,816	$—	$914,816	$—

(1)	Asset and liability derivatives relating to foreign exchange contracts and interest rate futures are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

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

Senior notes: The fair value of the senior notes is based on reported trades. As of September 30, 2012, the 7.50% Senior Notes and 5.50% Senior Notes (each as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) were traded at 117.1% and 109.7% of their principal amount, providing an effective yield of 2.8% and 4.1%, respectively. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage-backed	Asset-backed
Three Months Ended September 30, 2012
Opening balance	$520,890	$157,959	$117,586
Realized and unrealized gains included in net income	11,871	4,855	988
Purchases	34,800	40,481	7,466
Sales	(2,859)	(48,728)	(7,326)
Transfers into Level 3 from Level 2	—	14,730	12,495
Transfers out of Level 3 into Level 2(1)	—	(27)	(55,442)

Ending balance	$564,702	$169,270	$75,767

Three Months Ended September 30, 2011
Opening balance	$562,267	$216,660	$113,310
Realized and unrealized (losses) gains included in net income	(34,729)	1,876	(1,374)
Purchases	29,553	46,077	328
Sales	(5,017)	(7,021)	(5,708)
Transfers into Level 3 from Level 2	—	18,170	1,351
Transfers out of Level 3 into Level 2(1)	—	(28,299)	(12,300)

Ending balance	$552,074	$247,463	$95,607

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage-backed	Asset-backed
Nine Months Ended September 30, 2012
Opening balance	$540,409	$249,204	$94,745
Realized and unrealized gains included in net income	26,753	10,951	1,643
Purchases	52,578	50,302	32,573
Sales	(55,038)	(124,940)	(57,325)
Transfers into Level 3 from Level 2	—	18,461	15,835
Transfers out of Level 3 into Level 2 (1)	—	(34,708)	(11,704)

Ending balance	$564,702	$169,270	$75,767

Nine Months Ended September 30, 2011
Opening balance	$347,632	$172,558	$48,707
Realized and unrealized (losses) gains included in net income	(22,236)	5,103	(788)
Purchases	274,893	108,681	115,745
Sales	(48,215)	(50,308)	(8,933)
Transfers into Level 3 from Level 2	—	104,255	34,152
Transfers out of Level 3 into Level 2 (1)	—	(92,826)	(93,276)

Ending balance	$552,074	$247,463	$95,607

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	September 30, 2012	December 31, 2011
Outstanding loss reserves	$1,430,923	$1,366,466
Reserves for losses incurred but not reported	4,019,864	3,858,677

Reserve for losses and loss expenses	$5,450,787	$5,225,143

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross liability at beginning of period	$5,377,518	$5,251,304	$5,225,143	$4,879,188
Reinsurance recoverable at beginning of period	(1,073,612)	(1,013,951)	(1,002,919)	(927,588)

Net liability at beginning of period	4,303,906	4,237,353	4,222,224	3,951,600

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	—	—	—	11,529
Current year	315,102	267,070	862,088	895,386
Prior years	(56,154)	(61,524)	(137,558)	(161,104)

Total incurred	258,948	205,546	724,530	745,811

Net paid losses related to:
Current year	16,323	43,723	36,163	65,002
Prior years	179,666	150,767	542,077	394,363

Total paid	195,989	194,490	578,240	459,365

Foreign exchange revaluation	6,400	(12,499)	4,751	(2,136)

Net liability at end of period	4,373,265	4,235,910	4,373,265	4,235,910
Reinsurance recoverable at end of period	1,077,522	1,009,643	1,077,522	1,009,643

Gross liability at end of period	$5,450,787	$5,245,553	$5,450,787	$5,245,553

For the three months ended September 30, 2012, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized by each segment in the 2006 through 2008 loss years across most lines of business.

For the nine months ended September 30, 2012, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized by each segment in the 2004 through 2008 loss years. The Company had net unfavorable reserve development in its U.S. insurance segment in the 2010 and 2011 loss years, primarily due to higher than expected losses on a terminated program, and in its international insurance segment in the 2011 loss year, primarily due to an individual full-limit general casualty claim.

During the nine months ended September 30, 2011, the Company commuted certain variable-rated reinsurance contracts that have swing-rated provisions, reducing ceded losses by $11,529 in accordance with the terms of the contracts, resulting in a net gain of $865.

For the three months ended September 30, 2011, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected. The majority of the net favorable reserve development was recognized in each segment in the 2004 through 2007 loss years related to the general casualty and professional liability insurance and reinsurance lines of business and the healthcare insurance line of business.

For the nine months ended September 30, 2011, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than the initial expected. The majority of the net favorable reserve development was recognized in the international insurance and reinsurance segments in the 2004 through 2007 loss years related to the general casualty and professional liability insurance and reinsurance lines of business and the healthcare insurance line of business.

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

9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	September 30, 2012	December 31, 2011
Common shares issued and fully paid, 2012: CHF 12.98 per share; 2011: CHF 14.03 per share	37,083,742	40,003,642

Share capital at end of period	$477,246	$557,153

Nine Months Ended September 30, 2012
Shares issued at beginning of period	40,003,642
Shares cancelled	(2,919,900)

Total shares issued at end of period	37,083,742

Treasury shares issued at beginning of period	2,261,511
Shares repurchased	2,942,085
Shares issued out of treasury	(602,512)
Shares cancelled	(2,919,900)

Total treasury shares at end of period	1,681,184

Total shares outstanding at end of period	35,402,558

As of September 30, 2012, there were issued and outstanding 35,402,558 voting common shares and nil non-voting common shares.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Effective July 30, 2012, the Company cancelled 2,326,900 voting shares and 173,100 non-voting shares held in treasury, upon completing a required filing with the Swiss Commercial Register in Zug. During the three months ended September 30, 2012, a further 419,900 voting shares repurchased and designated for cancellation were constructively retired and cancelled.

As of September 30, 2012, Allied World Switzerland’s articles of association authorized its board of directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 97,359 or 7,500,728 voting shares, and create conditional capital of 5,200,000 voting shares.

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

The Company paid the following dividends during the nine months ended September 30, 2012:

Dividend Paid	Partial Par Value Reduction Per Share		Dividend Per Share	Total Amount Paid
September 25, 2012(1)	CHF	0.35	$0.375	$13,324
August 6, 2012(1)	CHF	0.36	$0.375	$13,394
April 6, 2012(2)	CHF	0.34	$0.375	$13,795
January 6, 2012(2)	CHF	0.35	$0.375	$14,302

(1)	On May 3, 2012, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount is expected to be paid to shareholders in four installments of $0.375 per share, with the third installment expected to be paid in December 2012 and the final installment expected to be paid in March 2013.

(2)	On May 5, 2011, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount was paid to shareholders in quarterly installments of $0.375 per share, with the last of such quarterly dividend payments being made on April 6, 2012.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common shares repurchased	605,898	—	2,942,085	969,163
Total cost of shares repurchased	$47,590	$—	$207,048	$60,000
Average price per share	$78.54	$—	$70.37	$61.91

10. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Net income (loss)	$219,647	$(10,972)	$534,154	$91,448
Weighted average common shares outstanding	35,652,768	38,110,368	36,379,514	38,078,116

Basic earnings (loss) per share	$6.16	$(0.29)	$14.68	$2.40

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Diluted earnings (loss) per share:
Net income (loss)	$219,647	$(10,972)	$534,154	$91,448
Weighted average common shares outstanding	35,652,768	38,110,368	36,379,514	38,078,116
Share equivalents:
Warrants and options	461,373	—	429,393	413,228
RSUs and long-term incentive plan (“LTIP”) awards	501,633	—	583,226	1,267,221
Employee stock purchase plan	960	—	960	1,215

Weighted average common shares and common share equivalents outstanding — diluted	36,616,734	38,110,368	37,393,093	39,759,780

Diluted earnings (loss) per share	$6.00	$(0.29)	$14.28	$2.30

For the three months ended September 30, 2012 a weighted average of 221,008 employee stock options and restricted stock units (“RSUs”) were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share. For the three months ended September 30, 2011, 2,565,428 dilutive securities in the form of employee stock options, RSUs and LTIP awards were considered anti-dilutive as there was a net loss and were therefore excluded from the calculation of the diluted earnings per share.

For the nine months ended September 30, 2012 and 2011, a weighted average of 338,395 and 743,277 employee stock options and RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

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

On June 7, 2012, upon entering into the Amended Secured Credit Facility, Allied World Bermuda terminated its $400,000 unsecured credit facility.

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

The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts from the Bermuda office and non-North American domiciled accounts from the European, Singapore and Hong Kong Offices. The reinsurance segment includes the Company’s reinsurance operations in the U.S., Bermuda, Europe and Asia. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Three Months Ended September 30, 2012	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$263,129	$121,315	$119,976	$504,420
Net premiums written	200,779	71,199	119,559	391,537
Net premiums earned	173,948	85,329	181,740	441,017
Net losses and loss expenses	(109,111)	(15,099)	(134,738)	(258,948)
Acquisition costs	(22,696)	266	(28,656)	(51,086)
General and administrative expenses	(37,388)	(22,920)	(18,264)	(78,572)

Underwriting income	4,753	47,576	82	52,411
Net investment income				39,121
Net realized investment gains				149,813
Amortization of intangible assets				(633)
Interest expense				(13,822)
Foreign exchange loss				(1,023)

Income before income taxes				$225,867

Loss and loss expense ratio	62.7%	17.7%	74.1%	58.7%
Acquisition cost ratio	13.0%	(0.3%)	15.8%	11.6%
General and administrative expense ratio	21.5%	26.9%	10.0%	17.8%

Combined ratio	97.2%	44.3%	99.9%	88.1%

Three Months Ended September 30, 2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$201,522	$109,612	$131,564	$442,698
Net premiums written	157,310	61,386	131,564	350,260
Net premiums earned	150,474	80,175	140,691	371,340
Net losses and loss expenses	(85,720)	(43,666)	(76,160)	(205,546)
Acquisition costs	(19,549)	343	(20,474)	(39,680)
General and administrative expenses	(28,945)	(21,558)	(15,504)	(66,007)

Underwriting income	16,260	15,294	28,553	60,107
Net investment income				47,883
Net realized investment losses				(130,809)
Other income — termination fee				35,000
Amortization of intangible assets				(767)
Interest expense				(13,748)
Foreign exchange loss				(2,966)

Loss before income taxes				$(5,300)

Loss and loss expense ratio	57.0%	54.5%	54.1%	55.4%
Acquisition cost ratio	13.0%	(0.4%)	14.6%	10.7%
General and administrative expense ratio	19.2%	26.9%	11.0%	17.8%

Combined ratio	89.2%	81.0%	79.7%	83.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2012	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$733,314	$418,498	$680,407	$1,832,219
Net premiums written	551,286	255,150	668,764	1,475,200
Net premiums earned	490,091	247,805	534,758	1,272,654
Net losses and loss expenses	(309,889)	(75,432)	(339,209)	(724,530)
Acquisition costs	(63,918)	1,376	(87,270)	(149,812)
General and administrative expenses	(103,162)	(66,969)	(52,786)	(222,917)

Underwriting income	13,122	106,780	55,493	175,395
Net investment income				128,781
Net realized investment gains				292,057
Amortization of intangible assets				(1,900)
Interest expense				(41,579)
Foreign exchange gain				77

Income before income taxes				$552,831

Loss and loss expense ratio	63.2%	30.4%	63.4%	56.9%
Acquisition cost ratio	13.0%	(0.6%)	16.3%	11.8%
General and administrative expense ratio	21.0%	27.0%	9.9%	17.5%

Combined ratio	97.2%	56.8%	89.6%	86.2%

Nine Months Ended September 30, 2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$611,562	$399,530	$511,892	$1,522,984
Net premiums written	470,099	245,281	511,554	1,226,934
Net premiums earned	431,812	236,421	393,290	1,061,523
Net losses and loss expenses	(294,146)	(186,932)	(264,733)	(745,811)
Acquisition costs	(56,527)	2,946	(67,152)	(120,733)
General and administrative expenses	(90,997)	(62,939)	(47,228)	(201,164)

Underwriting (loss) income	(9,858)	(10,504)	14,177	(6,185)
Net investment income				150,459
Net realized investment losses				(21,555)
Other income — termination fee				35,000
Amortization of intangible assets				(2,300)
Interest expense				(41,235)
Foreign exchange loss				(3,708)

Income before income taxes				$110,476

Loss and loss expense ratio	68.1%	79.1%	67.3%	70.3%
Acquisition cost ratio	13.1%	(1.2%)	17.1%	11.4%
General and administrative expense ratio	21.1%	26.6%	12.0%	19.0%

Combined ratio	102.3%	104.5%	96.4%	100.7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$312,807	$245,688	$1,051,355	$821,512
Bermuda	108,955	113,671	484,313	461,989
Europe	46,836	47,569	182,220	169,857
Singapore	31,902	33,252	101,213	58,819
Hong Kong	3,920	2,518	13,118	10,807

Total gross premiums written	$504,420	$442,698	$1,832,219	$1,522,984

13. COMMITMENTS AND CONTINGENCIES

In April 2006, a complaint entitled New Cingular Wireless Headquarters, LLC et al. v. Marsh & McLennan Companies, Inc., et al. was filed against numerous brokers and 78 insurers including Allied World Assurance Company, Ltd. Plaintiffs allege that the broker defendants used a variety of illegal schemes and anti-competitive practices that resulted in the plaintiffs either paying more for insurance products or receiving less beneficial terms than the competitive market would have produced. Plaintiffs seek equitable and legal remedies, including injunctive relief, consequential and punitive damages, treble damages and attorneys’ fees. Due to various pending procedural matters, the litigation has not progressed beyond the discovery phase. While it is not possible to predict the outcome of the litigation, the Company does not believe that the outcome will have a material effect on its operations, financial position or cash flow.

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2012, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

14. OTHER INCOME

On September 15, 2011, the Company reached a mutual agreement with Transatlantic Holdings, Inc. to terminate the previously announced merger agreement. Under the terms of the termination agreement, the Company received an initial termination fee of $35,000, which has been included within “Other income” on the consolidated income statements for the three and nine months ended September 30, 2011. Further to the terms of the termination agreement, the Company received an additional $66,744 in the fourth quarter of 2011.

15. SUBSEQUENT EVENTS

On October 9, 2012, the Company announced plans to expand its asset management business through a strategic partnership between MatlinPatterson Asset Management L.P. (“MatlinPatterson”) and Allied World Financial Services, Ltd (a subsidiary of the Company that was formed in the third quarter 2012 to expand our asset management expertise, invest in strategic business opportunities and diversify the Company’s earnings stream with business relationships that complement the Company’s core property and casualty business). Under the terms of the transaction, the Company will become a minority owner of MatlinPatterson and will provide growth capital for the continued expansion of their asset management platform. Additionally, MatlinPatterson will manage $500 million of the Company’s investment portfolio, over time, in existing and future liquid credit strategies.

In late October, Hurricane Sandy impacted the Mid-Atlantic and Northeast coasts of the United States, ultimately making landfall in New Jersey, with tropical storm force or greater winds. In addition, Hurricane Sandy generated significant storm surge, which contributed to widespread power outages, significant disruptions to travel and devastating flooding throughout a number of states, including New York and New Jersey. The Company is currently assessing its potential claims related to this event, but information as of this filing is not sufficient to arrive at a reasonable estimate.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

16. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of September 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,210,065	$—	$8,210,065
Cash and cash equivalents	24,450	9,573	605,494	—	639,517
Insurance balances receivable	—	—	754,978	—	754,978
Reinsurance recoverable	—	—	1,077,522	—	1,077,522
Net deferred acquisition costs	—	—	127,527	—	127,527
Goodwill and intangible assets	—	—	320,374	—	320,374
Balances receivable on sale of investments	—	—	756,570	—	756,570
Investments in subsidiaries	3,427,446	4,716,399	—	(8,143,845)	—
Due (to) from subsidiaries	(4,536)	(6,869)	11,405	—	—
Other assets	1,813	6,450	417,173	—	425,436

Total assets	$3,449,173	$4,725,553	$12,281,108	$(8,143,845)	$12,311,989

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,450,787	$—	$5,450,787
Unearned premiums	—	—	1,316,399	—	1,316,399
Reinsurance balances payable	—	—	120,432	—	120,432
Balances due on purchases of investments	—	—	1,075,069	—	1,075,069
Senior notes	—	798,147	—	—	798,147
Other liabilities	13,387	12,493	89,489	—	115,369

Total liabilities	13,387	810,640	8,052,176	—	8,876,203

Total shareholders’ equity	3,435,786	3,914,913	4,228,932	(8,143,845)	3,435,786

Total liabilities and shareholders’ equity	$3,449,173	$4,725,553	$12,281,108	$(8,143,845)	$12,311,989

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,406,594	$—	$7,406,594
Cash and cash equivalents	112,672	8,886	512,438	—	633,996
Insurance balances receivable	—	—	652,158	—	652,158
Reinsurance recoverable	—	—	1,002,919	—	1,002,919
Net deferred acquisition costs	—	—	100,334	—	100,334
Goodwill and intangible assets	—	—	322,274	—	322,274
Balances receivable on sale of investments	—	—	580,443	—	580,443
Investments in subsidiaries	3,064,066	3,964,585	—	(7,028,651)	—
Due (to) from subsidiaries	(4,853)	(6,769)	11,622	—	—
Other assets	1,504	6,367	415,569	—	423,440

Total assets	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,225,143	$—	$5,225,143
Unearned premiums	—	—	1,078,412	—	1,078,412
Reinsurance balances payable	—	—	124,539	—	124,539
Balances due on purchases of investments	—	—	616,728	—	616,728
Senior notes	—	797,949	—	—	797,949
Other liabilities	24,367	17,688	88,310	—	130,365

Total liabilities	24,367	815,637	7,133,132	—	7,973,136

Total shareholders’ equity	3,149,022	3,157,432	3,871,219	(7,028,651)	3,149,022

Total liabilities and shareholders’ equity	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Income Statement:

Three Months Ended September 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$441,017	$—	$441,017
Net investment income	7	6	39,108	—	39,121
Net realized investment losses	—	—	149,813	—	149,813
Net losses and loss expenses	—	—	(258,948)	—	(258,948)
Acquisition costs	—	—	(51,086)	—	(51,086)
General and administrative expenses	(6,013)	(235)	(72,324)	—	(78,572)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,822)	—	—	(13,822)
Foreign exchange gain (loss)	(206)	(83)	(734)	—	(1,023)
Income tax (expense) benefit	—	—	(6,220)	—	(6,220)
Equity in earnings of consolidated subsidiaries	225,859	231,471	—	(457,330)	—

NET INCOME (LOSS)	$219,647	$217,337	$239,993	$(457,330)	$219,647

Unrealized losses on investments arising during the period net of applicable deferred income tax expense of $96	—	—	(29)	—	(29)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	—	—	—

Other comprehensive loss	—	—	(29)	—	(29)

COMPREHENSIVE INCOME (LOSS)	$219,647	$217,337	$239,964	$(457,330)	$219,618

Three Months Ended September 30, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$371,340	$—	$371,340
Net investment income	7	3	47,873	—	47,883
Net realized investment gains	—	—	(130,809)	—	(130,809)
Other income — termination fee	35,000	—	—	—	35,000
Net losses and loss expenses	—	—	(205,546)	—	(205,546)
Acquisition costs	—	—	(39,680)	—	(39,680)
General and administrative expenses	(2,110)	(913)	(62,984)	—	(66,007)
Amortization of intangible assets	—	—	(767)	—	(767)
Interest expense	—	(13,748)	—	—	(13,748)
Foreign exchange gain (loss)	10	(907)	(2,069)	—	(2,966)
Income tax (expense) benefit	(2,730)	—	(2,942)	—	(5,672)
Equity in earnings of consolidated subsidiaries	(41,148)	—	—	—	—

NET INCOME (LOSS)	$(10,971)	$(15,565)	$(25,584)	$—	$(10,972)

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $1,461	—	—	20	—	20
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(5,319)	—	(5,319)

Other comprehensive loss	—	—	(5,299)	—	(5,299)

COMPREHENSIVE INCOME (LOSS)	$(10,971)	$(15,565)	$(30,883)	$—	$(16,271)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,272,654	$—	$1,272,654
Net investment income	21	17	128,743	—	128,781
Net realized investment losses	—	—	292,057	—	292,057
Net losses and loss expenses	—	—	(724,530)	—	(724,530)
Acquisition costs	—	—	(149,812)	—	(149,812)
General and administrative expenses	(14,247)	(2,689)	(205,981)	—	(222,917)
Amortization of intangible assets	—	—	(1,900)	—	(1,900)
Interest expense	—	(41,579)	—	—	(41,579)
Foreign exchange loss (gain)	343	(150)	(116)	—	77
Income tax (expense) benefit	71	—	(18,748)	—	(18,677)
Equity in earnings of consolidated subsidiaries	547,966	580,880	—	(1,128,846)	—

NET INCOME (LOSS)	$534,154	$536,479	$592,367	$(1,128,846)	$534,154

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $81	—	—	150	—	150
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(13,249)	—	(13,249)

Other comprehensive loss	—	—	(13,099)	—	(13,099)

COMPREHENSIVE INCOME (LOSS)	$534,154	$536,479	$579,268	$(1,128,846)	$521,055

Nine Months Ended September 30, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,061,523	$—	$1,061,523
Net investment income	51	25	150,383	—	150,459
Net realized investment gains	—	—	(21,555)	—	(21,555)
Other income — termination fee	35,000	—	—	—	35,000
Net losses and loss expenses	—	—	(745,811)	—	(745,811)
Acquisition costs	—	—	(120,733)	—	(120,733)
General and administrative expenses	(7,919)	(5,141)	(188,104)	—	(201,164)
Amortization of intangible assets	—	—	(2,300)	—	(2,300)
Interest expense	—	(41,235)	—	—	(41,235)
Foreign exchange gain (loss)	11	(1,131)	(2,588)	—	(3,708)
Income tax (expense) benefit	(2,730)	—	(16,298)	—	(19,028)
Equity in earnings of consolidated subsidiaries	67,035	114,243	—	(181,278)	—

NET INCOME (LOSS)	$91,448	$66,761	$114,517	$(181,278)	$91,448

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $3,051	—	—	5,656	—	5,656
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(44,995)	—	(44,995)

Other comprehensive loss	—	—	(39,339)	—	(39,339)

COMPREHENSIVE INCOME (LOSS)	$91,448	$66,761	$75,178	$(181,278)	$52,109

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Cash Flows:

Nine Months Ended September 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$162,141	$687	$336,824	$—	$499,652

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(6,328,719)	—	(6,328,719)
Purchases of other invested assets	—	—	(52,578)	—	(52,578)
Sales of available for sale securities	—	—	215,318	—	215,318
Sales of trading securities	—	—	5,778,138	—	5,778,138
Sales of other invested assets	—	—	110,429	—	110,429
Other	—	—	33,644	—	33,644

Net cash provided by (used in) investing activities	—	—	(243,768)	—	(243,768)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(54,721)	—	—	—	(54,721)
Proceeds from the exercise of stock options	9,104	—	—	—	9,104
Share repurchases	(204,746)	—	—	—	(204,746)

Net cash provided by (used in) financing activities	(250,363)	—	—	—	(250,363)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,222)	687	93,056	—	5,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,672	8,886	512,438	—	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,450	$9,573	$605,494	$—	$639,517

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$34,318	$(52,678)	$510,550	$—	$492,190

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	(727)	—	(727)
Purchases of trading securities	—	—	(5,555,249)	—	(5,555,249)
Purchases of other invested assets	—	—	(265,720)	—	(265,720)
Sales of available for sale securities	—	—	627,392	—	627,392
Sales of trading securities	—	—	4,841,580	—	4,841,580
Sales of other invested assets	—	—	40,129	—	40,129
Other	(4,496)	—	59,824	—	55,328

Net cash provided by (used in) investing activities	(4,496)	—	(252,771)	—	(257,267)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(14,295)	—	—	—	(14,295)
Proceeds from the exercise of stock options	5,317	—	—	—	5,317
Share repurchases	(60,000)	—	—	—	(60,000)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Other	(391)	(820)	1,211	—	—

Net cash provided by (used in) financing activities	(69,369)	(54,440)	1,211	—	(122,598)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,547)	(107,118)	258,990	—	112,325
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,941	$18,545	$751,834	$—	$869,320

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of September 30, 2012, we had approximately $12.3 billion of total assets, $3.4 billion of total shareholders’ equity and $4.2 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended September 30, 2012, we continued to experience rate increases on property lines that had experienced significant loss activity in the prior year. We also continued to see rate improvement during the quarter on some of our casualty lines of business in certain jurisdictions. We believe that there are opportunities where certain products have attractive premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $61.7 million, or 13.9%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Our net income was $219.6 million for the three months ended September 30, 2012 compared to a net loss of $11.0 million for the three months ended September 30, 2011, representing a $230.6 million increase. The increase was due to net realized investment gains that increased by $280.6 million for the three months ended September 30, 2012 compared to the same period in 2011. This was partially offset by the non-recurring $35.0 million termination fee recognized in the three months ended September 30, 2011 that related to our previously announced Transatlantic Holdings, Inc. (“Transatlantic”) merger agreement. In addition, we recognized $40.0 million of crop reinsurance losses in the three months ended September 30, 2012.

Our consolidated gross premiums written increased by $309.2 million, or 20.3%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Our net income increased by $442.7 million to $534.2 million compared to the nine months ended September 30, 2011. The increase was due to net realized investment gains that increased by $313.6 million for the nine months ended September 30, 2012 compared to the same period in 2011, combined with lower net losses and loss expenses. The nine months ended September 30, 2011 included $233.1 million of property catastrophe losses for the Asia-Pacific catastrophes, Midwestern U.S. storms and Hurricane Irene. This was partially offset by the non-recurring $35.0 million termination fee recognized in the nine months ended September 30, 2011 that related to the previously announced Transatlantic merger agreement. In addition, we recognized $40.0 million of crop reinsurance losses in the nine months ended September 30, 2012.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions except share, per share and percentage data)
Gross premiums written	$504.4	$442.7	$1,832.2	$1,523.0
Net income (loss)	219.6	(11.0)	534.2	91.5
Operating income	79.2	86.2	258.0	89.0
Basic earnings per share:
Net income (loss)	$6.16	$(0.29)	$14.68	$2.40
Operating income	$2.22	$2.26	$7.09	$2.34
Diluted earnings per share:
Net income (loss)	$6.00	$(0.29)	$14.28	$2.30
Operating income	$2.16	$2.19	$6.90	$2.24
Weighted average common shares outstanding:
Basic	35,652,768	38,110,368	36,379,514	38,078,116
Diluted	36,616,734	38,110,368	37,393,093	39,759,780
Basic book value per common share	$97.05	$78.73	$97.05	$78.73
Diluted book value per common share	$93.82	$75.82	$93.82	$75.82
Annualized return on average equity (ROAE), net income (loss)	26.2%	(1.5%)	21.7%	4.1%
Annualized ROAE, operating income	9.4%	11.5%	10.5%	4.0%

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

Operating income & operating income per share

Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss, impairment of intangible assets and other non-recurring items. We exclude net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss and any other non-recurring items from our calculation of operating income because these amounts are heavily influenced by and fluctuate in part according to the availability of market opportunities and other factors. We have excluded from our operating income the $35.0 million termination fee we received from Transatlantic as this is a non-recurring item. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions, except share, per share and percentage data)
Net income (loss)	$219.6	$(11.0)	$534.2	$91.5
Add after tax effect of:
Net realized investment (gains) losses	(141.4)	126.5	(276.1)	26.1
Other income — termination fee	—	(32.3)	—	(32.3)
Foreign exchange loss (gain)	1.0	3.0	(0.1)	3.7

Operating income	$79.2	$86.2	$258.0	$89.0

Basic per share data:
Net income (loss)	$6.16	$(0.29)	$14.68	$2.40
Add after tax effect of:
Net realized investment (gains) losses	(3.97)	3.32	(7.59)	0.69
Other income — termination fee	—	(0.85)	—	(0.85)
Foreign exchange gain	0.03	0.08	—	0.10

Operating income	$2.22	$2.26	$7.09	$2.34

Diluted per share data:
Net income (loss)	$6.00	$(0.29)	$14.28	$2.30
Add after tax effect of:
Net realized investment (gains) losses	(3.86)	3.21	(7.38)	0.66
Other income — termination fee	—	(0.82)	—	(0.81)
Foreign exchange gain	0.02	0.09	—	0.09

Operating income	$2.16	$2.19	$6.90	$2.24

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of September 30,
	2012	2011
	($ in millions, except share and per share data)
Price per share at period end	$77.25	$53.71
Total shareholders’ equity	$3,435.8	$3,003.1
Basic common shares outstanding	35,402,558	38,145,557
Add:
Unvested restricted share units	179,986	256,672
Performance based equity awards	508,130	898,014
Employee share purchase plan	5,925	1,215
Dilutive options/warrants outstanding	1,306,837	1,107,305
Weighted average exercise price per share	$46.14	$38.80
Deduct:
Options bought back via treasury method	(780,502)	(799,914)

Common shares and common share equivalents outstanding	36,622,934	39,608,849
Basic book value per common share	$97.05	$78.73
Diluted book value per common share	$93.82	$75.82

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions except percentage data)
Opening shareholders’ equity	$3,283.9	$3,044.4	$3,149.0	$3,075.8
Deduct: accumulated other comprehensive income	(1.4)	(23.1)	(14.5)	(57.1)

Adjusted opening shareholders’ equity	$3,282.5	$3,021.3	$3,134.5	$3,018.7

Closing shareholders’ equity	$3,435.8	$3,003.1	$3,435.8	$3,003.1
Deduct: accumulated other comprehensive income	(1.4)	(17.8)	(1.4)	(17.8)

Adjusted closing shareholders’ equity	$3,434.4	$2,985.3	$3,434.4	$2,985.3

Average shareholders’ equity	$3,358.4	$3,003.3	$3,284.5	$3,002.0

Net income (loss) available to shareholders	$219.6	$(11.0)	$534.2	$91.4
Annualized return on average shareholders’ equity — net income (loss) available to shareholders	26.2%	(1.5%)	21.7%	4.1%

Operating income available to shareholders	$79.2	$86.2	$258.0	$89.0
Annualized return on average shareholders’ equity — operating income available to shareholders	9.4%	11.5%	10.5%	4.0%

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Revenues
Gross premiums written	$504.4	$442.7	$1,832.2	$1,523.0

Net premiums written	$391.5	$350.3	$1,475.2	$1,226.9

Net premiums earned	$441.0	$371.3	$1,272.7	$1,061.5
Net investment income	39.1	47.9	128.8	150.5
Net realized investments gains (losses)	149.8	(130.8)	292.0	(21.6)
Other income — termination fee	—	35.0	—	35.0

	$629.9	$323.4	$1,693.5	$1,225.4

Expenses
Net losses and loss expenses	$258.9	$205.5	$724.5	$745.8
Acquisition costs	51.1	39.7	149.8	120.7
General and administrative expenses	78.6	66.0	223.0	201.2
Amortization of intangible assets	0.6	0.8	1.9	2.3
Interest expense	13.8	13.7	41.6	41.2
Foreign exchange loss (gain)	1.0	3.0	(0.1)	3.7

	$404.0	$328.7	$1,140.7	$1,114.9

Income (loss) before income taxes	225.9	(5.3)	552.8	110.5
Income tax expense	6.3	5.7	18.6	19.0

Net income (loss)	$219.6	$(11.0)	$534.2	$91.5

Ratios
Loss and loss expense ratio	58.7%	55.4%	56.9%	70.3%
Acquisition cost ratio	11.6%	10.7%	11.8%	11.4%
General and administrative expense ratio	17.8%	17.8%	17.5%	19.0%

Expense ratio	29.4%	28.5%	29.3%	30.4%

Combined ratio	88.1%	83.9%	86.2%	100.7%

Comparison of Three Months Ended September 30, 2012 and 2011

Premiums

Gross premiums written increased by $61.7 million, or 13.9%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The overall increase in gross premiums written was primarily the result of the following:

•

Gross premiums written in our U.S. insurance segment increased by $61.6 million, or 30.6%. The increase in gross premiums written was primarily due to increased new business and premium rate increases in most lines of business. Growth from new products introduced in 2012, such as mergers and acquisitions and primary construction, and new programs also contributed to the increase for the quarter. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

Gross premiums written in our international insurance segment increased by $11.7 million, or 10.7%. We saw continued growth from new products, specifically trade credit which grew $7.6 million, and general casualty, which grew by $7.2 million with strong new business writings. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•

Gross premiums written in our reinsurance segment decreased by $11.6 million, or 8.8%. The decrease in gross premiums written was primarily due to changes in the timing of renewals and downward premium estimates on our crop reinsurance business. This was combined with the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
		($ in millions)
United States	$312.9	$245.7	$67.2	27.4%
Bermuda	108.9	113.7	(4.8)	(4.2%)
Europe	46.8	47.6	(0.8)	(1.7%)
Singapore	31.9	33.2	(1.3)	(3.9%)
Hong Kong	3.9	2.5	1.4	56.0%

	$504.4	$442.7	$61.7	13.9%

Net premiums written increased by $41.2 million, or 11.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 22.4% of gross premiums written for the three months ended September 30, 2012 compared to 20.9% for the same period in 2011. The increase was due to the change in our mix of business with a lower proportion of our premiums from our reinsurance segment, where we retain substantially all premiums written.

Net premiums earned increased by $69.7 million, or 18.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of higher net premiums written in 2012 and 2011.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
U.S. insurance	52.2%	45.5%	39.5%	40.5%
International insurance	24.0%	24.8%	19.3%	21.6%
Reinsurance	23.8%	29.7%	41.2%	37.9%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $8.8 million, or 18.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to other invested assets that contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the three months ended September 30, 2012 and 2011 was 1.9% and 2.4%, respectively.

As of September 30, 2012, we held 21.1% of our total investments and cash equivalents in U.S. government or government agency securities, compared to 13.1% as of September 30, 2011. Our average duration decreased to 1.9 years as of September 30, 2012 compared to 2.1 years as of September 30, 2011.

Investment management expenses of $3.7 million and $3.6 million were incurred during the three months ended September 30, 2012 and 2011, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes. Investment expenses have decreased to $3.7 million from

$4.4 million in the first quarter of 2012 as we have renegotiated investment management agreements with our investment advisors, or changed advisors, to manage our expenses.

As of September 30, 2012, approximately 90.4% of our fixed income investments consisted of investment grade securities. As of September 30, 2012 and December 31, 2011, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended September 30,
	2012	2011
	($ in millions)
Gross realized gains on sale of invested assets	$27.2	$44.7
Gross realized losses on sale of invested assets	(6.7)	(10.6)

Net realized gains on sale of invested assets	20.5	34.1

Net realized and unrealized losses on derivatives	(1.0)	(43.3)

Mark-to-market changes:
Debt securities, trading	99.8	(46.1)
Other invested assets and equity securities	30.4	(75.5)

Total mark-to-market changes	130.2	(121.6)

Net realized investment gains (losses)	$149.7	$(130.8)

During the three months ended September 30, 2012 and 2011, we did not recognize any net impairment charges. The total return of our investment portfolio was 2.2% and (1.1)% for the three months ended September 30, 2012 and 2011, respectively.

The investment portfolio return for the three months ended September 30, 2012 benefited from the favorable financial, economic and business environment during the quarter and the absence of significant market events. Equity markets performed well, with the S&P 500 up over 5% during the quarter. Fixed income securities also benefited from the benign quarter combined with the U.S. Federal Reserve’s announcement of a third round of quantitative easing, resulting in spreads tightening during the quarter.

The investment portfolio return for the three months ended September 30, 2011 was negatively impacted by the credit downgrade of the U.S. Treasury and related securities in early August 2011 and the economic and political turmoil surrounding European sovereign and bank credit risk. The combination of these and other events caused investors to seek safe havens in specific sovereign risks, such as the U.S., Switzerland, Germany and Japan, while selling riskier asset classes, such as equities, corporate bonds and mortgage bonds, and driving down prices.

Other Income

The other income of $35.0 million for the three months ended September 30, 2011 represented a termination fee from our previously announced merger agreement with Transatlantic. There was no other income for the three months ended September 30, 2012.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $53.4 million, or 26.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The loss and loss expense ratio increased by 3.3 percentage points for the same period. The increase in net loss and loss expenses was due to growth in net premiums earned and lower net favorable prior year reserve development. In addition, for the three months ended September 30, 2012, we recorded approximately $40.0 million of crop reinsurance-related losses and loss expenses related to drought conditions across much of the United States. This amount is in addition to our anticipated losses and loss expenses prior to the onset of the drought. This was partially offset by significantly lower catastrophe losses for the three months ended September 30, 2012 compared to the same period in 2011 when we recognized estimated losses from Hurricane Irene, Asia-Pacific catastrophes and Midwestern U.S. storms of $33.5 million.

Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 70.3% and 61.8% for the three months ended September 30, 2012 and 2011, respectively. The increase was due to the $40.0 million in crop reinsurance losses for the three months ended September 30, 2012 that increased the loss and loss expense ratio by 9.1 percentage points.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE(1)	Amount	% of NPE(1)	Change	Points
			($ in millions)
Non-catastrophe	$310.1	70.3%	$233.6	61.8%	$76.5	8.5	Pts
Property catastrophe	5.0	1.1	33.5	7.6	(28.5)	(6.5)

Current period	315.1	71.4	267.1	69.4	48.0	2.0
Prior period	(56.2)	(12.7)	(61.6)	(14.0)	5.4	1.3

Net losses and loss expenses	$258.9	58.7%	$205.5	55.4%	$53.4	3.3	Pts

(1)	“NPE” means net premiums earned.

We recorded net favorable reserve development related to prior years of $56.2 million during the three months ended September 30, 2012 compared to net favorable reserve development of $61.6 million for the three months ended September 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.5)	$0.6	$—	$(1.7)	$(7.1)	$(6.0)	$(2.7)	$1.7	$4.4	$3.1	$(8.2)
International insurance	—	(1.0)	(2.7)	9.9	(15.5)	(12.7)	(8.9)	(1.9)	(0.8)	(5.4)	(39.0)
Reinsurance	(0.3)	(0.7)	(0.2)	2.8	(1.7)	(6.7)	(2.4)	(0.8)	7.5	(6.5)	(9.0)

	$(0.8)	$(1.1)	$(2.9)	$11.0	$(24.3)	$(25.4)	$(14.0)	$(1.0)	$11.1	$(8.8)	$(56.2)

The unfavorable reserve development in our U.S. insurance segment for loss years 2009 to 2011 was primarily due to adverse development on a program that commenced writing in 2008 and was terminated during 2011. The unfavorable reserve development in our international insurance segment for the 2005 loss year was primarily due to two product liability claims within our general casualty line of business. The unfavorable reserve development in our reinsurance segment for the 2010 loss year was primarily due to adverse emergence on certain classes of U.S. casualty business.

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

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended September 30,		Dollar
	2012	2011	Change
	($ in millions)
Net losses paid	$195.8	$194.5	$1.3
Net change in reported case reserves	4.9	(10.4)	15.3
Net change in IBNR	58.2	21.4	36.8

Net losses and loss expenses	$258.9	$205.5	$53.4

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, July 1	$4,303.9	$4,237.4
Incurred related to:
Current period non-catastrophe	310.1	233.6
Current period property catastrophe	5.0	33.5
Prior period	(56.2)	(61.6)

Total incurred	258.9	205.5

Paid related to:
Current period non-catastrophe	16.3	18.1
Current period property catastrophe	—	25.6
Prior period	179.5	150.8

Total paid	195.8	194.5
Foreign exchange revaluation	6.3	(12.5)

Net reserve for losses and loss expenses, September 30	4,373.3	4,235.9
Losses and loss expenses recoverable	1,077.5	1,009.6

Reserve for losses and loss expenses, September 30	$5,450.8	$5,245.5

Acquisition Costs

Acquisition costs increased by $11.4 million, or 28.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in acquisition costs was primarily due to the increase in net premiums earned. Acquisition costs as a percentage of net premiums earned were 11.6% for the three months ended September 30, 2012 compared to 10.7% for the same period in 2011. In 2011 we recognized a reduction in profit commission of $2.4 million on our reinsurance business due to declining profitability resulting from loss activity. This decreased the acquisition cost ratio by 0.6 percentage points in 2011.

General and Administrative Expenses

General and administrative expenses increased by $12.6 million, or 19.1%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 13% to support our continued growth, combined with an increase in performance-based incentive compensation expense during the quarter as profitability exceeded target levels. During the same period in 2011, we recorded a reduction in expenses due to lower performance-based incentive compensation as profitability was below target and for reimbursement of our merger-related expenses by Transatlantic.

Our general and administrative expense ratio was 17.8% for the three months ended September 30, 2012 and 2011.

The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. Our expense ratio was 29.4% for the three months ended September 30, 2012 compared to 28.5% for the three months ended September 30, 2011. The increase was due to the 0.9 percentage point increase in the acquisition cost ratio, as discussed above.

Amortization of Intangible Assets

The amortization of intangible assets decreased by $0.2 million, or 25.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease is due to certain intangible assets that were fully amortized during 2011.

Interest Expense

Interest expense increased by $0.1 million, or 0.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net Income

Net income for the three months ended September 30, 2012 was $219.6 million compared to a net loss of $11.0 million for the three months ended September 30, 2011. The $230.6 million increase was primarily the result of realized investment gains of $149.8 million for the three months ended September 30, 2012 compared to realized investment losses of $130.8 million for the same period in 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

Premiums

Gross premiums written increased by $309.2 million, or 20.3%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The overall increase in gross premiums written was primarily the result of the following:

•

Gross premiums written in our U.S. insurance increased by $121.7 million, or 19.9%. The increase in gross premiums written was primarily due to increased new business across most lines, combined with premium rate increases in most lines of business and growth from new products introduced since 2010. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

Gross premiums written in our international insurance segment increased by $19.0 million, or 4.8%, primarily as a result of increased premiums from new products, specifically our trade credit and small to mid-sized enterprise (“SME”) insurance products, and premium rate increases in select lines of business. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•

Gross premiums written in our reinsurance segment increased by $168.5 million, or 32.9%. The increase in gross premiums written was primarily due to new business, both from new products and new regions, increased participations on renewing business and premium rate increases. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for each of the periods indicated.

	Nine Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
		($ in millions)
United States	$1,051.4	$821.5	$229.9	28.0%
Bermuda	484.3	462.0	22.3	4.8%
Europe	182.2	169.9	12.3	7.2%
Singapore	101.2	58.8	42.4	72.1%
Hong Kong	13.1	10.8	2.3	21.3%

	$1,832.2	$1,523.0	$309.2	20.3%

Net premiums written increased by $248.3 million, or 20.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 19.5% of gross premiums written for the nine months ended September 30, 2012 compared to 19.4% for the same period in 2011.

Net premiums earned increased by $211.2 million, or 19.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of higher net premiums written in 2011 and 2012.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S. insurance	40.1%	40.2%	38.5%	40.6%
International insurance	22.8%	26.2%	19.5%	22.3%
Reinsurance	37.1%	33.6%	42.0%	37.1%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $21.7 million, or 14.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to other invested assets, which contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the nine months ended September 30, 2012 and 2011 was 2.1% and 2.6%, respectively.

As of September 30, 2012, we held 21.1% of our total investments and cash equivalents in U.S. government or government agency securities, compared to 15.8% as of September 30, 2011. Our average duration decreased to 1.9 years as of September 30, 2012 compared to 2.1 years as of September 30, 2011.

Investment management expenses of $12.0 million and $10.2 million were incurred during the nine months ended September 30, 2012 and 2011, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Nine Months Ended September 30,
	2012	2011
	($ in millions)
Gross realized gains on sale of invested assets	$119.2	$122.8
Gross realized losses on sale of invested assets	(43.4)	(35.9)

Net realized gains on sale of invested assets	75.8	86.9

Net realized and unrealized losses on derivatives	(0.2)	(58.8)

Mark-to-market changes:
Debt securities, trading	144.0	(0.7)
Other invested assets and equity securities	72.4	(48.9)

Total mark-to-market changes	216.4	(49.6)

Net realized investment gains (losses)	$292.0	$(21.5)

During the nine months ended September 30, 2012 and 2011, we did not recognize any net impairment charges. The total return of our investment portfolio was 4.9% and 1.1% for the nine months ended September 30, 2012 and 2011, respectively.

Other Income

The other income of $35.0 million for the nine months ended September 30, 2011 represented a termination fee from our previously announced merger agreement with Transatlantic. There was no other income for the nine months ended September 30, 2012.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $21.3 million, or 2.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The loss and loss expense ratio decreased by 13.4 percentage points for the same period. The decrease in net loss and loss expenses was due to significantly lower catastrophe losses for the nine months ended September 30, 2012 compared to the same period in 2011, when we recognized estimated losses from Asia-Pacific catastrophes, Midwestern U.S. storms and Hurricane Irene of $233.1 million. This was partially offset by lower net favorable prior year reserve development.

Excluding the prior year reserve development, property catastrophe losses and the impact of the commutation, the loss and loss expense ratios would have been 67.3% and 63.1% for the nine months ended September 30, 2012 and 2011, respectively. The increase was due to the $40.0 million in crop reinsurance losses for the nine months ended September 30, 2012 that increased the loss and loss expense ratio by 3.1 percentage points.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE(2)
			($ in millions)
Non-catastrophe	$857.1	67.3%	$662.3	63.1%	$194.8	4.2	Pts
Property catastrophe	5.0	0.4	233.1	22.2	(228.1)	(21.8)

Current period	862.1	67.7	895.4	85.3	(33.3)	(17.6)
Prior period	(137.6)	(10.8)	(161.1)	(15.4)	23.5	4.6
Impact of commutation(1)	—	—	11.5	0.4	(11.5)	(0.4)

Net losses and loss expenses	$724.5	56.9%	$745.8	70.3%	$(21.3)	(13.4	)Pts

(1)	Reflects the impact of the commutation of prior year contracts in the nine months ended September 30, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.
(2)	Current period and prior period losses as a % of NPE are calculated excluding the effect of the commutation on net premiums.

We recorded net favorable reserve development related to prior years of $137.6 million during the nine months ended September 30, 2012 compared to net favorable reserve development of $161.1 million for the nine months ended September 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.6)	$0.6	$(1.2)	$(5.5)	$(17.5)	$(24.4)	$(1.6)	$(3.6)	$13.7	$18.5	$(21.6)
International insurance	5.7	(3.4)	(8.5)	(0.6)	(43.8)	(30.1)	(14.3)	(3.7)	(7.4)	17.7	(88.4)
Reinsurance	(0.2)	(0.0)	(1.0)	(4.8)	(8.7)	(18.2)	(4.0)	1.1	6.2	2.0	(27.6)

	$4.9	$(2.8)	$(10.7)	$(10.9)	$(70.0)	$(72.7)	$(19.9)	$(6.2)	$12.5	$38.2	$(137.6)

The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our U.S. insurance segment for the 2010 and 2011 loss years was primarily due to adverse development on a program that commenced writing in 2008 and was terminated during 2011. We also experienced adverse development for the 2011 loss year for certain errors and omissions products. The unfavorable reserve development in our international insurance segment for loss year 2011 was due to adverse development on an individual claim, estimated to reach our full limit of $20.0 million, net of reinsurance.

The following table shows the net favorable reserve development by loss year for each of our segments for the nine months ended September 30, 2011.

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

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Nine Months Ended September 30,		Dollar
	2012	2011	Change
		($ in millions)
Net losses paid	$578.1	$459.3	$118.8
Net change in reported case reserves	51.9	218.4	(166.5)
Net change in IBNR	94.5	68.1	26.4

Net losses and loss expenses	$724.5	$745.8	$(21.3)

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables

	Nine Months Ended September 30,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,222.2	$3,951.6
Incurred related to:
Commutation of variable rated reinsurance contracts	—	11.5
Current period non-catastrophe	857.1	662.3
Current period property catastrophe	5.0	233.1
Prior period	(137.6)	(161.1)

Total incurred	724.5	745.8

Paid related to:
Current period non-catastrophe	36.1	29.2
Current period property catastrophe	—	35.8
Prior period	542.0	394.3

Total paid	578.1	459.3
Foreign exchange revaluation	4.7	(2.2)

Net reserve for losses and loss expenses, September 30	4,373.3	4,235.9
Losses and loss expenses recoverable	1,077.5	1,009.6

Reserve for losses and loss expenses, September 30	$5,450.8	$5,245.5

Acquisition Costs

Acquisition costs increased by $29.1 million, or 24.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in acquisition costs was primarily due to the increase in net premiums earned. Acquisition costs as a percentage of net premiums earned were 11.8% for the nine months ended September 30, 2012 compared to 11.4% for the same period in 2011. The increase is due to the growth in our reinsurance segment, which has a higher acquisition cost ratio.

General and Administrative Expenses

General and administrative expenses increased by $21.8 million, or 10.8%, for the nine months ended September 30, 2012 compared to the same period in September 30, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 9% to support our continued growth, combined with increased stock compensation expense resulting from the 22.8% increase in our share price during the nine months ended September 30, 2012 and higher performance-based compensation expense as profitability has exceeded target levels.

Our general and administrative expense ratio was 17.5% for the nine months ended September 30, 2012 compared to 19.0% for the nine months ended September 30, 2011. The decrease was due to the growth in net premiums earned being greater than the increase in expenses.

The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. Our expense ratio was 29.3% for the nine months ended September 30, 2012 compared to 30.4% for the nine months ended September 30, 2011. The decrease was primarily due to the 1.5 percentage point decrease in the general and administrative expense ratio, as discussed above.

Amortization of Intangible Assets

The amortization of intangible assets decreased by $0.4 million, or 17.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease is due to certain intangible assets that were fully amortized during 2011.

Interest Expense

Interest expense increased by $0.4 million, or 1.0%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was due to fees associated with the termination of our $400 million unsecured credit facility on June 7, 2012.

Net Income

Net income for the nine months ended September 30, 2012 was $534.2 million compared to $91.5 million for the nine months ended September 30, 2011. The $442.7 million increase was primarily the result of the lower net loss and loss expense ratio due to significantly lower property catastrophe losses in 2012 compared to 2011. The nine months ended September 30, 2011 included $233.1 million of property catastrophe losses for the Asia-Pacific catastrophes, Midwestern U.S. storms and Hurricane Irene. This was combined with realized investment gains of $292.1 million for the nine months ended September 30, 2012 compared to realized investment losses of $21.6 million for the same period in 2011.

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

U.S. Insurance Segment. The U.S. insurance segment includes our direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts.

International Insurance Segment. The international insurance segment includes our direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts from our Bermuda office and non-North American domiciled accounts from our European, Singapore and Hong Kong offices.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Revenues
Gross premiums written	$263.1	$201.5	$733.3	$611.6
Net premiums written	200.8	157.3	551.3	470.1
Net premiums earned	174.0	150.5	490.1	431.8
Expenses
Net losses and loss expenses	$109.1	$85.7	$309.9	$294.2
Acquisition costs	22.7	19.5	63.9	56.5
General and administrative expenses	37.4	29.0	103.2	91.0
Underwriting income (loss)	4.8	16.3	13.1	(9.9)
Ratios
Loss and loss expense ratio	62.7%	57.0%	63.2%	68.1%
Acquisition cost ratio	13.0%	13.0%	13.0%	13.1%
General and administrative expense ratio	21.5%	19.2%	21.0%	21.1%

Expense ratio	34.5%	32.2%	34.0%	34.2%

Combined ratio	97.2%	89.2%	97.2%	102.3%

Comparison of Three Months Ended September 30, 2012 and 2011

Premiums. Gross premiums written increased by $61.6 million, or 30.6%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase in gross premiums written was primarily due to new business across most lines that added $92.0 million during the quarter combined with premium rate increases in most lines of business. Growth from new products introduced in 2012, such as mergers and acquisitions and primary construction, contributed $3.6 million for the quarter. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
		($ in millions)
General casualty	$77.9	$54.6	$23.3	42.7%
Professional liability	66.4	57.0	9.4	16.5%
Healthcare	52.3	42.1	10.2	24.2%
Programs	32.2	26.6	5.6	21.1%
Other *	18.6	6.3	12.3	195.2%
General property	15.7	14.9	0.8	5.4%

	$263.1	$201.5	$61.6	30.6%

*	Includes our inland marine, environmental and mergers and acquisitions lines of business

Net premiums written increased by $43.5 million, or 27.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 23.7% of gross premiums written for the three months ended September 30, 2012 compared to 21.9% for the same period in

2011. The increase in the cession percentage was due to increased reinsurance placement in our excess casualty book and increased writings in other lines with higher cession percentages.

Net premiums earned increased by $23.5 million, or 15.6%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to the growth of our U.S. insurance operations during 2011 and 2012.

Net losses and loss expenses. Net losses and loss expenses increased by $23.4 million, or 27.3%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The loss and loss expense ratio increased by 5.7 percentage points for the same period. The increase in net losses and loss expenses was primarily due to growth in the U.S. insurance segment combined with lower favorable prior year reserve development. We recognized estimated losses from catastrophes of $1.7 million from Hurricane Isaac for the three months ended September 30, 2012. We recognized estimated losses from catastrophes of $3.5 million related to Hurricane Irene and the Midwestern U.S. storms for the three months ended September 30, 2011. Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 66.4% and 69.3% for the three months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$115.6	66.4%	$104.1	69.3%	$11.5	(2.9	)Pts
Property catastrophe	1.7	1.0	3.5	2.3	(1.8)	(1.3)

Current period	117.3	67.4	107.6	71.6	9.7	(4.2)
Prior period	(8.2)	(4.7)	(21.9)	(14.6)	13.7	9.9

Net losses and loss expenses	$109.1	62.7%	$85.7	57.0%	$23.4	5.7	Pts

Overall, our U.S. insurance segment recorded net favorable reserve development of $8.2 million during the three months ended September 30, 2012 compared to net favorable reserve development of $21.9 million for the three months ended September 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Professional liability	$(0.5)	$(0.5)	$(1.4)	$(0.8)	$(0.9)	$(3.3)	$(1.1)	$(1.5)	$(1.6)	$(0.4)	$(12.0)
General casualty	—	(0.3)	(0.6)	(0.2)	(3.9)	(0.2)	(1.4)	(0.2)	—	—	(6.8)
Healthcare	—	1.4	1.7	(0.7)	(1.5)	(1.6)	(0.8)	(0.1)	(0.4)	(0.7)	(2.7)
General property	—	—	0.3	—	(0.1)	—	—	—	(0.1)	(0.1)	—
Programs	—	—	—	—	(0.7)	(0.9)	0.6	3.5	6.5	4.3	13.3

	$(0.5)	$0.6	$(0.0)	$(1.7)	$(7.1)	$(6.0)	$(2.7)	$1.7	$4.4	$3.1	$(8.2)

The unfavorable reserve development for loss years 2009 to 2011 was due to continued adverse development on a program that commenced writing in 2008 and was terminated during 2011. This program continues to experience unfavorable loss emergence and during the quarter we performed a detailed review of all open claims as part of our reserve review. This was partially offset by favorable development on our active programs.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$(0.1)	$(0.1)	$(0.6)	$(0.4)	$(2.3)	$(0.5)	$(1.3)	$—	$(5.3)
General casualty	—	(0.2)	(0.3)	(5.8)	—	1.0	—	—	0.4	(4.9)
Healthcare	(0.1)	(0.4)	(0.5)	(0.2)	(1.1)	(0.5)	(1.6)	—	(1.0)	(5.4)
General property	—	—	(0.2)	0.1	—	(1.1)	—	(0.6)	(1.8)	(3.6)
Programs	—	—	—	(0.3)	(0.3)	(1.5)	(0.6)	(0.1)	0.1	(2.7)
Other	—	—	—	—	—	—	—	—	—	—

	$(0.1)	$(0.7)	$(1.1)	$(6.8)	$(1.8)	$(4.4)	$(2.7)	$(2.0)	$(2.3)	$(21.9)

Acquisition costs. Acquisition costs increased by $3.2 million, or 16.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio was 13.0% for the three months ended September 30, 2012 and 2011.

General and administrative expenses. General and administrative expenses increased by $8.4 million, or 29.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was due to the continued growth of the U.S. insurance operations, combined with higher performance-based incentive compensation expense due to improved profitability in 2012 compared to 2011. As a result, the general and administrative ratio increased to 21.5% for the three months ended September 30, 2012 from 19.2% for the same period in 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

Premiums. Gross premiums written increased by $121.7 million, or 19.9%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase in gross premiums written was primarily due to new business across most lines that added $241.0 million during the nine months ended September 30, 2012, combined with premium rate increases in most lines of business. Growth from new products introduced in 2012, such as mergers and acquisitions and primary construction, contributed a further $4.9 million for the period. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
		($ in millions)
General casualty	$204.6	$152.1	$52.5	34.5%
Professional liability	192.3	170.8	21.5	12.6%
Healthcare	145.6	137.7	7.9	5.7%
Programs	81.1	66.8	14.3	21.4%
General property	71.3	61.4	9.9	16.1%
Other*	38.4	22.8	15.6	68.4%

	$733.3	$611.6	$121.7	19.9%

*	Includes our inland marine, environmental and mergers and acquisitions lines of business

Net premiums written increased by $81.2 million, or 17.3%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in net premiums written was primarily due to higher gross premiums written, partially offset by the impact of the commutation of prior year contracts in 2011. The nine months ended September 30, 2011 included a $12.4 million reduction in premiums ceded due to the commutation of certain variable-rated reinsurance contracts that had swing-rated provisions. We ceded 24.8% of gross premiums written for the nine months ended September 30, 2012 compared to 23.1% for the same period in 2011. The increase in the cession percentage was due to the impact of the commutation on the prior year.

Net premiums earned increased by $58.3 million, or 13.5%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to the growth of our U.S. insurance operations during 2012 and 2011, partially offset by the $12.4 million impact of the commutation of prior year contracts in 2011, which was fully earned.

Net losses and loss expenses. Net losses and loss expenses increased by $15.7 million, or 5.3%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The loss and loss expense ratio decreased by 4.9 percentage points for the same period. The increase in net losses and loss expenses was primarily due to growth in the U.S. insurance segment, partially offset by higher favorable prior year reserve development in 2012 and the $11.5 million impact of the commutation of prior year contracts in 2011. We recognized estimated losses from catastrophes of $1.7 million from Hurricane Isaac for the nine months ended September 30, 2012, compared to $8.5 million related to Asia-Pacific catastrophes, Midwestern U.S. storms and Hurricane Irene for the same period in 2011. Excluding the prior year reserve development, property catastrophe losses and the impact of the commutation, the loss and loss expense ratios would have been 67.3% and 67.7% for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE (2)
	($ in millions)
Non-catastrophe	$329.8	67.3%	$284.1	67.7%	$45.7	(0.4	)Pts
Property catastrophe	1.7	0.3	8.5	2.0	(6.8)	(1.7)

Current period	331.5	67.6	292.6	69.7	38.9	(2.1)
Prior period	(21.6)	(4.4)	(9.9)	(2.4)	(11.7)	(2.0)
Impact of commutation (1)	—	—	11.5	0.8	(11.5)	(0.8)

Net losses and loss expenses	$309.9	63.2%	$294.2	68.1%	$15.7	(4.9	)Pts

(1)	Reflects the impact of the commutation of prior year contracts in the nine months ended September 30, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.
(2)	Current period and prior period losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

Overall, our U.S. insurance segment recorded net favorable reserve development of $21.6 million during the nine months ended September 30, 2012 compared to net favorable reserve development of $9.9 million for the nine months ended September 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Professional liability	$(0.5)	$(0.5)	$(1.5)	$(1.1)	$(0.8)	$(18.4)	$(1.2)	$(4.3)	$(2.5)	$9.8	$(21.0)
General casualty	(0.1)	(0.6)	0.3	(0.8)	(12.0)	(0.3)	(2.4)	(0.6)	(0.1)	—	(16.6)
Healthcare	—	1.7	(1.0)	(3.3)	(3.8)	(4.4)	0.3	(1.8)	3.1	(0.2)	(9.4)
Other	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
General property	—	—	1.0	(0.3)	(0.1)	(0.2)	1.7	(0.4)	(0.6)	1.0	2.1
Programs	—	—	—	—	(0.8)	(1.1)	—	3.5	13.8	8.1	23.5

	$(0.6)	$0.6	$(1.2)	$(5.5)	$(17.5)	$(24.4)	$(1.6)	$(3.6)	$13.7	$18.5	$(21.6)

The unfavorable reserve development for the 2010 and 2011 loss years was primarily due to adverse development on a program that commenced writing in 2008 and was terminated during 2011. This was partially offset by favorable development on our active programs. We also experienced adverse development for the 2011 loss year for certain errors and omissions products.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$(0.1)	$(0.2)	$(1.9)	$23.7	$(4.6)	$—	$(4.1)	$7.0	$19.8
General casualty	0.1	(0.7)	(1.6)	(16.9)	—	1.0	—	0.1	0.4	(17.6)
Healthcare	(0.3)	(1.4)	(2.3)	0.1	(1.4)	0.2	(3.3)	1.2	(1.9)	(9.1)
General property	—	—	(0.4)	(0.6)	—	(1.1)	(0.4)	(0.6)	(0.3)	(3.4)
Programs	—	—	—	(0.2)	(0.3)	(2.0)	0.2	1.1	1.6	0.4

	$(0.2)	$(2.2)	$(4.5)	$(19.5)	$22.0	$(6.5)	$(3.5)	$(2.3)	$6.8	$(9.9)

The unfavorable reserve development of $22.0 million for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion.

Acquisition costs. Acquisition costs increased by $7.4 million, or 13.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio decreased slightly to 13.0% for the nine months ended September 30, 2012 from 13.1% for the same period in 2011.

General and administrative expenses. General and administrative expenses increased by $12.2 million, or 13.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to the continued growth of our U.S. insurance operations. The general and administrative expense ratio decreased slightly to 21.0% for the nine months ended September 30, 2012 from 21.1% in the same period in 2011 as a result of our increased net premiums earned.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Revenues
Gross premiums written	$121.3	$109.6	$418.5	$399.5
Net premiums written	71.1	61.4	255.1	245.3
Net premiums earned	85.3	80.2	247.8	236.4
Expenses
Net losses and loss expenses	$15.1	$43.7	$75.4	$186.9
Acquisition costs	(0.3)	(0.3)	(1.4)	(2.9)
General and administrative expenses	22.9	21.5	67.0	62.9
Underwriting income (loss)	47.6	15.3	106.8	(10.5)
Ratios
Loss and loss expense ratio	17.7%	54.5%	30.4%	79.1%
Acquisition cost ratio	(0.3%)	(0.4%)	(0.6%)	(1.2%)
General and administrative expense ratio	26.9%	26.9%	27.0%	26.6%

Expense ratio	26.6%	26.5%	26.4%	25.4%

Combined ratio	44.3%	81.0%	56.8%	104.5%

Comparison of Three Months Ended September 30, 2012 and 2011

Premiums. Gross premiums written increased by $11.7 million, or 10.7%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily a result of new business and premium rate increases in select lines of business. We saw continued growth from new products, specifically trade credit which grew $7.6 million, and general casualty, which grew by $7.2 million with strong new business writings. However, this increase was partially offset by decreases in other lines due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), continued competition and a reduction in limits deployed for the international general property line of business, which decreased $5.7 million.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
Professional liability	$37.8	$38.9	$(1.1)	(2.8%)
General casualty	32.6	25.5	7.1	27.8%
General property	22.2	24.4	(2.2)	(9.0%)
Healthcare	17.8	17.4	0.4	2.3%
Other *	10.9	3.4	7.5	220.6%

	$121.3	$109.6	$11.7	10.7%

*	Includes our trade credit line of business

Net premiums written increased by $9.7 million, or 15.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Net premiums written increased primarily due to an increase in gross premiums written. We ceded to reinsurers 41.4% of gross premiums written for the three months ended September 30, 2012 compared to 44.0% for the three months ended September 30, 2011. The decrease was due to the change in mix of business, combined with the reduction in catastrophe cover ceded premiums as we increased our retentions.

Net premiums earned increased by $5.1 million, or 6.4%, primarily due to higher net premiums written in the latter half of 2011 and the nine months ended September 30, 2012.

Net losses and loss expenses. Net losses and loss expenses decreased by $28.6 million, or 65.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The loss and loss expense ratio decreased by 36.8 percentage points for the same period. The decrease in net losses and loss expenses was primarily due to lower catastrophe losses in 2012 of $2.3 million for Hurricane Isaac, compared to the same period in 2011, which included $10.5 million in catastrophe losses related to Hurricane Irene and the Midwestern U.S. storms. This was combined with higher net favorable prior year reserve development in 2012 compared to the same period in 2011. Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 60.7% and 66.2% for the three months ended September 30, 2012 and 2011, respectively. The decrease is due to the change in mix of business combined with the reduction in catastrophe cover ceded premiums and benign loss experience on short-tail lines of business.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$51.8	60.7%	$53.1	66.2%	$(1.3)	(5.5	)Pts
Property catastrophe	2.3	2.7	10.5	13.1	(8.2)	(10.4)

Current period	54.1	63.4	63.6	79.3	(9.5)	(15.9)
Prior period	(39.0)	(45.7)	(19.9)	(24.8)	(19.1)	(20.9)

Net losses and loss expenses	$15.1	17.7%	$43.7	54.5%	$(28.6)	(36.8	)Pts

Overall, our international insurance segment recorded net favorable reserve development of $39.0 million during the three months ended September 30, 2012 compared to net favorable reserve development of $19.9 million for the three months ended September 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General property	$—	$—	$0.6	$(0.1)	$1.3	$(0.5)	$—	$(0.3)	$(0.8)	$(5.4)	$(5.2)
Professional liability	—	—	(0.5)	(1.9)	(12.5)	(2.0)	(4.1)	—	—	—	(21.0)
General casualty	—	(0.8)	(2.6)	12.8	(3.5)	(9.5)	(1.1)	(1.6)	—	—	(6.3)
Healthcare	—	(0.2)	(0.2)	(0.9)	(0.8)	(0.7)	(3.7)	—	—	—	(6.5)

	$—	$(1.0)	$(2.7)	$9.9	$(15.5)	$(12.7)	$(8.9)	$(1.9)	$(0.8)	$(5.4)	$(39.0)

The unfavorable reserve development for the 2005 loss year was primarily due to two product liability claims within our general casualty line of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$—	$9.7	$(1.2)	$(2.7)	$(2.4)	$(5.1)	$(1.5)	$—	$—	$(3.2)
Healthcare	—	0.5	(0.5)	(0.5)	(0.5)	(3.1)	—	0.1	—	(4.0)
General casualty	(0.2)	(1.0)	(1.2)	(1.7)	(8.2)	(1.0)	(3.3)	—	—	(16.6)
General property	—	—	(0.7)	0.1	(0.2)	1.1	(2.0)	(0.6)	6.2	3.9

	$(0.2)	$9.2	$(3.6)	$(4.8)	$(11.3)	$(8.1)	$(6.8)	$(0.5)	$6.2	$(19.9)

The unfavorable reserve development for the 2003 loss year was primarily due to a directors and officers claim within our professional liability line of business related to a securities fraud class action suit.

Acquisition costs. Acquisition costs were unchanged for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio was negative 0.3% for the three months ended September 30, 2012 compared to negative 0.4% for the three months ended September 30, 2011.

General and administrative expenses. General and administrative expenses increased by $1.4 million, or 6.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally, combined with higher incentive compensation due to increased profitability. The general and administrative expense ratio was 26.9% for the three months ended September 30, 2012 and 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

Premiums. Gross premiums written increased by $19.0 million, or 4.8%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily a result of new business, including $15.3 million from new products, specifically our trade credit and SME insurance products, growth in Asia and premium rate increases in select lines of business. However, this increase was partially offset by decreases in other lines due to the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), continued competition and a reduction in limits deployed for the international general property line of business.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
Professional liability	$121.6	$116.0	$5.6	4.8%
General property	120.2	124.9	(4.7)	(3.8%)
General casualty	97.5	94.2	3.3	3.5%
Healthcare	58.1	57.3	0.8	1.4%
Other *	21.1	7.1	14.0	197.2%

	$418.5	$399.5	$19.0	4.8%

*	Includes our trade credit line of business

Net premiums written increased by $9.8 million, or 4.0%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We ceded to reinsurers 39.0% of gross premiums written for the nine months ended September 30, 2012 compared to 38.6% for the nine months ended September 30, 2011.

Net premiums earned increased by $11.4 million, or 4.8%, primarily due to higher net premiums written in the latter half of 2011 and for the nine months ended September 30, 2012.

Net losses and loss expenses. Net losses and loss expenses decreased by $111.5 million, or 59.7%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The loss and loss expense ratio decreased by 48.7 percentage points for the same period. The decrease in net losses and loss expenses was primarily due to significantly lower catastrophe losses in 2012 of $2.3 million for Hurricane Isaac, compared to the same period in 2011, which included $84.1 million in catastrophe losses related to Asia-Pacific catastrophes, Midwestern U.S. storms and Hurricane Irene. This was combined with higher net favorable prior year reserve development in 2012 compared to the same period in 2011. Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 65.2% and 69.1% for the nine months ended September 30, 2012 and 2011, respectively. The decrease is due to the change in mix of business combined with the reduction in catastrophe cover ceded premiums and benign loss experience on short-tail lines of business.

	Nine Months Ended		Nine Months Ended			Change in
	September 30, 2012		September 30, 2011		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$161.5	65.2%	$163.3	69.1%	$(1.8)	(3.9	)Pts
Property catastrophe	2.3	0.9	84.1	35.6	(81.8)	(34.7)

Current period	163.8	66.1	247.4	104.7	(83.6)	(38.6)
Prior period	(88.4)	(35.7)	(60.5)	(25.6)	(27.9)	(10.1)

Net losses and loss expenses	$75.4	30.4%	$186.9	79.1%	$(111.5)	(48.7	)Pts

Overall, our international insurance segment recorded net favorable reserve development of $88.4 million during the nine months ended September 30, 2012 compared to net favorable reserve development of $60.5 million for the nine months ended September 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Professional liability	$—	$(0.2)	$(2.8)	$(5.0)	$(27.6)	$(9.2)	$2.9	$—	$—	$—	$(41.9)
Healthcare	(0.1)	(0.8)	(0.8)	(2.0)	(1.6)	(4.8)	(6.3)	—	—	—	(16.4)
General casualty	5.8	(2.4)	(5.7)	8.0	(14.9)	(16.7)	(8.7)	(1.6)	—	20.0	(16.2)
General property	—	—	0.8	(1.6)	0.3	0.6	(2.2)	(2.1)	(7.4)	(2.3)	(13.9)

	$5.7	$(3.4)	$(8.5)	$(0.6)	$(43.8)	$(30.1)	$(14.3)	$(3.7)	$(7.4)	$17.7	$(88.4)

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$2.0	$8.6	$(5.1)	$(10.4)	$(12.4)	$(9.2)	$21.5	$—	$—	$(5.0)
Healthcare	(0.1)	—	(1.4)	(1.5)	(9.3)	(7.1)	—	0.1	—	(19.3)
General casualty	(0.9)	(3.4)	3.3	(14.2)	(4.0)	(13.1)	(3.3)	7.2	22.5	(5.9)
General property	—	—	(1.4)	(2.2)	0.1	(0.5)	(14.8)	(15.1)	3.6	(30.3)

	$1.0	$5.2	$(4.6)	$(28.3)	$(25.6)	$(29.9)	$3.4	$(7.8)	$26.1	$(60.5)

The unfavorable reserve development for the 2010 loss year was primarily due to a casualty claim emanating from an oil field services risk.

Acquisition costs. Acquisition costs increased by $1.5 million, or 51.7%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio was negative 0.6% for the nine months ended September 30, 2012 and negative 1.2% for the nine months ended September 30, 2011.

General and administrative expenses. General and administrative expenses increased by $4.1 million, or 6.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally, combined with higher incentive compensation due to increased profitability. The general and administrative expense ratios for the nine months ended September 30, 2012 and 2011 were 27.0% and 26.6%, respectively. The increase was due to higher expenses, partially offset by higher net premiums earned.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Revenues
Gross premiums written	$120.0	$131.6	$680.4	$511.9
Net premiums written	119.6	131.6	668.8	511.5
Net premiums earned	181.7	140.7	534.8	393.3
Expenses
Net losses and loss expenses	$134.7	$76.2	$339.2	$264.7
Acquisition costs	28.7	20.5	87.3	67.2
General and administrative expenses	18.3	15.5	52.8	47.2
Underwriting income	—	28.5	55.5	14.2
Ratios
Loss and loss expense ratio	74.1%	54.1%	63.4%	67.3%
Acquisition cost ratio	15.8%	14.6%	16.3%	17.1%
General and administrative expense ratio	10.0%	11.0%	9.9%	12.0%

Expense ratio	25.8%	25.6%	26.2%	29.1%

Combined ratio	99.9%	79.7%	89.6%	96.4%

Comparison of Three Months Ended September 30, 2012 and 2011

Premiums. Gross premiums written decreased by $11.6 million, or 8.8%, for the three months ended September 30, 2012 compared to the same period in 2011. The decrease was due to $13.5 million of gross premiums written in the third quarter of 2011 that was written in the second quarter of 2012 as a result of the earlier timing of renewal business, combined with unfavorable premium estimates on our crop reinsurance business of $11.7 million. This was combined with the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition. This was partially offset by $14.7 million of other favorable premium estimates and growth in our international book of business.

The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
United States	$49.7	$44.1	$5.6	12.7%
Bermuda	26.3	41.1	(14.8)	(36.0%)
Singapore	29.9	32.9	(3.0)	(9.1%)
Europe	14.1	13.5	0.6	4.4%

	$120.0	$131.6	$(11.6)	(8.8%)

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
Property	$59.4	$66.1	$(6.7)	(10.1%)
Casualty	60.7	56.0	4.7	8.4%
Specialty	(0.1)	9.5	(9.6)	(101.1%)

	$120.0	$131.6	$(11.6)	(8.8%)

Net premiums written decreased by $12.0 million, or 9.1%, consistent with the decrease in gross premiums written.

Net premiums earned increased by $41.0 million, or 29.1%, as a result of the increase in net premiums written during the year ended December 31, 2011 and the nine months ended September 30, 2012. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums, crop reinsurance premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.

Net losses and loss expenses. Net losses and loss expenses increased by $58.5 million, or 76.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The loss and loss expense ratio increased by 20.0 percentage points for the same period. The increase in net losses and loss expenses was due to growth in net premiums earned and lower prior year net favorable reserve development for the three months ended September 30, 2012 compared to the same period in 2011. In addition, for the three months ended September 30, 2012, we recorded $40.0 million of crop reinsurance-related losses and loss expenses related to drought conditions across much of the United States. This amount is in addition to our anticipated losses and loss expenses for this line of business prior to the onset of drought. This was partially offset by lower catastrophe losses in 2012 compared to the same period in 2011, which included $19.5 million for Hurricane Irene, the Asia-Pacific catastrophes and Midwestern U.S. storms.

Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 78.5% and 54.3% for the three months ended September 30, 2012 and 2011, respectively. The increase was due to the $40.0 million in crop reinsurance losses for the three months ended September 30, 2012 that increased the loss and loss expense ratio by 22.0 percentage points.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$142.7	78.5%	$76.5	54.3%	$66.2	24.2	Pts
Property catastrophe	1.0	0.6	19.5	13.9	(18.5)	(13.3)

Current period	143.7	79.1	96.0	68.2	47.7	10.9
Prior period	(9.0)	(5.0)	(19.8)	(14.1)	10.8	9.1

Net losses and loss expenses	$134.7	74.1%	$76.2	54.1%	$58.5	20.0	Pts

Overall, our reinsurance segment recorded net favorable reserve development of $9.0 million during the three months ended September 30, 2012 compared to net favorable reserve development of $19.8 million for the three months ended September 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Property	$—	$0.1	$(0.1)	$0.2	$0.1	$(2.5)	$(1.5)	$(1.6)	$0.2	$(7.4)	$(12.5)
Specialty	(0.1)	(0.1)	(0.2)	(0.3)	(0.7)	(1.4)	—	0.3	1.1	(1.0)	(2.4)
Casualty	(0.2)	(0.7)	0.1	2.9	(1.1)	(2.8)	(0.9)	0.5	6.2	1.9	5.9

	$(0.3)	$(0.7)	$(0.2)	$2.8	$(1.7)	$(6.7)	$(2.4)	$(0.8)	$7.5	$(6.5)	$(9.0)

The unfavorable reserve development for the 2010 loss year was primarily due to adverse emergence on certain classes of U.S. casualty business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Property	$(0.1)	$(0.2)	$(0.8)	$(0.9)	$(0.4)	$0.2	$0.9	$0.1	$1.1	$(0.1)
Specialty	—	—	0.2	—	—	—	—	—	(0.5)	(0.3)
Casualty	0.4	(0.2)	(2.5)	(3.7)	(2.7)	(9.9)	(0.6)	(0.2)	—	(19.4)

	$0.3	$(0.4)	$(3.1)	$(4.6)	$(3.1)	$(9.7)	$0.3	$(0.1)	$0.6	$(19.8)

Acquisition costs. Acquisition costs increased by $8.2 million, or 40.0%, for the three months ended September 30, 2012 compared to the three months ended 2011, primarily due to the increase in net premiums earned. The acquisition cost ratio was 15.8% for the three months ended September 30, 2012 compared to 14.6% for the three months ended 2011. The increase was primarily due to a reduction in profit commissions recognized in 2011 due to higher loss activity.

General and administrative expenses. General and administrative expenses increased by $2.8 million, or 18.1%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase was due to higher salary and related costs due to higher headcount to support our growing operations, combined with higher incentive compensation due to increased profitability. The general and administrative expense ratios for the three months ended September 30, 2012 and 2011 were 10.0% and 11.0%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2012.

Comparison of Nine Months Ended September 30, 2012 and 2011

Premiums. Gross premiums written increased by $168.5 million, or 32.9%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase in gross premiums written was primarily due to new business, from both new products and new regions, as well as increased participations on renewing business combined with premium rate increases. Within our specialty unit, crop reinsurance premiums increased by $47.8 million while marine contributed a further $16.8 million. Our North American property reinsurance business also increased by $40.5 million due to a combination of new business opportunities and premium rate increases. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for our reinsurance operations.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
United States	$318.0	$209.9	$108.1	51.5%
Bermuda	195.9	193.5	2.4	1.2%
Singapore	97.2	57.8	39.4	68.2%
Europe	69.3	50.7	18.6	36.7%

	$680.4	$511.9	$168.5	32.9%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
Property	$334.7	$249.3	$85.4	34.3%
Casualty	209.1	200.8	8.3	4.1%
Specialty	136.6	61.8	74.8	121.0%

	$680.4	$511.9	$168.5	32.9%

Net premiums written increased by $157.3 million, or 30.8%, consistent with the increase in gross premiums written.

Net premiums earned increased by $141.5 million, or 36.0%, as a result of the increase in net premiums written during the year ended December 31, 2011 and the nine months ended September 30, 2012.

Net losses and loss expenses. Net losses and loss expenses increased by $74.5 million, or 28.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The loss and loss expense ratio decreased by 3.9 percentage points for the same period. The increase in net losses and loss expenses was due to growth in net premiums earned, lower prior year net favorable reserve development for the nine months ended September 30, 2012 compared to the same period in 2011 and the $40.0 million of crop reinsurance-related losses recorded in 2012. This was partially offset by the significantly lower catastrophe losses in 2012 compared to the same period in 2011, which included $121.0 million for Hurricane Irene, the Asia-Pacific catastrophes and Midwestern U.S. storms.

Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 68.4% and 54.7% for the nine months ended September 30, 2012 and 2011, respectively. The increase was due to the $40.0 million in crop reinsurance losses for the nine months ended September 30, 2012 that increased the loss and loss expense ratio by 7.5 percentage points.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$365.8	68.4%	$214.9	54.7%	$150.9	13.7	Pts
Property catastrophe	1.0	0.2	140.5	35.7	(139.5)	(35.5)

Current period	366.8	68.6	355.4	90.4	11.4	(21.8)
Prior period	(27.6)	(5.2)	(90.7)	(23.1)	63.1	17.9

Net losses and loss expenses	$339.2	63.4%	$264.7	67.3%	$74.5	(3.9	)Pts

Overall, our reinsurance segment recorded net favorable reserve development of $27.6 million during the nine months ended September 30, 2012 compared to net favorable reserve development of $90.7 million for the nine months ended September 30, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Specialty	$(0.1)	$(0.4)	$(3.4)	$(5.4)	$(2.5)	$(3.6)	$(0.1)	$0.3	$1.1	$(3.0)	$(17.1)
Property	—	0.1	(0.9)	0.4	—	(2.4)	(1.8)	0.4	(1.0)	(1.9)	(7.1)
Casualty	(0.1)	0.3	3.3	0.2	(6.2)	(12.2)	(2.1)	0.4	6.1	6.9	(3.4)

	$(0.2)	$—	$(1.0)	$(4.8)	$(8.7)	$(18.2)	$(4.0)	$1.1	$6.2	$2.0	$(27.6)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Specialty	$—	$—	$—	$0.1	$—	$(0.8)	$(0.2)	$(5.7)	$(3.8)	$(10.4)
Property	(0.2)	(0.9)	(1.5)	(2.9)	(1.4)	(3.7)	(0.9)	(3.7)	(5.3)	(20.5)
Casualty	(0.1)	(2.4)	(5.5)	(26.5)	(14.0)	(12.3)	(1.6)	(0.2)	2.8	(59.8)

	$(0.3)	$(3.3)	$(7.0)	$(29.3)	$(15.4)	$(16.8)	$(2.7)	$(9.6)	$(6.3)	$(90.7)

Acquisition costs. Acquisition costs increased by $20.1 million, or 29.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the increase in net premiums earned. The acquisition cost ratio was 16.3% for the nine months ended September 30, 2012, compared to 17.1% for the nine months ended September 30, 2011. The decrease was primarily due to a change in mix of business.

General and administrative expenses. General and administrative expenses increased by $5.6 million, or 11.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was due to higher salary and related costs due to higher headcount to support our growing operations, combined with higher incentive compensation due to increased profitability. The general and administrative expense ratios for the nine months ended September 30, 2012 and 2011 were 9.9% and 12.0%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2012.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Sep. 30, 2012	Dec. 31, 2011	Sep. 30, 2012	Dec. 31, 2011	Sep. 30, 2012	Dec. 31, 2011	Sep. 30, 2012	Dec. 31, 2011
	($ in millions)
Case reserves	$461.9	$387.6	$508.8	$522.6	$460.2	$456.2	$1,430.9	$1,366.4
IBNR	1,345.5	1,274.8	1,700.3	1,726.4	974.1	857.5	4,019.9	3,858.7

Reserve for losses and loss expenses	1,807.4	1,662.4	2,209.1	2,249.0	1,434.3	1,313.7	5,450.8	5,225.1
Reinsurance recoverables	(482.1)	(438.3)	(594.1)	(564.3)	(1.3)	(0.3)	(1,077.5)	(1,002.9)

Net reserve for losses and loss expenses	$1,325.3	$1,224.1	$1,615.0	$1,684.7	$1,433.0	$1,313.4	$4,373.3	$4,222.2

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2012:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,807.4	$1,369.0	$2,042.4
International insurance	2,209.1	1,669.5	2,523.1
Reinsurance	1,434.3	1,155.3	1,673.4
Consolidated (1)	5,450.8	4,493.4	5,939.5

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,325.3	$1,009.7	$1,514.3
International insurance	1,615.0	1,213.9	1,846.1
Reinsurance	1,433.0	1,155.6	1,674.2
Consolidated (1)	4,373.3	3,621.6	4,792.1

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	($ in millions)
Ceded case reserves	$204.2	$196.5
Ceded IBNR reserves	873.3	806.4

Reinsurance recoverable	$1,077.5	$1,002.9

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 95% of ceded reserves as of September 30, 2012 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, or liquidate a portion of our investment portfolio in order to meet our short-term liquidity needs. Our total investments and cash totaled $8.9 billion as of September 30, 2012, the main components of which were investment grade fixed income securities and cash and cash equivalents.

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

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	($ in millions)
Cash flows provided by operating activities	$500.2	$491.5
Cash flows used in investing activities	(243.8)	(257.3)
Cash flows used in financing activities	(250.4)	(122.6)
Effect of exchange rate changes on foreign currency cash	(0.5)	0.7

Net increase in cash and cash equivalents	5.5	112.3
Cash and cash equivalents, beginning of period	634.0	757.0

Cash and cash equivalents, end of period	$639.5	$869.3

The increase in cash flows from operations was due to higher premiums collected, net of reinsurance, due to continued growth in 2012. This was partially offset by the $118.8 million increase in paid losses resulting from the growth in operations and the 2011 catastrophe events.

In our casualty lines of business, claims may be reported and settled several years after the coverage period has terminated. As a result, we expect that we will generate significant operating cash flow as we accumulate casualty loss reserves on our balance sheet. In our property lines of business, claims are generally reported and paid within a relatively short period of time and we expect volatility in our operating cash flows as losses are incurred. We expect increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow; however, we do not expect loss payments to exceed the premiums generated.

Actual premiums written and collected and losses and loss expenses paid in any period could vary materially from our expectations and could have a significant and adverse effect on operating cash flow.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The decrease in cash flows used in investing activities reflects net purchases of trading securities as excess cash was invested during the quarter.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities was due to the $144.7 million increase in share repurchases for the nine months ended September 30, 2012 compared to the same period in 2011. No shares were repurchased in the six months ended September 30, 2011 because of the merger negotiations with Transatlantic Holdings, Inc. However, $53.6 million in founder warrants were repurchased in February 2011. In addition, dividends paid as a partial par value reduction increased $40.4 million as no dividends were paid in the first half of 2011 due to the redomestication of our holding company from Bermuda to Switzerland. During the nine months ended September 30, 2012, we did not utilize the revolving loan available under the Amended Secured Credit Facility (as defined below).

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2012 and December 31, 2011, 90.4% and 92.6%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a fair value basis) as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	($ in millions)
Due in one year or less	$647.4	$661.6
Due after one year through five years	3,180.8	2,686.1
Due after five years through ten years	571.7	725.5
Due after ten years	66.8	94.2
Mortgage-backed	2,252.0	1,818.1
Asset-backed	436.2	513.2

Total	$7,154.9	$6,498.7

We have investments in other invested assets, comprising interests in hedge funds and private equity funds, the market value of which was $564.7 million as of September 30, 2012. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(d) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

Pledged Assets

Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with reinsurance contract provisions and relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.35 billion in letters of credit under two letter of credit facilities, a $900 million uncommitted facility with Citibank Europe plc and a $450 million committed Amended Secured Credit Facility. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time.

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

As of September 30, 2012 and December 31, 2011, $2,076.3 million and $2,029.1 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of September 30, 2012 and December 31, 2011, a further $1,047.0 million and $1,044.2 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of September 30, 2012 have not changed since December 31, 2011, except that Fitch Ratings has assigned us an insurance financial strength rating of “A+”. See Item 1. “Business” in our 2011 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
	($ in millions)
Senior notes	$798.1	$798.0
Shareholders’ equity	3,435.8	3,149.0

Total capitalization	$4,233.9	$3,947.0

Share Repurchases

In May 2012, we established a new $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon prior shareholder approval.

During the three and nine months ended September 30, 2012, our share repurchases were as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Common shares repurchased	605,898	2,942,085
Total cost of shares repurchased	$47,590	$207,048
Average price per share	$78.54	$70.37

We have classified the repurchased shares not designated for cancellation as “treasury shares, at cost” on the consolidated balance sheets. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

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

On June 7, 2012, Allied World Bermuda amended its existing secured credit facility. The amended $450 million four-year secured credit facility (the “Amended Secured Credit Facility”) is with a syndication of lenders and is primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business of Allied World Bermuda and its subsidiaries. A portion of the facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. Allied World Bermuda may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Facility.

On June 7, 2012, upon entering into the Amended Secured Credit Facility, Allied World Bermuda terminated its $400 million unsecured credit facility.

As of September 30, 2012, we had a combined unused letters of credit capacity of $458.2 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

In the table below changes in market values as a result of changes in interest rates is determined by calculating hypothetical September 30, 2012 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total market value	$8,038.8	$7,953.0	$7,906.6	$7,841.4	$7,767.8	$7,690.0	$7,520.7
Market value change from base	197.4	111.6	65.2	—	(73.6)	(151.4)	(320.7)
Change in unrealized appreciation/(depreciation)	2.5%	1.4%	0.8%	0%	(0.9%)	(1.9%)	(4.1%)

In the table below changes in market values as a result of changes in credit spreads are determined by calculating hypothetical September 30, 2012 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total market value	$5,893.7	$5,780.5	$5,723.9	$5,667.4	$5,610.8	$5,554.2	$5,441.0
Market value change from base	226.3	113.1	56.5	—	(56.6)	(113.2)	(226.4)
Change in unrealized appreciation/(depreciation)	4.0%	2.0%	1.0%	0%	(1.0%)	(2.0%)	(4.0%)

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of September 30, 2012.

	Fair Value September 30, 2012	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$686.4	AAA	7.7%

U.S. government securities	$1,487.6	AA+	16.7%
U.S. government agencies	391.0	AA+	4.4%
Non-U.S. government and government agencies	309.5	AA+	3.5%
State, municipalities and political subdivisions	41.5	AA-	0.5%
Mortgage-backed securities (“MBS”):
Agency MBS	1,606.2	AA+	18.1%
Non-agency Residential MBS	107.4	A	1.2%
Non-agency Residential MBS - Non investment grade	230.3	CCC	2.6%
Commercial MBS	308.1	AA+	3.4%

Total mortgage-backed securities	2,252.0		25.3%
Corporate securities:
Financials	1,031.8	A+	11.6%
Industrials	1,145.6	BBB	12.9%
Utilities	59.8	BBB	0.6%

Total corporate securities	2,237.2		25.1%
Asset-backed securities:
Credit cards	26.1	AAA	0.3%
Auto receivables	34.4	AAA	0.4%
Student Loans	160.0	AA+	1.8%
Collateralized loan obligations	193.7	AA+	2.2%
Other	22.0	AAA	0.2%

Total asset-backed securities	436.2		4.9%

Total fixed income securities	$7,155.0		80.4%

Private equity	$124.2	N/A	1.4%
Hedge funds	440.5	N/A	5.0%
Equities	490.4	N/A	5.5%

Total investment portfolio	$8,896.5		100.0%

As of September 30, 2012, we held $7.2 billion of fixed income securities. Of those assets, approximately 90.4% were rated investment grade (Baa3/BBB- or higher) with the remaining 9.6% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.

Our agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.

Our non-agency commercial mortgage-backed securities are subject to the risk of non-payment due to increased levels of delinquencies, defaults and losses on commercial loans that cumulatively create shortfalls beyond the level of subordination in our specific securities. As of September 30, 2012, 31.3% of our non-agency commercial mortgage-backed securities were rated below Aaa/AAA.

As of September 30, 2012, we held investments in other invested assets with a fair value of $564.7 million. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

During 2011, concerns about sovereign and corporate credits throughout the European Economic Area became elevated. As of September 30, 2012, our direct exposure to European credit across all of Europe was $751.6 million and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. Of that, approximately $222.8 million was invested in debt issued or guaranteed by European nations, $32.7 million was invested in structured products and $496.1 million was invested in debt and equity securities of European corporations (not guaranteed by a sovereign nation) as outlined in the table below. As of September 30, 2012, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	September 30, 2012
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Belgium	$22.0	$—	$24.6	$46.6
Denmark	34.9	—	—	34.9
France	—	6.6	61.5	68.1
Germany	71.1	2.8	18.4	92.3
Ireland	—	—	0.1	0.1
Italy	—	—	3.1	3.1
Luxembourg	—	—	13.3	13.3
Netherlands	39.9	—	44.8	84.7
Norway	12.8	—	61.9	74.7
Russia	—	—	12.3	12.3
Spain	—	—	13.2	13.2
Sweden	—	—	34.5	34.5
Switzerland	10.7	—	44.3	55.0
United Kingdom	31.4	23.3	164.1	218.8

Total exposure	$222.8	$32.7	$496.1	$751.6

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

As of September 30, 2012 and December 31, 2011, less than 3.6% and 3.1%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the nine months ended September 30, 2012 and 2011, approximately 13% and 12%, respectively, was written in currencies other than the U.S. dollar.

Item 4. Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2012, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our repurchases of our common shares during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2012	185,998	$79.11	185,998	$500,000,000
August 1 - 31, 2012	229,900	78.39	229,900	481,978,738
September 1 - 30, 2012	190,000	78.18	190,000	467,124,363

Total	605,898	$78.54	605,898	$467,124,363	(1)

(1)	At the 2012 Annual Shareholder Meeting on May 3, 2012, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

3.2(2)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1(3)†	Form of Indemnification Agreement for Thomas A. Bradley.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 24, 2012.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 3, 2012.

(3)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010. The Indemnification Agreement, dated as of September 24, 2012, for Thomas A. Bradley is materially identical to the form filed as Exhibit 10.4 thereto.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

Dated: November 9, 2012	By:	/s/ Scott A. Carmilani
Name: Scott A. Carmilani
Title: President and Chief Executive Officer

Dated: November 9, 2012	By:	/s/ Thomas A. Bradley
Name: Thomas A. Bradley
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

3.2(2)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1(3)†	Form of Indemnification Agreement for Thomas A. Bradley.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 24, 2012.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 3, 2012.

(3)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010. The Indemnification Agreement, dated as of September 24, 2012, for Thomas A. Bradley is materially identical to the form filed as Exhibit 10.4 thereto.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.