Form 10-K
period 2012-12-31
Allied World Assurance Co Holdings, AG
filed 2013-02-26
CIK 1163348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

41-41-768-1080

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value CHF 12.64 per share	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.8 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 18, 2013, 34,541,409 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 2, 2013 is incorporated in Part III of this Form 10-K.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

PART I

References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the terms “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to our “insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-K to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-K to Holdings’ “common shares” means its registered voting shares. For your convenience, we have included a glossary beginning on page 51 of selected insurance and reinsurance terms.

Item 1.	Business.

Overview

We are a Swiss-based insurance and reinsurance company that underwrites a diverse portfolio of property and casualty lines of business through offices located in Bermuda, Hong Kong, Ireland, Singapore, Switzerland, the United Kingdom and the United States. For the year ended December 31, 2012, our U.S. insurance, international insurance and reinsurance segments accounted for 42.7%, 24.7% and 32.6%, respectively, of our total gross premiums written of $2,329.3 million. As of December 31, 2012, we had $12.0 billion of total assets and $3.3 billion of shareholders’ equity.

We were formed in Bermuda in 2001, and we redomesticated to Switzerland in December 2010, at which time Holdings became the ultimate parent company of Allied World Assurance Company Holdings, Ltd, the former publicly-traded Bermuda holding company (“Allied World Bermuda”) and its subsidiaries. Since our formation, we have focused primarily on the direct insurance markets. We offer our clients and producers significant capacity in both the direct property and casualty insurance markets as well as in the reinsurance market. We have expanded since our formation and now have 17 offices located in seven different countries.

Internationally, we first established a presence in Europe when Allied World Assurance Company (Europe) Limited was approved to carry on business in the European Union (“E.U.”) from its office in Dublin, Ireland in October 2002 and from a branch office in London, England in May 2003. Allied World Assurance Company (Reinsurance) Limited was approved to write reinsurance in the E.U. from its office in Ireland in July 2003 and from a branch office in London, England in August 2004. In recent years, we have further expanded our European presence, first in October 2008 when Allied World Assurance Company (Reinsurance) Limited opened a branch office in Zug, Switzerland to further penetrate the European market, and later in March 2011 when we received an insurance and reinsurance license for Allied World Assurance Company, AG, a Swiss-domiciled company located in Zug, Switzerland.

In July 2002, we established a presence in the United States when we acquired two insurance companies, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company. We have made substantial investments to expand our North American business, which has grown significantly since 2009 and which we expect will continue to grow in size and importance in the coming years. In February 2008, we acquired a U.S. reinsurance company which we operated under the name Allied World Reinsurance Company until December 2012, when it was renamed Allied World Insurance Company. We write our U.S. reinsurance business through this company. In October 2008, we acquired Darwin Professional Underwriters, Inc. and its subsidiaries (collectively, “Darwin”) to further expand our U.S. insurance platform. We currently have eleven offices in the United States and are licensed in Canada.

Our corporate expansion continued into Asia when Allied World Assurance Company, Ltd opened branch offices in Hong Kong in March 2009 and in Singapore in December 2009. In July 2011, we received a license to write reinsurance business in Labuan, a financial center in Malaysia.

In early 2010, we received approval from Lloyd’s to establish a syndicate. Our Lloyd’s syndicate, Syndicate 2232, commenced underwriting in June 2010. Syndicate 2232 is managed by Capita Managing Agency Limited, a subsidiary of The Capita Group PLC, which is authorized by the Financial Services Authority in the United

Kingdom (the “FSA”). In July 2010, we received approval from the Monetary Authority of Singapore and Lloyd’s Asia to register and operate a service company, Capita 2232 Services Pte Ltd. As part of the Lloyd’s Asia platform, the service company underwrites exclusively on behalf of Syndicate 2232. Syndicate 2232, via the service company, offers a broad range of insurance and reinsurance treaty products from Singapore, including property, casualty and specialty lines, to clients in the Asia Pacific, Middle East and Africa regions. In September 2012, Allied World Reinsurance Management Company received approval to act as a Lloyd’s coverholder to underwrite Latin American and Caribbean treaty business from our Miami office on behalf of Syndicate 2232.

Available Information

We maintain a website at www.awac.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available, free of charge through our website, our Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating & Corporate Governance Committee Charter, Enterprise Risk Committee Charter, Corporate Governance Guidelines, Code of Ethics for CEO and Senior Financial Officers and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Allied World Assurance Company Holdings, AG, Lindenstrasse 8, 6340 Baar, Zug, Switzerland, attention: Wayne H. Datz, Corporate Secretary, or via e-mail to secretary@awac.com. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

•

Exercise underwriting and risk management discipline. We believe we exercise underwriting and risk management discipline by: (i) maintaining a diverse spread of risk across product lines and geographic zones, (ii) managing our aggregate property catastrophe exposure through the application of sophisticated modeling tools, (iii) monitoring our exposures on non-property catastrophe coverages, (iv) adhering to underwriting guidelines across our business lines and (v) fostering a culture that focuses on enterprise risk management and strong internal controls.

•

Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

Our premium revenues are generated by operations conducted from our corporate headquarters in Switzerland and our other offices in Bermuda, Europe, Hong Kong, Singapore and the United States. For information concerning our gross premiums written by geographic location of underwriting office, see Item 7.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of Years Ended December 31, 2012 and 2011” and “— Comparison of Years Ended December 31, 2011 and 2010.”

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

The gross premiums written in each segment for the years ended December 31, 2012. 2011 and 2010 were as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in millions)
U.S. insurance	$993.9	42.7%	$838.6	43.3%	$729.3	41.5%
International insurance	575.1	24.7%	530.4	27.3%	504.9	28.7%
Reinsurance	760.3	32.6%	570.5	29.4%	524.2	29.8%

Total	$2,329.3	100.0%	$1,939.5	100.0%	$1,758.4	100.0%

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

The table below illustrates the breakdown of the company’s U.S. direct insurance gross premiums written by line of business for the year ended December 31, 2012.

	Year Ended December 31, 2012
	Amount	% of Total
	($ in millions)
General casualty	$269.6	27.1%
Professional liability	260.8	26.2%
Healthcare	207.3	20.9%
Programs	105.3	10.6%
General property	94.3	9.5%
Other(1)	56.6	5.7%

	$993.9	100.0%

(1)	Includes our inland marine, environmental and mergers and acquisitions lines of business.

Products and Customer Base

Our casualty operations in the United States focus on insurance products providing coverage for specialty type risks, such as professional liability, environmental liability, product liability, and healthcare liability risks, and we offer commercial general liability products as well. Professional liability products include policies covering directors and officers, employment practices and fiduciary liability insurance. We also offer a diverse mix of errors and omissions liability coverages for a variety of service providers, including law firms, technology companies, insurance companies, insurance agents and brokers, and municipalities. We also provide both primary and excess liability and other casualty coverages to the healthcare industry, including hospitals and hospital systems, managed care organizations, accountable care organizations and medical facilities such as home care providers, specialized surgery and rehabilitation centers, and outpatient clinics. We regularly assess our product mix, and we evaluate new products and markets where we believe our underwriting and service will allow us to differentiate our offerings.

In late 2009, we commenced writing environmental liability business by offering a line of environmental casualty products covering the pollution and related liability exposures of general contractors, tank installers, remediation contractors and others. During 2012, we introduced new coverages for mergers and acquisitions liability, privacy and technology liability.

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

Our U.S. property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property risks. During 2011, we also commenced writing inland marine business. We write solely commercial coverages and concentrate our efforts on primary risk layers of insurance (as opposed to excess layers), offering meaningful but limited capacity in these layers. This means that we are typically part of the first group of insurers that cover a loss up to a specified limit. We offer general property products from our underwriting platforms in the United States, and cover risks for retail chains, real estate, manufacturers, hotels and casinos, and municipalities.

We currently have a total of 12 insurance programs in the United States, offering a variety of products including professional liability, excess casualty and primary general liability. We generally retain responsibility for administration of claims, although we may opt to outsource claims in selected situations. In selecting program administrators, we consider the integrity, experience and reputation of the program administrator, the availability of reinsurance and the potential profitability of the business. In order to assure the continuing integrity of the underwriting and related business operations in our program business, we conduct additional reviews and audits of the program administrator. To help align our interests with those of our program administrators, we seek to set up incentive-based compensation to encourage better long-term underwriting results as a component of their fees.

For more information concerning our gross premiums written by line of business in our U.S. insurance segment, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — U.S. Insurance Segment — Comparison of Years Ended December 31, 2012 and 2011” and “— Comparison of Years Ended December 31, 2011 and 2010.”

Distribution

Within our U.S. insurance segment, insurance policies are placed through a network of over 200 insurance intermediaries, including excess and surplus lines wholesalers and regional and national retail brokerage firms. A subset of these intermediaries also access certain of our U.S. casualty products via our proprietary i-bind platform that allows for accelerated quote and bind capabilities through the internet. Marsh & McLennan Companies, Inc. (“Marsh”) accounted for approximately 10% of gross premiums written in the U. S. insurance segment during 2012.

International Insurance Segment

General

The international insurance segment includes our direct insurance operations outside of the United States. It includes our operations in Bermuda, Europe and Asia. Our Bermuda operations underwrite primarily larger, Fortune 1000 casualty and property risks for accounts domiciled in North America. Our insurance operations in Europe, with offices in Dublin, London and Switzerland, have focused on mid-sized to large European and multi-national companies domiciled outside of North America, and we are also diversifying into insurance products for smaller commercial clients. In addition, Syndicate 2232 offers select product lines including international property, general casualty and professional liability, targeted at key territories such as countries in Latin America and the Asia Pacific region. The international insurance segment also encompasses our offices in Asia that underwrite a variety of primary and excess professional liability lines and general casualty and healthcare insurance products. Our staff in the international insurance segment is spread among our locations in Bermuda, Europe and Asia because we believe it is important that our underwriters be physically present in the major insurance markets around the world where we compete for business.

The table below illustrates the breakdown of the company’s international insurance gross premiums written by line of business for the year ended December 31, 2012.

	Year Ended December 31, 2012
	Amount	% of Total
	($ in millions)
Professional liability	$182.0	31.7%
General property	157.2	27.3%
General casualty	131.6	22.9%
Healthcare	73.2	12.7%
Other	31.1	5.4%

	$575.1	100.0%

Products and Customer Base

Our casualty operations within our international insurance provide general casualty products; professional liability products such as directors and officers, employment practices, fiduciary and errors and omissions liability insurance; and healthcare liability products. Our focus with respect to general casualty products is on complex risks in a variety of industries, including manufacturing, energy, chemicals, transportation, real estate, consumer products, medical and healthcare services and construction. We also offer a diverse mix of coverages for a number of industries including law firms, technology companies, financial institutions, insurance companies and brokers, manufacturing and energy, and engineering and construction firms. Our healthcare underwriters provide risk transfer products to numerous healthcare institutions, such as hospitals, managed care organizations and healthcare systems. We offer both primary and excess coverage, with the latter focused primarily on insuring excess layers, with a median attachment point of $80 million. Our international insurance segment utilizes significant gross limit capacity.

We offer general property products from our underwriting platforms in Bermuda and Europe. Our international property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property risks and mining risks. We write solely commercial coverages and focus on the insurance of the primary risk layer. The types of commercial property risks we cover include retail chains, real estate, manufacturers, hotels and casinos.

In 2010, we commenced writing trade credit insurance by offering short- and medium-term credit insurance for clients that export primarily to and from Latin America and the Caribbean.

For more information on our gross premiums written by line of business in our international insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — International Insurance Segment — Comparison of Years Ended December 31, 2012 and 2011” and “— Comparison of Years Ended December 31, 2011 and 2010.”

Distribution

With regard to our international insurance segment, we utilize our relationships with insurance intermediaries as our principal method for obtaining business. Our international insurance segment maintains significant relationships with Marsh, Aon Corporation (“Aon”) and Willis Group Holdings (“Willis”), which accounted for 29%, 25% and 11%, respectively, of our gross premiums written in this segment during 2012.

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

We determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by one of our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance and workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year. Our reinsurance segment operates from our offices in Bermuda, London, Miami, New York, Singapore and Switzerland.

The table below illustrates the breakdown of the company’s reinsurance gross premiums written by line of business for the year ended December 31, 2012.

	Year Ended December 31, 2012
	Amount	% of Total
	($ in millions)
Property	$354.6	46.7%
Casualty	254.3	33.4%
Specialty	151.4	19.9%

	$760.3	100.0%

Product Lines and Customer Base

Property, casualty and specialty reinsurance is the principal source of revenue for this segment. The insurers we reinsure range from single state to nationwide insurers located in the United States as well as specialty carriers or the specialty divisions of standard lines carriers. For our international treaty unit, our clients include multi-national insurers, single territory insurers, niche carriers and Lloyd’s syndicates. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. In October 2008, we expanded our international reach by opening a branch office in Switzerland that offers property, general casualty and professional liability products throughout Europe. This business is now being written by Allied World Assurance Company, AG, our Swiss licensed insurance and reinsurance company. Syndicate 2232 also offers international treaty reinsurance. During 2009, we expanded our reinsurance operations both in Asia, where we opened a branch office in Singapore that serves as the company’s hub for all classes of treaty reinsurance business for the region, and in the United States, where we added a property underwriting team to our reinsurance platform. In December 2010, we expanded our specialty reinsurance offerings by launching a marine and specialty division. In 2011, we added crop reinsurance offerings. In September 2012, our Miami operations received approval to act as a Lloyd’s coverholder to underwrite treaty business in Latin America and the Caribbean on behalf of Syndicate 2232. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.

Our property reinsurance underwrites treaties which protect insurers who write residential, commercial and industrial accounts in North America, Europe, Asia and Latin America. Our predominant exposure to loss is in North America. We also write Euro-centric business, including Lloyd’s syndicates and Continental European companies, and are expanding our capabilities in Asia and Latin America. We emphasize monoline, per risk accounts, which are structured as either quota share or excess-of-loss reinsurance. Monoline reinsurance applies to one kind of coverage, and per risk reinsurance coverage applies to a particular risk (for example a building and its contents), rather than on a per accident, event or aggregate basis. Where possible, coverage is provided on a “losses occurring” basis, which limits coverage to property losses occurring within the treaty year. We selectively write industry loss warranties where we believe market opportunities justify the risks.

Our casualty reinsurance business consists of general casualty and professional liability lines and writes both treaty and facultative business. Our general casualty treaties cover working layer, intermediate layer and catastrophe exposures. We sell both quota share and excess-of-loss reinsurance. We principally underwrite general liability, auto liability and commercial excess and umbrella liability for both admitted and non-admitted companies. Our general casualty facultative business is principally comprised of lower-attachment, individual-risk reinsurance covering automobile liability, general liability and workers compensation risks for many of the largest U.S. property-casualty and surplus lines insurers. Our professional liability treaties cover several products, primarily directors’ and officers’ liability, but also attorneys’ malpractice, medical malpractice, miscellaneous professional classes and transactional risk liability. The complex exposures undertaken by this unit demand highly technical underwriting and pricing analysis.

For our specialty reinsurance business, we underwrite on a global basis crop, marine and aviation, and other specialty lines of business, including accident and health business with an emphasis on catastrophe personal accident programs and workers compensation catastrophe business.

For more information on our gross premiums written by line of business in our reinsurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reinsurance Segment — Comparison of Years Ended December 31, 2012 and 2011” and “—Comparison of Years Ended December 31, 2011 and 2010.”

Distribution

Due to a number of factors, including transactional size and complexity, the distribution infrastructure of the reinsurance marketplace is characterized by relatively few intermediary firms. As a result, we have close business relationships with a small number of reinsurance intermediaries, and our business during 2012 was primarily with affiliates of Marsh, Aon and Willis accounting for 41%, 27% and 14%, respectively, of total gross premiums written in this segment during 2012. Due to the substantial percentage of premiums produced in our reinsurance segment by the top three intermediaries, the loss of business from any one of them could have a material adverse effect on our business.

Security Arrangements

Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not admitted as an insurer nor is it accredited as a reinsurer in any jurisdiction in the United States, although it is qualified as an “eligible” reinsurer in several U.S. states. Except in states where it has qualified as an eligible reinsurer, Allied World Assurance Company, Ltd is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for these cedents to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded by them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. For a description of the security arrangements used by us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pledged Assets.”

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

Our management’s internal ERM efforts are overseen by our Board of Directors, primarily through its Enterprise Risk Committee. This committee, comprised of independent directors, is charged with reviewing and recommending to the Board of Directors our overall firm-wide risk appetite as well as overseeing management’s compliance therewith. Our Enterprise Risk Committee reviews our risk management methodologies, standards, tolerances and risk strategies, and assesses whether management is addressing risk issues in a timely and appropriate manner. Our Audit Committee, Investment Committee and Compensation Committee also oversee aspects of our financial, investment and compensation risks, respectively. Internal controls and ERM can provide a reasonable but not absolute assurance that our control objectives will be met. The possibility of material financial loss remains in spite of our ERM efforts.

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

In our direct insurance casualty products, we strive to write diverse business across a variety of product lines and industry classes, and we review business concentrations on a regular basis with the objective of creating balanced portfolios. By maintaining a balanced casualty portfolio, we believe we are less vulnerable to adverse market changes in any one product or industry. In addition, because of the large limits we often deploy for casualty business written in the U.S. insurance segment and the international insurance segment, we utilize both facultative and treaty reinsurance to reduce our net exposure. For more information on the reinsurance we purchase for the casualty business written in the U.S. insurance and international insurance segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Ceded Reinsurance.”

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

Before we review the specifics of any proposal in our reinsurance segment, we consider the attributes of the client, including the experience and reputation of its management and its risk management strategy. We also examine the level of shareholders’ equity, industry ratings, length of incorporation, duration of business model, portfolio profitability, types of exposures and the extent of its liabilities. To identify, manage and monitor accumulations of exposures from potential property catastrophes, we employ industry-recognized software. Our underwriters, actuaries and claims personnel collaborate throughout the reinsurance underwriting process. For property proposals, we also obtain information on the nature of the perils to be included and the policy information on locations to be covered under the reinsurance contract. If a program meets our underwriting criteria, we then assess the adequacy of its proposed pricing, terms and conditions, and its potential impact on our profit targets and risk objectives.

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

We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. Some of these companies have more capital than our company. In our direct insurance business, we compete with insurers that provide property and casualty-based lines of insurance such as: ACE Limited, Arch Capital Group Ltd., Axis Capital Holdings Limited, American International Group, Inc., The Chubb Corporation, Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance Company, Lloyd’s, Markel Insurance Company, Munich Re Group, The Navigators Group, Inc., OneBeacon Insurance Group, Ltd, Swiss Reinsurance Company, W.R. Berkeley Corporation, XL Capital Ltd and Zurich Financial Services. In our reinsurance business, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: ACE Limited, Alterra Capital Holdings, Ltd, Arch Capital Group Ltd., Berkshire Hathaway, Inc., Everest Re Group, Ltd., Lloyd’s, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc. and XL Capital Ltd.

In addition, risk-linked securities, derivatives and other non-traditional risk transfer vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of these non-traditional products could reduce the demand for traditional insurance and reinsurance.

Our Financial Strength Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Moody’s, Standard & Poor’s and Fitch Ratings have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the rating agency’s opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation) and include 15 separate ratings categories. Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest-rated) and includes 21 separate ratings categories. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 21 separate ratings categories. Fitch Ratings maintains a letter scale rating system ranging from “AAA” (Extremely Strong”) to “C” (Distressed) and includes 19 separate ratings categories. Our principal operating subsidiaries and their respective ratings from each rating agency are provided in the table below.

Subsidiary	Rated “A” (Excellent) from A.M. Best(1)	Rated “A2” (Good) from Moody’s(2)	Rated “A” (Strong) from Standard & Poor’s(3)	Rated “A” (Strong) from Fitch Ratings(4)
Allied World Assurance Company, Ltd	X	X	X	X
Allied World Assurance Company (U.S.) Inc.	X	X	X	X
Allied World National Assurance Company	X	X	X	X
Allied World Insurance Company	X	X	X	X
Darwin National Assurance Company	X	—	—	—
Darwin Select Insurance Company	X	—	—	—
Allied World Assurance Company, AG	—	—	X	—
Allied World Assurance Company (Europe) Limited	X	—	X	—
Allied World Assurance Company (Reinsurance) Limited	X	—	X	—

(1)	Third highest of 15 available ratings from A.M. Best.

(2)	Sixth highest of 21 available ratings from Moody’s.

(3)	Sixth highest of 21 available ratings from Standard & Poor’s.

(4)	Fifth highest of 19 available ratings from Fitch Ratings.

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

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008(1)	2009	2010	2011	2012
	($ in thousands)
As Originally Estimated:	$310,508	$1,062,138	$2,084,331	$3,543,811	$3,900,546	$4,307,637	$4,576,828	$4,761,772	$4,879,188	$5,225,143	$5,645,549
Liability Re-estimated as of:
One Year Later	253,691	981,713	1,961,172	3,403,274	3,622,721	3,484,894	4,290,335	4,329,254	4,557,847	4,991,161
Two Years Later	226,943	899,176	1,873,599	3,249,263	3,247,858	3,149,303	3,877,832	3,975,195	4,246,518
Three Years Later	217,712	845,162	1,733,707	2,894,460	2,911,300	2,791,110	3,576,846	3,670,311
Four Years Later	199,860	810,183	1,513,697	2,558,600	2,605,761	2,533,557	3,295,723
Five Years Later	205,432	704,666	1,306,220	2,315,913	2,432,597	2,300,062
Six Years Later	196,495	626,818	1,235,604	2,190,495	2,314,204
Seven Years Later	179,752	619,903	1,207,675	2,168,471
Eight Years Later	184,107	618,248	1,199,686
Nine Years Later	184,104	618,607
Ten Years Later	188,482
Cumulative (Redundancy)	(122,026)	(443,531)	(884,645)	(1,375,340)	(1,586,342)	(2,007,575)	(1,281,105)	(1,091,461)	(632,670)	(233,982)
Cumulative Claims Paid as of:
One Year Later	54,288	138,843	374,605	718,263	560,163	583,447	574,823	634,463	656,568	852,091
Two Years Later	83,465	237,949	574,399	1,154,901	1,002,503	943,879	1,089,540	1,036,171	1,242,079
Three Years Later	100,978	301,264	725,955	1,521,586	1,252,921	1,311,398	1,391,252	1,408,003
Four Years Later	124,109	372,187	842,931	1,662,811	1,531,899	1,469,345	1,680,698
Five Years Later	163,516	425,394	910,393	1,828,977	1,622,539	1,634,536
Six Years Later	184,691	456,652	971,953	1,864,908	1,705,920
Seven Years Later	195,688	478,055	994,769	1,916,912
Eight Years Later	201,516	499,459	1,031,853
Nine Years Later	149,044	514,810
Ten Years Later	156,529

(1)	Reserve for losses and loss expenses includes the reserves for losses and loss expenses of Finial Insurance Company (now renamed Allied World Insurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Liability Re-estimated as of:
One Year Later	82%	92%	94%	96%	93%	81%	94%	91%	93%	96%
Two Years Later	73%	85%	90%	92%	83%	73%	85%	83%	87%
Three Years Later	70%	80%	83%	82%	75%	65%	78%	77%
Four Years Later	64%	76%	73%	72%	67%	59%	72%
Five Years Later	66%	66%	63%	65%	62%	53%
Six Years Later	63%	59%	59%	62%	59%
Seven Years Later	58%	58%	58%	61%
Eight Years Later	59%	58%	58%
Nine Years Later	59%	58%
Ten Years Later	61%
Cumulative (Redundancy)	(39%)	(42%)	(42%)	(39%)	(41%)	(47%)	(28%)	(23%)	(13%)	(4%)

Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	17%	13%	18%	20%	14%	14%	13%	13%	13%	16%
Two Years Later	27%	22%	28%	33%	26%	22%	24%	22%	25%
Three Years Later	33%	28%	35%	43%	32%	30%	30%	30%
Four Years Later	40%	35%	40%	47%	39%	34%	37%
Five Years Later	53%	40%	44%	52%	42%	38%
Six Years Later	59%	43%	47%	53%	44%
Seven Years Later	63%	45%	48%	54%
Eight Years Later	65%	47%	50%
Nine Years Later	48%	48%
Ten Years Later	50%

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Losses Net of Reinsurance

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008(1)	2009	2010	2011	2012
	($ in thousands)
As Originally Estimated:	$299,946	$967,305	$1,809,588	$2,826,930	$3,211,441	$3,624,872	$3,688,514	$3,841,781	$3,951,600	$4,222,224	$4,504,439
Liability Re-estimated as of:
One Year Later	243,129	887,870	1,760,469	2,662,723	2,978,320	3,312,248	3,440,522	3,528,426	3,698,072	4,051,875
Two Years Later	216,381	833,496	1,655,675	2,551,946	2,699,585	3,032,063	3,128,342	3,255,966	3,474,313
Three Years Later	207,945	773,967	1,551,115	2,281,007	2,416,966	2,742,484	2,882,645	3,020,003
Four Years Later	191,471	746,355	1,353,988	1,986,782	2,152,221	2,518,524	2,655,736
Five Years Later	197,656	648,469	1,162,263	1,776,483	1,997,008	2,326,535
Six Years Later	188,733	574,803	1,098,702	1,663,577	1,895,963
Seven Years Later	172,219	568,273	1,075,318	1,644,204
Eight Years Later	176,582	566,975	1,067,080
Nine Years Later	176,579	567,803
Ten Years Later	180,956
Cumulative (Redundancy)	(118,990)	(399,502)	(742,508)	(1,182,726)	(1,315,478)	(1,298,337)	(1,032,778)	(821,778)	(477,287)	(170,349)
Cumulative Claims Paid as of:
One Year Later	52,077	133,336	306,865	461,310	377,250	415,214	415,902	498,084	542,649	743,844
Two Years Later	76,843	214,939	482,038	759,276	698,959	681,332	811,697	843,697	1,050,845
Three Years Later	93,037	272,028	624,894	990,514	884,077	964,790	1,069,303	1,171,454
Four Years Later	116,494	342,898	733,286	1,090,679	1,094,011	1,099,963	1,318,773
Five Years Later	155,904	407,712	783,091	1,219,997	1,167,580	1,244,936
Six Years Later	172,974	426,354	833,918	1,248,296	1,241,493
Seven Years Later	176,390	440,812	851,312	1,293,137
Eight Years Later	177,880	455,271	883,239
Nine Years Later	141,507	467,305
Ten Years Later	145,698

(1)	Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of Finial Insurance Company (now renamed Allied World Insurance Company), which we acquired in February 2008, and Darwin, which we acquired in October 2008.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Losses Net of Reinsurance

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Liability Re-estimated as of:
One Year Later	81%	92%	97%	94%	93%	91%	93%	92%	94%	96%
Two Years Later	72%	86%	91%	90%	84%	84%	85%	85%	88%
Three Years Later	69%	80%	86%	81%	75%	76%	78%	79%
Four Years Later	64%	77%	75%	70%	67%	69%	72%
Five Years Later	66%	67%	64%	63%	62%	64%
Six Years Later	63%	59%	61%	59%	59%
Seven Years Later	57%	59%	59%	58%
Eight Years Later	59%	59%	59%
Nine Years Later	59%	59%
Ten Years Later	60%
Cumulative (Redundancy)	(40%)	(41%)	(41%)	(42%)	(41%)	(36%)	(28%)	(21%)	(12%)	(4%)

Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	17%	14%	17%	16%	12%	11%	11%	13%	14%	18%
Two Years Later	27%	22%	27%	27%	22%	19%	22%	22%	27%
Three Years Later	33%	28%	35%	35%	28%	27%	29%	30%
Four Years Later	40%	35%	41%	39%	34%	30%	36%
Five Years Later	53%	42%	43%	43%	36%	34%
Six Years Later	59%	44%	46%	44%	39%
Seven Years Later	63%	46%	47%	46%
Eight Years Later	65%	47%	49%
Nine Years Later	48%	48%
Ten Years Later	49%

Losses Net of Reinsurance

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2012, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,222.2	$3,951.6	$3,841.8
Incurred related to:
Commutation of variable rated reinsurance contracts	—	11.5	8.9
Current year non-catastrophe	1,130.0	909.0	913.9
Current year property catastrophe	179.6	292.2	98.4
Prior year	(170.3)	(253.5)	(313.3)

Total incurred	1,139.3	959.2	707.9

Paid related to:
Current year non-catastrophe	99.1	72.1	61.0
Current year property catastrophe	18.1	70.1	37.6
Prior year	743.8	542.6	498.1

Total paid	861.0	684.8	596.7
Foreign exchange revaluation	3.9	(3.8)	(1.4)

Net reserve for losses and loss expenses, December 31	4,504.4	4,222.2	3,951.6
Losses and loss expenses recoverable	1,141.1	1,002.9	927.6

Reserve for losses and loss expenses, December 31	$5,645.5	$5,225.1	$4,879.2

Investments

Investment Strategy and Guidelines

We believe that we follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. As of December 31, 2012, investment grade, fixed-maturity securities and cash and cash equivalents, represented 77% of our total investments and cash and cash equivalents, with the remainder invested in non-investment grade securities and loans, equities, hedge funds and other alternative investments. Our current Investment Policy Statement contains restrictions on the maximum amount of our investment portfolio that may be invested in alternative investments (such as hedge funds and private equity vehicles) as well as a minimum amount that must be maintained in investment grade fixed income securities and cash. Beginning in 2012, two new subsidiaries (Allied World Financial Services, Ltd and Allied World Financial Services, Inc., collectively, “AWFS”) invest in nonpublic entities that we believe will complement our core insurance and reinsurance operations and diversify our revenues. These investments do not and are not expected to represent a material part of the company’s total investment portfolio.

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

Investment Committee and Investment Managers

The Investment Committee of our Board of Directors has approved an Investment Policy Statement that contains investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and compliance with investment objectives and guidelines, and ultimately reports our overall investment results to the Board of Directors.

For our fixed income assets and loans we have engaged six outside investment managers to provide us with certain discretionary investment management services. We have agreed to pay investment management fees based on the market values of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included as a deduction to net investment income. These investment management agreements may generally be terminated by either party upon 30 days prior written notice.

Our Portfolio

Composition as of December 31, 2012

As of December 31, 2012, we had total investments and cash and cash equivalents of $8.8 billion, including restricted cash, fixed-maturity securities, equity securities, hedge fund, private equity investments and other securities. The average credit quality of our investments is rated AA—by Standard & Poor’s and Aa3 by Moody’s. Short-term instruments must be rated a minimum of A-1, F-1 or P-1 by Standard & Poor’s, Moody’s or Fitch. The target duration range is 1.00 to 4.25 years. The portfolio has a total return rather than income orientation. The average duration of our investment portfolio was 2.1 years as of December 31, 2012.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2012.

	Fair Value	Average Rating	Portfolio Percentage
	($ in millions)
Type of Investment
Cash and cash equivalents	$865.4	AAA	9.8%
U.S. government securities	1,529.2	AA+	17.3%
U.S. government agencies	336.8	AA+	3.8%
Non-U.S. government and government agencies	261.6	AA+	3.0%
State, municipalities and political subdivisions	40.4	AA-	0.5%
Mortgage-backed securities:
Agency mortgage-backed securities	1,400.9	AA+	15.9%
Non-agency residential mortgage-backed securities	90.3	BBB+	1.0%
Non-agency mortgage-backed securities (non-investment grade strategy)	176.8	CCC	2.0%
Commercial mortgage-backed securities	290.4	AA+	3.4%

Total mortgage-backed securities	1,958.4		22.3%
Corporate securities:
Financial institutions	866.1	A+	9.8%
Industrials	1,153.9	BBB-	13.1%
Utilities	69.2	BBB-	0.8%

Total corporate securities	2,089.2		23.7%
Asset-backed securities:
Credit card receivables	24.9	AAA	0.3%
Automobile loan receivables	31.3	AAA	0.4%
Student loan receivables	133.0	AA+	1.5%
Collateralized loan obligations	190.2	AA+	2.2%
Other	31.5	AAA	0.3%

Total asset-backed securities	410.9		4.7%
Other invested assets:
Hedge funds	151.0	N/A	1.7%
Private equity funds	504.9	N/A	5.7%
Other private securities	127.6	N/A	1.5%

Total other invested assets	783.5		8.9%
Equity securities	523.9	N/A	6.0%

Total investment portfolio	$8,799.3		100.0%

For more information on the securities in our investment portfolio, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value of Financial Instruments”.

Ratings as of December 31, 2012

The investment ratings (provided by Standard & Poor’s and Moody’s) for fixed-maturity securities held as of December 31, 2012 and the percentage of our total fixed-maturity securities they represented on that date were as follows:

	Fair Value	Percentage of Total Fair Value
	($ in millions)
Ratings
U.S. government and government agencies	$1,865.9	28.2%
AAA/Aaa	866.7	13.1%
AA/Aa	1,905.3	28.8%
A/A	876.1	13.2%
BBB/Bbb	393.9	5.9%
BB/Bb	245.9	3.7%
B/B	262.3	4.0%
CCC+ and below	210.4	3.1%

Total	$6,626.5	100.0%

Maturity Distribution as of December 31, 2012

The maturity distribution for our fixed-maturity securities held as of December 31, 2012 was as follows:

	Fair Value	Percentage of Total Fair Value
	($ in millions)
Maturity
Due within one year	$573.9	8.6%
Due after one year through five years	2,835.9	42.8%
Due after five years through ten years	774.4	11.7%
Due after ten years	73.0	1.1%
Mortgage-backed	1,958.4	29.6%
Asset-backed	410.9	6.2%

Total	$6,626.5	100.0%

Investment Returns for the Year Ended December 31, 2012

Our investment returns for year ended December 31, 2012 ($ in millions):

Net investment income	$167.1
Net realized investment gains	306.4
Net change in unrealized gains	(17.6)

Total net investment return	$455.9

Total financial statement portfolio return(1)	5.5%
Effective annualized yield(2)	2.1%

(1)	Total financial statement portfolio return for our investment portfolio is calculated using beginning and ending market values adjusted for external cash flows and includes the net change in unrealized gains and losses.

(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.

Our Principal Operating Subsidiaries

Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company that began operations in November 2001. It carries on business from its offices in Bermuda and from branch offices licensed in Hong Kong and Singapore, as well as under its license from Labuan. Allied World Assurance Company (Europe) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the E.U. from its office in Dublin, Ireland since October 2002 and from a branch office in London, England since May 2003. Since its formation, Allied World Assurance Company (Europe) Limited has written business primarily originating from Dublin, Ireland, the United Kingdom and Continental Europe. Allied World Assurance Company (Reinsurance) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the E.U. from its office in Ireland since July 2003, from a branch office in London, England since August 2004 and from a branch office in Zug, Switzerland since October 2008. We include the business produced by Allied World Assurance Company (Reinsurance) Limited in our international insurance segment (other than reinsurance business written through its Swiss branch office) even though the majority of coverages are structured as facultative reinsurance. Allied World Assurance Company, AG is a direct subsidiary of Holdings which was formed in Switzerland in May 2010 and licensed by the Swiss Financial Market Supervisory Authority (“FINMA”) to write insurance and reinsurance from our office in Zug, Switzerland and approved to operate a branch from our office in Bermuda.

We write direct insurance in the United States primarily through four subsidiaries, Allied World Assurance Company (U.S.) Inc. and Allied World National Assurance Company, which we acquired in July 2002, and Darwin National Assurance Company and Darwin Select Insurance Company, which we acquired in October 2008. These companies are authorized or eligible to write insurance on both a surplus lines and admitted basis throughout the United States. In February 2008, we also acquired a fully licensed subsidiary which we operated as Allied World Reinsurance Company until late 2012, when it was renamed Allied World Insurance Company. It offers primarily reinsurance, although it also writes direct insurance. Lastly, Allied World Reinsurance Management Company was formed in Delaware in February 2012. It is licensed to write as a managing general underwriter for our U.S. reinsurance business.

The activities of AWAC Services Company (Bermuda), Ltd, AWAC Services Company (Ireland) Limited and AWAC Services Company are limited to providing certain administrative services to various subsidiaries of Holdings. During 2010, we formed a new subsidiary, 2232 Services Limited, in the United Kingdom in order to administratively support the operations of Syndicate 2232 at Lloyd’s. Allied World Financial Services, Ltd and Allied World Financial Services, Inc. were incorporated in Bermuda and Delaware, respectively, during 2012 to engage in investment transactions intended to complement the Company’s core property and casualty business.

Our Employees

As of February 11, 2013, we had a total of 818 full-time employees. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

Regulatory Matters

General

The business of insurance and reinsurance is regulated in most countries, and our operating subsidiaries are required to comply with a wide variety of laws and regulations both in the jurisdictions in which they are organized and where they sell their products. The insurance regulatory environment has become subject to increased scrutiny in many jurisdictions globally.

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

Bermuda

The Insurance Act 1978 of Bermuda (the “Insurance Act”) regulates the insurance and reinsurance business of Allied World Assurance Company, Ltd and provides that no person may carry on any insurance business in or from Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Allied World Assurance Company, Ltd has been registered as a Class 4 insurer by the BMA and approved to carry on general insurance and reinsurance business. The Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance and reinsurance companies and grants the Bermuda Monetary Authority powers to supervise and investigate the affairs of these companies.

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

Eligible Capital.    Allied World Assurance Company, Ltd is now required to disclose the makeup of its capital in accordance with the recently introduced “three-tiered capital system”. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified tier 1 capital, lesser quality capital will be classified as either tier 2 capital or tier 3 capital. The maximum of tier 1, 2 and 3 capital that may be used to support the company’s minimum solvency margin, enhanced capital requirement and target capital level will be determined in accordance with the BMA’s rules.

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

Filings.    Allied World Assurance Company, Ltd must file with the BMA annual and quarterly statutory financial returns, annual GAAP financial statements and an annual capital and solvency return.

Group Supervision.    In 2011, the BMA notified Allied World Assurance Company, Ltd that it intended to act as group supervisor of our insurance and reinsurance companies and that Allied World Assurance Company, Ltd had been designated as the “designated insurer” in respect thereof. In accordance with the current group supervision and solvency rules, Allied World Assurance Company, Ltd is now required to prepare and submit annual audited group U.S. GAAP financial statements, annual group statutory financial statements, an annual group statutory financial return, an annual group capital and solvency return and quarterly group unaudited financial returns. Enhanced group capital requirements will come into effect in 2014.

Currency matters.    As the BMA has classified each of our Bermuda subsidiaries as non-residents of Bermuda, these subsidiaries may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda.

Code of Conduct.    Allied World Assurance Company, Ltd must comply with the Insurance Code of Conduct which prescribes the duties, standards, procedures and sound business principles with which all companies registered under the Insurance Act must comply. Failure to comply with the requirements of the Insurance Code of Conduct will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation and will be a factor in calculating the operational risk charge under the insurer’s BSCR model.

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

United States

Our U.S. insurance and reinsurance subsidiaries are admitted or surplus line eligible in all 50 states and the District of Columbia. Allied World Assurance Company (U.S.) Inc. is admitted in three states, including Delaware, its state of domicile, surplus lines eligible in 49 jurisdictions, including the District of Columbia and Puerto Rico, and an accredited reinsurer in 38 jurisdictions, including the District of Columbia. Allied World National Assurance Company is admitted in 44 jurisdictions, including New Hampshire, its state of domicile, surplus lines eligible in three states and an accredited reinsurer in one state. Allied World Insurance Company (f/k/a Allied World Reinsurance Company) is admitted to write insurance and reinsurance in all 50 states, including New Hampshire, its state of domicile, and the District of Columbia. Darwin National Assurance Company is domiciled in Delaware and admitted to write in all other U.S. jurisdictions except Arkansas. Darwin Select

Insurance Company, which is an Arkansas company, is admitted in that state and is an eligible surplus lines writer in all other states and the District of Columbia, and Vantapro Specialty Insurance Company, which is an inactive Arkansas company, is currently admitted only in Arkansas and Illinois.

Our U.S. admitted and authorized insurers and reinsurers are subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate inter-affiliate transactions and dividend payments, insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states’ regulatory schemes also extend to policy form approval and market conduct regulation. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

Holding Company Regulation.    Insurance holding company laws vary by state but generally require admitted insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions involving the insurers in a holding company system and their affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the state insurance department. In addition, insurance holding company laws limit the amount of inter-company dividend payments which may be paid without regulator approval, as well as restricting any change of control transactions involving more than 10% of an insurance company’s voting securities.

Guaranty Fund Assessments and Involuntary Pools.    Virtually all states require admitted insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by certain insureds caused by the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of the annual premiums written for the relevant lines of insurance in that state to pay the claims of insolvent insurers. Most of these assessments are recoverable through premium rates, premium tax credits or policy surcharges. Many states also require participation in assigned risk pools involving workers compensation and automobile insurance.

Risk-Based Capital.    U.S. insurers are also subject to risk-based capital (or “RBC”) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of the company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2012, we believe all of our U.S. insurance and reinsurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

NAIC Ratios.    The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. As of December 31, 2012, we do not believe that any of our U.S. insurance and reinsurance subsidiaries had an IRIS ratio range warranting any regulatory action.

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

Lloyd’s

General.    Syndicate 2232 was licensed to start underwriting certain lines of insurance and reinsurance business effective June 2010. Allied World Capital (Europe) Limited is the sole corporate member of Syndicate 2232. Syndicate 2232 is managed by Capita Managing Agency Limited, an unaffiliated entity (“Capita”).

Lloyd’s intervention powers.    As a member of Lloyd’s, Allied World Capital (Europe) Limited is obliged to comply with Lloyd’s bye laws and applicable provisions of the Financial and Services and Markets Act 2000. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year.

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

Asia

Allied World Assurance Company, Ltd received regulatory approval to operate branch offices in Hong Kong, Singapore and Labuan, the Malaysian financial district, in March 2009, December 2009 and July 2011, respectively.

Latin America

In connection with the opening in 2012 of a Miami office to service primarily markets in Latin America and the Caribbean, Allied World Insurance Company has become registered as a foreign reinsurer in a number of Latin American countries.

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

Additionally, it is common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the portion of our obligations if our insurance subsidiaries are downgraded below an A—by either A.M. Best or Standard & Poor’s. Whether a ceding company would exercise the cancellation right (and, in the case of our U.S. reinsurance business, as described in the paragraph below, the right to require the posting of security) would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which these rights would be exercised, if at all, or what effect any such cancellations or security postings would have on our financial condition or future operations, but such effect could be material.

For example, if all ceding companies for which we have in force business as of December 31, 2012 were to exercise their cancellation rights or require the posting of security, the estimated impact could result in the return of premium, the commutation of loss reserves, the posting of collateral or a combination thereof. The unearned premium and reserve for losses and loss expenses associated with our reinsurance segment was $323.1 million and $1,480.6 million at December 31, 2012, respectively.

Our U.S. reinsurance subsidiary does not typically post security for the reinsurance contracts it writes. In addition to the cancellation right discussed above, should the company’s A.M. Best rating or Standard & Poor’s rating be downgraded below A-, some ceding companies would have the right to require the subsidiary to post security for its portion of the obligations under such contracts. If this were to occur, our U.S. reinsurance subsidiary may not have the liquidity to post security as stipulated in such reinsurance contracts.

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

We also cannot assure you that A.M. Best, Standard & Poor’s, Moody’s or Fitch Ratings will not downgrade our insurance subsidiaries.

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

To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital. Our results for the year ended December 31, 2012 included $298.6 million and $128.3 million of favorable (i.e., a loss reserve decrease) and adverse development (i.e., a loss reserve increase), respectively, of reserves relating to losses incurred for prior loss years. In comparison, our results for the year-ended December 31, 2011 included $362.2 million and $108.7 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years. Our results for the year ended December 31, 2010 included $358.8 million and $45.5 million of favorable and adverse development, respectively, of reserves relating to losses incurred for prior loss years.

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

As a casualty and property insurer and reinsurer, we may experience significant losses from claims arising out of catastrophic events. Catastrophes can be caused by various unpredictable events, including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, drought, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters, including oil spills and other environmental contamination. The international geographic distribution of our business subjects us to catastrophe exposure from natural events occurring in a number of areas throughout the world, examples of which include floods and windstorms in Europe, hurricanes and windstorms in Mexico, Florida, the Gulf Coast and the Atlantic Coast regions of the United States, typhoons and earthquakes in Japan and Taiwan, and earthquakes in California and parts of the Midwestern United States known as the New Madrid zone. Our largest exposure to wind events is concentrated in the Southeast and Gulf Coast of the United States. Our largest exposure to earthquake events is concentrated in California. The loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency but high severity in nature. In recent years, the frequency of major catastrophes appears to have increased and may continue to increase as a result of global climate change and other factors. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of losses to the industry in recent years, and we expect this trend to continue.

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

A substantial portion of our revenues are derived from the underwriting of property insurance and reinsurance around the world. Therefore, large scale climate change (often referred to as “global warming”) as well as changing ocean temperatures could increase the frequency and severity of our loss costs related to property damage and/or business interruption due to hurricanes, windstorms, flooding, blizzards, tornadoes or other severe weather events particularly with respect to properties located in coastal areas. Additionally, if changes in climatic patterns and ocean temperature conditions continue, it is likely that such changes will further impair the ability to predict the frequency and severity of future weather-related disasters in many parts of the world. Over the longer term, such decreased predictability will create additional uncertainty as to future trends and exposures. In addition to unexpected increases in covered losses and decreased predictability, global climate change may also give rise to new environmental liability claims against policyholders that compete in the energy, automobile manufacturing and other industries that we serve. There could be an increase in claims against policyholders of directors and officers liability or related management liability policies alleging a failure to supervise, manage or properly disclose climate change exposures. We may also incur greater-than-expected expense levels due to the costs involved in responding to regulators, rating agencies and other interested constituencies with respect to climate change and other environmental disclosures.

The perceived effects of climate change on debt obligations can impact our investment mix in any one issuer, industry or region. The largest per-issuer exposure, outside of government and government-related issuers, represented less than 1% of our investment portfolio and the largest ten exposures represented less than 4% of the portfolio as of December 31, 2012.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.

We seek to limit our loss exposure by adhering to maximum limitations on policies written in defined geographical zones (which limits our exposure to losses in any one geographic area), limiting program size for each client (which limits our exposure to losses with respect to any one client), adjusting retention levels and establishing per risk and per occurrence limitations for each event and establishing prudent underwriting guidelines for each insurance program written (all of which limit our liability on any one policy). Many of our direct liability insurance policies include maximum aggregate limitations. We cannot assure you that any of these loss limitation methods will be effective. In particular, geographic zone limitations involve significant underwriting judgments, including the determination of the areas of the zones and whether a policy falls within particular zone limits. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies that are designed to limit our risks, such as limitations or exclusions from coverage (which limit the range and amount of liability to which we are exposed on a policy) or choice of forum (which provides us with a predictable set of laws to govern our policies and the ability to lower costs by retaining legal counsel in fewer jurisdictions), may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. One or more catastrophic or other events could result in claims and expenses that substantially exceed our expectations and could have a material adverse effect on our results of operations.

Turmoil in the U.S. and international financial markets could harm our business, liquidity and financial condition, and our share price.

Recent U.S. debt ceiling and budget deficit concerns, together with adverse sovereign debt conditions in Europe, have increased the possibility of further economic slowdowns. These conditions, including the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Continued volatility in the U.S. and other securities markets may also adversely affect our share price.

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

Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is required to post collateral security with respect to most reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to the insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. Allied World Assurance Company, Ltd uses trust accounts and has access to up to $1.45 billion in letters of credit under two letter of credit facilities. The letter of credit facilities impose restrictive covenants, including restrictions on asset sales, limitations on the incurrence of certain liens and required collateral and financial strength levels. Violations of these or other covenants could result in the suspension of access to letters of credit or such letters of credit becoming due and payable. Our access to our existing letter of credit facilities is dependent on the ability of the banks that are parties to these facilities to meet their commitments. Our $1 billion letter of credit facility with Citibank Europe plc is on an uncommitted basis, which means Citibank Europe has agreed to offer us up to $1 billion in letters of credit, but they are not contractually obligated for that full amount. Our $450 million syndicated letter of credit facility expires in June 2016. The lenders under our letter of credit facilities may not be able to meet their commitments if they become insolvent, file for bankruptcy protection or if they otherwise experience shortages of capital and liquidity. If these letter of credit facilities are not sufficient or drawable or if Allied World Assurance Company, Ltd is unable to renew either or both of these facilities or to arrange for trust accounts or other types of security on commercially acceptable terms, its ability to provide reinsurance to U.S.-domiciled insurers may be severely limited and adversely affected.

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

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. For the year ended December 31, 2012, our top three brokers represented approximately 55% of our total gross premiums written. Marsh, Aon (including Benfield Group Ltd.) and Willis were responsible for the distribution of approximately 25%, 19% and 11%, respectively, of our total gross premiums written for the year ended December 31, 2012. Loss of all or a substantial portion of the business produced by any one of those brokers could have a material adverse effect on our financial condition, results of operations and business.

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

In addition, our investment portfolio includes U.S. government agency and non-agency commercial and residential mortgage-backed securities. As of December 31, 2012, mortgage-backed securities constituted approximately 22% of the fair value of our total investments and cash and cash equivalents, of which 16% of the fair value was invested in U.S. government agency mortgage-backed securities. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are generally prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of rising interest rates, mortgage-backed securities may have declining levels of prepayments, extending their maturity and duration, thereby negatively impacting the security’s price.

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

Our investment portfolio includes below investment-grade securities that have a higher degree of credit or default risk, which could result in significant losses in the fair value of our investment portfolio.

Our investment portfolio consists primarily of investment grade, fixed-maturity securities. We invest a smaller portion of the portfolio in below investment-grade securities. As of December 31, 2012, below investment-grade securities comprised approximately 11% of our fixed-maturity portfolio. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid and/or may experience default losses in times of economic weakness or market disruptions (such as a recession), which could have a material adverse effect on our financial condition and results of operations.

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

Our success depends in substantial part on our ability to attract and retain our employees who generate and service our business. We rely substantially on the services of our executive management team. If we lose the services of any member of our executive management team, our business could be adversely affected. If we are unable to attract and retain other talented personnel, the further implementation of our business strategy could be impeded. This, in turn, could have a material adverse effect on our business. We currently have written employment agreements with our Chief Executive Officer, General Counsel, Chief Actuary and certain other members of our executive management team. We do not maintain key man life insurance policies for any of our employees.

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

The par value of our common shares is CHF 12.64 per share (as may be adjusted in connection with the payment of dividends by virtue of a par value reduction, as approved by our shareholders). Under Swiss law, we may not issue shares below par value. In the event we need to raise common equity capital at a time when the trading price of our shares is below the par value of such shares, we will be unable to do so. As a consequence we would have to consider reducing the par value of our common shares, which in turn would reduce our ability to make tax-free distributions by par value reductions to our shareholders. We would also need to obtain approval of our shareholders to decrease the par value of our common shares, which would require us to file a proxy statement with the SEC and convene a meeting of shareholders. This would delay any capital raising plans and there is no assurance that we would be able to obtain such shareholder approval. See “Risks Related to Taxation — We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.”

Swiss law affords shareholders more powers and allows our shareholders to authorize share capital that can be issued by the Board of Directors without shareholder approval. Under Swiss law, this authorization is limited to 50% of a company’s existing registered share capital and must be renewed by the shareholders every two years. Under our Articles of Association, this authorization is further limited to 20% of our existing registered share capital. Additionally, subject to specified exceptions described in our Articles of Association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities.

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

Our U.S. insurance and reinsurance subsidiaries, Allied World Assurance Company (U.S.) Inc. and Darwin National Assurance Company, each a Delaware domiciled subsidiary, Allied World National Assurance Company and Allied World Insurance Company, each a New Hampshire domiciled subsidiary, and Darwin Select Insurance Company and Vantapro Specialty Insurance Company, each an Arkansas domiciled subsidiary, are subject to the statutes and regulations of their relevant state of domicile as well as any other state in the United States where they conduct business. In the states where the companies are admitted, the companies must comply with all insurance laws and regulations, including insurance rate and form requirements. Insurance laws and regulations may vary significantly from state to state. In those states where the companies act as surplus lines carriers, the states’ regulation focuses mainly on the company’s solvency.

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

Capita, as the managing agent for our Lloyd’s Syndicate 2232, is regulated by the FSA and must adhere to certain minimum standards relating to management, underwriting, control and solvency as established by Lloyd’s. Capita must also ensure that the underwriting activities of Lloyd’s Syndicate 2232 are in accordance with the business plan approved by Lloyd’s annually.

Allied World Assurance Company, AG, a Swiss domiciled insurer and reinsurer located in Zug, is regulated by FINMA.

Our Bermuda operating company could become subject to regulation in the United States.

Allied World Assurance Company, Ltd, our Bermuda operating company is not admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2012, more than 70% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its Bermuda office and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

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

Swiss Law

Under Swiss law, dividends may be paid out only if we have sufficient distributable profits from previous fiscal years or if we have legal reserves, each as will be presented on Holdings’ audited statutory financial statements prepared in accordance with Swiss law. Payments out of the share capital (in other words, the aggregate par value of our share capital) in the form of dividends are not allowed; however, payments out of share capital may be made by way of a capital reduction to achieve a similar result as the payment of dividends. The affirmative vote of shareholders holding a majority of the votes cast at a shareholder meeting must approve reserve reclassifications and distributions of dividends. Our Board of Directors may propose to shareholders that a dividend be paid but cannot itself authorize the dividend. In addition, our shareholders may propose dividends without any dividend proposal by the Board of Directors. Under Swiss law, upon satisfaction of all legal requirements, we will be required to submit an application to the Swiss Commercial Register to register each applicable par value reduction. Without effective registration of the appropriate documentation with the Swiss Commercial Register, we will not be able to proceed with the payment of any installment of any dividend made by par value reduction. We cannot assure you that the Swiss Commercial Register will approve the registration of any applicable par value reduction.

Under Swiss law, if our general capital reserves amount to less than 20% of the share capital recorded in the Swiss Commercial Register (i.e., 20% of the aggregate par value of our capital), then at least 5% of our annual profit must be retained as general reserves. Swiss law permits us to accrue additional general reserves. In addition, we are required to create a special reserve on Holdings’ audited statutory financial statements in the amount of the purchase price of common shares we or any of our subsidiaries repurchases, which amount may not be used for dividends.

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

We are required under Swiss law to declare any dividends and other capital distributions in Swiss francs. We have made and intend to continue to make any dividend payments to holders of our common shares in U.S. dollars. Continental Stock Transfer & Trust Company, our transfer agent, will be responsible for paying the U.S. dollars to registered holders of our common shares, less amounts subject to withholding for taxes. As a result, shareholders may be exposed to fluctuations in the U.S. dollar—Swiss franc exchange rate between the date used for purposes of calculating the Swiss franc amount of any proposed dividend or par value reduction and the relevant payment date.

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

Our U.S. insurance segment and our international insurance segment derive substantial revenues from healthcare liability underwriting in the United States, that is, providing insurance to individuals and institutions that participate in the U.S. healthcare delivery infrastructure. U.S. healthcare legislation in 2010 has and will continue to effect far-reaching changes in the healthcare delivery system and the healthcare cost reimbursement structure in the United States and could negatively impact our healthcare liability business. Additionally, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. While the impact of this healthcare legislation or future healthcare proposals on our business is difficult to predict, any material changes in how healthcare providers insure their malpractice liability risks could have a material adverse effect on our results of operations.

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

With respect to international measures, an E.U. directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers (“Solvency II”) which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Implementation of Solvency II by E.U. member states is anticipated at the beginning of 2015. Implementing those measures necessary for compliance with the requirements of Solvency II may require us to utilize a significant amount of resources to ensure compliance. In addition, the capital and solvency margin requirements of Solvency II may lead to either an increase or decrease of the capital required by our E.U. domiciled insurers in order that they comply with Solvency II. Solvency II provides for the supervision of insurers and reinsurers on both a solo (entity level) and group basis. In respect of our non-E.U. subsidiaries engaging in E.U. insurance or reinsurance business, should the regulatory regime in which they are operating not be deemed equivalent to that established within the E.U. pursuant to Solvency II, additional capital requirements may be imposed in order that such companies may continue to insure or reinsure E.U. domiciled risk/cedents.

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

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar worldwide anti-bribery laws, which impose restrictions and may carry substantial penalties.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures will protect us from reckless or other inappropriate acts committed by our directors, officers, employees, affiliates or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common shares to decline.

Risks Related to Ownership of Our Common Shares

Future sales of our common shares may adversely affect the market price.

As of February 11, 2013, we had 34,541,409 common shares outstanding. Up to an additional 1,822,775 common shares may be issuable upon the vesting and exercise of outstanding stock options, restricted stock units and performance-based equity awards. We have filed registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), to register common shares issued or reserved for issuance under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan, the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan and the Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan. Subject to the exercise of issued and outstanding stock options, shares registered under the registration statements on Form S-8 will be available for sale to the public. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.

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

•

our directors may decline the registration of a shareholder as a shareholder with voting rights in the share register if and to the extent such shareholder owns or otherwise controls alone or together with others 10% of our total voting rights or if such shareholder refuses to confirm to us that it has acquired the voting shares for its own account and benefit; and

•

at any time until May 3, 2014, our Board of Directors has the power to issue a number of voting shares up to 20% of our share capital registered in the Swiss Commercial Register and to limit or withdraw the preemptive rights of the existing shareholders in various circumstances.

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

We believe that our non-U.S. companies, including our Swiss, Bermuda and Irish companies, have operated and will operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, we cannot assure you that the U.S. Internal Revenue Service (the “IRS”) will not contend that a non-U.S. company is engaged in a U.S. trade or business. If any of the non-U.S. companies are engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business. In addition, a U.S. federal branch profits tax at the rate of 30% may be imposed on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of investment income of such company, as computed under Section 842 of the U.S. Internal Revenue Code of 1986, as amended, requiring that a foreign company carrying on a U.S. insurance or reinsurance business have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risks insured or reinsured by such company, may be subject to U.S. federal income and branch profits taxes.

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

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or pay dividends out of reserves from capital contributions, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction or out of reserves from capital contributions is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve such dividends, that we will be able to meet the other applicable legal requirements, or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions or available funds out of reserves from capital contributions will be limited. If we are unable to make a distribution through a reduction in par value or pay a dividend out of reserves from capital contributions, we may not be able to make distributions without subjecting you to Swiss withholding taxes.

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

Item 1B.	Unresolved Staff Comments.

None.

GLOSSARY OF SELECTED INSURANCE AND OTHER TERMS

Admitted insurer	An insurer that is licensed or authorized to write insurance in a particular state; to be distinguished from an insurer eligible to write excess and surplus lines insurance on risks located within a jurisdiction.

Assumed reinsurance	That portion of a risk that a reinsurer accepts from an insurer in return for a stated premium.

Attachment point	The loss point of which an insurance or reinsurance policy becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers, as the case may be.

Acquisition costs	Comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of acquisition costs relating to unearned premiums and (3) including the amortization of previously deferred acquisition costs.

Acquisition cost ratio	Calculated by dividing “acquisition costs” by “net premiums earned”.

Capacity	The maximum percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire portfolio of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty lines	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Catastrophe exposure or event	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe reinsurance	A form of excess-of-loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover other types of insurance losses such as workers’ compensation policies.

Cede, cedent, ceding company	When an insurer transfers some or all of its risk to a reinsurer, it “cedes” business and is referred to as the “ceding company” or “cedent.”

Combined ratio	Calculated as the sum of the “loss and loss expense ratio”, the “acquisition cost ratio” and the “general and administrative expense ratio”.

Commercial coverage	Insurance products that are sold to entities and individuals in their business or professional capacity, and which are intended for other than the insured’s personal or household use.

Deductible	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Retention.”

Direct insurance	Insurance sold by an insurer that contracts directly with the insured, as distinguished from reinsurance.

Directors and officers liability	Insurance that covers liability for corporate directors and officers for wrongful acts, subject to applicable exclusions, terms and conditions of the policy.

Earned premiums or Premiums earned	That portion of premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both statutory accounting practice and U.S. GAAP.

Employment practices liability insurance	Insurance that primarily provides liability coverage to organizations and their employees for losses arising from acts of discrimination, harassment and retaliation against current and prospective employees of the organization.

Errors and omissions insurance	Insurance that provides liability coverage for claims arising from professional negligence or malpractice, subject to applicable exclusions, terms and conditions of the policy.

Excess and surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers; or insurance written by non-admitted insurance companies to cover such risks.

Excess layer	Insurance to cover losses in one or more layers above a certain amount with losses below that amount usually covered by the insured’s primary policy and its self-insured retention.

Excess-of-loss reinsurance	Reinsurance that indemnifies the insured against all or a specified portion of losses over a specified amount or “retention.”

Exclusions	Provisions in an insurance or reinsurance policy excluding certain risks or otherwise limiting the scope of coverage.

Expense ratio	Calculated by adding the “acquisition cost ratio” and the “general and administrative cost ratio”.

Exposure	The possibility of loss. A unit of measure of the amount of risk a company assumes.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fiduciary liability insurance	Insurance that primarily provides liability coverage to fiduciaries of employee benefit and welfare plans for losses arising from the breach of any fiduciary duty owed to plan beneficiaries.

Frequency	The number of claims occurring during a specified period of time.

General and administrative expense ratio	Calculated by dividing “general and administrative expenses” by “net premiums earned”.

General casualty	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Gross premiums written	Total premiums for insurance and reinsurance written during a given period.

Healthcare liability or Healthcare lines	Insurance coverage, often referred to as medical malpractice insurance, which addresses liability risks of doctors, surgeons, nurses, other healthcare professionals and the institutions (hospitals, clinics) in which they practice.

Incurred but not reported (“IBNR”) reserves	Reserves established by us for claims that have occurred but have not yet been reported to us as well as for changes in the values of claims that have been reported to us but are not yet settled.

In-force	Policies that have not expired or been terminated and for which the insurer remains on risk as of a given date.

Limits or gross maximum limits	The maximum amount that an insurer or reinsurer will insure or reinsure for a specified risk, a portfolio of risks or on a single insured entity. The term also refers to the maximum amount of benefit payable for a given claim or occurrence.

Loss development	The difference between the original loss as initially reserved by an insurer or reinsurer and its subsequent evaluation at a later date or at the time of its closure. Loss development occurs because of inflation and time lags between the occurrence of claims and the time they are actually reported to an insurer or reinsurer. To account for these increases, a “loss development factor” or multiplier is usually applied to a claim or group of claims in an effort to more accurately project the ultimate amount that will be paid.

Losses incurred	The total losses and loss adjustment expenses paid, plus the change in loss and loss adjustment expense reserves, including IBNR, sustained by an insurance or reinsurance company under its insurance policies or other insurance or reinsurance contracts.

Losses and loss expense ratio	Calculated by dividing net “losses and loss expenses” by “net premiums earned”.

Losses and loss expenses	“Losses” are an occurrence that is the basis for submission or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the insurance policy or other insurance or reinsurance contracts. “Loss expenses” are the expenses incurred by an insurance or reinsurance company in settling a loss.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this Form 10-K, “loss reserves” is meant to include reserves for both losses and for loss expenses.

Loss year	The year to which a claim is attributed based upon the terms in the underlying policy or contract. All years referred to are years ending December 31.

Net premiums earned	The portion of net premiums written during or prior to a given period that was recognized as income during such period.

Net premiums written	Gross premiums written, less premiums ceded to reinsurers.

Paid losses	Claim amounts paid to insureds or ceding companies.

Per occurrence limitations	The maximum amount recoverable under an insurance or reinsurance policy as a result of any one event, regardless of the number of claims.

Primary insurance (primary layer)	Insurance that absorbs the losses immediately above the insured’s retention layer. A primary insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a primary insurance layer typically assume an element of regular loss frequency.

Probable maximum loss (“PML”)	An estimate of the loss on any given insurance policy or group of policies at some pre-defined probability of occurrence. The probability of occurrence is usually expressed in terms of the number of years between loss events of that size (e.g., 1 in 100 years or 1 in 200 years).

Producer	A licensed professional, often referred to as an insurance agent, insurance broker or intermediary, who acts as intermediary between the insurance carrier and the insured or reinsured (as the case may be).

Product liability	Insurance that provides coverage to manufacturer and/or distributors of tangible goods against liability for personal injury caused if such products are unsafe or defective.

Professional liability	Insurance that provides liability coverage to directors and officers, attorneys, doctors, accountants and other professionals who offer services to the general public and claim expertise in a particular area greater than the ordinary layperson for their negligence or malfeasance.

Property catastrophe coverage	In reinsurance, coverage that protects the ceding company against accumulated losses in excess of a stipulated sum that arise from a catastrophic event such as an earthquake, fire or windstorm. “Catastrophe loss” generally refers to the total loss of an insurer arising out of a single catastrophic event.

Quota share reinsurance	A proportional reinsurance treaty in which the ceding company cedes an agreed-on percentage of every risk it insures that falls within a class or classes of business subject to the treaty.

Reinsurance	The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that reinsurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance that it has issued.

Reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this report, “reserves” are meant to include reserves for both losses and for loss expenses.

Retention	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Deductible.”

Retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Run-off	Liability of an insurance or reinsurance company for existing claims that it expects to pay in the future and for which a loss reserve has been established.

Self-insured	A term which describes a risk, or part of a risk, retained by the insured in lieu of transferring the risk to an insurer. A policy deductible or retention feature allows a policyholder to self-insure a portion of an exposure and thereby reduce its risk-transfer costs.

Specialty lines	A term used in the insurance and reinsurance industry to describe types of insurance or classes of business that require specialized expertise to underwrite. Insurance and reinsurance for these classes of business is not widely available and is typically purchased from the specialty lines divisions of larger insurance companies or from small specialty lines insurers.

Subpart F income	Insurance and reinsurance income (including underwriting and investment income) and foreign personal holding company income (including interest, dividends and other passive investment income).

Surplus (or statutory surplus)	As determined under statutory accounting principles, the amount remaining after all liabilities, including loss reserves, are subtracted from all of the “admitted” assets (i.e., those permitted by regulation to be recognized on the statutory balance sheet). Surplus is also referred to as “statutory surplus” or “surplus as regards policyholders” for statutory accounting purposes.

Surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers or insurance written by non-admitted insurance companies to cover such risks.

“Swing-rated” reinsurance contract	A reinsurance contract, that links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. This type of reinsurance contract enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers, but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold.

Treaties	Reinsurance contracts under which the ceding company agrees to cede and the reinsurer agrees to assume risks of a particular class or classes of business.

Treaty year	The year in which the contract incepts. Exposure from contracts incepting during the current treaty year will potentially affect both the current loss year as well future loss years.

Ultimate loss	Total of all expected settlement amounts, whether paid or reserved together with any associated loss adjustment expenses, and is the estimated total amount of loss at the measurement date. For purposes of this Form 10-K, “ultimate loss” is the sum of paid losses, case reserves and IBNR.

Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting results	The pre-tax profit or loss experienced by an insurance company that is calculated by deducting net losses and loss expenses, net acquisition costs and general and administration expenses from net premiums earned. This profit or loss calculation includes reinsurance assumed and ceded but excludes investment income.

Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term or underlying risk.

Working layer	Primary insurance that absorbs the losses immediately above the insured’s retention layer. A working layer insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a working layer typically assume an element of loss frequency.

Item 2.	Properties.

Our corporate headquarters are located in offices we lease in Switzerland. We also lease space in Bermuda, England, Hong Kong, Ireland, Singapore and the United States for the operation of our U.S. insurance, international insurance and reinsurance segments. Our leases have remaining terms ranging from nine months to approximately nine years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 14 of the notes to the consolidated financial statements in this Form 10-K.

Item 3.	Legal Proceedings.

New Cingular Wireless

In April 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia (Atlanta Division) entitled New Cingular Wireless Headquarters, LLC et al. v. Marsh & McLennan Companies, Inc., et al. Our Bermuda insurance subsidiary, Allied World Assurance Company, Ltd, was among the 78 insurers named as defendants. Plaintiffs alleged that the broker defendants used a variety of illegal schemes and anti-competitive practices that resulted in the plaintiffs either paying more for insurance products or receiving less beneficial terms than the competitive market would have produced. The parties entered into a settlement and release agreement as of December 2, 2012, the terms of which are confidential. The settlement did not have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Litigation Related to the Terminated Merger Agreement with Transatlantic

In connection with our proposed merger with Transatlantic Holdings, Inc. (“Transatlantic”), which was mutually terminated by the parties on September 15, 2011, two putative stockholder class action lawsuits filed against Holdings, and the members of the Transatlantic board of directors challenging the merger, remained outstanding as of December 31, 2012: Ivers v. Transatlantic Holdings, Inc., et al. (filed June 17, 2011 in the Court of Chancery of the State of Delaware) and Kramer v. Transatlantic Holdings, Inc., et al. (filed June 30, 2011 in the Court of Chancery of the State of Delaware) (collectively, the “Lawsuits”). Each of the Lawsuits was filed against Transatlantic, the members of the Transatlantic board of directors, and Holdings and/or its subsidiaries. Alleghany Corporation and Shoreline Merger Sub, LLC were later added as defendants. Plaintiffs in each Lawsuit asserted that the members of the Transatlantic board of directors breached their fiduciary duties and that Holdings and/or its subsidiaries, or Alleghany Corporation and/or its subsidiaries, aided and abetted the alleged breaches of fiduciary duties. On October 12, 2012, the parties entered into a stipulation and agreement of compromise and settlement, which is currently pending approval by the Court of Chancery of the State of Delaware. There can be no assurance that the Court of Chancery of the State of Delaware will approve the settlement.

The company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the company’s consolidated balance sheets. As of December 31, 2012, the company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the company’s results of operations, financial position or cash flow.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are publicly traded on the New York Stock Exchange under the symbol “AWH”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported on the New York Stock Exchange Composite Tape.

	High	Low
2012:
First quarter	$71.34	$60.80
Second quarter	$79.55	$67.84
Third quarter	$80.10	$74.32
Fourth quarter	$84.17	$76.12

2011:
First quarter	$63.95	$57.67
Second quarter	$65.70	$53.70
Third quarter	$59.00	$49.00
Fourth quarter	$63.33	$51.00

On February 11, 2013, the last reported sale price for our common shares was $87.21 per share. At February 11, 2013, there were 32 holders of record of our common shares.

The following dividends were paid during 2012 and 2011:

Dividend Paid	Partial Par Value Reduction Per Share		Dividend Per Share
December 18, 2012	CHF	0.34	$0.375
September 25, 2012	CHF	0.35	$0.375
August 6, 2012	CHF	0.36	$0.375
April 6, 2012	CHF	0.34	$0.375
January 6, 2012	CHF	0.35	$0.375
October 7, 2011	CHF	0.32	$0.375
August 5, 2011	CHF	0.30	$0.375

At the Annual Shareholder Meeting in May 2011, our shareholders approved the payment of a cash dividend to shareholders in four quarterly installments in the form of distributions through par value reductions, each of which were $0.375 per share.

At the Annual Shareholder Meeting in May 2012, our shareholders approved the payment of a cash dividend to shareholders in four quarterly installments in the form of distributions through par value reductions, each of which were $0.375 per share. The fourth installment of the dividend is anticipated to be paid in March 2013.

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

Under Swiss law, our shareholders have the power to declare dividends without the agreement of the Board of Directors. Consequently, dividends may be declared by resolution of the shareholders even if our Board of Directors and management do not believe it is in the best interest of the company or the shareholders. As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1. “Business — Regulatory Matters,” Item 1A. Risk Factors — Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pledged Assets” and Note 15 of the notes to consolidated financial statements included in this Form 10-K.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our common shares during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — 31, 2012	209,924	$80.52	209,924	$450,223,890
November 1 — 30, 2012	253,991	78.72	253,991	430,230,664
December 1 — 31, 2012	249,959	80.01	249,959	410,230,733

Total	713,874	$79.70	713,874	$410,230,733

(1)	At the 2012 Annual Shareholder Meeting on May 3, 2012, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

PERFORMANCE GRAPH

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the five year period beginning on December 31, 2007 and ending on December 31, 2012, assuming $100 was invested on December 31, 2007. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS

(INCLUDES REINVESTMENT OF DIVIDENDS)

Item 6.	Selected Financial Data.

The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2012	2011 (1)	2010 (2)	2009	2008 (3)
	($ in millions, except per share amounts)
Summary Statement of Operations Data:
Gross premiums written	$2,329.3	$1,939.5	$1,758.4	$1,696.3	$1,445.6

Net premiums written	$1,837.8	$1,533.8	$1,392.4	$1,321.1	$1,107.2

Net premiums earned	$1,748.9	$1,457.0	$1,359.5	$1,316.9	$1,117.0
Net investment income	167.1	195.9	244.1	300.7	308.8
Net realized investment gains (losses)	306.4	10.1	285.6	126.4	(60.0)
Net impairment charges recognized in earnings	—	—	(0.2)	(49.6)	(212.9)
Other income	—	101.7	0.9	1.5	0.7

Total revenues	$2,222.4	$1,764.7	$1,889.9	$1,695.9	$1,153.6
Net losses and loss expenses	1,139.3	959.2	707.9	604.1	641.1
Total expenses	1,711.0	1,459.2	1,198.0	1,052.4	977.6

Income before income taxes	$511.4	$305.5	$691.9	$643.5	$176.0
Income tax expense (benefit)	18.4	31.0	26.9	36.6	(7.6)

Net income	$493.0	$274.5	$665.0	$606.9	$183.6

Per Share Data:
Basic earnings per share	$13.67	$7.21	$14.30	$12.26	$3.75
Diluted earnings per share	$13.30	$6.92	$13.32	$11.67	$3.59
Dividends paid per share	$1.875	$0.750	$1.050	$0.740	$0.720

	Year Ended December 31,
	2012	2011 (1)	2010 (2)	2009	2008 (3)
Selected Ratios:
Loss and loss expense ratio	65.1%	65.8%	52.1%	45.9%	57.4%
Acquisition cost ratio	11.8%	11.5%	11.7%	11.3%	10.1%
General and administrative expense ratio	17.6%	18.6%	21.1%	18.9%	16.6%

Expense ratio	29.4%	30.1%	32.8%	30.2%	26.7%

Combined ratio	94.5%	95.9%	84.9%	76.1%	84.1%

	As of December 31,
	2012	2011 (1)	2010 (2)	2009	2008 (3)
	($ in millions)
Summary Balance Sheet Data:
Cash and cash equivalents	$681.9	$634.0	$757.0	$292.2	$655.8
Investments	7,933.9	7,406.6	7,183.6	7,156.3	6,157.1
Reinsurance recoverable	1,141.1	1,002.9	927.6	920.0	888.3
Total assets	12,029.9	11,122.2	10,427.6	9,653.2	9,022.5
Reserve for losses and loss expenses	5,645.5	5,225.1	4,879.2	4,761.8	4,576.8
Unearned premiums	1,218.0	1,078.4	962.2	928.6	930.4
Total debt	798.2	797.9	797.7	498.9	742.5
Total shareholders’ equity	$3,326.3	$3,149.0	$3,075.8	$3,213.3	$2,416.9

(1)	Other income for the year ended December 31, 2011 includes termination fees (net of expenses) of $101.7 million related to the termination of the previously announced merger agreement with Transatlantic.

(2)	Effective July 1, 2010, the Company elected the fair value option for any investment in a beneficial interest in a securitized asset. As a result, the Company elected the fair value option for all of its mortgage-backed and asset-backed securities held as of June 30, 2010. On July 1, 2010, the Company reclassified net unrealized gains of $41.9 million from “accumulated other comprehensive income” to “retained earnings”. As a result of the fair value election, any change in fair value of the mortgage-backed and asset-backed securities is recognized in “net realized investment gains” on the consolidated income statement.

(3)	Darwin is included in the Company’s consolidated results only for the three months ended December 31, 2008 and subsequent fiscal year ends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of December 31, 2012, we had approximately $12.0 billion of total assets, $3.3 billion of total shareholders’ equity and $4.1 billion of total capital, which includes shareholders’ equity and senior notes.

During the year ended December 31, 2012, we continued to experience rate increases on property lines that had experienced significant loss activity in the prior year. We also continued to see rate improvement during the year on some of our casualty lines of business in certain jurisdictions. We believe that there are opportunities where certain products have attractive premium rates and that the expanded breadth of our operations allows us to target those classes of business. Given these trends, we continue to be selective in the insurance policies and reinsurance contracts we underwrite. Our consolidated gross premiums written increased by $389.8 million, or 20.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our net income increased by $218.5 million to $493.0 million compared to the year ended December 31, 2011. The increase resulted from the improvement in underwriting results, as catastrophe losses were $112.6 million lower, combined with a $296.3 million increase in our realized investment gains as markets and economic conditions rebounded during the year, partially offset by the $101.7 million reduction in other income.

Recent Developments

We reported a net loss of $41.1 million for the three months ended December 31, 2012 compared to net income of $183.1 million for the three months ended December 31, 2011, a decrease of $224.2 million.

The decrease in net income was due to the following:

•

For the three months ended December 31, 2012, we incurred $166.1 million of pre-tax catastrophe-related losses from Superstorm Sandy (net of estimated reinstatement premiums) compared to $59.1 million of pre-tax catastrophe-related losses for the three months ended December 31, 2011 related to the flooding in Thailand that occurred in the fourth quarter of 2011 and from other catastrophes that occurred earlier in 2011, an increase of $107.0 million.

•	Net favorable reserve development related to prior years decreased $59.6 million to $32.8 million for the three months ended December 31, 2012 from $92.4 million for the same period in 2011.

•	The three months ended December 31, 2011 included non-recurring termination fee income of $66.7 million from our previously-announced merger agreement with Transatlantic.

•	Net realized investment gains decreased by $17.2 million.

•	Income tax expense decreased by $12.2 million as a result of the items described above.

During the three months ended December 31, 2012, we completed four strategic investments through AWFS in Cunningham Lindsey, MatlinPatterson, Aeolus Capital Management and Crescent Capital Group. Our goal with AWFS is to invest in strategic business opportunities that we believe will complement our core insurance and reinsurance operations and diversify our revenues.

Financial Highlights

	Year Ended December 31,
	2012	2011	2010
	($ in millions, except share, per share and percentage data)
Gross premiums written	$2,329.3	$1,939.5	$1,758.4
Net income	493.0	274.5	665.0
Operating income	202.7	183.7	397.8
Basic earnings per share:
Net income	$13.67	$7.21	$14.30
Operating income	$5.62	$4.82	$8.56
Diluted earnings per share:
Net income	$13.30	$6.92	$13.32
Operating income	$5.47	$4.63	$7.97
Weighted average common shares outstanding:
Basic	36,057,145	38,093,351	46,491,279
Diluted	37,069,885	39,667,905	49,913,317
Basic book value per common share	$95.59	$83.44	$80.75
Diluted book value per common share	$92.59	$80.11	$74.29
Annualized return on average equity (ROAE), net income	15.3%	8.9%	21.9%
Annualized ROAE, operating income	6.3%	6.0%	13.1%

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

Operating income & operating income per share

Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss and other non-recurring items. We exclude net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss and other non-recurring items from our calculation of operating income because these amounts are heavily influenced by and fluctuate in part according to the availability of market opportunities and other factors. We have excluded from our operating income the aggregate $101.7 million termination fee we received from Transatlantic in 2011 as this is a non-recurring item. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Year Ended December 31,
	2012	2011	2010
	($ in millions, except per share data)
Net income	$493.0	$274.5	$665.0
Add after tax effect of:
Net realized investment gains	(291.1)	(0.2)	(267.7)
Net impairment charges recognized in earnings	—	—	0.1
Other income — termination fee	—	(93.7)	—
Foreign exchange loss	0.8	3.1	0.4

Operating income	$202.7	$183.7	$397.8

Basic per share data:
Net income	$13.67	$7.21	$14.30
Add after tax effect of:
Net realized investment gains	(8.07)	(0.01)	(5.75)
Other income — termination fee	—	(2.46)	—
Foreign exchange loss	0.02	0.08	0.01

Operating income	$5.62	$4.82	$8.56

Diluted per share data:
Net income	$13.30	$6.92	$13.32
Add after tax effect of:
Net realized investment gains	(7.85)	(0.01)	(5.36)
Other income — termination fee	—	(2.36)	—
Foreign exchange loss	0.02	0.08	0.01

Operating income	$5.47	$4.63	$7.97

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of December 31,
	2012	2011	2010
	($ in millions, except share and per share data)
Price per share at period end	$78.80	$62.93	$59.44
Total shareholders’ equity	$3,326.3	$3,149.0	$3,075.8
Basic common shares outstanding	34,797,781	37,742,131	38,089,226
Add:
Unvested restricted share units	135,123	249,251	571,178
Performance based equity awards	485,973	889,939	1,440,017
Employee share purchase plan	10,750	11,053	10,576
Dilutive options/warrants outstanding	1,224,607	1,525,853	3,272,739
Weighted average exercise price per share	$47.02	$45.72	$35.98
Deduct:
Options bought back via treasury method	(730,652)	(1,108,615)	(1,980,884)

Common shares and common share equivalents outstanding	35,923,582	39,309,612	41,402,852
Basic book value per common share	$95.59	$83.44	$80.75
Diluted book value per common share	$92.59	$80.11	$74.29
Annualized return on average equity

Annualized return on average shareholders’ equity (“ROAE”) is calculated using average shareholders’ equity, excluding the average after tax unrealized gains or losses on investments. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity, excluding the average after tax unrealized gains or losses on investments.

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Opening shareholders’ equity	$3,149.0	$3,075.8	$3,213.3
Deduct: accumulated other comprehensive income	(14.5)	(57.1)	(149.8)

Adjusted opening shareholders’ equity	$3,134.5	$3,018.7	$3,063.5
Closing shareholders’ equity	$3,326.3	$3,149.0	$3,075.8
Deduct: accumulated other comprehensive income	—	(14.5)	(57.1)

Adjusted closing shareholders’ equity	$3,326.3	$3,134.5	$3,018.7
Average shareholders’ equity	$3,230.4	$3,076.6	$3,041.1
Net income available to shareholders	$493.0	$274.5	$665.0
Annualized return on average shareholders’ equity — net income available to shareholders	15.3%	8.9%	21.9%

Operating income available to shareholders	$202.7	$183.7	$397.8
Annualized return on average shareholders’ equity — operating income available to shareholders	6.3%	6.0%	13.1%

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

Reserve for Losses and Loss Expenses

Reserves for losses and loss expenses by segment as of December 31, 2012 and 2011 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	December 31,		December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	($ in millions)
Case reserves	$508.8	$387.6	$550.5	$522.6	$479.8	$456.2	$1,539.1	$1,366.4
IBNR	1,389.5	1,274.8	1,716.1	1,726.4	1,000.8	857.5	4,106.4	3,858.7

Reserve for losses and loss expenses	1,898.3	1,662.4	2,266.6	2,249.0	1,480.6	1,313.7	5,645.5	5,225.1
Reinsurance recoverables	(517.3)	(438.3)	(620.6)	(564.3)	(3.2)	(0.3)	(1,141.1)	(1,002.9)

Net reserve for losses and loss expenses	$1,381.0	$1,224.1	$1,646.0	$1,684.7	$1,477.4	$1,313.4	$4,504.4	$4,222.2

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

In certain lines of business, claims are generally reported and paid within a relatively short period of time (“shorter tail lines”) during and following the policy coverage period. This generally enables us to determine with greater certainty our estimate of ultimate losses and loss expenses. The estimate of reserves for our shorter tail lines of business and products, including property, crop, aviation, marine, personal accident and workers compensation catastrophe relies primarily on traditional loss reserving methodologies, utilizing selected paid and reported loss development factors.

Our casualty insurance and casualty reinsurance lines of business include general liability risks, healthcare and professional liability risks. Claims may be reported or settled several years after the coverage period has terminated for these lines of business (“longer tail lines”), which increases uncertainties of our reserve estimates in such lines. In addition, our attachment points for these longer tail lines are often relatively high, making reserving for these lines of business more difficult than shorter tail lines due to having to estimate whether the severity of the estimated losses will exceed our attachment point. We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks supplemented by our own experience. For expected loss ratio selections, we are giving increasing consideration to our existing experience supplemented with analysis of loss trends, rate changes and experience of peer companies.

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

Expected Loss Ratio Method.   To estimate ultimate losses under the expected loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical company data and professional judgment. This method is particularly useful for new lines of business where there are no historical losses or where past loss experience is not credible.

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

During 2012, 2011 and 2010, we adjusted our reliance on actuarial methods utilized for certain casualty lines of business and loss years within our U.S. insurance and international insurance segments from using a blend of the Bornhuetter-Ferguson reported loss method and the expected loss ratio method to using only the Bornhuetter-Ferguson reported loss method. We also began adjusting our reliance on actuarial methods utilized for certain other casualty lines of business and loss years within all of our operating segments including the reinsurance segment, by placing greater reliance on the Bornhuetter-Ferguson reported loss method than on the expected loss ratio method. Placing greater reliance on more responsive actuarial methods for certain casualty lines of business and loss years within each of our operating segments is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient experience to utilize other acceptable actuarial methodologies.

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

For shorter tail lines, the primary assumption that changed during both 2012 as compared to 2011 and 2011 as compared to 2010 as it relates to prior year losses was actual paid and reported loss emergence patterns were generally less severe than estimated for each year due to lower frequency and severity of reported losses. As a result of this change, we recognized net favorable prior year reserve development in both 2012 and 2011. However, we did experience significant losses on certain of our shorter tail lines related to the current loss year.

During the years ended December 31, 2012, 2011 and 2010, we incurred $179.6 million, $292.2 million and $98.3 million of catastrophe-related losses. In addition, during the year ended December 31, 2012 we recognized $36.0 million related to drought losses on the U.S. Crop reinsurance book.

We will continue to evaluate and monitor the development of these losses and the impact it has on our current and future assumptions. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

The selection of the expected loss ratios for the longer tail lines is our most significant assumption. Due to the lengthy reporting pattern of longer tail lines, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our longer tail lines, the primary assumption that changed during both 2012 as compared to 2011 and 2011 as compared to 2010 as it relates to prior year losses was using the Bornhuetter-Ferguson loss development method for certain casualty lines of business and loss years as discussed above. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the expected loss ratio, we recognized net favorable prior year reserve development in 2012, 2011 and 2010. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

Our overall change in the loss reserve estimates related to prior years decreased as a percentage of total carried reserves during 2012. During 2012 we had a net decrease of $170.3 million, or 4.0%, on an opening carried reserve base of $4,222.2 million, net of reinsurance recoverable. During 2011 we had a net decrease of $253.5 million, or 6.4%, on an opening carried reserve base of $3,951.6 million, net of reinsurance recoverables. We believe that these changes are reasonable given the long-tail nature of our business.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is the reasonably possible variance in the expected loss ratios for older loss years. As of December 31, 2012 and 2011, we believe the reasonably possible variances in our expected loss ratio in percentage points for our loss years are as follows:

	As of December 31,
Loss Year	2012	2011
2004	0.0%	2.0%
2005	2.0%	4.0%
2006	4.0%	6.0%
2007	6.0%	8.0%
2008	8.0%	10.0%
2009	10.0%	10.0%
2010	10.0%	10.0%
2011	10.0%	10.0%
2012	10.0%	N/A

The change in the reasonably possible variance for the 2005 through 2008 loss years in 2012 compared to 2011 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2011 and additional development of losses. The total reasonably possible variance of our expected loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was six percentage points as of December 31, 2012. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide.

If our final casualty insurance and reinsurance loss ratios vary by six percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $610.6 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and total shareholders’ equity of approximately $610.6 million. As of December 31, 2012, this represented approximately 18% of total shareholders’ equity.

In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also increase or decrease by approximately $610.6 million after reinsurance recoverable. If our obligations were to increase, we believe we currently have sufficient cash and investments to meet those obligations.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2012:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,898.3	$1,450.8	$2,154.2
International insurance	2,266.6	1,736.6	2,559.2
Reinsurance	1,480.6	1,164.0	1,714.1
Consolidated(1)	5,645.5	4,472.2	6,306.6

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,380.9	$1,062.7	$1,576.9
International insurance	1,646.1	1,247.1	1,865.5
Reinsurance	1,477.4	1,161.0	1,710.7
Consolidated(1)	4,504.4	3,574.0	5,049.9

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Our selection of the actual carried reserves has typically been above the midpoint of the range. As of December 31, 2012, we were 4.5% above the midpoint of the consolidated net loss reserve range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.

Ceded Reinsurance

We cede insurance to reinsurers in order to limit our maximum loss, to protect against concentration of risk within our portfolio and to manage our exposure to catastrophic events. Because the ceding of insurance does not discharge us from our primary obligation to the insureds, we remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements. Therefore, we regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No material provision has been made for unrecoverable reinsurance as of December 31, 2012 and 2011 as we believe that all reinsurance balances will be recovered.

When we reinsure a portion of our exposures, we pay reinsurers a portion of premiums received on the reinsured policies. The following table illustrates our gross premiums written, ceded premiums written and net premiums written:

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Gross premiums written	$2,329.3	$1,939.5	$1,758.4
Premiums ceded	(491.5)	(405.7)	(365.9)

Net premiums written	$1,837.8	$1,533.8	$1,392.5

Ceded as a percentage of gross	21.1%	20.9%	20.8%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Ceded premiums written	$491.5	$405.8	$365.9

Ceded premiums earned	$440.8	$366.3	$365.3
Losses and loss expenses ceded	(252.6)	(214.6)	(165.8)
Acquisition costs ceded	(97.3)	(92.6)	(81.5)

We had net cash outflows relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $247.5 million, $148.3 million and $128.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net cash outflows in all years are reflective of fewer losses that were recoverable under our reinsurance coverages.

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

The examples below illustrate the types of treaty reinsurance arrangements in force at December 31, 2012:

•

General Property:   We purchased both quota share reinsurance for our general property business written in our U.S. insurance and international insurance segments, as well as excess-of-loss cover providing protection for specified classes of catastrophe. We have also purchased a limited amount of facultative reinsurance, which provides cover for specified general property policies.

•

General Casualty:   We have purchased variable quota share reinsurance for our general casualty business since December 2002. At year-end 2012, the percentage ceded varied by both location of writing office and by limits reinsured, with a significantly larger cession being effective for policies above $25 million in limits. We also have excess-of-loss cover in place for general casualty business written in our Asian branch offices.

•

Professional Liability:   For professional liability policies, our reinsurance varied by writing office and by policy type. Professional liability policies written in our Bermuda, European and U.S. offices were quota-share reinsured with cession percentages dependent upon location. Additionally, the professional liability policies written in the United States were reinsured on an excess-of-loss basis.

•

Healthcare:   We purchased quota share and excess-of-loss reinsurance protection for our healthcare line of business written by our Bermuda and U.S. offices, respectively. As is the case with general casualty, our healthcare business originating in Asia is under an excess-of-loss reinsurance arrangement.

The following table illustrates our reinsurance recoverable as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	($ in millions)
Ceded case reserves	$234.2	$196.5
Ceded IBNR reserves	906.9	806.4

Reinsurance recoverable	$1,141.1	$1,002.9

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

As of December 31, 2012, approximately 99% of ceded case reserves and ceded IBNR were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher. The following table shows a breakdown of our reinsurance recoverables by credit rating as of December 31, 2012:

	As of December 31, 2012
A.M Best Rating:	Ceded OSLR	Ceded IBNR	Reinsurance Recoverable	Reinsurance Recoverable on Paid
	($ in millions)
A++	$38.0	$40.1	$78.1	$—
A+	83.2	356.8	440.0	33.6
A	110.1	502.6	612.7	22.0
A-	—	0.7	0.7	0.9
B++	0.7	4.5	5.2	0.3
NR	2.2	2.2	4.4	0.1

Total	$234.2	$906.9	$1,141.1	$56.9

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves.

The following table shows our reinsurance recoverables by operating segment as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	($ in millions)
U.S. insurance	$517.3	$438.3
International insurance	620.6	564.3
Reinsurance	3.2	0.3

Total	$1,141.1	$1,002.9

Historically, our reinsurance recoverables related primarily to our property lines of business, which being short tail in nature, are not subject to the same variations as our casualty lines of business. However, during 2012 and 2011 we have increased the amount of reinsurance we utilize for our casualty lines of business in the U.S. insurance and international insurance segments; and as such, the reinsurance recoverables from our casualty lines of business have increased over the past several years.

Our reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves. The reasonably possible variance of our expected ceded loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was eight percentage points as of December 31, 2012.

If our final casualty insurance ceded loss ratios vary by eight percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $152.2 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and shareholders’ equity of approximately $152.2 million. As of December 31, 2012, this amount represented approximately 5% of total shareholders’ equity.

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

As of December 31, 2012, our changes in quota share premium estimates have been adjustments of 10%, 0% and (7)% for the 2011, 2010 and 2009 treaty years, respectively. For the 2012 treaty year, a 5% change in our premium estimate would cause gross premiums written in our reinsurance segment to increase or decrease by $13.8 million over the next three years. There would also be a related increase or decrease in loss and loss expenses and acquisition costs due to the increase or decrease in gross premiums written.

Total premiums estimated on quota share reinsurance contracts for the years ended December 31, 2012, 2011 and 2010 represented approximately 13%, 11% and 13%, respectively, of total gross premiums written.

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2012 and what level within the U.S. GAAP fair value hierarchy the valuation technique resides.

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

Equity securities:   Comprised of U.S. and foreign common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Foreign mutual funds where the net asset value is not provided on a daily basis are included in the Level 3 fair value hierarchy.

Other invested assets:   Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the net asset value of the funds as reported by the fund manager that the Company believes is an unobservable input, and as such, the fair values of those funds are included in the Level 3 fair value hierarchy. The Company does not measure its investments that are accounted for using the equity method of accounting at fair value.

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

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
	Fair Value	Percentage of Total	Fair Value Hierarchy Level	Fair Value	Percentage of Total	Fair Value Hierarchy Level
	($ in millions)			($ in millions)
Barclays indices	$4,001.6	60.4%	1 and 2	$4,044.1	62.2%	1 and 2
Reuters pricing service	821.5	12.4%	2	458.8	7.1%	2
Interactive Data Pricing	622.6	9.4%	2	996.5	15.3%	2
Merrill Lynch indices	272.5	4.1%	2	160.0	2.5%	2
Broker-dealer quotes	230.1	3.5%	3	343.9	5.3%	3
International indices	122.4	1.8%	2	115.4	1.8%	2
Other sources	555.8	8.4%	2	380.0	5.8%	2

	$6,626.5	100.0%		$6,498.7	100.0%

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

International indices:   We use international indices, which include the FTSE, Deutsche Teleborse and the Scotia Index, to price our non-U.S. government and government agencies securities. The observable inputs used by international indices to determine its prices are based on new issuance and secondary trades and information provided by broker-dealers.

Other sources:   We utilize other indices and pricing services to price various securities. These sources use observable inputs consistent with indices and pricing services discussed above.

We utilize independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, we obtained two or more prices per security as of December 31, 2012. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker quotes, we also obtain prices from our investment portfolio managers and other sources (e.g., another pricing vendor), and compare the prices obtained from the independent pricing sources to those obtained from our investment portfolio managers and other sources. We investigate any material differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2012.

There have been no material changes to any of our valuation techniques from those used as of December 31, 2011. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

Goodwill and Other Intangible Asset Impairment Valuation

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets, other than goodwill, consist of renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States. The following is a summary of our goodwill and other intangible assets as of December 31, 2012 and 2011:

	Year	Finite or	Estimated Useful	Carrying Value As of December, 31,
Source of Goodwill or Intangible Asset	Acquired	Indefinite	Life	2012	2011
				($ in millions)
Goodwill(1)	2008	Indefinite	N/A	$3.9	$3.9
Goodwill(2)	2008	Indefinite	N/A	264.5	264.5

Total goodwill				$268.4	$268.4

Insurance licenses(3)	2002	Indefinite	N/A	$3.9	$3.9
Insurance licenses(1)	2008	Indefinite	N/A	12.0	12.0
Insurance licenses(2)	2008	Indefinite	N/A	8.0	8.0
Distribution network(2)	2008	Finite	15 years	27.5	30.0

Total intangible assets				$51.4	$53.9

(1)	Related to the acquisition of Finial Insurance Company

(2)	Related to the acquisition of Darwin

(3)	Related to the acquisition of Allied World National Assurance Company and Allied World Assurance Company (U.S.) Inc.

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

As a result of our evaluation, we determined that there was no impairment to the carrying value of our intangible assets with finite lives for the year ended December 31, 2012.

For indefinite lived intangible assets we do not amortize the intangible asset but test these intangible assets for impairment by comparing the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. The factors we consider to determine if an impairment exists are similar to factors noted above. As a result of our evaluation, we determined that there was no impairment to the carrying value of our indefinite lived intangible assets for the year ended December 31, 2012.

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

We have determined that the goodwill arising from the acquisition of Darwin should be allocated to the U.S. insurance segment reporting unit as the assets employed and the liabilities relate to the U.S. insurance operations. All the insurance operations of Darwin are included into the U.S. insurance segment.

For goodwill, we perform an impairment test annually, or more frequently if circumstances warrant. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of the qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test.

The first step of the goodwill impairment test is to compare the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. In determining the fair value of the reporting units discounted cash flow models and market multiple models are utilized. The discounted cash flow models apply a discount to projected cash flows including a terminal value calculation. The market multiple models apply earnings and book value multiples of similar publicly-traded companies to the reporting unit’s projected earnings or book value. We select the weighting of the models utilized to determine the fair value of the reporting units based on judgment, considering such factors as the reliability of the cash flow projections and the entities included in the market multiples.

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

During 2012, we elected to bypass the qualitative assessment and performed the first step of the goodwill impairment testing on the goodwill.

While we believe that the U.S. insurance segment reporting unit is not at risk of failing step one of the goodwill impairment test, the process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform a discounted cash flow analysis. The discounted cash value may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Such analyses are particularly sensitive to changes in discount rates and investment rates. Changes to these rates might result in material changes in the valuation and determination of the recoverability of goodwill. For example, an increase in the rate used to discount cash flows will decrease the discounted cash value. There is likely to be a similar, but not necessarily as large as, increase in the investment rate used to project the cash flows resulting from investment income earned on our investments. Accordingly, an increase in the investment rate would increase the discounted cash value.

Based on our analysis, the point estimate fair value of the U.S. insurance segment reporting unit was in excess of its carrying value by approximately 30% as of the September 30, 2012 measurement date. As a result, we concluded there was no implied goodwill impairment, and therefore, no step two goodwill impairment testing was required.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Revenues
Gross premiums written	$2,329.3	$1,939.5	$1,758.4

Net premiums written	$1,837.8	$1,533.8	$1,392.4

Net premiums earned	$1,748.9	$1,457.0	$1,359.5
Net investment income	167.1	195.9	244.1
Net realized investment gains	306.4	10.1	285.6
Net impairment charges recognized in earnings	—	—	(0.2)
Other income	—	101.7	0.9

	$2,222.4	$1,764.7	$1,889.9

Expenses
Net losses and loss expenses	$1,139.3	$959.2	$707.9
Acquisition costs	205.7	167.3	159.5
General and administrative expenses	307.3	271.6	286.5
Amortization of intangible assets	2.5	3.0	3.5
Interest expense	55.4	55.0	40.2
Foreign exchange loss	0.8	3.1	0.4

	$1,711.0	$1,459.2	$1,198.0

Income before income taxes	511.4	305.5	691.9
Income tax expense	18.4	31.0	26.9

Net income	$493.0	$274.5	$665.0

Ratios
Loss and loss expense ratio	65.1%	65.8%	52.1%
Acquisition cost ratio	11.8%	11.5%	11.7%
General and administrative expense ratio	17.6%	18.6%	21.1%

Expense ratio	29.4%	30.1%	32.8%

Combined ratio	94.5%	95.9%	84.9%

Comparison of Years Ended December 31, 2012 and 2011

Premiums

Gross premiums written increased by $389.8 million, or 20.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The overall increase in gross premiums written was primarily the result of the following:

•

Gross premiums written in our U.S. insurance segment increased by $155.3 million, or 18.5%. The increase in gross premiums written was primarily due to increased new business across most lines, growth from new products introduced since 2010, and rate increases in all lines of business. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

Gross premiums written in our international insurance segment increased by $44.7 million, or 8.4%, primarily as a result of increased premiums from new products and rate increases in select lines of business. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•

Gross premiums written in our reinsurance segment increased by $189.8 million, or 33.3%. The increase in gross premiums written was primarily due to new business, both from new products and new regions, as well as increased participations on renewing business combined with rate increases in select regions and lines of business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by geographic location for each of the years indicated.

	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
United States	$1,360.2	$1,080.1	$280.1	25.9%
Bermuda	611.4	565.8	45.6	8.1%
Europe	228.8	210.4	18.4	8.7%
Singapore	111.7	68.4	43.3	63.3%
Hong Kong	17.2	14.8	2.4	16.2%

	$2,329.3	$1,939.5	$389.8	20.1%

Net premiums written increased by $304.0 million, or 19.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 21.1% of gross premiums written for the year ended December 31, 2012 compared to 20.9% in 2011.

Net premiums earned increased by $291.9 million, or 20.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 consistent with the higher net premiums written in 2012.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
U.S. insurance	42.7%	43.2%	38.4%	40.1%
International insurance	24.7%	27.3%	19.3%	21.8%
Reinsurance	32.6%	29.5%	42.3%	38.1%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $28.8 million, or 14.7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to other invested assets, which contribute to our total return but carry little or no current yield. As of December 31, 2012, we held 8.9% of our total investments and cash equivalents in other invested assets compared to 6.7% as of December 31, 2011. The book yield of the investment portfolio for the years ended December 31, 2012 and 2011 was 2.1% and 2.5%, respectively.

The decrease in the book yield was due to the reinvestment of cash at lower rates and an increased allocation to lower risk asset classes combined with lower market yields. As of December 31, 2012, we held 21.2% of our total investments and cash equivalents in U.S. government or government agency securities, compared to 16.1% as of December 31, 2011. Cash and cash equivalents also increased to 9.8% of total investments and cash equivalents as compared to 8.8% as of December 31, 2011. Our average duration increased from 1.9 years as of December 31, 2011 to 2.1 years as of December 31, 2012.

Investment management expenses of $16.5 million and $14.2 million were incurred during the years ended December 31, 2012 and 2011, respectively. The increase in investment management expenses was primarily due to the increase in the size of our investment portfolio, as well as expenses from higher expense asset classes.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Year Ended December 31,
	2012	2011
	($ in millions)
Gross realized gains on sale of invested assets	$183.6	$154.9
Gross realized losses on sale of invested assets	(51.7)	(62.1)

Net realized gains on sale of invested assets	131.9	92.8
Net realized and unrealized losses on derivatives	(3.6)	(70.1)
Mark-to-market changes:
Debt securities, trading	106.3	(8.1)
Other invested assets and equity securities	71.8	(4.5)

Total mark-to-market changes	178.1	(12.6)

Net realized investment gains	$306.4	$10.1

During the years ended December 31, 2012 and 2011, we did not recognize any net impairment charges. The total return of our investment portfolio was 5.5% and 2.0% for the years ended December 31, 2012 and 2011, respectively.

The investment portfolio return for the year ended December 31, 2012 benefited from the favorable financial, economic and business environment during the year and the absence of significant market events. Equity markets performed well, with the S&P 500 up over 13% during the year. Fixed income securities also benefited from the U.S. Federal Reserve’s continued quantitative easing, resulting in spreads tightening during the year.

The investment portfolio return for the year ended December 31, 2011 was negatively impacted by the credit downgrade of the U.S. Treasury and related securities in early August 2011 and the economic and political turmoil surrounding European sovereign and bank credit risk. The combination of these and other events caused investors to seek safe havens in specific sovereign risks, such as the U.S., Switzerland, Germany and Japan, while selling riskier asset classes, such as equities, corporate bonds and mortgage bonds, and driving down prices. As a result U.S. and European risk-free interest rates decreased and credit spreads widened. Equity markets were relatively flat over the full year of 2011, despite volatility during the year.

Other Income

There was no other income for the year ended December 31, 2012. The other income of $101.7 million for the year ended December 31, 2011 represented a termination fee from our previously announced merger agreement with Transatlantic.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $180.1 million, or 18.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The loss and loss expense ratio decreased by 0.7 percentage points for the same period. The increase in net losses and loss expenses was due to the growth in net premiums earned and lower prior year net favorable reserve development. This was partially offset by lower property catastrophe losses in 2012 compared to 2011.

During the year ended December 31, 2012, we incurred $179.6 million of catastrophe-related losses, of which $175.7 million related to Superstorm Sandy and $3.9 million related to Hurricane Isaac. During the year ended December 31, 2011, we incurred $292.2 million of catastrophe-related losses, of which $96.5 million related to the Tohoku earthquake and tsunami, $58.6 million related to the New Zealand earthquake, $53.7 million related to the Midwestern U.S. storms, $43.0 million related to the Thailand floods, $23.7 million related to Hurricane Irene and $16.7 million related to the Australian storms.

Excluding the prior year reserve development, property catastrophe losses and the impact of the commutation, the loss and loss expense ratios would have been 64.5% and 62.9% for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to the $36.4 million in crop reinsurance losses for the year ended December 31, 2012 that increased the loss and loss expense ratio by 2.1 percentage points.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Dollar	Change in Percentage
	Amount	% of NPE (1)	Amount	% of NPE (1)(2)	Change	Points
	($ in millions)
Non-catastrophe	$1,130.0	64.5%	$909.0	62.9%	$221.0	1.6	Pts
Property catastrophe	179.6	10.3	292.2	20.2	(112.6)	(9.9)

Current year	1,309.6	74.8	1,201.2	83.1	108.4	(8.3)
Prior year	(170.3)	(9.7)	(253.5)	(17.5)	83.2	7.8
Impact of commutation (3)	—	—	11.5	0.2	(11.5)	(0.2)

Net losses and loss expenses	$1,139.3	65.1%	$959.2	65.8%	$180.1	(0.7	)Pts

(1)	“NPE” means net premiums earned.
(2)	Current year and prior year losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

(3)	Reflects the impact of the commutation of prior year contracts in the year ended December 31, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.

We recorded net favorable reserve development related to prior years of $170.3 million during the year ended December 31, 2012 compared to net favorable reserve development of $253.5 million for the year ended December 31, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.6)	$0.5	$(2.2)	$(5.4)	$(19.3)	$(28.6)	$(6.0)	$(3.0)	$12.5	$35.2	$(16.9)
International insurance	5.2	(4.0)	(6.3)	(3.8)	(54.4)	(42.3)	(21.7)	(4.9)	(6.9)	16.1	(123.0)
Reinsurance	(0.3)	(0.1)	(0.5)	(2.0)	(8.0)	(19.9)	(7.2)	(0.0)	5.5	2.1	(30.4)

	$4.3	$(3.6)	$(9.0)	$(11.2)	$(81.7)	$(90.8)	$(34.9)	$(7.9)	$11.1	$53.4	$(170.3)

The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our U.S. insurance segment for the 2010 and 2011 loss years was primarily due to adverse development of $25.1 million on a program that commenced writing in 2008 and was terminated during 2011. We also experienced adverse development for the 2011 loss year for certain errors and omissions products. The unfavorable reserve development in our international insurance segment for the 2011 loss year was due to adverse development on an individual claim, estimated to reach our full limit of $20.0 million, net of reinsurance.

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

The unfavorable reserve development of $19.1 million in our U.S. insurance segment for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion. The unfavorable reserve development in our international insurance segment for the 2010 loss year was primarily due to a casualty claim emanating from an oil field services risk.

The following table shows the components of net losses and loss expenses for the years ended December 31, 2012 and 2011.

	Year Ended December 31,		Dollar
	2012	2011	Change
	($ in millions)
Net losses paid	$861.0	$684.8	$176.2
Net change in reported case reserves	131.0	213.3	(82.3)
Net change in IBNR	147.3	61.1	86.2

Net losses and loss expenses	$1,139.3	$959.2	$180.1

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables:

	Year Ended December 31,
	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,222.2	$3,951.6
Incurred related to:
Commutation of variable rated reinsurance contracts	—	11.5
Current year non-catastrophe	1,130.0	909.0
Current year property catastrophe	179.6	292.2
Prior year	(170.3)	(253.5)

Total incurred	1,139.3	959.2

Paid related to:
Current year non-catastrophe	99.1	72.1
Current year property catastrophe	18.1	70.1
Prior year	743.8	542.6

Total paid	861.0	684.8
Foreign exchange revaluation	3.9	(3.8)

Net reserve for losses and loss expenses, December 31	4,504.4	4,222.2
Losses and loss expenses recoverable	1,141.1	1,002.9

Reserve for losses and loss expenses, December 31	$5,645.5	$5,225.1

Acquisition Costs

Acquisition costs increased by $38.4 million, or 23.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in acquisition costs was primarily due to the increase in net premiums earned. Acquisition costs as a percentage of net premiums earned were 11.8% for the year ended December 31, 2012 compared to 11.5% for 2011. The increase is due to the growth in our reinsurance segment, which has a higher acquisition cost ratio.

General and Administrative Expenses

General and administrative expenses increased by $35.7 million, or 13.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 9.6% to support our continued growth, combined with increased stock compensation expense resulting from the 25.2% increase in our share price during the year and higher performance-based compensation expense as profitability exceeded target levels.

Our general and administrative expense ratio was 17.6% for the year ended December 31, 2012 compared to 18.6% for the year ended December 31, 2011. The decrease was due to the growth in net premiums earned being greater than the increase in expenses, primarily due to the growth in our reinsurance segment, which has a lower general and administrative expense ratio.

The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. Our expense ratio was 29.4% for the year ended December 31, 2012 compared to 30.1% for the year ended December 31, 2011.

Amortization of Intangible Assets

The amortization of intangible assets decreased by $0.5 million, or 16.7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease is due to certain intangible assets that were fully amortized during 2011.

Interest Expense

Interest expense increased by $0.4 million, or 0.7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was due to fees associated with the termination of our $400 million unsecured credit facility on June 7, 2012.

Income Tax Expense

Corporate income tax expense or benefit is generated through our operations in Bermuda, Europe, Hong Kong, Singapore and the United States. Our income tax expense or benefit may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods principally due to the geographic location of the business written, the mix of business and the profitability of such business; the geographic location of investment income; the geographic location of net losses and loss expenses incurred; and the amount of inter-company reinsurance utilized for rating agency purposes.

Income tax expense decreased by $12.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease is due to the lower income before income taxes in the United States due to the losses from Superstorm Sandy and the drought in the United States. In addition, the year ended December 31, 2011 also included higher taxable income from our holding company in Switzerland of approximately $90.6 million due to the merger termination fee income received.

Net Income

Net income for the year ended December 31, 2012 was $493.0 million compared to $274.5 million for the year ended December 31, 2011. The $218.5 million increase was primarily the result of lower catastrophe losses of $112.6 million, combined with the $296.3 million increase in our realized investment gains as markets and economic conditions rebounded during the year.

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

The table below illustrates our gross premiums written by geographic location for each of the years indicated.

	Year Ended December 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
United States	$1,080.1	$993.5	$86.6	8.7%
Bermuda	565.8	545.6	20.2	3.7%
Europe	210.4	193.0	17.4	9.0%
Singapore	68.4	17.0	51.4	302.4%
Hong Kong	14.8	9.3	5.5	59.1%

	$1,939.5	$1,758.4	$181.1	10.3%

Net premiums written increased by $141.4 million, or 10.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in net premiums written was primarily due to the increase in gross premiums written. During the year ended December 31, 2011, premiums ceded were reduced by $12.4 million due to the commutation of certain variable-rated reinsurance contracts that have swing-rated provisions.

A “swing-rated” reinsurance contract links the ultimate amount of ceded premium to the ultimate loss ratio on the reinsured business. It enables the cedent to retain a greater portion of premium if the ultimate loss ratio develops at a level below the initial loss threshold set by the reinsurers, but requires a higher amount of ceded premium if the ultimate loss ratio develops above the initial threshold. In commuting these swing-rated reinsurance contracts, we reduced certain premiums previously ceded and also reduced ceded IBNR by $11.5 million in accordance with the terms of the contracts. During the year ended December 31, 2010, net premiums written included a $9.3 million reduction in premiums ceded for the commutation of certain variable-rated reinsurance contracts.

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

The following chart illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
U.S. insurance	43.3%	41.5%	40.1%	38.1%
International insurance	27.3%	28.7%	21.8%	24.9%
Reinsurance	29.4%	29.8%	38.1%	37.0%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $48.2 million, or 19.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to equity securities and other invested assets which contribute to our total return but carry little or no current yield. We increased our equity and other invested assets by $385.3 million between December 31, 2011 and December 31, 2010. The book yield of the investment portfolio for the years ended December 31, 2011 and 2010 was 2.5% and 3.3%, respectively. Investment management expenses of $14.2 million and $11.7 million were incurred during the years ended December 31, 2011 and 2010, respectively. The increase in investment management expenses was due to the increase in the size of our investment portfolio as well as expenses from higher expense asset classes (equities).

As of December 31, 2011, approximately 92.6% of our fixed income investments consisted of investment grade securities. The average credit rating of our fixed income portfolio was AA — as rated by Standard & Poor’s and Aa3 as rated by Moody’s, with an average duration of approximately 1.9 years as of December 31, 2011. The average duration of the investment portfolio was 2.7 years as of December 31, 2010.

Net Realized Investment Gains and Net Impairment Charges Recognized in Earnings

Net realized investment gains were comprised of the following:

	Year Ended December 31,
	2011	2010
	($ in millions)
Gross realized gains on sale of invested assets	$154.9	$242.4
Gross realized losses on sale of invested assets	(62.1)	(26.6)

Net realized gains on sale of invested assets	92.8	215.8
Net realized and unrealized losses on derivatives	(70.1)	(4.0)
Mark-to-market changes:
Debt securities, trading	(8.1)	42.2
Other invested assets and equity securities	(4.5)	29.7

Total mark-to-market changes	(12.6)	71.9
Gain on sale of Program Administrator	—	1.9

Net realized investment gains	$10.1	$285.6

During the year ended December 31, 2011, we did not recognize any net impairment charges compared to $0.2 million in net impairment charges recognized in earnings during the year ended December 31, 2010. In July 2010, the Company sold its program administrator and wholesale brokerage operations for $2.4 million in cash. The total return of our investment portfolio was 2.0% and 6.1% for the years ended December 31, 2011 and 2010, respectively.

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

Net Losses and Loss Expenses

Net losses and loss expenses increased by $251.3 million, or 35.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The loss and loss expense ratio increased by 13.7 percentage points for the same period. The increase in net losses and loss expenses was due to lower prior year net favorable reserve development and higher property catastrophe losses in 2011 compared to 2010.

During the year ended December 31, 2011, we incurred $292.2 million of catastrophe-related losses, of which $96.5 million related to the Tohoku earthquake and tsunami, $58.6 million related to the New Zealand earthquake, $53.7 million related to the Midwestern U.S. storms, $43.0 million related to the Thailand floods, $23.7 million related to Hurricane Irene and $16.7 million related to the Australian storms. During the year ended December 31, 2010, we incurred $98.4 million of catastrophe-related losses, of which $66.8 million was from the Chilean earthquake, $17.0 million from the New Zealand earthquake and $14.6 million from the Australian floods.

Excluding the prior year reserve development, property catastrophe losses and the impact of the commutations, the loss and loss expense ratios would have been 62.9% and 67.7% for the years ended December 31, 2011 and 2010, respectively.

	Year Ended December 31, 2011		Year Ended December 31, 2010		Dollar	Change in Percentage
	Amount	% of NPE(2)	Amount	% of NPE(2)	Change	Points
	($ in millions)
Non-catastrophe	$909.0	62.9%	$913.9	67.7%	$(4.9)	(4.8	)Pts
Property catastrophe	292.2	20.2	98.4	7.3	193.8	12.9

Current year	1,201.2	83.1	1,012.3	75.0	188.9	8.1
Prior year	(253.5)	(17.5)	(313.3)	(23.2)	59.8	5.7
Impact of commutation(1)	11.5	0.2	8.9	0.3	2.6	(0.1)

Net losses and loss expenses	$959.2	65.8%	$707.9	52.1%	$251.3	13.7Pts

(1)	Reflects the impact of the commutation of prior year contracts in the years ended December 31, 2011 and 2010, which increased prior year net losses and loss expenses by $11.5 million and $8.9 million and increased net premiums earned by $12.4 million and $9.3 million, respectively.

(2)	Current year and prior year losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

We recorded net favorable reserve development related to prior years of $253.5 million and $313.3 million during the years ended December 31, 2011 and 2010, respectively, as shown in the tables below.

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
U.S. insurance	$(1.6)	$(3.2)	$(25.6)	$(26.2)	$(5.3)	$(1.7)	$(2.5)	$(2.4)	$(68.5)
International insurance	6.8	(6.7)	(21.6)	(87.5)	(36.7)	(19.3)	(23.1)	7.5	(180.6)
Reinsurance	(0.9)	(1.0)	(9.8)	(33.0)	(12.4)	(3.8)	3.0	(6.3)	(64.2)

	$4.3	$(10.9)	$(57.0)	$(146.7)	$(54.4)	$(24.8)	$(22.6)	$(1.2)	$(313.3)

The following table shows the components of net losses and loss expenses for the years ended December 31, 2011 and 2010.

	Year Ended December 31,		Dollar
	2011	2010	Change
	($ in millions)
Net losses paid	$684.8	$596.7	$88.1
Net change in reported case reserves	213.3	76.2	137.1
Net change in IBNR	61.1	35.0	26.1

Net losses and loss expenses	$959.2	$707.9	$251.3

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

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables:

	Year Ended December 31,
	2011	2010
	($ in millions)
Net reserves for losses and loss expenses, January 1	$3,951.6	$3,841.8
Incurred related to:
Commutation of variable rated reinsurance contracts	11.5	8.9
Current year non-catastrophe	909.0	913.9
Current year property catastrophe	292.2	98.4
Prior year	(253.5)	(313.3)

Total incurred	959.2	707.9

Paid related to:
Current year non-catastrophe	72.1	61.0
Current year property catastrophe	70.1	37.6
Prior year	542.6	498.1

Total paid	684.8	596.7
Foreign exchange revaluation	(3.8)	(1.4)

Net reserve for losses and loss expenses, December 31	4,222.2	3,951.6
Losses and loss expenses recoverable	1,002.9	927.6

Reserve for losses and loss expenses, December 31	$5,225.1	$4,879.2

Acquisition Costs

Acquisition costs increased by $7.8 million, or 4.9%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in acquisition costs was primarily due to the increase in net premiums earned in our U.S. insurance segment and reinsurance segment. Acquisition costs as a percentage of net premiums earned were 11.5% for the year ended December 31, 2011 compared to 11.7% in 2010.

General and Administrative Expenses

General and administrative expenses decreased by $14.9 million, or 5.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in general and administrative expenses was primarily due to the following:

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

Amortization of Intangible Assets

The amortization of intangible assets decreased $0.5 million, or 14.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was due to the non-compete covenants related to the acquisition of Darwin being fully amortized during 2010. No impairments were recognized during the year ended December 31, 2011.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Revenues
Gross premiums written	$993.9	$838.6	$729.3
Net premiums written	743.4	639.2	551.1
Net premiums earned	671.6	584.3	518.4
Other income	—	—	0.9
Expenses
Net losses and loss expenses	$465.2	$387.1	$297.5
Acquisition costs	86.7	75.0	67.8
General and administrative expenses	141.7	124.4	128.5
Underwriting (loss) income	(22.0)	(2.2)	25.5
Ratios
Loss and loss expense ratio	69.3%	66.2%	57.4%
Acquisition cost ratio	12.9%	12.8%	13.1%
General and administrative expense ratio	21.1%	21.3%	24.8%

Expense ratio	34.0%	34.1%	37.9%

Combined ratio	103.3%	100.3%	95.3%

Comparison of Years Ended December 31, 2012 and 2011

Premiums.   Gross premiums written increased by $155.3 million, or 18.5%, for the year ended December 31, 2012 compared to 2011. The increase in gross premiums written was primarily due to new business across most lines that added $320.7 million during the year, combined with premium rate increases in all lines of business. Growth from new products introduced in 2012, such as mergers and acquisitions and primary construction, contributed a further $7.6 million for the year. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
General casualty	$269.6	$205.3	$64.3	31.3%
Professional liability	260.8	235.4	25.4	10.8%
Healthcare	207.3	201.7	5.6	2.8%
Programs	105.3	87.1	18.2	20.9%
General property	94.3	78.5	15.8	20.1%
Other(1)	56.6	30.6	26.0	85.0%

	$993.9	$838.6	$155.3	18.5%

(1)	Includes our inland marine, environmental and mergers and acquisitions lines of business

Net premiums written increased by $104.2 million, or 16.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in net premiums written was primarily due to higher gross premiums written, partially offset by the impact of the commutation of prior year contracts in 2011. The year ended December 31, 2011 included a $12.4 million reduction in premiums ceded due to the commutation of certain variable-rated reinsurance contracts that had swing-rated provisions. We ceded 25.2% of gross premiums written for the year ended December 31, 2012 compared to 23.8% for 2011. The increase in the cession percentage was due to the impact of the commutation on the prior year, which decreased the 2011 cession percentage by 1.5 percentage points.

Net premiums earned increased by $87.3 million, or 14.9%, for the year ended December 31, 2012 compared to 2011. The increase was primarily due to the growth of our U.S. insurance operations during 2012 and 2011, partially offset by the $12.4 million impact of the commutation of prior year contracts in 2011, which was fully earned.

Net losses and loss expenses.   Net losses and loss expenses increased by $78.1 million, or 20.2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The loss and loss expense ratio increased by 3.1 percentage points for the same period. The increase in net losses and loss expenses was primarily due to growth in net premiums earned, increased property catastrophe losses and lower favorable prior year reserve development in 2012 compared to 2011. This was partially offset by the $11.5 million impact of the commutation of prior year contracts in 2011.

During the year ended December 31, 2012, we incurred $23.0 million of catastrophe-related losses, of which $21.0 million related to Superstorm Sandy and $2.0 million related to Hurricane Isaac. During the year ended December 31, 2011, we incurred $8.3 million of catastrophe-related losses, of which $3.8 million related to the Midwestern U.S. storms and $4.5 million related to Hurricane Irene.

Excluding the prior year reserve development, property catastrophe losses and the impact of the commutation, the loss and loss expense ratios would have been 68.4% and 68.3% for the years ended December 31, 2012 and 2011, respectively.

	Year Ended		Year Ended			Change in
	December 31, 2012		December 31, 2011		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE(2)	Change	Points
	($ in millions)
Non-catastrophe	$459.1	68.4%	$390.5	68.3%	$68.6	0.1	Pts
Property catastrophe	23.0	3.4	8.3	1.5	14.7	1.9

Current year	482.1	71.8	398.8	69.8	83.3	2.0
Prior year	(16.9)	(2.5)	(23.2)	(4.1)	6.3	1.6
Impact of commutation(1)	—	—	11.5	0.5	(11.5)	(0.5)

Net losses and loss expenses	$465.2	69.3%	$387.1	66.2%	$78.1	3.1	Pts

(1)	Reflects the impact of the commutation of prior year contracts in the year ended December 31, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.

(2)	Current year and prior year losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

Overall, our U.S. insurance segment recorded net favorable reserve development of $16.9 million during the year ended December 31, 2012 compared to net favorable reserve development of $23.2 million for the year ended December 31, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(0.1)	$(0.7)	$(0.2)	$(1.2)	$(12.3)	$(3.3)	$(3.4)	$(0.6)	$(0.1)	$—	$(21.9)
Professional liability	(0.5)	(0.5)	(2.0)	(0.9)	(1.0)	(20.5)	(3.8)	(5.1)	(4.7)	24.7	(14.3)
Healthcare	—	1.7	(1.0)	(3.1)	(5.1)	(4.6)	(0.1)	(2.2)	2.3	—	(12.1)
Other	—	—	—	—	—	—	—	—	—	1.7	1.7
General property	—	—	1.0	(0.2)	(0.1)	(0.2)	1.3	1.0	1.1	1.0	4.9
Programs	—	—	—	—	(0.8)	—	—	3.9	13.9	7.8	24.8

	$(0.6)	$0.5	$(2.2)	$(5.4)	$(19.3)	$(28.6)	$(6.0)	$(3.0)	$12.5	$35.2	$(16.9)

The unfavorable reserve development for the 2010 and 2011 loss years was primarily due to adverse development of $25.1 million on a program that commenced writing in 2008 and was terminated during 2011. This was partially offset by favorable development on our active programs. We also experienced adverse development for the 2011 loss year for certain professional liability products.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General casualty	$—	$(0.9)	$(1.5)	$(17.4)	$(2.9)	$2.5	$(1.9)	$(0.9)	$0.5	$(22.5)
Professional liability	—	(0.2)	(0.3)	(2.5)	23.4	(7.0)	(0.8)	(6.4)	7.1	13.3
Healthcare	(0.4)	(1.8)	(2.7)	—	(1.4)	0.1	(0.9)	0.3	(2.6)	(9.4)
Other	—	—	—	—	—	—	—	—	—	—
General property	—	—	(0.1)	(0.4)	0.1	(1.1)	(0.3)	(1.0)	(1.2)	(4.0)
Programs	—	—	—	(0.2)	(0.1)	(2.1)	(0.8)	0.8	1.8	(0.6)

	$(0.4)	$(2.9)	$(4.6)	$(20.5)	$19.1	$(7.6)	$(4.7)	$(7.2)	$5.6	$(23.2)

The unfavorable reserve development of $23.4 million for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion.

Acquisition costs.   Acquisition costs increased by $11.7 million, or 15.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio increased to 12.9% for the year ended December 31, 2012 from 12.8% for 2011.

General and administrative expenses.   General and administrative expenses increased by $17.3 million, or 13.9%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to the continued growth of our U.S. insurance operations. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased to support our continued growth, combined with increased stock compensation expense resulting from the 25.2% increase in our share price during the year and an increase in performance-based compensation expense as results have exceeded target levels. The general and administrative expense ratio decreased to 21.1% for the year ended December 31, 2012 from 21.3% in 2011, as a result of our increased net premiums earned.

Comparison of Years Ended December 31, 2011 and 2010

Premiums. Gross premiums written increased by $109.3 million, or 15.0%, for the year ended December 31, 2011 compared to 2010. The increase in gross premiums written was primarily due to new business from existing products, $55.1 million in premiums from new products, specifically in our general casualty, environmental and inland marine lines of business and rate increases in our general property and general casualty lines of business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), rate reductions in our other lines of business and increased competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Professional liability	$235.4	$211.1	$24.3	11.5%
General casualty	205.3	145.7	59.6	40.9%
Healthcare	201.7	179.8	21.9	12.2%
Programs	87.1	105.6	(18.5)	(17.5%)
General property	78.5	73.7	4.8	6.5%
Other(1)	30.6	13.4	17.2	128.4%

	$838.6	$729.3	$109.3	15.0%

(1)	Includes our inland marine, environmental and mergers and acquisitions lines of business

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

Net losses and loss expenses.   Net losses and loss expenses increased by $89.6 million, or 30.1%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The loss and loss expense ratio increased 8.8 percentage points for the same period. The increase in net losses and loss expenses was primarily due to the growth in net premiums earned, increased property catastrophe losses and lower prior year net favorable reserve development.

During the year ended December 31, 2011, we incurred $8.3 million of catastrophe-related losses, of which $3.8 million related to the Midwestern U.S. storms and $4.5 million related to Hurricane Irene. During the year ended December 31, 2010, there were no property catastrophe-related losses.

Excluding the prior year reserve development, property catastrophe losses and the impact of the commutations, the loss and loss expense ratios would have been 68.3% and 70.1% for the years ended December 31, 2011and 2010, respectively. The year ended December 31, 2010 included a $12.0 million net loss on a Connecticut power plant explosion which increased the loss and loss expense ratio by 2.4 percentage points.

	Year Ended		Year Ended			Change in
	December 31, 2011		December 31, 2010		Dollar	Percentage
	Amount	% of NPE(2)	Amount	% of NPE(2)	Change	Points
	($ in millions)
Non-catastrophe	$390.5	68.3%	$357.1	70.1%	$33.4	(1.8	)Pts
Property catastrophe	8.3	1.5	—	—	8.3	1.5

Current year	398.8	69.8	357.1	70.1	41.7	(0.3)
Prior year	(23.2)	(4.1)	(68.5)	(13.5)	45.3	9.4
Impact of commutation(1)	11.5	0.5	8.9	0.8	2.6	(0.3)

Net losses and loss expenses	$387.1	66.2%	$297.5	57.4%	$89.6	8.8	Pts

(1)	Reflects the impact of the commutation of prior year contracts in the years ended December 31, 2011 and 2010, which increased prior year net losses and loss expenses by $11.5 million and $8.9 million and increased net premiums earned by $12.4 million and $9.3 million, respectively.

(2)	Current year and prior year losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

Overall, our U.S. insurance segment recorded net favorable reserve development of $23.2 million during the year ended December 31, 2011 compared to net favorable reserve development of $68.5 million for the year ended December 31, 2010 as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
General casualty	$—	$(0.9)	$(1.5)	$(17.4)	$(2.9)	$2.5	$(1.9)	$(0.9)	$0.5	$(22.5)
Professional liability	—	(0.2)	(0.3)	(2.5)	23.4	(7.0)	(0.8)	(6.4)	7.1	13.3
Healthcare	(0.4)	(1.8)	(2.7)	—	(1.4)	0.1	(0.9)	0.3	(2.6)	(9.4)
General property	—	—	(0.1)	(0.4)	0.1	(1.1)	(0.3)	(1.0)	(1.2)	(4.0)
Programs	—	—	—	(0.2)	(0.1)	(2.1)	(0.8)	0.8	1.8	(0.6)

	$(0.4)	$(2.9)	$(4.6)	$(20.5)	$19.1	$(7.6)	$(4.7)	$(7.2)	$5.6	$(23.2)

The unfavorable reserve development of $23.4 million for the 2006 loss year was primarily due to directors and officers claims within our professional liability line of business related to a class action suit filed against a number of private equity firms alleging collusion.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
General casualty	$(1.4)	$(1.4)	$(2.6)	$(6.6)	$(1.4)	$(1.7)	$(1.5)	$(3.2)	$(19.8)
Professional liability	—	(0.2)	(0.3)	(1.8)	(0.2)	0.9	(2.3)	(3.7)	(7.6)
Healthcare	(0.2)	(1.6)	(21.9)	(7.3)	—	(0.6)	3.2	—	(28.4)
General property	—	—	(0.8)	(10.5)	(3.6)	(1.8)	(1.9)	5.6	(13.0)
Programs	—	—	—	(0.1)	(0.1)	1.6	—	(1.1)	0.3

	$(1.6)	$(3.2)	$(25.6)	$(26.3)	$(5.3)	$(1.6)	$(2.5)	$(2.4)	$(68.5)

Acquisition costs. Acquisition costs increased by $7.2 million, or 10.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily caused by increased net premiums earned. The acquisition cost ratio decreased slightly to 12.8% for the year ended December 31, 2011 from 13.1% in 2010.

General and administrative expenses.   General and administrative expenses decreased by $4.1 million, or 3.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in general and administrative expenses was primarily due to a decrease in performance based incentive compensation expenses. The decrease in the general and administrative expense ratio from 24.8% for the year ended December 31, 2010 to 21.3% in 2011 was primarily caused by increased net premiums earned and the decrease in expenses as discussed above.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Revenues
Gross premiums written	$575.1	$530.4	$504.9
Net premiums written	346.3	325.1	319.1
Net premiums earned	336.8	317.0	338.8
Expenses
Net losses and loss expenses	$163.1	$206.6	$160.2
Acquisition costs	(0.5)	(2.8)	(0.5)
General and administrative expenses	91.9	84.3	94.2
Underwriting income	82.3	28.9	84.9
Ratios
Loss and loss expense ratio	48.4%	65.2%	47.3%
Acquisition cost ratio	(0.1%)	(0.9%)	(0.1%)
General and administrative expense ratio	27.3%	26.6%	27.8%

Expense ratio	27.2%	25.7%	27.7%

Combined ratio	75.6%	90.9%	75.0%

Comparison of Years Ended December 31, 2012 and 2011

Premiums.   Gross premiums written increased by $44.7 million, or 8.4%, for the year ended December 31, 2012 compared to 2011. The increase was primarily a result of new business, including $19.8 million from trade credit as a result of expansion into new regions, combined with rate increases in select lines of business. Professional liability increased $17.6 million, primarily due to new business, including $7.9 million from new product initiatives, and strong premium retention. However, this increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), continued competition and a reduction in limits deployed for the international general property line of business.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
Professional liability	$182.0	$164.4	$17.6	10.7%
General property	157.2	159.4	(2.2)	(1.4%)
General casualty	131.6	127.2	4.4	3.5%
Healthcare	73.2	68.1	5.1	7.5%
Other(1)	31.1	11.3	19.8	175.2%

	$575.1	$530.4	$44.7	8.4%

(1)	Includes our trade credit line of business

Net premiums written increased by $21.2 million, or 6.5%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. We ceded to reinsurers 39.8% of gross premiums written for the year ended December 31, 2012 compared to 38.7% for the year ended December 31, 2011.

Net premiums earned increased by $19.8 million, or 6.2%, primarily due to higher net premiums written in the latter half of 2011 and for the year ended December 31, 2012.

Net losses and loss expenses.   Net losses and loss expenses decreased by $43.5 million, or 21.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The loss and loss expense ratio decreased by 16.8 percentage points for the same period. The decrease in net losses and loss expenses was primarily due to significantly lower catastrophe losses in 2012 compared to 2011, combined with higher net favorable prior year reserve development in 2012 compared to 2011.

During the year ended December 31, 2012, we incurred $75.6 million of catastrophe-related losses, of which $73.7 million related to Superstorm Sandy and $1.9 million related to Hurricane Isaac. During the year ended December 31, 2011, we incurred $107.6 million of catastrophe-related losses, of which $45.0 million related to the Tohoku earthquake and tsunami, $17.7 million related to the storms in the Midwestern United States, $12.7 million related to the New Zealand earthquake, $22.8 million related to the Thailand floods, $8.0 million related to Hurricane Irene and $1.4 million related to the Australian storms.

Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 62.5% and 68.7% for the years ended December 31, 2012 and 2011, respectively. The decrease was due to lower attritional property losses in 2012 compared to 2011.

	Year Ended		Year Ended			Change in
	December 31, 2012		December 31, 2011		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$210.5	62.5%	$217.5	68.7%	$(7.0)	(6.2	)Pts
Property catastrophe	75.6	22.4	107.6	33.9	(32.0)	(11.5)

Current year	286.1	84.9	325.1	102.6	(39.0)	(17.7)
Prior year	(123.0)	(36.5)	(118.5)	(37.4)	(4.5)	0.9

Net losses and loss expenses	$163.1	48.4%	$206.6	65.2%	$(43.5)	(16.8	)Pts

Overall, our international insurance segment recorded net favorable reserve development of $123.0 million during the year ended December 31, 2012 compared to net favorable reserve development of $118.5 million for the year ended December 31, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Professional liability	$(0.4)	$(0.3)	$(3.0)	$(6.1)	$(34.6)	$(10.4)	$2.9	$—	$—	$—	$(51.9)
General casualty	5.7	(2.8)	(3.1)	6.6	(18.5)	(23.2)	(10.6)	(4.7)	1.8	20.0	(28.8)
Healthcare	(0.1)	(0.9)	(0.9)	(2.5)	(2.1)	(9.4)	(10.3)	2.6	—	—	(23.6)
General property	—	—	0.7	(1.8)	0.8	0.7	(3.7)	(2.8)	(8.7)	(3.9)	(18.7)

	$5.2	$(4.0)	$(6.3)	$(3.8)	$(54.4)	$(42.3)	$(21.7)	$(4.9)	$(6.9)	$16.1	$(123.0)

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$2.0	$8.5	$(6.1)	$(12.6)	$(18.9)	$(14.8)	$21.6	$—	$—	$(20.3)
General casualty	(1.0)	(4.2)	2.8	(16.0)	(16.0)	(14.1)	(7.3)	7.2	22.5	(26.1)
Healthcare	(0.2)	(0.1)	(1.8)	(2.0)	(9.7)	(10.5)	—	0.2	—	(24.1)
General property	—	(0.1)	(1.6)	(2.7)	(0.7)	(1.1)	(28.9)	(17.5)	4.6	(48.0)

	$0.8	$4.1	$(6.7)	$(33.3)	$(45.3)	$(40.5)	$(14.6)	$(10.1)	$27.1	$(118.5)

The unfavorable reserve development for the 2010 loss year was primarily due to a casualty claim emanating from an oil field services risk.

Acquisition costs.   Acquisition costs increased by $2.3 million, or 82.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio was negative 0.1% for the year ended December 31, 2012 and negative 0.9% for the year ended December 31, 2011. The increase was due to growth in lines of business with higher acquisition costs, such as trade credit.

General and administrative expenses.   General and administrative expenses increased by $7.6 million, or 9.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally, combined with higher incentive compensation due to increased profitability and the higher stock price. The general and administrative expense ratios for the years ended December 31, 2012 and 2011 were 27.3% and 26.6%, respectively. The increase was primarily due to increased incentive compensation as profitability improved.

Comparison of Years Ended December 31, 2011 and 2010

Premiums.   Gross premiums written increased by $25.5 million, or 5.1%, for the year ended December 31, 2011 compared to 2010. The increase in gross premiums written was primarily a result of new business, including $12.5 million from new products, specifically related to our trade credit line of business and small to mid-sized enterprise insurance products. In addition, we increased premiums in our healthcare line of business and experienced rate increases within our general property line of business. This growth was partially offset by the continued trend of the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) including the non-renewal of one general property policy that was previously written during the year ended December 31, 2010 for $5.1 million and the non-renewal of several policies totaling $15.7 million in our general casualty line of business.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Professional liability	$164.4	$160.7	$3.7	2.3%
General property	159.4	150.7	8.7	5.8%
General casualty	127.2	132.3	(5.1)	(3.9%)
Healthcare	68.1	59.3	8.8	14.8%
Other(1)	11.3	1.9	9.4	n/m

	$530.4	$504.9	$25.5	5.1%

(1)	Includes our trade credit line of business

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

Net losses and loss expenses.   Net losses and loss expenses increased by $46.4 million, or 29.0%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The loss and loss expense ratio increased by 17.9 percentage points for the same period. The increase in net losses and loss expenses was primarily due to higher loss activity in the current period and lower net favorable reserve development recognized.

During the year ended December 31, 2011, we incurred $107.6 million of catastrophe-related losses, of which $45.0 million related to the Tohoku earthquake and tsunami, $17.7 million related to the storms in the Midwestern United States, $12.7 million related to the New Zealand earthquake, $22.8 million related to the Thailand floods, $8.0 million related to Hurricane Irene and $1.4 million related to the Australian storms.

Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 68.7% and 81.7% for the years ended December 31, 2011 and 2010, respectively.

	Year Ended		Year Ended			Change in
	December 31, 2011		December 31, 2010		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$217.5	68.7%	$276.7	81.7%	$(59.2)	(13.0	)Pts
Property catastrophe	107.6	33.9	64.1	18.9	43.5	15.0

Current year	325.1	102.6	340.8	100.6	(15.7)	2.0
Prior year	(118.5)	(37.4)	(180.6)	(53.3)	62.1	15.9

Net losses and loss expenses	$206.6	65.2%	$160.2	47.3%	$46.4	17.9	Pts

Overall, our international insurance segment recorded net favorable reserve development of $118.5 million during the year ended December 31, 2011 compared to net favorable reserve development of $180.6 million for the year ended December 31, 2010, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Professional liability	$2.0	$8.5	$(6.1)	$(12.6)	$(18.9)	$(14.8)	$21.6	$—	$—	$(20.3)
General casualty	(1.0)	(4.2)	2.8	(16.0)	(16.0)	(14.1)	(7.3)	7.2	22.5	(26.1)
Healthcare	(0.2)	(0.1)	(1.8)	(2.0)	(9.7)	(10.5)	—	0.2	—	(24.1)
General property	—	(0.1)	(1.6)	(2.7)	(0.7)	(1.1)	(28.9)	(17.5)	4.6	(48.0)

	$0.8	$4.1	$(6.7)	$(33.3)	$(45.3)	$(40.5)	$(14.6)	$(10.1)	$27.1	$(118.5)

The unfavorable reserve development in our professional liability segment for the 2008 loss year related primarily to a greater reliance on the Bornhuetter-Ferguson reported loss method than on the expected loss ratio method. The unfavorable reserve development for the 2010 loss year was primarily due to a casualty claim emanating from an oil field service risk.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Professional liability	$2.0	$(2.8)	$(4.1)	$(41.8)	$(0.2)	$—	$—	$—	$(46.9)
General casualty	5.1	(2.3)	(15.3)	(29.8)	(7.6)	(6.5)	11.3	7.8	(37.3)
Healthcare	(0.3)	(1.5)	(2.2)	(9.9)	(22.5)	—	—	—	(36.4)
General property	—	(0.1)	—	(6.0)	(6.4)	(12.8)	(34.4)	(0.3)	(60.0)

	$6.8	$(6.7)	$(21.6)	$(87.5)	$(36.7)	$(19.3)	$(23.1)	$7.5	$(180.6)

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

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Revenues
Gross premiums written	$760.3	$570.5	$524.2
Net premiums written	748.1	569.5	522.3
Net premiums earned	740.5	555.7	502.3
Expenses
Net losses and loss expenses	$511.0	$365.5	$250.2
Acquisition costs	119.5	95.1	92.1
General and administrative expenses	73.7	62.9	63.8
Underwriting income	36.3	32.2	96.2
Ratios
Loss and loss expense ratio	69.0%	65.8%	49.8%
Acquisition cost ratio	16.1%	17.1%	18.3%
General and administrative expense ratio	10.0%	11.3%	12.7%

Expense ratio	26.1%	28.4%	31.0%

Combined ratio	95.1%	94.2%	80.8%

Comparison of Years Ended December 31, 2012 and 2011

Premiums. Gross premiums written increased by $189.8 million, or 33.3%, for the year ended December 31, 2012 compared to 2011. The increase in gross premiums written was primarily due to new business, from both new products and new regions, as well as increased participations on renewing business combined with rate increases. Within our specialty unit, crop reinsurance premiums increased by $48.1 million while marine contributed a further $21.7 million. Gross premiums written in our property reinsurance business also increased by $87.7 million. Gross premiums written in our North American property reinsurance grew $42.0 million as a result of new business and increased participations and our continued expansion into Asia and Latin America contributed a further $41.0 million. Casualty premiums increased $19.9 million, primarily due to the renewal of a $13.5 million expiring two year contract. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by underwriter geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
United States	$366.3	$241.6	$124.7	51.6%
Bermuda	210.1	204.7	5.4	2.6%
Singapore	106.5	66.6	39.9	59.9%
Europe	77.4	57.6	19.8	34.4%

	$760.3	$570.5	$189.8	33.3%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
	($ in millions)
Property	$354.6	$266.9	$87.7	32.9%
Casualty	254.3	234.4	19.9	8.5%
Specialty	151.4	69.2	82.2	118.8%

	$760.3	$570.5	$189.8	33.3%

Net premiums written increased by $178.6 million, or 31.4%, consistent with the increase in gross premiums written.

Net premiums earned increased by $184.8 million, or 33.3%, as a result of the increase in net premiums written during the years ended December 31, 2012 and 2011. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.

Net losses and loss expenses.   Net losses and loss expenses increased by $145.5 million, or 39.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The loss and loss expense ratio increased by 3.2 percentage points for the same period. The increase in net losses and loss expenses was due to growth in net premiums earned, lower prior year net favorable reserve development for the year ended December 31, 2012 compared to 2011 and $36.4 million of crop reinsurance-related losses recorded in 2012. This was partially offset by the lower property catastrophe losses in 2012 compared to 2011.

During the year ended December 31, 2012, we incurred $81.0 million of catastrophe-related losses for Superstorm Sandy. During the year ended December 31, 2011, we incurred $176.3 million, of which $51.5 million related to the Tohoku earthquake and tsunami, $45.9 million from the New Zealand earthquake, $32.2 million related to the Midwestern U.S. storms, $20.2 million related to the Thailand floods, $11.2 million related to Hurricane Irene and $15.3 million related to the Australian storms.

Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 62.2% and 54.2% for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to the $36.4 million in crop reinsurance losses and $15.3 million in other U.S. weather related losses for the year ended December 31, 2012 that increased the loss and loss expense ratio by 7.0 percentage points.

	Year Ended		Year Ended			Change in
	December 31, 2012		December 31, 2011		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$460.4	62.2%	$301.0	54.2%	$159.4	8.0Pts
Property catastrophe	81.0	10.9	176.3	31.7	(95.3)	(20.8)

Current year	541.4	73.1	477.3	85.9	64.1	(12.8)
Prior year	(30.4)	(4.1)	(111.8)	(20.1)	81.4	16.0

Net losses and loss expenses	$511.0	69.0%	$365.5	65.8%	$145.5	3.2	Pts

Overall, our reinsurance segment recorded net favorable reserve development of $30.4 million during the year ended December 31, 2012 compared to net favorable reserve development of $111.8 million for the year ended December 31, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Specialty	$(0.2)	$(0.4)	$(3.4)	$(5.5)	$(2.7)	$(4.8)	$(1.9)	$0.3	$1.6	$(3.5)	$(20.5)
Property	—	(0.1)	(0.7)	1.5	—	(2.5)	(1.8)	(0.4)	(2.3)	(3.8)	(10.1)
Casualty	(0.1)	0.4	3.6	2.0	(5.3)	(12.6)	(3.5)	0.1	6.2	9.4	0.2

	$(0.3)	$(0.1)	$(0.5)	$(2.0)	$(8.0)	$(19.9)	$(7.2)	$—	$5.5	$2.1	$(30.4)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Specialty	$—	$(0.1)	$(2.8)	$(1.9)	$—	$(0.9)	$(0.2)	$(5.7)	$(4.0)	$(15.6)
Property	(0.2)	(0.9)	(1.1)	(2.7)	(1.2)	(4.2)	(0.3)	(4.8)	(11.3)	(26.7)
Casualty	(0.2)	(1.5)	(7.0)	(31.0)	(14.8)	(15.6)	(1.8)	(0.3)	2.7	(69.5)

	$(0.4)	$(2.5)	$(10.9)	$(35.6)	$(16.0)	$(20.7)	$(2.3)	$(10.8)	$(12.6)	$(111.8)

Acquisition costs.   Acquisition costs increased by $24.4 million, or 25.7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to the increase in net premiums earned. The acquisition cost ratio was 16.1% for the year ended December 31, 2012, compared to 17.1% for the year ended December 31, 2011, primarily due to the change in mix of business.

General and administrative expenses.   General and administrative expenses increased by $10.8 million, or 17.2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was due to higher salary and related costs due to higher headcount to support our growing operations, combined with higher incentive compensation due to increased profitability and our higher stock price. The general and administrative expense ratios for the years ended December 31, 2012 and 2011 were 10.0% and 11.3%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2012.

Comparison of Years Ended December 31, 2011 and 2010

Premiums.   Gross premiums written increased by $46.3 million, or 8.8%, for the year ended December 31, 2011 compared to 2010. The increase in gross premiums written was primarily due to increased writings in our international reinsurance lines of business with the continuing build out of our London and Singapore offices, including business written through Syndicate 2232, as well as $25.4 million of new business from our new global marine and specialty division. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions). In addition, the increase in gross premiums written was partially offset by a two year treaty we wrote in our general casualty reinsurance line of business for $31.4 million in the year ended December 31, 2010.

The table below illustrates our gross premiums written by underwriter geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
United States	$241.6	$264.2	$(22.6)	(8.6%)
Bermuda	204.7	210.1	(5.4)	(2.6%)
Singapore	66.6	16.6	50.0	301.2%
Europe	57.6	33.3	24.3	73.0%

	$570.5	$524.2	$46.3	8.8%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in millions)
Property	$266.9	$181.0	$85.9	47.5%
Casualty	234.4	301.3	(66.9)	(22.2%)
Specialty	69.2	41.9	27.3	65.2%

	$570.5	$524.2	$46.3	8.8%

Net premiums written increased by $47.2 million, or 9.0%, and net premiums earned increased $53.4 million, or 10.6%, consistent with the increase in gross premiums written.

Net losses and loss expenses.   Net losses and loss expenses increased by $115.3 million, or 46.1%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The loss and loss expense ratio increased by 16.0 percentage points for the same period. The increase in net losses and loss expenses was due to growth in net premiums earned and increased property catastrophe losses, partially offset by higher favorable net prior year reserve development in 2011 compared to 2010.

During the year ended December 31, 2011, we incurred $176.3 million of catastrophe-related losses, of which 51.5 million related to the Tohoku earthquake and tsunami, $45.9 million from the New Zealand earthquake, $32.2 million related to the Midwestern U.S. storms, $20.2 million related to the Thailand floods, $11.2 million related to Hurricane Irene and $15.3 million related to the Australian storms. During the year ended December 31, 2010, we incurred $34.3 million of catastrophe-related losses from a number of earthquakes and other weather related events.

Excluding the prior year reserve development and property catastrophe losses, the loss and loss expense ratios would have been 54.2% and 55.8% for the years ended December 31, 2011 and 2010, respectively.

	Year Ended		Year Ended			Change in
	December 31, 2011		December 31, 2010		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$301.0	54.2%	$280.1	55.8%	$20.9	(1.6)	Pts
Property catastrophe	176.3	31.7	34.3	6.8	142.0	24.9

Current year	477.3	85.9	314.4	62.6	162.9	23.3
Prior year	(111.8)	(20.1)	(64.2)	(12.8)	(47.6)	(7.3)

Net losses and loss expenses	$365.5	65.8%	$250.2	49.8%	$115.3	16.0	Pts

Overall, our reinsurance segment recorded net favorable reserve development of $111.8 million and $64.2 million during the years ended December 31, 2011 and 2010, respectively, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2011
	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
	($ in millions)
Specialty	$—	$(0.1)	$(2.8)	$(1.9)	$—	$(0.9)	$(0.2)	$(5.7)	$(4.0)	$(15.6)
Property	(0.2)	(0.9)	(1.1)	(2.7)	(1.2)	(4.2)	(0.3)	(4.8)	(11.3)	(26.7)
Casualty	(0.2)	(1.5)	(7.0)	(31.0)	(14.8)	(15.6)	(1.8)	(0.3)	2.7	(69.5)

	$(0.4)	$(2.5)	$(10.9)	$(35.6)	$(16.0)	$(20.7)	$(2.3)	$(10.8)	$(12.6)	$(111.8)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2010
	2002	2003	2004	2005	2006	2007	2008	2009	Total
	($ in millions)
Specialty	$—	$(0.4)	$(1.1)	$(0.5)	$—	$(1.2)	$(2.6)	$—	$(5.8)
Property	(0.3)	(0.7)	(1.0)	(3.6)	(0.7)	(3.5)	0.8	(7.7)	(16.7)
Casualty	(0.5)		(7.8)	(28.9)	(11.7)	0.9	4.9	1.4	(41.7)

	$(0.8)	$(1.1)	$(9.9)	$(33.0)	$(12.4)	$(3.8)	$3.1	$(6.3)	$(64.2)

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

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, liquidate a portion of our investment portfolio or borrow under our revolving loan facility (see “Credit Facility” below) in order to meet our short-term liquidity needs.

Our total investments and cash totaled $8.8 billion as of December 31, 2012, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of December 31, 2012, we held $681.9 million of cash and cash equivalents and $573.9 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and other invested assets are available to meet our long-term liquidity needs.

As of December 31, 2012, we had $150 million available under our revolving loan facility.

Dividend Restrictions

Allied World Assurance Company, AG is subject to Swiss financial and regulatory restrictions limiting its ability to declare and pay dividends. In addition, the jurisdictions in which our operating subsidiaries are licensed to write business also impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The payment of dividends from Holdings’ Bermuda domiciled operating subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity.

Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Insurance Company, Darwin National Assurance Company, Darwin Select Insurance Company and Vantapro Specialty Insurance Company are subject to restrictions on statutory surplus pursuant to the respective states in which these insurance companies are domiciled. Each state requires prior regulatory approval of any payment of extraordinary dividends.

Allied World Assurance Company (Europe) Limited and Allied World Assurance Company (Reinsurance) Limited are subject to regulatory restrictions limiting their ability to declare and pay any dividends without the consent of the Central Bank of Ireland. We also have branch operations in Canada, Hong Kong, Labuan and Singapore, which have regulatory restrictions limiting the ability to declare and pay dividends.

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

Cash Flows

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
Cash flows provided by operating activities	$629.4	$548.1	451.3
Cash flows used in investing activities	(259.7)	(509.1)	500.0
Cash flows used in financing activities	(321.2)	(162.1)	(486.1)
Effect of exchange rate changes on foreign currency cash	(0.6)	0.1	(0.4)

Net increase (decrease) in cash and cash equivalents	47.9	(123.0)	464.8
Cash and cash equivalents, beginning of year	634.0	757.0	292.2

Cash and cash equivalents, end of year	$681.9	$634.0	$757.0

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 10 consecutive years.

The $81.3 million increase in cash flows from operations was due to the higher premiums collected, net of reinsurance, as net premiums written increased by $304.0 million. This was partially offset by the $176.2 million increase in net paid losses as a result of the growth in operations, the settlement of 2011 catastrophe losses and the maturation of our inforce business.

In our casualty lines of business, claims may be reported and settled several years after the coverage period has terminated. As a result, we expect that we will generate significant operating cash flow as we accumulate casualty loss reserves on our balance sheet. In our property lines of business, claims are generally reported and paid within a relatively short period of time and we expect volatility in our operating cash flows as losses are incurred. Our net paid losses may increase in the short-term due to the recent natural catastrophe activity. We expect increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow; however, we do not expect loss payments to exceed the premiums generated. Actual premiums written and collected and losses and loss expenses paid in any period could vary materially from our expectations and could have a significant and adverse effect on operating cash flow.

Cash flows used in investing activities consist primarily of payments for investments acquired, proceeds on the sale of investments and changes in restricted cash. Cash flows used in investing activities decreased $249.4 million from $509.1 million for the year ended December 31, 2011 to $259.7 million for the year ended December 31, 2012. The decrease was to finance our increased share repurchases and dividend payments in 2012.

Cash flows used in financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The $159.1 million increase in cash flows used in financing activities was due to the $177.2 million increase in share repurchases. No shares were repurchased in the nine months ended September 30, 2011 because of the merger negotiations with Transatlantic. This was partially offset by the $53.6 million in founder warrants repurchased in February 2011. The increase in cash flows used in financing activities was also due to the $39.2 million increase in dividends paid for the year ended December 31, 2012 compared to 2011. Under Swiss Law, we were not able to pay our quarterly dividend until two months after our annual general meeting, resulting in fewer dividend payments in 2011.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2012 and 2011, 89.2% and 92.6%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2012 and 2011 was as follows:

	As of December 31,
	2012	2011
	($ in millions)
Due in one year or less	$573.9	$661.6
Due after one year through five years	2,835.9	2,686.1
Due after five years through ten years	774.4	725.5
Due after ten years	73.0	94.2
Mortgage-backed	1,958.4	1,818.1
Asset-backed	410.9	513.2

Total	$6,626.5	$6,498.7

We have investments in other invested assets, comprising interests in hedge funds and private equity funds, the market value of which was $783.5 million as of December 31, 2012. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 3(c) “Investments — Other Invested Assets” to our consolidated financial statements for additional details on our other invested assets.

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

Pledged Assets

Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with reinsurance contract provisions and relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.45 billion in letters of credit under two letter of credit facilities, a $1 billion uncommitted facility with Citibank Europe plc and a $450 million committed Amended Secured Credit Facility. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time.

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

As of December 31, 2012 and 2011, $2,141.2 million and $2,029.1 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2012 and 2011, a further $1,225.2 million and $1,044.2 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. For additional information on our financial strength ratings refer to “Our Financial Strength Ratings” in Item 1 “Business”.

Capital Resources

The table below sets forth the capital structure of the Company as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	($ in millions)
Senior notes	$798.2	$798.0
Shareholders’ equity	3,326.3	3,149.0

Total capitalization	$4,124.5	$3,947.0

Debt to total capitalization	19.4%	20.2%

On September 10, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission in which we may offer from time to time common shares of Allied World Switzerland, senior or subordinated debt securities of Allied World Bermuda, guarantees of debt securities of Allied World Bermuda, warrants to purchase common shares of Allied World Switzerland, warrants to purchase debt securities of Allied World Bermuda units which may consist of any combination of the securities listed above. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

Share Repurchases

In May 2012, we established a new $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon prior shareholder approval.

During the year ended December 31, 2012, our share repurchases were as follows:

Year Ended December 31, 2012
Common shares repurchased	3,655,959
Total cost of shares repurchased	$263,942
Average price per share	$72.20

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

Long-Term Debt

In July 2006, Allied World Bermuda issued $500 million aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable August 1 and February 1 each year. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

In November 2010, Allied World Bermuda issued $300 million aggregate principal amount of 5.50% senior notes due November 1, 2020, with interest payable May 15 and November 15 each year, commencing May 15, 2011. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

The senior notes issued in 2006 and 2010 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.

Credit Facility

In the normal course of our operations, we enter into agreements with financial institutions to obtain secured and unsecured credit facilities.

On June 7, 2012, Allied World Bermuda amended its existing secured credit facility. The amended $450 million four-year secured credit facility (the “Amended Secured Credit Facility”) is with a syndication of lenders and is primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business of Allied World Bermuda and its subsidiaries. A portion of the facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. Allied World Bermuda may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of December 31, 2012.

On June 7, 2012, upon entering into the Amended Secured Credit Facility, Allied World Bermuda terminated its $400 million unsecured credit facility.

As of December 31, 2012, we also have access to a $1 billion uncommitted letter of credit facility with Citibank Europe plc. This facility was increased from $900 million as of December 31, 2011. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

As of December 31, 2012, we had a combined unused letters of credit capacity of $433.6 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2012:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Contractual Obligations
Senior notes (including interest)	$1,119.5	$54.0	$108.0	$608.0	$349.5
Operating lease obligations	65.9	11.2	19.2	15.4	20.1
Investment commitments outstanding	266.4	1.1	—	35.6	229.7
Real estate purchase commitment	42.0	5.5	36.5	—	—
Reinsurance collateral	700.0	300.0	400.0	—	—
Gross reserve for losses and loss expenses(1)	5,645.5	1,206.6	1,572.4	869.8	1,996.7

Total	$7,839.3	$1,578.4	$2,136.1	$1,528.8	$2,596.0

(1)	Our unpaid losses and loss expenses represent our best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2012, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from our current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.

The investment commitments outstanding represent unfunded commitments related to our other invested assets.

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2012 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

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

In the table below changes in market values as a result of changes in interest rates is determined by calculating hypothetical December 31, 2012 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total market value	$7,653.6	$7,595.3	$7,553.4	$7,491.8	$7,419.2	$7,340.9	$7,173.4
Market value change from base	161.8	103.5	61.6	—	(72.6)	(150.9)	(318.4)
Change in unrealized appreciation/(depreciation)	2.2%	1.4%	0.8%	0%	(1.0%)	(2.0%)	(4.3%)

In the table below changes in market values as a result of changes in credit spreads are determined by calculating hypothetical December 31, 2012 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total market value	$5,352.9	$5,225.1	$5,161.2	$5,097.3	$5,033.4	$4,969.5	$4,841.6
Market value change from base	255.6	127.8	63.9	—	(63.9)	(127.8)	(255.7)
Change in unrealized appreciation/(depreciation)	5.0%	2.5%	1.3%	0%	(1.3%)	(2.5%)	(5.0%)

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2012.

	Fair Value December 31, 2012	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$865.4	AAA	9.8%
U.S. government securities	1,529.2	AA+	17.3%
U.S. government agencies	336.8	AA+	3.8%
Non-U.S. government and government agencies	261.6	AA+	3.0%
State, municipalities and political subdivisions	40.4	AA-	0.5%
Mortgage-backed securities (“MBS”): Agency MBS	1,400.9	AA+	15.9%
Non-agency Residential MBS	90.3	BBB+	1.0%
Non-agency MBS — Non investment grade	176.8	CCC	2.0%
Commercial MBS	290.4	AA+	3.4%

Total mortgage-backed securities	1,958.4		22.3%
Corporate securities:
Financials	866.1	A+	9.8%
Industrials	1,153.9	BBB-	13.1%
Utilities	69.2	BBB-	0.8%

Total corporate securities	2,089.2		23.7%
Asset-backed securities:
Credit cards	24.9	AAA	0.3%
Auto receivables	31.3	AAA	0.4%
Student Loans	133.0	AA+	1.5%
Collateralized loan obligations	190.2	AA+	2.2%
Other	31.5	AAA	0.3%

Total asset-backed securities	410.9		4.7%
Other invested assets:
Private equity	151.0	N/A	1.7%
Hedge funds	504.9	N/A	5.7%
Other private securities	127.6	N/A	1.5%

Total other invested assets	783.5		8.9%
Equities	523.9	N/A	6.0%

Total investment portfolio	$8,799.3		100.0%

As of December 31, 2012, we held $6.6 billion of fixed income securities. Of those assets, approximately 89.2% were rated investment grade (Baa3/BBB—or higher) with the remaining 10.8% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA—by Standard & Poor’s.

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

Our non-agency commercial mortgage-backed securities are subject to the risk of non-payment due to increased levels of delinquencies, defaults and losses on commercial loans that cumulatively create shortfalls beyond the level of subordination in our specific securities. As of December 31, 2012, 34.5% of our non-agency commercial mortgage-backed securities were rated below Aaa/AAA.

As of December 31, 2012, we held investments in other invested assets with a fair value of $783.5 million. Other invested assets consist primarily of investments in hedge funds and private equity funds. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments. In addition, we invest in various strategic business opportunities that diversify our earnings stream, including asset management and claims servicing.

During 2011, concerns about sovereign and corporate credits throughout the European Economic Area became elevated. As of December 31, 2012, our direct exposure to European credit across all of Europe was $662.2 million and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. Of that, approximately $216.2 million was invested in debt issued or guaranteed by European nations, $29.0 million was invested in structured products and $417.0 million was invested in debt and equity securities of European corporations (not guaranteed by a sovereign nation) as outlined in the table below. As of December 31, 2012, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	December 31, 2012
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Belgium	$22.0	$—	$19.1	$41.1
Denmark	34.7	—	—	34.7
France	—	5.6	54.3	59.9
Germany	71.5	2.7	17.8	92.0
Ireland	—	1.7	2.8	4.5
Italy	—	—	3.1	3.1
Luxembourg	—	—	19.3	19.3
Netherlands	38.8	—	49.8	88.6
Norway	6.9	—	31.4	38.3
Russia	—	—	12.2	12.2
Spain	—	—	24.9	24.9
Sweden	—	—	32.0	32.0
Switzerland	10.9	—	42.2	53.1
United Kingdom	31.4	19.0	108.1	158.5

Total exposure	$216.2	$29.0	$417.0	$662.2

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

As of December 31, 2012 and 2011, less than 3.4% and 3.1%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the years ended December 31, 2012 and 2011, approximately 12% was written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-58 and S-1 through S-2 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche Ltd., an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Allied World Assurance Company Holdings, AG

Zug, Switzerland

We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 25, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Zug, Switzerland on February 25, 2013.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

By:	/s/ Scott A. Carmilani
Name: Scott A. Carmilani
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2013
Scott A. Carmilani

/s/ Thomas A. Bradley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013
Thomas A. Bradley

/s/ Barbara T. Alexander	Director	February 25, 2013
Barbara T. Alexander

/s/ James F. Duffy	Director	February 25, 2013
James F. Duffy

/s/ Bart Friedman	Vice Chairman of the Board	February 25, 2013
Bart Friedman

/s/ Scott Hunter	Director	February 25, 2013
Scott Hunter

/s/ Patrick de Saint-Aignan	Director	February 25, 2013
Patrick de Saint-Aignan

/s/ Samuel J. Weinhoff	Director	February 25, 2013
Samuel J. Weinhoff

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated

3.2(2)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated

4.1(3)	Specimen Common Share Certificate

4.2(4)	Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.3(4)	First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.4(5)	Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.5(4)	Form of 7.50% Senior Note (Included as part of Exhibit 4.3)

4.6(6)	Senior Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.7(6)	First Supplemental Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.8(5)	Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as Trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.9(6)	Form of 5.50% Senior Note (Included as part of Exhibit 4.7)

10.1(7)	Insurance Letters of Credit-Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc

10.2(7)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc

10.3(7)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A

10.4(8)	Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon, with respect to the types of securities that may be pledged under the letter of credit facility with Citibank Europe plc

10.5	Letter and Summary of Terms, dated December 7, 2012, from Citibank Europe plc to Allied World Assurance Company, Ltd, with respect to the letter of credit facility with Citibank Europe plc

10.6(9)	Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, AG; Allied World Assurance Company Holdings, Ltd; Allied World Assurance Company, Ltd; the lenders a party thereto; Citibank, N.A., as syndication agent; and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letter of credit agent.

Exhibit Number	Description

10.7(9)	Amended and Restated Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent

10.8(9)	Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company Holdings, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent

10.9(9)	Amended and Restated Account Control Agreement, dated June 7, 2012, by and among Allied World Assurance Company, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent

10.10(9)	Account Control Agreement, dated June 7, 2012, by and among Allied World Assurance Company Holdings, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent

10.11(10)	Contribution-in-Kind Agreement, dated November 30, 2010

10.12(10)	Benefit Plan Assignment and Assumption Agreement, dated as of December 1, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, Newmarket Administrative Services, Inc. n/k/a AWAC Services Company and Allied World Assurance Company Holdings, AG

10.13(10)†	Form of Indemnification Agreement for directors and executive officers of Allied World Assurance Company Holdings, AG

10.14(11)†	Amended and Restated Employment Agreement — Form for Certain Executive Officers

10.15(12)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and W. Gordon Knight

10.16(13)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World Reinsurance Agreement n/k/a Allied World Insurance Company and John R. Bender

10.17(13)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and John J. McElroy

10.18(14)†	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani

10.19(15)†	Employment Agreement, dated as of July 1, 2010, by and between Newmarket Administrative Services, Inc. n/k/a AWAC Services Company and John J. Gauthier

10.20(3)†	Form of Employment Agreement Amendment with regard to Swiss requirements for certain officers of Allied World Assurance Company Holdings, AG

10.21(3)†	Employment Agreement Amendment with regard to Swiss requirements for John Gauthier

10.22(16)†	Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan

10.23(17)†	Form of Participation Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan

10.24(16)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.25(18)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.26(19)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, as amended in August 2011

Exhibit Number	Description

10.27(16)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

10.28(18)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

10.29(17)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

10.30(20)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in May 2009

10.31(21)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in November 2009

10.32(19)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.33(19)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.34(22)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

10.35(19)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.36(23)†	Form of Performance-Based Equity Award Agreement

10.37(13)†	Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.38(13)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.39(13)†	Form of Performance-Based Compensation Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.40(24)†	Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan

10.41(21)†	Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan

10.42(21)	Amended and Restated Accounting Services Agreement, dated as of April 1, 2009, by and between Allied World Assurance Company, Ltd and BlackRock Financial Management, Inc.

10.43(25)	Investment Management Agreement, dated as of September 27, 2011, by and between Allied World Assurance Company, Ltd and BlackRock Financial Management, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche Ltd., an independent registered public accounting firm

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Notes to the Consolidated Financial Statements and (vi) Schedules III and IV

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 21, 2012.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 3, 2012.

(3)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 1, 2006.

(5)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2011.

(6)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on November 15, 2010.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 6, 2007.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2009.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 13, 2012.

(10)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(11)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 27, 2009. Other than with respect to title, base salary and housing allowance, the amended and restated employment agreements, dated as of October 1, 2008, for Frank D’Orazio, Wesley Dupont and Marshall Grossack are identical to the form filed as Exhibit 10.41 thereto.

(12)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 27, 2009.

(13)	Incorporated herein by reference to the Annual Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2012

(14)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 5, 2009.

(15)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on November 5, 2010.

(16)	Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-136420) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(17)	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-132507) of Allied World Assurance Company Holdings, AG filed with the SEC on March 17, 2006, as amended, and declared effective by the SEC on July 11, 2006.

(18)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2008.

(19)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on August 9, 2011

(20)	Incorporated by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 8, 2009.

(21)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2010.

(22)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 7, 2010.

(23)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 18, 2009.

(24)	Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-151298) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(25)	Incorporated herein by reference to Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG, filed with the SEC on February 29, 2012.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Allied World Assurance Company Holdings, AG

Zug, Switzerland

We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, AG and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 25, 2013

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED BALANCE SHEETS

as of December 31, 2012 and 2011

(Expressed in thousands of United States dollars, except share and per share amounts)

	As of December 31, 2012	As of December 31, 2011
ASSETS:
Fixed maturity investments available for sale, at fair value (amortized cost: 2012: $0; 2011: $226,397)	$—	$244,016
Fixed maturity investments trading, at fair value (amortized cost: 2012: $6,473,429; 2011: $6,207,991)	6,626,454	6,254,686
Equity securities trading, at fair value (cost: 2012: $480,312; 2011: $356,370)	523,949	367,483
Other invested assets	783,534	540,409

Total investments	7,933,937	7,406,594
Cash and cash equivalents	681,879	633,996
Restricted cash	183,485	82,608
Insurance balances receivable	846,900	652,158
Prepaid reinsurance	277,406	226,721
Reinsurance recoverable	1,141,110	1,002,919
Accrued investment income	29,135	38,263
Net deferred acquisition costs	108,010	100,334
Goodwill	268,376	268,376
Intangible assets	51,365	53,898
Balances receivable on sale of investments	418,879	580,443
Net deferred tax assets	25,580	22,646
Other assets	63,884	53,202

Total assets	$12,029,946	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$5,645,549	$5,225,143
Unearned premiums	1,218,021	1,078,412
Reinsurance balances payable	136,264	124,539
Balances due on purchases of investments	759,934	616,728
Senior notes	798,215	797,949
Dividends payable	—	14,302
Accounts payable and accrued liabilities	145,628	116,063

Total liabilities	$8,703,611	$7,973,136

SHAREHOLDERS’ EQUITY:
Common shares: 2012: par value CHF 12.64 per share and 2011: par value CHF 14.03 per share (2012: 36,369,868; 2011: 40,003,642 shares issued and 2012: 34,797,781; 2011: 37,742,131 shares outstanding)	454,980	557,153
Additional paid-in capital	—	78,225
Treasury shares, at cost (2012: 1,572,087; 2011: 2,261,511)	(113,818)	(136,590)
Retained earnings	2,985,173	2,635,750
Accumulated other comprehensive income: net unrealized gains on investments, net of tax	—	14,484

Total shareholders’ equity	3,326,335	3,149,022

Total liabilities and shareholders’ equity	$12,029,946	$11,122,158

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

for the years ended December 31, 2012, 2011 and 2010

(Expressed in thousands of United States dollars, except share and per share amounts)

	2012	2011	2010
REVENUES:
Gross premiums written	$2,329,271	$1,939,521	$1,758,397
Premiums ceded	(491,448)	(405,755)	(365,942)

Net premiums written	1,837,823	1,533,766	1,392,455
Change in unearned premiums	(88,925)	(76,774)	(32,907)

Net premiums earned	1,748,898	1,456,992	1,359,548
Net investment income	167,141	195,948	244,143
Net realized investment gains	306,436	10,077	285,612
Net impairment charges recognized in earnings	—	—	(168)
Other income	—	101,744	913

	2,222,475	1,764,761	1,890,048

EXPENSES:
Net losses and loss expenses	1,139,264	959,156	707,883
Acquisition costs	205,722	167,295	159,489
General and administrative expenses	307,321	271,656	286,557
Amortization of intangible assets	2,533	2,978	3,483
Interest expense	55,405	54,989	40,242
Foreign exchange loss	783	3,159	444

	1,711,028	1,459,233	1,198,098

Income before income taxes	511,447	305,528	691,950
Income tax expense	18,440	30,980	26,945

NET INCOME	493,007	274,548	665,005

Other comprehensive loss:
Unrealized (losses) gains on investments arising during the year net of applicable deferred income tax (benefit) expense 2012: $(265); 2011: $3,035; 2010: $10,209	(493)	5,243	162,653
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(13,991)	(47,894)	(213,478)

Other comprehensive loss	(14,484)	(42,651)	(50,825)

COMPREHENSIVE INCOME	$478,523	$231,897	$614,180

PER SHARE DATA
Basic earnings per share	$13.67	$7.21	$14.30
Diluted earnings per share	$13.30	$6.92	$13.32
Weighted average common shares outstanding	36,057,145	38,093,351	46,491,279
Weighted average common shares and common share equivalents outstanding	37,069,885	39,667,905	49,913,317
Dividends paid per share	$1.875	$0.750	$1.050

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2012, 2011 and 2010

(Expressed in thousands of United States dollars)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2009	$1,492	$1,359,934	$—	$149,849	$1,702,020	$3,213,295
Cumulative effect adjustment(1)	—	—	—	(41,889)	41,889	—
Net income	—	—	—	—	665,005	665,005
Dividends	—	—	—	—	(47,712)	(47,712)
Other comprehensive loss	—	—	—	(50,825)	—	(50,825)
Stock compensation	38	40,697	—	—	—	40,735
Share repurchases	—	—	(674,662)	—	—	(674,662)
Shares cancelled	—	(561,851)	561,851	—	—	—
Recapitalization(2)	598,525	(598,525)	—	—	—	—
Repurchase of founder warrants	—	(70,016)	—	—	—	(70,016)

December 31, 2010	$600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820

December 31, 2010	$600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820
Net income	—	—	—	—	274,548	274,548
Dividends — par value reduction	(42,902)	—	—	—	—	(42,902)
Other comprehensive loss	—	—	—	(42,651)	—	(42,651)
Stock compensation	—	(38,394)	62,921	—	—	24,527
Share repurchases	—	—	(86,700)	—	—	(86,700)
Repurchase of founder warrants	—	(53,620)	—	—	—	(53,620)

December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022

December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	493,007	493,007
Dividends — par value reduction	(53,523)	—	—	—	—	(53,523)
Other comprehensive loss	—	—	—	(14,484)	—	(14,484)
Stock compensation	—	(27,099)	43,354	—	—	16,255
Share repurchases	—	—	(263,942)	—	—	(263,942)
Shares cancelled	(48,650)	(51,126)	243,360	—	(143,584)	—

December 31, 2012	$454,980	$—	$(113,818)	$—	$2,985,173	$3,326,335

(1)	Cumulative effect adjustment reflects adoption of ASU 2010-11 as of July 1, 2010.

(2)	As a result of the redomestication, share capital was increased on a net basis. For additional details refer to Note 11(b).

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2012, 2011 and 2010

(Expressed in thousands of United States dollars)

	2012	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$493,007	$274,548	$665,005
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains (losses) on sales of investments	55,865	(82,764)	(217,661)
Mark to market adjustments	(180,380)	22,654	(71,909)
Stock compensation expense	17,642	22,294	34,243
Net impairment charges recognized in earnings	—	—	168
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	282,215	270,624	109,819
Unearned premiums, net of prepaid reinsurance	88,924	76,775	32,907
Insurance balances receivable	(194,742)	(122,231)	(134,306)
Reinsurance balances payable	11,725	24,807	(3,105)
Net deferred acquisition costs	(7,676)	(3,531)	(8,982)
Net deferred tax assets	200	129	12,364
Accounts payable and accrued liabilities	27,815	10,053	13,969
Other items, net	34,843	54,750	18,752

Net cash provided by operating activities	629,438	548,108	451,264

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of available for sale securities	—	(727)	(133,079)
Purchases of trading securities	(8,006,237)	(7,854,053)	(12,816,343)
Purchases of other invested assets	(333,031)	(281,957)	(165,505)
Sales of available for sale securities	236,978	609,833	2,687,129
Sales of trading securities	7,892,907	6,942,291	10,936,501
Sales of other invested assets	53,741	71,543	9,746
Purchases of fixed assets	(3,214)	(9,819)	(9,576)
Change in restricted cash	(100,877)	13,765	(8,810)

Net cash (used in) provided by investing activities	(259,733)	(509,124)	500,063

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid — par value reduction	(67,825)	(28,600)	—
Dividends paid	—	—	(47,712)
Proceeds from the exercise of stock options	10,527	6,837	9,598
Share repurchases	(263,942)	(86,700)	(674,662)
Repurchase of founder warrants	—	(53,620)	(70,016)
Proceeds from senior notes	—	—	296,682

Net cash used in financing activities	(321,240)	(162,083)	(486,110)

Effect of exchange rate changes on foreign currency cash	(582)	100	(410)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,883	(122,999)	464,807
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	633,996	756,995	292,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$681,879	$633,996	$756,995

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$23,957	$14,132	$22,556
— Cash paid for interest expense	$54,000	$54,000	$37,500

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

1.     GENERAL

Allied World Assurance Company Holdings, AG, a Swiss holding company (“Allied World Switzerland”), through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States, Europe, Hong Kong, Labuan and Singapore.

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

While management believes that the reserves for OSLR and IBNR are sufficient to cover losses assumed by the Company, there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company recognizes any changes in its loss reserve estimates and the related reinsurance recoverables in the consolidated income statements in the periods in which they are determined. These are recorded in “net losses and loss expenses”.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

d) Investments

Investments in fixed-maturity securities are classified as either trading or available for sale. Investments in equity securities are classified as trading. Trading securities are carried at fair value with any change in unrealized gains or losses recognized in the consolidated income statements and included in “net realized investment gains”. Available for sale securities are carried at fair value with any change in unrealized gains or losses included as a separate component of “accumulated other comprehensive income” on the consolidated balance sheets.

As permitted under the transitional provisions of Accounting Standards Update (“ASU”) 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), effective July 1, 2010 the Company elected the fair value option for any investment in a beneficial interest in a securitized asset. As a result, the Company elected the fair value option for all of its mortgage-backed and asset-backed securities held as of June 30, 2010. On July 1, 2010, the Company reclassified net unrealized gains of $41,889 from “accumulated other comprehensive income” to “retained earnings”. As a result of the fair value election, any change in fair value of the mortgage-backed and asset-backed securities is recognized in “net realized investment gains” on the consolidated income statement.

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

Other invested assets consist primarily of investments in hedge funds and private equity funds, which have been accounted for as trading securities. In addition, included in the Company’s other invested assets are various investments which are accounted for using the equity method of accounting. Generally, the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. Equity method investments are recorded at cost and adjusted for the Company’s proportionate share of earnings or losses. Other investments are recorded based on valuation techniques depending on the nature of the individual assets. The Company’s share of distributed and undistributed net income from equity method investments is included in “net investment income”.

At each measurement date, the Company estimates the fair value of the financial instruments using various valuation techniques. The Company utilizes, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of financial instruments. When quoted market prices or observable market inputs are not available, the Company may utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The Company bases its determination of whether a market is active or inactive on the spread between what a seller is asking for a security and what a buyer is bidding for that security. Spreads that are significantly above historical spreads are considered inactive markets. The Company also considers the volume of trading activity in the determination of whether a market is active or inactive.

The Company utilizes independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of December 31, 2012. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker-dealer quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker-dealer quotes, the Company also obtains prices from its investment

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

portfolio managers and other sources (e.g., another pricing vendor), and compares the prices obtained from the independent pricing sources to those obtained from the Company’s investment portfolio managers and other sources. The Company investigates any material differences between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices obtained from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of December 31, 2012 and 2011.

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

e) Variable Interest Entities

The Company is involved in the normal course of business with variable interest entities (“VIEs”) as a passive investor in certain asset-backed securities issued by third party VIEs and affiliated VIEs. The Company performs a qualitative assessment at the date when it becomes initially involved in the VIE, followed by ongoing reassessments related to its involvement in VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheets and any unfunded commitments.

f) Other-Than-Temporary Impairments on Available for Sale Securities

The Company recognizes other-than-temporary impairments (“OTTI”) in the consolidated income statements if the Company intends to sell the available for sale fixed maturity security, or if it is more likely than not that the Company will be required to sell the security, before the recovery of its amortized cost basis. In addition, OTTI is recognized if the present value of the expected cash flows of an available for sale fixed maturity security is less than the amortized cost basis of the security (“credit loss”). The amount of the credit loss is recognized in the consolidated income statements and is included in “net impairment charges recognized in earnings”.

g) Translation of Foreign Currencies

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. Foreign currency revenues and expenses are translated at the average exchange rates prevailing during the period. Exchange gains and losses, including those arising from forward exchange contracts, are included in the consolidated income statements. The Company’s functional currency, and that of its operating subsidiaries, is the U.S. dollar as it is the single largest currency in which the Company and its subsidiaries transact business and hold invested assets.

h) Cash and Cash Equivalents

Cash and cash equivalents include amounts held in banks, time deposits, commercial paper, discount notes and U.S. Treasury Bills with maturities of less than three months from the date of purchase.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

i) Income Taxes

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

It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated income statements. The Company has not recorded any interest or penalties during the years ended December 31, 2012, 2011 and 2010 and the Company has not accrued any payment of interest and penalties as of December 31, 2012 and 2011.

j) Employee Stock Option Compensation Plan

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

k) Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain employees. The compensation expense for the RSUs is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable vesting period.

The Company has also granted cash-equivalent RSUs to certain employees that vest on a straight-line basis over the applicable vesting period. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares and as such the Company measures the value of the award each reporting period based on the period ending share price. The effects of changes in the share price at each period end during the service period are recognized as increases or decreases in compensation expense ratably over the service period.

l) Performance-Based Equity Awards

The Company has granted long-term incentive plan (“LTIP”) awards to certain key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. The compensation expense for these awards is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period.

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

The Company has also granted cash-equivalent performance-based awards to certain employees that vest based upon the achievement of established performance criteria during the applicable performance period. These cash-equivalent performance-based awards vest after a three-year performance period. The amount payable per

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

unit awarded will be equal to the price per share of Allied World Switzerland’s common shares, and as such the Company measures the value of the award each reporting period based on the period ending share price. The effects of changes in the share price at each period end during the service period are recognized as changes in compensation expense ratably over the service period.

m) Goodwill and Intangible Assets

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

For intangible assets with finite lives, the value of the assets is amortized over their expected useful lives and the expense is included in “amortization of intangible assets” in the consolidated income statements. The Company tests assets for impairment if conditions exist that indicate the carrying value may not be recoverable. If, as a result of the evaluation, the Company determines that the value of the intangible assets is impaired, then the value of the assets will be written-down in the period in which the determination of the impairment is made.

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

For goodwill, the Company performs an annual impairment test, or more frequently if circumstances are warranted. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of the qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test. For the year ended December 31, 2012, the Company elected to bypass the qualitative assessment and performed the first step of the goodwill impairment test.

The first step of the goodwill impairment test is to compare the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed.

The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge in the consolidated income statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

n) Derivative Instruments

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

The Company uses currency forward contracts and foreign currency swaps to manage currency exposure. The Company also utilizes various derivative instruments such as interest rate futures and index options, for the purpose of managing market exposures, interest rate volatility, portfolio duration, hedging certain investments, or enhancing investment performance. These derivatives are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets with realized and unrealized gains and losses included in the consolidated income statements. Refer to Note 4 for the Company’s related disclosure.

o) Earnings Per Share

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

p) New Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides a consistent meaning for the term “fair value” between the FASB and International Accounting Standards Board and establishes common requirements for measuring and disclosing information related thereto. The Company adopted ASU 2011-04 prospectively on January 1, 2012. The adoption of ASU 2011-04 did not have an impact on consolidated shareholders’ equity or net income or the Company’s fair value measurements. Refer to Note 5 for the Company’s related disclosures.

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

3.     INVESTMENTS

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category are as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,865,913	$1,854,198	$1,278,265	$1,263,948
Non-U.S. Government and Government agencies	261,627	253,657	256,756	251,784
States, municipalities and political subdivisions	40,444	39,342	133,902	128,633
Corporate debt:
Financial institutions	866,140	835,587	1,161,904	1,174,308
Industrials	1,153,909	1,139,706	987,006	974,731
Utilities	69,153	67,463	105,564	103,262
Mortgage-backed	1,958,373	1,877,854	1,818,091	1,797,687
Asset-backed	410,895	405,622	513,198	513,638

Total fixed maturity investments, trading	$6,626,454	$6,473,429	$6,254,686	$6,207,991

	December 31, 2012		December 31, 2011
	Fair Value	Cost	Fair Value	Cost
Equity securities	$523,949	$480,312	$367,483	$356,370
Other invested assets(1)	655,888	606,521	540,409	529,851

	$1,179,837	$1,086,833	$907,892	$886,221

(1)	Includes investments in both hedge funds and private equity funds, but excludes other private securities that are accounted for using the equity method of accounting at December 31, 2012.

c) Other Invested Assets

Included in other invested assets are the Company’s hedge fund and private equity investments. As of the balance sheet date, the Company held interests in 25 funds with a total fair value of $655,888. The fair values of these assets have been estimated using the net asset value per share of the funds.

In general, the Company has invested in hedge funds that require at least 30 days’ notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have lock-up periods ranging from one to three years from initial investment. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process to reduce the possibility of adversely affecting investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date. Certain funds may impose a redemption fee on early redemptions. Interests in private equity funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2012 were as follows:

Fund Type	Carrying Value as of December 31, 2012	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$111,879	$111,879	3 - 10 Years	$—			$174,772
Mezzanine debt	29,834	29,834	8 - 9 Years	—			85,850
Distressed	9,296	9,296	4 - 6 Years	—			5,794

Total private equity	151,009	151,009		—			266,416

Distressed	138,213	102,088	1 - 2 Years	36,125	Quarterly	45 - 65 Days	—
Equity long/short	169,845	—		169,845	Quarterly	30 -60 Days	—
Multi-strategy	131,713	—		131,713	Quarterly	45 -90 Days	—
Global macro	19,117	—		19,117	Monthly	3 Days	—
Event driven	45,991	—		45,991	Quarterly	60 Days	—

Total hedge funds	504,879	102,088		402,791			—

Other private securities	127,646	—		127,646			—

Total other invested assets	$783,534	$253,097		$530,437			$266,416

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

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

•

Mezzanine debt funds: Mezzanine debt funds primarily focus on providing capital to upper middle market and middle market companies and private equity sponsors, in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings and other corporate transactions. The most common position in the capital structure will be between the senior secured debt holder and the equity; however, the funds will utilize a flexible approach when structuring investments, which may include secured debt, subordinated debt, preferred stock and/or private equity. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

•

Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and by their targeted net long position.

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

•

Global macro funds: These funds focus on a top-down analysis of global markets as influenced by major political and economic trends or events. Global macro managers develop investment strategies that aim to forecast movements in interest rates, fund flows, political changes and other wide-ranging systematic factors. The portfolios of these funds can include long or short positions in equities, fixed-income securities, currencies and commodities in the form of cash or derivatives instruments.

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

•

Other private securities: These securities include strategic non-controlling minority investments in private asset management companies, claims handling companies and other service companies related to the insurance industry.

d) Net Investment Income

	Year Ended December 31,
	2012	2011	2010
Fixed maturity investments	$157,437	$194,093	245,407
Equity securities and other invested assets (1)	23,852	15,088	9,800
Cash and cash equivalents	2,319	963	671
Expenses	(16,467)	(14,196)	(11,735)

Net investment income	$167,141	$195,948	$244,143

(1)	Includes the distributed and undistributed net income from investments accounted for using the equity method of accounting.

e) Components of Realized Gains and Losses

	Year Ended December 31,
	2012	2011	2010
Gross realized gains on sale of invested assets	$183,592	$154,941	242,421
Gross realized losses on sale of invested assets	(51,702)	(62,169)	(26,621)
Net realized and unrealized losses on derivatives	(3,608)	(70,090)	(3,958)
Mark-to-market changes:
Debt securities, trading	106,328	(8,078)	42,172
Equity securities and other invested assets	71,826	(4,527)	29,738
Gain on sale of program administrator	—	—	1,860

Net realized investment gains	$306,436	$10,077	285,612

Proceeds from sale of available for sale securities	$236,336	$646,479	2,703,695

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

f) Pledged Assets

As of December 31, 2012 and 2011, $2,141,249 and $2,029,138, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2012 and 2011, a further $1,225,155 and $1,044,236, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 8(d) for details on the Company’s credit facilities.

g)  Analysis of Unrealized Losses

The following table summarizes the market value of those available for sale investments in an unrealized loss position for periods less than and greater than 12 months:

	December 31, 2012		December 31, 2011
	Gross Fair	Unrealized	Gross Fair	Unrealized
	Value	Loss	Value	Loss
Less than 12 months
Corporate debt:
Financial institutions	$—	$—	$9,440	$(292)

Total fixed maturity investments, available for sale	$—	$—	$9,440	$(292)

As of December 31, 2012 and 2011, there were nil and three securities, respectively, in an unrealized loss position.

h)  Other-Than-Temporary Impairment Charges

Following the Company’s review of the securities in the investment portfolio during the years ended December 31, 2012 and 2011, no securities were considered to be other-than-temporarily impaired. For the year ended December 31, 2010, one mortgage-backed security was considered to be other than temporarily impaired as the present value of the expected cash flows was lower than the amortized cost. The $168 of OTTI during the year ended December 31, 2010 was recognized through earnings as they were credit related losses.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

4.  DERIVATIVE INSTRUMENTS

As of December 31, 2012 and 2011, none of the Company’s derivatives were designated as hedges. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

	December 31, 2012				December 31, 2011
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives not designated as hedging instruments
Put options(1)	$5,152	$532	$—	$—	$4,461	$336	$—	$—
Foreign exchange contracts(2)	127,712	1,713	194,566	2,656	91,162	2,030	339,533	8,934
Interest rate futures(2)	—	—	—	—	680,650	977	292,000	3,467

Total derivatives	$132,864	$2,245	$194,566	$2,656	$776,273	$3,343	$631,533	$12,401

(1)	Asset and liability derivatives relating to the put options are classified within “equity securities trading, at fair value” on the consolidated balance sheets.

(2)	All other asset and liability derivatives are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized losses on derivatives not designated as hedges recorded on the consolidated income statements:

	Year Ended December 31,
	2012	2011	2010
Foreign exchange contracts	$(749)	$(6,005)	$3,403

Total included in foreign exchange loss	(749)	(6,005)	3,403

Put options	(2,222)	(4,125)	—
Foreign exchange contracts	(1,024)	(6,242)	—
Interest rate futures	(362)	(59,723)	—
Treasury yield hedge	—	—	(3,958)

Total included in net realized investment gains	(3,608)	(70,090)	(3,958)

Total realized and unrealized losses on derivatives	$(4,357)	$(76,095)	$(555)

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

The Company also purchases options to actively manage the Company’s equity portfolio.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

			Fair value measurement using:
December 31, 2012	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities:
U.S. Government and Government agencies	$1,865,913	$1,865,913	$1,529,158	$336,755	$—
Non-U.S. Government and Government agencies	261,627	261,627	—	261,627	—
States, municipalities and political subdivisions	40,444	40,444	—	40,444	—
Corporate debt	2,089,202	2,089,202	—	2,089,202	—
Mortgage-backed	1,958,373	1,958,373	—	1,790,548	167,825
Asset-backed	410,895	410,895	—	348,649	62,246

Total trading fixed maturity investments	6,626,454	6,626,454

Total fixed maturity investments	6,626,454	6,626,454

Equity securities	523,949	523,949	469,269	—	54,680
Other invested assets (1)	655,888	655,888	—	—	655,888

Total investments	$7,806,291	$7,806,291	$1,998,427	$4,867,225	$940,639

Derivative assets: (2)
Foreign exchange contracts	$1,713	$1,713	$—	$1,713	$—
Interest rate futures	—	—	—	—	—

Derivative liabilities: (2)
Foreign exchange contracts	$2,656	$2,656	$—	$2,656	$—
Interest rate futures	—	—	—	—	—

Senior notes	$798,215	$918,627	$—	$918,627	$—

(1)	Excludes assets that the Company did not measure at fair value related to the Company’s investments that are accounted for using the equity method of accounting.

(2)	Asset and liability derivatives relating to foreign exchange contracts and interest rate futures are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

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

Equity securities: Comprised of U.S. and foreign common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Foreign mutual funds where the net asset value is not provided on a daily basis are included in the Level 3 fair value hierarchy.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the net asset value of the funds as reported by the fund manager that the Company believes is an unobservable input, and as such, the fair values of those funds are included in the Level 3 fair value hierarchy. The Company does not measure its investments that are accounted for using the equity method of accounting at fair value.

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

The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include investments accounted for using the equity method, goodwill and intangible assets. The Company uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

Investments accounted for using the equity method: When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in income. In such cases, the Company measures the fair value of these assets using the techniques discussed above.

Goodwill and Intangible Assets: The Company tests goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but at least annually for goodwill and indefinite-lived intangibles. When the Company determines that goodwill and indefinite-lived intangible assets may be impaired, the Company uses techniques, including discounted expected future cash flows and market multiple models, to measure fair value.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage- backed	Asset-backed	Equities
Year Ended December 31, 2012
Opening balance	$540,409	$249,204	$94,745	$—
Realized and unrealized gains included in net income	37,109	11,027	1,897	4,680
Purchases	207,509	106,322	26,885	50,000
Sales	(129,139)	(174,664)	(75,774)	—
Transfers into Level 3 from Level 2	—	11,716	22,950	—
Transfers out of Level 3 into Level 2 (1)	—	(35,780)	(8,457)	—

Ending balance	$655,888	$167,825	$62,246	$54,680

Year Ended December 31, 2011
Opening balance	$347,632	$172,559	$48,707	$—
Realized and unrealized losses included in net income	(3,620)	(2,131)	(362)	—
Purchases	311,185	101,302	24,056	—
Sales	(114,788)	(44,549)	(3,204)	—
Transfers into Level 3 from Level 2	—	63,717	30,536	—
Transfers out of Level 3 into Level 2 (1)	—	(41,694)	(4,988)	—

Ending balance	$540,409	$249,204	$94,745	$—

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

Of the total realized and unrealized gains included in net income for the year ended December 31, 2012, $42,788, $1,010, $2,400 and $4,680 related to other invested assets, asset-backed securities, mortgage-backed securities and equities, respectively, for securities still held as of December 31, 2012. Of the total realized and unrealized losses included in net income for the year ended December 31, 2011, $5,302, $353 and $2,902 related to other invested assets, asset-backed securities and mortgage-backed securities, respectively, for securities still held as of December 31, 2011.

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

All of the Company’s securities classified as Level 3, other than investments in other invested assets, are valued based on unadjusted broker-dealer quotes. This includes less liquid securities such as lower quality asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities. The primary valuation inputs include monthly payment information, the probability of default, loss severity rates and estimated prepayment rates. Significant changes in these inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default and prepayment rates.

The Company records the unadjusted price provided and validates this price through a process that includes, but is not limited to monthly and/or quarterly: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to their target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value, including a review of the inputs used for pricing; (iv) comparing the price to the Company’s knowledge of the current investment market; and (v) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. In addition to internal controls, management relies on the effectiveness of the valuation controls in place at the Company’s external investment accounting service provider (supported by a Statement on Standards for Attestation Engagements No. 16 report) in conjunction with regular discussion and analysis of the investment portfolio’s structure and performance.

6.  RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	December 31,
	2012	2011
Outstanding loss reserves	$1,539,114	$1,366,466
Reserves for losses incurred but not reported	4,106,435	3,858,677

Reserve for losses and loss expenses	$5,645,549	$5,225,143

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2012	2011	2010
Gross liability at beginning of year	$5,225,143	$4,879,188	$4,761,772
Reinsurance recoverable at beginning of year	(1,002,919)	(927,588)	(919,991)

Net liability at beginning of year	4,222,224	3,951,600	3,841,781

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	—	11,529	8,864
Current year	1,309,613	1,201,155	1,012,374
Prior years	(170,349)	(253,528)	(313,355)

Total incurred	1,139,264	959,156	707,883

Net paid losses related to:
Current year	117,123	142,162	98,646
Prior years	743,844	542,649	498,084

Total paid	860,967	684,811	596,730

Foreign exchange revaluation	3,918	(3,721)	(1,334)

Net liability at end of year	4,504,439	4,222,224	3,951,600
Reinsurance recoverable at end of year	1,141,110	1,002,919	927,588

Gross liability at end of year	$5,645,549	$5,225,143	$4,879,188

The commutation of variable-rated reinsurance contracts represents the reduction of ceded IBNR on commutation.

For the year ended December 31, 2012, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized in the international insurance segment in the 2006 through 2008 loss years related to the general casualty, professional liability and healthcare lines of business.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

7.     CEDED REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements. The Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2012 its reinsurers are able to meet, and will meet, all of their obligations under the agreements. No material provision has been made for unrecoverable reinsurance as of December 31, 2012 and 2011. The amount of reinsurance recoverable is as follows:

	2012	2011
OSLR Recoverable	$234,236	$196,484
IBNR Recoverable	906,874	806,435

Reinsurance recoverable	$1,141,110	$1,002,919

Reinsurance recoverable on paid losses	$56,894	$42,266

For treaty reinsurance, the right of offset between losses and premiums generally exists within the treaties. As a result, the net balance of reinsurance recoverable from or payable to the reinsurer has been included in “insurance balances receivable” or “reinsurance balances payable,” respectively, on the consolidated balance sheets.

Direct, assumed and ceded premiums written and earned and losses and loss expenses incurred are as follows:

	Premiums Written	Premiums Earned	Losses and Loss Expenses
Year Ended December 31, 2012
Direct	$1,569,021	$1,446,086	$877,961
Assumed	760,250	743,575	513,871
Ceded	(491,448)	(440,763)	(252,568)

	$1,837,823	$1,748,898	$1,139,264

Year Ended December 31, 2011
Direct	$1,369,017	$1,266,068	$807,721
Assumed	570,504	557,244	365,990
Ceded(1)	(405,755)	(366,320)	(214,555)

	$1,533,766	$1,456,992	$959,156

Year Ended December 31, 2010
Direct	$1,234,204	$1,221,536	$623,585
Assumed	524,193	503,277	250,070
Ceded(2)	(365,942)	(365,265)	(165,772)

	$1,392,455	$1,359,548	$707,883

(1)	Includes the impact of the commutation of prior year variable-rated excess-of-loss reinsurance contracts, which decreased ceded premiums written and earned by $12,393 and increased prior year ceded losses and loss expenses by $11,529.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

(2)	Includes the impact of the commutation of prior year variable-rated excess-of-loss reinsurance contracts, which decreased ceded premiums written and earned by $9,296 and increased prior year ceded losses and loss expenses by $8,864.

Of the premiums ceded during the years ended December 31, 2012, 2011 and 2010, approximately 48%, 54% and 56% were ceded to four reinsurers, respectively.

The Company actively manages its reinsurance exposures by generally selecting reinsurers having a credit rating of A — or higher and monitoring the overall credit quality of its reinsurers to ensure the recoverables will be collected.

	December 31, 2012			December 31, 2011
	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total
Munich Re	A+	$165,036	14.5%	A+	$114,220	11.4%
Arch Re	A+	148,553	13.0%	A+	153,381	15.3%
Axis Capital	A	137,459	12.0%	A	115,854	11.6%
Platinum Underwriters	A	104,536	9.2%	A	98,993	9.9%
Odyssey Reinsurance Company	A	86,854	7.6%	A	93,373	9.3%

Top five reinsurers		642,438	56.3%		575,821	57.5%
Other reinsurers’ balances		498,672	43.7%		427,098	42.5%

Total reinsurance recoverable		$1,141,110	100.0%		$1,002,919	100.0%

Approximately 99% of ceded reserves were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher as of December 31, 2012 and 2011.

8.     DEBT AND FINANCING ARRANGEMENTS

a) Financing Structure

The following table shows the Company’s financing structure:

	Outstanding(1)	Balance(2)
December 31, 2012
2006 Senior notes due 2016	$500,000	$499,347
2010 Senior notes due 2020	300,000	298,868
$1,000,000 Secured letter of credit facility — uncommitted	907,592	—
$450,000 Secured letter of credit facility — committed	108,853	—

	$1,816,445	$798,215

December 31, 2011
2006 Senior notes due 2016	$500,000	$499,194
2010 Senior notes due 2020	300,000	298,755
$900,000 Secured letter of credit facility — uncommitted	675,636	—
$400,000 Secured letter of credit facility — committed	141,351	—
$400,000 Unsecured letter of credit facility — committed	—	—

	$1,616,987	$797,949

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Represents the principal amount borrowed, net of unamortized discount.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b) 2006 Senior Notes Due 2016

In 2006, Allied World Assurance Company Holdings, Ltd (“Allied World Bermuda”) issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (the “2006 Senior Notes”), with interest payable semi-annually commencing on February 1, 2007. The 2006 Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. The 2006 Senior Notes can be redeemed by Allied World Bermuda prior to maturity subject to payment of a “make-whole” premium. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 2006 Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.

c) 2010 Senior Notes Due 2020

In November 2010, Allied World Bermuda issued $300,000 aggregate principal amount of 5.50% Senior Notes due November 15, 2020 (the “2010 Senior Notes”), with interest on the notes payable semi-annually commencing on May 15, 2011. The 2010 Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. Allied World Bermuda may redeem the 2010 Senior Notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the 2010 Senior Notes to be redeemed or a make-whole price, plus accrued and unpaid interest. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 2010 Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.

d) Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.

Allied World Bermuda has a collateralized amended letter of credit facility with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. The maximum aggregate amount available under this credit facility as of December 31, 2012 is $1,000,000 (2011: $900,000) on an uncommitted basis.

On November 27, 2007, Allied World Bermuda entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consisted of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit (the “Unsecured Facility”).

On June 7, 2012, Allied World Bermuda amended the Secured Facility. The amended $450,000 four-year secured credit facility (the “Amended Secured Credit Facility”) is primarily used for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business of Allied World Bermuda and its subsidiaries. A portion of the facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150,000. Allied World Bermuda may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150,000, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require the Company to maintain a certain leverage ratio and financial strength rating.

On June 7, 2012, upon entering into the Amended Secured Credit Facility, Allied World Bermuda terminated the Unsecured Facility.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

e) Debt Maturities

The following table reflects the Company’s debt maturities:

Amount
2013	$—
2014	—
2015	—
2016	500,000
2017	—
2018 and thereafter	300,000

Total	$800,000

9.     GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets at December 31, 2012 and 2011:

	Goodwill	Indefinite-Lived Intangible Assets	Finite-Lived Intangible Assets
	Net Carrying Value(1)	Net Carrying Value	Gross Carrying Value(2)	Accumulated Amortization	Net Carrying Value
Balance at January 1, 2011	$268,376	$23,920	$41,334	$(8,378)	$32,956
Amortization of intangible assets	—	—	—	(2,978)	(2,978)

Balance at December 31, 2011	268,376	23,920	41,334	(11,356)	29,978
Amortization of intangible assets	—	—	—	(2,533)	(2,533)

Balance at December 31, 2012	$268,376	$23,920	$41,334	$(13,889)	$27,445

(1)	Net of accumulated impairment charges of $156 that occurred prior to January 1, 2011.

(2)	Net of accumulated impairment charges of $6,866 that occurred prior to January 1, 2011.

Goodwill of $264,615 is allocated to the U.S. insurance segment while the remainder is allocated to the reinsurance segment. The impairment reviews for goodwill and indefinite-lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2012, 2011 and 2010.

The finite-lived intangible assets will be amortized over an expected remaining useful life of 10.8 years. The estimated amortization expense for each of the five succeeding fiscal years and thereafter related to the Company’s finite-lived intangible assets is as follows:

Amount
2013	$2,533
2014	2,533
2015	2,533
2016	2,533
2017	2,533
2018 and thereafter	14,780

Total	$27,445

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland, Hong Kong and Singapore. The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the U.S., 2009 to 2012; the United Kingdom, 2011 and 2012; Ireland, 2008 to 2012; Switzerland, 2011 and 2012; Hong Kong, 2009 to 2012; and Singapore, 2010 to 2012. To the best of the Company’s knowledge, there are no examinations pending by any tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2012.

The components of income tax expense are as follows:

	Year Ended December 31,
	2012	2011	2010
Current income tax expense	$18,239	$30,851	$14,560
Deferred income tax expense	201	129	12,385

Income tax expense	$18,440	$30,980	$26,945

Our income is primarily sourced from our Bermuda, U.S. and European operations. The income before income taxes for these operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Non-U.S.	$474,412	$242,353	$615,866
United States	37,035	63,175	76,084

Income before income taxes	$511,447	$305,528	$691,950

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Reserve for losses and loss expenses	$22,843	$20,580
Equity compensation	13,012	15,920
Unearned premium	12,688	11,382
Deferred acquisition costs	10,843	8,506
Other-than-temporary impairments	408	506
Mark-to-market on securities acquired	114	80

Total deferred tax assets	59,908	56,974

Deferred tax liabilities:
Intangible assets	(15,629)	(16,500)
Realized gains	(11,372)	(6,317)
Depreciation	(3,509)	(4,391)
Unrealized appreciation and timing differences on investments	(293)	(3,135)
Market discount on bonds	(727)	(1,032)
Other	(2,798)	(2,953)

Total deferred tax liabilities	(34,328)	(34,328)

Net deferred tax assets	$25,580	$22,646

Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized.

Current tax receivable and payable has been included in “other assets” and “accounts payable and accrued liabilities” on the consolidated balance sheets, respectively. Current taxes receivable or payable was as follows:

	December 31,
	2012	2011
Current tax receivable	$14,642	$6,287

Current tax payable	$8,731	$8,856

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the Company’s effective tax rate on pre-tax accounting income and the expected tax rate is as follows

	Year Ended December 31,
	2012	2011	2010
Expected tax rate	7.8%	7.8%	7.8%
Income not subject to income tax	(7.3%)	(3.4%)	(7.8%)
Foreign taxes at local expected tax rates	2.1%	6.0%	3.7%
Loss on sale of subsidiary	0.0%	0.0%	(0.3%)
Disallowed expenses and capital allowances	0.7%	0.1%	0.1%
Prior year refunds and adjustments	0.4%	(0.6%)	0.6%
Other	(0.1%)	0.2%	(0.2%)

Effective tax rate	3.6%	10.1%	3.9%

11.     SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	December 31,
	2012	2011
Common shares issued and fully paid, 2012: CHF 12.64 per share; 2011: CHF 14.03 per share	36,369,868	40,003,642

Share capital at end of year	$454,980	$557,153

2012
Shares issued at beginning of year	40,003,642
Shares cancelled	(3,633,774)

Total shares issued at end of year	36,369,868

Treasury shares issued at beginning of year	2,261,511
Shares repurchased	3,655,959
Shares issued out of treasury	(711,609)
Shares cancelled	(3,633,774)

Total treasury shares at end of year	1,572,087

Total shares outstanding at end of year	34,797,781

As of December 31, 2012, there were issued and outstanding 34,797,781 voting common shares and nil non-voting common shares.

Effective July 30, 2012, the Company cancelled 2,326,900 voting shares and 173,100 non-voting shares held in treasury, upon completing a required filing with the Swiss Commercial Register in Zug. During the year ended December 31, 2012, a further 1,133,774 voting shares repurchased and designated for cancellation were constructively retired and cancelled.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2012, Allied World Switzerland’s articles of association authorized its Board of Directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 94,809 or 7,500,728 voting shares, and create conditional capital of 5,200,000 voting shares.

b) Redomestication

On December 1, 2010, Allied World Switzerland and Allied World Bermuda entered into a contribution-in-kind agreement to effect the redomestication to Switzerland. Under the terms of the contribution-in-kind agreement all issued and outstanding voting and non-voting shares of Allied World Bermuda were cancelled and issued to Allied World Switzerland as a contribution-in-kind in exchange for which the holders of such voting and non-voting shares immediately prior to the completion of the redomestication received the same number of voting and non-voting shares of Allied World Switzerland. As a result of the contribution-in-kind and the resulting par value changing from $0.03 to CHF 15.00, the share capital balance was increased to CHF 600,055 with an equal reduction in additional paid-in capital. At the time of contribution-in-kind the exchange rate between the U.S. Dollar and Swiss Franc was one-for-one.

As required under Swiss law, the Company cannot hold more than 10% of its registered capital in treasury shares, unless it receives shareholder approval to do so. As a result, immediately prior to the redomestication, the Company cancelled 10,879,106 shares held in treasury with a related reduction to additional paid in capital of $561,851.

c) Share Warrants

In conjunction with the private placement offering at the formation of Allied World Bermuda, Allied World Bermuda granted warrant agreements to certain founding shareholders to acquire up to 5,500,000 common shares at an exercise price of $34.20 per share. These warrants were exercisable in certain limited conditions, including a public offering of common shares. All warrants granted were repurchased by the Company as follows:

	The Chubb Corporation	GS Capital Partners and Other Investment Funds(1)	American International Group, Inc.
Date of repurchase	August 2010	November 2010	February 2011
Number of warrants repurchased	2,000,000	1,500,000	2,000,000
Total cost of warrants repurchased	$32,819	$37,197	$53,620

(1)	Affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”).

d) Dividends

As a holding company, Allied World Switzerland’s principal source of income is dividends or other sources of permitted payments from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company’s shareholders. The ability of our insurance and reinsurance subsidiaries to make dividend payments is limited by the applicable laws and regulations of the various states and countries in which they operate.

The Company’s primary restrictions on net assets of subsidiaries consist of regulatory requirements placed upon the regulated insurance and reinsurance subsidiaries to hold minimum amounts of total statutory capital and surplus and there were no other material restrictions on net assets in place as of December 31, 2012.

Under Swiss law, distributions to shareholders may be paid only if the Company has sufficient distributable profits from previous fiscal years, or if the Company has freely distributable reserves, each as presented on the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

audited stand-alone statutory balance sheet. Distributions to shareholders out of the share and participation capital may be made by way of a capital reduction in the form of a reduction to par value to achieve a similar result as the payment of a dividend. Under Swiss law, if the Company’s general capital reserves amount to less than 20% of the share and participation capital recorded in the Swiss Commercial Register, then at least 5% of the Company’s annual profit must be retained as general reserves.

The Company paid the following dividends during the years ended December 31, 2012, 2011 and 2010:

	Partial
	Par Value		Dividend	Total
	Reduction		Per	Amount
Dividend Paid	Per Share		Share	Paid
December 18, 2012(1)	CHF	0.34	$0.375	$13,010
September 25, 2012(1)	CHF	0.35	$0.375	$13,324
August 6, 2012(1)	CHF	0.36	$0.375	$13,394
April 6, 2012(2)	CHF	0.34	$0.375	$13,795
January 6, 2012(2)	CHF	0.35	$0.375	$14,302
October 7, 2011(2)	CHF	0.32	$0.375	$14,305
August 5, 2011(2)	CHF	0.30	$0.375	$14,295
November 26, 2010(3)		N/A	$0.450	$18,938
September 9, 2010		N/A	$0.200	$8,665
June 10, 2010		N/A	$0.200	$10,017
April 1, 2010		N/A	$0.200	$10,092

(1)	On May 3, 2012, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount is expected to be paid to shareholders in four installments of $0.375 per share, with the final installment to be paid in March 2013.

(2)	On May 5, 2011, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount was paid to shareholders in quarterly installments of $0.375 per share, with the last of such quarterly dividend payments being made on April 6, 2012.
(3)	Includes a special dividend of $0.25 per common share related to our redomestication to Switzerland.

e) Share Repurchases

In May 2012, the Company established a new share repurchase program in order to repurchase up to $500,000 of its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation at acquisition and shall be cancelled upon shareholder approval.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The Company’s share repurchases were as follows:

	Year Ended December 31,
	2012	2011	2010
Common shares repurchased	3,655,959	1,419,163	4,651,279
Total cost of shares repurchased	$263,942	$86,700	$239,127
Average price per share	$72.20	$61.09	$51.41

In August 2010, the Company repurchased 5,000,000 of its common shares from Goldman Sachs for $250,000, or $50.00 per share, in a privately negotiated transaction. In November 2010, the Company repurchased the remaining 3,159,793 common shares from Goldman Sachs for $185,448, or $58.69 per share. The repurchase price per common share is based on and reflects a 0.5% discount from the volume-weighted average trading price of the Company’s common shares on November 5, 2010. These repurchases were executed separately from the Company’s share repurchase program discussed above. The shares repurchased were classified as “Treasury shares, at cost” on the consolidated balance sheets.

12.     EMPLOYEE BENEFIT PLANS

The Company implemented the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan (the “2012 Omnibus Plan”). Under the 2012 Omnibus Plan, up to 1,500,000 common shares may be issued, subject to adjustment. The 2012 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options under the Code, nonqualified stock options, stock appreciation rights, restricted shares, RSUs, deferred share units, cash incentive awards, performance-based compensation awards and other equity-based and equity-related awards. These awards generally vest pro rata over four years from the date of grant, except for the performance-based awards that will generally vest over a three-year period based on the achievement of certain performance conditions. The exercise price of options issued are recommended by the Compensation Committee to the Board of Directors for approval but shall not be less than the fair market value of the common shares of Allied World Switzerland on the date the option award is granted.

The Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan (the “Plan”), Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) and the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan (the “LTIP”) were automatically terminated, replaced and superseded by the 2012 Omnibus Plan on May 3, 2012, except that any outstanding awards granted under such plans remain in effect pursuant to their terms.

a) Employee option plan

Options under the Plan are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued are recommended by the Compensation Committee to the Board of Directors for approval but shall not be less than the fair market value of the common shares of Allied World Switzerland on the date the option award is granted.

The Company values share options issued with a Black-Scholes valuation model and used the following assumptions:

	Year Ended December 31,
	2011	2010
Expected term of option	5.5 years	5.5 years
Weighted average risk-free interest rate	2.33%	2.65%
Weighted average expected volatility	31.51%	42.35%
Dividend yield	1.00%	1.25%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Company specific information is used to determine the expected term of the option and the expected volatility. As a result, the expected term of the option is based on the historical terms of options granted since the inception of the Company and the expected volatility is based on the volatility of the fair market value of Allied World Switzerland’s common shares. The Company estimates expected forfeitures of option awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

The following table summarizes the activity related to options granted and exercised:

	Year Ended December 31,
	2012	2011	2010
Options granted	—	494,885	311,610
Weighted average grant date fair value	$—	$18.27	$17.34
Options exercised	267,270	179,807	304,315
Total intrinsic value of options exercised	$9,650	$4,070	$5,888
Proceeds from option exercises	$10,527	$6,837	$9,598

The activity related to the Company’s share options is as follows

	Year Ended December 31, 2012
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,525,853	$45.72
Granted	—	$—
Exercised	(267,270)	$(38.66)
Forfeited	(33,315)	$(54.79)
Expired	(661)	$(49.82)

Outstanding at end of year	1,224,607	$47.02	6.2 years	$38,924

Exercisable at end of year	725,903	$41.38	5.1 years	$27,162

As of December 31, 2012, there was remaining $6,041 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 1.3 years.

b) Stock incentive plan

The Company has granted RSUs under the Stock Incentive Plan. These RSUs vest pro-rata over four years from the date of grant or in the fourth or fifth year from the date of grant.

Beginning in 2010, the Company granted performance-based RSUs in lieu of utilizing the LTIP. The performance-based RSUs are structured in exactly the same form as shares issued under the LTIP in terms of vesting restrictions and achievement of established performance criteria and are accounted for consistent with the accounting policy described in Note 2(l). For the performance-based RSUs granted in 2012, 2011 and 2010, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2012, 2011 and 2010 are expensed at 100% of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the date of grant. The Company estimates expected forfeitures of RSUs at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

The activity related to the Company’s RSUs and performance-based equity awards is as follows:

	Year Ended December 31, 2012
	RSUs and Performance- based Equity Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	653,136	$47.23
RSUs granted	37,201	63.04
RSUs forfeited	(3,463)	(55.65)
RSUs fully vested	(147,866)	(40.54)
Performance-based equity awards granted	94,169	66.88
Performance-based equity awards forfeited	(11,388)	(12.13)
Performance-based equity awards fully vested	(44,027)	(31.38)

Outstanding at end of year	577,762	$52.56	$45,528

The RSUs and performance-based equity awards vested in 2012, 2011 and 2010 had aggregate intrinsic values of $13,947, $19,732 and $17,302 at the time of vesting, respectively.

As of December 31, 2012, there was remaining $3,565 of total unrecognized compensation expense related to 135,123 unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2012, there was remaining $6,334 of total unrecognized compensation expense related to 442,639 unvested performance-based equity awarded. This expense is expected to be recognized over a weighted-average period of 1.6 years.

c) Long-term incentive plan

Each award under the LTIP represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during an applicable performance period. The awards granted in 2008 generally vested after the fiscal year ended December 31, 2010; however, a portion of this award vest after the fourth or fifth year from the original grant date, subject to the achievement of the performance conditions and terms of the LTIP.

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

As part of the acquisition of Darwin, the Company assumed Darwin’s Long-Term Incentive Plan (“Darwin LTIP”) that it had implemented for certain of its key employees. The Darwin LTIP was intended to produce payouts consistent with long-term profitability. Accordingly, the right of offset exists where, in the event that any year produces a negative underwriting result, this negative amount would be offset against credits available under

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

the profit pool established for another year. This offset can be applied against any of the unpaid year balances whether prior or subsequent to the year in question. Interests in the Darwin LTIP vest over a four-year period. The payments due are made in increments over the fourth, fifth and sixth years. The Darwin LTIP is in run-off and any awards after 2008 to former participants in the Darwin LTIP are being granted under Allied World Switzerland’s stock plans.

The activity related to the Company’s LTIP awards is as follows:

	Year Ended December 31, 2012
	LTIP	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding LTIP awards at beginning of year	324,036	$39.78
Additional LTIP awards granted due to achievement of performance criteria	147,574	39.44
LTIP fully vested	(442,721)	(39.44)

Outstanding LTIP at end of year	28,889	$43.27	$2,276

As of December 31, 2012, there was remaining $0 of total unrecognized compensation expense related to unvested LTIP awards.

d) Cash-equivalent stock awards

Since 2009, as part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and performance-based awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, the Company establishes a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. At December 31, 2012 the liability was $36,454. The liability is included in “accounts payable and accrued expenses” in the balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

e) Total Stock Related Compensation Expense

The following table shows the total stock related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards.

	Year Ended December 31,
	2012	2011	2010
Stock Options	$4,256	$4,098	$2,953
RSUs and performance-based equity awards	13,010	13,140	13,473
LTIP(1)	376	5,056	17,817
Cash-equivalent stock awards	32,760	20,295	15,132

Total	$50,402	$42,589	$49,375

(1)	Includes $2,194, $3,219 and $932 related to the Darwin LTIP for the years ended December 31, 2012, 2011 and 2010, respectively.

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

13.    EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
Basic earnings per share:
Net income	$493,007	$274,548	$665,005
Weighted average common shares outstanding	36,057,145	38,093,351	46,491,279

Basic earnings per share	$13.67	$7.21	$14.30

	Year Ended December 31,
	2012	2011	2010
Diluted earnings per share:
Net income	$493,007	$274,548	$665,005
Weighted average common shares outstanding	36,057,145	38,093,351	46,491,279
Share equivalents:
Warrants and options	435,334	387,549	1,668,262
RSU and LTIP awards	575,755	1,185,764	1,753,395
Employee share purchase plan	1,651	1,241	381

Weighted average common shares and common share equivalents outstanding — diluted	37,069,885	39,667,905	49,913,317

Diluted earnings per share	$13.30	$6.92	$13.32

For the years ended December 31, 2012, 2011 and 2010, a weighted average of 226,104, 698,672 and 452,354 employee stock options and RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

14.    COMMITMENTS AND CONTINGENCIES

a)    Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract.

The Company’s investment portfolio is managed pursuant to guidelines that follow prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its investment portfolio. As of December 31, 2012 and 2011, substantially all of the Company’s cash and investments were held with one custodian.

Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds and reinsurance funds held balances. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. The Company’s credit risk is further reduced by the contractual right to offset loss obligations or unearned premiums against premiums receivable. Consequently, the Company has not included any material allowance for doubtful accounts against the receivable balance. At December 31, 2012, insurance balances receivable included $322,153 receivable from a single counterparty for net premiums and funds held balances.

b)    Operating Leases

The Company leases office space under operating leases expiring in various years through 2022. The following are future minimum rental payments as of December 31, 2012:

Amount
2013	$11,163
2014	10,541
2015	8,711
2016	7,986
2017	7,402
2018 through 2022	20,078

$65,881

Total rent expense for the years ended December 31, 2012, 2011 and 2010 was $11,929, $12,807 and $13,750, respectively. During the year ended December 31, 2010, the Company terminated one of its office leases and recognized a termination fee of $1,128.

c)    Producers

The three largest individual producers as a percentage of gross premiums written are as follows:

	Year Ended December 31,
	2012	2011	2010
Marsh & McLennan Companies, Inc.	25%	23%	24%
Aon Corporation (including Benfield Group Ltd.)	19%	21%	20%
Willis Group Holdings	11%	11%	9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

d)    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of December 31, 2012, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

15.    STATUTORY CAPITAL AND SURPLUS

Allied World Switzerland’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Allied World Switzerland and its subsidiaries operate. The total amount of restricted net assets for the Company’s consolidated subsidiaries as of December 31, 2012 was $2,499,863.

The minimum required statutory capital and surplus is the amount of statutory capital and surplus necessary to satisfy regulatory requirements based on the Company’s current operations. The statutory capital and surplus and minimum required statutory capital and surplus for the Company’s most significant regulatory jurisdictions at December 31, 2012 and 2011 were as follows:

	2012		2011
	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus
Bermuda	$3,272,786	$718,344	$3,184,294	$591,050
United States	1,110,468	173,078	1,054,441	146,284
Ireland	412,480	19,513	403,156	22,057
Switzerland	174,259	19,945	57,195	19,949
United Kingdom	224,854	224,531	91,000	90,500

There were no state-prescribed or permitted regulatory accounting practices for any of our insurance entities that resulted in reported statutory surplus that differed from that which would have been reported under the prescribed practices of the respective regulatory authorities, including the National Association of Insurance Commissioners. Statutory accounting under the prescribed practices of the respective regulatory authorities differs from U.S. GAAP accounting in the treatment of various items, including reporting of investments, acquisition costs and deferred income taxes.

The statutory net income (loss) for the Company’s most significant regulatory jurisdictions for December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Bermuda	$528,712	$197,624	$666,372
United States	25,390	44,974	63,304
Ireland	9,325	14,590	9,378
Switzerland	10,657	(637)	N/A
United Kingdom	1,800	(10,320)	290

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

At December 31, 2012, the maximum amount of ordinary dividends or distributions that can be paid, without prior regulatory approval, for the Company’s most significant regulatory jurisdictions, were as follows:

2012
Bermuda	$818,196
United States	86,849
Ireland	31,260
Switzerland	8,276
United Kingdom	—

a)    Bermuda

The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations as amended. As a Class 4 insurer, Allied World Assurance Company, Ltd is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the enhanced capital requirements as determined by the Bermuda Monetary Authority under the Bermuda Solvency Capital Requirement model (“BSCR model”). The BSCR model is a risk-based capital model that provides a method for determining an insurer’s minimum required capital taking into account the risk characteristics of different aspects of the company’s business. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2012 and 2011, this subsidiary met the requirements.

b)    United States

The Company’s U.S. insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2012 and 2011, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

c)    Ireland

The Company’s Irish insurance and reinsurance subsidiaries are regulated by the Central Bank of Ireland pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2009 (the “Irish Insurance Acts and Regulations”). These subsidiaries are required to maintain a minimum level of capital. As of December 31, 2012 and 2011, these subsidiaries met the requirements. The amount of dividends that these subsidiaries are permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution.

d)    Switzerland

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

2006. This subsidiary’s accounts are prepared in accordance with the Swiss Code of Obligation 1911 to 2012 and the Insurance Supervisory Law 2004 to 2006. This subsidiary is obligated to maintain a minimum level of capital based on the Swiss Code of Obligation, a minimum of tied assets based on the Insurance Supervisory Law and a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations as stipulated by the Insurance Supervisory Law. As of December 31, 2012 and 2011, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves which consist of retained earnings, the current year profit and legal reserves to a certain extent. Any dividend requires approval of the shareholders and in case of the dividend exceeding the current year profit, approval is also required from FINMA. The solvency and capital requirements must still be met following any distribution.

e)    United Kingdom

Allied World Capital (Europe) Limited is the sole corporate member of Syndicate 2232. Syndicate 2232 is managed by Capita Managing Agency Limited, an unaffiliated entity (“Capita”). As a member of Lloyd’s, Allied World Capital (Europe) Limited is obliged to comply with Lloyd’s bye laws and regulations (made pursuant to the Lloyd’s Acts 1871 to 1982) and applicable provisions of the Financial and Services and Markets Act 2000 (the “FSMA”). The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. The capital required to support a Syndicate’s underwriting capacity, referred to as “funds at Lloyd’s”, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the FSA. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable from the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. The Company has provided capital to support the underwriting of Syndicate 2232 in the form of a letter of credit. The amount which the Company provides as funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Lloyd’s is authorized by the FSA and required to implement certain rules prescribed by the FSA under the Lloyd’s Act of 1982 regarding the operation of the Lloyd’s market. With respect to managing agents and corporate members, Lloyd’s prescribes certain minimum standards relating to management and control, solvency and other requirements and monitors managing agents’ compliance with such standards.

f)    Branch Offices

The Company’s insurance subsidiaries maintain branch offices in Bermuda, England, Switzerland, Hong Kong, Canada, Singapore and Labuan. As branch offices are not considered separate legal entities, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the branch offices. These branch offices are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2012 and 2011, the actual capital and surplus for each of these branches exceeded the relevant local regulatory requirements.

16.    SEGMENT INFORMATION

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

The following tables provide a summary of the segment results:

Year Ended December 31, 2012	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$993,918	$575,103	$760,250	$2,329,271
Net premiums written	743,428	346,348	748,047	1,837,823
Net premiums earned	671,594	336,787	740,517	1,748,898
Net losses and loss expenses	(465,168)	(163,130)	(510,966)	(1,139,264)
Acquisition costs	(86,670)	486	(119,538)	(205,722)
General and administrative expenses	(141,729)	(91,867)	(73,725)	(307,321)

Underwriting (loss) income	(21,973)	82,276	36,288	96,591
Net investment income				167,141
Net realized investment gains				306,436
Amortization of intangible assets				(2,533)
Interest expense				(55,405)
Foreign exchange loss				(783)

Income before income taxes				$511,447

Loss and loss expense ratio	69.3%	48.4%	69.0%	65.1%
Acquisition cost ratio	12.9%	(0.1%)	16.1%	11.8%
General and administrative expense ratio	21.1%	27.3%	10.0%	17.6%

Combined ratio	103.3%	75.6%	95.1%	94.5%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$838,567	$530,450	$570,504	$1,939,521
Net premiums written	639,196	325,094	569,476	1,533,766
Net premiums earned	584,303	317,006	555,683	1,456,992
Net losses and loss expenses	(387,099)	(206,593)	(365,464)	(959,156)
Acquisition costs	(74,976)	2,781	(95,100)	(167,295)
General and administrative expenses	(124,434)	(84,290)	(62,932)	(271,656)

Underwriting (loss) income	(2,206)	28,904	32,187	58,885
Net investment income				195,948
Net realized investment gains				10,077
Other income—termination fee				101,744
Amortization of intangible assets				(2,978)
Interest expense				(54,989)
Foreign exchange loss				(3,159)

Income before income taxes				$305,528

Loss and loss expense ratio	66.2%	65.2%	65.8%	65.8%
Acquisition cost ratio	12.8%	(0.9%)	17.1%	11.5%
General and administrative expense ratio	21.3%	26.6%	11.3%	18.6%

Combined ratio	100.3%	90.9%	94.2%	95.9%

Year Ended December 31, 2010	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$729,267	$504,937	$524,193	$1,758,397
Net premiums written	551,063	319,083	522,309	1,392,455
Net premiums earned	518,444	338,791	502,313	1,359,548
Other income	913	—	—	913
Net losses and loss expenses	(297,517)	(160,153)	(250,213)	(707,883)
Acquisition costs	(67,797)	460	(92,152)	(159,489)
General and administrative expenses	(128,556)	(94,226)	(63,775)	(286,557)

Underwriting income	25,487	84,872	96,173	206,532
Net investment income				244,143
Net realized investment gains				285,612
Net impairment charges recognized in earnings				(168)
Amortization of intangible assets				(3,483)
Interest expense				(40,242)
Foreign exchange loss				(444)

Income before income taxes				$691,950

Loss and loss expense ratio	57.4%	47.3%	49.8%	52.1%
Acquisition cost ratio	13.1%	(0.1%)	18.3%	11.7%
General and administrative expense ratio	24.8%	27.8%	12.7%	21.1%

Combined ratio	95.3%	75.0%	80.8%	84.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Year Ended December 31,
	2012	2011	2010
United States	$1,360,190	$1,080,134	$993,486
Bermuda	611,382	565,801	545,560
Europe	228,791	210,435	193,000
Singapore	111,694	68,382	17,059
Hong Kong	17,214	14,769	9,292

Total gross premiums written	$2,329,271	$1,939,521	$1,758,397

Gross premiums written attributable to Switzerland were $43,664, $37,990 and $27,597 for the years ended December 31, 2012, 2011 and 2010, respectively.

17.    OTHER INCOME

In late 2011, the Company reached a mutual agreement with Transatlantic Holdings, Inc. to terminate the previously announced merger agreement. Under the terms of the termination agreement, the Company received termination fees (net of expenses) of $101,744, which have been included within “Other income” on the consolidated income statements.

18.    CONDENSED CONSOLIDATED PARENT COMPANY AND GUARANTOR FINANCIAL STATEMENTS

The following tables present condensed consolidating financial information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Balance Sheet:

As of December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,933,937	$—	$7,933,937
Cash and cash equivalents	19,997	11,324	650,558	—	681,879
Insurance balances receivable	—	—	846,900	—	846,900
Reinsurance recoverable	—	—	1,141,110	—	1,141,110
Net deferred acquisition costs	—	—	108,010	—	108,010
Goodwill and intangible assets	—	—	319,741	—	319,741
Balances receivable on sale of investments	—	—	418,879	—	418,879
Investments in subsidiaries	3,337,446	4,768,769	—	(8,106,215)	—
Due (to) from subsidiaries	(23,864)	(7,173)	31,037	—	—
Other assets	1,499	6,081	571,910	—	579,490

Total assets	$3,335,078	$4,779,001	$12,022,082	$(8,106,215)	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,645,549	$—	$5,645,549
Unearned premiums	—	—	1,218,021	—	1,218,021
Reinsurance balances payable	—	—	136,264	—	136,264
Balances due on purchases of investments	—	—	759,934	—	759,934
Senior notes	—	798,215	—	—	798,215
Other liabilities	8,743	17,727	119,158	—	145,628

Total liabilities	8,743	815,942	7,878,926	—	8,703,611

Total shareholders’ equity	3,326,335	3,963,059	4,143,156	(8,106,215)	3,326,335

Total liabilities and shareholders’ equity	$3,335,078	$4,779,001	$12,022,082	$(8,106,215)	$12,029,946

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,406,594	$—	$7,406,594
Cash and cash equivalents	112,672	8,886	512,438	—	633,996
Insurance balances receivable	—	—	652,158	—	652,158
Reinsurance recoverable	—	—	1,002,919	—	1,002,919
Net deferred acquisition costs	—	—	100,334	—	100,334
Goodwill and intangible assets	—	—	322,274	—	322,274
Balances receivable on sale of investments	—	—	580,443	—	580,443
Investments in subsidiaries	3,064,066	3,964,585	—	(7,028,651)	—
Due (to) from subsidiaries	(4,853)	(6,769)	11,622	—	—
Other assets	1,504	6,367	415,569	—	423,440

Total assets	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,225,143	$—	$5,225,143
Unearned premiums	—	—	1,078,412	—	1,078,412
Reinsurance balances payable	—	—	124,539	—	124,539
Balances due on purchases of investments	—	—	616,728	—	616,728
Senior notes	—	797,949	—	—	797,949
Other liabilities	24,367	17,688	88,310	—	130,365

Total liabilities	24,367	815,637	7,133,132	—	7,973,136

Total shareholders’ equity	3,149,022	3,157,432	3,871,219	(7,028,651)	3,149,022

Total liabilities and shareholders’ equity	$3,173,389	$3,973,069	$11,004,351	$(7,028,651)	$11,122,158

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Income Statement:

Year Ended December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,748,898	$—	$1,748,898
Net investment income	26	20	167,095	—	167,141
Net realized investment gains	—	—	306,436	—	306,436
Net losses and loss expenses	—	—	(1,139,264)	—	(1,139,264)
Acquisition costs	—	—	(205,722)	—	(205,722)
General and administrative expenses	(35,258)	(2,973)	(269,090)	—	(307,321)
Amortization of intangible assets	—	—	(2,533)	—	(2,533)
Interest expense	—	(55,405)	—	—	(55,405)
Foreign exchange gain (loss)	159	(319)	(623)	—	(783)
Income tax (expense) benefit	358	—	(18,798)	—	(18,440)
Equity in earnings of consolidated subsidiaries	527,722	573,256	—	(1,100,978)	—

NET INCOME (LOSS)	$493,007	$514,579	$586,399	$(1,100,978)	$493,007

Unrealized gains on investments arising during the year net of applicable deferred income tax benefit of $265	(493)	—	(493)	493	(493)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(13,991)	—	(13,991)	13,991	(13,991)

Other comprehensive loss	(14,484)	—	(14,484)	14,484	(14,484)

COMPREHENSIVE INCOME (LOSS)	$478,523	$514,579	$571,915	$(1,086,494)	$478,523

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,456,992	$—	$1,456,992
Net investment income	64	26	195,858	—	195,948
Net realized investment gains	—	(53,620)	10,077	53,620	10,077
Other income	101,744	—	—	—	101,744
Net losses and loss expenses	—	—	(959,156)	—	(959,156)
Acquisition costs	—	—	(167,295)	—	(167,295)
General and administrative expenses	(13,354)	(5,823)	(252,479)	—	(271,656)
Amortization of intangible assets	—	—	(2,978)	—	(2,978)
Interest expense	—	(54,989)	—	—	(54,989)
Foreign exchange gain (loss)	9	(978)	(2,190)	—	(3,159)
Income tax (expense) benefit	(7,940)	—	(23,040)	—	(30,980)
Equity in earnings of consolidated subsidiaries	194,025	309,920	—	(503,945)	—

NET INCOME (LOSS)	$274,548	$194,536	$255,789	$(450,325)	$274,548

Unrealized gains on investments arising during the year net of applicable deferred income tax expense of $3,035	5,243	—	5,243	(5,243)	5,243
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(47,894)	—	(47,894)	47,894	(47,894)

Other comprehensive loss	(42,651)	—	(42,651)	42,651	(42,651)

COMPREHENSIVE INCOME (LOSS)	$231,897	$194,536	$213,138	$(407,674)	$231,897

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2010	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,359,548	$—	$1,359,548
Net investment income	16	77	244,050	—	244,143
Net realized investment gains (loss)	—	(3,958)	289,570	—	285,612
Net impairment charges recognized in earnings	—	—	(168)	—	(168)
Other income	—	—	913	—	913
Net losses and loss expenses	—	—	(707,883)	—	(707,883)
Acquisition costs	—	—	(159,489)	—	(159,489)
General and administrative expenses	(2,175)	(15,031)	(269,351)	—	(286,557)
Amortization of intangible assets	—	—	(3,483)	—	(3,483)
Interest expense	—	(40,242)	—	—	(40,242)
Foreign exchange gain (loss)	7	524	(975)	—	(444)
Income tax (expense) benefit	—	—	(26,945)	—	(26,945)
Equity in earnings of consolidated subsidiaries	667,157	725,787	—	(1,392,944)	—

NET INCOME (LOSS)	$665,005	$667,157	$725,787	$(1,392,944)	$665,005

Unrealized gains on investments arising during the year net of applicable deferred income tax expense of $10,209	162,653	—	162,653	(162,653)	162,653
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(213,478)	—	(213,478)	213,478	(213,478)

Other comprehensive loss	(50,825)	—	(50,825)	50,825	(50,825)

COMPREHENSIVE INCOME (LOSS)	$614,180	$667,157	$674,962	$(1,342,119)	$614,180

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Statement of Cash Flows:

Year Ended December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$338,565	$2,438	$287,853	$—	$628,856

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(8,006,237)	—	(8,006,237)
Purchases of other invested assets	—	—	(333,031)	—	(333,031)
Sales of available for sale securities	—	—	236,978	—	236,978
Sales of trading securities	—	—	7,892,907	—	7,892,907
Sales of other invested assets	—	—	53,741	—	53,741
Capital contribution to subsidiary	(110,000)	—	—	110,000	—
Other	—	—	(104,091)	—	(104,091)

Net cash provided by (used in) investing activities	(110,000)	—	(259,733)	110,000	(259,733)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(67,825)	—	—	—	(67,825)
Proceeds from the exercise of stock options	10,527	—	—	—	10,527
Share repurchases	(263,942)	—	—	—	(263,942)
Capital contribution from parent	—	—	110,000	(110,000)	—

Net cash provided by (used in) financing activities	(321,240)	—	110,000	(110,000)	(321,240)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92,675)	2,438	138,120	—	47,883
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,672	8,886	512,438	—	633,996

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,997	$11,324	$650,558	$—	$681,879

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$87,592	$(62,404)	$523,020	$—	$548,208

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	(727)	—	(727)
Purchases of trading securities	—	—	(7,854,053)	—	(7,854,053)
Purchases of other invested assets	—	—	(281,957)	—	(281,957)
Sales of available for sale securities	—	—	609,833	—	609,833
Sales of trading securities	—	—	6,942,291	—	6,942,291
Sales of other invested assets	—	—	71,543	—	71,543
Other	(4,496)	—	8,442	—	3,946

Net cash provided by (used in) investing activities	(4,496)	—	(504,628)	—	(509,124)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(28,600)	—	—	—	(28,600)
Proceeds from the exercise of stock options	6,837	—	—	—	6,837
Share repurchases	(86,700)	—	—	—	(86,700)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Other	(449)	(753)	1,202	—	—

Net cash provided by (used in) financing activities	(108,912)	(54,373)	1,202	—	(162,083)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,816)	(116,777)	19,594	—	(122,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,672	$8,886	$512,438	$—	$633,996

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2010	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$5,535	$690,100	$505,219	$(750,000)	$450,854

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	(133,079)	—	(133,079)
Purchases of trading securities	—	—	(12,816,343)	—	(12,816,343)
Purchases of other invested assets	—	—	(165,505)	—	(165,505)
Sales of available for sale securities	—	—	2,687,129	—	2,687,129
Sales of trading securities	—	—	10,936,501	—	10,936,501
Sales of other invested assets	—	—	9,746	—	9,746
Other	—	(2,004)	(16,382)	—	(18,386)

Net cash provided by (used in) investing activities	—	(2,004)	502,067	—	500,063

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	—	(47,712)	(750,000)	750,000	(47,712)
Proceeds from the exercise of stock options	—	9,598	—	—	9,598
Proceeds from senior notes	—	296,682	—	—	296,682
Share repurchases	(27,047)	(647,615)	—	—	(674,662)
Repurchase of founder warrants	—	(70,016)	—	—	(70,016)
Capital contribution	160,000	(160,000)	—	—	—
Other	—	2,781	(2,781)	—	—

Net cash provided by (used in) financing activities	132,953	(616,282)	(752,781)	750,000	(486,110)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,488	71,814	254,505	—	464,807
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	53,849	238,339	—	292,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$138,488	$125,663	$492,844	$—	$756,995

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Notes to Parent Company Condensed Financial Information

a) Basis of Presentation

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, restricted net assets of the Company’s subsidiaries exceeded 25% of the Company’s total consolidated net assets.

b) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $355,000, $0 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

19.     UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2012 and 2011:

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
REVENUES:
Gross premiums written	$497,052	$504,420	$646,870	$680,929
Premiums ceded	(134,429)	(112,883)	(152,160)	(91,976)

Net premiums written	362,623	391,537	494,710	588,953
Change in unearned premiums	113,621	49,480	(64,963)	(187,063)

Net premiums earned	476,244	441,017	429,747	401,890
Net investment income	38,360	39,121	42,451	47,209
Net realized investment gains	14,379	149,813	8,663	133,581

	528,983	629,951	480,861	582,680

EXPENSES:
Net losses and loss expenses	414,734	258,948	240,380	225,202
Acquisition costs	55,910	51,086	51,588	47,138
General and administrative expenses	84,404	78,572	73,979	70,366
Amortization of intangible assets	633	633	634	633
Interest expense	13,826	13,822	14,001	13,756
Foreign exchange loss (gain)	860	1,023	(1,019)	(81)

	570,367	404,084	379,563	357,014

(Loss) income before income taxes	(41,384)	225,867	101,298	225,666
Income tax (benefit) expense	(237)	6,220	4,947	7,510

NET (LOSS) INCOME	$(41,147)	$219,647	$96,351	$218,156

PER SHARE DATA
Basic (loss) earnings per share	$(1.17)	$6.16	$2.66	$5.86
Diluted (loss) earnings per share	$(1.17)	$6.00	$2.59	$5.70
Weighted average common shares outstanding	35,097,043	35,652,768	36,288,596	37,205,166
Weighted average common shares and common share equivalents outstanding	35,097,043	36,616,734	37,189,722	38,284,635

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
REVENUES:
Gross premiums written	$416,537	$442,698	$519,598	$560,688
Premiums ceded	(109,705)	(92,438)	(123,795)	(79,817)

Net premiums written	306,832	350,260	395,803	480,871
Change in unearned premiums	88,637	21,080	(40,496)	(145,995)

Net premiums earned	395,469	371,340	355,307	334,876
Net investment income	45,489	47,883	52,368	50,208
Net realized investment gains	31,632	(130,809)	58,878	50,376
Other income — termination fee	66,744	35,000	—	—

	539,334	323,414	466,553	435,460

EXPENSES:
Net losses and loss expenses	213,345	205,546	235,813	304,452
Acquisition costs	46,562	39,680	42,971	38,082
General and administrative expenses	70,492	66,007	67,201	67,956
Amortization of intangible assets	678	767	766	767
Interest expense	13,754	13,748	13,745	13,742
Foreign exchange (gain) loss	(549)	2,966	1,184	(442)

	344,282	328,714	361,680	424,557

Income (loss) before income taxes	195,052	(5,300)	104,873	10,903
Income tax expense	11,952	5,672	11,073	2,283

NET INCOME (LOSS)	$183,100	$(10,972)	$93,800	$8,620

PER SHARE DATA
Basic earnings (loss) per share	$4.80	$(0.29)	$2.45	$0.23
Diluted earnings (loss) per share	$4.63	$(0.29)	$2.36	$0.21
Weighted average common shares outstanding	38,138,558	38,110,368	38,346,489	38,199,867
Weighted average common shares and common share equivalents outstanding	39,524,273	38,110,368	39,800,753	40,383,523

Schedule III

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of United States dollars)

Year Ended December 31, 2012
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
U.S. insurance	$43,137	$1,898,241	$562,302	$671,594	$—	$465,168	$86,670	$141,729	$743,428
International insurance	3,602	2,266,660	332,571	336,787	—	163,130	(486)	91,867	346,348
Reinsurance	61,271	1,480,648	323,148	740,517	—	510,966	119,538	73,725	748,047
Corporate	—	—	—	—	167,141	—	—	—	—

Total	$108,010	$5,645,549	$1,218,021	$1,748,898	$167,141	$1,139,264	$205,722	$307,321	$1,837,823

Year Ended December 31, 2011
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
U.S. insurance	$37,028	$1,662,480	$467,392	$584,303	$—	$387,099	$74,976	$124,434	$639,196
International insurance	2,395	2,249,012	304,509	317,006	—	206,593	(2,781)	84,290	325,094
Reinsurance	60,911	1,313,651	306,511	555,683	—	365,464	95,100	62,932	569,476
Corporate	—	—	—	—	195,948	—	—	—	—

Total	$100,334	$5,225,143	$1,078,412	$1,456,992	$195,948	$959,156	$167,295	$271,656	$1,533,766

Year Ended December 31, 2010
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
U.S. insurance	$32,778	$1,431,707	$392,787	$518,444	$—	$297,517	$67,797	$128,556	$551,063
International insurance	2,279	2,226,725	277,808	338,791	—	160,153	(460)	94,226	319,083
Reinsurance	61,746	1,220,756	291,608	502,313	—	250,213	92,152	63,775	522,309
Corporate	—	—	—	—	244,143	—	—	—	—

Total	$96,803	$4,879,188	$962,203	$1,359,548	$244,143	$707,883	$159,489	$286,557	$1,392,455

S-1

Schedule IV

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

SUPPLEMENTARY REINSURANCE INFORMATION

(Expressed in thousands of United States dollars)

Property and Casualty:	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount Assumed to Net (c) / (d)
Year ended December 31, 2012	$1,569,021	$491,448	$760,250	$1,837,823	41%
Year ended December 31, 2011	$1,369,017	$405,755	$570,504	$1,533,766	37%
Year ended December 31, 2010	$1,234,204	$365,942	$524,193	$1,392,455	38%

S-2