Form 10-Q
period 2013-03-31
Allied World Assurance Co Holdings, AG
filed 2013-05-03
CIK 1163348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of April 26, 2013, 34,579,528 common shares were outstanding.

-i-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2013 and December 31, 2012

(Expressed in thousands, except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2013	2012
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2013: $6,322,067; 2012: $6,473,429)	$6,458,614	$6,626,454
Equity securities trading, at fair value (cost: 2013: $515,534; 2012: $480,312)	593,562	523,949
Other invested assets	838,603	783,534

Total investments	7,890,779	7,933,937
Cash and cash equivalents	662,581	681,879
Restricted cash	66,700	183,485
Insurance balances receivable	667,499	510,532
Funds held	370,580	336,368
Prepaid reinsurance	292,574	277,406
Reinsurance recoverable	1,163,503	1,141,110
Accrued investment income	28,436	29,135
Net deferred acquisition costs	142,151	108,010
Goodwill	268,376	268,376
Intangible assets	50,732	51,365
Balances receivable on sale of investments	219,260	418,879
Net deferred tax assets	27,737	25,580
Other assets	65,170	63,884

Total assets	$11,916,078	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$5,673,220	$5,645,549
Unearned premiums	1,465,013	1,218,021
Reinsurance balances payable	118,461	136,264
Balances due on purchases of investments	354,289	759,934
Senior notes	798,284	798,215
Accounts payable and accrued liabilities	74,848	145,628

Total liabilities	$8,484,115	$8,703,611

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Common shares: 2013: par value CHF 12.30 per share and 2012: par value CHF 12.64 per share (2013: 35,937,751; 2012: 36,369,868 shares issued and 2013: 34,626,361; 2012: 34,797,781 shares outstanding)	436,587	454,980
Treasury shares, at cost (2013: 1,311,390; 2012: 1,572,087)	(96,353)	(113,818)
Retained earnings	3,091,729	2,985,173

Total shareholders’ equity	3,431,963	3,326,335

Total liabilities and shareholders’ equity	$11,916,078	$12,029,946

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

for the three months ended March 31, 2013 and 2012

(Expressed in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Gross premiums written	$837,081	$680,929
Premiums ceded	(142,029)	(91,976)

Net premiums written	695,052	588,953
Change in unearned premiums	(231,824)	(187,063)

Net premiums earned	463,228	401,890
Net investment income	33,388	47,209
Net realized investment gains	79,637	133,581

	576,253	582,680

EXPENSES:
Net losses and loss expenses	255,178	225,202
Acquisition costs	56,685	47,138
General and administrative expenses	82,680	70,366
Amortization of intangible assets	633	633
Interest expense	14,134	13,756
Foreign exchange loss (gain)	2,518	(81)

	411,828	357,014

Income before income taxes	164,425	225,666
Income tax expense	5,433	7,510

NET INCOME	158,992	218,156

Other comprehensive loss:
Unrealized losses on investments arising during the period net of applicable deferred income tax benefit for the three months ended March 31, 2012: $28	—	(52)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	(12,107)

Other comprehensive loss	—	(12,159)

COMPREHENSIVE INCOME	$158,992	$205,997

PER SHARE DATA
Basic earnings per share	$4.59	$5.86
Diluted earnings per share	$4.49	$5.70
Weighted average common shares outstanding	34,613,606	37,205,166
Weighted average common shares and common share equivalents outstanding	35,431,843	38,284,635
Dividends paid per share	$0.375	$0.375

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the three months ended March 31, 2013 and 2012

(Expressed in thousands)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2012	$454,980	$—	$(113,818)	$—	$2,985,173	$3,326,335
Net income	—	—	—	—	158,992	158,992
Dividends — par value reduction	(12,981)	—	—	—	—	(12,981)
Stock compensation (1)	—	—	17,465	—	(21,603)	(4,138)
Share repurchases	—	—	(36,245)	—	—	(36,245)
Shares cancelled	(5,412)	—	36,245	—	(30,833)	—

March 31, 2013	$436,587	$—	$(96,353)	$—	$3,091,729	$3,431,963

December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	218,156	218,156
Dividends — par value reduction	(13,701)	—	—	—	—	(13,701)
Other comprehensive loss	—	—	—	(12,159)	—	(12,159)
Stock compensation (1)	—	(30,222)	27,748	—	—	(2,474)
Share repurchases	—	—	(93,023)	—	—	(93,023)

March 31, 2012	$543,452	$48,003	$(201,865)	$2,325	$2,853,906	$3,245,821

(1)	Includes stock compensation expense for the period and shares issued out of treasury for awards exercised or vested.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2013 and 2012

(Expressed in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$158,992	$218,156
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(38,533)	(12,165)
Mark to market adjustments	(46,112)	(122,334)
Stock compensation expense	3,995	5,471
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	5,278	52,414
Unearned premiums, net of prepaid reinsurance	231,824	187,061
Insurance balances receivable	(156,967)	(123,374)
Funds held	(34,212)	27,395
Reinsurance balances payable	(17,803)	(31,277)
Net deferred acquisition costs	(34,141)	(25,311)
Net deferred tax assets	(2,157)	5,358
Accounts payable and accrued liabilities	(70,780)	(42,340)
Other items, net	14,185	3,763

Net cash provided by operating activities	13,569	142,817

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of trading securities	(1,330,735)	(1,138,331)
Purchases of other invested assets	(54,026)	(1,050)
Sales of available for sale securities	—	116,303
Sales of trading securities	1,188,307	1,352,409
Sales of other invested assets	97,989	28,569
Purchases of fixed assets	(2,378)	(567)
Change in restricted cash	116,785	(204,506)

Net cash provided by investing activities	15,942	152,827

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid — partial par value reduction	(12,981)	(14,208)
Proceeds from the exercise of stock options	2,472	3,332
Share repurchases	(36,245)	(93,023)

Net cash used in financing activities	(46,754)	(103,899)

Effect of exchange rate changes on foreign currency cash	(2,055)	245
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,298)	191,990
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	681,879	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$662,581	$825,986

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,953	$3,454
Cash paid for interest expense	$18,750	$18,750

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

1. GENERAL

Allied World Assurance Company Holdings, AG, a Swiss holding company (“Allied World Switzerland”), through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States, Europe, Hong Kong and Singapore. References to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland.

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

Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidation. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011 (with a clarification amendment issued in January 2013), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The objective of ASU 2011-11 was to enhance disclosures about derivatives, repurchase agreements and reverse repurchase agreements, securities borrowing and securities lending transactions to the extent they are subject to master netting arrangements or similar agreements. The Company adopted ASU 2011-11 on January 1, 2013. The adoption of ASU 2011-11 did not have an impact on consolidated shareholders’ equity or net income.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) by category are as follows:

	March 31, 2013		December 31, 2012
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,991,117	$1,980,420	$1,865,913	$1,854,198
Non-U.S. Government and Government agencies	261,191	257,743	261,627	253,657
States, municipalities and political subdivisions	33,825	32,857	40,444	39,342
Corporate debt:
Financial institutions	923,029	894,960	866,140	835,587
Industrials	1,219,360	1,203,508	1,153,909	1,139,706
Utilities	74,790	73,248	69,153	67,463
Mortgage-backed	1,560,310	1,489,124	1,958,373	1,877,854
Asset-backed	394,992	390,207	410,895	405,622

Total fixed maturity investments, trading	$6,458,614	$6,322,067	$6,626,454	$6,473,429

	March 31, 2013		December 31, 2012
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$593,562	$515,534	$523,949	$480,312
Other invested assets	710,140	633,941	655,888	606,521

	$1,303,702	$1,149,475	$1,179,837	$1,086,833

Other invested assets include investments in both hedge funds and private equity funds, but excludes other private securities described below in Note 4(b) that are accounted for using the equity method of accounting.

b) Other Invested Assets

Included in other invested assets are the Company’s hedge fund and private equity investments. The fair values of these assets have been estimated using the net asset value per share of the funds.

In general, the Company has invested in hedge funds that require at least 30 days’ notice of redemption and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have lock-up periods ranging from one to three years from initial investment. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process to reduce the possibility of adversely affecting investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date. Certain funds may impose a redemption fee on early redemptions. Interests in private equity funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of March 31, 2013 were as follows:

Fund Type	Carrying Value as of March 31, 2013	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$116,916	$116,916	3 - 10 Years	$—			$172,087
Mezzanine debt	52,737	52,737	8 - 10 Years	—			213,057
Distressed	8,302	8,302	4 - 5 Years	—			6,908
Total private equity	177,955	177,955		—			392,052

Distressed	139,422	108,548	1 - 2 Years	30,874	Quarterly	45 - 65 Days	—

Equity long/short	178,914	—		178,914	Quarterly	30 - 60 Days	—
Multi-strategy	125,470	—		125,470	Quarterly	45 - 90 Days	—
Global macro	20,630	—		20,630	Monthly	3 Days	—
Event driven	47,749	—		47,749	Annual	45 - 60 Days	—

Total hedge funds	512,185	108,548		403,637			—

Other private securities	128,463	—		128,463			—
High yield loan fund	20,000	—		20,000	Monthly	30 Days	—

Total other invested assets	$838,603	$286,503		$552,100			$392,052

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

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

(Expressed in thousands, except share, per share, percentage and ratio information)

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

•

Other private securities: These securities include strategic non-controlling minority investments in private asset management companies and other insurance related investments that are accounted for using the equity method of accounting.

•	High yield loan fund: A long-only private mutual fund that invests in high yield fixed income securities.

c) Net Investment Income

	Three Months Ended March 31,
	2013	2012
Fixed maturity investments	$32,525	$46,886
Equity securities	3,199	3,532
Other invested assets	1,464	542
Cash and cash equivalents	488	607
Expenses	(4,288)	(4,358)

Net investment income	$33,388	$47,209

Other invested assets included the distributed and undistributed net income from investments accounted for using the equity method of accounting for the three months ended March 31, 2013.

d) Components of Realized Gains and Losses

	Three Months Ended March 31,
	2013	2012
Gross realized gains on sale of invested assets	$44,249	$39,169
Gross realized losses on sale of invested assets	(6,965)	(21,907)
Net realized and unrealized (losses) gains on derivatives	(977)	6,684
Mark-to-market gains (losses):
Fixed maturity investments, trading	(16,475)	68,490
Equity securities	32,973	19,785
Other invested assets	26,832	21,360

Net realized investment gains	$79,637	$133,581

Proceeds from sale of available for sale securities	$—	$199,408

e) Pledged Assets

As of March 31, 2013 and December 31, 2012, $2,226,346 and $2,141,249, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2013 and December 31, 2012, a further $1,157,768 and $1,225,155, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 8(d) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for details on the Company’s credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

5. DERIVATIVE INSTRUMENTS

As of March 31, 2013 and December 31, 2012, none of the Company’s derivatives were designated as hedges. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	March 31, 2013				December 31, 2012
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives not designated as hedging instruments
Put options	$3,290	$90	$—	$—	$5,152	$532	$—	$—
Foreign exchange contracts	161,317	2,835	175,018	2,627	127,712	1,713	194,566	2,656

Total derivatives	$164,607	$2,925	$175,018	$2,627	$132,864	$2,245	$194,566	$2,656

Asset and liability derivatives relating to the put options are classified within “equity securities trading, at fair value” on the consolidated balance sheets. All other asset and liability derivatives are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended March 31,
	2013	2012
Foreign exchange contracts	$(744)	$939

Total included in foreign exchange (loss) gain	(744)	939

Put options	(3,732)	(336)
Foreign exchange contracts	1,815	(2,305)
Interest rate futures	940	9,325

Total included in net realized investment gains	(977)	6,684

Total realized and unrealized (losses) gains on derivatives	$(1,721)	$7,623

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

March 31, 2013	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,991,117	$1,991,117	$1,641,078	$350,039	$—
Non-U.S. Government and Government agencies	261,191	261,191	—	261,191	—
States, municipalities and political subdivisions	33,825	33,825	—	33,825	—
Corporate debt	2,217,179	2,217,179	—	2,217,179	—
Mortgage-backed	1,560,310	1,560,310	—	1,404,890	155,420
Asset-backed	394,992	394,992	—	354,089	40,903

Total fixed maturity investments	6,458,614	6,458,614

Equity securities	593,562	593,562	535,775	—	57,787
Other invested assets	710,140	710,140	—	—	710,140

Total investments	$7,762,316	$7,762,316	$2,176,853	$4,621,213	$964,250

Derivative assets:
Foreign exchange contracts	$2,835	$2,835	$—	$2,835	$—

Derivative liabilities:
Foreign exchange contracts	$2,627	$2,627	$—	$2,627	$—

Senior notes	$798,284	$929,872	$—	$929,872	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

December 31, 2012	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,865,913	$1,865,913	$1,529,158	$336,755	$—
Non-U.S. Government and Government agencies	261,627	261,627	—	261,627	—
States, municipalities and political subdivisions	40,444	40,444	—	40,444	—
Corporate debt	2,089,202	2,089,202	—	2,089,202	—
Mortgage-backed	1,958,373	1,958,373	—	1,790,548	167,825
Asset-backed	410,895	410,895	—	348,649	62,246

Total fixed maturity investments	6,626,454	6,626,454

Equity securities	523,949	523,949	469,269	—	54,680
Other invested assets	655,888	655,888	—	—	655,888

Total investments	$7,806,291	$7,806,291	$1,998,427	$4,867,225	$940,639

Derivative assets:
Foreign exchange contracts	$1,713	$1,713	$—	$1,713	$—

Derivative liabilities:
Foreign exchange contracts	$2,656	$2,656	$—	$2,656	$—

Senior notes	$798,215	$918,627	$—	$918,627	$—

Other invested assets excluded assets that the Company did not measure at fair value related to the Company’s investments that are accounted for using the equity method of accounting. Asset and liability derivatives relating to foreign exchange contracts and interest rate futures are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

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

(Expressed in thousands, except share, per share, percentage and ratio information)

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

Equity securities: Comprised of common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Non-U.S. mutual funds where the net asset value is not provided on a daily basis are included in the Level 3 fair value hierarchy.

Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the net asset value of the funds as reported by the fund manager that the Company believes is an unobservable input, and as such, the fair values of those funds are included in the Level 3 fair value hierarchy. The Company does not measure investments that are accounted for using the equity method of accounting at fair value.

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

The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include investments accounted for using the equity method, goodwill and intangible assets. The Company uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

Investments accounted for using the equity method: When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in income. In such cases, the Company measures the fair value of these assets using discounted cash flow models.

Goodwill and intangible assets: The Company tests goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but at least annually for goodwill and indefinite-lived intangibles. If the Company determines that goodwill and intangible assets may be impaired, the Company uses techniques, including discounted expected future cash flows and market multiple models, to measure fair value.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Other invested assets	Mortgage-backed	Asset-backed	Equities
Three Months Ended March 31, 2013
Opening balance	$655,888	$167,825	$62,246	$54,680
Realized and unrealized gains (losses) included in net income	32,253	(1,189)	(97)	3,107
Purchases	73,210	—	2,461	—
Sales	(51,211)	(21,645)	(16,622)	—
Transfers into Level 3 from Level 2	—	19,813	—	—
Transfers out of Level 3 into Level 2(1)	—	(9,384)	(7,085)	—

Ending balance	$710,140	$155,420	$40,903	$57,787

Three Months Ended March 31, 2012
Opening balance	$540,409	$249,204	$94,745	$—
Realized and unrealized gains included in net income	15,523	2,590	978	—
Purchases	1,050	9,213	34,813	—
Sales	(34,917)	(81,862)	(16,009)	—
Transfers into Level 3 from Level 2	—	4,981	129,926	—
Transfers out of Level 3 into Level 2(1)	—	(5,752)	(2,059)	—

Ending balance	$522,065	$178,374	$242,394	$—

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

The Company’s external investment accounting service provider receives prices from internationally recognized independent pricing services to measure the fair values of its fixed maturity investments. Pricing sources are evaluated and selected in a manner to ensure that the most reliable sources are used. The Company uses a pricing service ranking to consistently select the most appropriate pricing service in instances where it receives multiple quotes on the same security. The Company obtains multiple quotes for the majority of its securities. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs, including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

The Company records the unadjusted price provided and validates this price through a process that includes, but is not limited to, monthly and/or quarterly: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to their target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value, including a review of the inputs used for pricing; (iv) comparing the price to the Company’s knowledge of the current investment market; and (v) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. In addition to internal controls, management relies on the effectiveness of the valuation controls in place at the Company’s external investment accounting service provider (supported by a Statement on Standards for Attestation Engagements No. 16 report) in conjunction with regular discussion and analysis of the investment portfolio’s structure and performance.

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	March 31, 2013	December 31, 2012
Outstanding loss reserves	$1,538,233	$1,539,114
Reserves for losses incurred but not reported	4,134,987	4,106,435

Reserve for losses and loss expenses	$5,673,220	$5,645,549

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2013	2012
Gross liability at beginning of period	$5,645,549	$5,225,143
Reinsurance recoverable at beginning of period	(1,141,110)	(1,002,919)

Net liability at beginning of period	4,504,439	4,222,224

Net losses incurred related to:
Current year	299,248	264,684
Prior years	(44,070)	(39,482)

Total incurred	255,178	225,202

Net paid losses related to:
Current year	3,581	1,614
Prior years	241,121	175,520

Total paid	244,702	177,134

Foreign exchange revaluation	(5,198)	4,346

Net liability at end of period	4,509,717	4,274,638
Reinsurance recoverable at end of period	1,163,503	1,056,780

Gross liability at end of period	$5,673,220	$5,331,418

For the three months ended March 31, 2013, the Company had net favorable reserve development in its international and reinsurance segments due to actual loss emergence being lower than initially expected. The U.S. insurance segment had net unfavorable reserve development primarily due to adverse loss emergence trends for the 2011 and 2012 loss years for certain errors and omissions and directors’ and officers’ classes of business.

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

(Expressed in thousands, except share, per share, percentage and ratio information)

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

8. INCOME TAXES

Under Swiss law, a resident company is subject to income tax at the federal, cantonal and communal levels that is levied on net income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Allied World Switzerland is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, Allied World Switzerland is subject to Swiss income tax only at the federal level. Allied World Switzerland is a resident of the Canton of Zug and, as such, is subject to an annual cantonal and communal capital tax on the taxable equity of Allied World Switzerland. Allied World Switzerland has a Swiss operating company resident in the Canton of Zug. The operating company is subject to federal, cantonal and communal income tax and to annual cantonal and communal capital tax.

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

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of March 31, 2013.

9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	March 31, 2013	December 31, 2012
Common shares issued and fully paid, 2013: CHF 12.30 per share; 2012: CHF 12.64 per share	35,937,751	36,369,868

Share capital at end of period	$436,587	$454,980

Three Months Ended March 31, 2013
Shares issued at beginning of period	36,369,868
Shares cancelled	(432,117)

Total shares issued at end of period	35,937,751

Treasury shares issued at beginning of period	1,572,087
Shares repurchased	432,117
Shares issued out of treasury	(260,697)
Shares cancelled	(432,117)

Total treasury shares at end of period	1,311,390

Total shares outstanding at end of period	34,626,361

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

During the three months ended March 31, 2013, 432,117 voting shares repurchased and designated for cancellation were constructively retired and cancelled.

As of March 31, 2013, Allied World Switzerland’s articles of association authorized its Board of Directors to increase the share capital by a maximum amount of 20% of the share capital registered in the commercial register up to CHF 92,259 or 7,500,728 voting shares, and create conditional capital of 5,200,000 voting shares.

b) Dividends

The Company paid the following dividend during the three months ended March 31, 2013:

Dividend Paid	Partial Par Value Reduction Per Share	Dividend Per Share	Total Amount Paid
March 12, 2013	CHF 0.34	$0.375	$12,981

On May 3, 2012, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount was paid to shareholders in four installments of $0.375 per share, with the last of such quarterly dividend payments being made on March 12, 2013.

c) Share Repurchases

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

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation. See Note 15.

The Company’s share repurchases were as follows:

	Three Months Ended March 31,
	2013	2012
Common shares repurchased	432,117	1,430,804
Total cost of shares repurchased	$36,245	$93,023
Average price per share	$83.88	$65.01

10. EMPLOYEE BENEFIT PLANS

a) Restricted stock units and performance-based equity awards

Restricted stock units (“RSUs”) vest pro-rata over four years from the date of grant or in the fourth or fifth year from the date of grant. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the date of grant. The Company estimates the expected forfeitures of RSUs at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Performance-based equity awards represent the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during an applicable performance period. For the performance-based equity awards granted in 2013, 2012 and 2011, the Company anticipates that the performance goals are likely to be achieved. Accordingly, these awards are expensed at 100% of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

The activity related to the Company’s RSUs and performance-based equity awards is as follows:

	RSUs		Performance-based Awards
Three Months Ended March 31, 2013	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	135,123	$46.79	442,639	$54.32
Granted	6,439	87.58	65,523	87.73
Additional awards granted due to achievement of performance criteria	—	—	7,083	46.05
Fully vested	(50,403)	(50.56)	(243,183)	(46.05)

Outstanding at end of period	91,159	$49.35	272,062	$69.54

b) Cash-equivalent stock awards

As part of the Company’s annual year-end compensation awards, the Company granted both awards classified as equity and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSUs and performance-based equity awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based equity awards vest after a three-year performance period. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares, and as such the Company measures the value of the award each reporting period based on the period ending share price. The effects of changes in the share price at each period end during the service period are recognized as changes in compensation expense ratably over the service period. The liability is included in “accounts payable and accrued liabilities” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

The activity related to the Company’s cash-equivalent RSUs and performance-based equity awards is as follows:

	RSUs		Performance-based Awards
Three Months Ended March 31, 2013	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	610,537	$59.86	407,504	$57.26
Granted	313,207	87.73	98,279	87.73
Additional awards granted due to achievement of performance criteria	—	—	4,722	46.05
Forfeited	(9,631)	(65.31)	—	—
Fully vested	(212,361)	(56.14)	(162,122)	(46.05)

Outstanding at end of period	701,752	$73.35	348,383	$70.92

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

c) Stock compensation expense

The following table shows the total stock related compensation expense relating to the stock options, RSUs and performance-based equity awards and cash-equivalent awards:

	Three Months Ended March 31,
	2013	2012
Stock options	$1,335	$1,687
RSUs and performance-based equity awards	2,660	3,784
Cash-equivalent stock awards	12,756	8,198

Total	$16,751	$13,669

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Basic earnings per share:
Net income	$158,992	$218,156
Weighted average common shares outstanding	34,613,606	37,205,166

Basic earnings per share	$4.59	$5.86

	Three Months Ended March 31,
	2013	2012
Diluted earnings per share:
Net income	$158,992	$218,156
Weighted average common shares outstanding	34,613,606	37,205,166
Share equivalents:
Options	482,207	378,392
RSUs and performance-based equity awards	335,575	701,077
Employee share purchase plan	455	—

Weighted average common shares and common share equivalents outstanding — diluted	35,431,843	38,284,635

Diluted earnings per share	$4.49	$5.70

For the three months ended March 31, 2013 and 2012, a weighted average of 333 and 358,144 employee stock options and RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

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

The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts from the Bermuda office and direct property and specialty casualty insurance to our non-North American domiciled accounts from the European, Singapore and Hong Kong offices. The reinsurance segment includes the Company’s reinsurance operations in the United States, Bermuda, Europe, Singapore and Hong Kong. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

The following tables provide a summary of the segment results:

Three Months Ended March 31, 2013	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$256,018	$128,516	$452,547	$837,081
Net premiums written	192,253	77,745	425,054	695,052
Net premiums earned	188,439	84,214	190,575	463,228
Net losses and loss expenses	(133,324)	(28,935)	(92,919)	(255,178)
Acquisition costs	(23,128)	849	(34,406)	(56,685)
General and administrative expenses	(39,596)	(24,789)	(18,295)	(82,680)

Underwriting (loss) income	(7,609)	31,339	44,955	68,685
Net investment income				33,388
Net realized investment gains				79,637
Amortization of intangible assets				(633)
Interest expense				(14,134)
Foreign exchange loss				(2,518)

Income before income taxes				$164,425

Loss and loss expense ratio	70.8%	34.4%	48.8%	55.1%
Acquisition cost ratio	12.3%	(1.0%)	18.1%	12.2%
General and administrative expense ratio	21.0%	29.4%	9.6%	17.8%

Combined ratio	104.1%	62.8%	76.5%	85.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2012	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$204,211	$113,590	$363,128	$680,929
Net premiums written	153,846	72,609	362,498	588,953
Net premiums earned	153,358	79,871	168,661	401,890
Net losses and loss expenses	(97,704)	(38,100)	(89,398)	(225,202)
Acquisition costs	(19,972)	528	(27,694)	(47,138)
General and administrative expenses	(31,044)	(22,401)	(16,921)	(70,366)

Underwriting income	4,638	19,898	34,648	59,184
Net investment income				47,209
Net realized investment gains				133,581
Amortization of intangible assets				(633)
Interest expense				(13,756)
Foreign exchange gain				81

Income before income taxes				$225,666

Loss and loss expense ratio	63.7%	47.7%	53.0%	56.0%
Acquisition cost ratio	13.0%	(0.7%)	16.4%	11.7%
General and administrative expense ratio	20.2%	28.0%	10.0%	17.5%

Combined ratio	96.9%	75.0%	79.4%	85.2%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Three Months Ended March 31,
	2013	2012
United States	$478,443	$388,971
Bermuda	228,672	182,163
Europe	86,509	75,376
Singapore	38,113	29,183
Hong Kong	5,344	5,236

Total gross premiums written	$837,081	$680,929

Europe includes gross premiums written attributable to Switzerland of $40,806 and $29,364 for the three months ended March 31, 2013 and 2012, respectively.

13. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2013, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of March 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,890,779	$—	$7,890,779
Cash and cash equivalents	33,015	17,183	612,383	—	662,581
Insurance balances receivable	—	—	667,499	—	667,499
Funds held	—	—	370,580	—	370,580
Reinsurance recoverable	—	—	1,163,503	—	1,163,503
Net deferred acquisition costs	—	—	142,151	—	142,151
Goodwill and intangible assets	—	—	319,108	—	319,108
Balances receivable on sale of investments	—	—	219,260	—	219,260
Investments in subsidiaries	3,411,261	4,396,024	—	(7,807,285)	—
Due (to) from subsidiaries	(11,979)	(7,225)	19,204	—	—
Other assets	1,873	5,735	473,009	—	480,617

Total assets	$3,434,170	$4,411,717	$11,877,476	$(7,807,285)	$11,916,078

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,673,220	$—	$5,673,220
Unearned premiums	—	—	1,465,013	—	1,465,013
Reinsurance balances payable	—	—	118,461	—	118,461
Balances due on purchases of investments	—	—	354,289	—	354,289
Senior notes	—	798,284	—	—	798,284
Other liabilities	2,207	12,619	60,022	—	74,848

Total liabilities	2,207	810,903	7,671,005	—	8,484,115

Total shareholders’ equity	3,431,963	3,600,814	4,206,471	(7,807,285)	3,431,963

Total liabilities and shareholders’ equity	$3,434,170	$4,411,717	$11,877,476	$(7,807,285)	$11,916,078

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

As of December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,933,937	$—	$7,933,937
Cash and cash equivalents	19,997	11,324	650,558	—	681,879
Insurance balances receivable	—	—	510,532	—	510,532
Funds held	—	—	336,368	—	336,368
Reinsurance recoverable	—	—	1,141,110	—	1,141,110
Net deferred acquisition costs	—	—	108,010	—	108,010
Goodwill and intangible assets	—	—	319,741	—	319,741
Balances receivable on sale of investments	—	—	418,879	—	418,879
Investments in subsidiaries	3,337,446	4,768,769	—	(8,106,215)	—
Due (to) from subsidiaries	(23,864)	(7,173)	31,037	—	—
Other assets	1,499	6,081	571,910	—	579,490

Total assets	$3,335,078	$4,779,001	$12,022,082	$(8,106,215)	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,645,549	$—	$5,645,549
Unearned premiums	—	—	1,218,021	—	1,218,021
Reinsurance balances payable	—	—	136,264	—	136,264
Balances due on purchases of investments	—	—	759,934	—	759,934
Senior notes	—	798,215	—	—	798,215
Other liabilities	8,743	17,727	119,158	—	145,628

Total liabilities	8,743	815,942	7,878,926	—	8,703,611

Total shareholders’ equity	3,326,335	3,963,059	4,143,156	(8,106,215)	3,326,335

Total liabilities and shareholders’ equity	$3,335,078	$4,779,001	$12,022,082	$(8,106,215)	$12,029,946

Unaudited Condensed Consolidating Income Statement:

Three Months Ended March 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$463,228	$—	$463,228
Net investment income	7	2	33,379	—	33,388
Net realized investment losses	—	—	79,637	—	79,637
Net losses and loss expenses	—	—	(255,178)	—	(255,178)
Acquisition costs	—	—	(56,685)	—	(56,685)
General and administrative expenses	(10,986)	(457)	(71,237)	—	(82,680)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,830)	(304)	—	(14,134)
Foreign exchange gain (loss)	272	(95)	(2,695)	—	(2,518)
Income tax (expense) benefit	—	—	(5,433)	—	(5,433)
Equity in earnings of consolidated subsidiaries	169,699	181,480	—	(351,179)	—

NET INCOME (LOSS)	$158,992	$167,100	$184,079	$(351,179)	$158,992

Other comprehensive income	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS)	$158,992	$167,100	$184,079	$(351,179)	$158,992

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$401,890	$—	$401,890
Net investment income	9	3	47,197	—	47,209
Net realized investment gains	—	—	133,581	—	133,581
Net losses and loss expenses	—	—	(225,202)	—	(225,202)
Acquisition costs	—	—	(47,138)	—	(47,138)
General and administrative expenses	(3,956)	(1,152)	(65,258)	—	(70,366)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,756)	—	—	(13,756)
Foreign exchange gain (loss)	89	(25)	17	—	81
Income tax (expense) benefit	444	—	(7,954)	—	(7,510)
Equity in earnings of consolidated subsidiaries	221,570	234,307	—	(455,877)	—

NET INCOME (LOSS)	$218,156	$219,377	$236,500	$(455,877)	$218,156

Unrealized gains on investments arising during the period net of applicable deferred income tax benefit of $28	(52)	—	(52)	52	(52)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(12,107)	—	(12,107)	12,107	(12,107)

Other comprehensive loss	(12,159)	—	(12,159)	12,159	(12,159)

COMPREHENSIVE INCOME (LOSS)	$205,997	$219,377	$224,341	$(443,718)	$205,997

Unaudited Condensed Consolidating Cash Flows:

Three Months Ended March 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$59,772	$5,859	$(54,117)	$—	$11,514

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(1,330,735)	—	(1,330,735)
Purchases of other invested assets	—	—	(54,026)	—	(54,026)
Sales of available for sale securities	—	—	—	—	—
Sales of trading securities	—	—	1,188,307	—	1,188,307
Sales of other invested assets	—	—	97,989	—	97,989
Other	—	—	114,407	—	114,407

Net cash provided by (used in) investing activities	—	—	15,942	—	15,942

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(12,981)	—	—	—	(12,981)
Proceeds from the exercise of stock options	2,472	—	—	—	2,472
Share repurchases	(36,245)	—	—	—	(36,245)

Net cash provided by (used in) financing activities	(46,754)	—	—	—	(46,754)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,018	5,859	(38,175)	—	(19,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,997	11,324	650,558	—	681,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,015	$17,183	$612,383	$—	$662,581

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$86,607	$20,789	$35,666	$—	$143,062

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	—	—	—
Purchases of trading securities	—	—	(1,138,331)	—	(1,138,331)
Purchases of other invested assets	—	—	(1,050)	—	(1,050)
Sales of available for sale securities	—	—	116,303	—	116,303
Sales of trading securities	—	—	1,352,409	—	1,352,409
Sales of other invested assets	—	—	28,569	—	28,569
Other	—	—	(205,073)	—	(205,073)

Net cash provided by (used in) investing activities	—	—	152,827	—	152,827

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(14,208)	—	—	—	(14,208)
Proceeds from the exercise of stock options	3,332	—	—	—	3,332
Share repurchases	(93,023)	—	—	—	(93,023)
Repurchase of founder warrants	—	—	—	—	—
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	(103,899)	—	—	—	(103,899)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,292)	20,789	188,493	—	191,990
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,672	8,886	512,438	—	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,380	$29,675	$700,931	$—	$825,986

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $90,000 and $200,000 for the three months ended March 31, 2013 and 2012, respectively.

15. SUBSEQUENT EVENTS

On May 2, 2013, Allied World Switzerland’s shareholders approved the following proposals:

Allied World Switzerland will pay dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.50 per share. The Company expects to distribute such dividends in July 2013, October 2013, January 2014 and April 2014. Any declaration and payment of dividends by the Company will depend upon the Company’s results of operations, financial condition and cash requirements, and will be subject to Swiss law and other related factors described in the Company’s Proxy Statement for its 2013 Annual Shareholder Meeting.

The Company will cancel 29,240 non-voting common shares held in treasury and 1,538,686 common shares previously repurchased and constructively retired, subject to a required filing with the Swiss Commercial Register in Zug.

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

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2012 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2013 (the “2012 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of March 31, 2013, we had approximately $11.9 billion of total assets, $3.4 billion of total shareholders’ equity and $4.2 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended March 31, 2013, we continued to experience rate increases on property lines that had experienced significant loss activity in the prior year. We also continued to see rate improvement during the quarter on some of our casualty lines of business in certain jurisdictions. We believe that there are opportunities where certain products have attractive premium rates and that the expanded breadth of our operations allows us to target those classes of business.

Our consolidated gross premiums written increased by $156.2 million, or 22.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our net income decreased by $59.2 million to $159.0 million compared to the three months ended March 31, 2012. While our underwriting results increased over the prior year, this was offset by lower net realized investment gains. Net realized investment gains decreased by $54.0 million for the three months ended March 31, 2013 compared to the same period in 2012.

Financial Highlights

	Three Months Ended March 31,
	2013	2012
	($ in millions except share, per share and percentage data)
Gross premiums written	$837.1	$680.9
Net income	159.0	218.2
Operating income	84.2	91.5
Basic earnings per share:
Net income	$4.59	$5.86
Operating income	$2.43	$2.46
Diluted earnings per share:
Net income	$4.49	$5.70
Operating income	$2.38	$2.39
Weighted average common shares outstanding:
Basic	34,613,606	37,205,166
Diluted	35,431,843	38,284,635
Basic book value per common share	$99.11	$88.24
Diluted book value per common share	$96.50	$85.48
Annualized return on average equity (ROAE), net income	18.8%	27.4%
Annualized ROAE, operating income	10.0%	11.5%

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

Operating income & operating income per share

Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss, and other non-recurring items. We exclude net realized investment gains or losses, net impairment charges recognized in earnings, net foreign exchange gain or loss and any other non-recurring items from our calculation of operating income because these amounts are heavily influenced by and fluctuate in part according to the availability of market opportunities and other factors. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended March 31,
	2013	2012
	($ in millions, except share, per share and percentage data)
Net income	$159.0	$218.2
Add after tax effect of:
Net realized investment gains	(77.3)	(126.6)
Foreign exchange loss (gain)	2.5	(0.1)

Operating income	$84.2	$91.5

Basic per share data:
Net income	$4.59	$5.86
Add after tax effect of:
Net realized investment gains	(2.23)	(3.40)
Foreign exchange loss (gain)	0.07	—

Operating income	$2.43	$2.46

Diluted per share data:
Net income	$4.49	$5.70
Add after tax effect of:
Net realized investment gains	(2.18)	(3.31)
Foreign exchange loss (gain)	0.07	—

Operating income	$2.38	$2.39

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of March 31,
	2013	2012
	($ in millions, except share and per share data)
Price per share at period end	$92.72	$68.67
Total shareholders’ equity	$3,432.0	$3,245.8
Basic common shares outstanding	34,626,361	36,786,067
Add:
Unvested restricted share units	91,159	187,623
Performance based equity awards	272,062	524,888
Employee share purchase plan	5,616	—
Dilutive options outstanding	1,166,137	1,429,333
Weighted average exercise price per share	$47.34	$45.98
Deduct:
Options bought back via treasury method	(595,451)	(957,064)

Common shares and common share equivalents outstanding	35,565,884	37,970,847
Basic book value per common share	$99.11	$88.24
Diluted book value per common share	$96.50	$85.48

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

	Three Months Ended March 31,
	2013	2012
	($ in millions except percentage data)
Opening shareholders’ equity	$3,326.3	$3,149.0
Deduct: accumulated other comprehensive income	—	(14.5)

Adjusted opening shareholders’ equity	$3,326.3	$3,134.5

Closing shareholders’ equity	$3,432.0	$3,245.8
Deduct: accumulated other comprehensive income	—	(2.3)

Adjusted closing shareholders’ equity	$3,432.0	$3,243.5

Average shareholders’ equity	$3,379.1	$3,189.0

Net income available to shareholders	$159.0	$218.2
Annualized return on average shareholders’ equity — net income available to shareholders	18.8%	27.4%

Operating income available to shareholders	$84.2	$91.5
Annualized return on average shareholders’ equity — operating income available to shareholders	10.0%	11.5%

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

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies, please refer to our 2012 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Revenues
Gross premiums written	$837.1	$680.9

Net premiums written	$695.1	$588.9

Net premiums earned	$463.2	$401.9
Net investment income	33.4	47.2
Net realized investment gains	79.6	133.6

	$576.2	$582.7

Expenses
Net losses and loss expenses	$255.1	$225.2
Acquisition costs	56.7	47.1
General and administrative expenses	82.7	70.4
Amortization of intangible assets	0.6	0.6
Interest expense	14.1	13.8
Foreign exchange loss (gain)	2.6	(0.1)

	$411.8	$357.0

Income before income taxes	164.4	225.7
Income tax expense	5.4	7.5

Net income	$159.0	$218.2

Ratios
Loss and loss expense ratio	55.1%	56.0%
Acquisition cost ratio	12.2%	11.7%
General and administrative expense ratio	17.8%	17.5%

Expense ratio	30.0%	29.2%

Combined ratio	85.1%	85.2%

Comparison of Three Months Ended March 31, 2013 and 2012

Premiums

Gross premiums written increased by $156.2 million, or 22.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The overall increase in gross premiums written was primarily the result of the following:

•

Gross premiums written in our U.S. insurance segment increased by $51.8 million, or 25.4%. The increase in gross premiums written was primarily due to new business across existing lines that added $91.8 million during the quarter combined with premium rate increases in all lines of business and a further $3.9 million from new lines of business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

Gross premiums written in our international insurance segment increased by $14.9 million, or 13.1%. We saw continued growth from new products combined with strong new business writings. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•

Gross premiums written in our reinsurance segment increased by $89.5 million, or 24.6%. The increase was driven by new business, from both new products and new regions, combined with increased participations on renewing business and rate increases for certain lines of business. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
United States	$478.4	$389.0	$89.4	23.0%
Bermuda	228.7	182.1	46.6	25.6%
Europe	86.5	75.4	11.1	14.7%
Singapore	38.1	29.2	8.9	30.5%
Hong Kong	5.4	5.2	0.2	3.8%

	$837.1	$680.9	$156.2	22.9%

Net premiums written increased by $106.2 million, or 18.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 17.0% of gross premiums written for the three months ended March 31, 2013 compared to 13.5% for the same period in 2012. The increase was primarily due to our purchase of a new collateralized retrocessional catastrophe cover for $27.5 million in our reinsurance segment, which increased the ceded percentage by 3.3 percentage points.

Net premiums earned increased by $61.3 million, or 15.3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of higher net premiums written in 2013 and 2012.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
U.S. insurance	30.5%	30.0%	40.7%	38.1%
International insurance	15.4%	16.7%	18.2%	19.9%
Reinsurance	54.1%	53.3%	41.1%	42.0%

Total	100.0%	100.0%	100.0%	100.0%

Gross premiums written by our reinsurance segment typically accounts for the largest portion of gross premiums written during the first quarter of a calendar year as many reinsurance contracts have January 1st renewal dates.

Net Investment Income

Net investment income decreased by $13.8 million, or 29.2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to other invested assets that contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the three months ended March 31, 2013 and 2012 was 1.6% and 2.4%, respectively.

As of March 31, 2013, we held 9.7% of our total investments and cash equivalents in other invested assets compared to 6.2% as of March 31, 2012.

Investment management expenses of $4.3 million and $4.4 million were incurred during the three months ended March 31, 2013 and 2012, respectively. Investment expenses have decreased as we have renegotiated investment management agreements with our investment advisors, or changed advisors, to manage our expenses.

As of March 31, 2013, approximately 88.5% of our fixed income investments consisted of investment grade securities. As of March 31, 2013 and December 31, 2012, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Net realized gains (losses) on sale:
Debt securities, trading	$21.9	$39.2
Equity securities	9.8	(21.9)
Other invested assets: hedge funds and private equity	5.6	17.3

Total net realized gains on sale	37.3	34.6

Net realized and unrealized (losses) gains on derivatives	(1.0)	6.7

Mark-to-market gains (losses):
Debt securities, trading	(16.5)	68.5
Equity securities	33.0	19.8
Other invested assets: hedge funds and private equity	26.8	4.0

Total mark-to-market gains	43.3	92.3

Net realized investment gains	$79.6	$133.6

During the three months ended March 31, 2013 and 2012, we did not recognize any net impairment charges. The total return of our investment portfolio was 1.3% and 2.0% for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2012, we benefited from spread tightening on our fixed income portfolio which generated $107.7 million of net realized gains from sales and mark-to-market changes, compared to $5.5 million for the three months ended March 31, 2013. This decrease in the 2013 period was partially offset by the $44.9 million increase in net realized gains from sales and mark-to-market changes on our equity securities driven by the strong performance of the equity markets in the first quarter of 2013, with the S&P 500 up 12%. Net realized gains from our investments in private equity and hedge funds also increased by $11.1 million.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $29.9 million, or 13.3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The loss and loss expense ratio decreased by 0.9 percentage points for the same period. The increase in net loss and loss expenses was due to growth in net premiums earned, partially offset by higher net favorable prior year reserve development.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 64.6% and 65.8% for the three months ended March 31, 2013 and 2012, respectively. The decrease was due to $5.3 million of large reported losses for the U.S. insurance segment in 2012 that increased the loss and loss expense ratio by 1.1 percentage points.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012		Dollar	Change in Percentage
	Amount	% of NPE(1)	Amount	% of NPE(1)	Change	Points
			($ in millions)
Non-catastrophe	$299.2	64.6%	$264.7	65.8%	$34.5	(1.2	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	299.2	64.6	264.7	65.8	34.5	(1.2)
Prior period	(44.1)	(9.5)	(39.5)	(9.8)	(4.6)	0.3

Net losses and loss expenses	$255.1	55.1%	$225.2	56.0%	$29.9	(0.9	)Pts

(1)	“NPE” means net premiums earned.

We recorded net favorable reserve development related to prior years of $44.1 million during the three months ended March 31, 2013 compared to net favorable reserve development of $39.5 million for the three months ended March 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
U.S. insurance	$(0.1)	$(1.2)	$(2.1)	$(1.5)	$(6.9)	$(3.7)	$(2.7)	$(0.1)	$4.5	$24.3	$10.5
International insurance	(0.5)	2.7	(7.2)	(6.0)	(2.8)	(7.1)	3.6	(2.5)	(7.6)	(2.3)	(29.7)
Reinsurance	0.5	(0.1)	(2.1)	(0.2)	(2.2)	(3.0)	(1.0)	(2.2)	(5.5)	(9.1)	(24.9)

	$(0.1)	$1.4	$(11.4)	$(7.7)	$(11.9)	$(13.8)	$(0.1)	$(4.8)	$(8.6)	$12.9	$(44.1)

The unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit directors’ and officers’ (“D&O”), healthcare D&O and errors and omissions (“E&O”) products. The healthcare D&O emergence was largely driven by two large claims, both in excess of $3 million. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency.

These additions are consistent with our practice of addressing unfavorable loss emergence early in our casualty lines of business. We tend to recognize favorable loss emergence more slowly in our casualty lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended March 31, 2012.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$0.3	$0.3	$(3.6)	$(6.5)	$(9.1)	$0.3	$(2.6)	$4.8	$8.9	$(7.2)
International insurance	(2.9)	(2.5)	(3.0)	(16.9)	(9.9)	(2.3)	(0.6)	(6.6)	24.4	(20.3)
Reinsurance	(0.4)	0.9	(7.3)	(2.2)	(6.2)	(0.9)	0.9	4.5	(1.3)	(12.0)

	$(3.0)	$(1.3)	$(13.9)	$(25.6)	$(25.2)	$(2.9)	$(2.3)	$2.7	$32.0	$(39.5)

The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our international insurance segment for the 2011 loss year was due to adverse development on an individual general casualty claim, that was estimated to reach our full limit of $20.0 million, net of reinsurance.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended March 31,		Dollar
	2013	2012	Change
		($ in millions)
Net losses paid	$244.6	$177.1	$67.5
Net change in reported case reserves	9.0	33.0	(24.0)
Net change in IBNR	1.5	15.1	(13.6)

Net losses and loss expenses	$255.1	$225.2	$29.9

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,504.4	$4,222.2
Incurred related to:
Current period non-catastrophe	299.2	264.7
Prior period	(44.1)	(39.5)

Total incurred	255.1	225.2

Paid related to:
Current period non-catastrophe	3.5	1.6
Prior period	241.1	175.5

Total paid	244.6	177.1
Foreign exchange revaluation	(5.2)	4.3

Net reserve for losses and loss expenses, March 31	4,509.7	4,274.6
Losses and loss expenses recoverable	1,163.5	1,056.8

Reserve for losses and loss expenses, March 31	$5,673.2	$5,331.4

Acquisition Costs

Acquisition costs increased by $9.6 million, or 20.4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in acquisition costs was consistent with the growth in premiums. Acquisition costs as a percentage of net premiums earned were 12.2% for the three months ended March 31, 2013 compared to 11.7% for the same period in 2012. The increase was due to a higher acquisition cost ratio for our reinsurance segment as a result of a $2.5 million increase in estimated profit commissions which increased the acquisition cost ratio by 0.5 percentage points.

General and Administrative Expenses

General and administrative expenses increased by $12.3 million, or 17.5%, for the three months ended March 31, 2013 compared to the same period in 2012. Our general and administrative expense ratio was 17.8% and 17.5% for the three months ended March 31, 2013 and 2012, respectively. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 17% to support our continued growth, combined with an increase in stock-based compensation expense. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each award at the period ending share price. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. The 18% increase in our share price for the quarter resulted in $3.6 million of additional stock-based compensation expense, which increased our general and administrative expense ratio by 0.8 percentage points for the three months ended March 31, 2013 compared to the same period in 2012.

The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. Our expense ratio was 30.0% for the three months ended March 31, 2013 compared to 29.2% for the three months ended March 31, 2012.

Amortization of Intangible Assets

The amortization of intangible assets was unchanged for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Interest Expense

Interest expense increased by $0.3 million, or 2.2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net Income

Net income for the three months ended March 31, 2013 was $159.0 million compared to net income of $218.2 million for the three months ended March 31, 2012. The $59.2 million decrease was primarily the result of the $54.0 million decrease in realized investment gains for the three months ended March 31, 2013 compared to the same period in 2012.

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

U.S. Insurance Segment. The U.S. insurance segment includes our direct specialty insurance operations in the United States. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts.

International Insurance Segment. The international insurance segment includes our direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts from our Bermuda office and direct property and specialty casualty to our non-North American domiciled accounts from our European, Singapore and Hong Kong offices.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Revenues
Gross premiums written	$256.0	$204.2
Net premiums written	192.3	153.8
Net premiums earned	188.4	153.3
Expenses
Net losses and loss expenses	$133.3	$97.7
Acquisition costs	23.1	19.9
General and administrative expenses	39.6	31.0
Underwriting (loss) income	(7.6)	4.7
Ratios
Loss and loss expense ratio	70.8%	63.7%
Acquisition cost ratio	12.3%	13.0%
General and administrative expense ratio	21.0%	20.2%

Expense ratio	33.3%	33.2%

Combined ratio	104.1%	96.9%

Comparison of Three Months Ended March 31, 2013 and 2012

Premiums. Gross premiums written increased by $51.8 million, or 25.4%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase in gross premiums written was primarily due to new business across existing lines that added $91.8 million during the quarter combined with premium rate increases in all lines of business. Gross premiums written in primary general casualty increased by $16.3 million, driven by new business writings for our Defense Base Act product, while programs increased $9.6 million as we added four new programs and healthcare increased $6.5 million. Our new lines of business, primary construction and surety, contributed a further $3.9 million in new business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
General casualty	$66.9	$48.4	$18.5	38.2%
Professional liability	63.1	59.2	3.9	6.6%
Healthcare	53.5	47.0	6.5	13.8%
Programs	32.9	23.3	9.6	41.2%
General property	19.7	18.5	1.2	6.5%
Other *	19.9	7.8	12.1	155.1%

	$256.0	$204.2	$51.8	25.4%

*	Includes our inland marine, environmental, primary construction, mergers and acquisitions and surety lines of business

Net premiums written increased by $38.5 million, or 25.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 24.9% of gross premiums written for the three months ended March 31, 2013 compared to 24.7% for the same period in 2012.

Net premiums earned increased by $35.1 million, or 22.9%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase was primarily due to the growth of our U.S. insurance operations during 2012 and 2013.

Net losses and loss expenses. Net losses and loss expenses increased by $35.6 million, or 36.4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The loss and loss expense ratio increased by 7.1 percentage points for the same period. The increase in net losses and loss expenses was mostly due to growth in the U.S. insurance segment. In addition, unfavorable prior year reserve development for the three months ended March 31, 2013 compared to favorable prior year reserve development for the same period in 2012 resulted in a further $17.7 million increase.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 65.2% and 68.4% for the three months ended March 31, 2013 and 2012, respectively. The decrease was due to $5.3 million of large reported losses in 2012 that increased the loss and loss expense ratio by approximately 3.5 points.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$122.8	65.2%	$104.9	68.4%	$17.9	(3.2	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	122.8	65.2	104.9	68.4	17.9	(3.2)
Prior period	10.5	5.6	(7.2)	(4.7)	17.7	10.3

Net losses and loss expenses	$133.3	70.8%	$97.7	63.7%	$35.6	7.1	Pts

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $10.5 million during the three months ended March 31, 2013 compared to net favorable reserve development of $7.2 million for the three months ended March 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$—	$(0.4)	$(0.3)	$—	$(3.3)	$(1.7)	$(0.2)	$—	$1.2	$—	$(4.7)
Programs	—	—	—	—	(1.6)	0.1	(0.6)	(0.9)	(0.4)	1.4	(2.0)
Other	—	—	—	—	—	—	—	—	—	0.8	0.8
General property	—	—	—	—	—	—	(1.4)	2.3	(0.1)	2.0	2.8
Healthcare	(0.1)	(0.3)	(0.9)	(1.0)	(0.8)	(2.6)	0.1	(0.6)	3.0	6.8	3.6
Professional liability	—	(0.5)	(0.9)	(0.5)	(1.2)	0.5	(0.6)	(0.9)	0.8	13.3	10.0

	$(0.1)	$(1.2)	$(2.1)	$(1.5)	$(6.9)	$(3.7)	$(2.7)	$(0.1)	$4.5	$24.3	$10.5

The unfavorable reserve development for the 2011 and 2012 loss years was due to higher than expected loss emergence, primarily in our private/not for profit D&O healthcare D&O and E&O products. The healthcare D&O emergence was largely driven by two large claims, both in excess of $3 million. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency.

These additions are consistent with our practice of addressing unfavorable loss emergence early in our casualty lines of business. We tend to recognize favorable loss emergence more slowly in our casualty lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(0.2)	$1.2	$(0.3)	$(4.4)	$—	$—	$—	$—	$—	$(3.7)
Programs	—	—	—	—	(0.1)	(0.6)	0.1	3.5	1.2	4.1
Other	—	—	—	—	—	—	—	—	0.5	0.5
General property	—	0.3	(0.2)	—	(0.2)	1.4	(0.4)	(0.4)	1.1	1.6
Healthcare	0.5	(1.1)	(3.0)	(2.0)	(2.0)	—	(0.5)	3.4	—	(4.7)
Professional liability	—	(0.1)	(0.1)	(0.1)	(6.8)	(0.5)	(1.8)	(1.7)	6.1	(5.0)

	$0.3	$0.3	$(3.6)	$(6.5)	$(9.1)	$0.3	$(2.6)	$4.8	$8.9	$(7.2)

Overall, loss emergence was favorable for loss years 2005 to 2009, reflecting actual loss emergence lower than anticipated. The unfavorable reserve development for the 2010 loss year was due to higher than expected loss emergence from a terminated program and medical malpractice policies included in the healthcare line. The 2011 loss year includes adverse development primarily related to certain errors and omissions products.

Acquisition costs. Acquisition costs increased by $3.2 million, or 16.1%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was consistent with the growth in premiums. The acquisition cost ratio was 12.3% and 13.0% for the three months ended March 31, 2013 and 2012, respectively. The decrease was due to a profit commission received that decreased the acquisition cost ratio by 0.7 percentage points for the three months ended March 31, 2013.

General and administrative expenses. General and administrative expenses increased by $8.6 million, or 27.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was due to the continued growth of the U.S. insurance operations as we continue to increase our headcount, combined with higher stock-based compensation expense for the three months ended March 31, 2013 due to the 18% increase in our share price. As a result, the general and administrative ratio increased to 21.0% for the three months ended March 31, 2013 from 20.2% for the same period in 2012.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Revenues
Gross premiums written	$128.5	$113.6
Net premiums written	77.7	72.6
Net premiums earned	84.2	79.9
Expenses
Net losses and loss expenses	$28.9	$38.1
Acquisition costs	(0.8)	(0.5)
General and administrative expenses	24.8	22.4
Underwriting income	31.3	19.9
Ratios
Loss and loss expense ratio	34.4%	47.7%
Acquisition cost ratio	(1.0%)	(0.7%)
General and administrative expense ratio	29.4%	28.0%

Expense ratio	28.4%	27.3%

Combined ratio	62.8%	75.0%

Comparison of Three Months Ended March 31, 2013 and 2012

Premiums. Gross premiums written increased by $14.9 million, or 13.1%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase was driven by the continued expansion of new initiatives such as trade credit, retail property and small to mid-sized enterprise insurance products, which increased $4.7 million. Healthcare added $6.5 million with increased participations on renewing business, as well as new business, and general casualty saw a $2.2 million increase largely as a result of a non-recurring construction project. However, this growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
General property	$38.7	$36.8	$1.9	5.2%
Professional liability	33.1	31.0	2.1	6.8%
Healthcare	26.5	20.0	6.5	32.5%
General casualty	24.0	21.7	2.3	10.6%
Other*	6.2	4.1	2.1	51.2%

	$128.5	$113.6	$14.9	13.1%

*	Includes our trade credit line of business

Net premiums written increased by $5.1 million, or 7.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Net premiums written increased primarily due to an increase in gross premiums written. We ceded to reinsurers 39.5% of gross premiums written for the three months ended March 31, 2013 compared to 36.1% for the three months ended March 31, 2012. The increase was due to higher quota share cessions on our 2013 renewals for general casualty and trade credit lines of business.

Net premiums earned increased by $4.3 million, or 5.4%, primarily due to higher net premiums written in the latter half of 2012 and the three months ended March 31, 2013.

Net losses and loss expenses. Net losses and loss expenses decreased by $9.2 million, or 24.1%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The loss and loss expense ratio decreased by 13.3 percentage points for the same period. The decrease in net losses and loss expenses was primarily due to higher net favorable prior year reserve development in 2013 compared to the same period in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 69.7% and 73.1% for the three months ended March 31, 2013 and 2012, respectively. The decrease was due to $2.0 million of large reported property losses in 2012 that increased the loss and loss expense ratio by approximately 2.5 percentage points combined with lower initial expected loss ratios in 2013.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$58.6	69.7%	$58.4	73.1%	$0.2	(3.4	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	58.6	69.7	58.4	73.1	0.2	(3.4)
Prior period	(29.7)	(35.3)	(20.3)	(25.4)	(9.4)	(9.9)

Net losses and loss expenses	$28.9	34.4%	$38.1	47.7%	$(9.2)	(13.3	)Pts

Overall, our international insurance segment recorded net favorable reserve development of $29.7 million during the three months ended March 31, 2013 compared to net favorable reserve development of $20.3 million for the three months ended March 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$(0.3)	$3.1	$(5.6)	$(3.4)	$(6.3)	$(2.7)	$(2.9)	$(0.2)	$0.2	$0.9	$(17.2)
General property	—	—	—	(0.4)	0.3	(0.6)	0.2	(1.3)	(7.9)	(3.2)	(12.9)
Professional liability	(0.1)	(0.3)	(1.2)	(1.5)	(5.4)	0.3	(0.4)	(0.3)	—	—	(8.9)
Healthcare	(0.1)	(0.1)	(0.4)	(0.7)	8.6	(4.1)	6.7	(0.7)	0.1	—	9.3

	$(0.5)	$2.7	$(7.2)	$(6.0)	$(2.8)	$(7.1)	$3.6	$(2.5)	$(7.6)	$(2.3)	$(29.7)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(2.3)	$(1.2)	$(1.7)	$(8.9)	$(1.1)	$(4.5)	$—	$—	$20.0	$0.3
General property	—	0.1	1.0	(0.8)	0.9	(0.1)	(0.6)	(6.6)	4.4	(1.7)
Professional liability	(0.1)	(1.1)	(1.7)	(6.8)	(6.1)	2.3	—	—	—	(13.5)
Healthcare	(0.5)	(0.3)	(0.6)	(0.4)	(3.6)	—	—	—	—	(5.4)

	$(2.9)	$(2.5)	$(3.0)	$(16.9)	$(9.9)	$(2.3)	$(0.6)	$(6.6)	$24.4	$(20.3)

The net favorable reserve development for loss years 2002 to 2010 is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our general casualty line for loss year 2011 was due to adverse development on an individual claim, that was estimated to reach our full limit of $20.0 million, net of reinsurance.

Acquisition costs. Acquisition costs decreased by $0.3 million, or 60.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio was negative 1.0% for the three months ended March 31, 2013 compared to negative 0.7% for the three months ended March 31, 2012 due to the increase in the ceding percentage in 2013.

General and administrative expenses. General and administrative expenses increased by $2.4 million, or 10.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in general and administrative expenses was primarily due to higher stock-based compensation expense for the three months ended March 31, 2013 due to the 18% increase in our share price. The general and administrative expense ratio was 29.4% and 28.0% for the three months ended March 31, 2013 and 2012, respectively. The increase was due to the higher expenses and the impact of the higher ceding percentage.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Revenues
Gross premiums written	$452.6	$363.1
Net premiums written	425.1	362.5
Net premiums earned	190.6	168.7
Expenses
Net losses and loss expenses	$92.9	$89.4
Acquisition costs	34.4	27.7
General and administrative expenses	18.3	17.0
Underwriting income	45.0	34.6
Ratios
Loss and loss expense ratio	48.8%	53.0%
Acquisition cost ratio	18.1%	16.4%
General and administrative expense ratio	9.6%	10.0%

Expense ratio	27.7%	26.4%

Combined ratio	76.5%	79.4%

Comparison of Three Months Ended March 31, 2013 and 2012

Premiums. Gross premiums written increased by $89.5 million, or 24.6%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase was driven by new business, from both new products and new regions, combined with increased participations on renewing business and rate increases. Property reinsurance gross premiums written increased by $58.0 million as North American property reinsurance grew by $43.6 million as we increased our participation on a large property catastrophe account. International property reinsurance gross premiums written contributed a further $14.4 million. Within our specialty unit, crop reinsurance gross premiums written increased by $19.2 million due to new business, increased participations and rate increases following the U.S. drought conditions in 2012 and marine reinsurance gross premiums written also increased $6.0 million. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended March 31,		Dollar	Percentage
	2013	2012	Change	Change
	($ in millions)
United States	$222.4	$184.7	$37.7	20.4%
Bermuda	143.5	110.0	33.5	30.5%
Europe	49.0	39.8	9.2	23.1%
Singapore	37.7	28.6	9.1	31.8%

	$452.6	$363.1	$89.5	24.6%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar	Percentage
	2013	2012	Change	Change
	($ in millions)
Property	$211.6	$153.6	$58.0	37.8%
Specialty	143.4	113.9	29.5	25.9%
Casualty	97.6	95.6	2.0	2.1%

	$452.6	$363.1	$89.5	24.6%

Net premiums written increased by $62.6 million, or 17.3%, consistent with the increase in gross premiums written. During the three months ended March 31, 2013, we purchased a new million collateralized retrocessional catastrophe cover that provides $25 million limit per occurrence on a worldwide basis, with attachment points varying by risk and geography and a maximum indemnity of $100 million. The premium paid was $27.5 million.

Net premiums earned increased by $21.9 million, or 13.0%, as a result of the increase in net premiums written during the year ended December 31, 2012 and the three months ended March 31, 2013. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a quota share reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a quota share reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums, crop reinsurance premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.

Net losses and loss expenses. Net losses and loss expenses increased by $3.5 million, or 3.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The loss and loss expense ratio decreased by 4.2 percentage points for the same period. The increase in net losses and loss expenses was due to growth in net premiums earned, partially offset by higher prior year net favorable reserve development for the three months ended March 31, 2013 compared to the same period in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 61.9% and 60.1% for the three months ended March 31, 2013 and 2012, respectively. The increase was due to the impact of the new collateralized retrocessional catastrophe cover on net earned premiums for the three months ended March 31, 2013, which increased the loss and loss expense ratio by approximately 2.1 percentage points.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$117.8	61.9%	$101.4	60.1%	$16.4	1.8	Pts
Property catastrophe	—	—	—	—	—	—

Current period	117.8	61.9	101.4	60.1	16.4	1.8
Prior period	(24.9)	(13.1)	(12.0)	(7.1)	(12.9)	(6.0)

Net losses and loss expenses	$92.9	48.8%	$89.4	53.0%	$3.5	(4.2	)Pts

Overall, our reinsurance segment recorded net favorable reserve development of $24.9 million during the three months ended March 31, 2013 compared to net favorable reserve development of $12.0 million for the three months ended March 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
Property	$—	$—	$(1.8)	$—	$—	$(0.1)	$(0.1)	$(2.3)	$(7.0)	$(12.9)	$(24.2)
Casualty	0.5	(0.1)	(0.2)	(0.1)	(2.2)	(2.5)	(0.3)	0.2	—	—	(4.7)
Specialty	—	—	(0.1)	(0.1)	—	(0.4)	(0.6)	(0.1)	1.5	3.8	4.0

	$0.5	$(0.1)	$(2.1)	$(0.2)	$(2.2)	$(3.0)	$(1.0)	$(2.2)	$(5.5)	$(9.1)	$(24.9)

The net favorable reserve development for loss years 2004 to 2012 is a result of actual loss emergence being lower than anticipated.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Property	$—	$(0.7)	$0.2	$—	$0.2	$(0.3)	$0.9	$4.7	$0.1	$5.1
Casualty	(0.3)	3.7	(3.8)	(1.7)	(5.8)	(0.6)	—	—	0.3	(8.2)
Specialty	(0.1)	(2.1)	(3.7)	(0.5)	(0.6)	—	—	(0.2)	(1.7)	(8.9)

	$(0.4)	$0.9	$(7.3)	$(2.2)	$(6.2)	$(0.9)	$0.9	$4.5	$(1.3)	$(12.0)

Acquisition costs. Acquisition costs increased by $6.7 million, or 24.2%, for the three months ended March 31, 2013 compared to the three months ended 2012, primarily due to the increase in net premiums earned. The acquisition cost ratio was 18.1% for the three months ended March 31, 2013 compared to 16.4% for the three months ended March 31, 2012. The increase was due to a $2.5 million increase in estimated profit commissions for the three months ended March 31, 2013 which increased the acquisition cost ratio by 1.3 percentage points, combined with the impact of the new collateralized retrocessional catastrophe cover on net earned premiums for the same period, which further increased the acquisition cost ratio by 0.7 percentage points.

General and administrative expenses. General and administrative expenses increased by $1.3 million, or 7.6%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase was due to higher salary and related costs due to higher headcount to support our growing operations, combined with higher stock-based compensation expense due to the increase in the share price for the current quarter. The general and administrative expense ratios for the three months ended March 31, 2013 and 2012 were 9.6% and 10.0%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2013.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
	($ in millions)
Case reserves	$541.2	$508.8	$524.7	$550.5	$472.3	$479.8	$1,538.2	$1,539.1
IBNR	1,425.4	1,389.5	1,715.6	1,716.1	994.0	1,000.8	4,135.0	4,106.4

Reserve for losses and loss expenses	1,966.6	1,898.3	2,240.3	2,266.6	1,466.3	1,480.6	5,673.2	5,645.5
Reinsurance recoverables	(528.9)	(517.3)	(628.9)	(620.6)	(5.7)	(3.2)	(1,163.5)	(1,141.1)

Net reserve for losses and loss expenses	$1,437.7	$1,381.0	$1,611.4	$1,646.0	$1,460.6	$1,477.4	$4,509.7	$4,504.4

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2013:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,966.6	$1,530.4	$2,194.8
International insurance	2,240.3	1,727.8	2,507.7
Reinsurance	1,466.3	1,173.6	1,699.1
Consolidated (1)	5,673.2	4,554.9	6,309.6

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,437.7	$1,112.9	$1,615.2
International insurance	1,611.4	1,232.4	1,814.9
Reinsurance	1,460.6	1,168.1	1,692.7
Consolidated (1)	4,509.7	3,620.0	5,047.3

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	($ in millions)
Ceded case reserves	$229.6	$234.2
Ceded IBNR reserves	933.9	906.9

Reinsurance recoverable	$1,163.5	$1,141.1

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of March 31, 2013 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, or liquidate a portion of our investment portfolio in order to meet our short-term liquidity needs. As of March 31, 2013, we held $729.3 million of cash and cash equivalents and $492.4 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and other invested assets are available to meet our long-term liquidity needs.

As of March 31, 2013, we had $150 million available under our revolving loan facility.

Dividend Restrictions

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s 2012 Form 10-K.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Cash flows provided by operating activities	$13.6	$142.8
Cash flows provided by investing activities	15.9	152.8
Cash flows used in financing activities	(46.8)	(103.9)
Effect of exchange rate changes on foreign currency cash	(2.0)	0.3

Net (decrease) increase in cash and cash equivalents	(19.3)	192.0
Cash and cash equivalents, beginning of period	681.9	634.0

Cash and cash equivalents, end of period	$662.6	$826.0

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

The decrease in cash flows from operations was primarily due to the $67.5 million increase in paid losses for the three months ended March 31, 2013 as a result of the catastrophe losses from Superstorm Sandy and crop reinsurance losses as well as due to growth in operations. This was combined with the $34.2 million increase in the funds held balance for the three months ended March 31, 2013 compared to a $27.4 million decrease for the same period in 2012. The increase in funds held was due to our increased participation in a collateralized property catastrophe program.

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

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The decrease in cash flows provided by investing activities reflects the net sales of securities that were pending reinvestment for the three months ended March 31, 2012.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The decrease in cash flows used in financing activities was due to the $56.8 million decrease in share repurchases for the three months ended March 31, 2013 compared to the same period in 2012. No shares were repurchased during March 2013. During the three months ended March 31, 2013, we did not utilize the revolving loan available under the Amended Secured Credit Facility (as defined below).

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2013 and December 31, 2012, 88.5% and 89.2%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	($ in millions)
Due in one year or less	$492.4	$573.9
Due after one year through five years	3,110.2	2,835.9
Due after five years through ten years	842.0	774.4
Due after ten years	58.7	73.0
Mortgage-backed	1,560.3	1,958.4
Asset-backed	395.0	410.9

Total	$6,458.6	$6,626.5

We have investments in other invested assets, comprising interests in hedge funds, private equity funds, private securities and high yield loan funds, the market value of which was $838.6 million as of March 31, 2013. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

Credit Facilities

In the normal course of our operations, we enter into agreements with financial institutions to obtain secured and unsecured credit facilities.

Allied World Assurance Company, Ltd currently has access to up to $1.45 billion in letters of credit under two letter of credit facilities, a $1.0 billion uncommitted secured facility with Citibank Europe plc and a $450 million committed secured credit facility with a syndication of lenders (the “Amended Secured Credit Facility”). These credit facilities are primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business.

The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of March 31, 2013.

As of March 31, 2013, we had a combined unused letters of credit capacity of $541.2 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

Pledged Assets

We use trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with reinsurance contract provisions and relevant insurance regulations. In addition, our credit facilities are collateralized, at least to the extent of letters of credit outstanding at any given time.

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

As of March 31, 2013 and December 31, 2012, $2,226.3 million and $2,141.2 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2013 and December 31, 2012, a further $1,157.8 million and $1,225.2 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of March 31, 2013 have not changed since December 31, 2012. See Item 1. “Business” in our 2012 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012
	($ in millions)
Senior notes	$798.3	$798.2
Shareholders’ equity	3,432.0	3,326.3

Total capitalization	$4,230.3	$4,124.5

Debt to total capitalization	18.9%	19.4%

On September 10, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission in which we may offer from time to time common shares of Allied World Switzerland, senior or subordinated debt securities of Allied World Bermuda, guarantees of debt securities of Allied World Bermuda, warrants to purchase common shares of Allied World Switzerland, warrants to purchase debt securities of Allied World Bermuda or units which may consist of any combination of the securities listed above. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

Share Repurchases

In May 2012, we established a new $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon shareholder approval. As of March 31, 2013, approximately $374.0 million remained under this share repurchase authorization.

During the three months ended March 31, 2013, our share repurchases were as follows:

Three Months Ended March 31, 2013
Common shares repurchased	432,117
Total cost of shares repurchased	$36,245
Average price per share	$83.88

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

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

In the table below changes in market values as a result of changes in interest rates is determined by calculating hypothetical March 31, 2013 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total market value	$7,339.2	$7,283.3	$7,241.6	$7,187.9	$7,113.0	$7,040.3	$6,887.6
Market value change from base	151.3	95.4	53.7	—	(74.9)	(147.6)	(300.3)
Change in unrealized appreciation/(depreciation)	2.1%	1.3%	0.7%	0%	(1.0%)	(2.1%)	(4.2%)

In the table below changes in market values as a result of changes in credit spreads are determined by calculating hypothetical March 31, 2013 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total market value	$5,018.8	$4,918.1	$4,867.8	$4,817.5	$4,767.2	$4,716.9	$4,616.3
Market value change from base	201.3	100.6	50.3	—	(50.3)	(100.6)	(201.2)
Change in unrealized appreciation/(depreciation)	4.2%	2.1%	1.0%	0%	(1.0%)	(2.1%)	(4.2%)

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of March 31, 2013.

	Fair Value March 31, 2013	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$729.3	AAA	8.5%

U.S. government securities	1,641.1	AA+	19.0%
U.S. government agencies	350.0	AA+	4.1%
Non-U.S. government and government agencies	261.2	AA+	3.0%
State, municipalities and political subdivisions	33.8	AA-	0.4%
Mortgage-backed securities (“MBS”):
Agency MBS	1,002.0	AA+	11.6%
Non-agency MBS	85.5	BBB+	1.0%
Non-agency high yield mandate	194.4	CCC	2.3%
Commercial MBS	278.3	AA+	3.2%

Total mortgage-backed securities	1,560.2		18.1%
Corporate securities:
Financials	923.0	A+	10.7%
Industrials	1,219.4	BBB-	14.1%
Utilities	74.8	BBB-	0.9%

Total corporate securities	2,217.2		25.7%
Asset-backed securities:
Credit cards	25.0	AAA	0.3%
Auto receivables	27.7	AAA	0.3%
Student Loans	110.0	AA+	1.3%
Collateralized loan obligations	201.9	AA+	2.3%
Other	30.4	AAA	0.4%

Total asset-backed securities	395.0		4.6%
Other invested assets:
Private equity	178.0	N/A	2.1%
Hedge funds	512.2	N/A	5.9%
Other private securities	128.5	N/A	1.5%
High yield loan fund	20.0	N/A	0.2%

Total other invested assets	838.7		9.7%
Equities	593.6	N/A	6.9%

Total investment portfolio	$8,620.1		100.0%

As of March 31, 2013, we held $6.5 billion of fixed income securities. Of those assets, approximately 88.5% were rated investment grade (Baa3/BBB- or higher) with the remaining 11.5% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.

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

As of March 31, 2013, we held investments in other invested assets with a fair value of $838.6 million. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

As of March 31, 2013, our direct exposure to European credit across all of Europe was $670.9 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of March 31, 2013, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	March 31, 2013
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Belgium	$—	$—	$19.0	$19.0
Denmark	34.6	—	—	34.6
France	—	4.4	49.0	53.4
Germany	71.0	6.7	9.9	87.6
Ireland	—	1.3	0.8	2.1
Italy	—	—	3.1	3.1
Luxembourg	—	—	19.8	19.8
Netherlands	38.7	—	57.4	96.1
Norway	6.8	—	35.2	42.0
Russia	—	—	14.3	14.3
Spain	—	—	24.7	24.7
Sweden	6.0	—	45.0	51.0
Switzerland	8.5	—	44.3	52.8
United Kingdom	29.5	17.7	123.2	170.4

Total exposure	$195.1	$30.1	$445.7	$670.9

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

As of March 31, 2013 and December 31, 2012, less than 3.9% and 3.4%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the three months ended March 31, 2013 and 2012, approximately 15% and 12%, respectively, was written in currencies other than the U.S. dollar.

Item 4. Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2013, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Item 1A.     Risk Factors.

Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2012 Form 10-K, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2012 Form 10-K. The risks described in our 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our repurchases of our common shares during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2013	244,912	$81.66	244,912	$390.2 million
February 1 - 28, 2013	187,205	86.77	187,205	374.0 million
March 1 - 31, 2013	—	—	—	374.0 million

Total	432,117	$83.88	432,117	$374.0 million	(1)

(1)	At the 2012 Annual Shareholder Meeting on May 3, 2012, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 8, 2013.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

Dated: May 3, 2013	By:	/s/ Scott A. Carmilani
		Name:	Scott A. Carmilani
		Title:	President and Chief Executive Officer

Dated: May 3, 2013	By:	/s/ Thomas A. Bradley
		Name:	Thomas A. Bradley
		Title:	Executive Vice President and Chief Financial Officer

Dated: May 3, 2013	By:	/s/ Kent W. Ziegler
		Name:	Kent W. Ziegler
		Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 8, 2013.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.