Form 10-Q
period 2013-06-30
Allied World Assurance Co Holdings, AG
filed 2013-08-02
CIK 1163348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of July 26, 2013, 34,087,192 common shares were outstanding.

-i-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2013 and December 31, 2012

(Expressed in thousands, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2013	2012
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2013: $6,264,343; 2012: $6,473,429)	$6,285,778	$6,626,454
Equity securities trading, at fair value (cost: 2013: $594,025; 2012: $480,312)	640,925	523,949
Other invested assets	849,100	783,534

Total investments	7,775,803	7,933,937
Cash and cash equivalents	674,103	681,879
Restricted cash	194,046	183,485
Insurance balances receivable	814,620	510,532
Funds held	387,599	336,368
Prepaid reinsurance	339,936	277,406
Reinsurance recoverable	1,179,525	1,141,110
Accrued investment income	24,112	29,135
Net deferred acquisition costs	153,812	108,010
Goodwill	268,376	268,376
Intangible assets	50,098	51,365
Balances receivable on sale of investments	277,025	418,879
Net deferred tax assets	40,550	25,580
Other assets	85,272	63,884

Total assets	$12,264,877	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$5,696,865	$5,645,549
Unearned premiums	1,586,327	1,218,021
Reinsurance balances payable	205,884	136,264
Balances due on purchases of investments	487,063	759,934
Senior notes	798,355	798,215
Dividends payable	17,127	—
Accounts payable and accrued liabilities	100,027	145,628

Total liabilities	$8,891,648	$8,703,611

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Common shares: 2013: par value CHF 12.30 per share and 2012: par value CHF 12.64 per share (2013: 35,429,423; 2012: 36,369,868 shares issued and 2013: 34,175,831; 2012: 34,797,781 shares outstanding)	430,397	454,980
Treasury shares, at cost (2013: 1,253,592; 2012: 1,572,087)	(91,661)	(113,818)
Retained earnings	3,034,493	2,985,173

Total shareholders’ equity	3,373,229	3,326,335

Total liabilities and shareholders’ equity	$12,264,877	$12,029,946

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

for the three and six months ended June 30, 2013 and 2012

(Expressed in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Gross premiums written	$765,200	$646,870	$1,602,281	$1,327,799
Premiums ceded	(183,978)	(152,160)	(326,007)	(244,136)

Net premiums written	581,222	494,710	1,276,274	1,083,663
Change in unearned premiums	(73,951)	(64,963)	(305,775)	(252,026)

Net premiums earned	507,271	429,747	970,499	831,637
Net investment income	37,635	42,451	71,023	89,660
Net realized investment (losses) gains	(115,198)	8,663	(35,561)	142,244

	429,708	480,861	1,005,961	1,063,541

EXPENSES:
Net losses and loss expenses	275,128	240,380	530,306	465,582
Acquisition costs	64,617	51,588	121,302	98,726
General and administrative expenses	80,585	73,979	163,265	144,345
Amortization of intangible assets	634	634	1,267	1,267
Interest expense	14,188	14,001	28,322	27,757
Foreign exchange loss (gain)	490	(1,019)	3,008	(1,100)

	435,642	379,563	847,470	736,577

(Loss) income before income taxes	(5,934)	101,298	158,491	326,964
Income tax (benefit) expense	(4,072)	4,947	1,361	12,457

NET (LOSS) INCOME	(1,862)	96,351	157,130	314,507

Other comprehensive loss:
Unrealized gains on investments arising during the period net of applicable deferred income tax benefit for the three and six months ended June 30, 2012: $68 and $96, respectively	—	231	—	179
Reclassification adjustment for net realized investment gains included in net (loss) income, net of applicable income tax	—	(1,142)	—	(13,249)

Other comprehensive loss	—	(911)	—	(13,070)

COMPREHENSIVE (LOSS) INCOME	$(1,862)	$95,440	$157,130	$301,437

PER SHARE DATA
Basic (loss) earnings per share	$(0.05)	$2.66	$4.55	$8.56
Diluted (loss) earnings per share	$(0.05)	$2.59	$4.45	$8.41
Weighted average common shares outstanding	34,422,553	36,288,596	34,517,552	36,746,881
Weighted average common shares and common share equivalents outstanding	34,422,553	37,189,722	35,316,595	37,395,559
Dividends paid per share	$—	$0.375	$0.375	$0.750

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the six months ended June 30, 2013 and 2012

(Expressed in thousands)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2012	$454,980	$—	$(113,818)	$—	$2,985,173	$3,326,335
Net income	—	—	—	—	157,130	157,130
Dividends — par value reduction	(12,981)	—	—	—	—	(12,981)
Dividends	—	—	—	—	(17,127)	(17,127)
Stock compensation (1)	—	—	22,157	—	(19,714)	2,443
Share repurchases	—	—	(82,571)	—	—	(82,571)
Shares cancelled	(11,602)	—	82,571	—	(70,969)	—

June 30, 2013	$430,397	$—	$(91,661)	$—	$3,034,493	$3,373,229

December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	314,507	314,507
Dividends — par value reduction	(13,701)	—	—	—	—	(13,701)
Other comprehensive loss	—	—	—	(13,070)	—	(13,070)
Stock compensation (1)	—	(25,410)	32,011	—	—	6,601
Share repurchases	—	—	(159,458)	—	—	(159,458)

June 30, 2012	$543,452	$52,815	$(264,037)	$1,414	$2,950,257	$3,283,901

(1)	Includes stock compensation expense for the period and shares issued out of treasury for awards exercised or vested.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2013 and 2012

(Expressed in thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$157,130	$314,507
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(62,921)	(46,834)
Mark to market adjustments	95,698	(94,732)
Stock compensation expense	6,566	9,294
Undistributed income of equity method investments	(2,316)	—
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	12,901	81,682
Unearned premiums, net of prepaid reinsurance	305,776	252,026
Insurance balances receivable	(304,088)	(187,038)
Funds held	(51,231)	(6,467)
Reinsurance balances payable	69,620	3,767
Net deferred acquisition costs	(45,802)	(29,484)
Net deferred tax assets	(14,970)	(3,458)
Accounts payable and accrued liabilities	(45,601)	(19,978)
Other items, net	12,880	28,488

Net cash provided by operating activities	133,642	301,773

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of trading securities	(3,186,162)	(4,005,352)
Purchases of other invested assets	(141,805)	(17,778)
Sales of available for sale securities	—	214,015
Sales of trading securities	3,171,977	3,959,204
Sales of other invested assets	126,491	108,759
Purchases of fixed assets	(3,363)	(879)
Change in restricted cash	(10,561)	(156,768)

Net cash (used in) provided by investing activities	(43,423)	101,201

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid — partial par value reduction	(12,981)	(28,003)
Proceeds from the exercise of stock options	5,293	6,697
Share repurchases	(82,571)	(148,949)

Net cash used in financing activities	(90,259)	(170,255)

Effect of exchange rate changes on foreign currency cash	(7,736)	(2,265)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,776)	230,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	681,879	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$674,103	$864,450

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,671	$8,257
Cash paid for interest expense	$27,000	$27,000

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011 (with a clarification amendment issued in January 2013), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The objective of ASU 2011-11 was to enhance disclosures about derivatives, repurchase agreements and reverse repurchase agreements, securities borrowing and securities lending transactions to the extent they are subject to master netting arrangements or similar agreements. The Company adopted ASU 2011-11 on January 1, 2013. The adoption of ASU 2011-11 did not have an impact on the presentation of the financial statements.

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

(Expressed in thousands, except share, per share, percentage and ratio information)

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive (loss) income (“consolidated income statements”) by category are as follows:

	June 30, 2013		December 31, 2012
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$2,049,212	$2,060,490	$1,865,913	$1,854,198
Non-U.S. Government and Government agencies	233,301	242,487	261,627	253,657
States, municipalities and political subdivisions	33,621	33,328	40,444	39,342
Corporate debt:
Financial institutions	794,552	781,788	866,140	835,587
Industrials	1,089,904	1,087,425	1,153,909	1,139,706
Utilities	66,684	66,684	69,153	67,463
Mortgage-backed	1,589,021	1,564,838	1,958,373	1,877,854
Asset-backed	429,483	427,303	410,895	405,622

Total fixed maturity investments	$6,285,778	$6,264,343	$6,626,454	$6,473,429

	June 30, 2013		December 31, 2012
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$640,925	$594,025	$523,949	$480,312
Other invested assets	714,391	635,632	655,888	606,521

	$1,355,316	$1,229,657	$1,179,837	$1,086,833

Other invested assets include investments in private equity funds, hedge funds and a high yield loan fund that are accounted for at fair value, but excludes other private securities described below in Note 4(b) that are accounted for using the equity method of accounting.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of June 30, 2013 were as follows:

Fund Type	Carrying Value as of June 30, 2013	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions(1)	Redemption Frequency (1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$125,950	$125,950	3 - 10 Years	$—			$160,490
Mezzanine debt	55,232	55,232	8 - 10 Years	—			209,623
Distressed	8,890	8,890	4 - 5 Years	—			6,174

Total private equity structures	190,072	190,072		—			376,287

Distressed	136,779	112,119	1 - 2 Years	24,660	Quarterly	45 - 65 Days	—
Equity long/short	110,889	—		110,889	Quarterly	30 - 60 Days	—
Multi-strategy	127,107	—		127,107	Quarterly	45 - 90 Days	—
Global macro	19,842	—		19,842	Monthly	3 Days	—
Event driven	22,430	—		22,430	Annual	60 Days	—
Relative value credit	75,109	—		75,109	Quarterly	60 Days	—

Total hedge funds	492,156	112,119		380,037			—

Other private securities	134,709	—		134,709			5,000
High yield loan fund	32,163	—		32,163	Monthly	30 Days	—

Total other invested assets	$849,100	$302,191		$546,909			$381,287

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate.

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

•	Relative value credit funds: These funds seek to take exposure to credit-sensitive securities, long and/or short, based upon credit analysis of issuers and securities and credit market views.

•

Other private securities: These securities include strategic non-controlling minority investments in private asset management companies and other insurance related investments that are accounted for using the equity method of accounting.

•	High yield loan fund: A long-only private mutual fund that invests in high yield fixed income securities.

c) Net Investment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturity investments	$32,662	$37,219	$65,187	$84,105
Equity securities	4,409	4,963	7,608	8,495
Other invested assets	3,843	3,681	5,307	4,223
Cash and cash equivalents	529	550	1,017	1,157
Expenses	(3,808)	(3,962)	(8,096)	(8,320)

Net investment income	$37,635	$42,451	$71,023	$89,660

Net investment income from other invested assets included the distributed and undistributed net income from investments accounted for using the equity method of accounting for the three and six months ended June 30, 2013.

d) Components of Realized Gains and Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross realized gains on sale of invested assets	$58,223	$52,775	$102,472	$91,944
Gross realized losses on sale of invested assets	(35,077)	(14,762)	(42,042)	(36,669)
Net realized and unrealized gains (losses) on derivatives	8,538	(5,914)	7,561	770
Mark-to-market gains (losses):
Fixed maturity investments, trading	(115,113)	(24,287)	(131,588)	44,203
Equity securities, trading	(34,330)	(182)	(1,357)	19,603
Other invested assets, trading	2,561	1,033	29,393	22,393

Net realized investment (losses) gains	$(115,198)	$8,663	$(35,561)	$142,244

Proceeds from sale of available for sale securities	$—	$14,308	$—	$213,716

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

e) Pledged Assets

As of June 30, 2013 and December 31, 2012, $2,226,680 and $2,141,249, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of June 30, 2013 and December 31, 2012, a further $1,135,658 and $1,225,155, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 8(d) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for details on the Company’s credit facilities.

5. DERIVATIVE INSTRUMENTS

As of June 30, 2013 and December 31, 2012, none of the Company’s derivatives were designated as hedges. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	June 30, 2013				December 31, 2012
	Asset		Liability		Asset		Liability
	Derivative	Asset	Derivative	Liability	Derivative	Asset	Derivative	Liability
	Notional	Derivative	Notional	Derivative	Notional	Derivative	Notional	Derivative
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Put options	$—	$—	$—	$—	$5,152	$532	$—	$—
Foreign exchange contracts	307,191	9,248	171,906	4,612	127,712	1,713	194,566	2,656
Interest rate swaps	—	—	33,000	161	—	—	—	—

Total derivatives	$307,191	$9,248	$204,906	$4,773	$132,864	$2,245	$194,566	$2,656

Derivative assets and derivative liabilities relating to the put options are classified within “equity securities trading, at fair value” on the consolidated balance sheets. All other asset and liability derivatives are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Foreign exchange contracts	$1,989	$(359)	$1,245	$580

Total included in foreign exchange (loss) gain	1,989	(359)	1,245	580

Put options	(90)	—	(3,822)	(336)
Foreign exchange contracts	4,274	4,415	6,089	2,110
Interest rate futures and swaps	4,354	(10,329)	5,294	(1,004)

Total included in net realized investment gains	8,538	(5,914)	7,561	770

Total realized and unrealized gains (losses) on derivatives	$10,527	$(6,273)	$8,806	$1,350

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

The Company also purchases and sells interest rate future and interest rate swap contracts to actively manage the duration and yield curve positioning of its fixed income portfolio. Interest rate futures and interest rate swaps can efficiently increase or decrease the overall duration of the portfolio. Additionally, interest rate future and interest rate swap contracts can be utilized to obtain the desired position along the yield curve in order to protect against certain future yield curve shapes.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

June 30, 2013	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$2,049,212	$2,049,212	$1,709,513	$339,699	$—
Non-U.S. Government and Government agencies	233,301	233,301	—	233,301	—
States, municipalities and political subdivisions	33,621	33,621	—	33,621	—
Corporate debt	1,951,140	1,951,140	—	1,951,140	—
Mortgage-backed	1,589,021	1,589,021	—	1,391,018	198,003
Asset-backed	429,483	429,483	—	368,198	61,285

Total fixed maturity investments	6,285,778	6,285,778	1,709,513	4,316,977	259,288

Equity securities	640,925	640,925	587,426	—	53,499
Other invested assets	714,391	714,391	—	—	714,391

Total investments	$7,641,094	$7,641,094	$2,296,939	$4,316,977	$1,027,178

Derivative assets:
Foreign exchange contracts	$9,248	$9,248	$—	$9,248	$—

Derivative liabilities:
Foreign exchange contracts	$4,612	$4,612	$—	$4,612	$—
Interest rate swaps	161	161	—	161	—

Senior notes	$798,355	$903,660	$—	$903,660	$—

December 31, 2012	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,865,913	$1,865,913	$1,529,158	$336,755	$—
Non-U.S. Government and Government agencies	261,627	261,627	—	261,627	—
States, municipalities and political subdivisions	40,444	40,444	—	40,444	—
Corporate debt	2,089,202	2,089,202	—	2,089,202	—
Mortgage-backed	1,958,373	1,958,373	—	1,790,548	167,825
Asset-backed	410,895	410,895	—	348,649	62,246

Total fixed maturity investments	6,626,454	6,626,454	1,529,158	4,867,225	230,071

Equity securities	523,949	523,949	469,269	—	54,680
Other invested assets	655,888	655,888	—	—	655,888

Total investments	$7,806,291	$7,806,291	$1,998,427	$4,867,225	$940,639

Derivative assets:
Foreign exchange contracts	$1,713	$1,713	$—	$1,713	$—

Derivative liabilities:
Foreign exchange contracts	$2,656	$2,656	$—	$2,656	$—

Senior notes	$798,215	$918,627	$—	$918,627	$—

“Other invested assets” excluded assets that the Company did not measure at fair value related to the Company’s investments that are accounted for using the equity method of accounting. Derivative assets and derivative liabilities relating to foreign exchange contracts and interest rate swaps are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

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

Derivative instruments: The fair value of foreign exchange contracts, interest rate futures and interest rate swaps are priced from quoted market prices for similar exchange-traded derivatives and pricing valuation models that utilize independent market data inputs. The fair value of derivatives are included in the Level 2 fair value hierarchy.

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

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Other invested assets	Mortgage-backed	Asset-backed	Equities
Three Months Ended June 30, 2013
Opening balance	$710,140	$155,420	$40,903	$57,787
Realized and unrealized gains (losses) included in net income	11,709	(6,188)	(289)	(4,288)
Purchases	96,742	72,261	23,527	—
Sales	(104,200)	(27,887)	(1,727)	—
Transfers into Level 3 from Level 2	—	11,197	—	—
Transfers out of Level 3 into Level 2 (1)	—	(6,800)	(1,129)	—

Ending balance	$714,391	$198,003	$61,285	$53,499

Three Months Ended June 30, 2012
Opening balance	$522,065	$178,374	$242,394	$—
Realized and unrealized (losses) gains included in net income	(641)	1,780	(220)	—
Purchases	16,728	40,352	23,267	—
Sales	(17,262)	(34,755)	(47,537)	—
Transfers into Level 3 from Level 2	—	3,707	8,654	—
Transfers out of Level 3 into Level 2 (1)	—	(31,499)	(108,972)	—

Ending balance	$520,890	$157,959	$117,586	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

	Other invested assets	Mortgage-backed	Asset-backed	Equities
Six Months Ended June 30, 2013
Opening balance	$655,888	$167,825	$62,246	$54,680
Realized and unrealized gains (losses) included in net income	43,962	(7,613)	(382)	(1,181)
Purchases	169,952	71,752	24,782	—
Sales	(155,411)	(29,864)	(18,478)	—
Transfers into Level 3 from Level 2	—	7,109	—	—
Transfers out of Level 3 into Level 2 (1)	—	(11,206)	(6,883)	—

Ending balance	$714,391	$198,003	$61,285	$53,499

Six Months Ended June 30, 2012
Opening balance	$540,409	$249,204	$94,745	$—
Realized and unrealized gains included in net income	14,882	4,324	904	—
Purchases	17,778	41,376	31,580	—
Sales	(52,179)	(108,165)	(48,133)	—
Transfers into Level 3 from Level 2	—	4,495	55,498	—
Transfers out of Level 3 into Level 2 (1)	—	(33,275)	(17,008)	—

Ending balance	$520,890	$157,959	$117,586	$—

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

The Company attempts to verify the significant inputs used by broker-dealers in determining the fair value of the securities priced by them. If the Company could not obtain sufficient information to determine if the broker-dealers were using significant observable inputs, then such securities have been transferred to the Level 3 fair value hierarchy. The Company believes the prices obtained from the broker-dealers are the best estimate of fair value of the securities being priced as the broker-dealers are typically involved in the initial pricing of the security, and the Company has compared the price per the broker-dealer to other pricing sources and noted no material differences. The Company recognizes transfers between levels at the end of the reporting period. There were no transfers between Level 1 and Level 2 during the period.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	June 30,	December 31,
	2013	2012
Outstanding loss reserves	$1,509,350	$1,539,114
Reserves for losses incurred but not reported	4,187,515	4,106,435

Reserve for losses and loss expenses	$5,696,865	$5,645,549

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross liability at beginning of period	$5,673,220	$5,331,418	$5,645,549	$5,225,143
Reinsurance recoverable at beginning of period	(1,163,503)	(1,056,780)	(1,141,110)	(1,002,919)

Net liability at beginning of period	4,509,717	4,274,638	4,504,439	4,222,224

Net losses incurred related to:
Current year	323,556	282,302	622,804	546,986
Prior years	(48,428)	(41,922)	(92,498)	(81,404)

Total incurred	275,128	240,380	530,306	465,582

Net paid losses related to:
Current year	21,003	18,226	24,584	19,840
Prior years	241,764	186,891	482,885	362,411

Total paid	262,767	205,117	507,469	382,251

Foreign exchange revaluation	(4,738)	(5,995)	(9,936)	(1,649)

Net liability at end of period	4,517,340	4,303,906	4,517,340	4,303,906
Reinsurance recoverable at end of period	1,179,525	1,073,612	1,179,525	1,073,612

Gross liability at end of period	$5,696,865	$5,377,518	$5,696,865	$5,377,518

For the three months ended June 30, 2013, the Company had net favorable reserve development in each of its segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized in the 2007 through 2010 loss years across most lines of business. In addition, the reinsurance segment recognized net favorable reserve development for the 2012 loss year due to the low level of reported property losses. This was partially offset by adverse development in the U.S. insurance segment in the 2011 and 2012 loss years.

For the six months ended June 30, 2013, the Company had net favorable reserve development in its international and reinsurance segments due to actual loss emergence being lower than initially expected, primarily for loss years 2004 to 2008. The reinsurance segment recognized net favorable reserve development for the 2012 loss year due to the low level of reported property losses. This was partially offset by adverse development in the U.S. insurance segment in the 2011 and 2012 loss years for certain errors and omissions and director’s and officers’ classes of business.

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

While the Company has experienced favorable reserve development in its insurance and reinsurance lines, there is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. It is not appropriate to extrapolate future redundancies based on prior years’ development. The methodology of estimating loss reserves is periodically reviewed to ensure that the key assumptions used in the actuarial models continue to be appropriate.

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

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of June 30, 2013.

9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	June 30,	December 31,
	2013	2012
Common shares issued and fully paid, 2013: CHF 12.30 per share; 2012: CHF 12.64 per share	35,429,423	36,369,868

Share capital at end of period	$430,397	$454,980

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2013
Shares issued at beginning of period	36,369,868
Shares cancelled	(940,445)

Total shares issued at end of period	35,429,423

Treasury shares issued at beginning of period	1,572,087
Shares repurchased	940,445
Shares issued out of treasury	(318,495)
Shares cancelled	(940,445)

Total treasury shares at end of period	1,253,592

Total shares outstanding at end of period	34,175,831

During the six months ended June 30, 2013, 940,445 voting shares repurchased and designated for cancellation were constructively retired and cancelled.

Allied World Switzerland’s articles of association authorized its Board of Directors to increase the share capital by a maximum of up to CHF 92,259 or 7,500,728 voting shares.

b) Dividends

The Company paid the following dividend during the six months ended June 30, 2013:

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

On May 2, 2013, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.50 per share. The first installment of the dividend was paid on July 3, 2013. The Company expects to distribute the remaining installments of the dividend in October 2013, January 2014 and April 2014.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

The Company’s share repurchases were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Common shares repurchased	508,328	905,383	940,445	2,336,187
Total cost of shares repurchased	$46,326	$66,435	$82,571	$159,458
Average price per share	$91.13	$73.38	$87.80	$68.26

10. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic (loss) earnings per share:
Net (loss) income	$(1,862)	$96,351	$157,130	$314,507
Weighted average common shares outstanding	34,422,553	36,288,596	34,517,552	36,746,881

Basic (loss) earnings per share	$(0.05)	$2.66	$4.55	$8.56

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Diluted (loss) earnings per share:
Net (loss) income	$(1,862)	$96,351	$157,130	$314,507
Weighted average common shares outstanding	34,422,553	36,288,596	34,517,552	36,746,881
Share equivalents:
Options	—	440,811	493,225	413,702
Restricted stock units and performance-based equity awards	—	460,315	304,529	234,976
Employee share purchase plan	—	—	1,289	—

Weighted average common shares and common share equivalents outstanding — diluted	34,422,553	37,189,722	35,316,595	37,395,559

Diluted (loss) earnings per share	$(0.05)	$2.59	$4.45	$8.41

For the three months ended June 30, 2013, there were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would be anti-dilutive. For the three months ended June 30, 2012, a weighted average of 337,153 employee stock options and restricted stock units (“RSUs”) were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

For the six months ended June 30, 2013 and 2012, a weighted average of 0 and 343,726 employee stock options and RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

		International
Three Months Ended June 30, 2013	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$307,297	$192,593	$265,310	$765,200
Net premiums written	221,419	106,394	253,409	581,222
Net premiums earned	197,436	87,041	222,794	507,271
Net losses and loss expenses	(124,364)	(30,968)	(119,796)	(275,128)
Acquisition costs	(27,270)	358	(37,705)	(64,617)
General and administrative expenses	(38,302)	(24,135)	(18,148)	(80,585)

Underwriting income	7,500	32,296	47,145	86,941
Net investment income				37,635
Net realized investment losses				(115,198)
Amortization of intangible assets				(634)
Interest expense				(14,188)
Foreign exchange loss				(490)

Loss before income taxes				$(5,934)

Loss and loss expense ratio	63.0%	35.6%	53.8%	54.2%
Acquisition cost ratio	13.8%	(0.4%)	16.9%	12.7%
General and administrative expense ratio	19.4%	27.7%	8.1%	15.9%

Combined ratio	96.2%	62.9%	78.8%	82.8%

		International
Three Months Ended June 30, 2012	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$265,974	$183,593	$197,303	$646,870
Net premiums written	196,661	111,342	186,707	494,710
Net premiums earned	162,785	82,605	184,357	429,747
Net losses and loss expenses	(103,074)	(22,233)	(115,073)	(240,380)
Acquisition costs	(21,250)	582	(30,920)	(51,588)
General and administrative expenses	(34,730)	(21,648)	(17,601)	(73,979)

Underwriting income	3,731	39,306	20,763	63,800
Net investment income				42,451
Net realized investment gains				8,663
Amortization of intangible assets				(634)
Interest expense				(14,001)
Foreign exchange gain				1,019

Income before income taxes				$101,298

Loss and loss expense ratio	63.3%	26.9%	62.4%	55.9%
Acquisition cost ratio	13.1%	(0.7%)	16.8%	12.0%
General and administrative expense ratio	21.3%	26.2%	9.5%	17.2%

Combined ratio	97.7%	52.4%	88.7%	85.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

		International
Six Months Ended June 30, 2013	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$563,315	$321,109	$717,857	$1,602,281
Net premiums written	413,672	184,139	678,463	1,276,274
Net premiums earned	385,875	171,255	413,369	970,499
Net losses and loss expenses	(257,688)	(59,903)	(212,715)	(530,306)
Acquisition costs	(50,398)	1,207	(72,111)	(121,302)
General and administrative expenses	(77,898)	(48,924)	(36,443)	(163,265)

Underwriting (loss) income	(109)	63,635	92,100	155,626
Net investment income				71,023
Net realized investment losses				(35,561)
Amortization of intangible assets				(1,267)
Interest expense				(28,322)
Foreign exchange loss				(3,008)

Income before income taxes				$158,491

Loss and loss expense ratio	66.8%	35.0%	51.5%	54.6%
Acquisition cost ratio	13.1%	(0.7%)	17.4%	12.5%
General and administrative expense ratio	20.2%	28.6%	8.8%	16.8%

Combined ratio	100.1%	62.9%	77.7%	83.9%

		International
Six Months Ended June 30, 2012	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$470,185	$297,183	$560,431	$1,327,799
Net premiums written	350,507	183,951	549,205	1,083,663
Net premiums earned	316,143	162,476	353,018	831,637
Net losses and loss expenses	(200,778)	(60,333)	(204,471)	(465,582)
Acquisition costs	(41,222)	1,110	(58,614)	(98,726)
General and administrative expenses	(65,774)	(44,049)	(34,522)	(144,345)

Underwriting income	8,369	59,204	55,411	122,984
Net investment income				89,660
Net realized investment gains				142,244
Amortization of intangible assets				(1,267)
Interest expense				(27,757)
Foreign exchange gain				1,100

Income before income taxes				$326,964

Loss and loss expense ratio	63.5%	37.1%	57.9%	56.0%
Acquisition cost ratio	13.0%	(0.7%)	16.6%	11.9%
General and administrative expense ratio	20.8%	27.1%	9.8%	17.3%

Combined ratio	97.3%	63.5%	84.3%	85.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$440,151	$349,577	$918,594	$738,548
Bermuda	211,040	193,195	439,712	375,358
Europe	60,234	60,008	146,743	135,384
Singapore	48,918	40,128	87,031	69,311
Hong Kong	4,857	3,962	10,201	9,198

Total gross premiums written	$765,200	$646,870	$1,602,281	$1,327,799

Europe includes gross premiums written attributable to Switzerland of $5,868 and $4,071 for the three months ended June 30, 2013 and 2012, respectively, and $46,674 and $33,435 for the six months ended June 30, 2013 and 2012, respectively.

12. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2013, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

13. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Balance Sheet:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of June 30, 2013	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,775,803	$—	$7,775,803
Cash and cash equivalents	3,676	8,299	662,128	—	674,103
Insurance balances receivable	—	—	814,620	—	814,620
Funds held	—	—	387,599	—	387,599
Reinsurance recoverable	—	—	1,179,525	—	1,179,525
Net deferred acquisition costs	—	—	153,812	—	153,812
Goodwill and intangible assets	—	—	318,474	—	318,474
Balances receivable on sale of investments	—	—	277,025	—	277,025
Investments in subsidiaries	3,357,144	4,480,926	—	(7,838,070)	—
Due (to) from subsidiaries	29,968	(2,234)	(27,734)	—	—
Other assets	1,144	5,410	677,362	—	683,916

Total assets	$3,391,932	$4,492,401	$12,218,614	$(7,838,070)	$12,264,877

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,696,865	$—	$5,696,865
Unearned premiums	—	—	1,586,327	—	1,586,327
Reinsurance balances payable	—	—	205,884	—	205,884
Balances due on purchases of investments	—	—	487,063	—	487,063
Senior notes	—	798,355	—	—	798,355
Other liabilities	18,703	18,246	80,205	—	117,154

Total liabilities	18,703	816,601	8,056,344	—	8,891,648

Total shareholders’ equity	3,373,229	3,675,800	4,162,270	(7,838,070)	3,373,229

Total liabilities and shareholders’ equity	$3,391,932	$4,492,401	$12,218,614	$(7,838,070)	$12,264,877

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of December 31, 2012	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,933,937	$—	$7,933,937
Cash and cash equivalents	19,997	11,324	650,558	—	681,879
Insurance balances receivable	—	—	510,532	—	510,532
Funds held	—	—	336,368	—	336,368
Reinsurance recoverable	—	—	1,141,110	—	1,141,110
Net deferred acquisition costs	—	—	108,010	—	108,010
Goodwill and intangible assets	—	—	319,741	—	319,741
Balances receivable on sale of investments	—	—	418,879	—	418,879
Investments in subsidiaries	3,337,446	4,768,769	—	(8,106,215)	—
Due (to) from subsidiaries	(23,864)	(7,173)	31,037	—	—
Other assets	1,499	6,081	571,910	—	579,490

Total assets	$3,335,078	$4,779,001	$12,022,082	$(8,106,215)	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,645,549	$—	$5,645,549
Unearned premiums	—	—	1,218,021	—	1,218,021
Reinsurance balances payable	—	—	136,264	—	136,264
Balances due on purchases of investments	—	—	759,934	—	759,934
Senior notes	—	798,215	—	—	798,215
Other liabilities	8,743	17,727	119,158	—	145,628

Total liabilities	8,743	815,942	7,878,926	—	8,703,611

Total shareholders’ equity	3,326,335	3,963,059	4,143,156	(8,106,215)	3,326,335

Total liabilities and shareholders’ equity	$3,335,078	$4,779,001	$12,022,082	$(8,106,215)	$12,029,946

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Income Statement:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
Three Months Ended June 30, 2013	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
Net premiums earned	$—	$—	$507,271	$—	$507,271
Net investment income	1	2	37,632	—	37,635
Net realized investment losses	—	—	(115,198)	—	(115,198)
Net losses and loss expenses	—	—	(275,128)	—	(275,128)
Acquisition costs	—	—	(64,617)	—	(64,617)
General and administrative expenses	(8,566)	(455)	(71,564)	—	(80,585)
Amortization of intangible assets	—	—	(634)	—	(634)
Interest expense	—	(13,835)	(353)	—	(14,188)
Foreign exchange gain (loss)	2	(628)	136	—	(490)
Income tax (expense) benefit	—	—	4,072	—	4,072
Equity in earnings of consolidated subsidiaries	6,701	21,147	—	(27,848)	—

NET INCOME (LOSS)	$(1,862)	$6,231	$21,617	$(27,848)	$(1,862)

Other comprehensive income	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS)	$(1,862)	$6,231	$21,617	$(27,848)	$(1,862)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
Three Months Ended June 30, 2012	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
Net premiums earned	$—	$—	$429,747	$—	$429,747
Net investment income	5	8	42,438	—	42,451
Net realized investment gains	—	—	8,663	—	8,663
Net losses and loss expenses	—	—	(240,380)	—	(240,380)
Acquisition costs	—	—	(51,588)	—	(51,588)
General and administrative expenses	(4,278)	(1,302)	(68,399)	—	(73,979)
Amortization of intangible assets	—	—	(634)	—	(634)
Interest expense	—	(14,001)	—	—	(14,001)
Foreign exchange gain (loss)	460	(42)	601	—	1,019
Income tax (expense) benefit	(373)	—	(4,574)	—	(4,947)
Equity in earnings of consolidated subsidiaries	100,537	115,102	—	(215,639)	—

NET INCOME (LOSS)	$96,351	$99,765	$115,874	$(215,639)	$96,351

Unrealized gains on investments arising during the period net of applicable deferred income tax benefit of $68	231	—	231	(231)	231
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(1,142)	—	(1,142)	1,142	(1,142)

Other comprehensive loss	(911)	—	(911)	911	(911)

COMPREHENSIVE INCOME (LOSS)	$95,440	$99,765	$114,963	$(214,728)	$95,440

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
Six Months Ended June 30, 2013	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
Net premiums earned	$—	$—	$970,499	$—	$970,499
Net investment income	8	4	71,011	—	71,023
Net realized investment losses	—	—	(35,561)	—	(35,561)
Net losses and loss expenses	—	—	(530,306)	—	(530,306)
Acquisition costs	—	—	(121,302)	—	(121,302)
General and administrative expenses	(19,552)	(912)	(142,801)	—	(163,265)
Amortization of intangible assets	—	—	(1,267)	—	(1,267)
Interest expense	—	(27,665)	(657)	—	(28,322)
Foreign exchange loss (gain)	274	(723)	(2,559)	—	(3,008)
Income tax (expense) benefit	—	—	(1,361)	—	(1,361)
Equity in earnings of consolidated subsidiaries	176,400	202,627	—	(379,027)	—

NET INCOME (LOSS)	$157,130	$173,331	$205,696	$(379,027)	$157,130

Other comprehensive income	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS)	$157,130	$173,331	$205,696	$(379,027)	$157,130

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
Six Months Ended June 30, 2012	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
Net premiums earned	$—	$—	$831,637	$—	$831,637
Net investment income	14	11	89,635	—	89,660
Net realized investment gains	—	—	142,244	—	142,244
Net losses and loss expenses	—	—	(465,582)	—	(465,582)
Acquisition costs	—	—	(98,726)	—	(98,726)
General and administrative expenses	(8,234)	(2,454)	(133,657)	—	(144,345)
Amortization of intangible assets	—	—	(1,267)	—	(1,267)
Interest expense	—	(27,757)	—	—	(27,757)
Foreign exchange gain (loss)	549	(67)	618	—	1,100
Income tax (expense) benefit	71	—	(12,528)	—	(12,457)
Equity in earnings of consolidated subsidiaries	322,107	349,409	—	(671,516)	—

NET INCOME (LOSS)	$314,507	$319,142	$352,374	$(671,516)	$314,507

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $3,051	179	—	179	(179)	179
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(13,249)	—	(13,249)	13,249	(13,249)

Other comprehensive loss	(13,070)	—	(13,070)	13,070	(13,070)

COMPREHENSIVE INCOME (LOSS)	$301,437	$319,142	$339,304	$(658,446)	$301,437

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Cash Flows:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
Six Months Ended June 30, 2013	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$73,938	$(3,025)	$54,993	$—	$125,906

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(3,186,162)	—	(3,186,162)
Purchases of other invested assets	—	—	(141,805)	—	(141,805)
Sales of available for sale securities	—	—	—	—	—
Sales of trading securities	—	—	3,171,977	—	3,171,977
Sales of other invested assets	—	—	126,491	—	126,491
Other	—	—	(13,924)	—	(13,924)

Net cash provided by (used in) investing activities	—	—	(43,423)	—	(43,423)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(12,981)	—	—	—	(12,981)
Proceeds from the exercise of stock options	5,293	—	—	—	5,293
Share repurchases	(82,571)	—	—	—	(82,571)

Net cash provided by (used in) financing activities	(90,259)	—	—	—	(90,259)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,321)	(3,025)	11,570	—	(7,776)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,997	11,324	650,558	—	681,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,676	$8,299	$662,128	$—	$674,103

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
Six Months Ended June 30, 2012	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$81,902	$10,326	$207,280	$—	$299,508

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	—	—	—
Purchases of trading securities	—	—	(4,005,352)	—	(4,005,352)
Purchases of other invested assets	—	—	(17,778)	—	(17,778)
Sales of available for sale securities	—	—	214,015	—	214,015
Sales of trading securities	—	—	3,959,204	—	3,959,204
Sales of other invested assets	—	—	108,759	—	108,759
Other	—	—	(157,647)	—	(157,647)

Net cash provided by (used in) investing activities	—	—	101,201	—	101,201

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(28,003)	—	—	—	(28,003)
Proceeds from the exercise of stock options	6,697	—	—	—	6,697
Share repurchases	(148,949)	—	—	—	(148,949)
Repurchase of founder warrants	—	—	—	—	—
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	(170,255)	—	—	—	(170,255)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,353)	10,326	308,481	—	230,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,672	8,886	512,438	—	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,319	$19,212	$820,919	$—	$864,450

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $155,000 and $200,000 for the six months ended June 30, 2013 and 2012, respectively.

14. SUBSEQUENT EVENTS

On July 3, 2013, the Company paid a quarterly dividend of $0.50 per share to shareholders of record on June 25, 2013.

Effective July 9, 2013, the Company cancelled 29,240 non-voting shares held in treasury and 1,538,686 shares previously repurchased and constructively retired, following a required filing with the Swiss Commercial Register in Zug.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of June 30, 2013, we had approximately $12.3 billion of total assets, $3.4 billion of total shareholders’ equity and $4.2 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended June 30, 2013, we continued to experience rate increases on property lines that had experienced significant loss activity in the prior year. We also continued to see rate improvement during the quarter on some of our casualty lines of business in certain jurisdictions. We believe that there are opportunities where certain products have attractive premium rates and that the expanded breadth of our operations allows us to target those classes of business.

Our consolidated gross premiums written increased by $118.3 million, or 18.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our net income decreased by $98.3 million to a net loss of $1.9 million compared to the three months ended June 30, 2012. The decrease was due to net realized investment gains (losses) that decreased by $123.8 million for the three months ended June 30, 2013 compared to the same period in 2012, partially offset by an increase in underwriting income of $23.1 million.

Our consolidated gross premiums written increased by $274.5 million, or 20.7%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our net income decreased by $157.4 million to $157.1 million compared to the six months ended June 30, 2012. The decrease was due to net realized investment gains (losses) that decreased by $177.8 million for the six months ended June 30, 2013 compared to the same period in 2012, partially offset by a $32.6 million increase in underwriting income.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions except share, per share and percentage data)
Gross premiums written	$765.2	$646.9	$1,602.3	$1,327.8
Underwriting income	86.9	63.8	155.6	123.0
Net (loss) income	(1.9)	96.4	157.1	314.5
Operating income	103.5	87.3	187.7	178.8
Basic earnings per share:
Net (loss) income	$(0.05)	$2.66	$4.55	$8.56
Operating income	$3.01	$2.41	$5.44	$4.87
Diluted earnings per share:
Net (loss) income	$(0.05)*	$2.59	$4.45	$8.41
Operating income	$2.95	$2.35	$5.31	$4.78
Weighted average common shares outstanding:
Basic	34,422,553	36,288,596	34,517,552	36,746,881
Diluted	35,136,296 *	37,189,722	35,316,595	37,395,559
Basic book value per common share	$98.70	$91.36	$98.70	$91.36
Diluted book value per common share	$96.18	$88.24	$96.18	$88.24
Annualized return on average equity (ROAE), net (loss) income	(0.2%)	11.8%	9.4%	19.6%
Annualized ROAE, operating income	12.2%	10.7%	11.2%	11.1%

*	Diluted weighted average common shares outstanding were only used in the calculation of diluted operating income per share. There were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would be anti-dilutive.

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

Operating income and operating income per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions, except share, per share and percentage data)
Net (loss) income	$(1.9)	$96.4	$157.1	$314.5
Add after tax effect of:
Net realized investment losses (gains)	104.9	(8.1)	27.6	(134.6)
Foreign exchange loss (gain)	0.5	(1.0)	3.0	(1.1)

Operating income	$103.5	$87.3	$187.7	$178.8

Basic per share data:
Net (loss) income	$(0.05)	$2.66	$4.55	$8.56
Add after tax effect of:
Net realized investment losses (gains)	3.05	(0.22)	0.80	(3.66)
Foreign exchange loss (gain)	0.01	(0.03)	0.09	(0.03)

Operating income	$3.01	$2.41	$5.44	$4.87

Diluted per share data:
Net (loss) income	$(0.05)*	$2.59	$4.45	$8.41
Add after tax effect of:
Net realized investment losses (gains)	2.99	(0.22)	0.78	(3.60)
Foreign exchange loss (gain)	0.01	(0.02)	0.08	(0.03)

Operating income	$2.95	$2.35	$5.31	$4.78

*	Diluted weighted average common shares outstanding were only used in the calculation of diluted operating income per share. There were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would be anti-dilutive.

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of June 30,
	2013	2012
	($ in millions, except share and
	per share data)
Price per share at period end	$91.51	$79.47
Total shareholders’ equity	$3,373.2	$3,283.9
Basic common shares outstanding	34,175,831	35,942,964
Add:
Unvested restricted share units	83,730	185,809
Performance based equity awards	270,853	510,530
Employee share purchase plan	10,622	—
Dilutive options outstanding	1,111,266	1,365,245
Weighted average exercise price per share	$47.65	$46.04
Deduct:
Options bought back via treasury method	(578,610)	(790,888)

Common shares and common share equivalents outstanding	35,073,692	37,213,660
Basic book value per common share	$98.70	$91.36
Diluted book value per common share	$96.18	$88.24

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in millions except percentage data)
Opening shareholders’ equity	$3,432.0	$3,245.8	$3,326.3	$3,149.0
Deduct: accumulated other comprehensive income	—	(2.3)	—	(14.5)

Adjusted opening shareholders’ equity	$3,432.0	$3,243.5	$3,326.3	$3,134.5

Closing shareholders’ equity	$3,373.2	$3,283.9	$3,373.2	$3,283.9
Deduct: accumulated other comprehensive income	—	(1.4)	—	(1.4)

Adjusted closing shareholders’ equity	$3,373.2	$3,282.5	$3,373.2	$3,282.5

Average shareholders’ equity	$3,402.6	$3,263.0	$3,349.8	$3,208.5

Net (loss) income available to shareholders	$(1.9)	$96.4	$157.1	$314.5
Annualized return on average shareholders’ equity — net (loss) income available to shareholders	(0.2%)	11.8%	9.4%	19.6%

Operating income available to shareholders	$103.5	$87.3	$187.7	$178.8
Annualized return on average shareholders’ equity — operating income available to shareholders	12.2%	10.7%	11.2%	11.1%

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses. Investment income is principally derived from interest and dividends earned on investments, as well as distributed and undistributed income from equity method investments, partially offset by investment management expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income.

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

Acquisition costs are comprised of commissions, brokerage fees, insurance taxes and other acquisition related costs such as profit commissions. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of deferred acquisition costs relating to the successful acquisition of new and renewal insurance and reinsurance contracts and (3) including the amortization of previously deferred acquisition costs.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in millions)
Revenues
Gross premiums written	$765.2	$646.9	$1,602.3	$1,327.8

Net premiums written	$581.2	$494.7	$1,276.3	$1,083.7

Net premiums earned	$507.3	$429.7	$970.5	$831.6
Net investment income	37.6	42.5	71.0	89.7
Net realized investment (losses) gains	(115.2)	8.6	(35.6)	142.2

	$429.7	$480.8	$1,005.9	$1,063.5

Expenses
Net losses and loss expenses	$275.2	$240.4	$530.3	$465.6
Acquisition costs	64.6	51.6	121.3	98.7
General and administrative expenses	80.6	73.9	163.3	144.3
Amortization of intangible assets	0.6	0.6	1.2	1.3
Interest expense	14.2	14.0	28.3	27.7
Foreign exchange loss (gain)	0.4	(1.0)	3.0	(1.1)

	$435.6	$379.5	$847.4	$736.5

(Loss) income before income taxes	(5.9)	101.3	158.5	327.0
Income tax benefit (expense)	(4.0)	4.9	1.4	12.5

Net (loss) income	$(1.9)	$96.4	$157.1	$314.5

Ratios
Loss and loss expense ratio	54.2%	55.9%	54.6%	56.0%
Acquisition cost ratio	12.7%	12.0%	12.5%	11.9%
General and administrative expense ratio	15.9%	17.2%	16.8%	17.3%

Expense ratio	28.6%	29.2%	29.3%	29.2%

Combined ratio	82.8%	85.1%	83.9%	85.2%

Comparison of Three Months Ended June 30, 2013 and 2012

Premiums

Gross premiums written increased by $118.3 million, or 18.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The overall increase in gross premiums written was primarily the result of the following:

•

U.S. insurance: Gross premiums written increased by $41.3 million, or 15.5%. The increase in gross premiums written was primarily due to new business across existing lines that added $102.0 million during the quarter combined with premium rate increases in all lines of business and a further $4.2 million from new lines of business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

International insurance: Gross premiums written increased by $9.0 million, or 4.9%. We saw continued growth from new products combined with strong new business writings. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•

Reinsurance: Gross premiums written increased by $68.0 million, or 34.5%. The increase was driven by new business, from both new products and new regions, combined with increased participations on renewing business and rate increases for certain lines of business. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
United States	$440.2	$349.5	$90.7	26.0%
Bermuda	211.0	193.3	17.7	9.2%
Europe	60.3	60.0	0.3	0.5%
Singapore	48.9	40.1	8.8	21.9%
Hong Kong	4.8	4.0	0.8	20.0%

	$765.2	$646.9	$118.3	18.3%

Net premiums written increased by $86.5 million, or 17.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 24.0% of gross premiums written for the three months ended June 30, 2013 compared to 23.5% for the same period in 2012. We purchased a new property catastrophe coverage for U.S. insurance and international insurance segments that increased ceded premium by $4.2 million and increased the ceding percentage by 0.5 percentage points.

Net premiums earned increased by $77.6 million, or 18.1%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of higher net premiums written in 2012 and 2013.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
U.S. insurance	40.1%	41.1%	39.0%	37.9%
International insurance	25.2%	28.4%	17.1%	19.2%
Reinsurance	34.7%	30.5%	43.9%	42.9%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $4.9 million, or 11.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was due to lower yields on our fixed maturity investments caused by reinvesting cash flows from the sale and maturity of fixed maturity investments into lower-yielding fixed maturity investments, as well as an increased allocation to other invested assets that contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the three months ended June 30, 2013 and 2012 was 1.8% and 2.1%, respectively.

As of June 30, 2013, we held 9.9% of our total investments and cash equivalents in other invested assets compared to 6.0% as of June 30, 2012.

Investment management expenses of $3.8 million and $4.0 million were incurred during the three months ended June 30, 2013 and 2012, respectively. Investment expenses have decreased as we have renegotiated investment management agreements with our investment advisors, or changed advisors, to manage our expenses.

As of June 30, 2013, approximately 89.6% of our fixed income investments consisted of investment grade securities. As of June 30, 2013 and December 31, 2012, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s and Aa3 as rated by Moody’s.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended June 30,
	2013	2012
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$7.6	$52.8
Equity securities, trading	6.4	(14.8)
Other invested assets: hedge funds and private equity, trading	9.1	38.0

Total net realized gains on sale	23.1	76.0

Net realized and unrealized gains (losses) on derivatives	8.5	(5.9)

Mark-to-market gains (losses):
Fixed maturity investments, trading	(115.1)	(24.3)
Equity securities, trading	(34.3)	(0.2)
Other invested assets: hedge funds and private equity, trading	2.6	(37.0)

Total mark-to-market gains	(146.8)	(61.5)

Net realized investment (losses) gains	$(115.2)	$8.6

The total return of our investment portfolio was (0.9)% and 0.6% for the three months ended June 30, 2013 and 2012, respectively. The decrease in total return is primarily due to mark-to-market losses on our fixed maturity and equity securities and lower realized gains from the sale of investments. The mark-to-market losses on our fixed maturity securities were caused by higher interest rates combined with widening of credit spreads on our fixed income portfolio during the three months ended June 30, 2013 compared to the same period in 2012. The 10-year U.S. Treasury rate increased by 66 basis points during the current quarter, and the U.S. fixed income market, as measured by the Barclay’s Aggregate Bond Index, had a return of negative 2.3%; only the second time since the first quarter of 1994 that the index was down more than 2%. The rising interest rate environment also negatively impacted our dividend focused equity portfolio, which underperformed the S&P 500 for the quarter.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $34.8 million, or 14.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The loss and loss expense ratio decreased by 1.7 percentage points for the same period. The increase in net loss and loss expenses was due to growth in net premiums earned, partially offset by higher net favorable prior year reserve development in 2013.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 63.7% and 65.7% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 2.0 points was primarily due to fewer current year reported large losses in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

We classify catastrophe losses as those losses that result from a major singular event or series of similar events (such as tornadoes) which are assigned a catastrophe loss number by industry data services, where our consolidated losses are expected to be at least $10 million per loss event or series of similar events and where we believe it is important to our investors’ understanding of our operations.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE(1)	Amount	% of NPE(1)	Change	Points
			($ in millions)
Non-catastrophe	$323.6	63.7%	$282.3	65.7%	$41.3	(2.0	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	323.6	63.7	282.3	65.7	41.3	(2.0)
Prior period	(48.4)	(9.5)	(41.9)	(9.8)	(6.5)	0.3

Net losses and loss expenses	$275.2	54.2%	$240.4	55.9%	$34.8	(1.7	)Pts

(1)	“NPE” means net premiums earned.

We recorded net favorable reserve development related to prior years of $48.4 million during the three months ended June 30, 2013 compared to net favorable reserve development of $41.9 million for the three months ended June 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
U.S. insurance	$—	$(0.9)	$(1.4)	$0.4	$(6.1)	$(10.5)	$(0.3)	$(7.2)	$13.2	$9.9	$(2.9)
International insurance	6.4	(5.6)	2.9	(4.9)	(7.5)	(2.8)	(4.2)	(3.0)	(2.1)	(4.9)	(25.7)
Reinsurance	(0.3)	(1.3)	(1.0)	1.3	—	(3.9)	1.4	0.1	2.6	(18.7)	(19.8)

	$6.1	$(7.8)	$0.5	$(3.2)	$(13.6)	$(17.2)	$(3.1)	$(10.1)	$13.7	$(13.7)	$(48.4)

The unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit directors’ and officers’ (“D&O”) and healthcare products. The healthcare emergence was largely driven by one large claim and loss emergence in medical malpractice products due to higher than expected loss frequency. The emergence in the private/not for profit D&O is due to higher than expected loss frequency. In response to what we have seen in these lines, we continue to take rate action, as well as make changes to terms and conditions, resulting in flat premium and reduced exposures.

The additions to the 2011 and 2012 loss years noted above are consistent with our practice of addressing unfavorable loss emergence early in our casualty lines of business. We tend to recognize favorable loss emergence more slowly in our casualty lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

The favorable reserve development for the 2012 loss year for our reinsurance segment was due to lower than expected reported losses in our property reinsurance line of business.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended June 30, 2012.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.4)	$(1.5)	$(0.2)	$(3.9)	$(9.3)	$0.8	$(2.7)	$4.5	$6.5	$(6.2)
International insurance	6.2	(3.3)	(7.5)	(11.4)	(7.5)	(3.1)	(1.2)	—	(1.3)	(29.1)
Reinsurance	1.2	(1.7)	(0.3)	(4.8)	(5.3)	(0.7)	1.0	(5.8)	9.8	(6.6)

	$7.0	$(6.5)	$(8.0)	$(20.1)	$(22.1)	$(3.0)	$(2.9)	$(1.3)	$15.0	$(41.9)

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

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended June 30,		Dollar
	2013	2012	Change
		($ in millions)
Net losses paid	$262.9	$205.2	$57.7
Net change in reported case reserves	(18.2)	14.0	(32.2)
Net change in IBNR	30.5	21.2	9.3

Net losses and loss expenses	$275.2	$240.4	$34.8

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2013	2012
	($ in millions)
Net reserves for losses and loss expenses, April 1	$4,509.7	$4,274.6
Incurred related to:
Current period non-catastrophe	323.6	282.3
Prior period	(48.4)	(41.9)

Total incurred	275.2	240.4

Paid related to:
Current period non-catastrophe	21.0	18.2
Prior period	241.9	187.0

Total paid	262.9	205.2
Foreign exchange revaluation	(4.7)	(5.9)

Net reserve for losses and loss expenses, June 30	4,517.3	4,303.9
Losses and loss expenses recoverable	1,179.6	1,073.6

Reserve for losses and loss expenses, June 30	$5,696.9	$5,377.5

Acquisition Costs

Acquisition costs increased by $13.0 million, or 25.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in acquisition costs was consistent with the growth in premiums. Acquisition costs as a percentage of net premiums earned were 12.7% for the three months ended June 30, 2013 compared to 12.0% for the same period in 2012. The increase was due to a higher acquisition cost ratio for our U.S. insurance segment as a result of a $2.5 million increase in estimated profit commissions related to program business which increased the acquisition cost ratio by 0.5 percentage points.

General and Administrative Expenses

General and administrative expenses increased by $6.7 million, or 9.1%, for the three months ended June 30, 2013 compared to the same period in 2012. Our general and administrative expense ratio was 15.9% and 17.2% for the three months ended June 30, 2013 and 2012, respectively. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 17% to support our continued growth. This was partially offset by lower stock-based compensation expense. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each award at the period ending share price. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price decreased 1% for the three months ended June 30, 2013, compared to the 16% increase for the same period in 2012.

Amortization of Intangible Assets

The amortization of intangible assets was unchanged for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Interest Expense

Interest expense increased by $0.2 million, or 1.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net (Loss) Income

Net loss for the three months ended June 30, 2013 was $1.9 million compared to net income of $96.4 million for the three months ended June 30, 2012. The $98.3 million decrease was primarily the result of the $123.8 million decrease in realized investment gains for the three months ended June 30, 2013 compared to the same period in 2012. This was partially offset by an increase in underwriting income of $23.1 million.

Comparison of Six Months Ended June 30, 2013 and 2012

Premiums

Gross premiums written increased by $274.5 million, or 20.7%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The overall increase in gross premiums written was primarily the result of the following:

•

U.S. insurance: Gross premiums written increased by $93.1 million, or 19.8%. The increase in gross premiums written was primarily due to new business across existing lines that added $193.8 million, combined with premium rate increases in all lines of business. Growth from new lines of business introduced in 2013, such as primary construction and surety, contributed a further $8.2 million for the period. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

International insurance: Gross premiums written increased by $23.9 million, or 8.0%, primarily as a result of increased premiums from new initiatives, such as trade credit, retail property and small- to medium-sized enterprise (“SME”) insurance products, combined growth in existing lines of business and premium rate increases in select lines of business. This growth was partially offset by non-recurring business, the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•

Reinsurance: Gross premiums written increased by $157.5 million, or 28.1%. The increase in gross premiums written was primarily due to new business, both from new products and new regions, as well as increased participations on renewing business combined with premium rate increases. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
United States	$918.6	$738.5	$180.1	24.4%
Bermuda	439.7	375.4	64.3	17.1%
Europe	146.8	135.4	11.4	8.4%
Singapore	87.0	69.3	17.7	25.5%
Hong Kong	10.2	9.2	1.0	10.9%

	$1,602.3	$1,327.8	$274.5	20.7%

Net premiums written increased by $192.6 million, or 17.8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.3% of gross premiums written for the six months ended June 30, 2013 compared to 18.4% for the same period in 2012. The increase was primarily due to our purchase of a new collateralized retrocessional catastrophe cover in our reinsurance segment and a new property catastrophe coverage for U.S. insurance and international insurance segments. Both of these reinsurance coverages increased the ceded percentage by 2.0 percentage points.

Net premiums earned increased by $138.9 million, or 16.7%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of higher net premiums written in 2012 and 2013.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
U.S. insurance	35.2%	35.4%	39.8%	38.1%
International insurance	20.0%	22.4%	17.6%	19.5%
Reinsurance	44.8%	42.2%	42.6%	42.4%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $18.7 million, or 20.8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was due to lower yields on our fixed maturity investments caused by reinvesting cash flows from the sale and maturity of fixed maturity securities into lower-yielding fixed maturity securities, as well as an increased allocation to other invested assets, which contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the six months ended June 30, 2013 and 2012 was 1.7% and 2.2%, respectively.

Investment management expenses of $8.1 million and $8.3 million were incurred during the six months ended June 30, 2013 and 2012, respectively. Investment expenses have decreased as we have renegotiated investment management agreements with our investment advisors, or changed advisors, to manage our expenses.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Six Months Ended June 30,
	2013	2012
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$29.5	$64.5
Equity securities, trading	16.2	(1.0)
Other invested assets: hedge funds and private equity, trading	14.7	(8.2)

Total net realized gains on sale	60.4	55.3

Net realized and unrealized gains on derivatives	7.6	0.8

Mark-to-market gains (losses):
Fixed maturity investments, trading	(131.6)	44.2
Equity securities, trading	(1.4)	19.6
Other invested assets: hedge funds and private equity, trading	29.4	22.3

Total mark-to-market gains	(103.6)	86.1

Net realized investment (losses) gains	$(35.6)	$142.2

The total return of our investment portfolio was 0.4% and 2.6% for the six months ended June 30, 2013 and 2012, respectively. The decrease in total return is primarily due to mark-to-market losses on our fixed maturity investments and equity securities, partially offset by higher realized gains on the sale of investments. The mark-to-market losses on our fixed maturity investments were caused by higher interest rates combined with widening credit spreads on our fixed income portfolio. During the period, the yield on the 10-year U.S. treasury increased by 66 basis points, which contributed to the higher interest rates. The rising interest rate environment also negatively impacted our dividend focused equity portfolio, which underperformed the S&P 500 for the period.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $64.7 million, or 13.9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The loss and loss expense ratio decreased by 1.4 percentage points for the same period. The increase in net loss and loss expenses was due to the growth in net premiums earned, partially offset by higher net favorable prior year reserve development.

Excluding the prior year reserve development the loss and loss expense ratios would have been 64.1% and 65.8% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 1.7 points was primarily due to fewer reported current year large losses in the six months ended June 30, 2013 compared to the same period in 2012.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$622.8	64.1%	$547.0	65.8%	$75.8	(1.7	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	622.8	64.1	547.0	65.8	75.8	(1.7)
Prior period	(92.5)	(9.5)	(81.4)	(9.8)	(11.1)	0.3

Net losses and loss expenses	$530.3	54.6%	$465.6	56.0%	$64.7	(1.4	)Pts

We recorded net favorable reserve development related to prior years of $92.5 million during the six months ended June 30, 2013 compared to net favorable reserve development of $81.4 million for the six months ended June 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
U.S. insurance	$(0.1)	$(2.1)	$(3.5)	$(1.1)	$(13.0)	$(14.2)	$(3.0)	$(7.3)	$17.7	$34.2	$7.6
International insurance	5.9	(2.9)	(4.3)	(10.9)	(10.3)	(9.9)	(0.6)	(5.5)	(9.7)	(7.2)	(55.4)
Reinsurance	0.2	(1.4)	(3.1)	1.1	(2.2)	(6.9)	0.4	(2.1)	(2.9)	(27.8)	(44.7)

	$6.0	$(6.4)	$(10.9)	$(10.9)	$(25.5)	$(31.0)	$(3.2)	$(14.9)	$5.1	$(0.8)	$(92.5)

The unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare and E&O products. The healthcare emergence was largely driven by three large claims, each in excess of $3 million. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency. In response to what we have seen in these lines, we continue to take rate action, as well as make changes to terms and conditions, resulting in flat premium and reduced exposures.

The additions to the 2011 and 2012 loss years noted above are consistent with our practice of addressing unfavorable loss emergence early in our casualty lines of business. We tend to recognize favorable loss emergence more slowly in our casualty lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

The favorable reserve development for the 2012 loss year for our reinsurance segment was due to lower than expected reported losses in our property reinsurance line of business.

The following table shows the net favorable reserve development by loss year for each of our segments for the six months ended June 30, 2012.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2012
	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.1)	$(1.2)	$(3.8)	$(10.4)	$(18.4)	$1.1	$(5.3)	$9.3	$15.4	$(13.4)
International insurance	3.3	(5.8)	(10.5)	(28.3)	(17.4)	(5.4)	(1.8)	(6.6)	23.1	(49.4)
Reinsurance	0.8	(0.8)	(7.6)	(7.0)	(11.5)	(1.6)	1.9	(1.3)	8.5	(18.6)

	$4.0	$(7.8)	$(21.9)	$(45.7)	$(47.3)	$(5.9)	$(5.2)	$1.4	$47.0	$(81.4)

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

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Six Months Ended June 30,		Dollar
	2013	2012	Change
		($ in millions)
Net losses paid	$507.5	$382.3	$125.2
Net change in reported case reserves	(9.2)	47.0	(56.2)
Net change in IBNR	32.0	36.3	(4.3)

Net losses and loss expenses	$530.3	$465.6	$64.7

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables

	Six Months Ended June 30,
	2013	2012
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,504.4	$4,222.2
Incurred related to:
Current period non-catastrophe	622.8	547.0
Prior period	(92.5)	(81.4)

Total incurred	530.3	465.6

Paid related to:
Current period non-catastrophe	24.4	19.8
Prior period	483.0	362.5

Total paid	507.4	382.3
Foreign exchange revaluation	(9.9)	(1.6)

Net reserve for losses and loss expenses, June 30	4,517.4	4,303.9
Losses and loss expenses recoverable	1,179.6	1,073.6

Reserve for losses and loss expenses, June 30	$5,697.0	$5,377.5

Acquisition Costs

Acquisition costs increased by $22.6 million, or 22.9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in acquisition costs was consistent with the growth in premiums. Acquisition costs as a percentage of net premiums earned were 12.5% for the six months ended June 30, 2013 compared to 11.9% for the same period in 2012. The increase was due to a $5.0 million increase in estimated profit commissions related to our U.S. insurance and reinsurance segments which increased the acquisition cost ratio by 0.5 percentage points.

General and Administrative Expenses

General and administrative expenses increased by $19.0 million, or 13.2%, for the six months ended June 30, 2013 compared to the same period in June 30, 2012. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 17% during the six months ended June 30, 2013 compared to the same period in 2012.

Our general and administrative expense ratio was 16.8% for the six months ended June 30, 2013 compared to 17.3% for the six months ended June 30, 2012. The decrease was due to the growth in net premiums earned being greater than the increase in expenses.

Amortization of Intangible Assets

The amortization of intangible assets was unchanged for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Interest Expense

Interest expense increased by $0.6 million, or 2.2%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net Income

Net income for the six months ended June 30, 2013 was $157.1 million compared to $314.5 million for the six months ended June 30, 2012. The $157.4 million decrease was primarily the result of the $177.8 million decrease in realized investment gains for the six months ended June 30, 2013 compared to the same period in 2012, partially offset by the $32.6 million increase in underwriting income.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Revenues
Gross premiums written	$307.3	$266.0	$563.3	$470.2
Net premiums written	221.4	196.7	413.7	350.5
Net premiums earned	197.5	162.8	385.9	316.1
Expenses
Net losses and loss expenses	$124.4	$103.1	$257.7	$200.8
Acquisition costs	27.3	21.3	50.4	41.2
General and administrative expenses	38.3	34.7	77.9	65.8
Underwriting income (loss)	7.5	3.7	(0.1)	8.3
Ratios
Loss and loss expense ratio	63.0%	63.3%	66.8%	63.5%
Acquisition cost ratio	13.8%	13.1%	13.1%	13.0%
General and administrative expense ratio	19.4%	21.3%	20.2%	20.8%

Expense ratio	33.2%	34.4%	33.3%	33.8%

Combined ratio	96.2%	97.7%	100.1%	97.3%

Comparison of Three Months Ended June 30, 2013 and 2012

Premiums. Gross premiums written increased by $41.3 million, or 15.5%, for the three months ended June 30, 2013 compared to the same period in 2012. The increase in gross premiums written was primarily due to new business across existing lines that added $102.0 million during the quarter combined with premium rate increases in all lines of business. The increase in new business for the quarter was primarily driven by our general casualty, programs, where we added four new programs, and inland marine lines of business. Our new lines of business, primary construction and surety, contributed a further $4.2 million in new business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
General casualty	$97.4	$78.3	$19.1	24.4%
Professional liability	64.4	66.7	(2.3)	(3.4%)
Healthcare	46.5	46.3	0.2	0.4%
General property	35.6	37.1	(1.5)	(4.0%)
Programs	33.7	25.6	8.1	31.6%
Other*	29.7	12.0	17.7	147.5%

	$307.3	$266.0	$41.3	15.5%

*	Includes our inland marine, environmental, primary construction, mergers and acquisitions and surety lines of business

Net premiums written increased by $24.7 million, or 12.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 28.0% of gross premiums written for the three months ended June 30, 2013 compared to 26.1% for the same period in 2012. The increase was primarily due to the purchase of new reinsurance in our program line of business, and a new property catastrophe coverage.

Net premiums earned increased by $34.7 million, or 21.3%, for the three months ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to the growth of our U.S. insurance operations during 2012 and 2013.

Net losses and loss expenses. Net losses and loss expenses increased by $21.3 million, or 20.7%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The loss and loss expense ratio decreased by 0.3 percentage points for the same period. The increase in net losses and loss expenses was mostly due to growth in the U.S. insurance segment, combined with lower favorable prior year reserve development in the current period compared to prior year.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 64.5% and 67.1% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 2.6 points was due to the absence of any reported large losses in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, which had a large property loss of $6.5 million.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$127.3	64.5%	$109.3	67.1%	$18.0	(2.6	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	127.3	64.5	109.3	67.1	18.0	(2.6)
Prior period	(2.9)	(1.5)	(6.2)	(3.8)	3.3	2.3

Net losses and loss expenses	$124.4	63.0%	$103.1	63.3%	$21.3	(0.3	)Pts

Overall, our U.S. insurance segment recorded net favorable reserve development of $2.9 million during the three months ended June 30, 2013 compared to net favorable reserve development of $6.2 million for the three months ended June 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$—	$(0.3)	$(0.2)	$—	$(1.2)	$(1.4)	$0.3	$—	$0.8	$0.5	$(1.5)
Programs	—	—	—	(1.4)	(1.7)	0.1	(0.1)	(1.8)	(0.2)	1.4	(3.7)
General property	—	0.1	—	0.3	(0.2)	(1.3)	0.1	(2.5)	1.6	—	(1.9)
Healthcare	—	(0.7)	(0.7)	(1.7)	(1.5)	(3.6)	(1.3)	(1.0)	10.1	2.2	1.8
Professional liability	—	—	(0.5)	3.2	(1.5)	(4.3)	0.7	(1.8)	1.3	5.0	2.1
Other	—	—	—	—	—	—	—	(0.1)	(0.4)	0.8	0.3

	$—	$(0.9)	$(1.4)	$0.4	$(6.1)	$(10.5)	$(0.3)	$(7.2)	$13.2	$9.9	$(2.9)

The unfavorable reserve development for the 2011 and 2012 loss years was due to higher than expected loss emergence, primarily in our private/not for profit D&O and healthcare products. The healthcare emergence was largely driven by one large claim and loss emergence in medical malpractice products. The emergence in the private/not for profit D&O is due to higher than expected loss frequency. In response to what we have seen in these lines, we continue to take rate action, as well as make changes to terms and conditions, resulting in flat premium and reduced exposures.

The additions to the 2011 and 2012 loss years noted above are consistent with our practice of addressing unfavorable loss emergence early in our casualty lines of business. We tend to recognize favorable loss emergence more slowly in our casualty lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(0.2)	$(0.3)	$(0.3)	$(3.7)	$(0.1)	$(1.2)	$(0.4)	$(0.1)	$—	$(6.3)
Programs	—	—	—	(0.1)	(0.1)	—	(0.1)	3.8	2.6	6.1
General property	—	0.4	(0.1)	—	—	0.3	—	(0.1)	—	0.5
Healthcare	(0.2)	(1.6)	0.4	(0.3)	(0.8)	1.1	(1.2)	0.1	0.5	(2.0)
Professional liability	—	—	(0.2)	0.2	(8.3)	0.6	(1.0)	0.8	4.1	(3.8)
Other	—	—	—	—	—	—	—	—	(0.7)	(0.7)

	$(0.4)	$(1.5)	$(0.2)	$(3.9)	$(9.3)	$0.8	$(2.7)	$4.5	$6.5	$(6.2)

The unfavorable reserve development for the 2010 and 2011 loss years was due to adverse development on a program that commenced writing in 2008 and was terminated during 2011, and certain errors and omissions products.

Acquisition costs. Acquisition costs increased by $6.0 million, or 28.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was driven by the growth in premiums, as well as $2.5 million estimated profit commission for one of our programs due to positive underwriting results. The acquisition cost ratio was 13.8% and 13.1% for the three months ended June 30, 2013 and 2012, respectively. The increase in the acquisition cost ratio was primarily due to the estimated profit commission.

General and administrative expenses. General and administrative expenses increased by $3.6 million, or 10.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was due to the continued growth of the U.S. insurance operations as we continue to increase our headcount. The general and administrative ratio decreased to 19.4% for the three months ended June 30, 2013 from 21.3% for the same period in 2012, reflecting the higher growth in net premiums earned relative to expenses in 2013.

Comparison of Six Months Ended June 30, 2013 and 2012

Premiums. Gross premiums written increased by $93.1 million, or 19.8%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase in gross premiums written was primarily due to new business across existing lines that added $193.8 million during the six months ended June 30, 2013, combined with premium rate increases in all lines of business. Growth from new products introduced in 2013, such as primary construction and surety, contributed a further $8.2 million for the period. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
General casualty	$164.3	$126.7	$37.6	29.7%
Professional liability	127.5	125.9	1.6	1.3%
Healthcare	100.0	93.3	6.7	7.2%
Programs	66.6	48.9	17.7	36.2%
General property	55.3	55.6	(0.3)	(0.5%)
Other*	49.6	19.8	29.8	150.5%

	$563.3	$470.2	$93.1	19.8%

*	Includes our inland marine, environmental, primary construction, mergers and acquisitions and surety lines of business

Net premiums written increased by $63.2 million, or 18.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 26.6% of gross premiums written for the six months ended June 30, 2013 compared to 25.5% for the same period in 2012. The increase in the ceded written percentage is primarily due to the purchase of new reinsurance in our program line of business, and a new property catastrophe coverage.

Net premiums earned increased by $69.8 million, or 22.1%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to the growth of our U.S. insurance operations during 2013 and 2012.

Net losses and loss expenses. Net losses and loss expenses increased by $56.9 million, or 28.3%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The loss and loss expense ratio increased by 3.3 percentage points for the same period. The increase in net losses and loss expenses was primarily due to growth in the U.S. insurance segment and unfavorable prior year reserve development in 2013 compared to favorable prior year reserve development in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 64.8% and 67.7% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 2.9 points was primarily due to fewer reported current year large losses in the six months ended June 30, 2013 compared to the same period in 2012.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$250.1	64.8%	$214.2	67.7%	$35.9	(2.9	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	250.1	64.8	214.2	67.7	35.9	(2.9)
Prior period	7.6	2.0	(13.4)	(4.2)	21.0	6.2

Net losses and loss expenses	$257.7	66.8%	$200.8	63.5%	$56.9	3.3	Pts

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $7.6 million during the six months ended June 30, 2013 compared to net favorable reserve development of $13.4 million for the six months ended June 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2013
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$—	$(0.7)	$(0.5)	$—	$(4.5)	$(3.1)	$0.1	$—	$2.0	$0.5	$(6.2)
Programs	—	—	—	(1.4)	(3.3)	0.2	(0.7)	(2.7)	(0.6)	2.8	(5.7)
General property	—	0.1	—	0.3	(0.2)	(1.3)	(1.3)	(0.2)	1.5	2.0	0.9
Healthcare	(0.1)	(1.0)	(1.6)	(2.7)	(2.3)	(6.2)	(1.2)	(1.6)	13.1	9.0	5.4
Professional liability	—	(0.5)	(1.4)	2.7	(2.7)	(3.8)	0.1	(2.7)	2.1	18.3	12.1
Other	—	—	—	—	—	—	—	(0.1)	(0.4)	1.6	1.1

	$(0.1)	$(2.1)	$(3.5)	$(1.1)	$(13.0)	$(14.2)	$(3.0)	$(7.3)	$17.7	$34.2	$7.6

The unfavorable reserve development for the 2011 and 2012 loss years was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare D&O and E&O products. The healthcare D&O emergence was largely driven by three large claims, each in excess of $3 million. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency. In response to what we have seen in these lines, we continue to take rate action, as well as make changes to terms and conditions, resulting in flat premium and reduced exposures.

The additions to the 2011 and 2012 loss years noted above are consistent with our practice of addressing unfavorable loss emergence early in our casualty lines of business. We tend to recognize favorable loss emergence more slowly in our casualty lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(0.4)	$0.9	$(0.6)	$(8.1)	$(0.1)	$(1.0)	$(0.4)	$(0.1)	$—	$(9.8)
Programs	—	—	—	(0.1)	(0.2)	(0.6)	—	7.3	3.8	10.2
General property	—	0.7	(0.3)	—	(0.2)	1.7	(0.4)	(0.5)	1.1	2.1
Healthcare	0.3	(2.7)	(2.6)	(2.3)	(2.8)	1.1	(1.7)	3.5	0.5	(6.7)
Professional liability	—	(0.1)	(0.3)	0.1	(15.1)	(0.1)	(2.8)	(0.9)	10.2	(9.0)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)

	$(0.1)	$(1.2)	$(3.8)	$(10.4)	$(18.4)	$1.1	$(5.3)	$9.3	$15.4	$(13.4)

The unfavorable reserve development for the 2010 and 2011 loss years was primarily due to adverse development on a program that commenced writing in 2008 and was terminated during 2011, and certain errors and omissions products.

Acquisition costs. Acquisition costs increased by $9.2 million, or 22.3%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was consistent with the growth in premiums. The acquisition cost ratio increased slightly to 13.1% for the six months ended June 30, 2013 from 13.0% for the same period in 2012.

General and administrative expenses. General and administrative expenses increased by $12.1 million, or 18.4%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to the continued growth of our U.S. insurance operations. The general and administrative expense ratio decreased slightly to 20.2% for the six months ended June 30, 2013 from 20.8% in the same period in 2012 as a result of our increased net premiums earned.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Revenues
Gross premiums written	$192.6	$183.6	$321.1	$297.2
Net premiums written	106.4	111.3	184.1	184.0
Net premiums earned	87.0	82.6	171.2	162.5
Expenses
Net losses and loss expenses	$31.0	$22.2	$59.9	$60.3
Acquisition costs	(0.4)	(0.6)	(1.2)	(1.1)
General and administrative expenses	24.1	21.7	48.9	44.0
Underwriting income	32.3	39.3	63.6	59.3
Ratios
Loss and loss expense ratio	35.6%	26.9%	35.0%	37.1%
Acquisition cost ratio	(0.4%)	(0.7%)	(0.7%)	(0.7%)
General and administrative expense ratio	27.7%	26.2%	28.6%	27.1%

Expense ratio	27.3%	25.5%	27.9%	26.4%

Combined ratio	62.9%	52.4%	62.9%	63.5%

Comparison of Three Months Ended June 30, 2013 and 2012

Premiums. Gross premiums written increased by $9.0 million, or 4.9%, for the three months ended June 30, 2013 compared to the same period in 2012. The increase was driven by the continued build out of our Lloyd’s platform, new product initiatives and new business across all business units. Bermuda general property added $4.4 million with increased participations on renewing business combined with new business writings and rate increases. This was partially offset by the reduction in European general property as a result of increased competition. Professional liability added $4.5 million, driven by the expansion of new initiatives, such as our Bermuda employment practices liability and SME insurance products. However, this growth was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
General property	$65.2	$61.2	$4.0	6.5%
Professional liability	57.3	52.8	4.5	8.5%
General casualty	44.3	43.2	1.1	2.5%
Healthcare	21.2	20.3	0.9	4.4%
Other*	4.6	6.1	(1.5)	(24.6%)

	$192.6	$183.6	$9.0	4.9%

*	Includes our trade credit line of business

Net premiums written decreased by $4.9 million, or 4.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to the increase in premiums ceded. We ceded to reinsurers 44.8% of gross premiums written for the three months ended June 30, 2013 compared to 39.4% for the three months ended June 30, 2012. The increase was due to higher quota share cessions on our 2013 renewals for general casualty, property and trade credit lines of business.

Net premiums earned increased by $4.4 million, or 5.3%, primarily due to higher net premiums written in the latter half of 2012 and the six months ended June 30, 2013.

Net losses and loss expenses. Net losses and loss expenses increased by $8.8 million, or 39.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The loss and loss expense ratio increased by 8.7 percentage points for the same period. The increase in net losses and loss expenses was primarily due to lower net favorable prior year reserve development in 2013 compared to the same period in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 65.1% and 62.1% for the three months ended June 30, 2013 and 2012, respectively. The increase was due to $5.4 million of large reported property losses in 2013 compared to $1.3 million in 2012 that increased the loss and loss expense ratio by approximately 4.7 percentage points.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$56.7	65.1%	$51.3	62.1%	$5.4	3.0	Pts
Property catastrophe	—	—	—	—	—	—

Current period	56.7	65.1	51.3	62.1	5.4	3.0
Prior period	(25.7)	(29.5)	(29.1)	(35.2)	3.4	5.7

Net losses and loss expenses	$31.0	35.6%	$22.2	26.9%	$8.8	8.7	Pts

Overall, our international insurance segment recorded net favorable reserve development of $25.7 million during the three months ended June 30, 2013 compared to net favorable reserve development of $29.1 million for the three months ended June 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$6.6	$(0.7)	$(1.4)	$(3.3)	$(2.4)	$(2.0)	$1.7	$—	$(0.2)	$—	$(1.7)
General property	—	—	(0.1)	0.2	0.8	(0.4)	(3.7)	(2.7)	(1.6)	(4.9)	(12.4)
Professional liability	(0.2)	(4.7)	4.5	(1.4)	(5.5)	—	(6.1)	(0.1)	(0.1)	—	(13.6)
Healthcare	—	(0.2)	(0.1)	(0.4)	(0.4)	(0.4)	3.9	(0.2)	(0.2)	—	2.0

	$6.4	$(5.6)	$2.9	$(4.9)	$(7.5)	$(2.8)	$(4.2)	$(3.0)	$(2.1)	$(4.9)	$(25.7)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$6.5	$(1.9)	$(3.1)	$(2.5)	$(6.1)	$(3.1)	$—	$—	$—	$(10.2)
General property	—	0.1	(2.5)	(0.2)	0.2	(2.1)	(1.2)	—	(1.3)	(7.0)
Professional liability	(0.1)	(1.2)	(1.4)	(8.3)	(1.1)	4.7	—	—	—	(7.4)
Healthcare	(0.2)	(0.3)	(0.5)	(0.4)	(0.5)	(2.6)	—	—	—	(4.5)

	$6.2	$(3.3)	$(7.5)	$(11.4)	$(7.5)	$(3.1)	$(1.2)	$—	$(1.3)	$(29.1)

Acquisition costs. Acquisition costs increased by $0.2 million, or 33.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written. The acquisition cost ratio was negative 0.4% for the three months ended June 30, 2013 compared to negative 0.7% for the three months ended June 30, 2012.

General and administrative expenses. General and administrative expenses increased by $2.4 million, or 11.1%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in general and administrative expenses was primarily due to higher compensation costs as we increased headcount. The general and administrative expense ratio was 27.7% and 26.2% for the three months ended June 30, 2013 and 2012, respectively. The increase in the general and administrative expense ratio was due to the higher expenses that outpaced the growth in net premiums earned.

Comparison of Six Months Ended June 30, 2013 and 2012

Premiums. Gross premiums written increased by $23.9 million, or 8.0%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase was driven by the continued expansion of new initiatives such as trade credit, and SME insurance products, which increased $2.5 million. Healthcare and professional liability added $7.4 million and $6.6 million, respectively, with increased participations on renewing business, as well as new business and rate increases. However, this increase was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions), and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
General property	$103.9	$98.0	$5.9	6.0%
Professional liability	90.4	83.8	6.6	7.9%
General casualty	68.3	64.9	3.4	5.2%
Healthcare	47.7	40.3	7.4	18.4%
Other*	10.8	10.2	0.6	5.9%

	$321.1	$297.2	$23.9	8.0%

*	Includes our trade credit line of business

Net premiums written increased by $0.1 million, or 0.1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We ceded to reinsurers 42.7% of gross premiums written for the six months ended June 30, 2013 compared to 38.1% for the six months ended June 30, 2012. The increase was due to the higher quota share cessions on our 2013 renewals for general casualty, general property and trade credit lines of business.

Net premiums earned increased by $8.7 million, or 5.4%, primarily due to higher net premiums written in the latter half of 2012 and for the six months ended June 30, 2013.

Net losses and loss expenses. Net losses and loss expenses decreased by $0.4 million, or 0.7%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The loss and loss expense ratio decreased by 2.1 percentage points for the same period driven by higher net favorable prior year reserve development.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 67.4% and 67.5% for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$115.3	67.4%	$109.7	67.5%	$5.6	(0.1	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	115.3	67.4	109.7	67.5	5.6	(0.1)
Prior period	(55.4)	(32.4)	(49.4)	(30.4)	(6.0)	(2.0)

Net losses and loss expenses	$59.9	35.0%	$60.3	37.1%	$(0.4)	(2.1	)Pts

Overall, our international insurance segment recorded net favorable reserve development of $55.4 million during the six months ended June 30, 2013 compared to net favorable reserve development of $49.4 million for the six months ended June 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General property	$—	$—	$(0.1)	$(0.2)	$1.1	$(1.0)	$(3.5)	$(4.0)	$(9.5)	$(8.1)	$(25.3)
General casualty	6.3	2.4	(7.0)	(6.7)	(8.7)	(4.7)	(1.2)	(0.2)	—	0.9	(18.9)
Professional liability	(0.3)	(5.0)	3.3	(2.9)	(10.9)	0.3	(6.5)	(0.4)	(0.1)	—	(22.5)
Healthcare	(0.1)	(0.3)	(0.5)	(1.1)	8.2	(4.5)	10.6	(0.9)	(0.1)	—	11.3

	$5.9	$(2.9)	$(4.3)	$(10.9)	$(10.3)	$(9.9)	$(0.6)	$(5.5)	$(9.7)	$(7.2)	$(55.4)

The net favorable reserve development for loss years 2004 to 2012 is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our healthcare line in the 2007 and 2009 loss years was due to adverse development on individual claims.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$4.2	$(3.1)	$(4.8)	$(11.4)	$(7.2)	$(7.6)	$—	$—	$20.0	$(9.9)
General property	—	0.2	(1.5)	(1.0)	1.1	(2.2)	(1.8)	(6.6)	3.1	(8.7)
Professional liability	(0.2)	(2.3)	(3.1)	(15.1)	(7.2)	7.0	—	—	—	(20.9)
Healthcare	(0.7)	(0.6)	(1.1)	(0.8)	(4.1)	(2.6)	—	—	—	(9.9)

	$3.3	$(5.8)	$(10.5)	$(28.3)	$(17.4)	$(5.4)	$(1.8)	$(6.6)	$23.1	$(49.4)

The net favorable reserve development for loss years 2004 to 2010 is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our general casualty line for loss year 2011 was due to adverse development on an individual claim, that was estimated to reach our full limit of $20.0 million, net of reinsurance.

Acquisition costs. Acquisition costs decreased by $0.1 million, or 9.1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The acquisition cost ratio was negative 0.7% for the six months ended June 30, 2013 and negative 0.7% for the six months ended June 30, 2012.

General and administrative expenses. General and administrative expenses increased by $4.9 million, or 11.1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally. The general and administrative expense ratios for the six months ended June 30, 2013 and 2012 were 28.6% and 27.1%, respectively. The increase was due to the growth in expenses outpacing growth in earned premiums.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Revenues
Gross premiums written	$265.3	$197.3	$717.9	$560.4
Net premiums written	253.4	186.7	678.5	549.2
Net premiums earned	222.8	184.3	413.4	353.0
Expenses
Net losses and loss expenses	$119.8	$115.1	$212.7	$204.5
Acquisition costs	37.7	30.9	72.1	58.6
General and administrative expenses	18.2	17.5	36.5	34.5
Underwriting income	47.1	20.8	92.1	55.4
Ratios
Loss and loss expense ratio	53.8%	62.4%	51.5%	57.9%
Acquisition cost ratio	16.9%	16.8%	17.4%	16.6%
General and administrative expense ratio	8.1%	9.5%	8.8%	9.8%

Expense ratio	25.0%	26.3%	26.2%	26.4%

Combined ratio	78.8%	88.7%	77.7%	84.3%

Comparison of Three Months Ended June 30, 2013 and 2012

Premiums. Gross premiums written increased by $68.0 million, or 34.5%, for the three months ended June 30, 2013 compared to the same period in 2012. The increase was driven by new business, combined with increased participations on renewing business and rate increases. Property reinsurance gross premiums written increased by $30.7 million as North American property reinsurance grew by $23.0 million. International property reinsurance gross premiums written contributed a further $7.7 million. Casualty gross premiums written increased by $23.9 million due to a combination of increased exposures, rates and new business. Within our specialty unit, crop reinsurance gross premiums written increased by $10.1 million and marine reinsurance contributed a further $3.2 million. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
	($ in millions)
United States	$132.9	$83.6	$49.3	59.0%
Bermuda	74.7	59.6	15.1	25.3%
Europe	11.0	15.4	(4.4)	(28.6%)
Singapore	46.7	38.7	8.0	20.7%

	$265.3	$197.3	$68.0	34.5%

The decline in Europe was due to the transfer of business from Europe to the United States as we established our Lloyd’s coverholder in Miami.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
Property	$152.4	$121.7	$30.7	25.2%
Casualty	76.7	52.8	23.9	45.3%
Specialty	36.2	22.8	13.4	58.8%

	$265.3	$197.3	$68.0	34.5%

Net premiums written increased by $66.7 million, or 35.7%, consistent with the increase in gross premiums written.

Net premiums earned increased by $38.5 million, or 20.9%, as a result of the increase in net premiums written during the year ended December 31, 2012 and the six months ended June 30, 2013. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a risks attaching reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a risks attaching reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums, crop reinsurance premiums and premiums for other treaties written on a losses occurring basis generally earn ratably over the term of the reinsurance contract.

Net losses and loss expenses. Net losses and loss expenses increased by $4.7 million, or 4.1%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The loss and loss expense ratio decreased by 8.6 percentage points for the same period. The increase in net losses and loss expenses was due to growth in business written, partially offset by higher prior year net favorable reserve development for the three months ended June 30, 2013 compared to the same period in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 62.7% and 66.0% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 3.3 points was primarily due to fewer reported current year large losses in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$139.6	62.7%	$121.7	66.0%	$17.9	(3.3	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	139.6	62.7	121.7	66.0	17.9	(3.3)
Prior period	(19.8)	(8.9)	(6.6)	(3.6)	(13.2)	(5.3)

Net losses and loss expenses	$119.8	53.8%	$115.1	62.4%	$4.7	(8.6	)Pts

Overall, our reinsurance segment recorded net favorable reserve development of $19.8 million during the three months ended June 30, 2013 compared to net favorable reserve development of $6.6 million for the three months ended June 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
Property	$—	$0.1	$(0.5)	$0.1	$—	$(0.1)	$—	$(0.6)	$(1.5)	$(22.6)	$(25.1)
Casualty	(0.3)	(1.1)	(0.1)	0.8	—	(1.1)	(0.1)	0.7	3.3	5.3	7.4
Specialty	—	(0.3)	(0.4)	0.4	—	(2.7)	1.5	—	0.8	(1.4)	(2.1)

	$(0.3)	$(1.3)	$(1.0)	$1.3	$—	$(3.9)	$1.4	$0.1	$2.6	$(18.7)	$(19.8)

The favorable reserve development for the 2012 loss year for our reinsurance segment was largely due to lower than expected reported losses in our property line of business. Our casualty reinsurance line of business experienced higher than expected loss emergence that caused the unfavorable loss reserve development in the 2011 and 2012 loss years.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2012
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Property	$—	$(0.1)	$—	$(0.1)	$(0.1)	$—	$1.1	$(5.9)	$5.4	$0.3
Casualty	1.4	(0.5)	1.1	(3.4)	(3.6)	(0.6)	(0.1)	(0.1)	4.7	(1.1)
Specialty	(0.2)	(1.1)	(1.4)	(1.3)	(1.6)	(0.1)	—	0.2	(0.3)	(5.8)

	$1.2	$(1.7)	$(0.3)	$(4.8)	$(5.3)	$(0.7)	$1.0	$(5.8)	$9.8	$(6.6)

Acquisition costs. Acquisition costs increased by $6.8 million, or 22.0%, for the three months ended June 30, 2013 compared to the three months ended 2012, consistent with the increase in premiums. The acquisition cost ratio was 16.9% for the three months ended June 30, 2013 compared to 16.8% for the three months ended June 30, 2012.

General and administrative expenses. General and administrative expenses increased by $0.7 million, or 4.0%, for the three months ended June 30, 2013 compared to the same period in 2012. The general and administrative expense ratios for the three months ended June 30, 2013 and 2012 were 8.1% and 9.5%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2013.

Comparison of Six Months Ended June 30, 2013 and 2012

Premiums. Gross premiums written increased by $157.5 million, or 28.1%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase in gross premiums written was primarily due to new business, from both new products and new regions, as well as increased participations on renewing business combined with premium rate increases. Property reinsurance gross premiums written increased by $88.7 million as North American property reinsurance grew by $66.6 million as we increased our participation on a large property catastrophe account. International property reinsurance gross premiums written contributed a further $22.1 million. Within our specialty unit, crop reinsurance gross premiums written increased by $29.3 million due to new business, increased participations and rate increases following the U.S. drought conditions in 2012 and marine reinsurance gross premiums written also increased $9.2 million. Casualty gross premiums written increased by $25.9 million due to a combination of increased exposures, rates and new business. This was partially offset by the non-renewal of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Six Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
United States	$355.3	$268.3	$87.0	32.4%
Bermuda	218.2	169.6	48.6	28.7%
Singapore	84.4	67.3	17.1	25.4%
Europe	60.0	55.2	4.8	8.7%

	$717.9	$560.4	$157.5	28.1%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
Property	$364.0	$275.3	$88.7	32.2%
Casualty	174.3	148.4	25.9	17.5%
Specialty	179.6	136.7	42.9	31.4%

	$717.9	$560.4	$157.5	28.1%

Net premiums written increased by $129.3 million, or 23.5% for the six months ended June 30, 2013 compared to the same period in 2012. The increase in net premiums written is lower than the increase in gross premiums due to purchasing a new collateralized retrocessional catastrophe cover, during the six months ended June 30, 2013, that provides $25 million limit per occurrence on a worldwide basis, with attachment points varying by risk and geography and a maximum indemnity of $100 million.

Net premiums earned increased by $60.4 million, or 17.1%, as a result of the increase in net premiums written during 2012 and the six months ended June 30, 2013 partially offset by the impact of the new retrocessional catastrophe cover.

Net losses and loss expenses. Net losses and loss expenses increased by $8.2 million, or 4.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The loss and loss expense ratio decreased by 6.4 percentage points for the same period. The increase in net losses and loss expenses was due to growth in business written, partially offset by higher net favorable prior year reserve development for the six months ended June 30, 2013 compared to the same period in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 62.3% and 63.2% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 0.9 points was primarily due to fewer reported current year large losses in the six months ended June 30, 2013 compared to the same period in 2012.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$257.4	62.3%	$223.1	63.2%	$34.3	(0.9	)Pts
Property catastrophe	—	—	—	—	—	—

Current period	257.4	62.3	223.1	63.2	34.3	(0.9)
Prior period	(44.7)	(10.8)	(18.6)	(5.3)	(26.1)	(5.5)

Net losses and loss expenses	$212.7	51.5%	$204.5	57.9%	$8.2	(6.4	)Pts

Overall, our reinsurance segment recorded net favorable reserve development of $44.7 million during the six months ended June 30, 2013 compared to net favorable reserve development of $18.6 million for the six months ended June 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2013
	Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
Property	$—	$0.1	$(2.3)	$0.1	$—	$(0.2)	$(0.1)	$(2.9)	$(8.5)	$(35.5)	$(49.3)
Casualty	0.2	(1.2)	(0.3)	0.7	(2.2)	(3.6)	(0.4)	0.9	3.3	5.3	2.7
Specialty	—	(0.3)	(0.5)	0.3	—	(3.1)	0.9	(0.1)	2.3	2.4	1.9

	$0.2	$(1.4)	$(3.1)	$1.1	$(2.2)	$(6.9)	$0.4	$(2.1)	$(2.9)	$(27.8)	$(44.7)

The favorable reserve development for the 2012 loss year for our reinsurance segment was largely due to lower than expected reported losses in our property line of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2012
	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Property	$—	$(0.8)	$0.2	$(0.1)	$0.1	$(0.3)	$2.0	$(1.2)	$5.5	$5.4
Casualty	1.1	3.2	(2.7)	(5.1)	(9.4)	(1.2)	(0.1)	(0.1)	5.0	(9.3)
Specialty	(0.3)	(3.2)	(5.1)	(1.8)	(2.2)	(0.1)	—	—	(2.0)	(14.7)

	$0.8	$(0.8)	$(7.6)	$(7.0)	$(11.5)	$(1.6)	$1.9	$(1.3)	$8.5	$(18.6)

Acquisition costs. Acquisition costs increased by $13.5 million, or 23.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, consistent with the increase in premiums. The acquisition cost ratio was 17.4% for the six months ended June 30, 2013, compared to 16.6% for the six months ended June 30, 2012. The increase was due to a $2.5 million increase in estimated profit commissions for the six months ended June 30, 2013 which increased the acquisition cost ratio by 0.6 percentage points.

General and administrative expenses. General and administrative expenses increased by $2.0 million, or 5.8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was due to higher salary and related costs due to higher headcount to support our growing operations. The general and administrative expense ratios for the six months ended June 30, 2013 and 2012 were 8.8% and 9.8%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2013.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
	($ in millions)
Case reserves	$539.0	$508.8	$505.7	$550.5	$464.7	$479.8	$1,509.4	$1,539.1
IBNR	1,440.2	1,389.5	1,718.8	1,716.1	1,028.5	1,000.8	4,187.5	4,106.4

Reserve for losses and loss expenses	1,979.2	1,898.3	2,224.5	2,266.6	1,493.2	1,480.6	5,696.9	5,645.5
Reinsurance recoverables	(523.6)	(517.3)	(650.0)	(620.6)	(6.0)	(3.2)	(1,179.6)	(1,141.1)

Net reserve for losses and loss expenses	$1,455.6	$1,381.0	$1,574.5	$1,646.0	$1,487.2	$1,477.4	$4,517.3	$4,504.4

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2013:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,979.2	$1,553.5	$2,199.4
International insurance	2,224.5	1,737.2	2,492.3
Reinsurance	1,493.2	1,183.9	1,705.8
Consolidated (1)	5,696.9	4,581.4	6,290.8

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,455.6	$1,141.0	$1,644.0
International insurance	1,574.5	1,228.2	1,787.7
Reinsurance	1,487.2	1,177.9	1,698.9
Consolidated (1)	4,517.3	3,640.8	5,037.0

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	($ in millions)
Ceded case reserves	$223.6	$234.2
Ceded IBNR reserves	956.0	906.9

Reinsurance recoverable	$1,179.6	$1,141.1

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of June 30, 2013 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Our operating subsidiaries depend upon cash inflows from premium receipts, net of commissions, investment income and proceeds from sales and redemptions of investments. Cash outflows for our operating subsidiaries are in the form of claims payments, net of reinsurance recoveries, reinsurance premium payments, purchase of investments, operating expenses and income tax payments as well as dividend payments to the holding company.

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, or liquidate a portion of our investment portfolio in order to meet our short-term liquidity needs. As of June 30, 2013, we held $674.1 million of unrestricted cash and cash equivalents and $449.4 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and other invested assets are available to meet our long-term liquidity needs.

As of June 30, 2013, we had $150 million available under our revolving loan facility.

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

Cash Flows

	Six Months Ended June 30,
	2013	2012
	($ in millions)
Cash flows provided by operating activities	$133.6	$301.8
Cash flows (used in) provided by investing activities	(43.4)	101.2
Cash flows used in financing activities	(90.3)	(170.3)
Effect of exchange rate changes on foreign currency cash	(7.7)	(2.2)

Net (decrease) increase in cash and cash equivalents	(7.8)	230.5
Cash and cash equivalents, beginning of period	681.9	634.0

Cash and cash equivalents, end of period	$674.1	$864.5

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

The decrease in cash flows from operations was primarily due to the $125.1 million increase in paid losses for the six months ended June 30, 2013 as a result of the catastrophe losses from Superstorm Sandy and crop reinsurance losses combined with growth in operations. This was combined with the $44.7 million increase in the cash outflow for funds held for the six months ended June 30, 2013. The increase in funds held was due to our increased participation in a collateralized property catastrophe program.

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

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The decrease in cash flows provided by investing activities reflects the net purchase of securities during the six months ended June 30, 2013 compared to net sales during the same period in 2012.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The decrease in cash flows used in financing activities was due to the $66.3 million decrease in share repurchases for the six months ended June 30, 2013 compared to the same period in 2012. Dividends paid decreased $15.0 million as the second quarter dividend for 2013 was not paid as of June 30, 2013.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2013 and December 31, 2012, 89.6% and 89.2%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	($ in millions)
Due in one year or less	$449.4	$573.9
Due after one year through five years	3,106.7	2,835.9
Due after five years through ten years	647.6	774.4
Due after ten years	63.6	73.0
Mortgage-backed	1,589.0	1,958.4
Asset-backed	429.5	410.9

Total	$6,285.8	$6,626.5

We have investments in other invested assets, comprising interests in hedge funds, private equity funds, private securities and high yield loan funds, the carrying value of which was $849.1 million as of June 30, 2013. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of June 30, 2013.

As of June 30, 2013, we had a combined unused letters of credit capacity of $558.4 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the six months ended June 30, 2013, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

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

As of June 30, 2013 and December 31, 2012, $2,226.7 million and $2,141.2 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of June 30, 2013 and December 31, 2012, a further $1,135.7 million and $1,225.2 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of June 30, 2013 have not changed since December 31, 2012. See Item 1. “Business” in our 2012 Form 10-K.

In May 2013, S&P affirmed their financial strength rating of “A” of our operating subsidiaries with a stable outlook.

Capital Resources

The table below sets forth the capital structure of the Company as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012
	($ in millions)
Senior notes	$798.4	$798.2
Shareholders’ equity	3,373.2	3,326.3

Total capitalization	$4,171.6	$4,124.5

Debt to total capitalization	19.1%	19.4%

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

Share Repurchases

In May 2012, we established a $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon prior shareholder approval. As of June 30, 2013, approximately $327.7 million remained under this share repurchase authorization.

During the three and six months ended June 30, 2013, our share repurchases were as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Common shares repurchased	508,328	940,445
Total cost of shares repurchased	$46,326	$82,571
Average price per share	$91.13	$87.80

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and currency risk.

The fixed income securities in our investment portfolio are subject to interest rate risk and credit risk. Any changes in interest rates and credit spreads have a direct effect on the fair values of fixed income securities. As interest rates rise, the fair values fall, and vice versa. As credit spreads widen, the fair values fall, and vice versa.

In the table below changes in fair values as a result of changes in interest rates is determined by calculating hypothetical June 30, 2013 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$7,363.3	$7,276.9	$7,218.3	$7,153.9	$7,073.6	$6,997.7	$6,845.0
Fair value change from base	209.4	123.0	64.4	—	(80.3)	(156.2)	(308.9)
Change in unrealized appreciation/(depreciation)	2.9%	1.7%	0.9%	0%	(1.1%)	(2.2%)	(4.3%)

In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical June 30, 2013 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$4,819.6	$4,697.9	$4,637.1	$4,576.3	$4,515.4	$4,454.6	$4,332.9
Fair value change from base	243.3	121.6	60.8	—	(60.9)	(121.7)	(243.4)
Change in unrealized appreciation/(depreciation)	5.3%	2.7%	1.3%	0%	(1.3%)	(2.7%)	(5.3%)

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of June 30, 2013.

	Fair Value June 30, 2013	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$868.1	AAA	10.0%

U.S. government securities	1,709.5	AA+	19.7%
U.S. government agencies	339.7	AA+	3.9%
Non-U.S. government and government agencies	233.3	AA+	2.7%
State, municipalities and political subdivisions	33.6	AA-	0.4%
Mortgage-backed securities (“MBS”):
Agency MBS	1,037.4	AA+	12.0%
Non-agency MBS	84.4	A-	1.0%
Non-agency high yield mandate	181.6	CCC+	2.1%
Commercial MBS	285.7	AA+	3.3%

Total mortgage-backed securities	1,589.1		18.4%
Corporate securities:
Financials	794.6	A+	9.2%
Industrials	1,089.9	BBB	12.6%
Utilities	66.7	BBB	0.8%

Total corporate securities	1,951.2		22.6%
Asset-backed securities:
Credit cards	24.6	AAA	0.3%
Auto receivables	25.4	AAA	0.3%
Student Loans	112.5	AA+	1.3%
Collateralized loan obligations	213.6	AA+	2.5%
Other	53.3	AAA	0.6%

Total asset-backed securities	429.4		5.0%
Other invested assets:
Private equity	190.1	N/A	2.2%
Hedge funds	492.2	N/A	5.7%
Other private securities	134.7	N/A	1.6%
High yield loan fund	32.1	N/A	0.4%

Total other invested assets	849.1		9.9%
Equities	640.9	N/A	7.4%

Total investment portfolio	$8,644.0		100.0%

As of June 30, 2013, we held $6.3 billion of fixed income securities. Of those assets, approximately 89.6% were rated investment grade (Baa3/BBB- or higher) with the remaining 10.4% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.

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

As of June 30, 2013, we held investments in other invested assets with a carrying value of $849.1 million. Included in other invested assets are private equity funds, hedge funds, other private securities and a high yield loan fund. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

As of June 30, 2013, our direct exposure to European credit across all of Europe was $577.9 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of June 30, 2013, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	June 30, 2013
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Belgium	$—	$—	$18.9	$18.9
France	—	3.5	41.0	44.5
Germany	55.2	5.9	7.9	69.0
Ireland	—	1.4	0.7	2.1
Italy	—	—	1.3	1.3
Luxembourg	—	—	16.9	16.9
Netherlands	36.0	—	63.8	99.8
Norway	6.7	—	26.2	32.9
Russia	—	—	14.5	14.5
Spain	—	—	19.0	19.0
Sweden	5.8	—	44.1	49.9
Switzerland	2.3	—	40.9	43.2
United Kingdom	29.0	17.1	119.8	165.9

Total exposure	$135.0	$27.9	$415.0	$577.9

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

As of June 30, 2013 and December 31, 2012, less than 4.2% and 3.4%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the six months ended June 30, 2013 and 2012, approximately 11% and 12%, respectively, was written in currencies other than the U.S. dollar.

Item 4. Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2013, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our repurchases of our common shares during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2013	112,469	$91.82	112,469	$363.7 million
May 1 - 31, 2013	198,608	90.63	198,608	345.7 million
June 1 - 30, 2013	197,251	91.25	197,251	327.7 million

Total	508,328	$91.13	508,328	$327.7 million	(1)

(1)	At the 2012 Annual Shareholder Meeting on May 3, 2012, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 9, 2013.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: August 1, 2013
	By:	/s/ Scott A. Carmilani
		Name:	Scott A. Carmilani
		Title:	President and Chief Executive Officer
Dated: August 1, 2013
	By:	/s/ Thomas A. Bradley
		Name:	Thomas A. Bradley
		Title:	Executive Vice President and Chief Financial Officer
Dated: August 1, 2013
	By:	/s/ Kent W. Ziegler
		Name:	Kent W. Ziegler
		Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 9, 2013.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.