Form 10-Q
period 2013-09-30
Allied World Assurance Co Holdings, AG
filed 2013-10-23
CIK 1163348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of October 14, 2013, 33,761,646 common shares were outstanding.

-i-

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2013 and December 31, 2012

(Expressed in thousands, except share and per share amounts)

	As of September 30, 2013	As of December 31, 2012
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2013: $5,996,065; 2012: $6,473,429)	$6,047,883	$6,626,454
Equity securities trading, at fair value (cost: 2013: $679,228; 2012: $480,312)	708,929	523,949
Other invested assets	905,025	783,534

Total investments	7,661,837	7,933,937
Cash and cash equivalents	953,047	681,879
Restricted cash	257,517	183,485
Insurance balances receivable	740,112	510,532
Funds held	375,131	336,368
Prepaid reinsurance	327,052	277,406
Reinsurance recoverable	1,226,034	1,141,110
Accrued investment income	25,471	29,135
Net deferred acquisition costs	145,951	108,010
Goodwill	268,376	268,376
Intangible assets	49,464	51,365
Balances receivable on sale of investments	237,031	418,879
Net deferred tax assets	41,832	25,580
Other assets	68,665	63,884

Total assets	$12,377,520	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$5,780,781	$5,645,549
Unearned premiums	1,515,746	1,218,021
Reinsurance balances payable	193,643	136,264
Balances due on purchases of investments	497,974	759,934
Senior notes	798,426	798,215
Dividends payable	16,952	—
Accounts payable and accrued liabilities	130,070	145,628

Total liabilities	$8,933,592	$8,703,611

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Common shares: 2013: par value CHF 12.30 per share and 2012: par value CHF 12.64 per share (2013: 34,972,795; 2012: 36,369,868 shares issued and 2013: 33,814,920; 2012: 34,797,781 shares outstanding)	424,837	454,980
Treasury shares, at cost (2013: 1,157,875; 2012: 1,572,087)	(85,845)	(113,818)
Retained earnings	3,104,936	2,985,173

Total shareholders’ equity	3,443,928	3,326,335

Total liabilities and shareholders’ equity	$12,377,520	$12,029,946

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

for the three and nine months ended September 30, 2013 and 2012

(Expressed in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Gross premiums written	$580,893	$504,420	$2,183,174	$1,832,219
Premiums ceded	(127,816)	(112,883)	(453,823)	(357,019)

Net premiums written	453,077	391,537	1,729,351	1,475,200
Change in unearned premiums	57,696	49,480	(248,079)	(202,546)

Net premiums earned	510,773	441,017	1,481,272	1,272,654
Net investment income	39,271	39,121	110,294	128,781
Net realized investment gains (losses)	27,487	149,813	(8,074)	292,057

	577,531	629,951	1,583,492	1,693,492

EXPENSES:
Net losses and loss expenses	276,970	258,948	807,276	724,530
Acquisition costs	65,114	51,086	186,416	149,812
General and administrative expenses	88,553	78,572	251,818	222,917
Amortization of intangible assets	633	633	1,900	1,900
Interest expense	14,094	13,822	42,416	41,579
Foreign exchange loss (gain)	4,353	1,023	7,361	(77)

	449,717	404,084	1,297,187	1,140,661

Income before income taxes	127,814	225,867	286,305	552,831
Income tax expense	4,971	6,220	6,332	18,677

NET INCOME	122,843	219,647	279,973	534,154

Other comprehensive loss:
Unrealized (losses) gains on investments arising during the period net of applicable deferred income tax benefit (expense) for the three and nine months ended September 30, 2012: $15 and ($81), respectively	—	(29)	—	150
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	—	(13,249)

Other comprehensive loss	—	(29)	—	(13,099)

COMPREHENSIVE INCOME	$122,843	$219,618	$279,973	$521,055

PER SHARE DATA
Basic earnings per share	$3.61	$6.16	$8.15	$14.68
Diluted earnings per share	$3.54	$6.00	$7.97	$14.28
Weighted average common shares outstanding	33,991,359	35,652,768	34,340,227	36,379,514
Weighted average common shares and common share equivalents outstanding	34,728,193	36,616,734	35,131,092	37,393,093
Dividends paid per share	$0.500	$0.750	$0.875	$1.500

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the nine months ended September 30, 2013 and 2012

(Expressed in thousands)

				Accumulated
		Additional		Other
	Share	Paid-in	Treasury	Comprehensive	Retained
	Capital	Capital	Shares	Income	Earnings	Total
December 31, 2012	$454,980	$—	$(113,818)	$—	$2,985,173	$3,326,335
Net income	—	—	—	—	279,973	279,973
Dividends — par value reduction	(12,981)	—	—	—	—	(12,981)
Dividends	—	—	—	—	(34,069)	(34,069)
Stock compensation (1)	—	—	26,093	—	(18,278)	7,815
Share repurchases	—	—	(123,145)	—	—	(123,145)
Shares cancelled	(17,162)	—	125,025	—	(107,863)	—

September 30, 2013	$424,837	$—	$(85,845)	$—	$3,104,936	$3,443,928

December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	534,154	534,154
Dividends — par value reduction	(40,419)	—	—	—	—	(40,419)
Other comprehensive loss	—	—	—	(13,099)	—	(13,099)
Stock compensation (1)	—	(23,050)	36,226	—	—	13,176
Share repurchases	—	—	(207,048)	—	—	(207,048)
Shares cancelled	(39,488)	(55,175)	186,468	—	(91,805)	—

September 30, 2012	$477,246	$—	$(120,944)	$1,385	$3,078,099	$3,435,786

(1)	Includes stock compensation expense for the period and shares issued out of treasury for awards exercised or vested.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2013 and 2012

(Expressed in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$279,973	$534,154
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(76,104)	(63,625)
Mark to market adjustments	80,136	(225,425)
Stock compensation expense	9,282	13,118
Undistributed income of equity method investments	(4,313)	—
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	50,308	151,041
Unearned premiums, net of prepaid reinsurance	248,079	202,545
Insurance balances receivable	(229,580)	(121,422)
Funds held	(38,763)	18,602
Reinsurance balances payable	57,379	(4,107)
Net deferred acquisition costs	(37,941)	(27,193)
Net deferred tax assets	(16,252)	1,850
Accounts payable and accrued liabilities	(18,540)	(2,996)
Other items, net	34,508	23,677

Net cash provided by operating activities	338,172	500,219

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	(4,955,817)	(6,328,719)
Purchases of other invested assets	(211,501)	(52,578)
Sales of available for sale securities	—	215,318
Sales of trading securities	5,137,280	5,778,138
Sales of other invested assets	189,155	110,429
Purchases of fixed assets	(4,171)	(2,041)
Change in restricted cash	(74,032)	35,685

Net cash provided by (used in) investing activities	80,914	(243,768)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid - partial par value reduction	(12,981)	(54,721)
Dividends paid	(17,117)	—
Proceeds from the exercise of stock options	8,465	9,104
Share repurchases	(120,163)	(204,746)

Net cash used in financing activities	(141,796)	(250,363)

Effect of exchange rate changes on foreign currency cash	(6,122)	(567)
NET INCREASE IN CASH AND CASH EQUIVALENTS	271,168	5,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	681,879	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$953,047	$639,517

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,249	$18,912
Cash paid for interest expense	$45,750	$45,750

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

Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the unaudited condensed consolidated financial statements. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

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

In July 2013, the FASB issued Accounting Standards Update 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). Prior to the issuance of ASU 2013-10, only interest rates on U.S. Treasury securities and the London Interbank Offered Rate (“LIBOR”) swap rate were considered benchmark interest rates in the application of hedge accounting under U.S. GAAP. ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury securities and LIBOR. ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. ASU 2013-10 did not have any impact on the financial statements upon adoption, as the Company does not apply hedge accounting.

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

(Expressed in thousands, except share, per share, percentage and ratio information)

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) by category are as follows:

	September 30, 2013		December 31, 2012
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,850,335	$1,851,002	$1,865,913	$1,854,198
Non-U.S. Government and Government agencies	209,625	214,114	261,627	253,657
States, municipalities and political subdivisions	95,381	95,661	40,444	39,342
Corporate debt:
Financial institutions	841,930	826,763	866,140	835,587
Industrials	1,146,793	1,140,636	1,153,909	1,139,706
Utilities	74,764	74,865	69,153	67,463
Mortgage-backed	1,373,161	1,341,303	1,958,373	1,877,854
Asset-backed	455,894	451,721	410,895	405,622

Total fixed maturity investments	$6,047,883	$5,996,065	$6,626,454	$6,473,429

	September 30, 2013		December 31, 2012
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$708,929	$679,228	$523,949	$480,312
Other invested assets	767,071	680,986	655,888	606,521

	$1,476,000	$1,360,214	$1,179,837	$1,086,833

Other invested assets, included in the table above, include investments in private equity funds, hedge funds and a high yield loan fund that are accounted for at fair value, but excludes other private securities described below in Note 4(b) that are accounted for using the equity method of accounting.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of September 30, 2013 were as follows:

	Carrying	Investments	Estimated	Investments
	Value as of	with	Remaining	without		Redemption
	September 30,	Redemption	Restriction	Redemption	Redemption	Notice	Unfunded
Fund Type	2013	Restrictions	Period	Restrictions(1)	Frequency(1)	Period(1)	Commitments
Private equity	$131,449	$131,449	3 - 10 Years	$—			$252,571
Mezzanine debt	58,116	58,116	8 - 10 Years	—			203,969
Distressed	8,991	8,991	4 - 5 Years	—			5,102

Total private equity structures	198,556	198,556		—			461,642

Distressed	150,775	134,127	1 - 2 Years	16,648	Quarterly	45 - 65 Days	—
Equity long/short	116,019	—		116,019	Quarterly	30 - 60 Days	—
Multi-strategy	131,224	—		131,224	Quarterly	45 - 90 Days	—
Global macro	19,641	—		19,641	Monthly	3 Days	—
Event driven	18,445	—		18,445	Annual	60 Days	—
Relative value credit	101,311	—		101,311	Quarterly	60 Days	—

Total hedge funds	537,415	134,127		403,288			—

Other private securities	137,954	—		137,954			5,000
High yield loan fund	31,100	—		31,100	Monthly	30 Days	—

Total other invested assets	$905,025	$332,683		$572,342			$466,642

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate.

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

The following describes each investment type:

•	Private equity funds: Primary funds may invest in companies and general partnership interests. Secondary funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

•	Mezzanine debt funds: Mezzanine debt funds primarily focus on providing capital to upper middle market and middle market companies and private equity sponsors, in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings and other corporate transactions. The most common position in the capital structure will be between the senior secured debt holder and the equity; however, the funds will utilize a flexible approach when structuring investments, which may include secured debt, subordinated debt, preferred stock and/or private equity. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

•	Distressed funds: In distressed debt investing, managers take positions in the debt of companies experiencing significant financial difficulties, including bankruptcy, or in certain positions of the capital structure of structured securities. The manager relies on the fundamental analysis of these securities, including the claims on the assets and the likely return to bondholders. Certain funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

•	Equity long/short funds: In equity long/short funds, managers take long positions in companies they deem to be undervalued and short positions in companies they deem to be overvalued. Long/short managers may invest in countries, regions or sectors and vary by their use of leverage and by their targeted net long position.

•	Multi-strategy funds: These funds may utilize many strategies employed by specialized funds including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading.

•	Global macro funds: These funds focus on a top-down analysis of global markets as influenced by major political and economic trends or events. Global macro managers develop investment strategies that aim to forecast movements in interest rates, fund flows, political changes and other wide-ranging systematic factors. The portfolios of these funds can include long or short positions in equities, fixed-income securities, currencies and commodities in the form of cash or derivatives instruments.

•	Event driven funds: Event driven strategies seek to deploy capital into specific securities whose returns are affected by a specific event that affects the value of one or more securities of a company. Returns for such securities are linked primarily to the specific outcome of the events and not by the overall direction of the bond or stock markets. Examples could include mergers and acquisitions (arbitrage), corporate restructurings and spin-offs, and capital structure arbitrage.

•	Relative value credit funds: These funds seek to take exposure to credit-sensitive securities, long and/or short, based upon credit analysis of issuers and securities and credit market views.

•	Other private securities: These securities include strategic non-controlling minority investments in private asset management companies and other insurance related investments that are accounted for using the equity method of accounting.

•	High yield loan fund: A long-only private mutual fund that invests in high yield fixed income securities.

c) Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturity investments	$31,179	$36,778	$96,366	$120,883
Equity securities	6,110	5,211	13,718	13,706
Other invested assets	5,809	164	11,116	4,387
Cash and cash equivalents	302	640	1,319	1,797
Expenses	(4,129)	(3,672)	(12,225)	(11,992)

Net investment income	$39,271	$39,121	$110,294	$128,781

Net investment income from other invested assets included the distributed and undistributed net income from investments accounted for using the equity method of accounting for the three and nine months ended September 30, 2013.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

d) Components of Realized Gains and Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross realized gains on sale of invested assets	$51,915	$27,210	$154,387	$119,154
Gross realized losses on sale of invested assets	(40,770)	(6,686)	(82,812)	(43,355)
Net realized and unrealized (losses) gains on derivatives	(4,169)	(962)	3,392	(192)
Mark-to-market gains (losses):
Fixed maturity investments, trading	30,383	99,821	(101,205)	144,024
Equity securities, trading	(17,198)	18,913	(18,555)	38,516
Other invested assets, trading	7,326	11,517	36,719	33,910

Net realized investment gains (losses)	$27,487	$149,813	$(8,074)	$292,057

Proceeds from sale of available for sale securities	$—	$1,000	$—	$214,716

e) Pledged Assets

As of September 30, 2013 and December 31, 2012, $ 2,556,660 and $2,141,249, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of September 30, 2013 and December 31, 2012, a further $ 1,063,086 and $1,225,155, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 8(d) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for details on the Company’s credit facilities.

5. DERIVATIVE INSTRUMENTS

As of September 30, 2013 and December 31, 2012, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	September 30, 2013				December 31, 2012
	Asset		Liability		Asset		Liability
	Derivative	Asset	Derivative	Liability	Derivative	Asset	Derivative	Liability
	Notional	Derivative	Notional	Derivative	Notional	Derivative	Notional	Derivative
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Put options	$—	$—	$—	$—	$5,152	$532	$—	$—
Foreign exchange contracts	197,811	2,493	279,050	7,062	127,712	1,713	194,566	2,656
Interest rate swaps	33,000	5	327,000	172	—	—	—	—

Total derivatives	$230,811	$2,498	$606,050	$7,234	$132,864	$2,245	$194,566	$2,656

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Foreign exchange contracts	$(2,336)	$(676)	$(1,091)	$(96)

Total included in foreign exchange (loss) gain	(2,336)	(676)	(1,091)	(96)

Put options	—	—	(3,822)	(336)
Foreign exchange contracts	(4,164)	(2,751)	1,925	(641)
Interest rate futures and swaps	(5)	1,789	5,289	785

Total included in net realized investment gains	(4,169)	(962)	3,392	(192)

Total realized and unrealized (losses) gains on derivatives	$(6,505)	$(1,638)	$2,301	$(288)

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

	Carrying	Total
September 30, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,850,335	$1,850,335	$1,522,185	$328,150	$—
Non-U.S. Government and Government agencies	209,625	209,625	—	209,625	—
States, municipalities and political subdivisions	95,381	95,381	—	95,381	—
Corporate debt	2,063,487	2,063,487	—	2,063,487	—
Mortgage-backed	1,373,161	1,373,161	—	1,183,907	189,254
Asset-backed	455,894	455,894	—	375,861	80,033

Total fixed maturity investments	6,047,883	6,047,883	1,522,185	4,256,411	269,287

Equity securities	708,929	708,929	641,458	—	67,471
Other invested assets	767,071	767,071	—	—	767,071

Total investments	$7,523,883	$7,523,883	$2,163,643	$4,256,411	$1,103,829

Derivative assets:
Foreign exchange contracts	$2,493	$2,493	$—	$2,493	$—
Interest rate futures	5	5	—	5	—

Derivative liabilities:
Foreign exchange contracts	$7,062	$7,062	$—	$7,062	$—
Interest rate swaps	172	172	—	172	—

Senior notes	$798,426	$904,010	$—	$904,010	$—

	Carrying	Total
December 31, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,865,913	$1,865,913	$1,529,158	$336,755	$—
Non-U.S. Government and Government agencies	261,627	261,627	—	261,627	—
States, municipalities and political subdivisions	40,444	40,444	—	40,444	—
Corporate debt	2,089,202	2,089,202	—	2,089,202	—
Mortgage-backed	1,958,373	1,958,373	—	1,790,548	167,825
Asset-backed	410,895	410,895	—	348,649	62,246

Total fixed maturity investments	6,626,454	6,626,454	1,529,158	4,867,225	230,071

Equity securities	523,949	523,949	469,269	—	54,680
Other invested assets	655,888	655,888	—	—	655,888

Total investments	$7,806,291	$7,806,291	$1,998,427	$4,867,225	$940,639

Derivative assets:
Foreign exchange contracts	$1,713	$1,713	$—	$1,713	$—

Derivative liabilities:
Foreign exchange contracts	$2,656	$2,656	$—	$2,656	$—

Senior notes	$798,215	$918,627	$—	$918,627	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

“Other invested assets” excluded other private securities that the Company did not measure at fair value, but are accounted for using the equity method of accounting. Derivative assets and derivative liabilities relating to foreign exchange contracts and interest rate swaps are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

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

Corporate debt: Comprised of bonds issued by or loan obligations of corporations that are diversified across a wide range of issuers and industries. The fair values of corporate debt that are short-term are priced using spread above the LIBOR yield curve, and the fair values of corporate debt that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate debt are included in the Level 2 fair value hierarchy.

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

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Other invested assets	Mortgage-backed	Asset-backed	Equities
Three Months Ended September 30, 2013
Opening balance	$714,391	$198,003	$61,285	$53,499
Realized and unrealized gains (losses) included in net income	9,403	464	(313)	3,972
Purchases	67,554	69,775	16,969	10,000
Sales	(24,277)	(79,001)	(1,302)	—
Transfers into Level 3 from Level 2	—	13	3,394	—
Transfers out of Level 3 into Level 2 (1)	—	—	—	—

Ending balance	$767,071	$189,254	$80,033	$67,471

Three Months Ended September 30, 2012
Opening balance	$520,890	$157,959	$117,586	$—
Realized and unrealized gains included in net income	11,871	4,855	988	—
Purchases	34,800	40,481	7,466	—
Sales	(2,859)	(48,728)	(7,326)	—
Transfers into Level 3 from Level 2	—	14,730	12,495	—
Transfers out of Level 3 into Level 2 (1)	—	(27)	(55,442)	—

Ending balance	$564,702	$169,270	$75,767	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

	Other invested assets	Mortgage-backed	Asset-backed	Equities
Nine Months Ended September 30, 2013
Opening balance	$655,888	$167,825	$62,246	$54,680
Realized and unrealized gains (losses) included in net income	53,365	(5,910)	(791)	2,791
Purchases	237,506	102,369	42,956	10,000
Sales	(179,688)	(69,968)	(26,728)	—
Transfers into Level 3 from Level 2	—	5,073	2,350	—
Transfers out of Level 3 into Level 2 (1)	—	(10,135)	—	—

Ending balance	$767,071	$189,254	$80,033	$67,471

Nine Months Ended September 30, 2012
Opening balance	$540,409	$249,204	$94,745	$—
Realized and unrealized gains included in net income	26,753	10,951	1,643	—
Purchases	52,578	50,302	32,573	—
Sales	(55,038)	(124,940)	(57,325)	—
Transfers into Level 3 from Level 2	—	18,461	15,835	—
Transfers out of Level 3 into Level 2 (1)	—	(34,708)	(11,704)	—

Ending balance	$564,702	$169,270	$75,767	$—

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	September 30,	December 31,
	2013	2012
Outstanding loss reserves	$1,517,049	$1,539,114
Reserves for losses incurred but not reported	4,263,732	4,106,435

Reserve for losses and loss expenses	$5,780,781	$5,645,549

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross liability at beginning of period	$5,696,865	$5,377,518	$5,645,549	$5,225,143
Reinsurance recoverable at beginning of period	(1,179,525)	(1,073,612)	(1,141,110)	(1,002,919)

Net liability at beginning of period	4,517,340	4,303,906	4,504,439	4,222,224

Net losses incurred related to:
Current year	338,420	315,102	961,224	862,088
Prior years	(61,450)	(56,154)	(153,948)	(137,558)

Total incurred	276,970	258,948	807,276	724,530

Net paid losses related to:
Current year	30,399	16,323	54,983	36,163
Prior years	213,252	179,666	696,137	542,077

Total paid	243,651	195,989	751,120	578,240

Foreign exchange revaluation	4,088	6,400	(5,848)	4,751

Net liability at end of period	4,554,747	4,373,265	4,554,747	4,373,265
Reinsurance recoverable at end of period	1,226,034	1,077,522	1,226,034	1,077,522

Gross liability at end of period	$5,780,781	$5,450,787	$5,780,781	$5,450,787

For the three months ended September 30, 2013, the Company had net favorable reserve development in its international insurance and reinsurance segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized in the 2007 through 2011 loss years across most lines of business. In addition, the reinsurance segment recognized net favorable reserve development for the 2012 loss year due to the low level of reported property losses. This was partially offset by adverse development in the U.S. insurance segment in the 2011 and 2012 loss years primarily caused by adverse development on reported claims for certain healthcare, errors and omissions and private/not for profit directors’ and officers’.

For the nine months ended September 30, 2013, the Company had net favorable reserve development in its international insurance and reinsurance segments due to actual loss emergence being lower than initially expected, for most loss years. The reinsurance segment recognized net favorable reserve development for the 2012 loss year due to the low level of reported property losses. This was partially offset by adverse development in the U.S. insurance segment in the 2011 and 2012 loss years for certain healthcare, errors and omissions and not-for-profit director’s and officers’ classes of business.

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

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of September 30, 2013.

9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	September 30,	December 31,
	2013	2012
Common shares issued and fully paid, 2013: CHF 12.30 per share; 2012: CHF 12.64 per share	34,972,795	36,369,868

Share capital at end of period	$424,837	$454,980

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months
Ended
September 30,
2013
Shares issued at beginning of period	36,369,868
Shares cancelled	(1,397,073)

Total shares issued at end of period	34,972,795

Treasury shares issued at beginning of period	1,572,087
Shares repurchased	1,367,833
Shares issued out of treasury	(384,972)
Shares cancelled	(1,397,073)

Total treasury shares at end of period	1,157,875

Total shares outstanding at end of period	33,814,920

During the nine months ended September 30, 2013, 1,367,833 voting shares repurchased and designated for cancellation were constructively retired and cancelled.

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

b) Dividends

The Company paid the following dividends during the nine months ended September 30, 2013:

	Partial
	Par Value		Dividend	Total
	Reduction		Per	Amount
Dividend Paid	Per Share		Share	Paid
March 12, 2013	CHF	0.34	$0.375	$12,981
July 3, 2013	-	-	$0.500	$17,117

On May 3, 2012, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution by way of par value reductions. The aggregate reduction amount was paid to shareholders in four installments of $0.375 per share, with the last of such quarterly dividend payments being made on March 12, 2013.

On May 2, 2013, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly dividends of $0.50 per share. The first dividend was paid on July 3, 2013. The second dividend was paid on October 3, 2013. The Company expects to pay the remaining dividends in January 2014 and April 2014.

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

The Company’s share repurchases were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Common shares repurchased	427,388	605,898	1,367,833	2,942,085
Total cost of shares repurchased	$40,574	$47,590	$123,145	$207,048
Average price per share	$94.93	$78.54	$90.03	$70.37

10. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income	$122,843	$219,647	$279,973	$534,154
Weighted average common shares outstanding	33,991,359	35,652,768	34,340,227	36,379,514

Basic earnings per share	$3.61	$6.16	$8.15	$14.68

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Diluted earnings per share:
Net income	$122,843	$219,647	$279,973	$534,154
Weighted average common shares outstanding	33,991,359	35,652,768	34,340,227	36,379,514
Share equivalents:
Options	500,114	461,373	497,458	429,393
Restricted stock units and performance-based equity awards	236,133	501,633	292,369	583,226
Employee share purchase plan	587	960	1,038	960

Weighted average common shares and common share equivalents outstanding - diluted	34,728,193	36,616,734	35,131,092	37,393,093

Diluted earnings per share	$3.54	$6.00	$7.97	$14.28

For the three and nine months ended September 30, 2013, no employee stock options and restricted stock units (“RSUs”) were considered anti-dilutive.

For the three and nine months ended September 30, 2012, a weighted average of 221,008 and 338,395 employee stock options and RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

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

The following tables provide a summary of the segment results:

Three Months Ended September 30, 2013	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$308,709	$132,881	$139,303	$580,893
Net premiums written	238,792	75,632	138,653	453,077
Net premiums earned	207,602	87,554	215,617	510,773
Net losses and loss expenses	(141,222)	(31,094)	(104,654)	(276,970)
Acquisition costs	(28,426)	282	(36,970)	(65,114)
General and administrative expenses	(41,616)	(26,450)	(20,487)	(88,553)

Underwriting (loss) income	(3,662)	30,292	53,506	80,136
Net investment income				39,271
Net realized investment gains				27,487
Amortization of intangible assets				(633)
Interest expense				(14,094)
Foreign exchange loss				(4,353)

Income before income taxes				$127,814

Loss and loss expense ratio	68.0%	35.5%	48.5%	54.2%
Acquisition cost ratio	13.7%	(0.3%)	17.1%	12.7%
General and administrative expense ratio	20.0%	30.2%	9.5%	17.3%

Combined ratio	101.7%	65.4%	75.1%	84.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

		International
Three Months Ended September 30, 2012	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$263,129	$121,315	$119,976	$504,420
Net premiums written	200,779	71,199	119,559	391,537
Net premiums earned	173,948	85,329	181,740	441,017
Net losses and loss expenses	(109,111)	(15,099)	(134,738)	(258,948)
Acquisition costs	(22,696)	266	(28,656)	(51,086)
General and administrative expenses	(37,388)	(22,920)	(18,264)	(78,572)

Underwriting income	4,753	47,576	82	52,411
Net investment income				39,121
Net realized investment gains				149,813
Amortization of intangible assets				(633)
Interest expense				(13,822)
Foreign exchange loss				(1,023)

Income before income taxes				$225,867

Loss and loss expense ratio	62.7%	17.7%	74.1%	58.7%
Acquisition cost ratio	13.0%	(0.3%)	15.8%	11.6%
General and administrative expense ratio	21.5%	26.9%	10.0%	17.8%

Combined ratio	97.2%	44.3%	99.9%	88.1%

		International
Nine Months Ended September 30, 2013	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$872,024	$453,990	$857,160	$2,183,174
Net premiums written	652,464	259,771	817,116	1,729,351
Net premiums earned	593,477	258,809	628,986	1,481,272
Net losses and loss expenses	(398,910)	(90,997)	(317,369)	(807,276)
Acquisition costs	(78,824)	1,489	(109,081)	(186,416)
General and administrative expenses	(119,514)	(75,374)	(56,930)	(251,818)

Underwriting (loss) income	(3,771)	93,927	145,606	235,762
Net investment income				110,294
Net realized investment losses				(8,074)
Amortization of intangible assets				(1,900)
Interest expense				(42,416)
Foreign exchange loss				(7,361)

Income before income taxes				$286,305

Loss and loss expense ratio	67.2%	35.2%	50.5%	54.5%
Acquisition cost ratio	13.3%	(0.6%)	17.3%	12.6%
General and administrative expense ratio	20.1%	29.1%	9.1%	17.0%

Combined ratio	100.6%	63.7%	76.9%	84.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

		International
Nine Months Ended September 30, 2012	U.S. Insurance	Insurance	Reinsurance	Total
Gross premiums written	$733,314	$418,498	$680,407	$1,832,219
Net premiums written	551,286	255,150	668,764	1,475,200
Net premiums earned	490,091	247,805	534,758	1,272,654
Net losses and loss expenses	(309,889)	(75,432)	(339,209)	(724,530)
Acquisition costs	(63,918)	1,376	(87,270)	(149,812)
General and administrative expenses	(103,162)	(66,969)	(52,786)	(222,917)

Underwriting income	13,122	106,780	55,493	175,395
Net investment income				128,781
Net realized investment gains				292,057
Amortization of intangible assets				(1,900)
Interest expense				(41,579)
Foreign exchange gain				77

Income before income taxes				$552,831

Loss and loss expense ratio	63.2%	30.4%	63.4%	56.9%
Acquisition cost ratio	13.0%	(0.6%)	16.3%	11.8%
General and administrative expense ratio	21.0%	27.0%	9.9%	17.5%

Combined ratio	97.2%	56.8%	89.6%	86.2%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$377,618	$312,807	$1,296,212	$1,051,355
Bermuda	111,103	108,955	550,815	484,313
Europe	52,004	46,836	198,747	182,220
Singapore	35,515	31,902	122,546	101,213
Hong Kong	4,653	3,920	14,854	13,118

Total gross premiums written	$580,893	$504,420	$2,183,174	$1,832,219

Europe includes gross premiums written attributable to Switzerland of $10,509 and $7,039 for the three months ended September 30, 2013 and 2012, respectively, and $57,183 and $40,474 for the nine months ended September 30, 2013 and 2012, respectively.

12. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2013, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

13. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Balance Sheet:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of September 30, 2013	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,661,837	$—	$7,661,837
Cash and cash equivalents	56,060	8,388	888,599	—	953,047
Insurance balances receivable	—	—	740,112	—	740,112
Funds held	—	—	375,131	—	375,131
Reinsurance recoverable	—	—	1,226,034	—	1,226,034
Net deferred acquisition costs	—	—	145,951	—	145,951
Goodwill and intangible assets	—	—	317,840	—	317,840
Balances receivable on sale of investments	—	—	237,031	—	237,031
Investments in subsidiaries	3,407,988	4,509,074	—	(7,917,062)	—
Due (to) from subsidiaries	(967)	(14,679)	15,646	—	—
Other assets	1,897	5,038	713,602	—	720,537

Total assets	$3,464,978	$4,507,821	$12,321,783	$(7,917,062)	$12,377,520

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,780,781	$—	$5,780,781
Unearned premiums	—	—	1,515,746	—	1,515,746
Reinsurance balances payable	—	—	193,643	—	193,643
Balances due on purchases of investments	—	—	497,974	—	497,974
Senior notes	—	798,426	—	—	798,426
Other liabilities	21,050	17,457	108,515	—	147,022

Total liabilities	21,050	815,883	8,096,659	—	8,933,592

Total shareholders’ equity	3,443,928	3,691,938	4,225,124	(7,917,062)	3,443,928

Total liabilities and shareholders’ equity	$3,464,978	$4,507,821	$12,321,783	$(7,917,062)	$12,377,520

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
As of December 31, 2012	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
ASSETS:
Investments	$—	$—	$7,933,937	$—	$7,933,937
Cash and cash equivalents	19,997	11,324	650,558	—	681,879
Insurance balances receivable	—	—	510,532	—	510,532
Funds held	—	—	336,368	—	336,368
Reinsurance recoverable	—	—	1,141,110	—	1,141,110
Net deferred acquisition costs	—	—	108,010	—	108,010
Goodwill and intangible assets	—	—	319,741	—	319,741
Balances receivable on sale of investments	—	—	418,879	—	418,879
Investments in subsidiaries	3,337,446	4,768,769	—	(8,106,215)	—
Due (to) from subsidiaries	(23,864)	(7,173)	31,037	—	—
Other assets	1,499	6,081	571,910	—	579,490

Total assets	$3,335,078	$4,779,001	$12,022,082	$(8,106,215)	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,645,549	$—	$5,645,549
Unearned premiums	—	—	1,218,021	—	1,218,021
Reinsurance balances payable	—	—	136,264	—	136,264
Balances due on purchases of investments	—	—	759,934	—	759,934
Senior notes	—	798,215	—	—	798,215
Other liabilities	8,743	17,727	119,158	—	145,628

Total liabilities	8,743	815,942	7,878,926	—	8,703,611

Total shareholders’ equity	3,326,335	3,963,059	4,143,156	(8,106,215)	3,326,335

Total liabilities and shareholders’ equity	$3,335,078	$4,779,001	$12,022,082	$(8,106,215)	$12,029,946

Unaudited Condensed Consolidating Income Statement:

	Allied World	Allied World
	Switzerland	Bermuda	Other Allied		Allied World
	(Parent	(Subsidiary	World	Consolidating	Switzerland
Three Months Ended September 30, 2013	Guarantor)	Issuer)	Subsidiaries	Adjustments	Consolidated
Net premiums earned	$—	$—	$510,773	$—	$510,773
Net investment income	3	—	39,268	—	39,271
Net realized investment losses	—	—	27,487	—	27,487
Net losses and loss expenses	—	—	(276,970)	—	(276,970)
Acquisition costs	—	—	(65,114)	—	(65,114)
General and administrative expenses	(7,323)	(4,961)	(76,269)	—	(88,553)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,838)	(256)	—	(14,094)
Foreign exchange gain (loss)	(13)	(212)	(4,128)	—	(4,353)
Income tax (expense) benefit	—	—	(4,971)	—	(4,971)
Equity in earnings of consolidated subsidiaries	130,176	150,653	—	(280,829)	—

NET INCOME (LOSS)	$122,843	$131,642	$149,187	$(280,829)	$122,843

Other comprehensive income	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS)	$122,843	$131,642	$149,187	$(280,829)	$122,843

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended September 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$441,017	$—	$441,017
Net investment income	7	6	39,108	—	39,121
Net realized investment gains	—	—	149,813	—	149,813
Net losses and loss expenses	—	—	(258,948)	—	(258,948)
Acquisition costs	—	—	(51,086)	—	(51,086)
General and administrative expenses	(6,013)	(235)	(72,324)	—	(78,572)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,822)	—	—	(13,822)
Foreign exchange gain (loss)	(206)	(83)	(734)	—	(1,023)
Income tax (expense) benefit	—	—	(6,220)	—	(6,220)
Equity in earnings of consolidated subsidiaries	225,859	231,471	—	(457,330)	—

NET INCOME (LOSS)	$219,647	$217,337	$239,993	$(457,330)	$219,647

Unrealized losses on investments arising during the period net of applicable deferred income tax benefit of $15	(29)	—	(29)	29	(29)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	—	—	—

Other comprehensive loss	(29)	—	(29)	29	(29)

COMPREHENSIVE INCOME (LOSS)	$219,618	$217,337	$239,964	$(457,301)	$219,618

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,481,272	$—	$1,481,272
Net investment income	11	4	110,279	—	110,294
Net realized investment losses	—	—	(8,074)	—	(8,074)
Net losses and loss expenses	—	—	(807,276)	—	(807,276)
Acquisition costs	—	—	(186,416)	—	(186,416)
General and administrative expenses	(26,875)	(5,873)	(219,070)	—	(251,818)
Amortization of intangible assets	—	—	(1,900)	—	(1,900)
Interest expense	—	(41,503)	(913)	—	(42,416)
Foreign exchange loss (gain)	261	(935)	(6,687)	—	(7,361)
Income tax (expense) benefit	—	—	(6,332)	—	(6,332)
Equity in earnings of consolidated subsidiaries	306,576	353,280	—	(659,856)	—

NET INCOME (LOSS)	$279,973	$304,973	$354,883	$(659,856)	$279,973

Other comprehensive income	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS)	$279,973	$304,973	$354,883	$(659,856)	$279,973

Nine Months Ended September 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,272,654	$—	$1,272,654
Net investment income	21	17	128,743	—	128,781
Net realized investment gains	—	—	292,057	—	292,057
Net losses and loss expenses	—	—	(724,530)	—	(724,530)
Acquisition costs	—	—	(149,812)	—	(149,812)
General and administrative expenses	(14,247)	(2,689)	(205,981)	—	(222,917)
Amortization of intangible assets	—	—	(1,900)	—	(1,900)
Interest expense	—	(41,579)	—	—	(41,579)
Foreign exchange gain (loss)	343	(150)	(116)	—	77
Income tax (expense) benefit	71	—	(18,748)	—	(18,677)
Equity in earnings of consolidated subsidiaries	547,966	580,880	—	(1,128,846)	—

NET INCOME (LOSS)	$534,154	$536,479	$592,367	$(1,128,846)	$534,154

Unrealized gains on investments arising during the period net of applicable deferred income tax expense of $81	150	—	150	(150)	150
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(13,249)	—	(13,249)	13,249	(13,249)

Other comprehensive loss	(13,099)	—	(13,099)	13,099	(13,099)

COMPREHENSIVE INCOME (LOSS)	$521,055	$536,479	$579,268	$(1,115,747)	$521,055

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Cash Flows:

Nine Months Ended September 30, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$177,859	$(2,936)	$157,127	$—	$332,050

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(4,955,817)	—	(4,955,817)
Purchases of other invested assets	—	—	(211,501)	—	(211,501)
Sales of available for sale securities	—	—	—	—	—
Sales of trading securities	—	—	5,137,280	—	5,137,280
Sales of other invested assets	—	—	189,155	—	189,155
Other	—	—	(78,203)	—	(78,203)

Net cash provided by (used in) investing activities	—	—	80,914	—	80,914

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid - partial par value reduction	(12,981)	—	—	—	(12,981)
Dividends paid	(17,117)	—	—	—	(17,117)
Proceeds from the exercise of stock options	8,465	—	—	—	8,465
Share repurchases	(120,163)	—	—	—	(120,163)

Net cash provided by (used in) financing activities	(141,796)	—	—	—	(141,796)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,063	(2,936)	238,041	—	271,168
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,997	11,324	650,558	—	681,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,060	$8,388	$888,599	$—	$953,047

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$162,141	$687	$336,824	$—	$499,652

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	—	—	—
Purchases of trading securities	—	—	(6,328,719)	—	(6,328,719)
Purchases of other invested assets	—	—	(52,578)	—	(52,578)
Sales of available for sale securities	—	—	215,318	—	215,318
Sales of trading securities	—	—	5,778,138	—	5,778,138
Sales of other invested assets	—	—	110,429	—	110,429
Other	—	—	33,644	—	33,644

Net cash provided by (used in) investing activities	—	—	(243,768)	—	(243,768)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(54,721)	—	—	—	(54,721)
Proceeds from the exercise of stock options	9,104	—	—	—	9,104
Share repurchases	(204,746)	—	—	—	(204,746)

Net cash provided by (used in) financing activities	(250,363)	—	—	—	(250,363)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,222)	687	93,056	—	5,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,672	8,886	512,438	—	633,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,450	$9,573	$605,494	$—	$639,517

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $237,000 and $285,000 for the nine months ended September 30, 2013 and 2012, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

14. SUBSEQUENT EVENTS

On October 3, 2013, the Company paid a quarterly dividend of $0.50 per share to shareholders of record on September 24, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” the “Company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to “Allied World Bermuda” mean only Allied World Assurance Company Holdings, Ltd, a Bermuda holding company. References to “our insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-Q to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-Q to Holdings’ “common shares” mean its registered voting shares.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of September 30, 2013, we had approximately $12.4 billion of total assets, $3.4 billion of total shareholders’ equity and $4.2 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended September 30, 2013, we continued to see rate improvement during the quarter on some lines of business in certain jurisdictions, particularly in our U.S. insurance segment. Rates on property lines, across our segments, have begun to flatten, particularly those accounts that had experienced loss activity in the prior year. We believe that there are opportunities where certain products have attractive premium rates and that the expanded breadth of our operations allows us to target those classes of business.

Our consolidated gross premiums written increased by $76.5 million, or 15.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Our net income decreased by $96.8 million to $122.8 million compared to the three months ended September 30, 2012. The decrease was due to lower net realized investment gains (losses) of $122.3 million for the three months ended September 30, 2013 compared to the same period in 2012, partially offset by an increase in underwriting income of $27.7 million.

Our consolidated gross premiums written increased by $351.0 million, or 19.2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our net income decreased by $254.2 million to $280.0 million compared to the nine months ended September 30, 2012. The decrease was due to lower net realized investment gains (losses) of $300.1 million for the nine months ended September 30, 2013 compared to the same period in 2012, partially offset by an increase in underwriting income of $60.4 million.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions except share, per share and percentage data)
Gross premiums written	$580.9	$504.4	$2,183.2	$1,832.2
Underwriting income	80.1	52.4	235.8	175.4
Net income	122.8	219.6	280.0	534.2
Operating income	101.8	79.2	289.5	258.0
Basic earnings per share:
Net income	$3.61	$6.16	$8.15	$14.68
Operating income	$2.99	$2.22	$8.43	$7.09
Diluted earnings per share:
Net income	$3.54	$6.00	$7.97	$14.28
Operating income	$2.93	$2.16	$8.24	$6.90
Weighted average common shares outstanding:
Basic	33,991,359	35,652,768	34,340,227	36,379,514
Diluted	34,728,193	36,616,734	35,131,092	37,393,093
Basic book value per common share	$101.85	$97.05	$101.85	$97.05
Diluted book value per common share	$99.16	$93.82	$99.16	$93.82
Annualized return on average equity (ROAE), net income	14.4%	26.2%	11.0%	21.7%
Annualized ROAE, operating income	11.9%	9.4%	11.4%	10.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions, except share, per share and percentage data)
Net income	$122.8	$219.6	$280.0	$534.2
Add after tax effect of:
Net realized investment (gains) losses	(25.4)	(141.4)	2.2	(276.1)
Foreign exchange loss (gain)	4.4	1.0	7.3	(0.1)

Operating income	$101.8	$79.2	$289.5	$258.0

Basic per share data:
Net income	$3.61	$6.16	$8.15	$14.68
Add after tax effect of:
Net realized investment (gains) losses	(0.75)	(3.97)	0.06	(7.59)
Foreign exchange loss (gain)	0.13	0.03	0.22	—

Operating income	$2.99	$2.22	$8.43	$7.09

Diluted per share data:
Net income	$3.54	$6.00	$7.97	$14.28
Add after tax effect of:
Net realized investment (gains) losses	(0.73)	(3.86)	0.06	(7.38)
Foreign exchange loss (gain)	0.12	0.02	0.21	—

Operating income	$2.93	$2.16	$8.24	$6.90

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of September 30,
	2013	2012
	($ in millions, except share and per share data)
Price per share at period end	$99.39	$77.25
Total shareholders’ equity	$3,443.9	$3,435.8
Basic common shares outstanding	33,814,920	35,402,558
Add:
Unvested restricted stock units	83,240	179,986
Performance based equity awards	270,853	508,130
Employee share purchase plan	15,320	5,925
Dilutive options outstanding	1,050,832	1,306,837
Weighted average exercise price per share	$47.77	$46.14
Deduct:
Options bought back via treasury method	(505,057)	(780,502)

Common shares and common share equivalents outstanding	34,730,108	36,622,934
Basic book value per common share	$101.85	$97.05
Diluted book value per common share	$99.16	$93.82

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions except percentage data)
Opening shareholders’ equity	$3,373.2	$3,283.9	$3,326.3	$3,149.0
Deduct: accumulated other comprehensive income	-	(1.4)	-	(14.5)

Adjusted opening shareholders’ equity	$3,373.2	$3,282.5	$3,326.3	$3,134.5

Closing shareholders’ equity	$3,443.9	$3,435.8	$3,443.9	$3,435.8
Deduct: accumulated other comprehensive income	-	(1.4)	-	(1.4)

Adjusted closing shareholders’ equity	$3,443.9	$3,434.4	$3,443.9	$3,434.4

Average shareholders’ equity	$3,408.6	$3,358.4	$3,385.1	$3,284.5

Net income available to shareholders	$122.8	$219.6	$280.0	$534.2
Annualized return on average shareholders’ equity — net income available to shareholders	14.4%	26.2%	11.0%	21.7%

Operating income available to shareholders	$101.8	$79.2	$289.5	$258.0
Annualized return on average shareholders’ equity — operating income available to shareholders	11.9%	9.4%	11.4%	10.5%

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions)
Revenues
Gross premiums written	$580.9	$504.4	$2,183.2	$1,832.2

Net premiums written	$453.1	$391.5	$1,729.4	$1,475.2

Net premiums earned	$510.8	$441.0	$1,481.3	$1,272.7
Net investment income	39.3	39.1	110.3	128.8
Net realized investment gains (losses)	27.5	149.8	(8.1)	292.0

	$577.6	$629.9	$1,583.5	$1,693.5

Expenses
Net losses and loss expenses	$277.0	$258.9	$807.3	$724.5
Acquisition costs	65.1	51.1	186.4	149.8
General and administrative expenses	88.6	78.6	251.8	223.0
Amortization of intangible assets	0.7	0.6	1.9	1.9
Interest expense	14.1	13.8	42.4	41.6
Foreign exchange loss (gain)	4.4	1.0	7.4	(0.1)

	$449.9	$404.0	$1,297.2	$1,140.7

Income before income taxes	127.7	225.9	286.3	552.8
Income tax expense	4.9	6.3	6.3	18.6

Net income	$122.8	$219.6	$280.0	$534.2

Ratios
Loss and loss expense ratio	54.2%	58.7%	54.5%	56.9%
Acquisition cost ratio	12.7%	11.6%	12.6%	11.8%
General and administrative expense ratio	17.3%	17.8%	17.0%	17.5%

Expense ratio	30.0%	29.4%	29.6%	29.3%

Combined ratio	84.2%	88.1%	84.1%	86.2%

Comparison of Three Months Ended September 30, 2013 and 2012

Premiums

Gross premiums written increased by $76.5 million, or 15.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The overall increase in gross premiums written was primarily the result of the following:

•	U.S. insurance: Gross premiums written increased by $45.6 million, or 17.3%. The increase in gross premiums written was primarily due to new business across existing lines that added $102.9 million during the quarter combined with premium rate increases in all lines of business. The increase in new business for the quarter was primarily driven by our general casualty, programs, and inland marine lines of business. Our new lines of business, primary construction and surety, contributed a further $8.1 million in new business;

•

International insurance: Gross premiums written increased by $11.6 million, or 9.6%. The increase was primarily due to new business written of $13.1 million in our new aviation line of business. Effective October 1, 2013, we acquired the renewal rights to a book of aviation business from Markel International that was written through Lloyd’s Syndicate 1400 and Markel Europe plc. In conjunction with the renewal rights agreement, in August we assumed the unexpired inforce aviation business from Markel International, which resulted in gross premiums written of $13.1 million this quarter. This business encompasses airlines, aerospace (primarily airports and aviation products) and general aviation classes. In addition, we had continued growth in our professional liability line of business, driven by the expansion of new initiatives. However, this growth was partially offset by $7.1 million of non-recurring premiums in our trade credit line of business recorded in 2012; and

•	Reinsurance: Gross premiums written increased by $19.3 million, or 16.1%. The increase was driven by new business in the specialty lines primarily written out of Asia and Latin America, combined with increased participations on renewing business and rate increases for certain lines of business.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
	($ in millions)
United States	$377.6	$312.9	$64.7	20.7%
Bermuda	111.1	108.9	2.2	2.0%
Europe	51.9	46.8	5.1	10.9%
Singapore	35.5	31.9	3.6	11.3%
Hong Kong	4.8	3.9	0.9	23.1%

	$580.9	$504.4	$76.5	15.2%

Net premiums written increased by $61.6 million, or 15.7%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 22.0% of gross premiums written for the three months ended September 30, 2013 compared to 22.4% for the same period in 2012.

Net premiums earned increased by $69.8 million, or 15.8%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of higher net premiums written in 2012 and 2013.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
U.S. insurance	53.1%	52.2%	40.7%	39.5%
International insurance	22.9%	24.0%	17.1%	19.3%
Reinsurance	24.0%	23.8%	42.2%	41.2%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $0.2 million, or 0.5%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase was due to an increase in the distributed and undistributed earnings of our equity method investments that we invested in at the end of 2012, as well as higher income from our hedge fund and private equity investments. This increase was partially offset by lower net investment income for our fixed maturity investments as we increased the allocation of our investment portfolio to other invested assets that contribute to our total return but carry little or no current yield. The annualized period book yield of the investment portfolio for the three months ended September 30, 2013 and 2012 was 1.9% and 1.9%, respectively.

As of September 30, 2013, we held 10.3% of our total investments and cash equivalents in other invested assets compared to 6.4% as of September 30, 2012.

Investment management expenses of $4.1 million and $3.7 million were incurred during the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, approximately 89.1% of our fixed income investments consisted of investment grade securities. As of September 30, 2013 and December 31, 2012, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended September 30,
	2013	2012
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$(4.8)	$12.9
Equity securities, trading	13.9	7.5
Other invested assets: hedge funds and private equity, trading	2.1	0.2

Total net realized gains on sale	11.2	20.6

Net realized and unrealized losses on derivatives	(4.2)	(1.0)

Mark-to-market gains (losses):
Fixed maturity investments, trading	30.4	99.8
Equity securities, trading	(17.2)	18.9
Other invested assets: hedge funds and private equity, trading	7.3	11.5

Total mark-to-market gains	20.5	130.2

Net realized investment gains	$27.5	$149.8

The total return of our investment portfolio was 0.8% and 2.2% for the three months ended September 30, 2013 and 2012, respectively. The decrease in total return is primarily due to lower mark-to-market gains on our fixed maturity, mark-to-market losses on our equity securities and lower realized gains from the sale of investments. The lower mark-to-market gains on our fixed maturity securities were caused by modest increases in interest rates on our fixed income portfolio during the three months ended September 30, 2013 compared to the same period in 2012. The rising interest rate environment also negatively impacted our dividend focused equity portfolio, which underperformed the S&P 500 for the quarter.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $18.1 million, or 7.0%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The loss and loss expense ratio decreased by 4.5 percentage points for the same period. The increase in net loss and loss expenses was due to growth in net premiums earned, partially offset by higher net favorable prior year reserve development in 2013.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 66.2% and 71.4% for the three months ended September 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 5.2 points was primarily due to fewer current year reported large losses in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The reported large losses were $25.2 million for the three months ended September 30, 2013 compared to $53.7 million for the same period in 2012. The reported large losses in the three months ended September 30, 2012 included approximately $40.0 million of crop reinsurance-related losses and loss expenses related to drought conditions across much of the United States and $5.0 million for Hurricane Isaac.

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

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Dollar	Change in Percentage
	Amount	% of NPE (1)	Amount	% of NPE (1)	Change	Points
			($ in millions)
Non-catastrophe	$338.4	66.2%	$310.1	70.3%	$28.3	(4.1)	Pts
Property catastrophe	—	—	5.0	1.1	(5.0)	(1.1)

Current period	338.4	66.2	315.1	71.4	23.3	(5.2)
Prior period	(61.4)	(12.0)	(56.2)	(12.7)	(5.2)	0.7

Net losses and loss expenses	$277.0	54.2%	$258.9	58.7%	$18.1	(4.5)	Pts

(1)	“NPE” means net premiums earned.

We recorded net favorable reserve development related to prior years of $61.4 million during the three months ended September 30, 2013 compared to net favorable reserve development of $56.2 million for the three months ended September 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2013

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
U.S. insurance	$(3.0)	$(0.6)	$(1.1)	$(6.1)	$(5.5)	$(2.9)	$(3.5)	$(4.8)	$13.2	$18.1	$3.8
International insurance	0.2	(1.2)	3.2	(4.0)	(8.6)	(4.7)	(5.9)	(4.1)	(2.1)	(2.5)	(29.7)
Reinsurance	(1.6)	(2.4)	1.5	—	0.2	(2.1)	(2.0)	(2.6)	(12.1)	(14.4)	(35.5)

	$(4.4)	$(4.2)	$3.6	$(10.1)	$(13.9)	$(9.7)	$(11.4)	$(11.5)	$(1.0)	$1.2	$(61.4)

The unfavorable reserve development for the 2011 loss year for our U.S. insurance segment was primarily due to adverse development on reported claims in our healthcare and errors and omissions (“E&O”) products. The unfavorable reserve development for the 2012 loss year for our U.S. insurance segment was primarily due to adverse development on reported claims in our healthcare, private/not for profit directors’ and officers’ (“D&O”) and lawyers E&O. In response to the underwriting experience in these lines, we continue to take rate action, as well as make changes to policy terms and conditions, resulting in flat or reduced gross premiums written but reduced exposures.

The additions to the 2011 and 2012 loss years noted above are consistent with our practice of addressing unfavorable loss emergence early in our long-tail lines of business. We tend to recognize favorable loss emergence more slowly in our long-tail lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

The favorable reserve development for the reinsurance segment was primarily related to our property reinsurance line of business, and included favorable reserve development related to recent catastrophic events that occurred in 2010 through 2012.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended September 30, 2012.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2012

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$0.1	$—	$(1.7)	$(7.1)	$(6.0)	$(2.7)	$1.7	$4.4	$3.1	$(8.2)
International insurance	(1.0)	(2.7)	9.9	(15.5)	(12.7)	(8.9)	(1.9)	(0.8)	(5.4)	(39.0)
Reinsurance	(1.0)	(0.2)	2.8	(1.7)	(6.7)	(2.4)	(0.8)	7.5	(6.5)	(9.0)

	$(1.9)	$(2.9)	$11.0	$(24.3)	$(25.4)	$(14.0)	$(1.0)	$11.1	$(8.8)	$(56.2)

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

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended
	September 30,		Dollar
	2013	2012	Change
	($ in millions)
Net losses paid	$243.7	$195.8	$47.9
Net change in reported case reserves	(15.7)	4.9	(20.6)
Net change in IBNR	49.0	58.2	(9.2)

Net losses and loss expenses	$277.0	$258.9	$18.1

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	September 30,
	2013	2012
	($ in millions)
Net reserves for losses and loss expenses, July 1	$4,517.3	$4,303.9
Incurred related to:
Current period non-catastrophe	338.4	310.1
Current period property catastrophe	—	5.0
Prior period	(61.4)	(56.2)

Total incurred	277.0	258.9

Paid related to:
Current period non-catastrophe	30.5	16.3
Prior period	213.2	179.5

Total paid	243.7	195.8
Foreign exchange revaluation	4.1	6.3

Net reserve for losses and loss expenses, September 30	4,554.7	4,373.3
Losses and loss expenses recoverable	1,226.1	1,077.5

Reserve for losses and loss expenses, September 30	$5,780.8	$5,450.8

Acquisition Costs

Acquisition costs increased by $14.0 million, or 27.4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in acquisition costs was consistent with the growth in premiums, as well as higher profit commission accruals during the current quarter as compared to the same period last year. Acquisition costs as a percentage of net premiums earned were 12.7% for the three months ended September 30, 2013 compared to 11.6% for the same period in 2012. The increase in the acquisition cost ratio is driven by the increased profit commission accruals in our U.S. insurance and reinsurance segments, as well as the impact of the retrocessional reinsurance catastrophe cover in our reinsurance segment put in place in the current year. The retrocessional reinsurance catastrophe cover reduced net premiums earned but did not have any offsetting ceding commission income, and therefore resulted in an increase to the acquisition cost ratio.

General and Administrative Expenses

General and administrative expenses increased by $10.0 million, or 12.7%, for the three months ended September 30, 2013 compared to the same period in 2012. Our general and administrative expense ratio was 17.3% and 17.8% for the three months ended September 30, 2013 and 2012, respectively. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 15% to support our continued growth as well as higher stock-based compensation expense. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each award at the period ending share price. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price increased 9% for the three months ended September 30, 2013, compared to a 3% decrease for the same period in 2012. We also increased stock-based compensation expense for our performance-based compensation as profitability is expected to exceed targeted levels.

Amortization of Intangible Assets

The amortization of intangible assets was unchanged for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Interest Expense

Interest expense increased by $0.3 million, or 2.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net Income

Net income for the three months ended September 30, 2013 was $122.8 million compared to net income of $219.6 million for the three months ended September 30, 2012. The $96.8 million decrease was primarily the result of the $122.3 million decrease in realized investment gains for the three months ended September 30, 2013 compared to the same period in 2012. This was partially offset by an increase in underwriting income of $27.7 million. Income tax expense for the three months ended September 30, 2013 decreased by $1.4 million, or 20.0%, compared to the three months ended September 30, 2012. The decrease in income tax expense is due to lower taxable income in our U.S. operations.

Comparison of Nine Months Ended September 30, 2013 and 2012

Premiums

Gross premiums written increased by $351.0 million, or 19.2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The overall increase in gross premiums written was primarily the result of the following:

•	U.S. insurance: Gross premiums written increased by $138.7 million, or 18.9%. The increase in gross premiums written was primarily due to new business across existing lines that added $296.8 million, combined with premium rate increases in all lines of business. Growth from new lines of business introduced in 2013, such as primary construction and surety, contributed a further $8.2 million for the period;

•	International insurance: Gross premiums written increased by $35.5 million, or 8.5%, primarily as a result of increased premiums from new initiatives, such as retail property and small- to medium-sized enterprise (“SME”) insurance products, and our expansion into aviation during the third quarter. This was combined with growth in existing lines of business, such as healthcare and professional liability, and premium rate increases in select lines of business; and

•	Reinsurance: Gross premiums written increased by $176.8 million, or 26.0%. The increase in gross premiums written was primarily due to new business in the specialty lines primarily written out of Asia and Latin America, as well as increased participations on renewing business combined with premium rate increases.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
United States	$1,296.2	$1,051.4	$244.8	23.3%
Bermuda	550.8	484.3	66.5	13.7%
Europe	198.7	182.2	16.5	9.1%
Singapore	122.5	101.2	21.3	21.0%
Hong Kong	15.0	13.1	1.9	14.5%

	$2,183.2	$1,832.2	$351.0	19.2%

Net premiums written increased by $254.2 million, or 17.2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.8% of gross premiums written for the nine months ended September 30, 2013 compared to 19.5% for the same period in 2012. The increase was primarily due to our purchase of a new collateralized retrocessional catastrophe cover in our reinsurance segment and a new property catastrophe coverage for U.S. insurance and international insurance segments. Both of these reinsurance coverages increased the ceded percentage by 1.4 percentage points.

Net premiums earned increased by $208.6 million, or 16.4%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of higher net premiums written in 2012 and 2013.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
U.S. insurance	39.9%	40.1%	40.0%	38.5%
International insurance	20.8%	22.8%	17.5%	19.5%
Reinsurance	39.3%	37.1%	42.5%	42.0%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $18.5 million, or 14.4%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease was due to lower net investment income on our fixed maturity investments as we have increased the allocation of our investment portfolio to other invested assets, which contribute to our total return but carry little or no current yield. This was partially offset by the distributed and undistributed earnings of the equity method investments that we invested in at the end of 2012, as well as higher net investment income from our hedge fund and private equity investments. The annualized period book yield of the investment portfolio for the nine months ended September 30, 2013 and 2012 was 1.8% and 2.1%, respectively.

Investment management expenses of $12.2 million and $12.0 million were incurred during the nine months ended September 30, 2013 and 2012, respectively.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Nine Months Ended
	September 30,
	2013	2012
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$24.7	$77.4
Equity securities, trading	30.1	6.5
Other invested assets: hedge funds and private equity, trading	16.8	(8.1)

Total net realized gains on sale	71.6	75.8

Net realized and unrealized gains (losses) on derivatives	3.4	(0.2)

Mark-to-market gains (losses):
Fixed maturity investments, trading	(101.2)	144.0
Equity securities, trading	(18.6)	38.5
Other invested assets: hedge funds and private equity, trading	36.7	33.9

Total mark-to-market gains	(83.1)	216.4

Net realized investment (losses) gains	$(8.1)	$292.0

The total return of our investment portfolio was 1.2% and 4.9% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in total return is primarily due to mark-to-market losses on our fixed maturity investments and equity securities. The mark-to-market losses on our fixed maturity investments were caused by higher interest rates combined with widening credit spreads on our fixed income portfolio. During the period, the yield on the 10-year U.S. treasury increased by 78 basis points, which contributed to the higher interest rates. The rising interest rate environment also negatively impacted our dividend focused equity portfolio, which underperformed the S&P 500 for the period.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $82.8 million, or 11.4%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The loss and loss expense ratio decreased by 2.4 percentage points for the same period. The increase in net loss and loss expenses was due to the growth in net premiums earned, partially offset by higher net favorable prior year reserve development.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 64.9% and 67.7% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 2.8 points was primarily due to fewer reported current year severe losses in the nine months ended September 30, 2013 compared to the same period in 2012.

	Nine Months Ended		Nine Months Ended			Change in
	September 30, 2013		September 30, 2012		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$961.2	64.9%	$857.1	67.3%	$104.1	(2.4)	Pts
Property catastrophe	—	—	5.0	0.4	(5.0)	(0.4)

Current period	961.2	64.9	862.1	67.7	99.1	(2.8)
Prior period	(153.9)	(10.4)	(137.6)	(10.8)	(16.3)	0.4

Net losses and loss expenses	$807.3	54.5%	$724.5	56.9%	$82.8	(2.4)	Pts

We recorded net favorable reserve development related to prior years of $153.9 million during the nine months ended September 30, 2013 compared to net favorable reserve development of $137.6 million for the nine months ended September 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2013

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
U.S. insurance	$(3.1)	$(2.7)	$(4.6)	$(7.2)	$(18.5)	$(17.1)	$(6.5)	$(12.1)	$30.9	$52.3	$11.4
International insurance	6.1	(4.1)	(1.1)	(14.9)	(18.9)	(14.6)	(6.5)	(9.6)	(11.8)	(9.7)	(85.1)
Reinsurance	(1.4)	(3.8)	(1.6)	1.1	(2.0)	(9.0)	(1.6)	(4.7)	(15.0)	(42.2)	(80.2)

	$1.6	$(10.6)	$(7.3)	$(21.0)	$(39.4)	$(40.7)	$(14.6)	$(26.4)	$4.1	$0.4	$(153.9)

The unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare and E&O products. The healthcare emergence was largely driven by three severe claims, as well as higher than expected loss emergence on reported claims. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency, as well as higher than expected loss emergence on reported claims. In response to the underwriting experience in these lines, we continue to take rate action, as well as make changes to policy terms and conditions, resulting in flat or reduced gross premiums written but reduced exposures.

The additions to the 2011 and 2012 loss years noted above are consistent with our practice of addressing unfavorable loss emergence early in our long-tail lines of business. We tend to recognize favorable loss emergence more slowly in our long-tail lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

The favorable reserve development for our reinsurance segment was due to lower than expected reported losses in our property reinsurance line of business, including favorable loss reserve development related to recent catastrophic events that occurred in 2010 through 2012.

The following table shows the net favorable reserve development by loss year for each of our segments for the nine months ended September 30, 2012.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2012

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$—	$(1.2)	$(5.5)	$(17.5)	$(24.4)	$(1.6)	$(3.6)	$13.7	$18.5	$(21.6)
International insurance	2.3	(8.5)	(0.6)	(43.8)	(30.1)	(14.3)	(3.7)	(7.4)	17.7	(88.4)
Reinsurance	(0.2)	(1.0)	(4.8)	(8.7)	(18.2)	(4.0)	1.1	6.2	2.0	(27.6)

	$2.1	$(10.7)	$(10.9)	$(70.0)	$(72.7)	$(19.9)	$(6.2)	$12.5	$38.2	$(137.6)

The net favorable reserve development is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our U.S. insurance segment for the 2010 and 2011 loss years was primarily due to adverse development on a program that commenced writing in 2008 and was terminated during 2011. We also experienced adverse development for the 2011 loss year for certain E&O products. The unfavorable reserve development in our international insurance segment for loss year 2011 was due to adverse development on an individual claim, estimated to reach our full limit of $20.0 million, net of reinsurance.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Nine Months Ended
	September 30,		Dollar
	2013	2012	Change
	($ in millions)
Net losses paid	$751.2	$578.1	$173.1
Net change in reported case reserves	(24.9)	51.9	(76.8)
Net change in IBNR	81.0	94.5	(13.5)

Net losses and loss expenses	$807.3	$724.5	$82.8

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables

	Nine Months Ended
	September 30,
	2013	2012
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,504.4	$4,222.2
Incurred related to:
Current period non-catastrophe	961.2	857.1
Current period property catastrophe	—	5.0
Prior period	(153.9)	(137.6)

Total incurred	807.3	724.5

Paid related to:
Current period non-catastrophe	55.0	36.1
Prior period	696.2	542.0

Total paid	751.2	578.1
Foreign exchange revaluation	(5.8)	4.7

Net reserve for losses and loss expenses, September 30	4,554.7	4,373.3
Losses and loss expenses recoverable	1,226.1	1,077.5

Reserve for losses and loss expenses, September 30	$5,780.8	$5,450.8

Acquisition Costs

Acquisition costs increased by $36.6 million, or 24.4%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in acquisition costs was consistent with the growth in premiums. Acquisition costs as a percentage of net premiums earned were 12.6% for the nine months ended September 30, 2013 compared to 11.8% for the same period in 2012. The increase in the acquisition cost ratio is driven by the increased profit commission accruals in our U.S. insurance and reinsurance segments, as well as the impact of the retrocessional reinsurance catastrophe cover in our reinsurance segment put in place in the current year. The retrocessional reinsurance catastrophe cover reduced net premiums earned but did not have any offsetting ceding commission income, and therefore resulted in an increase to the acquisition cost ratio.

General and Administrative Expenses

General and administrative expenses increased by $28.8 million, or 12.9%, for the nine months ended September 30, 2013 compared to the same period in September 30, 2012. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 15% during the nine months ended September 30, 2013 compared to the same period in 2012 as well as higher stock-based compensation expense. Our share price increased 26% for the nine months ended September 30, 2013, compared to a 23% increase for the same period in 2012. We also increased stock-based compensation expense for our performance-based compensation as profitability is expected to exceed targeted levels.

Our general and administrative expense ratio was 17.0% for the nine months ended September 30, 2013 compared to 17.5% for the nine months ended September 30, 2012. The decrease was due to the growth in net premiums earned being greater than the increase in expenses.

Amortization of Intangible Assets

The amortization of intangible assets was unchanged for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Interest Expense

Interest expense increased by $0.8 million, or 1.9%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net Income

Net income for the nine months ended September 30, 2013 was $280.0 million compared to $534.2 million for the nine months ended September 30, 2012. The $254.2 million decrease was primarily the result of the $300.1 million decrease in realized investment gains for the nine months ended September 30, 2013 compared to the same period in 2012, partially offset by the $60.4 million increase in underwriting income. Income tax expense for the nine months ended September 30, 2013 decreased by $12.3 million, or 66.1%, compared to the nine months ended September 30, 2012. The decrease in income tax expense is due to lower taxable income in our U.S. operations.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions)
Revenues
Gross premiums written	$308.7	$263.1	$872.0	$733.3
Net premiums written	238.8	200.8	652.5	551.3
Net premiums earned	207.6	174.0	593.5	490.1
Expenses
Net losses and loss expenses	$141.2	$109.1	$398.9	$309.9
Acquisition costs	28.4	22.7	78.8	63.9
General and administrative expenses	41.7	37.4	119.5	103.2
Underwriting (loss) income	(3.7)	4.8	(3.7)	13.1
Ratios
Loss and loss expense ratio	68.0%	62.7%	67.2%	63.2%
Acquisition cost ratio	13.7%	13.0%	13.3%	13.0%
General and administrative expense ratio	20.0%	21.5%	20.1%	21.0%

Expense ratio	33.7%	34.5%	33.4%	34.0%

Combined ratio	101.7%	97.2%	100.6%	97.2%

Comparison of Three Months Ended September 30, 2013 and 2012

Premiums. Gross premiums written increased by $45.6 million, or 17.3%, for the three months ended September 30, 2013 compared to the same period in 2012. The increase in gross premiums written was primarily due to new business across existing lines that added $102.9 million during the quarter combined with premium rate increases in all lines of business. The increase in new business for the quarter was primarily driven by our general casualty, programs, and inland marine lines of business. Our new lines of business, primary construction and surety, contributed a further $8.1 million in new business.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	($ in millions)
General casualty	$107.2	$77.9	$29.3	37.6%
Professional liability	66.2	66.4	(0.2)	(0.3%)
Healthcare	43.4	52.3	(8.9)	(17.0%)
Programs	41.1	32.2	8.9	27.6%
General property	18.7	15.7	3.0	19.1%
Other*	32.1	18.6	13.5	72.6%

	$308.7	$263.1	$45.6	17.3%

*	Includes our inland marine, environmental, primary construction, mergers and acquisitions and surety lines of business

Net premiums written increased by $38.0 million, or 18.9%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 22.6% of gross premiums written for the three months ended September 30, 2013 compared to 23.7% for the same period in 2012.

Net premiums earned increased by $33.6 million, or 19.3%, for the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to the growth of our U.S. insurance operations during 2012 and 2013.

Net losses and loss expenses. Net losses and loss expenses increased by $32.1 million, or 29.4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The loss and loss expense ratio increased by 5.3 percentage points for the same period. The increase in net losses and loss expenses was mostly due to growth in the U.S. insurance segment, combined with unfavorable prior year reserve development in the three months ended September 30, 2013 compared to favorable prior year reserve development in the three months ended September 30, 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 66.2% and 67.4% for the three months ended September 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 1.2 points was due to the absence of any reported significant losses in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, which had recorded significant losses of $6.5 million, which included a loss from Hurricane Isaac of $1.7 million.

	Three Months Ended		Three Months Ended			Change in
	September 30, 2013		September 30, 2012		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$137.4	66.2%	$115.6	66.4%	$21.8	(0.2)	Pts
Property catastrophe	—	—	1.7	1.0	(1.7)	(1.0)

Current period	137.4	66.2	117.3	67.4	20.1	(1.2)
Prior period	3.8	1.8	(8.2)	(4.7)	12.0	6.5

Net losses and loss expenses	$141.2	68.0%	$109.1	62.7%	$32.1	5.3	Pts

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $3.8 million during the three months ended September 30, 2013 compared to net favorable reserve development of $8.2 million for the three months ended September 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2013

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$—	$—	$—	$—	$(4.6)	$—	$(0.3)	$—	$0.6	$3.0	$(1.3)
Programs	—	—	—	—	(0.2)	(1.7)	(1.2)	(1.4)	0.5	0.5	(3.5)
General property	—	0.6	(0.2)	3.2	—	—	—	0.2	(0.2)	(1.0)	2.6
Healthcare	(3.0)	(0.8)	0.2	—	—	(2.1)	(2.3)	—	10.1	5.1	7.2
Professional liability	—	(0.4)	(1.1)	(9.3)	(0.7)	0.9	0.3	(3.6)	2.4	10.5	(1.0)
Other	—	—	—	—	—	—	—	—	(0.2)	—	(0.2)

	$(3.0)	$(0.6)	$(1.1)	$(6.1)	$(5.5)	$(2.9)	$(3.5)	$(4.8)	$13.2	$18.1	$3.8

The unfavorable reserve development for the 2011 loss year was primarily due to adverse development on reported claims in our healthcare and E&O products. The unfavorable reserve development for the 2012 loss year was primarily due to adverse development on reported claims in our healthcare, private/not for profit D&O and lawyers E&O. In response to the underwriting experience in these lines, we continue to take rate action, as well as make changes to policy terms and conditions, resulting in flat or reduced gross premiums written but reduced exposures. We also recorded unfavorable loss reserve development in our general property line of business for the 2006 loss year due to adverse development on an individual claim.

The additions to the 2011 and 2012 loss years noted above are consistent with our practice of addressing unfavorable loss emergence early in our long-tail lines of business. We tend to recognize favorable loss emergence more slowly in our long-tail lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2012

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(0.3)	$(0.6)	$(0.2)	$(3.9)	$(0.2)	$(1.4)	$(0.2)	$—	$—	$(6.8)
Programs	—	—	—	(0.7)	(0.9)	0.6	3.5	6.5	4.3	13.3
General property	—	0.3	—	(0.1)	—	—	—	(0.1)	(0.1)	—
Healthcare	1.4	1.7	(0.7)	(1.5)	(1.6)	(0.8)	(0.1)	(0.4)	(0.7)	(2.7)
Professional liability	(1.0)	(1.4)	(0.8)	(0.9)	(3.3)	(1.1)	(1.5)	(1.6)	(0.4)	(12.0)
Other	—	—	—	—	—	—	—	—	—	—

	$0.1	$—	$(1.7)	$(7.1)	$(6.0)	$(2.7)	$1.7	$4.4	$3.1	$(8.2)

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

Acquisition costs. Acquisition costs increased by $5.7 million, or 25.1%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase was driven by the growth in premiums and increased profit commission accruals in our program line of business. The acquisition cost ratio was 13.7% and 13.0% for the three months ended September 30, 2013 and 2012, respectively, due to the increased profit commission accruals.

General and administrative expenses. General and administrative expenses increased by $4.3 million, or 11.5%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase was due to the continued growth of the U.S. insurance operations as we continue to increase our headcount, as well as increased stock compensation expense. The general and administrative ratio decreased to 20.0% for the three months ended September 30, 2013 from 21.5% for the same period in 2012, reflecting the higher growth in net premiums earned relative to expenses in 2013.

Comparison of Nine Months Ended September 30, 2013 and 2012

Premiums. Gross premiums written increased by $138.7 million, or 18.9%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in gross premiums written was primarily due to new business across existing lines that added $296.8 million during the nine months ended September 30, 2013, combined with premium rate increases in all lines of business. Growth from new products introduced in 2013, such as primary construction and surety, contributed a further $16.2 million for the period.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
General casualty	$271.5	$204.6	$66.9	32.7%
Professional liability	193.7	192.3	1.4	0.7%
Healthcare	143.4	145.6	(2.2)	(1.5%)
Programs	107.7	81.1	26.6	32.8%
General property	74.0	71.3	2.7	3.8%
Other*	81.7	38.4	43.3	112.8%

	$872.0	$733.3	$138.7	18.9%

* Includes our inland marine, environmental, primary construction, mergers and acquisitions and surety lines of business

Net premiums written increased by $101.2 million, or 18.4%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 25.2% of gross premiums written for the nine months ended September 30, 2013 compared to 24.8% for the same period in 2012. The increase in the ceded written percentage is primarily due to the purchase of new reinsurance in our program line of business as well as in our surety and primary general liability construction lines of business. We also purchased a new property catastrophe coverage during 2013.

Net premiums earned increased by $103.4 million, or 21.1%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to the growth of our U.S. insurance operations during 2013 and 2012.

Net losses and loss expenses. Net losses and loss expenses increased by $89.0 million, or 28.7%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The loss and loss expense ratio increased by 4.0 percentage points for the same period. The increase in net losses and loss expenses was primarily due to growth in the U.S. insurance segment and unfavorable prior year reserve development in 2013 compared to favorable prior year reserve development in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 65.3% and 67.6% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the loss and loss expense ratio of 2.3 points was primarily due to fewer reported current year large losses in the nine months ended September 30, 2013 compared to the same period in 2012.

	Nine Months Ended		Nine Months Ended			Change in
	September 30, 2013		September 30, 2012		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
	($ in millions)
Non-catastrophe	$387.5	65.3%	$329.8	67.3%	$57.7	(2.0)	Pts
Property catastrophe	—	—	1.7	0.3	(1.7)	(0.3)

Current period	387.5	65.3	331.5	67.6	56.0	(2.3)
Prior period	11.4	1.9	(21.6)	(4.4)	33.0	6.3

Net losses and loss expenses	$398.9	67.2%	$309.9	63.2%	$89.0	4.0	Pts

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $11.4 million during the nine months ended September 30, 2013 compared to net favorable reserve development of $21.6 million for the nine months ended September 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2013

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$—	$(0.7)	$(0.5)	$—	$(9.1)	$(3.1)	$(0.2)	$—	$2.6	$3.5	$(7.5)
Programs	—	—	—	(1.4)	(3.5)	(1.5)	(1.9)	(4.1)	(0.1)	3.3	(9.2)
General property	—	0.7	(0.2)	3.5	(0.2)	(1.3)	(1.3)	—	1.3	1.0	3.5
Healthcare	(3.1)	(1.8)	(1.4)	(2.7)	(2.3)	(8.3)	(3.5)	(1.6)	23.2	14.1	12.6
Professional liability	—	(0.9)	(2.5)	(6.6)	(3.4)	(2.9)	0.4	(6.3)	4.5	28.8	11.1
Other	—	—	—	—	—	—	—	(0.1)	(0.6)	1.6	0.9

	$(3.1)	$(2.7)	$(4.6)	$(7.2)	$(18.5)	$(17.1)	$(6.5)	$(12.1)	$30.9	$52.3	$11.4

The unfavorable reserve development for the 2011 and 2012 loss years was due to adverse development on reported claims, primarily in our healthcare, private/not for profit D&O and E&O products. The healthcare emergence was largely driven by three large claims, as well as adverse development on reported claims. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency, as well as adverse development on reported claims. In response to the underwriting experience in these lines, we continue to take rate action, as well as make changes to policy terms and conditions, resulting in flat or reduced gross premiums written but reduced exposures.

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2012

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(0.7)	$0.3	$(0.8)	$(12.0)	$(0.3)	$(2.4)	$(0.6)	$(0.1)	$—	$(16.6)
Programs	—	—	—	(0.8)	(1.1)	—	3.5	13.8	8.1	23.5
General property	—	1.0	(0.3)	(0.1)	(0.2)	1.7	(0.4)	(0.6)	1.0	2.1
Healthcare	1.7	(1.0)	(3.3)	(3.8)	(4.4)	0.3	(1.8)	3.1	(0.2)	(9.4)
Professional liability	(1.0)	(1.5)	(1.1)	(0.8)	(18.4)	(1.2)	(4.3)	(2.5)	9.8	(21.0)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)

	$—	$(1.2)	$(5.5)	$(17.5)	$(24.4)	$(1.6)	$(3.6)	$13.7	$18.5	$(21.6)

The unfavorable reserve development for the 2010 and 2011 loss years was primarily due to adverse development on a program that commenced writing in 2008 and was terminated during 2011. This was partially offset by favorable development on our active programs. We also experienced adverse development for the 2011 loss year for certain E&O products.

Acquisition costs. Acquisition costs increased by $14.9 million, or 23.3%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was driven by the growth in premiums and increased profit commission accruals in our program line of business. The acquisition cost ratio increased to 13.3% for the nine months ended September 30, 2013 from 13.0% for the same period in 2012 due to the increase in the profit commission accruals.

General and administrative expenses. General and administrative expenses increased by $16.3 million, or 15.8%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to the continued growth of our U.S. insurance operations and higher stock compensation expenses. The general and administrative expense ratio decreased to 20.1% for the nine months ended September 30, 2013 from 21.0% in the same period in 2012 as a result of our increased net premiums earned.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($ in millions)
Revenues
Gross premiums written	$132.9	$121.3	$454.0	$418.5
Net premiums written	75.7	71.1	259.8	255.1
Net premiums earned	87.6	85.3	258.8	247.8
Expenses
Net losses and loss expenses	$31.1	$15.1	$91.0	$75.4
Acquisition costs	(0.3)	(0.3)	(1.5)	(1.4)
General and administrative expenses	26.5	22.9	75.4	67.0
Underwriting income	30.3	47.6	93.9	106.8
Ratios
Loss and loss expense ratio	35.5%	17.7%	35.2%	30.4%
Acquisition cost ratio	(0.3%)	(0.3%)	(0.6%)	(0.6%)
General and administrative expense ratio	30.2%	26.9%	29.1%	27.0%

Expense ratio	29.9%	26.6%	28.5%	26.4%

Combined ratio	65.4%	44.3%	63.7%	56.8%

Comparison of Three Months Ended September 30, 2013 and 2012

Premiums. Gross premiums written increased by $11.6 million, or 9.6%, for the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to premiums of $13.1 million in our new aviation line of business. Effective October 1, 2013, we acquired the renewal rights to a book of aviation business from Markel International that was written through Lloyd’s Syndicate 1400 and Markel Europe plc. In conjunction with the renewal rights agreement, in August we assumed the unexpired inforce aviation business from Markel International, which resulted in gross premiums written of $13.1 million this quarter. This business encompasses airlines, aerospace (primarily airports and aviation products) and general aviation classes. In addition, professional liability added $6.0 million, driven by the expansion of new initiatives, such as our Bermuda employment practices liability and European SME insurance products. However, this growth was partially offset by $7.1 million of non-recurring premiums for our trade credit line of business recorded in 2012.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	($ in millions)
Professional liability	$43.8	$37.8	$6.0	15.9%
General casualty	28.7	32.6	(3.9)	(12.0%)
General property	22.6	22.2	0.4	1.8%
Healthcare	18.6	17.8	0.8	4.5%
Aviation	13.1	—	13.1	n/a
Other*	6.1	10.9	(4.8)	(44.0%)

	$132.9	$121.3	$11.6	9.6%

*	Includes our trade credit line of business

Net premiums written increased by $4.6 million, or 6.5%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in net premiums written was due to higher gross premiums written, partially offset by higher ceded premiums. We ceded 43.0% of gross premiums written for the three months ended September 30, 2013 compared to 41.4% for the three months ended September 30, 2012. The increase was due to higher quota share cessions on our 2013 renewals for general casualty, general property and trade credit lines of business.

Net premiums earned increased by $2.3 million, or 2.7%, primarily due to higher net premiums written in the latter half of 2012 and the nine months ended September 30, 2013.

Net losses and loss expenses. Net losses and loss expenses increased by $16.0 million, or 106.0%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The loss and loss expense ratio increased by 17.8 percentage points for the same period. The increase in net losses and loss expenses was primarily due to higher net premiums earned and lower net favorable prior year reserve development in 2013 compared to the same period in 2012. This was partially offset by the $2.3 million property catastrophe loss from Hurricane Isaac in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 69.4% and 63.4% for the three months ended September 30, 2013 and 2012, respectively. The increase was primarily due to $8.2 million of significant reported losses in 2013 which increased the loss and loss expense ratio by 9.4 percentage points, partially offset by lower property catastrophe losses in 2013.

	Three Months Ended		Three Months Ended			Change in
	September 30, 2013		September 30, 2012		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$60.8	69.4%	$51.8	60.7%	$9.0	8.7	Pts
Property catastrophe	—	—	2.3	2.7	(2.3)	(2.7)

Current period	60.8	69.4	54.1	63.4	6.7	6.0
Prior period	(29.7)	(33.9)	(39.0)	(45.7)	9.3	11.8

Net losses and loss expenses	$31.1	35.5%	$15.1	17.7%	$16.0	17.8	Pts

Overall, our international insurance segment recorded net favorable reserve development of $29.7 million during the three months ended September 30, 2013 compared to net favorable reserve development of $39.0 million for the three months ended September 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2013

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$0.7	$(0.6)	$(1.4)	$(2.3)	$(1.8)	$(4.1)	$(0.6)	$(2.9)	$(0.1)	$—	$(13.1)
General property	—	—	3.4	(0.1)	(0.1)	(0.1)	(0.1)	(0.8)	(1.3)	(2.5)	(1.6)
Professional liability	0.2	(0.4)	1.4	(1.1)	(3.6)	(0.2)	(0.3)	(0.2)	(0.4)	—	(4.6)
Healthcare	(0.7)	(0.2)	(0.2)	(0.5)	(3.1)	(0.3)	(4.9)	(0.2)	(0.3)	—	(10.4)

	$0.2	$(1.2)	$3.2	$(4.0)	$(8.6)	$(4.7)	$(5.9)	$(4.1)	$(2.1)	$(2.5)	$(29.7)

We recorded unfavorable loss reserve development in our general property line of business for the 2005 loss year due to adverse development on an individual energy claim.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2012

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(0.8)	$(2.6)	$12.8	$(3.5)	$(9.5)	$(1.1)	$(1.6)	$—	$—	$(6.3)
General property	—	0.6	(0.1)	1.3	(0.5)	—	(0.3)	(0.8)	(5.4)	(5.2)
Professional liability	—	(0.5)	(1.9)	(12.5)	(2.0)	(4.1)	—	—	—	(21.0)
Healthcare	(0.2)	(0.2)	(0.9)	(0.8)	(0.7)	(3.7)	—	—	—	(6.5)

	$(1.0)	$(2.7)	$9.9	$(15.5)	$(12.7)	$(8.9)	$(1.9)	$(0.8)	$(5.4)	$(39.0)

The unfavorable reserve development for the 2005 loss year for the three months ended September 30, 2012 was primarily due to two product liability claims within our general casualty line of business.

Acquisition costs. Acquisition costs were unchanged, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The acquisition cost ratio was negative 0.3% for the three months ended September 30, 2013 and 2012. The negative cost represents ceding commissions received on ceded premiums in excess of the brokerage fees and commissions paid on gross premiums written.

General and administrative expenses. General and administrative expenses increased by $3.6 million, or 15.7%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in general and administrative expenses was primarily due to higher compensation costs as we increased headcount, particularly in our London office, and the impact of the 9% increase in our share price during the quarter on stock compensation expense. The general and administrative expense ratio was 30.2% and 26.9% for the three months ended September 30, 2013 and 2012, respectively. The increase in the general and administrative expense ratio was due to the higher expenses that outpaced the growth in net premiums earned.

Comparison of Nine Months Ended September 30, 2013 and 2012

Premiums. Gross premiums written increased by $35.5 million, or 8.5%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was driven by the continued expansion of new initiatives, such as SME, and the aviation business we assumed from Markel International during the third quarter, which added $13.1 million of gross premiums written. The professional liability and healthcare lines of business added $12.6 million and $8.2 million, respectively, with increased participations on renewing business, as well as new business and rate increases.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
Professional liability	$134.2	$121.6	$12.6	10.4%
General property	126.5	120.2	6.3	5.2%
General casualty	97.0	97.5	(0.5)	(0.5%)
Healthcare	66.3	58.1	8.2	14.1%
Aviation	13.1	—	13.1	n/a
Other*	16.9	21.1	(4.2)	(19.9%)

	$454.0	$418.5	$35.5	8.5%

*	Includes our trade credit line of business

Net premiums written increased by $4.7 million, or 1.8%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We ceded to reinsurers 42.8% of gross premiums written for the nine months ended September 30, 2013 compared to 39.0% for the nine months ended September 30, 2012. The increase was due to the higher quota share cessions on our 2013 renewals for general casualty, general property and trade credit lines of business.

Net premiums earned increased by $11.0 million, or 4.4%, primarily due to higher net premiums written in the latter half of 2012 and for the nine months ended September 30, 2013.

Net losses and loss expenses. Net losses and loss expenses increased by $15.6 million, or 20.7%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in net losses and loss expenses was primarily due to higher net premiums earned and lower net favorable prior year reserve development. The loss and loss expense ratio increased by 4.8 percentage points for the same period driven by lower net favorable prior year reserve development and higher large reported losses during the nine months ended September 30, 2013 compared to the same period in 2012.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 68.1% and 66.1% for the nine months ended September 30, 2013 and 2012, respectively. The increase was due to higher large reported losses in 2013 compared to 2012. The reported large losses of $14.4 million in 2013 added 5.6 percentage points to the loss and loss expense ratio. The reported large losses of $9.1 million in 2012, of which $2.3 million related to Hurricane Isaac, added 3.7 percentage points to the loss and loss expense ratio.

	Nine Months Ended		Nine Months Ended			Change in
	September 30, 2013		September 30, 2012		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$176.1	68.1%	$161.5	65.2%	$14.6	2.9	Pts
Property catastrophe	—	—	2.3	0.9	(2.3)	(0.9)

Current period	176.1	68.1	163.8	66.1	12.3	2.0
Prior period	(85.1)	(32.9)	(88.4)	(35.7)	3.3	2.8

Net losses and loss expenses	$91.0	35.2%	$75.4	30.4%	$15.6	4.8	Pts

Overall, our international insurance segment recorded net favorable reserve development of $85.1 million during the nine months ended September 30, 2013 compared to net favorable reserve development of $88.4 million for the nine months ended September 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2013

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$7.0	$1.8	$(8.4)	$(9.0)	$(10.5)	$(8.8)	$(1.8)	$(3.1)	$(0.1)	$0.9	$(32.0)
General property	—	—	3.3	(0.3)	1.0	(1.1)	(3.6)	(4.8)	(10.8)	(10.6)	(26.9)
Professional liability	(0.1)	(5.4)	4.7	(4.0)	(14.5)	0.1	(6.8)	(0.6)	(0.5)	—	(27.1)
Healthcare	(0.8)	(0.5)	(0.7)	(1.6)	5.1	(4.8)	5.7	(1.1)	(0.4)	—	0.9

	$6.1	$(4.1)	$(1.1)	$(14.9)	$(18.9)	$(14.6)	$(6.5)	$(9.6)	$(11.8)	$(9.7)	$(85.1)

The net favorable reserve development for loss years 2004 to 2012 is a result of actual loss emergence being lower than anticipated, in particular for our general property line of business for the 2011 and 2012 loss years. The unfavorable reserve development in our healthcare line in the 2007 and 2009 loss years was due to adverse development on individual claims.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2012

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$3.4	$(5.7)	$8.0	$(14.9)	$(16.7)	$(8.7)	$(1.6)	$—	$20.0	$(16.2)
General property	—	0.8	(1.6)	0.3	0.6	(2.2)	(2.1)	(7.4)	(2.3)	(13.9)
Professional liability	(0.2)	(2.8)	(5.0)	(27.6)	(9.2)	2.9	—	—	—	(41.9)
Healthcare	(0.9)	(0.8)	(2.0)	(1.6)	(4.8)	(6.3)	—	—	—	(16.4)

	$2.3	$(8.5)	$(0.6)	$(43.8)	$(30.1)	$(14.3)	$(3.7)	$(7.4)	$17.7	$(88.4)

The net favorable reserve development for loss years 2004 to 2010 is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our general casualty line for loss year 2011 was due to adverse development on an individual claim, estimated to reach our full limit of $20.0 million, net of reinsurance.

Acquisition costs. Acquisition costs decreased by $0.1 million, or 7.1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The acquisition cost ratio was negative 0.6% for the nine months ended September 30, 2013 and 2012.

General and administrative expenses. General and administrative expenses increased by $8.4 million, or 12.5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally. The general and administrative expense ratios for the nine months ended September 30, 2013 and 2012 were 29.1% and 27.0%, respectively.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions)
Revenues
Gross premiums written	$139.3	$120.0	$857.2	$680.4
Net premiums written	138.6	119.6	817.1	668.8
Net premiums earned	215.6	181.7	629.0	534.8
Expenses
Net losses and loss expenses	$104.7	$134.7	$317.4	$339.2
Acquisition costs	37.0	28.7	109.1	87.3
General and administrative expenses	20.4	18.3	56.9	52.8
Underwriting income	53.5	—	145.6	55.5
Ratios
Loss and loss expense ratio	48.5%	74.1%	50.5%	63.4%
Acquisition cost ratio	17.1%	15.8%	17.3%	16.3%
General and administrative expense ratio	9.5%	10.0%	9.1%	9.9%

Expense ratio	26.6%	25.8%	26.4%	26.2%

Combined ratio	75.1%	99.9%	76.9%	89.6%

Comparison of Three Months Ended September 30, 2013 and 2012

Premiums. Gross premiums written increased by $19.3 million, or 16.1%, for the three months ended September 30, 2013 compared to the same period in 2012. The increase was driven by new business in the specialty lines primarily written out of Asia and Latin America combined with increased participations on renewing business and rate increases. Property reinsurance gross premiums written increased by $13.2 million as North American property reinsurance grew by $5.2 million. International property reinsurance gross premiums written contributed a further $8.0 million. This increase in gross premiums written for our specialty reinsurance line of business was due to downward premium estimates on our crop reinsurance business of $11.7 million during the three months ended September 30, 2012 that did not occur in the current quarter.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
United States	$68.9	$49.7	$19.2	38.6%
Bermuda	27.2	26.3	0.9	3.4%
Europe	9.3	14.1	(4.8)	(34.0%)
Singapore	33.9	29.9	4.0	13.4%

	$139.3	$120.0	$19.3	16.1%

The decline in Europe was due to the transfer of business from Europe to the United States as we established our Lloyd’s coverholder in Miami, Florida.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
Property	$72.6	$59.4	$13.2	22.2%
Casualty	56.0	60.7	(4.7)	(7.7%)
Specialty	10.7	(0.1)	10.8	n/a

	$139.3	$120.0	$19.3	16.1%

Net premiums written increased by $19.0 million, or 15.9%, consistent with the increase in gross premiums written.

Net premiums earned increased by $33.9 million, or 18.7%, as a result of the increase in net premiums written during 2012 and the nine months ended September 30, 2013. Premiums related to our reinsurance business earn at a slower rate than those related to our direct insurance business. Direct insurance premiums typically earn ratably over the term of a policy. Reinsurance premiums under a risks-attaching reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a risks-attaching reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Property catastrophe premiums, crop reinsurance premiums and premiums from other treaties written on a losses-occurring basis generally earn ratably over the term of the reinsurance contract.

Net losses and loss expenses. Net losses and loss expenses decreased by $30.0 million, or 22.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The loss and loss expense ratio decreased by 25.6 percentage points for the same period. The decrease in net losses and loss expenses was due to higher prior year net favorable reserve development for the three months ended September 30, 2013 compared to the same period in 2012, partially offset by growth in business written.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 65.0% and 79.1% for the three months ended September 30, 2013 and 2012, respectively. The decrease was due to lower significant reported property losses of $14.9 million compared to $41.4 million in 2012, which included $40.0 million of crop reinsurance-related losses and loss expenses related to drought conditions across much of the United States.

	Three Months Ended		Three Months Ended			Change in
	September 30, 2013		September 30, 2012		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$140.2	65.0%	$142.7	78.5%	$(2.5)	(13.5)	Pts
Property catastrophe	—	—	1.0	0.6	(1.0)	(0.6)

Current period	140.2	65.0	143.7	79.1	(3.5)	(14.1)
Prior period	(35.5)	(16.5)	(9.0)	(5.0)	(26.5)	(11.5)

Net losses and loss expenses	$104.7	48.5%	$134.7	74.1%	$(30.0)	(25.6)	Pts

Overall, our reinsurance segment recorded net favorable reserve development of $35.5 million during the three months ended September 30, 2013 compared to net favorable reserve development of $9.0 million for the three months ended September 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2013

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
Property	$—	$0.1	$1.0	$—	$—	$—	$(0.4)	$(2.2)	$(6.0)	$(14.2)	$(21.7)
Casualty	(1.6)	(2.4)	0.6	0.1	0.3	(2.0)	(1.4)	(0.7)	(0.2)	0.4	(6.9)
Specialty	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)	0.3	(5.9)	(0.6)	(6.9)

	$(1.6)	$(2.4)	$1.5	$—	$0.2	$(2.1)	$(2.0)	$(2.6)	$(12.1)	$(14.4)	$(35.5)

The favorable reserve development for the 2011 and 2012 loss years for our reinsurance segment was largely due to lower than expected reported losses in our property line of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2012

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Property	$0.1	$(0.1)	$0.2	$0.1	$(2.5)	$(1.5)	$(1.6)	$0.2	$(7.4)	$(12.5)
Casualty	(0.9)	0.1	2.9	(1.1)	(2.8)	(0.9)	0.5	6.2	1.9	5.9
Specialty	(0.2)	(0.2)	(0.3)	(0.7)	(1.4)	—	0.3	1.1	(1.0)	(2.4)

	$(1.0)	$(0.2)	$2.8	$(1.7)	$(6.7)	$(2.4)	$(0.8)	$7.5	$(6.5)	$(9.0)

The unfavorable reserve development for the 2010 loss year was primarily due to adverse emergence on certain classes of U.S. casualty business.

Acquisition costs. Acquisition costs increased by $8.3 million, or 28.9%, for the three months ended September 30, 2013 compared to the three months ended 2012. The increase was due to the increase in net premiums written, as well as higher profit commission accruals. The acquisition cost ratio was 17.1% for the three months ended September 30, 2013 compared to 15.8% for the three months ended September 30, 2012. The increase is due to the increase in profit commission accruals, as well as the impact of the retrocessional reinsurance catastrophe cover put in place in the current year. The retrocessional reinsurance catastrophe cover reduced net premiums earned but did not have any offsetting ceding commission income, and therefore resulted in an increase to the acquisition cost ratio.

General and administrative expenses. General and administrative expenses increased by $2.1 million, or 11.5%, for the three months ended September 30, 2013 compared to the same period in 2012. The increase in general and administrative expenses is primarily due to increased stock-based compensation. The general and administrative expense ratios for the three months ended September 30, 2013 and 2012 were 9.5% and 10.0%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2013.

Comparison of Nine Months Ended September 30, 2013 and 2012

Premiums. Gross premiums written increased by $176.8 million, or 26.0%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in gross premiums written was primarily due to new business in the specialty lines primarily written out of Asia and Latin America, as well as increased participations on renewing business combined with premium rate increases. Property reinsurance gross premiums written increased by $101.9 million as North American property reinsurance grew by $71.4 million as we increased our participation on a large property catastrophe account. International property reinsurance gross premiums written contributed a further $30.5 million. Within our specialty unit, crop reinsurance gross premiums written increased by $39.7 million due to new business, increased participations and rate increases following the U.S. drought conditions in 2012 and marine and aviation reinsurance gross premiums written also increased $9.5 million. Casualty gross premiums written increased by $21.2 million due to a combination of increased exposures, rates and new business.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
		($ in millions)
United States	$424.2	$318.0	$106.2	33.4%
Bermuda	245.4	195.9	49.5	25.3%
Singapore	118.3	97.2	21.1	21.7%
Europe	69.3	69.3	—	0.0%

	$857.2	$680.4	$176.8	26.0%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.
	Nine Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	($ in millions)
Property	$436.6	$334.7	$101.9	30.4%
Casualty	230.3	209.1	21.2	10.1%
Specialty	190.3	136.6	53.7	39.3%

	$857.2	$680.4	$176.8	26.0%

Net premiums written increased by $148.3 million, or 22.2%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in net premiums written is lower than the increase in gross premiums due to purchasing a new collateralized retrocessional catastrophe cover during the nine months ended September 30, 2013, which provides $25 million limit per occurrence on a worldwide basis, with attachment points varying by risk and geography and a maximum indemnity of $100 million.

Net premiums earned increased by $94.2 million, or 17.6%, as a result of the increase in net premiums written during 2012 and the nine months ended September 30, 2013 partially offset by the impact of the new retrocessional catastrophe cover.

Net losses and loss expenses. Net losses and loss expenses decreased by $21.8 million, or 6.4%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The loss and loss expense ratio decreased by 12.9 percentage points for the same period. The decrease in net losses and loss expenses was due to higher net favorable prior year reserve development for the nine months ended September 30, 2013 compared to the same period in 2012, partially offset by growth in business written.

Excluding the prior year reserve development, the loss and loss expense ratios would have been 63.3% and 68.6% for the nine months ended September 30, 2013 and 2012, respectively. The decrease was due to $26.5 million of large reported property losses in 2013 compared to $57.9 million in 2012, which included $40.0 million of crop reinsurance-related losses and loss expenses related to drought conditions across much of the United States.

	Nine Months Ended		Nine Months Ended			Change in
	September 30, 2013		September 30, 2012		Dollar	Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$397.6	63.3%	$365.8	68.4%	$31.8	(5.1)	Pts
Property catastrophe	—	—	1.0	0.2	(1.0)	(0.2)

Current period	397.6	63.3	366.8	68.6	30.8	(5.3)
Prior period	(80.2)	(12.8)	(27.6)	(5.2)	(52.6)	(7.6)

Net losses and loss expenses	$317.4	50.5%	$339.2	63.4%	$(21.8)	(12.9)	Pts

Overall, our reinsurance segment recorded net favorable reserve development of $80.2 million during the nine months ended September 30, 2013 compared to net favorable reserve development of $27.6 million for the nine months ended September 30, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2013

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
Property	$—	$0.2	$(1.3)	$0.1	$—	$(0.2)	$(0.5)	$(5.1)	$(14.5)	$(49.7)	$(71.0)
Casualty	(1.4)	(3.6)	0.3	0.8	(1.9)	(5.6)	(1.8)	0.2	3.1	5.7	(4.2)
Specialty	—	(0.4)	(0.6)	0.2	(0.1)	(3.2)	0.7	0.2	(3.6)	1.8	(5.0)

	$(1.4)	$(3.8)	$(1.6)	$1.1	$(2.0)	$(9.0)	$(1.6)	$(4.7)	$(15.0)	$(42.2)	$(80.2)

The favorable loss reserve development for the 2011 and 2012 loss years for our reinsurance segment was largely due to lower than expected reported losses in our property line of business. The unfavorable loss reserve development in our casualty reinsurance line of business for the 2011 and 2012 loss years was primarily due to the frequency of claims being greater than anticipated.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2012

	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Property	$0.1	$(0.9)	$0.4	$—	$(2.4)	$(1.8)	$0.4	$(1.0)	$(1.9)	$(7.1)
Casualty	0.2	3.3	0.2	(6.2)	(12.2)	(2.1)	0.4	6.1	6.9	(3.4)
Specialty	(0.5)	(3.4)	(5.4)	(2.5)	(3.6)	(0.1)	0.3	1.1	(3.0)	(17.1)

	$(0.2)	$(1.0)	$(4.8)	$(8.7)	$(18.2)	$(4.0)	$1.1	$6.2	$2.0	$(27.6)

Acquisition costs. Acquisition costs increased by $21.8 million, or 25.0%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in acquisition costs was due to the increase in net premiums written, as well as higher profit commission accruals. The acquisition cost ratio was 17.3% for the nine months ended September 30, 2013, compared to 16.3% for the nine months ended September 30, 2012. The increase is due to the increase in profit commission accruals, as well as the impact of the retrocessional reinsurance catastrophe cover put in place in the current year. The retrocessional reinsurance catastrophe cover reduced net premiums earned but did not have any offsetting ceding commission income, and therefore resulted in an increase to the acquisition cost ratio.

General and administrative expenses. General and administrative expenses increased by $4.1 million, or 7.8%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was due to higher salary and related costs due to higher headcount to support our growing operations, as well as higher stock-based compensation expense. The general and administrative expense ratios for the nine months ended September 30, 2013 and 2012 were 9.1% and 9.9%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2013.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	($ in millions)
Case reserves	$575.6	$508.8	$477.3	$550.5	$464.2	$479.8	$1,517.1	$1,539.1
IBNR	1,480.4	1,389.5	1,719.9	1,716.1	1,063.4	1,000.8	4,263.7	4,106.4

Reserve for losses and loss expenses	2,056.0	1,898.3	2,197.2	2,266.6	1,527.6	1,480.6	5,780.8	5,645.5
Reinsurance recoverables	(551.3)	(517.3)	(667.8)	(620.6)	(7.0)	(3.2)	(1,226.1)	(1,141.1)

Net reserve for losses and loss expenses	$1,504.7	$1,381.0	$1,529.4	$1,646.0	$1,520.6	$1,477.4	$4,554.7	$4,504.4

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2013:

	Reserve for Losses and Loss Expenses
	Gross of Reinsurance Recoverable
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$2,056.0	$1,629.3	$2,304.5
International insurance	2,197.2	1,695.1	2,438.1
Reinsurance	1,527.6	1,237.4	1,747.4
Consolidated (1)	5,780.8	4,670.1	6,381.6

	Reserve for Losses and Loss Expenses
	Net of Reinsurance Recoverable
	Carried	Low	High
	Reserves	Estimate	Estimate
	($ in millions)
U.S. insurance	$1,504.7	$1,191.5	$1,706.4
International insurance	1,529.4	1,165.4	1,705.0
Reinsurance	1,520.6	1,231.0	1,739.5
Consolidated (1)	4,554.7	3,684.2	5,054.6

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	($ in millions)
Ceded case reserves	$242.9	$234.2
Ceded IBNR reserves	983.2	906.9

Reinsurance recoverable	$1,226.1	$1,141.1

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of September 30, 2013 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, or liquidate a portion of our investment portfolio in order to meet our short-term liquidity needs. As of September 30, 2013, we held $953.0 million of unrestricted cash and cash equivalents and $709.2 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and other invested assets are available to meet our long-term liquidity needs.

As of September 30, 2013, we had $150 million available under our revolving loan facility.

Dividend Restrictions

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2012 Form 10-K.

Cash Flows

	Nine Months Ended
	September 30,
	2013	2012
	($ in millions)
Cash flows provided by operating activities	$338.2	$500.2
Cash flows provided by (used in) investing activities	80.9	(243.8)
Cash flows used in financing activities	(141.8)	(250.4)
Effect of exchange rate changes on foreign currency cash	(6.2)	(0.5)

Net increase in cash and cash equivalents	271.1	5.5
Cash and cash equivalents, beginning of period	681.9	634.0

Cash and cash equivalents, end of period	$953.0	$639.5

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

The decrease in cash flows from operations was primarily due to the $173.1 million increase in paid losses for the nine months ended September 30, 2013 as a result of the catastrophe losses from Superstorm Sandy and crop reinsurance losses combined with growth in operations. This was combined with the $57.4 million increase in the cash outflow for funds held for the nine months ended September 30, 2013. The increase in funds held was due to our increased participation in a collateralized property catastrophe program.

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

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The change in cash flows provided by investing activities reflects the net sale of securities during the nine months ended September 30, 2013 compared to net purchases during the same period in 2012.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The decrease in cash flows used in financing activities was due to the $84.6 million decrease in share repurchases for the nine months ended September 30, 2013 compared to the same period in 2012. Dividends paid decreased $24.6 million as the dividend declared in September 2013 was not paid until after September 30, 2013.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2013 and December 31, 2012, 89.1% and 89.2%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
	2013	2012
	($ in millions)
Due in one year or less	$709.2	$573.9
Due after one year through five years	2,872.0	2,835.9
Due after five years through ten years	571.8	774.4
Due after ten years	65.8	73.0
Mortgage-backed	1,373.2	1,958.4
Asset-backed	455.9	410.9

Total	$6,047.9	$6,626.5

We have investments in other invested assets, comprising interests in hedge funds, private equity funds, other private securities and high yield loan funds, the carrying value of which was $905.0 million as of September 30, 2013. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of September 30, 2013.

As of September 30, 2013, we had a combined unused letters of credit capacity of $ 564.8 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the nine months ended September 30, 2013, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

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

As of September 30, 2013 and December 31, 2012, $ 2,556.7 million and $2,141.2 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of September 30, 2013 and December 31, 2012, a further $ 1,063.1 million and $1,225.2 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of September 30, 2013 have not changed since December 31, 2012. See Item 1. “Business” in our 2012 Form 10-K.

In May 2013, Standard & Poor’s affirmed their financial strength rating of “A” of our rated operating subsidiaries with a stable outlook. In October 2013, Fitch Ratings affirmed their financial strength rating of “A+” of our rated operating subsidiaries with a stable outlook.

Capital Resources

The table below sets forth the capital structure of the Company as of September 30, 2013 and December 31, 2012:

	As of	As of
	September 30,	December 31,
	2013	2012
	($ in millions)
Senior notes	$798.4	$798.2
Shareholders’ equity	3,443.9	3,326.3

Total capitalization	$4,242.3	$4,124.5

Debt to total capitalization	18.8%	19.4%

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

Share Repurchases

In May 2012, we established a $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon prior shareholder approval. As of September 30, 2013, approximately $287.1 million remained under this share repurchase authorization.

During the three and nine months ended September 30, 2013, our share repurchases were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2013
Common shares repurchased	427,388	1,367,833
Total cost of shares repurchased	$40,574	$123,145
Average price per share	$94.93	$90.03

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

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

In the table below changes in fair values as a result of changes in interest rates are determined by calculating hypothetical September 30, 2013 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$7,496.2	$7,394.4	$7,331.1	$7,258.4	$7,181.3	$7,104.0	$6,950.6
Fair value change from base	237.8	136.0	72.7	—	(77.1)	(154.4)	(307.8)
Change in unrealized appreciation/(depreciation)	3.3%	1.9%	1.0%	0%	(1.1%)	(2.1%)	(4.2%)

In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical September 30, 2013 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$4,750.6	$4,638.2	$4,581.9	$4,525.7	$4,469.5	$4,413.2	$4,300.7
Fair value change from base	224.9	112.5	56.2	—	(56.2)	(112.5)	(225.0)
Change in unrealized appreciation/(depreciation)	5.0%	2.5%	1.2%	0%	(1.2%)	(2.5%)	(5.0%)

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of September 30, 2013.

	Fair Value
	September 30,	Average	Portfolio
	2013	Rating	Percentage
	($ in millions)
Cash and cash equivalents	$1,210.6	AAA	13.6%
U.S. government securities	1,522.2	AA+	17.0%
U.S. government agencies	328.2	AA+	3.7%
Non-U.S. government and government agencies	209.6	AA+	2.4%
State, municipalities and political subdivisions	95.4	AA	1.1%
Mortgage-backed securities (“MBS”):
Agency MBS	859.6	AA+	9.7%
Non-agency MBS	78.8	A-	0.9%
Non-agency high yield	174.2	CCC+	2.0%
Commercial MBS	260.5	AA+	2.9%

Total mortgage-backed securities	1,373.1		15.5%
Corporate securities:
Financials	841.9	A	9.5%
Industrials	1,146.8	BBB	12.9%
Utilities	74.8	BBB	0.9%

Total corporate securities	2,063.5		23.3%
Asset-backed securities:
Credit cards	22.3	AAA	0.3%
Auto receivables	20.4	AAA	0.2%
Student Loans	114.2	AA+	1.3%
Collateralized loan obligations	227.8	AA+	2.6%
Other	71.2	AAA	0.7%

Total asset-backed securities	455.9		5.1%
Other invested assets:
Private equity	198.6	N/A	2.2%
Hedge funds	537.4	N/A	6.1%
Other private securities	138.0	N/A	1.6%
High yield loan fund	31.0	N/A	0.4%

Total other invested assets	905.0		10.3%
Equities	708.9	N/A	8.0%

Total investment portfolio	$8,872.4		100.0%

As of September 30, 2013, we held $6.0 billion of fixed income securities. Of those assets, approximately 89.1% were rated investment grade (Baa3/BBB- or higher) with the remaining 10.9% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.

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

As of September 30, 2013, we held investments in other invested assets with a carrying value of $905.0 million. Included in other invested assets are private equity funds, hedge funds, other private securities and a high yield loan fund. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.

As of September 30, 2013, our direct exposure to European credit across all of Europe was $560.4 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of September 30, 2013, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	September 30, 2013
	Sovereign and		Corporate
	Sovereign	Structured	Bonds and	Total
	Guaranteed	Products	Equities	Exposure
	($ in millions)
Belgium	$-	$-	$16.2	$16.2
France	-	2.8	55.7	58.5
Germany	29.7	2.0	9.9	41.6
Ireland	-	5.7	0.6	6.3
Italy	-	-	0.5	0.5
Luxembourg	-	3.8	17.9	21.7
Netherlands	35.0	-	62.4	97.4
Norway	6.8	-	24.5	31.3
Russia	-	-	14.6	14.6
Spain	-	-	19.2	19.2
Sweden	5.9	-	42.1	48.0
Switzerland	2.4	-	23.0	25.4
United Kingdom	31.2	16.7	131.8	179.7

Total exposure	$111.0	$31.0	$418.4	$560.4

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

As of September 30, 2013 and December 31, 2012, approximately 4.2% and 3.4%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the nine months ended September 30, 2013 and 2012, approximately 13% and 12%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2013, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended September 30, 2013:

				Maximum Dollar Value
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1 — 31, 2013	192,388	$93.56	192,388	$309.7 million
August 1 — 31, 2013	40,000	94.89	40,000	305.9 million
September 1 — 30, 2013	195,000	96.30	195,000	287.1 million

Total	427,388	$94.93	427,388	$287.1 million (1)

(1)	At the 2012 Annual Shareholder Meeting on May 3, 2012, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1†	Employment Agreement, dated as of August 1, 2013, by and between AWAC Services Company and John J. Gauthier.

10.2(1)†	Form of Indemnification Agreement for Eric S. Schwartz and Kent W. Ziegler.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010. The Indemnification Agreements for Messrs. Schwartz and Ziegler, dated as of October 17 and 23, 2013, respectively, are materially identical to the form filed as Exhibit 10.4 thereto.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

Dated: October 23, 2013
	By:	/s/ Scott A. Carmilani
Name: Scott A. Carmilani
Title: President and Chief Executive Officer

Dated: October 23, 2013
	By:	/s/ Thomas A. Bradley
Name: Thomas A. Bradley
Title: Executive Vice President and Chief Financial Officer

Dated: October 23, 2013
	By:	/s/ Kent W. Ziegler
Name: Kent W. Ziegler
Title: Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Employment Agreement, dated as of August 1, 2013, by and between AWAC Services Company and John J. Gauthier.

10.2(1)†	Form of Indemnification Agreement for Eric S. Schwartz and Kent W. Ziegler.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010. The Indemnification Agreements for Messrs. Schwartz and Ziegler, dated as of October 17 and 23, 2013, respectively, are materially identical to the form filed as Exhibit 10.4 thereto.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

**	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101.1 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.