Form 10-K
period 2013-12-31
Allied World Assurance Co Holdings, AG
filed 2014-02-18
CIK 1163348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

41-41-768-1080

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value CHF 12.30 per share	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.0 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 10, 2014, 33,239,969 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 1, 2014 is incorporated in Part III of this Form 10-K.

PART I

References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the terms “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to our “insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-K to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-K to Holdings’ “common shares” means its registered voting shares. For your convenience, we have included a glossary beginning on page 43 of selected insurance and reinsurance terms.

Item 1.	Business

Overview

We are a Swiss-based insurance and reinsurance holding company whose subsidiaries underwrite a diverse portfolio of property and casualty lines of business through offices located in Bermuda, Canada, Hong Kong, Ireland, Singapore, Switzerland, the United Kingdom and the United States. For the year ended December 31, 2013, our U.S. insurance segment accounted for 42.5%, our international insurance segment accounted for 23.4% and our reinsurance segment accounted for 34.1% of our total gross premiums written of $2,738.7 million. As of December 31, 2013, we had $11.9 billion of total assets and $3.5 billion of shareholders’ equity.

We were formed in Bermuda in 2001 and have continued to maintain significant insurance and reinsurance operations there following our parent company’s redomestication to Switzerland in December 2010. During the years since our formation, we have steadily expanded our geographic reach and now operate from 17 offices located in eight different countries. Our European operations commenced with the opening of our Dublin office in 2002 and our London branch opened during the following year. In 2010, we received approval from Lloyd’s to establish a syndicate. Our Lloyd’s Syndicate 2232 commenced underwriting in June 2010. More recently, we have further expanded in Europe with the opening of a branch in Zug, Switzerland in 2008 and the chartering of a Swiss-domiciled insurance and reinsurance company in 2011.

Our presence in the United States commenced with the acquisition of two inactive U.S. insurance companies in 2002. Since then, we have greatly expanded our North American business, acquiring a privately held reinsurance company in early 2008 and a public professional liability carrier, Darwin Professional Underwriters, Inc. and its subsidiaries (collectively, “DPUI”), later that same year. We currently operate from 11 U.S. offices in nine states, including our most recently opened U.S. office in Miami from which we service reinsurance accounts in Latin America and the Caribbean. Several years ago we became licensed in a number of Canadian provinces, and we opened our newest North American branch in Toronto in July 2013.

Our growing presence in the Asia Pacific region began with the opening of Allied World Assurance Company, Ltd branches in Hong Kong and Singapore in 2009, and expanded with our license to write reinsurance business in Labuan, a Malaysian financial center. In July 2010, we received approval from the Monetary Authority of Singapore and Lloyd’s Asia to operate a service company, Capita 2232 Services Pte Ltd. On behalf of Syndicate 2232, the service company offers a broad range of insurance and reinsurance treaty products from Singapore, including property, casualty and specialty lines, to clients in the Asia Pacific, Middle East and Africa regions. In September 2012, Allied World Reinsurance Management Company received approval to act as a Lloyd’s coverholder to underwrite Latin American and Caribbean treaty business from our Miami office on behalf of Syndicate 2232.

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

•

Employ a diversified investment strategy. We believe that we follow a diversified investment strategy designed to emphasize the preservation of capital, provide adequate liquidity for the prompt payment of claims, as well as generate returns for our shareholders. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

Our premium revenues are generated by operations conducted from our corporate headquarters in Switzerland and our other offices worldwide. For information concerning our gross premiums written by geographic location of underwriting office, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of Years Ended December 31, 2013 and 2012” and “— Comparison of Years Ended December 31, 2012 and 2011.”

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

The gross premiums written in each segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in millions)
U.S. insurance	$1,163.1	42.5%	$993.9	42.7%	$838.6	43.3%
International insurance	641.8	23.4%	575.1	24.7%	530.4	27.3%
Reinsurance	933.8	34.1%	760.3	32.6%	570.5	29.4%

Total	$2,738.7	100.0%	$2,329.3	100.0%	$1,939.5	100.0%

U.S. Insurance Segment

General

The U.S. insurance segment is comprised of our direct insurance operations in the United States and our Canada branch office in Toronto that opened in 2013. Within this segment we provide an increasingly diverse range of specialty liability products, with a particular emphasis on coverages for healthcare and professional liability risks. Additionally, we offer a selection of direct general casualty insurance and general property insurance products. We generally write small- and middle-market, non-Fortune 1000 accounts domiciled in North America, including public entities, private companies and non-profit organizations. Our underwriters are spread among our locations in the United States and Canada, because we believe it is important to be physically present in the major insurance markets where we compete for business. We believe that in recent years we have become a significant writer of primary professional liability and other specialty liability coverage for small firms, and we intend to continue to seek attractive opportunities in the U.S. market.

The table below illustrates the breakdown of the company’s U.S. direct insurance gross premiums written by line of business for the year ended December 31, 2013.

	Year Ended December 31, 2013
	Amount	% of Total
	($ in millions)
General casualty	$366.7	31.5%
Professional liability	259.0	22.3%
Healthcare	184.0	15.8%
Programs	138.1	11.9%
General property	96.0	8.3%
Other(1)	119.3	10.2%

	$1,163.1	100.0%

(1)	Includes our inland marine, environmental, mergers and acquisitions, primary construction and surety lines of business.

Products and Customer Base

Our casualty operations in the United States and Canada focus on insuring specialty liability risks, such as professional liability, environmental liability, product liability, healthcare liability, and commercial general liability risks. Professional liability products include policies covering directors and officers, employment practices and fiduciary liability insurance. We also offer errors and omissions liability policies designed for a variety of service providers, including law firms, technology companies, insurance companies, insurance agents and brokers, and municipalities. In addition, we provide both primary and excess liability and other casualty coverages to the healthcare industry, including hospitals and hospital systems, managed care organizations, accountable care organizations and other medical service providers.

We regularly assess our product mix, and we evaluate new products and markets where we believe our underwriting and service will allow us to differentiate our offerings. For example, several years ago, we entered the environmental liability business by developing policies that cover the pollution and related liability exposures of general contractors, tank installers, remediation contractors and others. More recently, we have introduced new products for mergers and acquisitions liability, privacy and technology-related liability and, in 2013, we commenced writing surety.

With respect to general casualty products, we provide both primary and excess capacity, and our focus is on complex liability risks in a variety of industries including construction, real estate, public entities, retailers, manufacturing, transportation, and finance and insurance services. We also offer comprehensive insurance to contractors and their employees working outside of the United States on contracts for agencies of the U.S. government or foreign operations of U.S. companies.

Our U.S. property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property risks. During 2011, we also commenced writing inland marine business. We write solely commercial coverages and concentrate on primary risk layers of insurance (as opposed to excess layers), offering meaningful but limited capacity in these layers. This means that we are typically part of the first group of insurers that cover a loss up to a specified limit. We offer general property products from our underwriting platforms in the United States, and cover risks for retail chains, real estate, manufacturers, hotels and casinos, and municipalities.

We contract with third-party agencies to underwrite a variety of professional liability, excess casualty and primary general liability programs. We generally retain responsibility for administration of program claims, although we have opted to outsource the claims handling in selected programs. Before delegating underwriting authority, we consider the integrity, experience and reputation of each program administrator, as well as the availability of reinsurance and the potential profitability of the business. Once a program is established, we conduct regular ongoing reviews and audits of the administrator. To help align interests, we seek to set up incentive-based compensation as a component of their fees, which encourages better long-term underwriting results.

For more information concerning our gross premiums written by line of business in our U.S. insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — U.S. Insurance Segment — Comparison of Years Ended December 31, 2013 and 2012” and “— Comparison of Years Ended December 31, 2012 and 2011.”

Distribution

Within our U.S. insurance segment, insurance policies are placed through a network of over 350 insurance intermediaries, including excess and surplus lines wholesalers and regional and national retail brokerage firms. Marsh & McLennan Companies, Inc. (“Marsh”) accounted for 10.2% of gross premiums written in the U. S. insurance segment during 2013.

International Insurance Segment

General

The international insurance segment includes our direct insurance operations in Bermuda, Europe and Asia. Our Bermuda operations underwrite primarily larger, Fortune 1000 casualty and property risks for accounts domiciled in North America. Our European offices have tended to focus on mid-sized to large European and multi-national companies domiciled outside of North America, and in recent years have diversified into products for smaller commercial clients. In addition, Syndicate 2232 offers select product lines including international property, general casualty and professional liability, targeted at key territories such as countries in Latin America and the Asia Pacific region. The international insurance segment also encompasses our offices in Asia that underwrite a variety of primary and excess professional liability lines and general casualty and healthcare insurance products. Our staff in the international insurance segment is spread among our locations in Bermuda, Europe and Asia because we believe it is important that our underwriters be physically present in the major insurance markets around the world where we compete for business.

The table below illustrates the breakdown of the company’s international insurance gross premiums written by line of business for the year ended December 31, 2013.

	Year Ended December 31, 2013
	Amount	% of Total
	($ in millions)
Professional liability	$201.0	31.3%
General property	165.2	25.7%
General casualty	134.5	21.0%
Healthcare	82.1	12.8%
Aviation	30.5	4.8%
Other(1)	28.5	4.4%

	$641.8	100.0%

(1)	Includes our trade credit line of business.

Products and Customer Base

Within our international insurance segment we provide general casualty products as well as professional liability, errors & omissions, employment practices and fiduciary liability insurance, and healthcare liability products. Our general casualty focus is on complex risks in a variety of industries, including manufacturing, energy, chemicals, transportation, real estate, consumer products, medical and healthcare services, and construction. With respect to specialty risks, we offer a diverse mix of coverages for commercial entities such as law firms, technology companies, financial institutions, insurance companies and brokers, manufacturing and energy, and engineering and construction firms. Our healthcare underwriters provide risk transfer products to numerous healthcare institutions, such as hospitals, managed care organizations and healthcare systems. In addition to primary policies, we provide excess capacity and focus on higher excess layers. Our international insurance segment utilizes significant gross limit capacity.

We offer general property products from our underwriting platforms in Bermuda and Europe. Our international property insurance operations provide direct coverage of physical property and business interruption coverage for commercial property risks and mining risks. We write solely commercial coverages and focus on the insurance of the primary risk layer. The types of commercial property risks we cover include retail chains, real estate, manufacturers, hotels and casinos. In addition, through a program we created, we offer short- and medium-term trade credit insurance for clients that export primarily to and from Latin America and the Caribbean. In 2013, we introduced new coverages for employers’ liability and aviation lines of business.

We have contracted with third-party agencies to underwrite a variety of programs including professional liability, healthcare, casualty, property, marine and aviation products. We generally have opted to outsource the claims handling in these programs. Before delegating underwriting authority, we consider the integrity, experience and reputation of each program administrator, as well as the availability of reinsurance and the potential profitability of the business. Once a program is established, we conduct regular ongoing reviews and audits of the administrator. To help align interests, we seek to set up incentive-based compensation as a component of their fees, which encourages better long-term underwriting results.

For more information on our gross premiums written by line of business in our international insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — International Insurance Segment — Comparison of Years Ended December 31, 2013 and 2012” and “— Comparison of Years Ended December 31, 2012 and 2011.”

Distribution

With regard to our international insurance segment, we utilize our relationships with insurance intermediaries as our principal method for obtaining business. Our international insurance segment maintains significant relationships with Marsh, Aon plc (“Aon”) and Willis Group Holdings (“Willis”), which accounted for 31.0%, 24.1% and 11.3%, respectively, of our gross premiums written in this segment during 2013.

Reinsurance Segment

General

Our reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by other insurance companies. In order to diversify our portfolio and complement our direct insurance business, we presently write reinsurance on both a treaty and a facultative basis, targeting several niche markets including professional liability lines, specialty casualty, property for U.S. regional insurers, accident and health, marine, aerospace and crop risks. Overall, we strive to diversify our reinsurance portfolio through the appropriate combination of business lines, ceding source, geography and contract configuration. Our primary customer focus is on highly-rated carriers with proven underwriting skills and dependable operating models.

We determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by one of our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance, workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year. Our reinsurance segment operates from our offices in Bermuda, London, Miami, New York, Singapore and Switzerland.

The table below illustrates the breakdown of the company’s reinsurance gross premiums written by line of business for the year ended December 31, 2013.

	Year Ended December 31, 2013
	Amount	% of Total
	($ in millions)
Property	$460.0	49.3%
Casualty	274.4	29.4%
Specialty	199.4	21.3%

	$933.8	100.0%

Product Lines and Customer Base

Property, casualty and specialty reinsurance is the principal source of revenue for this segment. The insurers we reinsure range from single state to nationwide insurers located in the United States as well as specialty carriers or the specialty divisions of standard lines carriers. For our international treaty unit, our clients include multi-national insurers, single territory insurers, niche carriers and Lloyd’s syndicates. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. For a number of years, we have utilized our Zug branch as a base from which to offer property, general casualty and professional liability products throughout Europe, business which is now being written by Allied World Assurance Company, AG, our Swiss licensed insurance and reinsurance company. Syndicate 2232 also offers international treaty reinsurance. Singapore serves as the hub for our reinsurance operations in Asia for all classes of treaty reinsurance business for the region. In the United States we have continued to add depth and diversity to our reinsurance platform. In 2012, our Miami operations received approval to act as a Lloyd’s coverholder to underwrite treaty business in Latin America and the Caribbean on behalf of Syndicate 2232. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.

Our property reinsurance treaties protect insurers who write residential, commercial and industrial accounts in North America, Europe, Asia and Latin America, with our predominant exposure being North America. We also write Euro-centric business, including Lloyd’s syndicates and Continental European companies, and are expanding our capabilities in Asia and Latin America. We emphasize monoline, per risk accounts, which are structured as either quota share or excess-of-loss reinsurance. Monoline reinsurance applies to one kind of coverage, and per risk reinsurance coverage applies to a particular risk (for example a building and its contents), rather than on a per accident, event or aggregate basis. We selectively write industry loss warranties where we believe market opportunities justify the risks.

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

For more information on our gross premiums written by line of business in our reinsurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reinsurance Segment — Comparison of Years Ended December 31, 2013 and 2012” and “— Comparison of Years Ended December 31, 2012 and 2011.”

Distribution

Due to a number of factors, including transactional size and complexity, the distribution infrastructure of the reinsurance marketplace is characterized by relatively few intermediary firms. As a result, we have close business relationships with a small number of reinsurance intermediaries, and our business during 2013 was primarily with affiliates of Marsh, Aon and Willis accounting for 42.1%, 24.8% and 15.2%, respectively, of total gross premiums written in this segment during 2013. Due to the substantial percentage of premiums produced in our reinsurance segment by the top three intermediaries, the loss of business from any one of them could have a material adverse effect on our business.

Security Arrangements

Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not admitted as an insurer nor is it accredited as a reinsurer in any jurisdiction in the United States, although it is qualified as an “eligible” or “certified” reinsurer in several U.S. states. Except in states where it has qualified as an eligible or certified reinsurer, Allied World Assurance Company, Ltd is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for these cedents to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded by them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. For a description of the security arrangements used by us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pledged Assets.”

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

Reserving risk:   The risks associated with overestimating or underestimating required reserves is a significant risk for any company that writes long-tail casualty business.

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

Operational risk:   Encompasses a wide range of risks related to our operations, including: corporate governance, claims settlement processes, regulatory compliance, employment practices and IT exposures (including disaster recovery, cyber-security and business continuity planning).

Our risk governance structure includes committees comprised of senior underwriting, actuarial, finance, legal, investment and operations staff that identify, monitor and help manage each of these risks. Our management-based Risk Management Committee, chaired by our Chief Risk Officer, focuses primarily on identifying correlations among our primary categories of risk, developing metrics to assess our overall risk position, performing an annual risk assessment and reviewing continually factors that may impact our organizational risk. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business as well as our risk-mitigation efforts. Our ERM is a dynamic process, with periodic updates being made to reflect organizational processes and the recalibration of our models, as well as staying current with changes within our industry and the global economic environment.

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

In our direct insurance property products, we have historically managed our property catastrophe exposure by closely monitoring our policy limits and utilizing complex risk models that analyze the locations covered by each insurance policy enabling us to obtain a more accurate assessment of our property catastrophe exposure. In addition to our continued focus on aggregate limits and modeled probable maximum loss, we have implemented a gross exposed policy limits approach that focuses on exposures in catastrophe-prone geographic zones and takes into consideration flood severity, demand surge and business interruption exposures for each critical area. We closely monitor our gross accumulations in each zone and restrict our gross exposed policy limits in each critical property catastrophe zone to an amount consistent with our probable maximum loss. Subsequent to a catastrophic event, we reassess our risk appetite and risk tolerances to ensure they are aligned with our capital preservation targets. Additionally, for our direct property, workers compensation, accident and health catastrophe and property reinsurance business, we seek to manage our risk exposure so that our probable maximum losses for a single catastrophe event, after all applicable reinsurance, in any “one-in-250-year” event does not exceed approximately 20% of our total capital.

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

Competition

Competition in the insurance and reinsurance industry is substantial with market participants competing on the basis of many factors, including premium rates, policy terms and conditions, financial strength ratings assigned by independent rating agencies, service quality, claims handling service and expertise, and reputation and experience in the risks underwritten. We compete with major U.S. and non-U.S. companies, some of which have longer operating histories, more capital and/or higher ratings than we do, as well as greater marketing, management and business resources.

In addition, risk-linked securities, derivatives, captive companies and other alternative risk transfer vehicles, many of which are offered by entities other than insurance and reinsurance companies, compete with us. The availability of these non-traditional products could reduce the demand for both traditional insurance and reinsurance products.

Financial Strength Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Moody’s, Standard & Poor’s and Fitch Ratings have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the rating agency’s opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation) and include 15 separate ratings categories. Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest-rated) and includes 21 separate ratings categories. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 22 separate ratings categories. Fitch Ratings maintains a letter scale rating system ranging from “AAA” (Extremely Strong”) to “C” (Distressed) and includes 19 separate ratings categories. Our principal operating subsidiaries and their respective ratings from each rating agency are provided in the table below. These ratings are subject to periodic review, and may be revised upward, downward or revoked, at the sole discretion of the rating agencies.

Subsidiary	Rated “A” (Excellent) from A.M. Best(1)	Rated “A2” (Good) from Moody’s(2)	Rated “A” (Strong) from Standard & Poor’s(3)		Rated “A” (Strong) from Fitch Ratings(4)
Allied World Assurance Company, Ltd	X	X	X		X
Allied World Assurance Company (U.S.) Inc.	X	X	X		X
Allied World National Assurance Company	X	X	X		X
Allied World Insurance Company	X	X	X		X
Darwin National Assurance Company	X	—	—		—
Darwin Select Insurance Company	X	—	—		—
Allied World Assurance Company, AG	—	—	X	(5)	—
Allied World Assurance Company (Europe) Limited	X	—	X		—

(1)	Third highest of 15 available ratings from A.M. Best.

(2)	Sixth highest of 21 available ratings from Moody’s.

(3)	Sixth highest of 22 available ratings from Standard & Poor’s.

(4)	Fifth highest of 19 available ratings from Fitch Ratings.

(5)	This credit rating reflects the benefit of the unconditional guarantee provided by Allied World Assurance Company, Ltd, whereby it guarantees all of the obligations under the insurance policies and reinsurance contracts of Allied World Assurance Company, AG where such obligations have become due and payable in accordance with their terms.

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

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008(1)	2009	2010	2011	2012	2013
	($ in millions)
As Originally Estimated:	$1,062.1	$2,084.3	$3,543.8	$3,900.5	$4,307.6	$4,576.8	$4,761.8	$4,879.2	$5,225.1	$5,645.5	$5,766.5
Liability Re-estimated as of:
One Year Later	981.7	1,961.2	3,403.3	3,622.7	3,484.9	4,290.3	4,329.3	4,557.8	4,991.2	5,375.6
Two Years Later	899.2	1,873.6	3,249.3	3,247.9	3,149.3	3,877.8	3,975.2	4,246.5	4,707.7
Three Years Later	845.2	1,733.7	2,894.5	2,911.3	2,791.1	3,576.8	3,670.3	3,953.8
Four Years Later	810.2	1,513.7	2,558.6	2,605.8	2,533.6	3,295.7	3,446.4
Five Years Later	704.7	1,306.2	2,315.9	2,432.6	2,300.1	3,101.7
Six Years Later	626.8	1,235.6	2,190.5	2,314.2	2,184.3
Seven Years Later	619.9	1,207.7	2,168.5	2,263.0
Eight Years Later	618.2	1,199.7	2,151.4
Nine Years Later	618.6	1,197.1
Ten Years Later	630.0
Cumulative (Redundancy)	(432.1)	(887.2)	(1,392.4)	(1,637.5)	(2,123.3)	(1,475.1)	(1,315.4)	(925.4)	(517.4)	(269.9)
Cumulative Claims Paid as of:
One Year Later	138.8	374.6	718.3	560.2	583.4	574.8	634.5	656.6	852.1	1,112.6
Two Years Later	237.9	574.4	1,154.9	1,002.5	943.9	1,089.5	1,036.2	1,242.1	1,577.0
Three Years Later	301.3	726.0	1,521.6	1,252.9	1,311.4	1,391.3	1,408.0	1,671.5
Four Years Later	372.2	842.9	1,662.8	1,531.9	1,469.3	1,680.7	1,737.2
Five Years Later	425.4	910.4	1,829.0	1,622.5	1,634.5	1,904.4
Six Years Later	456.7	972.0	1,864.9	1,705.9	1,789.1
Seven Years Later	478.1	994.8	1,916.9	1,810.5
Eight Years Later	499.5	1,031.9	1,995.1
Nine Years Later	514.8	1,071.9
Ten Years Later	548.0

(1)	Reserve for losses and loss expenses includes the reserves for losses and loss expenses of Finial Insurance Company (now renamed Allied World Insurance Company), which we acquired in February 2008, and DPUI, which we acquired in October 2008.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Gross Losses

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008(1)	2009	2010	2011	2012
Liability Re-estimated as of:
One Year Later	92%	94%	96%	93%	81%	94%	91%	93%	96%	95%
Two Years Later	85%	90%	92%	83%	73%	85%	83%	87%	90%
Three Years Later	80%	83%	82%	75%	65%	78%	77%	81%
Four Years Later	76%	73%	72%	67%	59%	72%	72%
Five Years Later	66%	63%	65%	62%	53%	68%
Six Years Later	59%	59%	62%	59%	51%
Seven Years Later	58%	58%	61%	58%
Eight Years Later	58%	58%	61%
Nine Years Later	58%	57%
Ten Years Later	59%
Cumulative (Redundancy)	(41%)	(43%)	(39%)	(42%)	(49%)	(32%)	(28%)	(19%)	(10%)	(5%)

Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	13%	18%	20%	14%	14%	13%	13%	13%	16%	20%
Two Years Later	22%	28%	33%	26%	22%	24%	22%	25%	30%
Three Years Later	28%	35%	43%	32%	30%	30%	30%	34%
Four Years Later	35%	40%	47%	39%	34%	37%	36%
Five Years Later	40%	44%	52%	42%	38%	42%
Six Years Later	43%	47%	53%	44%	42%
Seven Years Later	45%	48%	54%	46%
Eight Years Later	47%	50%	56%
Nine Years Later	48%	51%
Ten Years Later	52%

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Losses Net of Reinsurance

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008(1)	2009	2010	2011	2012	2013
	($ in millions)
As Originally Estimated:	$967.3	$1,809.6	$2,826.9	$3,211.4	$3,624.9	$3,688.5	$3,841.8	$3,951.6	$4,222.2	$4,504.4	$4,532.0
Liability Re-estimated as of:
One Year Later	887.9	1,760.5	2,662.7	2,978.3	3,312.2	3,440.5	3,528.4	3,698.1	4,051.9	4,324.1
Two Years Later	833.5	1,655.7	2,551.9	2,699.6	3,032.1	3,128.3	3,256.0	3,474.3	3,855.7
Three Years Later	774.0	1,551.1	2,281.0	2,417.0	2,742.5	2,882.6	3,020.0	3,271.5
Four Years Later	746.4	1,354.0	1,986.8	2,152.2	2,518.5	2,655.7	2,854.8
Five Years Later	648.5	1,162.3	1,776.5	1,997.0	2,326.5	2,516.9
Six Years Later	574.8	1,098.7	1,663.6	1,896.0	2,240.0
Seven Years Later	568.3	1,075.3	1,644.2	1,857.4
Eight Years Later	567.0	1,067.1	1,630.6
Nine Years Later	567.8	1,067.2
Ten Years Later	579.7
Cumulative (Redundancy)	(387.6)	(742.4)	(1,196.3)	(1,354.0)	(1,384.9)	(1,171.6)	(987.0)	(680.1)	(366.5)	(180.3)
Cumulative Claims Paid as of:
One Year Later	133.3	306.9	461.3	377.3	415.2	415.9	498.1	542.6	743.8	974.0
Two Years Later	214.9	482.0	759.3	699.0	681.3	811.7	843.7	1,050.8	1,365.8
Three Years Later	272.0	624.9	990.5	884.1	964.8	1,069.3	1,171.5	1,430.2
Four Years Later	342.9	733.3	1,090.7	1,094.0	1,100.0	1,318.8	1,458.2
Five Years Later	407.7	783.1	1,220.0	1,167.6	1,244.9	1,515.5
Six Years Later	426.4	833.9	1,248.3	1,241.5	1,379.9
Seven Years Later	440.8	851.3	1,293.1	1,335.9
Eight Years Later	455.3	883.2	1,362.9
Nine Years Later	467.3	917.7
Ten Years Later	496.4

(1)	Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of Finial Insurance Company (now renamed Allied World Insurance Company), which we acquired in February 2008, and DPUI, which we acquired in October 2008.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)

Losses Net of Reinsurance

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008(1)	2009	2010	2011	2012
Liability Re-estimated as of:
One Year Later	92%	97%	94%	93%	91%	93%	92%	94%	96%	96%
Two Years Later	86%	91%	90%	84%	84%	85%	85%	88%	91%
Three Years Later	80%	86%	81%	75%	76%	78%	79%	83%
Four Years Later	77%	75%	70%	67%	69%	72%	74%
Five Years Later	67%	64%	63%	62%	64%	68%
Six Years Later	59%	61%	59%	59%	62%
Seven Years Later	59%	59%	58%	58%
Eight Years Later	59%	59%	58%
Nine Years Later	59%	59%
Ten Years Later	60%
Cumulative (Redundancy)	(40%)	(41%)	(42%)	(42%)	(38%)	(32%)	(26%)	(17%)	(9%)	(4%)

Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	14%	17%	16%	12%	11%	11%	13%	14%	18%	22%
Two Years Later	22%	27%	27%	22%	19%	22%	22%	27%	32%
Three Years Later	28%	35%	35%	28%	27%	29%	30%	36%
Four Years Later	35%	41%	39%	34%	30%	36%	38%
Five Years Later	42%	43%	43%	36%	34%	41%
Six Years Later	44%	46%	44%	39%	38%
Seven Years Later	46%	47%	46%	42%
Eight Years Later	47%	49%	48%
Nine Years Later	48%	51%
Ten Years Later	51%

Losses Net of Reinsurance

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2013, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,504.4	$4,222.2	$3,951.6
Incurred related to:
Commutation of variable rated reinsurance contracts	—	—	11.5
Current year non-catastrophe	1,290.0	1,130.0	909.0
Current year property catastrophe	13.5	179.6	292.2
Prior year	(180.3)	(170.3)	(253.5)

Total incurred	1,123.2	1,139.3	959.2

Paid related to:
Current year non-catastrophe	115.6	99.1	72.1
Current year property catastrophe	—	18.1	70.1
Prior year	974.0	743.8	542.6

Total paid	1,089.6	861.0	684.8
Foreign exchange revaluation	(6.0)	3.9	(3.8)

Net reserve for losses and loss expenses, December 31	4,532.0	4,504.4	4,222.2
Losses and loss expenses recoverable	1,234.5	1,141.1	1,002.9

Reserve for losses and loss expenses, December 31	$5,766.5	$5,645.5	$5,225.1

Investments

Investment Strategy and Guidelines

We believe that we follow a diversified investment strategy designed to emphasize the preservation of our invested assets, and provide adequate liquidity for the prompt payment of claims as well as attractive returns for our shareholders. To help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. As of December 31, 2013, investment grade, fixed-maturity securities and cash and cash equivalents, represented 73% of our total investments and cash and cash equivalents, with the remainder invested in non-investment grade securities and loans, equities, hedge funds and other alternative investments. Our current Investment Policy Statement contains restrictions on the maximum amount of our investment portfolio that may be invested in alternative investments (such as hedge funds and private equity vehicles) as well as a minimum amount that must be maintained in investment grade fixed income securities and cash. Allied World Financial Services, Ltd and Allied World Financial Services, Inc. invest in nonpublic entities that we believe will complement our core insurance and reinsurance operations and diversify our revenues. These investments do not and are not expected to represent a material part of the company’s total investment portfolio.

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

Investment Committee and Investment Managers

The Investment Committee of our Board of Directors approves an Investment Policy Statement that contains investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and compliance with investment objectives and guidelines, and ultimately reports our overall investment results to the Board of Directors.

For several asset classes we have engaged outside investment managers to provide us with certain discretionary investment management services. We have agreed to pay investment management fees based on the market values of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included as a deduction to net investment income. These investment management agreements may generally be terminated by either party upon 30 days prior written notice.

Our Portfolio

Composition as of December 31, 2013

As of December 31, 2013, we had total investments and cash and cash equivalents of $8.4 billion, including restricted cash, fixed-maturity securities, equity securities, hedge fund, private equity investments and other securities. The average credit quality of our investments is rated AA- by Standard & Poor’s and Aa3 by Moody’s. Short-term instruments must be rated a minimum of A-1, F-1 or P-1 by Standard & Poor’s, Moody’s or Fitch. The target duration range is 1.00 to 4.25 years. The portfolio has a total return rather than income orientation. The average duration of our investment portfolio was 2.4 years as of December 31, 2013.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2013.

	Fair Value	Average Rating (S&P)	Portfolio Percentage
	($ in millions)
Type of Investment
Cash and cash equivalents	$681.3	AAA	8.1%
U.S. government securities	1,370.1	AA+	16.3%
U.S. government agencies	306.7	AA+	3.7%
Non-U.S. government and government agencies	191.8	AA+	2.3%
State, municipalities and political subdivisions	231.6	AA	2.8%
Mortgage-backed securities:
Agency mortgage-backed securities	725.5	AA+	8.6%
Non-agency residential mortgage-backed securities	54.7	BBB+	0.7%
Non-agency mortgage-backed securities (non-investment grade strategy)	221.1	B-	2.6%
Commercial mortgage-backed securities	291.2	AA+	3.5%

Total mortgage-backed securities	1,292.5		15.4%
Corporate securities:
Financial institutions	958.8	A	11.4%
Industrials	1,174.0	BBB	14.0%
Utilities	69.4	BBB	0.8%

Total corporate securities	2,202.2		26.2%
Asset-backed securities:
Credit card receivables	20.9	AAA	0.2%
Automobile loan receivables	18.5	AAA	0.2%
Student loan receivables	151.5	AA+	1.8%
Collateralized loan obligations	251.2	AA-	3.0%
Other	63.7	AA+	0.8%

Total asset-backed securities	505.8		6.0%
Other invested assets:
Private equity funds	216.8	N/A	2.6%
Hedge funds	515.3	N/A	6.1%
Other private securities	147.3	N/A	1.8%
High yield loan fund	32.0	N/A	0.4%

Total other invested assets	911.4		10.9%
Equity securities	699.8	N/A	8.3%

Total investment portfolio	$8,393.2		100.0%

For more information on the securities in our investment portfolio, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value of Financial Instruments”.

Ratings as of December 31, 2013

The investment ratings (provided by Standard & Poor’s and Moody’s) for fixed-maturity securities held as of December 31, 2013 and the percentage of our total fixed-maturity securities they represented on that date were as follows:

	Fair Value	Percentage of Total Fair Value
	($ in millions)
Ratings
U.S. government and government agencies	$1,676.8	27.5%
AAA/Aaa	755.4	12.4%
AA/Aa	1,458.4	23.9%
A/A	1,022.3	16.8%
BBB/Bbb	533.2	8.7%
BB/Bb	195.7	3.2%
B/B	329.3	5.4%
CCC+ and below	129.7	2.1%

Total	$6,100.8	100.0%

Maturity Distribution as of December 31, 2013

The maturity distribution for our fixed-maturity securities held as of December 31, 2013 was as follows:

	Fair Value	Percentage of Total Fair Value
	($ in millions)
Maturity
Due within one year	$838.8	13.7%
Due after one year through five years	2,698.8	44.2%
Due after five years through ten years	697.8	11.5%
Due after ten years	67.0	1.1%
Mortgage-backed	1,292.5	21.2%
Asset-backed	505.9	8.3%

Total	$6,100.8	100.0%

Investment Returns for the Year Ended December 31, 2013

Our investment returns for year ended December 31, 2013 ($ in millions):

Net investment income	$157.6
Net realized investment gains	59.5

Total net investment return	$217.1

Total financial statement portfolio return(1)	2.6%
Effective annualized yield(2)	1.9%

(1)	Total financial statement portfolio return for our investment portfolio is calculated by dividing total net investment return by the average of the beginning and ending market values of our invested assets adjusted for external cash flows.

(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.

Our Principal Operating Subsidiaries

Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company that began operations in November 2001. It carries on business from its offices in Bermuda and from branch offices licensed in Hong Kong and Singapore, as well as under its license from Labuan. Allied World Assurance Company (Europe) Limited was incorporated as a wholly-owned subsidiary of Allied World Assurance Holdings (Ireland) Ltd and has been approved to carry on business in the E.U. from its office in Dublin, Ireland since October 2002 and from a branch office in London, England since May 2003 and a branch office in Zug, Switzerland since October 2008. Since its formation, Allied World Assurance Company (Europe) Limited has written business primarily originating from Dublin, Ireland, the United Kingdom and Continental Europe. We include the reinsurance business produced by Allied World Assurance Company (Europe) Limited in our international insurance segment (other than reinsurance business written through its Swiss branch office) even though the majority of coverages are structured as facultative reinsurance. Allied World Assurance Company, AG is a direct subsidiary of Holdings which was formed in Switzerland in May 2010 and licensed by the Swiss Financial Market Supervisory Authority (“FINMA”) to write insurance and reinsurance from our office in Zug, Switzerland and approved to operate a branch from our office in Bermuda.

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

The activities of AWAC Services Company (Bermuda), Ltd, AWAC Services Company (Ireland) Limited and AWAC Services Company are limited to providing certain administrative services to various subsidiaries of Holdings. During 2010, we formed a new subsidiary, 2232 Services Limited, in the United Kingdom in order to administratively support the operations of Syndicate 2232 at Lloyd’s. Allied World Financial Services, Ltd and Allied World Financial Services, Inc. were incorporated in Bermuda and Delaware, respectively, during 2012 to engage in investment transactions intended to complement our core property and casualty business.

Our Employees

As of February 3, 2014, we had a total of 940 full-time employees. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

Regulatory Matters

General

Our insurance and reinsurance subsidiaries must comply with many laws and regulations in the countries where we operate and where we sell our products. Compliance obligations are increasing in most jurisdictions as the focus on insurance regulatory controls has escalated in recent years, with particular emphasis on regulation of solvency, risk management and controls.

Group Supervision

The Bermuda Monetary Authority (“BMA”) acts as the group supervisor for Allied World Assurance Company, Ltd, our lead insurance and reinsurance subsidiary which has been named the “designated insurer” for group supervisory purposes. In accordance with the Group Supervisory and Insurance Group Solvency Rules effective in January 2012, Allied World Assurance Company, Ltd is required to prepare and submit annual group U.S. GAAP financial statements, annual group statutory financial statements, annual group statutory financial and capital returns, and unaudited quarterly returns.

Bermuda

As a Bermuda company, Allied World Assurance Company, Ltd is subject to the Bermuda Insurance Act 1978 (the “Insurance Act”) and is registered as a Class 4 insurer with the BMA. The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements on Bermuda insurers and reinsurers, and it empowers the BMA to supervise and investigate the affairs of these companies. There are a number of remedial actions the BMA can take to protect the public interest if it determines that a Bermuda company may become insolvent or that a breach of the Insurance Act or of a registration condition has or is about to occur.

In addition to maintaining a principal office in Bermuda and appointing specified officers, the following are some significant aspects of the Bermuda regulatory framework:

Solvency and Capital Standards.    Allied World Assurance Company, Ltd must maintain a minimum solvency margin and hold available statutory capital and surplus equal to or exceeding its enhanced capital requirement and target capital level as determined by the BMA under the Bermuda Solvency Capital Requirement model (the “BSCR model”). The BSCR model is a risk-based capital model that establishes an enhanced capital requirement and total capital level by taking into account risk characteristics specific to an insurer’s business. Allied World Assurance Company, Ltd is required to maintain a minimum solvency margin that is equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written, (3) 15% of net losses and loss expense reserves and (4) 25% of its enhanced group capital requirement.

Eligible Capital and Liquidity.    Allied World Assurance Company, Ltd must disclose the makeup of its capital under a “three-tiered capital system,” under which capital instruments are classified as either basic or ancillary capital, and then classified into one of three tiers based on “loss absorbency” characteristics. The maximum of tier 1, 2 and 3 capital that may be used to support a company’s minimum solvency margin, enhanced capital requirement and target capital level are determined in accordance with BMA rules. In addition, minimum liquidity must be maintained at a ratio at least equal to the value of relevant assets at not less than 75% of the amount of relevant liabilities.

Dividends.    Allied World Assurance Company, Ltd is prohibited from declaring or paying a dividend during any financial year if it is, or would be after such dividend, in breach of its minimum solvency margin, minimum liquidity ratio or enhanced capital requirements. It must also receive BMA approval prior to declaring or paying within any financial year dividends of more than 25% of its total statutory capital and surplus or reducing its total statutory capital by 15%. Additionally, under the Companies Act, no Bermuda company may pay a dividend if such company has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than its liabilities.

Code of Conduct.    Allied World Assurance Company, Ltd must comply with the Insurance Code of Conduct which prescribes the duties, standards, procedures and sound business principles with which all companies registered under the Insurance Act must comply.

Change of Control.    The BMA also requires written notification from any person who, directly or indirectly, becomes a holder of at least 10% of the voting shares of Allied World Assurance Company, Ltd or its parents within stipulated period after becoming such a holder. The BMA may object to such a person if determined to be not fit and proper to be such a holder or it may require the shareholder to reduce its holdings or voting rights.

Ireland

Following its merger with Allied World Assurance Company (Reinsurance) Limited in November 2013, Allied World Assurance Company (Europe) Limited is authorized as a non-life insurance and reinsurance undertaking regulated by the Central Bank of Ireland (“CBI”) pursuant to the Irish Insurance Acts and Central Bank Acts, as well as statutory instruments relating to insurance made or adopted after the European Communities Acts. In addition, the Third Non-Life Directive of the European Union established a common framework for the authorization and regulation of non-life insurance undertakings within the E.U., permitting non-life insurance undertakings authorized in one member state to operate in other member states either directly from the home state (on a freedom to provide services basis) or through local branches (by way of permanent establishment). Allied World Assurance Company (Europe) Limited operates branch offices in the United Kingdom and Switzerland and operates on a freedom to provide services basis in other European Union member states.

United States

Our U.S. insurance and reinsurance subsidiaries are admitted or surplus lines eligible in all 50 states and the District of Columbia. Allied World Insurance Company is domiciled in New Hampshire and is the lead U.S. subsidiary for regulatory purposes. Allied World Assurance Company (U.S.) Inc. and Darwin National Assurance Company are each domiciled in Delaware. Darwin Select Insurance Company and Vantapro Specialty Insurance Company are each Arkansas-domiciled.

The regulation of U.S. insurance and reinsurance companies varies by state. Generally, states regulate insurance holding companies to assure the fairness of inter-affiliate transactions, the propriety of dividends paid to corporate parents and the benefits of any proposed change-of-control transaction. States also regulate insurer solvency, accounting matters and risk management, as well as a range of operational matters including: authorized lines of business, permitted investments, policy forms and premium rates, maximum single policy risks, adequacy of reserves for losses and unearned premiums and maintenance of in-state deposits for the benefit of policyholders. To monitor compliance, state departments conduct periodic examinations of the market conduct and financial fitness of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

Several of our U.S. companies serve primarily the excess and surplus lines markets and, as such, are subject to somewhat reduced regulation and reporting requirements in the jurisdictions in which they write surplus lines insurance. These companies are generally exempt from form and rate pre-approval requirements and from state guaranty fund laws and involuntary pool participation

Guaranty Fund Assessments and Involuntary Pools.    Virtually all states require admitted insurers to participate in various forms of guaranty associations in order to bear a portion of the losses to insureds caused by the insolvency of other insurers. Assessments are generally between 1% and 2% of the annual premiums written. Many states also require participation in assigned risk pools involving workers compensation and automobile insurance.

Risk-Based Capital.    U.S. insurers are subject to risk-based capital (or “RBC”) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) taking into account the specific risk characteristics of the company’s investments and products. The guidelines establish capital requirements for four categories: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2013, we believe all of our U.S. subsidiaries had RBC in excess of amounts requiring company or regulatory action.

Lloyd’s

Syndicate 2232 is licensed by Lloyd’s to underwrite certain lines of insurance and reinsurance business. As the Syndicate’s sole corporate member, Allied World Capital (Europe) Limited must comply with Lloyd’s bye laws and the Financial and Services and Markets Act 2000 (“FSMA”). Lloyd’s has various powers and duties under the FSMA and the Lloyd’s Acts to regulate its members’ operations, including minimum solvency standards and requirements as to member management and control. In addition to establishing the capital required to support a syndicate’s annual underwriting capacity (referred to as the “funds at Lloyd’s”), Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

Our business plan (including the maximum underwriting capacity) for Syndicate 2232 requires annual approval by Lloyd’s. Lloyd’s may require changes to the business plan and may also require additional capital to support an approved business plan. Prior to the closure of any underwriting year, “funds at Lloyd’s” cannot typically be reduced without the consent of Lloyd’s, and such consent will usually be considered only where a member has surplus “funds at Lloyd’s”. Lloyd’s approval is also required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.

Lloyd’s worldwide insurance and reinsurance business is subject to various laws, regulations, treaties and policies of the E.U. as well as each jurisdiction in which it operates. Material changes in governmental requirements or laws could have an adverse effect on Lloyd’s and its member companies, including Allied World Capital (Europe) Limited.

Switzerland

Allied World Assurance Company, AG was licensed by FINMA in 2011 to carry on insurance and reinsurance business in specific non-life lines in Switzerland. It must comply with Swiss insurance supervisory laws under regulations and guidance issued by FINMA, and it is currently required to satisfy capital and solvency requirements, based on two independent methodologies: the E.U.’s Solvency I (solvency margin calculated by applying defined percentages to a base and comparing coverage in terms of the company’s admissible funds against the required solvency margin) and the Swiss Solvency Test (“SST”), which is similar in nature to the methodology to be applied under the E.U.’s Solvency II regime.

In addition to quantitative risk measures, FINMA requires full qualitative governance and control of risk in the firm, including: fitness, propriety and competence of the directors and senior management, observance of ethical standards, objective and appropriate remuneration procedures, management of conflicts of interests, the institution of a compliance function, independence and adequate resourcing of control functions (including the responsible actuary, the risk management function and the internal audit function). Insurance companies are required to implement documented procedures for risk management and internal control.

Other

Allied World Assurance Company, Ltd received regulatory approval to operate branch offices in Hong Kong, Singapore and Labuan, the Malaysian financial district, in March 2009, December 2009 and July 2011, respectively. Also, in connection with the opening in 2012 of a Miami office to service primarily markets in Latin America and the Caribbean, Allied World Insurance Company, Ltd has become registered as a foreign reinsurer in a number of Latin American countries. Darwin National Assurance Company became licensed by the Canadian Office of the Supervisor of Financial Institutions in 2011, in preparation for the opening of its Toronto branch office in 2013.

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

Financial strength ratings are important to the competitive position of insurance and reinsurance companies and are subject to periodic revision at the sole discretion of the rating agency. It is therefore possible that the future ratings of one or more of our insurance subsidiaries will not be maintained at current levels. For the financial strength rating of each of our principal operating subsidiaries, please see Item 1. “Business — Our Financial Strength Ratings”.

If any of our insurance subsidiaries’ ratings were revised downward, our competitive position in the insurance and reinsurance industry would likely suffer. That could in turn cause substantial loss of revenue, as some portion of our business would likely move to competitors with higher financial strength ratings. Additionally, reinsurance contracts often contain terms that allow the ceding company to cancel its contract or to demand additional security if the reinsurer is downgraded below an A- by either A.M. Best or Standard & Poor’s. Any such decision to cancel or demand security would typically depend on the reason for and the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Such ratings-related cancellations and/or additional security requirements could materially affect our financial condition and our future operations, resulting in premium returns, the commutation of reserves and the costs of adding collateral. Moreover, if required to do so due to a ratings downgrade, our U.S. reinsurance operations may not have sufficient liquidity to post security as stipulated in such reinsurance contracts.

All Lloyd’s syndicates benefit from Lloyd’s central resources, including the Lloyd’s brand, its network of global licenses and the central fund. Due to the resources potentially available through the Lloyd’s structure, Syndicate 2232 benefits from Lloyd’s high financial strength ratings. Syndicate 2232 would be adversely affected if the Lloyd’s ratings were downgraded from their present levels.

Actual claims may exceed our reserves for losses and loss expenses.

Our success depends on our ability to accurately assess the risks associated with the businesses we insure and reinsure. We establish loss reserves to cover the expected losses and loss expenses with respect to the policies we write, but such reserves represent estimates only and not exact calculations of liability. These estimates are based on actuarial projections and on our assessment of currently available data, including trends in claims severity and frequency, emerging judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. It is therefore possible that our reserves at any given time will prove to be inadequate.

If we conclude that actual losses and loss expenses exceed our expectations and the reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reserve for Losses and Loss Expenses” for a discussion of overall changes in reserves during 2012 and 2013.) We have estimated our net losses from catastrophes based on actuarial analyses of claims information received to date, industry modeling and discussions with individual insureds and reinsureds. Accordingly, actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available.

We may experience significant losses and financial volatility due to natural and man-made catastrophes.

We have substantial exposure to losses arising out of natural disasters and man-made catastrophes. Natural disasters include a wide variety of destructive events including earthquakes, hurricanes, tsunamis, volcanic eruptions, tornadoes, droughts and floods among others. Man-made disasters can often be as costly as natural catastrophes and include events such as oil spills and similar environmental disasters, industrial explosions, acts of terrorism, nuclear accidents, political instability and global pandemics. Although the incidence and severity of such events are inherently difficult to predict, the international distribution of our business may subject us to a wider array of catastrophe exposure than similarly-situated carriers that do not have our geographic scope. Additionally, our growing book of international trade credit and political risk insurance exposes us to risks associated with global and regional economic upheaval, sovereign debt concerns and political unrest to a higher degree than other carriers.

The loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency but high severity in nature. Large scale climate change could increase both the frequency and severity of our loss costs associated with property damage and business interruption due to storms, floods and other weather-related events. Over the long term, climate change could impair our ability to predict the costs associated with future weather events and could also give rise to new environmental liability claims in the energy, manufacturing and other industries we serve. In terms of severity, a combination of inflation-impacted property values and denser concentrations of insured properties have increased the overall severity of catastrophe losses to the industry in recent years, and we expect this trend to continue.

We use industry-recognized catastrophe risk modeling programs to help us quantify our aggregate exposure to any one event. The accuracy of any such model’s predictions is largely dependent on the accuracy and quality of the data provided in the underwriting process and the judgments of our employees and other industry professionals. No model can anticipate every potential peril or catastrophic loss event, and it is particularly difficult for a model to anticipate losses that have not been experienced as a result of prior catastrophes. In addition, there is a possibility that loss reserves established for past catastrophes will be inadequate to cover losses. U.S. GAAP does not permit insurers and reinsurers to reserve for a catastrophe until it occurs, so claims from these events could cause substantial volatility in our financial results for any fiscal period.

Losses from catastrophic events could have a material adverse effect on our financial condition and could also result in downward revisions to our financial strength ratings from the various rating agencies that cover us. Accordingly, we remain exposed to unanticipated contingencies related to natural disasters and man-made catastrophes which could have a material adverse effect on our results of operations.

We may be adversely impacted by inflation due to the long-tail nature of our business.

A significant portion of our business is in long-tail lines (i.e., business lines in which the adjustment and payment of policy claims may not occur until several years after the policy expires). Long-tail insurance lines are inherently more susceptible than short-tail lines to the effects of inflation, because premiums are established long before the ultimate amounts of loss and loss adjustment expense are known. Although we consider inflation’s impact on our ultimate loss and loss adjustment expenses when we set premium rates, our premiums may not fully account for the actual effect of inflation, which would result in our underpricing the risks that we insure and reinsure. If inflation causes our claims costs to exceed the reserves established when policies were written or the claims initially received, the resulting increase to reserves in later periods would decrease such periods’ net income and could have a material adverse effect on financial condition and results of operations.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.

We seek to limit our loss exposure by, among other things: adhering to limits restrictions on policies written in defined geographical zones and on limits exposed to any single client; adjusting the client’s retained risk levels where appropriate; establishing per-risk and per-occurrence limitations for each event; establishing underwriting guidelines which cover every insurance program written; and purchasing reinsurance. In addition, many of our direct liability insurance policies include maximum aggregate limitations. We cannot assure you that any of these loss limitation methods will be effective. In particular, geographic zone limitations involve significant underwriting judgments, including the determination of the areas of the zones and whether a policy falls within particular zone limits. Also, disputes relating to coverage conditions and choice of legal forum may arise, with the result that provisions of our policies designed to limit our risks may not be enforceable in the manner we intend. For the forgoing reasons, one or more catastrophes or other events could result in claims and expenses that substantially exceed our expectations and could have a material adverse effect on our results of operations.

Turmoil in the U.S. and international financial markets could harm our business, liquidity and financial condition, and our share price.

U.S. debt ceiling and budget deficit concerns, together with adverse sovereign debt conditions in Europe, have increased the possibility of further economic slowdowns. These conditions, including the possibility of a prolonged recession, may adversely affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us. Increased volatility in the U.S. and other securities markets may also adversely affect our ability to access and efficiently use internal and external capital resources, our investment performance and our share price.

We depend on a small number of brokers for a large portion of our revenues. The loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. For the year ended December 31, 2013, our top three brokers were Marsh, Aon (including Benfield Group) and Willis, and they represented approximately 26%, 18% and 12%, respectively, of our total gross premiums. Loss of all or a substantial portion of the business produced by any one of those brokers could have a material adverse effect on our financial condition, results of operations and business.

Our reliance on brokers, program administrators and third-party claims adjusters subjects us to risk.

We transact business through intermediaries, frequently paying insured or reinsured claims through brokers, program administrators or third-party claims adjustment services. If such an intermediary were to fail to pass such a payment through to the claimant or policyholder, we would remain liable for the deficiency because of local laws or contractual obligations. Likewise, when a customer pays its policy premium to a broker or program administrator for further remittance to us, that premium is generally considered to have been paid and the client is no longer liable for such amount even if we do not actually receive the premium. Consequently, we assume a degree of credit risk associated with the intermediaries we use with respect to our insurance and reinsurance business.

In addition, we write a portion of our insurance business under contracts pursuant to which we authorize program administrators to underwrite and bind business on our behalf, within guidelines we prescribe. We rely on controls incorporated in program administration agreements, as well as on the administrator’s internal controls, to limit the risks insured only to those within the prescribed parameters. However, our controls and monitoring efforts may be ineffective, permitting one or more program administrators to exceed underwriting authority and cause us to insure risks outside the agreed upon guidelines. To the extent such administrators exceed their authorities or otherwise breach their obligations to us, our financial condition or results of operations could be materially adversely affected.

We may be unable to purchase reinsurance for our own account on commercially acceptable terms or to collect under any reinsurance we have purchased.

We acquire reinsurance purchased for our own account to mitigate the effects of large or multiple losses on our financial condition. From time to time, market conditions have limited, and in some cases prevented, insurers and reinsurers from obtaining the reinsurance they consider adequate for their business needs. We may be unable to purchase reinsurance in the areas and for the amounts required or desired. Even if reinsurance is generally available, we may not be able to negotiate terms that we deem appropriate or acceptable or to obtain coverage from entities with satisfactory financial resources.

In addition, uncertainty within the financial markets may adversely affect our reinsurers’ and retrocessionaires’ ability to meet their obligations to us. The inability or refusal of such parties to make payments under a reinsurance or retrocession agreement with us could have a material adverse effect on our financial condition and results of operations because we remain liable to the insureds under the corresponding coverages written by us.

Our investment performance may adversely affect our financial performance and ability to conduct business.

Because we derive substantial income from invested assets, our operating results depend in significant part on the performance of our investment portfolio. Volatile conditions in the U.S. and international financial markets have in the past adversely affected our investment portfolio, and such conditions could occur again. Depending on market conditions, we could incur additional losses in future periods which could have a material adverse effect on our financial condition, results of operations and business.

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, lack of liquidity, credit downgrades, default risk and, in some cases, pre-payment or reinvestment risk. In addition, while we strive to maintain an investment portfolio with instruments rated highly by the recognized rating agencies, there are no assurances that these high ratings will be maintained over time. During the recent past, companies with highly-rated debt have filed for bankruptcy. The assignment of a high credit rating does not preclude the potential for the risk of default on any investment instrument.

Our current Investment Policy Statement permits a limited amount of our investment portfolio to be invested in alternative assets (such as hedge funds and private equity). As a result, we may be subject to redemption restrictions which limit our ability to withdraw funds or realize gains or losses on such investments for some period of time after our initial investment. The values of, and returns on, such investments are also likely to be more volatile than those of our non-alternative portfolio. In addition, investments in hedge funds may involve certain other risks, including the limited operating history of a fund as well as risks associated with the strategies employed by the managers of the fund.

Because losses arising from our insurance or reinsurance business may not flow in a regular or predictable fashion, our liquidity needs could be substantial and may arise at any time. To the extent we are unsuccessful in managing our investment portfolio within the context of our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, or we may have difficulty in liquidating some of our alternative investments due to restrictions on sales, transfers and redemptions noted above. This could have a material adverse effect on the performance of our investment portfolio. If either our need for liquidity or our general liability profile unexpectedly changes, we may not be successful in continuing to structure our investment portfolio in its current manner. In addition, investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.

A material increase in interest rates and/or credit spread levels could result in significant losses in the fair value of our investment portfolio.

Our investment portfolio is comprised largely of fixed-rate instruments the returns on which may be adversely affected by fluctuations in interest rates. Investment income on rate-sensitive securities is generally reduced during sustained lower interest rate periods, as higher-yielding fixed income securities are called by the issuers, or mature or are sold, and their proceeds must be reinvested at lower rates. Conversely, during periods of rising interest rates prices of fixed income securities tend to fall and the ability to realize gains upon their sale is reduced. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We may be unable to effectively mitigate our interest rate sensitivity with the result that a rise in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio. Such losses could have a material adverse effect on our financial condition and results of operations. Additionally, changes in the credit spread (the difference in the percentage yield) between U.S. Treasury securities and non-U.S. Treasury securities may negatively impact our investment portfolio as we may not be able to effectively mitigate credit spread sensitivity. In particular, a significant increase in credit spreads could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have a material adverse effect on our financial condition and results of operations.

In addition, our investment portfolio includes material amounts of U.S. government agency and non-agency commercial and residential mortgage-backed securities. (See “Business — Investments: Type of Investment”.) When interest rates decline, mortgage prepayments generally increase and mortgage-backed securities are generally prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. When interest rates rise, mortgage-backed securities may have lower levels of prepayments, extending their maturity and duration, thereby negatively impacting the security’s price.

Our non-agency commercial and residential mortgage-backed securities are subject to delinquencies, defaults and losses on the underlying mortgage loans. While many of the factors that led to such delinquencies, defaults and losses in the past have moderated in recent years, further deterioration is possible. Delinquencies, defaults and losses with regard to non-agency residential mortgage-backed securities are driven in part by residential property values. A decline or an extended flattening in property values may result in increased delinquencies, defaults and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. This would negatively impact the value of our securities.

Our investment portfolio includes below investment-grade securities that have a higher degree of credit or default risk, which could result in significant losses in the fair value of our investment portfolio.

Our investment portfolio consists primarily of investment grade, fixed maturity securities. However, we invest a smaller portion of the portfolio in below investment-grade securities. (See “Business — Investments: Ratings as of December 31, 2013”.) Additionally, we have recently made investment commitments involving private equity funds and hedge funds. These securities and fund investments, on which we expect to receive higher investment returns, also expose us to a higher degree of credit risk and counterparty default risk. They are also likely to be less liquid in times of economic weakness or market disruptions. During such periods we could experience default losses in our portfolio, which could have a material adverse effect on our financial condition and results of operations.

The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.

During periods of market disruptions, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, certain asset classes which normally trade in active markets with significant observable data may become less liquid during times of financial turmoil. In such cases, the valuation of a greater number of securities in our investment portfolio may require more subjectivity and management judgment. Valuations that are derived from inputs which are less observable or that require greater estimation could result in value determinations that differ materially from the values at which the investments may be ultimately sold. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by fluctuations in currency exchange rates.

A meaningful portion of our insurance and reinsurance contracts are denominated in a currency other than the U.S. dollar, which is the functional currency of all our operating subsidiaries. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar. Assets in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt, while liabilities incurred in a non-U.S. currency are carried on our books in the original currency until converted to U.S. dollars at the time of payment. We incur foreign currency exchange gains or losses as we ultimately receive premiums and settle claims in foreign currencies. Among the currencies creating foreign exchange risk for us are the Australian dollar, the Canadian dollar, the British pound sterling and the Euro.

To the extent that we do not adequately hedge our foreign currency risk or our hedges prove ineffective, the impact of a movement in foreign currency exchange rates could adversely affect our financial condition or results of operations. In recent years, the European sovereign debt crisis and related restructuring efforts may have increased the risk of exchange rate volatility.

We may require additional capital in the future that may not be available to us on commercially favorable terms or may require shareholder approval.

Our future capital requirements depend on many factors, including our ability to write new business and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds we receive from insurance premiums and investment income are insufficient to fund our requirements, we may need to raise additional funds through financings or liquidating assets. Financial market volatility in recent years has created uncertainty in the equity and credit markets, and such uncertainty could affect the ability of insurers and reinsurers to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us. In the case of equity financing, shareholder dilution could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

In addition, Swiss law generally prevents us from issuing shares below par value. Therefore, if a need to raise common equity capital arose at a time when the trading price of our shares was below par value, we would need to obtain shareholder approval to decrease the par value of our shares, a requirement that would entail filing a proxy statement with the SEC and convening a meeting of shareholders, which could delay capital raising plans. Further, there is no assurance that we would be able to obtain such shareholder approval. Lastly, a reduction in our shares’ par value may decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Risks Related to Taxation- We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax”.

Our shareholders are empowered to authorize share capital that can be issued by the Board of Directors without shareholder approval. Under Swiss law and our Articles of Association, this authorization is limited to 20% of our existing registered share capital and must be renewed by the shareholders every two years. Additionally, subject to specified exceptions described in our Articles of Association, Swiss law grants preemptive rights to existing shareholders and provides less flexibility than many U.S. states’ laws in the various terms that can attach to different classes of shares. For example, we will not be able to issue preferred stock without the approval of a majority of the votes cast at a shareholder meeting.

There may be situations where the additional restrictions which Swiss laws and our Articles of Association impose on capital management flexibility could have a material adverse effect on our ability to effectively manage our capital and could also adversely impact our shareholders.

Our business could be adversely affected if we lose any member of our management team or are unable to attract and retain our personnel.

Our success depends in substantial part on our ability to attract and retain the highly qualified employees who have the experience and knowledge necessary to generate and service our business. We rely substantially on the services of our executive management team. If we were to lose the services of any member of our executive management team, our business could be adversely affected. An inability to attract and retain other talented personnel could impede implementation of our business strategy, materially and adversely affecting our business. We currently have written employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, General Counsel, Chief Actuary and certain other members of our executive management team; however, these agreements will likely need to be revised in light of the New Swiss Regulations discussed below. We do not maintain key man life insurance policies for any of our employees.

Recent changes to Swiss law regarding executive compensation and corporate governance could adversely affect our ability to retain members of our management team or our Board of Directors and our ability to compete for talented employees with other insurance and reinsurance companies domiciled outside of Switzerland.

Recent changes in Swiss law (the “Swiss Ordinance”) became effective as of January 1, 2014, subject to an extended transition period for some requirements. These changes will, among other things, require a binding shareholder approval for the compensation received by our management team and Board of Directors; require our shareholders to approve numerous amendments to our Articles of Association, including approving our compensation practices; prohibit severance payments; restrict the terms of provisions in existing and any future employment agreements; and subject our Board of Directors to criminal sanctions in certain cases for violations of the Swiss Ordinance.

There is significant competition for executive and board talent in the insurance and reinsurance industry, and we compete for such persons with companies that are regulated by the laws of jurisdictions that may provide greater flexibility than Switzerland in terms of compensation and corporate governance practices. The provisions of the Swiss Ordinance may adversely affect our ability to retain members of our management team and our Board of Directors as well as to compete for talented employees with other insurance and reinsurance companies domiciled outside of Switzerland, all of which could adversely affect our business.

Employee error and misconduct may be difficult to detect and prevent and could adversely affect our business, results of operations and financial condition.

We may experience losses from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization or failure to comply with regulatory or legal requirements. In particular, one or more of our employees, officers or agents may violate our internal policies concerning compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 or the anti-bribery laws in other countries. Such violations could entail severe penalties for improper payments for the purpose of obtaining or retaining business or gaining a commercial advantage. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Losses related to employee error or misconduct could adversely affect our financial condition, results of operations and business.

If we experience difficulties with our information technology and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected.

We rely heavily on the successful, uninterrupted functioning of our information technology (“IT”) and telecommunications systems. Our ongoing business and continued expansion are highly dependent upon our ability to perform, efficiently and without interruption, necessary business functions. A prolonged failure of our IT and/or telecommunication systems or the termination of certain of our third-party software licenses could materially impact our ability to write and service our business or perform other necessary actuarial, legal, financial and administrative functions. Computer viruses, hackers and other external hazards, as well as internal exposures such as potentially dishonest employees, could expose our IT and data systems to security breaches that may result in liability to us, cause our data to be corrupted and cause us to commit resources, management time and money to prevent or correct security breaches. Some of our key business partners rely on our systems for critical underwriting and administration functions, and interruption and/or failure of these systems could cause significant liability to them. If we do not maintain adequate IT and telecommunications systems, we could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, litigation exposures and increased administrative expenses. As a result, our ability to conduct our business might be adversely affected.

The integration of acquired companies, the growth of operations through new lines of business, the expansion into new geographic regions and/or the entering into joint ventures may expose us to operational risks.

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

Risks Related to the Insurance and Reinsurance Business

The insurance and reinsurance business is historically cyclical, with periods of excess underwriting capacity and unfavorable premium rates and policy terms.

Insurers and reinsurers tend to experience significant cyclicality in operating results due to fluctuating levels of competition and underwriting capacity, catastrophic events, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the amount of industry surplus which, in turn, responds to changes in the investment returns earned by insurers and reinsurers. Catastrophic events, which are inherently unpredictable, can affect the subsequently prevailing market prices for certain products. As a result of these factors, the insurance and reinsurance business historically has been characterized by periods of intense competition on price and policy terms (due to excessive underwriting capacity) as well as periods when capacity shortages permit favorable premium rates and policy terms. Increased supply of insurance and reinsurance may have adverse consequences for us, including fewer policies and contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

Increased competition in the insurance and reinsurance markets in which we operate could adversely impact our operating margins.

The insurance and reinsurance industry is highly competitive, and many of our competitors in the U.S. and international markets have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets.

In addition, risk-linked securities and other non-traditional risk transfer mechanisms are being offered by non-insurance entities, and the availability of such products could reduce the demand for traditional insurance and reinsurance. New competition arising from these developments could result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse effect on our growth, financial condition or results of operations.

For our reinsurance business, ceding companies may fail to accurately assess the risks they underwrite which may lead us to inaccurately assess the risks we assume.

Reinsurance underwriting success depends in part on the policies, procedures and expertise of the ceding companies making the original underwriting decisions. Underwriting is a matter of judgment, and we face the risk that the ceding companies may fail to accurately assess the risks they underwrite, which, in turn, may lead us to inaccurately assess the risks we assume as reinsurance. If this occurs, the premiums that are ceded to us may not adequately compensate us and we could face significant losses on these reinsurance contracts.

The effects of emerging claims and coverage issues on our business are uncertain.

As legal, judicial, social and other conditions change, unexpected and unintended issues may adversely affect our business, either by extending coverage beyond underwriting intent or by increasing the number or size of claims. Such changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. Consequently, the full extent of liability under our insurance and reinsurance contracts may not be known for many years after a contract is issued. Examples of emerging claims and coverage issues include:

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

The availability and cost of reinsurance security arrangements may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the United States.

Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not accredited as a reinsurer in any U.S. jurisdiction. As a result of its non-accredited status, it is generally required to post collateral with respect to reinsurance liabilities it assumes in order that its U.S.-domiciled cedents may obtain full credit on their statutory financial statements with respect to the reinsurance liabilities due from Allied World Assurance Company, Ltd. Such collateral may be in the form of letters of credit, reinsurance trusts or funds-withheld arrangements where assets are held by the ceding company. Allied World Assurance Company, Ltd uses trust accounts and has access to up to $1.45 billion in letters of credit under two letter of credit facilities.

Access to our existing letter of credit facilities depends on our compliance with agreed-upon covenants and on the ability of the banks to meet their commitments. Our $1 billion letter of credit facility with Citibank Europe plc is on an uncommitted basis, which means the bank has agreed to offer us up to $1 billion in letters of credit, but they are not contractually obligated for that full amount. Our $450 million syndicated letter of credit facility expires in June 2016. If such facilities are not sufficient or drawable or if Allied World Assurance Company, Ltd is unable to renew either facility or to arrange for trust accounts or other types of security on commercially acceptable terms, the amount of reinsurance it is able to provide to U.S.-domiciled insurers may be reduced, which could have a material adverse effect on our business and results of operations.

Risks Related to Laws and Regulations Applicable to Us

Compliance with the legal and regulatory requirements to our insurance subsidiaries are subject is expensive. Any failure to comply could have a material adverse effect on our business.

We must comply with numerous laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions where our subsidiaries are organized and also where they sell their insurance and reinsurance products. (See “Business — Regulatory Matters”.) In general, and particularly for offshore insurers and reinsurers, our industry has been subjected to increased regulatory scrutiny over the past decade. Recent U.S. Congressional initiatives (as yet unadopted) have looked toward increased regulation of the domestic insurance industry. The impact of changes in laws and regulations on our future operations could be substantial, and the cost of complying with new legal requirements could have a material adverse effect on our business.

Our subsidiaries may not always be able to obtain or maintain necessary licenses, authorizations or accreditations, or they may be unable to fully comply with or gain exemption from laws and regulations applicable to them. An inability to comply with applicable laws or regulations could restrict our business in jurisdictions where we now operate or where we plan to operate. In addition, noncompliance with applicable laws could result in fines or other sanctions, any of which could have a material adverse effect on our business.

Our Bermuda operating company could become subject to regulation in the United States.

Allied World Assurance Company, Ltd, our Bermuda operating company is not admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, a majority of its gross premiums written each year is derived from policies or treaties with entities domiciled in the United States. Each state in the United States regulates the sale of insurance and reinsurance by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its Bermuda office and maintains no office and no personnel in the United States. While we believe our Bermuda subsidiary is not violating any state law or regulation, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. If Allied World Assurance Company, Ltd were to become subject to any laws of this type in the future, we could be unable to comply with the requirements of those laws which could materially affect the amount of business done by our Bermuda subsidiary with U.S. domiciled policyholders.

We may become subject to additional Swiss regulation.

The BMA currently exercises group supervisory authority over our insurance companies. (See “Business — Regulatory Matters — Group Supervision”). In 2009, we received non-binding written confirmation from the Swiss regulator, FINMA, that it will not subject us to group supervision based primarily on the fact that most of our senior management do not reside in Switzerland. We cannot assure you that our future business needs may not require us to have a greater management presence in Switzerland or that FINMA will not otherwise determine to exercise group supervision over us. If subjected to group supervision by FINMA, there could be additional costs and administrative obligations as well as a substantial impact on our organizational and operational flexibility.

Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments.

Allied World Switzerland, our ultimate parent company, is a holding company that has no substantial operations of its own nor any significant assets other than its ownership of its direct and indirect subsidiaries. Dividends and other permitted distributions from subsidiaries are expected to be the sole source of funds for Allied World Switzerland to meet any ongoing cash requirements and to pay any dividends to shareholders. In addition, we have insurance subsidiaries that are the parent companies for other insurance subsidiaries, such that dividends will be subject to multiple layers of the regulations discussed below, as funds are distributed to our ultimate parent company. The inability of our insurance subsidiaries to pay dividends in an amount sufficient to enable Allied World Switzerland to meet its cash requirements could have a material adverse effect on our business, our ability to transfer capital from one subsidiary to another and our ability to declare and pay dividends to our shareholders. Furthermore, Allied World Bermuda has senior notes outstanding and an inability of any of its insurance subsidiaries to pay dividends could impact its ability to make payments on the outstanding senior notes, which could have a material adverse effect on our business.

Swiss Law

Under Swiss law, dividends may be paid out only if we have sufficient distributable profits from previous fiscal years or if we have legal reserves, each as presented on Holdings’ audited statutory financial statements. Payments out of the share capital (in other words, the aggregate par value of our share capital) in the form of dividends are not allowed; however, payments out of share capital may be made by way of a capital reduction to achieve a similar result as the payment of dividends. The affirmative vote of shareholders holding a majority of the votes cast at a shareholder meeting must approve reserve reclassifications and distributions of dividends; our Board of Directors cannot itself authorize the dividend. Under Swiss law, upon satisfaction of all legal requirements, we will be required to submit an application to the Swiss Commercial Register to register each applicable par value reduction. Without effective registration of the appropriate documentation with the Swiss Commercial Register, we will not be able to proceed with the payment of any installment of such dividend. We cannot assure you that the Swiss Commercial Register will approve the registration of any applicable par value reduction.

Under Swiss law, if our general capital reserves amount to less than 20% of the share capital recorded in the Swiss Commercial Register (i.e., 20% of the aggregate par value of our capital), then at least 5% of our annual profit must be retained as general reserves. In addition, Swiss law requires that we create a special reserve on Holdings’ audited statutory financial statements in the amount of the purchase price of common shares we or any of our subsidiaries repurchases, which amount may not be used for dividends.

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

We are required under Swiss law to declare any dividends and other capital distributions in Swiss francs. We have made and intend to continue to make any dividend payments to holders of our common shares in U.S. dollars. Continental Stock Transfer & Trust Company, our transfer agent, will be responsible for paying the U.S. dollars to registered holders of our common shares, less amounts subject to withholding for taxes. As a result, shareholders may be exposed to fluctuations in the U.S. dollar-Swiss franc exchange rate between the date used for purposes of calculating the Swiss franc amount of any proposed dividend or par value reduction and the relevant payment date.

Bermuda Law

Without BMA approval, Allied World Assurance Company, Ltd is prohibited from paying dividends of more than 25% of its total statutory capital and surplus (as shown in its previous year-end statutory balance sheet) and may not pay any dividend if it failed to meet minimum solvency and liquidity criteria as of the prior year-end. Further, reduction of total statutory capital by 15% or more would require the prior approval of the BMA. In addition, Bermuda corporate law prohibits declaration or payment of a dividend whenever there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts.

U.S. and Irish Law

A U.S. insurance company may not pay an “extraordinary” dividend unless the applicable insurance regulator has approved (or not objected) to such action upon its receipt of 30-day prior notice. In general, an “extraordinary” dividend is defined as a dividend that, together with other dividends made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of: (a) 10% of the insurer’s statutory surplus as of the immediately prior year end; or (b) or the statutory net income during the prior calendar year. Regulators could also prohibit the payment of ordinary dividends by our U.S. insurance subsidiaries (or other payments, such as under a tax sharing agreements or for employee or other services) if they determine that such payment could be adverse to such subsidiaries’ policyholders. In Ireland, the CBI must consent to any action by Allied World Assurance Company (Europe) Limited to reduce the level of its capital, to pay any dividend, to make any inter-company loan or which would cause it to fall below a minimum solvency margin. These rules and regulations may have the effect of restricting the ability of these companies to declare and pay dividends.

Effectiveness of the Affordable Care Act in the United States could have a material impact on our business.

Our U.S. insurance segment and our international insurance segment derive substantial revenues from healthcare liability underwriting, that is, insuring professionals and institutions that participate in the U.S. healthcare delivery infrastructure. Much of the U.S. healthcare reform legislation, the Affordable Care Act, becomes effective in 2014 and is likely to effect far-reaching changes in the healthcare delivery system and cost reimbursement structure in the United States. Such changes could negatively impact our healthcare liability business. Additionally, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. While the impact of this healthcare legislation or future healthcare proposals on our business is difficult to predict, any material changes in how healthcare providers insure their malpractice liability risks could have a material adverse effect on our results of operations.

Legislative and regulatory initiatives, such as the Dodd-Frank Act in the United States and Solvency II in Europe, could adversely affect our business.

The 2010 Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) effected sweeping changes to financial services regulation in the United States, including the establishment of a Federal Insurance Office (“FIO”). In December 2013, the FIO issued a report to Congress on recommendations for modernizing regulation of the U.S. insurance industry. The report recommended that in certain respects, and in the short term, the U.S. system of insurance regulation can be modernized through state-based improvements combined with certain federal actions. The report identified areas for direct federal involvement in international standard setting, FIO participation in supervisory colleges which monitor the regulation of large national and internationally active insurance groups and federal pursuit of international “covered agreements” to afford nationally uniform treatment of reinsurance collateral requirements. The report also made several recommendations for state reform of insurance regulation including changes to the state regulation of insurance company solvency, group supervision and corporate governance. The potential impact on our business as a result of the Dodd-Frank Act and the FIO’s current and future recommendations remain unclear; however our financial results could be adversely affected if the FIO’s report results in the creation of federal insurance regulations that constrain our business opportunities or reduce investment flexibility.

In addition to federal developments, the insurance and reinsurance industry is also subject to heavy regulatory scrutiny by state governments and by an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Authorities in the United States and worldwide show increasing concerns about the potential risks posed by the insurance industry as a whole and about its risks to commercial and financial systems, and these concerns may result in increased regulatory intervention. Some state legislatures have considered or enacted laws that increase regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of the Insurance Commissioners regularly reexamines and recommends enhancements to existing laws and regulations.

For example, we could be adversely affected by proposals to:

•	provide governmental insurance or reinsurance capacity in markets we target;

•	require greater participation in industry risk pools and guaranty associations;

•	expand the scope of mandated coverage terms under insurance policies;

•

revise laws and regulations under which we operate, including a potential change to U.S. tax laws to disallow or limit the current tax deduction for reinsurance premiums paid by our U.S. subsidiaries to our Bermuda insurance subsidiary for reinsurance protections it provides to our U.S. subsidiaries; or

•	disproportionately benefit the companies of one country over those of another.

With respect to international measures, the 2009 E.U. directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers (“Solvency II”) may affect our insurance businesses. In September 2013, the European Insurance and Occupational Pensions Authority (“EIOPA”) published final guidelines for Solvency II preparations, which set out EIOPA’s proposal for the phased introduction of specific Solvency II requirements covering systems of governance, forward looking assessment of the undertaker’s own risk, submission of information to national authorities, and the pre-application of internal models. Full implementation of the Solvency II requirements is currently anticipated at the beginning of 2016, and compliance with its capital and solvency margin requirements may lead to an increase of the capital required by our E.U. domiciled insurer. Solvency II provides for the supervision of insurers and reinsurers on both a solo (entity level) and group basis. (See Item 1. “Business—Regulatory Matters-Group Supervision”.) In respect of our non-E.U. subsidiaries engaging in E.U. insurance or reinsurance business, should the regulatory regime in which they are operating not be deemed equivalent to that established within the E.U. pursuant to Solvency II, additional capital requirements may be imposed in order that such companies may continue to insure or reinsure E.U. domiciled risk/cedents.

We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal insurance subsidiary is domiciled in Bermuda. For example, as a small jurisdiction, Bermuda may be disadvantaged in participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the leading E.U. countries. In addition, Bermuda is currently an overseas territory of the United Kingdom but may consider changes to such status in the future. These changes could adversely affect Bermuda’s position with respect to its regulatory initiatives, which could adversely impact us commercially.

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

As of February 3, 2014, we had 33,284,136 common shares outstanding. Up to an additional 1,278,386 common shares may be issuable upon the vesting and exercise of outstanding stock options, restricted stock units (“RSUs”) and performance-based equity awards. We have filed registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register common shares issued or reserved for issuance under our equity incentive plans and our Amended and Restated Employee Share Purchase Plan, and additional share registrations may occur in the future. Subject to the exercise of issued and outstanding stock options, shares registered under the registration statements on Form S-8 will be available for sale to the public. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that such sales might occur, could depress the shares’ market price and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

Our Articles of Association contain restrictions on voting, ownership and transfers of our common shares.

Our Articles of Association generally provide that shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10% or more of the voting power conferred by our common shares. These provisions could reduce the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. Our Board of Directors may refuse to register any holder of shares as a shareholder with voting rights based on certain grounds, including if the holder would, directly or indirectly, formally, constructively or beneficially own (as described in Articles 8 and 14 of our Articles of Association) or otherwise control voting rights with respect to 10% or more of our registered share capital recorded in the Swiss Commercial Register. In addition, our Board of Directors shall reject entry of a holder of voting shares as a shareholder with voting rights in the share register or shall decide on such holder’s deregistration when the acquirer or shareholder upon request does not expressly state that it has acquired or holds the voting shares for its own account and benefit. Furthermore, our Board of Directors may cancel, with retroactive application, the registration of a shareholder with voting rights if the initial registration was on the basis of false information in the shareholder’s application. Shareholders registered without voting rights may not participate in or vote at our shareholders meetings, but will be entitled to dividends, preemptive rights and liquidation proceeds. Only shareholders that are registered as shareholders with voting rights on the relevant record date are permitted to participate in and vote at a shareholders meeting.

Anti-takeover provisions in our Articles of Association could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

Our Articles of Association currently make it difficult to replace directors even if the shareholders consider it beneficial to do so, and they could also delay or prevent a change of control that shareholders might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price offered by a bidder in a potential takeover. Such provisions can adversely affect the prevailing market price of our shares if viewed as discouraging management changes and/or takeover attempts.

The following Articles, among others, could have such an effect: reduced voting power for shareholders owning 10% or more of our total shares; and discretion by our directors to decline registration of a shareholder as a shareholder-with-voting-rights to the extent such shareholder owns or otherwise controls (alone or together with others) 10% of our total voting rights or if such shareholder refuses to confirm to us that it has acquired the voting shares for its own account and benefit.

Moreover, our Board of Directors has the power until May 3, 2014 to issue a number of voting shares up to 20% of our share capital registered in the Swiss Commercial Register and to limit or withdraw the preemptive rights of the existing shareholders in various circumstances.

As a shareholder of our company, you may have greater difficulties in protecting your interests than as a shareholder of a U.S. corporation.

Swiss law differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Together with our Articles of Association, these Swiss law differences may result in your having greater difficulties protecting your interests as a shareholder of our company than you would as a shareholder of a U.S. corporation. Among other things, such differences impact the ability to void transactions involving an interested director as well as the ability to hold an interested director accountable for benefits realized in a transaction with our company. Also affected by Swiss law are what approvals may be required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights a shareholder has to enforce specified provisions of Swiss corporate law or our Articles of Association, shareholder rights to bring class action and derivative lawsuits and the circumstances under which we may indemnify our directors and officers.

Furthermore, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon Holdings or upon its non-U.S. management or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

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

Regulatory constraints may make it difficult for persons or groups to acquire a large block of our common shares, if such ownership is viewed as indirect control over our operating insurance subsidiaries. The BMA must approve all issuances and transfers of securities of Bermuda exempted companies. Before any person acquires 10% or more of the voting shares, either directly or indirectly, of any of our U.S. insurance subsidiaries, that shareholder must file an acquisition statement with and obtain prior approval from the domiciliary insurance commissioner of the respective company. Similar provisions apply to our Lloyd’s corporate member.

Risks Related to Taxation

U.S. taxation of our non-U.S. companies could materially adversely affect our financial condition and results of operations.

We believe that our non-U.S. companies, including our Swiss, Bermuda and Irish companies, have operated and will operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than certain U.S. federal excise and withholding taxes) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, we cannot assure you that the U.S. Internal Revenue Service (the “IRS”) will not contend that a non-U.S. company is engaged in a U.S. trade or business. If any of the non-U.S. companies is engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business. In addition, a U.S. federal branch profits tax at the rate of 30% may be imposed on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of investment income of such company, as computed under Section 842 of the Code, requiring that a foreign company carrying on a U.S. insurance or reinsurance business have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risks insured or reinsured by such company, may be subject to U.S. federal income and branch profits taxes.

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

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or pay dividends out of legal reserves, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction or out of legal reserves is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve such dividends, that we will be able to meet the other legal requirements, or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions or out of legal reserves will be limited. If we are unable to make a distribution through a reduction in par value or pay a dividend out of legal reserves, we may not be able to make distributions without subjecting you to Swiss withholding taxes.

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

Our non-U.K. companies and/or non-Irish companies may become subject to U.K. tax or Irish tax, respectively, which may have a material adverse effect on our results of operations.

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

A non-U.K. resident company will only be subject to U.K. corporation tax if it carries on a trade in the United Kingdom through a permanent establishment in the United Kingdom. Such a company is, in broad terms, taxable on the profits and gains attributable to the U.K. permanent establishment. Each of our companies, other than Allied World Assurance Company (Europe) Limited (which has an established branch in the United Kingdom), currently intend to operate in such a manner so as not to carry on a trade through a permanent establishment in the United Kingdom. The Allied World Assurance Company (Europe) Limited branch in London constitutes a permanent establishment and the profits attributable to such permanent establishment are subject to U.K. corporation tax. The United Kingdom has no income tax treaty with Bermuda.

In some circumstances companies neither resident in the United Kingdom nor entitled to the protection afforded by a double tax treaty between the United Kingdom and their residency jurisdiction may be exposed to U.K. income tax (other than by deduction or withholding) on income arising in the United Kingdom. However, each of our companies currently operates in such a manner that we expect none to fall within the charge to income tax in the United Kingdom (other than by deduction or withholding) in this respect.

Companies resident in Ireland are generally subject to Irish corporation tax on their worldwide income and capital gains. Other than Allied World Assurance Company (Europe) Limited, AWAC Services Company (Ireland) Limited and Allied World Assurance Holdings (Ireland) Ltd (our “Irish companies”), no Holdings subsidiary should be treated as being resident in Ireland unless the central management and control of any such company is exercised in Ireland. The concept of central management and control is indicative of the highest level of control of a company, and is wholly a question of fact. Our subsidiary companies, other than the Irish companies, currently intend to operate in a manner such that central management and control of each is exercised outside of Ireland. Nevertheless, because central management and control is a question of fact to be determined based on a number of different factors, the Irish Revenue Commissioners might contend successfully that the central management and control of any of our companies is exercised in Ireland, which would subject such company to Irish corporation tax on worldwide income and capital gains.

The trading income of a company not resident in Ireland for Irish tax purposes can also be subject to Irish corporation tax if it carries on a trade through a branch or agency in Ireland. Each of our companies currently intend to operate in a manner such that no company carries on a trade through a branch or agency in Ireland. Nevertheless, because neither case law nor Irish legislation definitively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our companies, other than our Irish companies, is trading through a branch or agency in Ireland. Should this occur, such companies will be subject to Irish corporation tax on profits attributable to that branch or agency.

If any subsidiary, other than our U.K. resident or Irish companies were treated as being resident in the United Kingdom or Ireland, respectively, for corporate tax purposes, or were treated as carrying on a trade in the United Kingdom or Ireland through a branch agency or of having a permanent establishment in such country, results of operations and your investment could be materially adversely affected.

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

Item 1B.	Unresolved Staff Comments.

None.

GLOSSARY OF SELECTED INSURANCE AND OTHER TERMS

Admitted insurer	An insurer that is licensed or authorized to write insurance in a particular state; to be distinguished from an insurer eligible to write excess and surplus lines insurance on risks located within a jurisdiction.

Assumed reinsurance	That portion of a risk that a reinsurer accepts from an insurer in return for a stated premium.

Attachment point	The loss point of which an insurance or reinsurance policy becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers, as the case may be.

Acquisition costs	Comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of acquisition costs relating to unearned premiums and (3) including the amortization of previously deferred acquisition costs.

Acquisition cost ratio	Calculated by dividing “acquisition costs” by “net premiums earned”.

Capacity	The maximum percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire portfolio of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty lines	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Catastrophe exposure or event	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe reinsurance	A form of excess-of-loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover other types of insurance losses such as workers’ compensation policies.

Cede, cedent, ceding company	When an insurer transfers some or all of its risk to a reinsurer, it “cedes” business and is referred to as the “ceding company” or “cedent.”

Combined ratio	Calculated as the sum of the “loss and loss expense ratio”, the “acquisition cost ratio” and the “general and administrative expense ratio”.

Commercial coverage	Insurance products that are sold to entities and individuals in their business or professional capacity, and which are intended for other than the insured’s personal or household use.

Coverholder	A Lloyd’s approved service company that is authorized to enter into policies or contracts of insurance and reinsurance to be underwritten by the Lloyd’s syndicate in accordance with the terms of a binding authority or service company agreement.

Deductible	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Retention.”

Direct insurance	Insurance sold by an insurer that contracts directly with the insured, as distinguished from reinsurance.

Directors and officers liability	Insurance that covers liability for corporate directors and officers for wrongful acts, subject to applicable exclusions, terms and conditions of the policy.

Earned premiums or Premiums earned	That portion of premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both statutory accounting practice and U.S. GAAP.

Employment practices liability insurance	Insurance that primarily provides liability coverage to organizations and their employees for losses arising from acts of discrimination, harassment and retaliation against current and prospective employees of the organization.

Errors and omissions insurance	Insurance that provides liability coverage for claims arising from professional negligence or malpractice, subject to applicable exclusions, terms and conditions of the policy.

Excess and surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers; or insurance written by non-admitted insurance companies to cover such risks.

Excess layer	Insurance to cover losses in one or more layers above a certain amount with losses below that amount usually covered by the insured’s primary policy and its self-insured retention.

Excess-of-loss reinsurance	Reinsurance that indemnifies the insured against all or a specified portion of losses over a specified amount or “retention.”

Exclusions	Provisions in an insurance or reinsurance policy excluding certain risks or otherwise limiting the scope of coverage.

Expense ratio	Calculated by adding the “acquisition cost ratio” and the “general and administrative cost ratio”.

Exposure	The possibility of loss. A unit of measure of the amount of risk a company assumes.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fiduciary liability insurance	Insurance that primarily provides liability coverage to fiduciaries of employee benefit and welfare plans for losses arising from the breach of any fiduciary duty owed to plan beneficiaries.

Frequency	The number of claims occurring during a specified period of time.

General and administrative expense ratio	Calculated by dividing “general and administrative expenses” by “net premiums earned”.

General casualty	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Gross premiums written	Total premiums for insurance and reinsurance written during a given period.

Healthcare liability or Healthcare lines	Insurance coverage, often referred to as medical malpractice insurance, which addresses liability risks of doctors, surgeons, nurses, other healthcare professionals and the institutions (hospitals, clinics) in which they practice.

Incurred but not reported (“IBNR”) reserves	Reserves established by us for claims that have occurred but have not yet been reported to us as well as for changes in the values of claims that have been reported to us but are not yet settled.

In-force	Policies that have not expired or been terminated and for which the insurer remains on risk as of a given date.

Limits	The maximum amount that an insurer or reinsurer will insure or reinsure for a specified risk, a portfolio of risks or on a single insured entity. The term also refers to the maximum amount of benefit payable for a given claim or occurrence.

Loss development	The difference between the original loss as initially reserved by an insurer or reinsurer and its subsequent evaluation at a later date or at the time of its closure. Loss development occurs because of inflation and time lags between the occurrence of claims and the time they are actually reported to an insurer or reinsurer. To account for these increases, a “loss development factor” or multiplier is usually applied to a claim or group of claims in an effort to more accurately project the ultimate amount that will be paid.

Losses incurred	The total losses and loss adjustment expenses paid, plus the change in loss and loss adjustment expense reserves, including IBNR, sustained by an insurance or reinsurance company under its insurance policies or other insurance or reinsurance contracts.

Losses and loss expense ratio	Calculated by dividing net “losses and loss expenses” by “net premiums earned”.

Losses and loss expenses	“Losses” are an occurrence that is the basis for submission or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the insurance policy or other insurance or reinsurance contracts. “Loss expenses” are the expenses incurred by an insurance or reinsurance company in settling a loss.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this Form 10-K, “loss reserves” is meant to include reserves for both losses and for loss expenses.

Loss year	The year to which a claim is attributed based upon the terms in the underlying policy or contract. All years referred to are years ending December 31.

Net premiums earned	The portion of net premiums written during or prior to a given period that was recognized as income during such period.

Net premiums written	Gross premiums written, less premiums ceded to reinsurers.

Paid losses	Claim amounts paid to insureds or ceding companies.

Per occurrence limitations	The maximum amount recoverable under an insurance or reinsurance policy as a result of any one event, regardless of the number of claims.

Primary insurance	Insurance that absorbs the losses immediately above the insured’s retention layer. A primary insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a primary insurance layer typically assume an element of regular loss frequency.

Probable maximum loss	An estimate of the loss on any given insurance policy or group of policies at some pre-defined probability of occurrence. The probability of occurrence is usually expressed in terms of the number of years between loss events of that size (e.g., 1 in 100 years or 1 in 200 years).

Producer	A licensed professional, often referred to as an insurance agent, insurance broker or intermediary, who acts as intermediary between the insurance carrier and the insured or reinsured (as the case may be).

Product liability	Insurance that provides coverage to manufacturer and/or distributors of tangible goods against liability for personal injury caused if such products are unsafe or defective.

Professional liability	Insurance that provides liability coverage to directors and officers, attorneys, doctors, accountants and other professionals who offer services to the general public and claim expertise in a particular area greater than the ordinary layperson for their negligence or malfeasance.

Property catastrophe coverage	In reinsurance, coverage that protects the ceding company against accumulated losses in excess of a stipulated sum that arise from a catastrophic event such as an earthquake, fire or windstorm. “Catastrophe loss” generally refers to the total loss of an insurer arising out of a single catastrophic event.

Quota share reinsurance	A proportional reinsurance treaty in which the ceding company cedes an agreed-on percentage of every risk it insures that falls within a class or classes of business subject to the treaty.

Reinsurance	The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that reinsurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance that it has issued.

Reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this report, “reserves” are meant to include reserves for both losses and for loss expenses.

Retention	The amount of exposure an insured retains on any one risk or group of risks. The term may apply to an insurance policy, where the insured is an individual or business, or a reinsurance contract, where the insured is an insurance company. See “Deductible.”

Retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Run-off	Liability of an insurance or reinsurance company for existing claims that it expects to pay in the future and for which a loss reserve has been established.

Self-insured	A term which describes a risk, or part of a risk, retained by the insured in lieu of transferring the risk to an insurer. A policy deductible or retention feature allows a policyholder to self-insure a portion of an exposure and thereby reduce its risk-transfer costs.

Specialty lines	A term used in the insurance and reinsurance industry to describe types of insurance or classes of business that require specialized expertise to underwrite. Insurance and reinsurance for these classes of business is not widely available and is typically purchased from the specialty lines divisions of larger insurance companies or from small specialty lines insurers.

Subpart F income	Insurance and reinsurance income (including underwriting and investment income) and foreign personal holding company income (including interest, dividends and other passive investment income).

Surplus (or statutory surplus)	As determined under statutory accounting principles, the amount remaining after all liabilities, including loss reserves, are subtracted from all of the “admitted” assets (i.e., those permitted by regulation to be recognized on the statutory balance sheet). Surplus is also referred to as “statutory surplus” or “surplus as regards policyholders” for statutory accounting purposes.

Surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers or insurance written by non-admitted insurance companies to cover such risks.

Treaties	Reinsurance contracts under which the ceding company agrees to cede and the reinsurer agrees to assume risks of a particular class or classes of business.

Treaty year	The year in which the contract incepts. Exposure from contracts incepting during the current treaty year will potentially affect both the current loss year as well future loss years.

Ultimate loss	Total of all expected settlement amounts, whether paid or reserved together with any associated loss adjustment expenses, and is the estimated total amount of loss at the measurement date. For purposes of this Form 10-K, “ultimate loss” is the sum of paid losses, case reserves and IBNR.

Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting results	The pre-tax profit or loss experienced by an insurance company that is calculated by deducting net losses and loss expenses, net acquisition costs and general and administration expenses from net premiums earned. This profit or loss calculation includes reinsurance assumed and ceded but excludes investment income.

Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term or underlying risk.

Working layer	Primary insurance that absorbs the losses immediately above the insured’s retention layer. A working layer insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a working layer typically assume an element of loss frequency.

Item 2.	Properties.

Our corporate headquarters are located in offices we lease in Switzerland. We also lease space in Bermuda, Canada, England, Hong Kong, Ireland, Singapore and the United States for the operation of our U.S. insurance, international insurance and reinsurance segments. Our leases have remaining terms ranging from approximately seven months to approximately sixteen years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 15 of the notes to the consolidated financial statements in this Form 10-K.

Item 3.	Legal Proceedings.

The company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the company’s consolidated balance sheets. As of December 31, 2013, the company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the company’s results of operations, financial position or cash flow.

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

	High	Low
2013:
First quarter	$92.76	$79.21
Second quarter	$94.98	$88.00
Third quarter	$100.00	$90.37
Fourth quarter	$113.28	$98.72

2012:
First quarter	$71.34	$60.80
Second quarter	$79.55	$67.84
Third quarter	$80.10	$74.32
Fourth quarter	$84.17	$76.12

On February 3, 2014, the last reported sale price for our common shares was $100.10 per share. At February 3, 2014, there were 28 holders of record of our common shares.

The following dividends were paid during 2013 and 2012:

Dividend Paid	Partial Par Value Reduction Per Share		Dividend Per Share
October 3, 2013	N/A		$0.500
July 3, 2013	N/A		$0.500
March 12, 2013	CHF	0.34	$0.375
December 18, 2012	CHF	0.34	$0.375
September 25, 2012	CHF	0.35	$0.375
August 6, 2012	CHF	0.36	$0.375
April 6, 2012	CHF	0.34	$0.375
January 6, 2012	CHF	0.35	$0.375

At the Annual Shareholder Meeting in May 2012, our shareholders approved the payment of a quarterly cash dividend to shareholders in the form of distributions through par value reductions, each of which were $0.375 per share.

At the Annual Shareholder Meeting in May 2013, our shareholders approved the payment of a quarterly cash dividend to shareholders in four quarterly installments in the form of distributions out of “general legal reserves from capital contributions”, each of which were $0.50 per share. The third dividend was paid in January 2014 and the fourth dividend is anticipated to be paid in April 2014.

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

Under Swiss law, our shareholders have the power to declare dividends without the agreement of the Board of Directors. Consequently, dividends may be declared by resolution of the shareholders even if our Board of Directors and management do not believe it is in the best interest of the company or the shareholders. As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1. “Business — Regulatory Matters,” Item 1A. Risk Factors — Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pledged Assets” and Note 16 of the notes to consolidated financial statements included in this Form 10-K.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our common shares during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — 31, 2013	209,652	$104.11	209,652	$265.3 million
November 1 — 30, 2013	118,638	110.29	118,638	252.2 million
December 1 — 31, 2013	152,021	109.39	152,021	235.5 million

Total	480,311	$107.31	480,311	$235.5 million

(1)	At the 2012 Annual Shareholder Meeting on May 3, 2012, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

PERFORMANCE GRAPH

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the five year period beginning on December 31, 2008 and ending on December 31, 2013, assuming $100 was invested on December 31, 2008. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS

(INCLUDES REINVESTMENT OF DIVIDENDS)

Item 6.	Selected Financial Data.

The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2013	2012	2011(1)	2010(2)	2009
	($ in millions, except per share amounts)
Summary Statement of Operations Data:
Gross premiums written	$2,738.7	$2,329.3	$1,939.5	$1,758.4	$1,696.3

Net premiums written	$2,120.5	$1,837.8	$1,533.8	$1,392.4	$1,321.1

Net premiums earned	$2,005.8	$1,748.9	$1,457.0	$1,359.5	$1,316.9
Net investment income	157.6	167.1	195.9	244.1	300.7
Net realized investment gains	59.5	306.4	10.1	285.6	126.4
Net impairment charges recognized in earnings	—	—	—	(0.2)	(49.6)
Other income	—	—	101.7	0.9	1.5

Total revenues	$2,222.9	$2,222.4	$1,764.7	$1,889.9	$1,695.9
Net losses and loss expenses	1,123.2	1,139.3	959.2	707.9	604.1
Total expenses	1,795.3	1,711.0	1,459.2	1,198.0	1,052.4

Income before income taxes	$427.6	$511.4	$305.5	$691.9	$643.5
Income tax expense	9.8	18.4	31.0	26.9	36.6

Net income	$417.8	$493.0	$274.5	$665.0	$606.9

Per Share Data:
Basic earnings per share	$12.23	$13.67	$7.21	$14.30	$12.26
Diluted earnings per share	$11.95	$13.30	$6.92	$13.32	$11.67
Dividends paid per share(3)	$1.375	$1.875	$0.750	$1.050	$0.740

	Year Ended December 31,
	2013	2012	2011(1)	2010(2)	2009
Selected Ratios:
Loss and loss expense ratio	56.0%	65.1%	65.8%	52.1%	45.9%
Acquisition cost ratio	12.6%	11.8%	11.5%	11.7%	11.3%
General and administrative expense ratio	17.6%	17.6%	18.6%	21.1%	18.9%

Expense ratio	30.2%	29.4%	30.1%	32.8%	30.2%

Combined ratio	86.2%	94.5%	95.9%	84.9%	76.1%

	As of December 31,
	2013	2012	2011(1)	2010(2)	2009
	($ in millions)
Summary Balance Sheet Data:
Cash and cash equivalents	$531.9	$681.9	$634.0	$757.0	$292.2
Investments	7,712.0	7,933.9	7,406.6	7,183.6	7,156.3
Reinsurance recoverable	1,234.5	1,141.1	1,002.9	927.6	920.0
Total assets	11,945.8	12,029.9	11,122.2	10,427.6	9,653.2
Reserve for losses and loss expenses	5,766.5	5,645.5	5,225.1	4,879.2	4,761.8
Unearned premiums	1,396.3	1,218.0	1,078.4	962.2	928.6
Total debt	798.5	798.2	797.9	797.7	498.9
Total shareholders’ equity	$3,519.8	$3,326.3	$3,149.0	$3,075.8	$3,213.3

(1)	Other income for the year ended December 31, 2011 includes termination fees (net of expenses) of $101.7 million related to the termination of the previously announced merger agreement with Transatlantic.

(2)	Effective July 1, 2010, the Company elected the fair value option for any investment in a beneficial interest in a securitized asset. As a result, the Company elected the fair value option for all of its mortgage-backed and asset-backed securities held as of June 30, 2010. On July 1, 2010, the Company reclassified net unrealized gains of $41.9 million from “accumulated other comprehensive income” to “retained earnings”. As a result of the fair value election, any change in fair value of the mortgage-backed and asset-backed securities is recognized in “net realized investment gains” on the consolidated income statement.

(3)	A dividend of $0.50 was also paid on January 2, 2014 to shareholders of record on December 24, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Canada, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of December 31, 2013, we had approximately $11.9 billion of total assets, $3.5 billion of total shareholders’ equity and $4.3 billion of total capital, which includes shareholders’ equity and senior notes.

During the year ended December 31, 2013, we continued to experience rate increases on property lines that had experienced significant loss activity in the prior year. However those rate increases started to flatten or became slightly negative towards the end of the year. We also continued to see rate improvement during the year on some of our casualty lines of business in certain jurisdictions. We believe that there are opportunities where certain products have attractive premium rates and that the expanded breadth of our operations allows us to target those classes of business. During 2013, we entered into several new lines and grew newer lines of business in our direct insurance business such as surety, primary construction, retail property and aviation, and also expanded our property catastrophe reinsurance platform in our reinsurance business.

Our consolidated gross premiums written increased by $409.4 million, or 17.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 as each of our operating segments had higher gross premiums written. Our net income decreased by $75.1 million to $417.9 million compared to the year ended December 31, 2012. The decrease was due to lower net realized investment gains of $246.9 million for the year ended December 31, 2013 compared to the same period in 2012, partially offset by an increased profitability in our operations, due to the overall growth of our operations and lower property catastrophe losses during 2013 compared to 2012.

Recent Developments

We reported net income of $137.9 million for the three months ended December 31, 2013 compared to a net loss of $41.1 million for the three months ended December 31, 2012, an increase of $179.0 million.

The increase in net income was due to the following:

•

For the three months ended December 31, 2013, we incurred $13.5 million of pre-tax catastrophe-related losses from Typhoon Fitow compared to $166.1 million, net of reinstatement premiums of $9.6 million, of pre-tax catastrophe-related losses for the three months ended December 31, 2012 related to Superstorm Sandy.

•	Net premiums earned increased $48.3 million due to the continued growth across each operating segment.

•	Net investment income increased $8.9 million primarily driven by the additional income from our “other private securities” that we account for under the equity method.

•	Net realized investment gains increased by $53.2 million.

Partially offsetting the above increases were the following:

•	Current year loss and loss expenses increased $55.9 million primarily due to the growth of our operations and unfavorable reserve development in our U.S. insurance segment.

•

General and administrative expenses increased $16.1 million primarily as a result of the increase in our stock price which caused a corresponding increase in the portion of our stock-based compensation that is settled in cash as well as higher salary and related costs due to increased headcount as we continued to expand our operations.

Financial Highlights

	Year Ended December 31,
	2013	2012	2011
	($ in millions, except share, per share and percentage data)
Gross premiums written	$2,738.7	$2,329.3	$1,939.5
Net income	417.9	493.0	274.5
Operating income	364.0	202.7	183.7
Basic earnings per share:
Net income	$12.23	$13.67	$7.21
Operating income	$10.65	$5.62	$4.82
Diluted earnings per share:
Net income	$11.95	$13.30	$6.92
Operating income	$10.41	$5.47	$4.63
Weighted average common shares outstanding:
Basic	34,154,905	36,057,145	38,093,351
Diluted	34,955,278	37,069,885	39,667,905
Basic book value per common share	$105.33	$95.59	$83.44
Diluted book value per common share	$102.58	$92.59	$80.11
Annualized return on average equity (ROAE), net income	12.2%	15.3%	8.9%
Annualized ROAE, operating income	10.6%	6.3%	6.0%

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

Operating income & operating income per share

Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net foreign exchange gain or loss and other non-recurring items. We exclude net realized investment gains or losses, net foreign exchange gain or loss and other non-recurring items from our calculation of operating income because these amounts are heavily influenced by and fluctuate in part according to the availability of market opportunities and other factors. We have excluded from our operating income the aggregate $101.7 million ($93.7 million after-tax) termination fee we received from Transatlantic in 2011 as this is a non-recurring item. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income. The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Year Ended December 31,
	2013	2012	2011
	($ in millions, except per share data)
Net income	$417.9	$493.0	$274.5
Add after tax effect of:
Net realized investment gains	(61.9)	(291.1)	(0.2)
Other income — termination fee	—	—	(93.7)
Foreign exchange loss	8.0	0.8	3.1

Operating income	$364.0	$202.7	$183.7

Basic per share data:
Net income	$12.23	$13.67	$7.21
Add after tax effect of:
Net realized investment gains	(1.81)	(8.07)	(0.01)
Other income — termination fee	—	—	(2.46)
Foreign exchange loss	0.23	0.02	0.08

Operating income	$10.65	$5.62	$4.82

Diluted per share data:
Net income	$11.95	$13.30	$6.92
Add after tax effect of:
Net realized investment gains	(1.77)	(7.85)	(0.01)
Other income — termination fee	—	—	(2.36)
Foreign exchange loss	0.23	0.02	0.08

Operating income	$10.41	$5.47	$4.63

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of December 31,
	2013	2012	2011
	($ in millions, except share and per share data)
Price per share at period end	$112.81	$78.80	$62.93
Total shareholders’ equity	$3,519.8	$3,326.3	$3,149.0
Basic common shares outstanding	33,417,882	34,797,781	37,742,131
Add:
Unvested restricted share units	47,899	135,123	249,251
Performance based equity awards	268,173	485,973	889,939
Employee share purchase plan	18,532	10,750	11,053
Dilutive options/warrants outstanding	976,104	1,224,607	1,525,853
Weighted average exercise price per share	$48.22	$47.02	$45.72
Deduct:
Options bought back via treasury method	(417,229)	(730,652)	(1,108,615)

Common shares and common share equivalents outstanding	34,311,361	35,923,582	39,309,612
Basic book value per common share	$105.33	$95.59	$83.44
Diluted book value per common share	$102.58	$92.59	$80.11

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

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Opening shareholders’ equity	$3,326.3	$3,149.0	$3,075.8
Deduct: accumulated other comprehensive income	—	(14.5)	(57.1)

Adjusted opening shareholders’ equity	$3,326.3	$3,134.5	$3,018.7
Closing shareholders’ equity	$3,519.8	$3,326.3	$3,149.0
Deduct: accumulated other comprehensive income	—	—	(14.5)

Adjusted closing shareholders’ equity	$3,519.8	$3,326.3	$3,134.5
Average shareholders’ equity	$3,423.1	$3,230.4	$3,076.6
Net income available to shareholders	$417.9	$493.0	$274.5
Annualized return on average shareholders’ equity — net income available to shareholders	12.2%	15.3%	8.9%

Operating income available to shareholders	$364.0	$202.7	$183.7
Annualized return on average shareholders’ equity — operating income available to shareholders	10.6%	6.3%	6.0%

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

Acquisition costs are comprised of commissions, brokerage fees, insurance taxes and other acquisition–related costs such as profit commissions and are reduced for ceding commission income received on our ceded reinsurance. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions earned on ceded reinsurance, (2) deducting the part of deferred acquisition costs relating to the successful acquisition of new and renewal insurance and reinsurance contracts and (3) including the amortization of previously deferred acquisition costs.

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

Reserve for Losses and Loss Expenses

Reserves for losses and loss expenses by segment as of December 31, 2013 and 2012 were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	December 31,		December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	($ in millions)
Case reserves	$609.8	$508.8	$441.0	$550.5	$470.1	$479.8	$1,520.9	$1,539.1
IBNR	1,509.2	1,389.5	1,710.4	1,716.1	1,026.0	1,000.8	4,245.6	4,106.4

Reserve for losses and loss expenses	2,119.0	1,898.3	2,151.4	2,266.6	1,496.1	1,480.6	5,766.5	5,645.5
Reinsurance recoverables	(558.7)	(517.3)	(669.6)	(620.6)	(6.2)	(3.2)	(1,234.5)	(1,141.1)

Net reserve for losses and loss expenses	$1,560.3	$1,381.0	$1,481.8	$1,646.0	$1,489.9	$1,477.4	$4,532.0	$4,504.4

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

While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., unfavorable reserve development), and to the extent actual reported losses are less than estimated losses, the carried estimate of ultimate losses will be reduced (i.e., favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined. Determining whether our estimated losses are sufficient to cover all reported and non-reported claims involves a high degree of judgment. It is our practice to address unfavorable loss emergence early in our long-tail lines of business while we tend to recognize favorable loss emergence more slowly in our long-tail lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

In certain lines of business, claims are generally reported and paid within a relatively short period of time (“short-tail lines”) during and following the policy coverage period. This generally enables us to determine with greater certainty our estimate of ultimate losses and loss expenses. The estimate of reserves for our short-tail lines of business and products, including property, crop, aviation, marine, personal accident and workers compensation catastrophe relies primarily on traditional loss reserving methodologies, utilizing selected paid and reported loss development factors.

Our casualty insurance and casualty reinsurance lines of business include general liability risks, healthcare and professional liability risks. Claims may be reported or settled several years after the coverage period has terminated for these lines of business (“long-tail lines”), which increases uncertainties of our reserve estimates in such lines. In addition, our attachment points for these long-tail lines are often relatively high, making reserving for these lines of business more difficult than short-tail lines due to having to estimate whether the severity of the estimated losses will exceed our attachment point. We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks supplemented by our own experience. For expected loss ratio selections, we are giving increasing consideration to our existing experience supplemented with analysis of loss trends, rate changes and experience of peer companies.

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

During 2013, 2012 and 2011, we adjusted our reliance on actuarial methods utilized for certain casualty lines of business and loss years within each of our operating segments shifting from the expected loss ratio method to the Bornhuetter-Ferguson reported loss method to varying degrees depending on the class of business, for example excess casualty versus primary casualty, and how old the loss year is. Placing greater reliance on more responsive actuarial methods for certain casualty lines of business and loss years within each of our operating segments is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for certain older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient experience to utilize other acceptable actuarial methodologies.

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

The key assumptions used to arrive at our best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting factors and expected loss ratios are based on a blend of our own experience and industry benchmarks for long-tailed business and primarily our own experience for short-tail business. The benchmarks selected were those that we believe are most similar to our underwriting business.

Our expected loss ratios for short-tail lines change from year to year. As our losses from short-tail lines of business are reported relatively quickly, we select our expected loss ratios for the most recent years based upon our actual loss ratios for our older years adjusted for rate changes, inflation, cost of reinsurance and average storm activity. For the short-tail lines, we initially used benchmarks for reported and paid loss emergence patterns. As we mature as a company, we have begun supplementing those benchmark patterns with our actual patterns as appropriate. For the long-tail lines, we continue to use benchmark patterns, although we update the benchmark patterns as additional information is published regarding the benchmark data.

For short-tail lines, the primary assumption that changed during both 2013 as compared to 2012 and 2012 as compared to 2011 as it relates to prior year losses was actual paid and reported loss emergence patterns were generally less severe than estimated for each year due to lower frequency and severity of reported losses. As a result of this change, we recognized net favorable prior year reserve development in both 2013 and 2012.

During the years ended December 31, 2013, 2012 and 2011, we incurred $13.5 million, $179.6 million and $292.2 million of catastrophe-related losses. In addition, during the year ended December 31, 2012 we recognized $36.0 million related to drought losses on the U.S. Crop reinsurance book. We classify catastrophe losses as those losses that result from a major singular event or series of similar events (such as tornadoes) which are assigned a catastrophe loss number by industry data services, where our consolidated losses are expected to be at least $10 million per loss event or series of similar events and where we believe it is important to our investors’ understanding of our operations. We had a number of large losses incurred during the year ended December 31, 2013 that did not met our criteria to classify as a catastrophe loss.

We will continue to evaluate and monitor the development of these losses and the impact it has on our current and future assumptions. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

The selection of the expected loss ratios for the long-tail lines is our most significant assumption. Due to the lengthy reporting pattern of long-tail lines, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our older loss years that are long-tail lines, the primary assumption that changed during both 2013 as compared to 2012 and 2012 as compared to 2011 as it relates to prior year losses was using the Bornhuetter-Ferguson loss development method for certain casualty lines of business and loss years as discussed previously. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the expected loss ratio, we recognized net favorable prior year reserve development in 2013, 2012 and 2011. For the year ended December 31, 2013, we recorded a decrease in losses and loss expenses of $110.5 million as a result of shifting from the expected loss ratio method to the Bornhuetter-Ferguson method for older loss years. Also during 2013, actual paid and reported loss emergence was more severe than estimated in our U.S. insurance segment for the 2011 and 2012 loss years. The additions to the 2011 and 2012 loss years are consistent with our practice of addressing unfavorable loss emergence early in our long-tail lines of business. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

Our overall change in the loss reserve estimates related to prior years decreased as a percentage of total carried reserves during 2013. During 2013 we had a net decrease of $180.3 million, or 4.0%, on an opening carried reserve base of $4,504.4 million, net of reinsurance recoverables. During 2012 we had a net decrease of $170.3 million, or 4.0%, on an opening carried reserve base of $4,222.2 million, net of reinsurance recoverables. We believe that these changes are reasonable given the long-tail nature of our business.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long-tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is the reasonably possible variance in the expected loss ratios for older loss years. As of December 31, 2013 and 2012, we believe the reasonably possible variances in our expected loss ratio in percentage points for our loss years are as follows:

	As of December 31,
Loss Year	2013	2012
2005	—%	2.0%
2006	2.0%	4.0%
2007	4.0%	6.0%
2008	6.0%	8.0%
2009	8.0%	10.0%
2010	10.0%	10.0%
2011	10.0%	10.0%
2012	10.0%	10.0%
2013	10.0%	N/A

The change in the reasonably possible variance for the 2005 through 2009 loss years in 2013 compared to 2012 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2013 and additional development of losses. As we gain more information and experience about our losses we are able to refine our estimate of the ultimate loss and as a result the reasonably possible variance in our losses is reduced. We believe the reasonably possible change in our loss reserves for the recent years is appropriate as we are relying on less information and experience about how the losses will ultimately develop compared to the older loss years. This was the case as it relates to the unfavorable loss reserve development we recognized in 2013 for the recent loss years in our U.S. insurance segment. The total reasonably possible variance of our expected loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was six percentage points as of December 31, 2013. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide.

If our final casualty insurance and reinsurance loss ratios vary by six percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $643.2 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and total shareholders’ equity of approximately $643.2 million. As of December 31, 2013, this represented approximately 18% of total shareholders’ equity.

In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also increase or decrease by approximately $643.2 million after reinsurance recoverable. If our obligations were to increase, we believe we currently have sufficient cash and investments to meet those obligations.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2013:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$2,119.0	$1,670.0	$2,446.9
International insurance	2,151.4	1,643.7	2,368.4
Reinsurance	1,496.1	1,238.9	1,689.2
Consolidated(1)	5,766.5	4,652.0	6,405.1

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,560.3	$1,209.1	$1,820.7
International insurance	1,481.8	1,120.0	1,643.4
Reinsurance	1,489.9	1,232.0	1,680.7
Consolidated(1)	4,532.0	3,649.0	5,056.9

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Our selection of the actual carried reserves has typically been above the midpoint of the range. As of December 31, 2013, we were 4.1% above the midpoint of the consolidated net loss reserve range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.

Ceded Reinsurance

We cede insurance to external reinsurers in order to limit our maximum loss, to protect against concentration of risk within our portfolio and to manage our exposure to catastrophic events. Because the ceding of insurance does not discharge us from our primary obligation to the insureds, we remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements. Therefore, we regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No material provision has been made for unrecoverable reinsurance as of December 31, 2013 and 2012 as we believe that all reinsurance balances will be recovered.

When we reinsure a portion of our exposures, we pay reinsurers a portion of premiums received on the reinsured policies. The following table illustrates our gross premiums written, ceded premiums written and net premiums written:

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Gross premiums written	$2,738.7	$2,329.3	$1,939.5
Premiums ceded	(618.2)	(491.5)	(405.7)

Net premiums written	$2,120.5	$1,837.8	$1,533.8

Ceded as a percentage of gross	22.6%	21.1%	20.9%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Ceded premiums written	$(618.2)	$(491.5)	$(405.7)

Ceded premiums earned	$(554.6)	$(440.8)	$(366.3)
Losses and loss expenses ceded	243.5	252.6	214.6
Acquisition costs ceded	121.2	97.3	92.6

We had net cash outflows relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $294.5 million, $247.5 million and $148.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The net cash outflows in all years are reflective of less losses that were recoverable under our reinsurance coverages than we paid in premiums.

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

The examples below illustrate the types of treaty reinsurance arrangements in force at December 31, 2013:

•

General Property:   We purchased both quota share reinsurance for our general property business written in our U.S. insurance and international insurance segments, as well as excess-of-loss cover providing protection for specified classes of catastrophe. Also during 2013, we purchased a collateralized retrocessional catastrophe cover in our reinsurance segment. The retrocessional catastrophe cover provides coverage on a worldwide basis. We have also purchased a limited amount of facultative reinsurance, which provides cover for specified general property policies.

•

General Casualty:   We have purchased variable quota share reinsurance for our general casualty business since December 2002. At year-end 2013, the percentage ceded varied by both location of writing office and by limits reinsured, with a larger cession being effective for policies above $25 million in limits.

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

•	Healthcare: We purchased quota share and excess-of-loss reinsurance protection for our healthcare line of business written by our Bermuda and U.S. offices, respectively.

The following table illustrates our reinsurance recoverable as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	($ in millions)
Ceded case reserves	$225.8	$234.2
Ceded IBNR reserves	1,008.7	906.9

Reinsurance recoverable	$1,234.5	$1,141.1

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

As of December 31, 2013, approximately 99% of ceded case reserves and ceded IBNR were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher. The following table shows a breakdown of our reinsurance recoverables by credit rating as of December 31, 2013:

	As of December 31, 2013
A.M Best Rating:	Ceded Case Reserves	Ceded IBNR	Reinsurance Recoverable	Reinsurance Recoverable on Paid Losses
	($ in millions)
A++	$35.6	$41.4	$77.0	$—
A+	107.0	545.4	652.4	33.6
A	79.5	407.5	487.0	37.0
A-	—	1.9	1.9	1.1
B++	—	2.8	2.8	0.3
NR	3.7	9.7	13.4	4.0

Total	$225.8	$1,008.7	$1,234.5	$76.0

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves.

The following table shows our reinsurance recoverables by operating segment as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	($ in millions)
U.S. insurance	$558.7	$517.3
International insurance	669.6	620.6
Reinsurance	6.2	3.2

Total	$1,234.5	$1,141.1

Historically, our reinsurance recoverables related primarily to our property lines of business, which being short-tail in nature, are not subject to the same variations as our casualty lines of business. However, during 2013 and 2012 we have increased the amount of reinsurance we utilize for our casualty lines of business in the U.S. insurance and international insurance segments; and as such, the reinsurance recoverables from our casualty lines of business have increased over the past several years.

Our reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves. The reasonably possible variance of our expected ceded loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was eight percentage points as of December 31, 2013.

If our final casualty insurance ceded loss ratios vary by eight percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $174.9 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and shareholders’ equity of approximately $174.9 million. As of December 31, 2013, this amount represented approximately 5% of total shareholders’ equity.

Assumed Reinsurance Premiums

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

As of December 31, 2013, our changes in quota share premium estimates have been adjustments of 7%, 14% and 1% for the 2012, 2011 and 2010 treaty years, respectively. For the 2013 treaty year, if we assume the average change of premium estimates for the past three years was a 7% change then it is reasonably likely that our gross premiums written in our reinsurance segment would increase or decrease by $30.0 million over the next three years. There would also be a related increase or decrease in loss and loss expenses and acquisition costs due to the increase or decrease in gross premiums written.

Total premiums estimated on quota share reinsurance contracts for the years ended December 31, 2013, 2012 and 2011 represented approximately 16%, 13% and 11%, respectively, of consolidated gross premiums written.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.

Fair Value of Financial Instruments

In accordance with U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and “other invested assets”. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2013 and what level within the U.S. GAAP fair value hierarchy the valuation technique resides.

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

Corporate debt:   Comprised of bonds issued by or loan obligations of corporations that are diversified across a wide range of issuers and industries. The fair values of corporate debt that pay a floating rate coupon are priced using the spread above the London Interbank Offered Rate yield curve and the fair values of corporate bonds that are long term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate debt are observable market inputs, the fair values of corporate debt are included in the Level 2 fair value hierarchy.

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

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2013 and 2012:

	As of December 31, 2013			As of December 31, 2012
	Fair Value	Percentage of Total	Fair Value Hierarchy Level	Fair Value	Percentage of Total	Fair Value Hierarchy Level
	($ in millions)			($ in millions)
Barclays indices	$3,447.4	56.5%	1 and 2	$4,001.6	60.4%	1 and 2
Reuters pricing service	893.5	14.6%	2	821.5	12.4%	2
Interactive Data Pricing	418.0	6.9%	2	622.6	9.4%	2
Merrill Lynch indices	302.5	5.0%	2	272.5	4.1%	2
International indices	245.8	4.0%	2	122.4	1.8%	2
Broker-dealer quotes	240.8	3.9%	3	230.1	3.5%	3
Other sources	552.9	9.1%	2	555.8	8.4%	2

	$6,100.9	100.0%		$6,626.5	100.0%

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

We utilize independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, we obtained two or more prices per security as of December 31, 2013. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker quotes, we also obtain prices from our investment portfolio managers and other sources (e.g., another pricing vendor), and compare the prices obtained from the independent pricing sources to those obtained from our investment portfolio managers and other sources. We investigate any material differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2013.

There have been no material changes to any of our valuation techniques from those used as of December 31, 2012. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

Goodwill and Other Intangible Asset Impairment Valuation

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets, other than goodwill, consist of renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States. The following is a summary of our goodwill and other intangible assets as of December 31, 2013 and 2012:

	Year Acquired	Finite or Indefinite	Estimated Useful Life	Carrying Value As of December, 31,
Source of Goodwill or Intangible Asset				2013	2012
				($ in millions)
Goodwill(1)	2008	Indefinite	N/A	$3.9	$3.9
Goodwill(2)	2008	Indefinite	N/A	264.5	264.5

Total goodwill				$268.4	$268.4

Insurance licenses(3)	2002	Indefinite	N/A	$3.9	$3.9
Insurance licenses(1)	2008	Indefinite	N/A	12.0	12.0
Insurance licenses(2)	2008	Indefinite	N/A	8.0	8.0
Distribution network(2)	2008	Finite	15 years	24.9	27.5

Total intangible assets				$48.8	$51.4

(1)	Related to the acquisition of Finial Insurance Company.

(2)	Related to the acquisition of Darwin Professional Underwriters, Inc. (“DPUI”).

(3)	Related to the acquisition of Allied World National Assurance Company and Allied World Assurance Company (U.S.) Inc.

For intangible assets with finite lives, the value is amortized over their useful lives. We also test intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such factors include, but are not limited to:

•

Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•

Industry and market considerations such as a deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for our products or services, or a regulatory or political development;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant events such as changes in management, key personnel, strategy, or costumers; contemplation of bankruptcy; or litigation;

•

Events affecting a reporting unit such as a change in the composition, or carrying amount of its net assets or a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).

As a result of our evaluation, we determined that there was no impairment to the carrying value of our intangible assets with finite lives for the year ended December 31, 2013.

For indefinite lived intangible assets we do not amortize the intangible asset but test these intangible assets for impairment by comparing the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. The factors we consider to determine if an impairment exists are similar to factors noted above. As a result of our evaluation, we determined that there was no impairment to the carrying value of our indefinite lived intangible assets for the year ended December 31, 2013.

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

We have determined that the goodwill arising from the acquisition of DPUI should be allocated to the U.S. insurance segment reporting unit as the assets employed and the liabilities relate to the U.S. insurance operations. All the insurance operations of DPUI are included into the U.S. insurance segment.

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

During 2013, we elected to bypass the qualitative assessment and performed the first step of the goodwill impairment testing on the goodwill.

The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform a discounted cash flow analysis. The discounted cash value may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Such analyses are particularly sensitive to changes in discount rates, growth rates, projected losses, mix of business and investment rates. Changes to these assumptions might result in material changes in the valuation and determination of the recoverability of goodwill. For example, an increase in the rate used to discount cash flows will decrease the discounted cash value.

Based on our analysis, the point estimate fair value of the U.S. insurance segment reporting unit, using both a discounted cash flow model and market multiple model, was in excess of its carrying value by approximately 13% as of the September 30, 2013 measurement date. As a result, we concluded there was no implied goodwill impairment, and therefore, no step two goodwill impairment testing was required. The excess of the fair value over its carrying value was lower than the excess as of the September 30, 2012 measurement date, which was 30%. The primary reason for the decrease was, as part of the discounted cash flow model, the projected mix of business shifted from business that required less capital to business that required more capital. This impacts how much capital is available for distribution (i.e., distributable earnings) and ultimately the fair value of the reporting unit. The mix of business included in this year’s discounted cash flow model required more capital to be held and as a result less distributable earnings, and therefore a reduction in the fair value of the reporting unit compared to last year.

We continue to monitor the recent unfavorable loss reserve development in the U.S. insurance segment reporting unit, and if the recent trend of unfavorable loss reserve development continues, we will perform our goodwill impairment test earlier than our annual impairment test date to determine whether an impairment exists or not.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Revenues
Gross premiums written	$2,738.7	$2,329.3	$1,939.5

Net premiums written	$2,120.5	$1,837.8	$1,533.8

Net premiums earned	$2,005.8	$1,748.9	$1,457.0
Net investment income	157.6	167.1	195.9
Net realized investment gains	59.5	306.4	10.1
Other income	—	—	101.7

	$2,222.9	$2,222.4	$1,764.7

Expenses
Net losses and loss expenses	$1,123.2	$1,139.3	$959.2
Acquisition costs	252.7	205.7	167.3
General and administrative expenses	352.3	307.3	271.7
Amortization of intangible assets	2.5	2.5	3.0
Interest expense	56.5	55.4	55.0
Foreign exchange loss	8.0	0.8	3.2

	$1,795.2	$1,711.0	$1,459.4

Income before income taxes	427.7	511.4	305.3
Income tax expense	9.8	18.4	31.0

Net income	$417.9	$493.0	$274.3

Ratios
Loss and loss expense ratio	56.0%	65.1%	65.8%
Acquisition cost ratio	12.6%	11.8%	11.5%
General and administrative expense ratio	17.6%	17.6%	18.6%

Expense ratio	30.2%	29.4%	30.1%

Combined ratio	86.2%	94.5%	95.9%

Comparison of Years Ended December 31, 2013 and 2012

Premiums

Gross premiums written increased by $409.4 million, or 17.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The overall increase in gross premiums written was primarily the result of the following:

•

U.S. insurance:    Gross premiums written in our U.S. insurance segment increased by $169.2 million, or 17.0%. The increase in gross premiums written was primarily due to new business, both from existing lines and new lines, that added $414.7 million of gross premiums written, combined with premium rate increases in all lines of business. This growth was partially offset by the non-renewal of business, particularly in our healthcare and private/not for profit directors and officers (“D&O”) lines of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•

International insurance:    Gross premiums written in our international insurance segment increased by $66.7 million, or 11.6%, primarily as a result of increased premiums from new business from existing lines and from newer initiatives, such as retail property and small- to medium-sized enterprise (“SME”) insurance products, and our expansion into aviation during the year, which generated $30.5 million in premiums. However this growth was partially offset by $7.1 million of non-recurring premiums in our trade credit line of business recorded in 2012 and lower rates across most lines. On a geographic basis, we experienced growth in all regions; and

•

Reinsurance:    Gross premiums written in our reinsurance segment increased by $173.5 million, or 22.8%. The increase in gross premiums written was primarily due to the growth in our property and specialty lines of business. The growth of the property reinsurance line of business relates to new business across all geographic locations, as well as increased business through Aeolus Re, Ltd. (“Aeolus Re”). See note 8 “Funds Held” to our consolidated financial statements for additional information regarding Aeolus Re. Our specialty reinsurance line of business increased primarily due to growth in our crop reinsurance and marine and aviation reinsurance lines of business.

The table below illustrates our gross premiums written by underwriting location for each of the years indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
United States	$1,636.0	$1,360.2	$275.8	20.3%
Bermuda	676.2	611.4	64.8	10.6%
Europe	264.9	228.8	36.1	15.8%
Singapore	142.4	111.7	30.7	27.5%
Hong Kong	19.2	17.2	2.0	11.6%

	$2,738.7	$2,329.3	$409.4	17.6%

Net premiums written increased by $282.7 million, or 15.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 22.6% of gross premiums written for the year ended December 31, 2013 compared to 21.1% in 2012. The increase was primarily due to our purchase of a new collateralized retrocessional catastrophe cover in our reinsurance segment and a new property catastrophe coverage for U.S. insurance and international insurance segments. Both of these reinsurance coverages increased the ceded percentage by 1.2% percentage points.

Net premiums earned increased by $256.9 million, or 14.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 consistent with the higher net premiums written in 2013.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
U.S. insurance	42.5%	42.7%	40.0%	38.4%
International insurance	23.4%	24.7%	17.3%	19.3%
Reinsurance	34.1%	32.6%	42.7%	42.3%

Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $9.5 million, or 5.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was due to lower net investment income on our fixed maturity investments as we have increased the allocation of our investment portfolio to “other invested assets”, which contribute to our total return but carry little or no current yield. This was partially offset by an increase of $14.6 million of net investment income related to our equity method investees that we invested in at the end of 2012, as well as higher net investment income from our equity securities, hedge funds and private equity investments. As of December 31, 2013, we held 10.9% of our total investments and cash equivalents in “other invested assets” compared to 8.9% as of December 31, 2012.

The book yield of the investment portfolio for the years ended December 31, 2013 and 2012 was 1.9% and 2.1%, respectively. The decrease in the book yield was due to the reinvestment of cash at lower rates and an increased allocation to asset classes that carry little or no current yield, combined with lower market yields. Our average duration increased from 2.0 years as of December 31, 2012 to 2.4 years as of December 31, 2013.

Investment management expenses of $16.8 million and $16.5 million were incurred during the years ended December 31, 2013 and 2012, respectively.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Year Ended December 31,
	2013	2012
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$30.6	$120.3
Equity securities, trading	48.9	13.9
Other invested assets: hedge funds and private equity, trading	27.8	(2.3)

Total net realized gains on sale	107.3	131.9

Net realized and unrealized losses on derivatives	9.5	(3.6)
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(117.6)	106.3
Equity securities, trading	4.3	33.0
Other invested assets: hedge funds and private equity, trading	56.0	38.8

Total mark-to-market (losses) gains	(57.3)	178.1

Net realized investment gains	$59.5	$306.4

The total return of our investment portfolio was 2.6% and 5.5% for the years ended December 31, 2013 and 2012, respectively. The decrease in total return is primarily due to mark-to-market losses on our fixed maturity investments and lower mark-to-market gains on our equity securities. The mark-to-market losses on our fixed maturity investments were caused by higher interest rates partially offset by tightening credit spreads on our fixed income portfolio. As yields rise, prices fall and that can result in mark-to-market losses, as well as lower realized gains on the sale of fixed maturity securities. During the year, the yield on the 10-year U.S. treasury increased by 118 basis points. The rising interest rate environment also negatively impacted our dividend focused equity portfolio, which underperformed the S&P 500 for the period. The investment portfolio return for the year ended December 31, 2012 benefited from the favorable financial, economic and business environment during the year and the absence of significant market events. Equity markets performed well, with the S&P 500 up over 13% during 2012. Fixed income securities also benefited from the U.S. Federal Reserve’s continued quantitative easing, resulting in spreads tightening during the year.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $16.1 million, or 1.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Dollar Change	Change in Percentage Points
	Amount	% of NPE(1)	Amount	% of NPE(1)
	($ in millions)
Non-catastrophe	$1,290.0	64.3%	$1,130.0	64.5%	$160.0	(0.2	)Pts
Property catastrophe	13.5	0.7	179.6	10.3	(166.1)	(9.6)

Current year	1,303.5	65.0	1,309.6	74.8	(6.1)	(9.8)
Prior year	(180.3)	(9.0)	(170.3)	(9.7)	(10.0)	0.7

Net losses and loss expenses	$1,123.2	56.0%	$1,139.3	65.1%	$(16.1)	(9.1	)Pts

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The current year non-catastrophe losses and loss expenses increased by $160.0 million primarily due to the growth of our operations across each of our operating segments. The decrease in the current year non-catastrophe losses and loss expense ratio was due to net favorable development on our short-tail lines as reported claims were lower than our initial expectation, partially offset by a number of large reported losses across several lines of business, which required us to increase our reserves in those lines.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2013, we incurred $13.5 million of catastrophe-related losses related to Typhoon Fitow in China while during the year ended December 31, 2012, we incurred $179.6 million of catastrophe-related losses, of which $175.7 million related to Superstorm Sandy and $3.9 million related to Hurricane Isaac.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $180.3 million during the year ended December 31, 2013 compared to net favorable reserve development of $170.3 million for the year ended December 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
U.S. insurance	$(3.1)	$(2.7)	$(5.2)	$(7.8)	$(20.2)	$(23.3)	$(16.9)	$(17.7)	$35.6	$83.3	$22.0
International insurance	15.6	(4.8)	(4.0)	(17.8)	(28.5)	(22.2)	(6.3)	(14.7)	(10.0)	(13.6)	(106.3)
Reinsurance	(0.7)	(4.3)	(4.8)	0.7	0.8	(6.7)	(3.2)	(5.2)	(18.8)	(53.8)	(96.0)

	$11.8	$(11.8)	$(14.0)	$(24.9)	$(47.9)	$(52.2)	$(26.4)	$(37.6)	$6.8	$15.9	$(180.3)

The unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare and errors and omissions (“E&O”) products. The healthcare emergence was largely driven by several claims, as well as higher than expected loss emergence on reported claims. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency. For long-tail lines, like healthcare, D&O and E&O, it may take several years for a claim to be reported or develop. This could be due to a number of factors, including among others, information becoming available in subsequent periods that allows the insured to report a claim or change in the severity of an already reported claim, or court decisions that define insurance coverages or exclusions differently than intended when the policy was originally bound. These factors contributed to us increasing our reserve for losses and loss expenses in the current period for the 2011 and 2012 loss years, while the absence of these factors and related trend of not experiencing these factors contributed to us decreasing the reserve for losses and loss expenses for the older loss years across each segment. In response to the underwriting experience in the healthcare, private/not for profit D&O and E&O lines, we continue to take rate action, as well as make changes to policy terms and conditions, resulting in flat or reduced gross premiums written but reduced exposures.

The favorable reserve development for our reinsurance segment was due to lower than expected reported losses in our property reinsurance line of business, including favorable loss reserve development related to recent catastrophic events that occurred in 2010 through 2012.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.1)	$(2.2)	$(5.4)	$(19.3)	$(28.6)	$(6.0)	$(3.0)	$12.5	$35.2	$(16.9)
International insurance	1.2	(6.3)	(3.8)	(54.4)	(42.3)	(21.7)	(4.9)	(6.9)	16.1	(123.0)
Reinsurance	(0.4)	(0.5)	(2.0)	(8.0)	(19.9)	(7.2)	—	5.5	2.1	(30.4)

	$0.7	$(9.0)	$(11.2)	$(81.7)	$(90.8)	$(34.9)	$(7.9)	$11.1	$53.4	$(170.3)

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

The following table shows the components of net losses and loss expenses for the years ended December 31, 2013 and 2012.

	Year Ended December 31,		Dollar Change
	2013	2012
	($ in millions)
Net losses paid	$1,089.6	$861.0	$228.6
Net change in reported case reserves	(3.8)	131.0	(134.8)
Net change in IBNR	37.4	147.3	(109.9)

Net losses and loss expenses	$1,123.2	$1,139.3	$(16.1)

The increase in net losses paid is due to higher net paid losses for catastrophe losses incurred in prior periods during 2013 compared to 2012. The remaining increase in net paid losses is consistent with the growth of our operating segments.

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables:

	Year Ended December 31,
	2013	2012
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,504.4	$4,222.2
Incurred related to:
Current year non-catastrophe	1,290.0	1,130.0
Current year property catastrophe	13.5	179.6
Prior year	(180.3)	(170.3)

Total incurred	1,123.2	1,139.3

Paid related to:
Current year non-catastrophe	115.6	99.1
Current year property catastrophe	—	18.1
Prior year	974.0	743.8

Total paid	1,089.6	861.0
Foreign exchange revaluation	(6.0)	3.9

Net reserve for losses and loss expenses, December 31	4,532.0	4,504.4
Losses and loss expenses recoverable	1,234.5	1,141.1

Reserve for losses and loss expenses, December 31	$5,766.5	$5,645.5

Acquisition Costs

Acquisition costs increased by $47.0 million, or 22.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in acquisition costs was primarily due to higher acquisition costs in our U.S. insurance and reinsurance segments. Acquisition costs as a percentage of net premiums earned were 12.6% for the year ended December 31, 2013 compared to 11.8% for 2012. The increase in the acquisition cost ratio is driven by the increased profit commission and other acquisition cost accruals in our U.S. insurance and reinsurance segments, as well as the impact of the retrocessional reinsurance catastrophe cover in our reinsurance segment put in place in the current year. The retrocessional reinsurance catastrophe cover reduced net premiums earned but did not have any offsetting ceding commission income, and therefore caused in the acquisition costs ratio to increase.

General and Administrative Expenses

General and administrative expenses increased by $45.0 million, or 14.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased by 14% to support our continued growth, combined with increased stock-based compensation expense related to awards that are settled in cash resulting from a 43% increase in our share price during the year and higher performance-based compensation expense as profitability exceeded target levels. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each award at the period ending share price.

Our general and administrative expense ratio was 17.6% for both the years ended December 31, 2013 and December 31, 2012.

Amortization of Intangible Assets

The amortization of intangible assets remained the same for 2013 and 2012. We have one intangible asset that we amortize over its useful life that will continue to amortize over the next 10 years.

Interest Expense

Interest expense increased by $1.1 million, or 2.0%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Income Tax Expense

Corporate income tax expense or benefit is generated through our operations in Europe, Hong Kong, Singapore and the United States. Our income tax expense or benefit may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods principally due to the geographic location of the business written, the mix of business and the profitability of such business; the geographic location of investment income; the geographic location of net losses and loss expenses incurred; and the amount of inter-company reinsurance utilized for rating agency purposes.

Income tax expense decreased by $8.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease is primarily due to the lower income before income taxes from our U.S. operations and a net loss before income taxes from our Swiss operations.

Net Income

Net income for the year ended December 31, 2013 was $417.9 million compared to $493.0 million for the year ended December 31, 2012. The $75.1 million decrease was primarily the result of lower realized investment gains due to the rising interest rate environment partially offset by higher income from our operations driven by lower catastrophe losses in the current year compared to prior year.

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

The table below illustrates our gross premiums written by underwriting location for each of the years indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
United States	$1,360.2	$1,080.1	$280.1	25.9%
Bermuda	611.4	565.8	45.6	8.1%
Europe	228.8	210.4	18.4	8.7%
Singapore	111.7	68.4	43.3	63.3%
Hong Kong	17.2	14.8	2.4	16.2%

	$2,329.3	$1,939.5	$389.8	20.1%

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

Net Investment Income

Net investment income decreased by $28.8 million, or 14.7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was due to lower yields on our fixed maturity investments as well as an increased allocation to “other invested assets”, which contribute to our total return but carry little or no current yield. As of December 31, 2012, we held 8.9% of our total investments and cash equivalents in “other invested assets” compared to 6.7% as of December 31, 2011. The book yield of the investment portfolio for the years ended December 31, 2012 and 2011 was 2.1% and 2.5%, respectively.

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

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Year Ended December 31,
	2012	2011
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$120.3	$92.0
Equity securities, trading	13.9	(0.8)
Other invested assets: hedge funds and private equity, trading	(2.3)	1.6

Total net realized gains on sale	131.9	92.8

Net realized and unrealized losses on derivatives	(3.6)	(70.1)
Mark-to-market gains (losses):
Fixed maturity investments, trading	106.3	(8.1)
Equity securities, trading	33.0	0.8
Other invested assets: hedge funds and private equity, trading	38.8	(5.3)

Total mark-to-market gains	178.1	(12.6)

Net realized investment gains	$306.4	$10.1

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

Net Losses and Loss Expenses

Net losses and loss expenses increased by $180.1 million, or 18.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Overall, the increase in net losses and loss expenses was due to the growth in net premiums earned and lower prior year net favorable reserve development. This was partially offset by lower property catastrophe losses in 2012 compared to 2011.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Dollar Change	Change in Percentage Points
	Amount	% of NPE(1)	Amount	% of NPE(1)(2)
	($ in millions)
Non-catastrophe	$1,130.0	64.5%	$909.0	62.9%	$221.0	1.6	Pts
Property catastrophe	179.6	10.3	292.2	20.2	(112.6)	(9.9)

Current year	1,309.6	74.8	1,201.2	83.1	108.4	(8.3)
Prior year	(170.3)	(9.7)	(253.5)	(17.5)	83.2	7.8
Impact of commutation(3)	—	—	11.5	0.2	(11.5)	(0.2)

Net losses and loss expenses	$1,139.3	65.1%	$959.2	65.8%	$180.1	(0.7	)Pts

(1)	“NPE” means net premiums earned.

(2)	Current year and prior year losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

(3)	Reflects the impact of the commutation of prior year contracts in the year ended December 31, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to growth of net premiums earned. The increase in the current year non-catastrophe losses and loss expenses ratio was primarily due to the $36.4 million in crop reinsurance losses for the year ended December 31, 2012 that increased the loss and loss expense ratio by 2.1 percentage points.

Current year property catastrophe losses and loss expenses

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

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $170.3 million during the year ended December 31, 2012 compared to net favorable reserve development of $253.5 million for the year ended December 31, 2011, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
U.S. insurance	$(0.6)	$0.5	$(2.2)	$(5.4)	$(19.3)	$(28.6)	$(6.0)	$(3.0)	$12.5	$35.2	$(16.9)
International insurance	5.2	(4.0)	(6.3)	(3.8)	(54.4)	(42.3)	(21.7)	(4.9)	(6.9)	16.1	(123.0)
Reinsurance	(0.3)	(0.1)	(0.5)	(2.0)	(8.0)	(19.9)	(7.2)	—	5.5	2.1	(30.4)

	$4.3	$(3.6)	$(9.0)	$(11.2)	$(81.7)	$(90.8)	$(34.9)	$(7.9)	$11.1	$53.4	$(170.3)

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

The following table shows the components of net losses and loss expenses for the years ended December 31, 2012 and 2011.

	Year Ended December 31,		Dollar Change
	2012	2011
	($ in millions)
Net losses paid	$861.0	$684.8	$176.2
Net change in reported case reserves	131.0	213.3	(82.3)
Net change in IBNR	147.3	61.1	86.2

Net losses and loss expenses	$1,139.3	$959.2	$180.1

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

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

U.S. Insurance Segment.    The U.S. insurance segment includes our direct specialty insurance operations in the United States and Canada. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Revenues
Gross premiums written	$1,163.1	$993.9	$838.6
Net premiums written	869.4	743.4	639.2
Net premiums earned	802.6	671.6	584.3

Expenses
Net losses and loss expenses	$579.9	$465.2	$387.1
Acquisition costs	106.7	86.7	75.0
General and administrative expenses	165.5	141.7	124.4

Underwriting loss	(49.5)	(22.0)	(2.2)

Ratios
Loss and loss expense ratio	72.3%	69.3%	66.2%
Acquisition cost ratio	13.3%	12.9%	12.8%
General and administrative expense ratio	20.6%	21.1%	21.3%

Expense ratio	33.9%	34.0%	34.1%

Combined ratio	106.2%	103.3%	100.3%

Comparison of Years Ended December 31, 2013 and 2012

Premiums.    Gross premiums written increased by $169.2 million, or 17.0%, for the year ended December 31, 2013 compared to 2012. The increase in gross premiums written was primarily due to new business, both from existing lines and new lines, that added $414.7 million, combined with premium rate increases in all lines of business. This was particularly evident in our property and casualty lines of business that had an overall increase in gross premiums written of $183.1 million. This growth was partially offset by the non-renewal of business, particularly in our healthcare and private/not for profit D&O lines of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
General casualty	$366.7	$269.6	$97.1	36.0%
Professional liability	259.0	260.8	(1.8)	(0.7)%
Healthcare	184.0	207.3	(23.3)	(11.2)%
Programs	138.1	105.3	32.8	31.1%
General property	96.0	94.3	1.7	1.8%
Other(1)	119.3	56.6	62.7	110.8%

	$1,163.1	$993.9	$169.2	17.0%

(1)	Includes our inland marine, environmental, mergers and acquisitions, primary construction and surety lines of business

Net premiums written increased by $126.0 million, or 16.9%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 25.3% of gross premiums written for the year ended December 31, 2013 compared to 25.2% for 2012. The increase in the ceded written percentage is primarily due to the purchase of new reinsurance in our program line of business as well as in our surety and primary general liability construction lines of business. We also purchased a new property catastrophe coverage during 2013. These additional reinsurance purchases were partially offset by a reduction in the cost of reinsurance in our professional liability and healthcare lines of business.

Net premiums earned increased by $131.0 million, or 19.5%, for the year ended December 31, 2013 compared to 2012. The change in gross premiums written is a leading indicator of whether premiums earned will increase or decrease. Given the growth of the U.S. insurance operations during 2013 and 2012, there was a corresponding increase in net premiums earned.

Net losses and loss expenses.    Net losses and loss expenses increased by $114.7 million, or 24.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Overall, the increase in net losses and loss expenses was primarily due to overall growth of the U.S. operations and net unfavorable prior year development during 2013 compared to net favorable prior year development in 2012. This was partially offset by lower property catastrophe losses in the current year compared to prior year.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$557.8	69.5%	$459.1	68.4%	$98.7	1.1	Pts
Property catastrophe	—	—%	23.0	3.4%	(23.0)	(3.4)

Current year	557.8	69.5%	482.1	71.8%	75.7	(2.3)
Prior year	22.0	2.8%	(16.9)	(2.5)%	38.9	5.3

Net losses and loss expenses	$579.8	72.3%	$465.2	69.3%	$114.6	3.0	Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio is primarily due to a higher amount of reported losses in 2013 compared to 2012. During 2013, we had several losses from fires, large losses in our healthcare, E&O and private/not for profit D&O lines of business and also increased our reserve for loss adjustment expenses across several lines of business. These losses combined for a total increase in net losses and loss expenses of $35.2 million compared to $26.1 million in 2012 and an increase in the current year non-catastrophe losses and loss expense ratio of 1.1 percentage points. The remaining increase in the current year non-catastrophe losses and loss expenses is due to the continued growth of the U.S. operations.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2013, we did not incur any significant catastrophe losses while during the year ended December 31, 2012, we incurred $23.0 million of catastrophe-related losses, of which $21.0 million related to Superstorm Sandy and $2.0 million related to Hurricane Isaac.

Prior year losses and loss expenses

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $22.0 million during the year ended December 31, 2013 compared to net favorable reserve development of $16.9 million for the year ended December 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$—	$(0.7)	$(0.5)	$—	$(9.4)	$(5.6)	$(0.2)	$0.4	$4.4	$3.5	$(8.1)
Programs	—	—	—	(1.4)	(4.3)	(2.2)	(4.8)	(5.6)	0.7	3.1	(14.5)
General property	—	0.9	(0.2)	3.2	(0.2)	(1.3)	(1.5)	(0.1)	1.3	(0.9)	1.2
Healthcare	(3.1)	(2.0)	(2.0)	(2.7)	(2.7)	(10.9)	(4.3)	(3.9)	24.4	48.0	40.8
Professional liability	—	(0.9)	(2.5)	(6.9)	(3.6)	(3.3)	(6.1)	(8.3)	5.6	28.2	2.2
Other	—	—	—	—	—	—	—	(0.2)	(0.8)	1.4	0.4

	$(3.1)	$(2.7)	$(5.2)	$(7.8)	$(20.2)	$(23.3)	$(16.9)	$(17.7)	$35.6	$83.3	$22.0

The unfavorable reserve development for the 2011 and 2012 loss years was due to adverse development on reported claims, primarily in our healthcare, private/not for profit D&O and E&O products. The healthcare emergence was largely driven by several large claims, as well as adverse development on reported claims. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency. For long-tail lines, like healthcare, D&O and E&O, it may take several years for a claim to be reported or develop. This could be due to a number of factors, including among others, information becoming available in subsequent periods that allows the insured to report a claim or change in the severity of the claim, or court decisions that define insurance coverages or exclusions differently than intended when the policy was originally bound. These factors contributed to us increasing our reserve for losses and loss expenses in the current period for the 2011 and 2012 loss years, while the absence of these factors and related trend of not experiencing these factors contributed to us decreasing the reserve for losses and loss expenses for the older loss years across each line of business. In response to the underwriting experience in the healthcare, private/not for profit D&O and E&O lines, we continue to take rate action, as well as make changes to policy terms and conditions, resulting in flat or reduced gross premiums written but reduced exposures.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(0.8)	$(0.2)	$(1.2)	$(12.3)	$(3.3)	$(3.4)	$(0.6)	$(0.1)	$—	$(21.9)
Programs	—	—	—	(0.8)	—	—	3.9	13.9	7.8	24.8
General property	—	1.0	(0.2)	(0.1)	(0.2)	1.3	1.0	1.1	1.0	4.9
Healthcare	1.7	(1.0)	(3.1)	(5.1)	(4.6)	(0.1)	(2.2)	2.3	—	(12.1)
Professional liability	(1.0)	(2.0)	(0.9)	(1.0)	(20.5)	(3.8)	(5.1)	(4.7)	24.7	(14.3)
Other	—	—	—	—	—	—	—	—	1.7	1.7

	$(0.1)	$(2.2)	$(5.4)	$(19.3)	$(28.6)	$(6.0)	$(3.0)	$12.5	$35.2	$(16.9)

The unfavorable reserve development for the 2010 and 2011 loss years was primarily due to adverse development of $25.1 million on a program that commenced writing in 2008 and was terminated during 2011. This was partially offset by favorable development on our active programs. We also experienced adverse development for the 2011 loss year for certain professional liability products.

Acquisition costs.    Acquisition costs increased by $20.0 million, or 23.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily caused by increased net premiums earned and increased profit commission accruals in our program line of business, as well as increased accruals for other acquisition costs. The acquisition cost ratio increased to 13.3% for the year ended December 31, 2013 from 12.9% for 2012 due to the increase in the profit commission accrual and other acquisition cost accruals.

General and administrative expenses.    General and administrative expenses increased by $23.8 million, or 16.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the continued growth of our U.S. insurance operations and higher stock-based compensation expense. The general and administrative expense ratio decreased to 20.6% for the year ended December 31, 2013 from 21.1% in 2012, as a result of our increased net premiums earned outpacing the growth in expenses.

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

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
General casualty	$269.6	$205.3	$64.3	31.3%
Professional liability	260.8	235.4	25.4	10.8%
Healthcare	207.3	201.7	5.6	2.8%
Programs	105.3	87.1	18.2	20.9%
General property	94.3	78.5	15.8	20.1%
Other(1)	56.6	30.6	26.0	85.0%

	$993.9	$838.6	$155.3	18.5%

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

Net losses and loss expenses.    Net losses and loss expenses increased by $78.1 million, or 20.2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The loss and loss expense ratio increased by 3.1 percentage points for the same period. Overall, the increase in net losses and loss expenses was primarily due to growth in net premiums earned, increased property catastrophe losses and lower favorable prior year reserve development in 2012 compared to 2011. This was partially offset by the $11.5 million impact of the commutation of prior year contracts in 2011.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE(2)
	($ in millions)
Non-catastrophe	$459.1	68.4%	$390.5	68.3%	$68.6	0.1	Pts
Property catastrophe	23.0	3.4	8.3	1.5	14.7	1.9

Current year	482.1	71.8	398.8	69.8	83.3	2.0
Prior year	(16.9)	(2.5)	(23.2)	(4.1)	6.3	1.6
Impact of commutation(1)	—	—	11.5	0.5	(11.5)	(0.5)

Net losses and loss expenses	$465.2	69.3%	$387.1	66.2%	$78.1	3.1	Pts

(1)	Reflects the impact of the commutation of prior year contracts in the year ended December 31, 2011, which increased prior year net losses and loss expenses by $11.5 million and increased net premiums earned by $12.4 million.

(2)	Current year and prior year losses as a % of NPE are calculated excluding the effect of the commutation on net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses is primarily due to the growth in net premiums earned.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2012, we incurred $23.0 million of catastrophe-related losses, of which $21.0 million related to Superstorm Sandy and $2.0 million related to Hurricane Isaac. During the year ended December 31, 2011, we incurred $8.3 million of catastrophe-related losses, of which $3.8 million related to the Midwestern U.S. storms and $4.5 million related to Hurricane Irene.

Prior year losses and loss expenses

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

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Revenues
Gross premiums written	$641.8	$575.1	$530.4
Net premiums written	358.0	346.3	325.1
Net premiums earned	346.4	336.8	317.0
Expenses
Net losses and loss expenses	$121.8	$163.1	$206.6
Acquisition costs	(1.8)	(0.5)	(2.8)
General and administrative expenses	106.7	91.9	84.3

Underwriting income	119.7	82.3	28.9

Ratios
Loss and loss expense ratio	35.2%	48.4%	65.2%
Acquisition cost ratio	(0.5)%	(0.1)%	(0.9)%
General and administrative expense ratio	30.8%	27.3%	26.6%

Expense ratio	30.3%	27.2%	25.7%

Combined ratio	65.5%	75.6%	90.9%

Comparison of Years Ended December 31, 2013 and 2012

Premiums.    Gross premiums written increased by $66.7 million, or 11.6%, for the year ended December 31, 2013 compared to 2012. The increase was primarily due to new business from existing lines and from newer initiatives, such as SME, and the aviation business we took over from Markel International Limited (“Markel International”) during the year. Effective October 1, 2013, we acquired the renewal rights to a book of aviation business from Markel International that was written through its Lloyd’s Syndicate 1400 and Markel Europe plc. In conjunction with the renewal rights agreement, in August we assumed the unexpired in-force aviation business from Markel International. The combined result of the renewal rights and the assumption of the unexpired in-force aviation business from Markel International resulted in gross premiums written of $30.5 million. This business encompasses airlines, aerospace (primarily airports and aviation products) and general aviation classes. The professional liability, healthcare and general property lines of business added $19.0 million, $8.9 million and $8.0 million, respectively, with increased participations on renewing business, as well as new business. However, this growth was partially offset by $7.1 million on non-recurring premiums in our trade credit line of business recorded in 2012 and lower rates across most lines of business. On a geographic basis, we experience growth in all regions.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
Professional liability	$201.0	$182.0	$19.0	10.4%
General property	165.2	157.2	8.0	5.1%
General casualty	134.5	131.6	2.9	2.2%
Healthcare	82.1	73.2	8.9	12.2%
Aviation	30.5	—	30.5	n/a
Other(1)	28.5	31.1	(2.6)	(8.4)%

	$641.8	$575.1	$66.7	11.6%

(1)	Includes our trade credit line of business

Net premiums written increased by $11.7 million, or 3.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net premiums written was due to higher gross premiums written, partially offset by higher ceded premiums. We ceded to reinsurers 44.2% of gross premiums written for the year ended December 31, 2013 compared to 39.8% for the year ended December 31, 2012. The increase was due to higher quota share cessions on our 2013 renewals for general casualty, general property and trade credit lines of business, as well as new quota share reinsurance for our aviation line of business.

Net premiums earned increased by $9.6 million, or 2.9%, primarily due to higher net premiums written in the latter half of 2012 and for the year ended December 31, 2013.

Net losses and loss expenses.    Net losses and loss expenses decreased by $41.3 million, or 25.3%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Overall, the decrease in net losses and loss expenses is primarily due to lower property catastrophe losses in the current year compared to prior year. This was partially offset by lower net favorable prior year reserve development in 2013 compared to 2012.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$228.1	65.9%	$210.5	62.5%	$17.6	3.4	Pts
Property catastrophe	—	—%	75.6	22.4%	(75.6)	(22.4)

Current year	228.1	65.9%	286.1	84.9%	(58.0)	(19.0)
Prior year	(106.3)	(30.7)%	(123.0)	(36.5)%	16.7	5.8

Net losses and loss expenses	$121.8	35.2%	$163.1	48.4%	$(41.3)	(13.2	)Pts

Current year non-catastrophe losses and loss expenses

The current year non-catastrophe losses and loss expenses increased primarily due to $14.6 million of large reported property losses and a loss from a general casualty claim in 2013 compared to $1.7 million in 2012, primarily for property. This was also the primary factor that contributed to the increase in the current year non-catastrophe losses and loss expense ratio in the current year.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2013, we did not incur any significant catastrophe losses while during the year ended December 31, 2012, we incurred $75.6 million of catastrophe-related losses, of which $73.7 million related to Superstorm Sandy and $1.9 million related to Hurricane Isaac.

Prior year losses and loss expenses

Overall, our international insurance segment recorded net favorable reserve development of $106.3 million during the year ended December 31, 2013 compared to net favorable reserve development of $123.0 million for the year ended December 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$16.7	$1.3	$(9.5)	$(11.3)	$(14.8)	$(13.3)	$(4.6)	$(7.6)	$5.8	$0.9	$(36.4)
General property	—	—	2.8	(0.2)	1.2	(1.6)	(3.8)	(5.0)	(14.3)	(14.5)	(35.4)
Professional liability	(0.3)	(5.5)	3.5	(4.3)	(19.6)	(2.2)	(3.5)	(0.7)	(0.8)	—	(33.4)
Healthcare	(0.8)	(0.6)	(0.8)	(2.0)	4.7	(5.1)	5.6	(1.4)	(0.7)	—	(1.1)

	$15.6	$(4.8)	$(4.0)	$(17.8)	$(28.5)	$(22.2)	$(6.3)	$(14.7)	$(10.0)	$(13.6)	$(106.3)

The net favorable prior year reserve development for loss years 2004 to 2012 is a result of actual loss emergence being lower than anticipated, in particular for our general property line of business for the 2011 and 2012 loss years. The net prior year unfavorable reserve development in our general casualty line of business in the 2003 and prior loss years was due to several losses reported in the current year related to the 2002 loss year. The net unfavorable prior year reserve development for the healthcare line of business in the 2007 and 2009 loss years was due to adverse development on individual claims.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$2.9	$(3.1)	$6.6	$(18.5)	$(23.2)	$(10.6)	$(4.7)	$1.8	$20.0	$(28.8)
General property	—	0.7	(1.8)	0.8	0.7	(3.7)	(2.8)	(8.7)	(3.9)	(18.7)
Professional liability	(0.7)	(3.0)	(6.1)	(34.6)	(10.4)	2.9	—	—	—	(51.9)
Healthcare	(1.0)	(0.9)	(2.5)	(2.1)	(9.4)	(10.3)	2.6	—	—	(23.6)

	$1.2	$(6.3)	$(3.8)	$(54.4)	$(42.3)	$(21.7)	$(4.9)	$(6.9)	$16.1	$(123.0)

The net favorable reserve development for loss years 2004 to 2010 is a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our general casualty line for loss year 2011 was due to adverse development on an individual claim, estimated to reach our full limit of $20.0 million, net of reinsurance.

Acquisition costs.    Acquisition costs decreased by $1.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The negative cost represents ceding commissions received on ceded premiums, that have been earned, in excess of the brokerage fees and commissions paid on gross premiums written, that have been amortized. The ceding commission income also covers internal costs that are expensed as incurred. The acquisition cost ratio was negative 0.5% for the year ended December 31, 2013 and negative 0.1% for the year ended December 31, 2012. The decrease was due to higher ceded premiums combined with increases in our ceding commission rates on several of our renewed quota share reinsurance treaties.

General and administrative expenses.    General and administrative expenses increased by $14.8 million, or 16.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand internationally, as well as higher incentive compensation due to increased profitability and the higher stock price. The general and administrative expense ratios for the years ended December 31, 2013 and 2012 were 30.8% and 27.3%, respectively.

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

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
Professional liability	$182.0	$164.4	$17.6	10.7%
General property	157.2	159.4	(2.2)	(1.4)%
General casualty	131.6	127.2	4.4	3.5%
Healthcare	73.2	68.1	5.1	7.5%
Other(1)	31.1	11.3	19.8	175.2%

	$575.1	$530.4	$44.7	8.4%

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

Net losses and loss expenses.    Net losses and loss expenses decreased by $43.5 million, or 21.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 and the loss and loss expense ratio decreased by 16.8 percentage points for the same period. The decrease in net losses and loss expenses was primarily due to significantly lower catastrophe losses in 2012 compared to 2011, combined with higher net favorable prior year reserve development in 2012 compared to 2011.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$210.5	62.5%	$217.5	68.7%	$(7.0)	(6.2	)Pts
Property catastrophe	75.6	22.4	107.6	33.9	(32.0)	(11.5)

Current year	286.1	84.9	325.1	102.6	(39.0)	(17.7)
Prior year	(123.0)	(36.5)	(118.5)	(37.4)	(4.5)	0.9

Net losses and loss expenses	$163.1	48.4%	$206.6	65.2%	$(43.5)	(16.8	)Pts

Current year non-catastrophe losses and loss expenses

The current year non-catastrophe losses and loss expense ratios was 62.5% and 68.7% for the years ended December 31, 2012 and 2011, respectively. The decrease was due to lower attritional property losses in 2012 compared to 2011.

Current year property catastrophe losses and loss expenses

The decrease in the current year property catastrophe losses and loss expenses was due to lower frequency of catastrophe-related losses. During the year ended December 31, 2012, we incurred $75.6 million of catastrophe-related losses, of which $73.7 million related to Superstorm Sandy and $1.9 million related to Hurricane Isaac. During the year ended December 31, 2011, we incurred $107.6 million of catastrophe related losses, of which $45.0 million related to the Tohoku earthquake and tsunami, $17.7 million related to the storms in the Midwestern United States, $12.7 million related to the New Zealand earthquake, $22.8 million related to the Thailand floods, $8.0 million related to Hurricane Irene and $1.4 million related to the Australian storms.

Prior year losses and loss expenses

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

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Revenues
Gross premiums written	$933.8	$760.3	$570.5
Net premiums written	893.0	748.0	569.5
Net premiums earned	856.8	740.5	555.7
Expenses
Net losses and loss expenses	$421.6	$511.0	$365.5
Acquisition costs	147.8	119.5	95.1
General and administrative expenses	80.1	73.7	62.9

Underwriting income	207.3	36.3	32.2

Ratios
Loss and loss expense ratio	49.2%	69.0%	65.8%
Acquisition cost ratio	17.2%	16.1%	17.1%
General and administrative expense ratio	9.3%	10.0%	11.3%

Expense ratio	26.5%	26.1%	28.4%

Combined ratio	75.7%	95.1%	94.2%

Comparison of Years Ended December 31, 2013 and 2012

Premiums.    Gross premiums written increased by $173.5 million, or 22.8%, for the year ended December 31, 2013 compared to 2012. The increase in gross premiums written was primarily due to the growth in our property and specialty lines of business. The growth of the property reinsurance line of business primarily relates to new business across all geographic locations, as well as increased business through our collateralized property catastrophe reinsurance program. Our specialty reinsurance line of business increased primarily due to our crop reinsurance gross premiums written increasing by $39.3 million due to new business, increased participations and rate increases and from our marine and aviation reinsurance gross premiums written also increasing by $5.5 million.

The table below illustrates our gross premiums written by underwriter geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
United States	$472.9	$366.3	$106.6	29.1%
Bermuda	252.2	210.1	42.1	20.0%
Singapore	135.2	106.5	28.7	26.9%
Europe	73.5	77.4	(3.9)	(5.0)%

	$933.8	$760.3	$173.5	22.8%

The decline in Europe was due to the transfer of business from Europe to the United States as we established our Lloyd’s coverholder in Miami, Florida.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
Property	$460.0	$354.6	$105.4	29.7%
Casualty	274.4	254.3	20.1	7.9%
Specialty	199.4	151.4	48.0	31.7%

	$933.8	$760.3	$173.5	22.8%

Net premiums written increased by $145.0 million, or 19.4%, for the year ended December 31, 2013 compared to the same period in 2012. The increase in net premiums written is lower than the increase in gross premiums due to purchasing a collateralized retrocessional catastrophe cover during 2013, which provided $25 million limit per occurrence on a worldwide basis, with attachment points varying by risk and geography and a maximum indemnity of $100 million. We did not purchase similar collateralized retrocessional catastrophe reinsurance during 2012.

Net premiums earned increased by $116.3 million, or 15.7%, as a result of the increase in net premiums written during the years ended December 31, 2013 and 2012 partially offset by the ceded earnings impact of the retrocessional catastrophe cover.

Net losses and loss expenses.    Net losses and loss expenses decreased by $89.4 million, or 17.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Overall, the decrease in net losses and loss expenses was primarily due to lower property catastrophe losses and higher net favorable reserve development in the current year compared to prior year.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$504.1	58.8%	$460.4	62.2%	$43.7	(3.4	)Pts
Property catastrophe	13.5	1.6%	81.0	10.9%	(67.5)	(9.3)

Current year	517.6	60.4%	541.4	73.1%	(23.8)	(12.7)
Prior year	(96.1)	(11.2)%	(30.4)	(4.1)%	(65.7)	(7.1)

Net losses and loss expenses	$421.5	49.2%	$511.0	69.0%	$(89.5)	(19.8	)Pts

Current year non-catastrophe losses and loss expenses

Current year non-catastrophe losses increased as a result of the growth of the reinsurance operations in 2013 compared to 2012, partially offset by lower net increases in reported loss activity in 2013 compared to 2012. The same lower net increase in reported loss activity contributed to the decrease in the current year non-catastrophe losses and loss expenses ratio in 2013 compared to 2012. During 2013, we accrued $34.2 million of additional IBNR for large reported property-related losses caused by global weather events, as well as a factory explosion in China. This compared to $51.7 million in 2012, which included $36.4 million of crop reinsurance-related losses and loss expenses related to drought conditions across much of the United States and $15.3 million in other U.S. weather-related losses. Partially offsetting the reported large loss activity is the reduction of current year property losses for certain property reinsurance lines of business as reported loss activity was lower than expected. For the years ended December 31, 2013 and 2012, the reduction in the current year property losses and loss expenses was $31.5 million and $16.0 million, respectively. On a combined basis, the large reported property loss activity and the reduction in losses and loss expenses for certain property reinsurance lines of business was a net increase in losses and loss expenses of $2.7 million for the year ended December 31, 2013 compared to $35.7 million for the year ended December 31, 2012. These combined factors contributed to a reduction in the current year non-catastrophe losses and loss expenses ratio of 3.9 percentage points. The offsetting 0.5 percentage point increase in the current year non-catastrophe losses and loss expense ratio was due to mix of business.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2013, we incurred $13.5 million of catastrophe-related losses related to Typhoon Fitow in China while during the year ended December 31, 2012, we incurred $81.0 million of catastrophe-related losses related to Superstorm Sandy.

Prior year losses and loss expenses

Overall, our reinsurance segment recorded net favorable reserve development of $96.0 million during the year ended December 31, 2013 compared to net favorable reserve development of $30.4 million for the year ended December 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
Property	$0.9	$0.1	$(1.6)	$—	$—	$(0.2)	$(0.6)	$(5.2)	$(18.1)	$(60.1)	$(84.8)
Casualty	(1.6)	(3.9)	(2.6)	0.5	0.8	(3.5)	(3.4)	(0.2)	2.9	5.7	(5.3)
Specialty	—	(0.5)	(0.6)	0.2	—	(3.0)	0.8	0.2	(3.6)	0.6	(5.9)

	$(0.7)	$(4.3)	$(4.8)	$0.7	$0.8	$(6.7)	$(3.2)	$(5.2)	$(18.8)	$(53.8)	$(96.0)

The favorable loss reserve development for the 2011 and 2012 loss years for our reinsurance segment was largely due to lower than expected reported losses in our property reinsurance line of business. The unfavorable loss reserve development in our casualty reinsurance line of business for the 2011 and 2012 loss years was primarily due to the frequency of claims being greater than anticipated.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
Property	$(0.1)	$(0.7)	$1.5	$—	$(2.5)	$(1.8)	$(0.4)	$(2.3)	$(3.8)	$(10.1)
Casualty	0.3	3.6	2.0	(5.3)	(12.6)	(3.5)	0.1	6.2	9.4	0.2
Specialty	(0.6)	(3.4)	(5.5)	(2.7)	(4.8)	(1.9)	0.3	1.6	(3.5)	(20.5)

	$(0.4)	$(0.5)	$(2.0)	$(8.0)	$(19.9)	$(7.2)	$0.0	$5.5	$2.1	$(30.4)

Acquisition costs.    Acquisition costs increased by $28.3 million, or 23.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in acquisition costs was due to the increase in net premiums written, as well as higher profit commission accruals. The increased profit commission accruals primarily relates to the profit commissions we pay related to our collateralized property catastrophe reinsurance program. The acquisition cost ratio was 17.2% for the year ended December 31, 2013 compared to 16.1% for the year ended December 31, 2012. The increase is due to the increase in profit commission accruals, as well as the impact of the retrocessional reinsurance catastrophe cover put in place in the current year. The retrocessional reinsurance catastrophe cover reduced net premiums earned but did not have any offsetting ceding commission income, and therefore resulted in the acquisition costs ratio to increase.

General and administrative expenses.    General and administrative expenses increased by $6.4 million, or 8.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was due to higher salary and related costs due to higher headcount to support our growing operations, combined with higher incentive compensation due to increased profitability and our higher stock price. The general and administrative expense ratios for the years ended December 31, 2013 and 2012 were 9.3% and 10.0%, respectively, reflecting the higher growth in net premiums earned relative to expenses in 2013.

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

The table below illustrates our gross premiums written by underwriter geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
United States	$366.3	$241.6	$124.7	51.6%
Bermuda	210.1	204.7	5.4	2.6%
Singapore	106.5	66.6	39.9	59.9%
Europe	77.4	57.6	19.8	34.4%

	$760.3	$570.5	$189.8	33.3%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
	($ in millions)
Property	$354.6	$266.9	$87.7	32.9%
Casualty	254.3	234.4	19.9	8.5%
Specialty	151.4	69.2	82.2	118.8%

	$760.3	$570.5	$189.8	33.3%

Net premiums written increased by $178.6 million, or 31.4%, consistent with the increase in gross premiums written.

Net premiums earned increased by $184.8 million, or 33.3%, as a result of the increase in net premiums written during the years ended December 31, 2012 and 2011.

Net losses and loss expenses.    Net losses and loss expenses increased by $145.5 million, or 39.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The loss and loss expense ratio increased by 3.2 percentage points for the same period. Overall, the increase in net losses and loss expenses was due to growth in net premiums earned, lower prior year net favorable reserve development for the year ended December 31, 2012 compared to 2011 and $36.4 million of crop reinsurance-related losses recorded in 2012. This was partially offset by the lower property catastrophe losses in 2012 compared to 2011.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$460.4	62.2%	$301.0	54.2%	$159.4	8.0	Pts
Property catastrophe	81.0	10.9	176.3	31.7	(95.3)	(20.8)

Current year	541.4	73.1	477.3	85.9	64.1	(12.8)
Prior year	(30.4)	(4.1)	(111.8)	(20.1)	81.4	16.0

Net losses and loss expenses	$511.0	69.0%	$365.5	65.8%	$145.5	3.2	Pts

Current year non-catastrophe losses and loss expenses

The current year non-catastrophe losses and loss expense ratios was 62.2% and 54.2% for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to the $36.4 million in crop reinsurance losses and $15.3 million in other U.S. weather-related losses for the year ended December 31, 2012 that increased the loss and loss expense ratio by 7.0 percentage points.

Current year property catastrophe losses and loss expenses

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

Prior year losses and loss expenses

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

Our total investments and cash totaled $8.4 billion as of December 31, 2013, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of December 31, 2013, we held $531.9 million of cash and cash equivalents and $838.8 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and “other invested assets” are available to meet our long-term liquidity needs.

As of December 31, 2013, we had $150 million available under our revolving loan facility.

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

Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Insurance Company, Darwin National Assurance Company, Darwin Select Insurance Company and Vantapro Specialty Insurance Company are subject to restrictions on statutory surplus pursuant to the respective states in which these insurance companies are domiciled. Each state requires prior regulatory approval of any payment of extraordinary dividends. We have not paid a dividend to any affiliate or parent company outside of the U.S.

Allied World Assurance Company (Europe) Limited (“AW Europe”) is subject to regulatory restrictions limiting its ability to declare and pay any dividends without the consent of the CBI. Effective November 1, 2013, AW Europe merged with another wholly-owned subsidiary of Holdings, Allied World Assurance Company (Reinsurance) Limited. We have not paid a dividend to any affiliate or parent company outside of Ireland.

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

Cash Flows

	Year Ended December 31,
	2013	2012	2011
	($ in millions)
Cash flows provided by operating activities	$114.4	$629.4	548.1
Cash flows used in investing activities	(48.1)	(259.7)	(509.1)
Cash flows used in financing activities	(207.9)	(321.2)	(162.1)
Effect of exchange rate changes on foreign currency cash	(8.3)	(0.6)	0.1

Net (decrease) increase in cash and cash equivalents	(149.9)	47.9	(123.0)
Cash and cash equivalents, beginning of year	681.9	634.0	757.0

Cash and cash equivalents, end of year	$532.0	$681.9	$634.0

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

The $515.0 million decrease in cash flows from operations was due to the increase in net paid losses of $228.6 million, primarily due to higher paid claims related prior period catastrophe losses, combined with a $296.1 million increase in the cash outflows for funds held as we increased our participation in the collateralized property catastrophe reinsurance program for the upcoming 2014 underwriting year with Aeolus Re. Subsequent to December 31, 2013, we received $212.3 million of our funds held balance from Aeolus Re for prior underwriting years.

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

Cash flows used in investing activities consist primarily of payments for investments acquired, proceeds on the sale of investments and changes in restricted cash. Cash flows used in investing activities decreased $211.6 million from $259.7 million for the year ended December 31, 2012 to $48.1 million for the year ended December 31, 2013. The decrease was due to the selling of investment securities to fund the capital commitment for the collateralized property catastrophe reinsurance program for the upcoming 2014 underwriting year with Aeolus Re.

Cash flows used in financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The $113.3 million decrease in cash flows used in financing activities was primarily due to a $90.9 million decrease in share repurchases due to the increase in our share price during the year, which caused us to repurchase fewer shares. We also paid out less dividends to shareholders of $20.8 million due to the timing of when the dividends were paid.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2013 and 2012, 89.3% and 89.2%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2013 and 2012 was as follows:

	As of December 31,
	2013	2012
	($ in millions)
Due in one year or less	$838.8	$573.9
Due after one year through five years	2,698.8	2,835.9
Due after five years through ten years	697.8	774.4
Due after ten years	67.0	73.0
Mortgage-backed	1,292.5	1,958.4
Asset-backed	505.9	410.9

Total	$6,100.8	$6,626.5

We have investments in “other invested assets”, comprising interests in hedge funds and private equity funds, the carrying value of which was $911.4 million as of December 31, 2013. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 3(b) “Investments — Other Invested Assets” to our consolidated financial statements for additional details on our “other invested assets”.

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

Pledged Assets

Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with reinsurance contract provisions and relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.45 billion in letters of credit under two letter of credit facilities, a $1.0 billion uncommitted facility with Citibank Europe plc and a $450.0 million committed Amended Secured Credit Facility. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time.

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

As of December 31, 2013 and 2012, $2,894.4 million and $2,142.2 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2013 and 2012, a further $1,053.6 million and $1,225.2 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Capital Resources

The table below sets forth the capital structure of the company as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	($ in millions)
Senior notes	$798.5	$798.2
Shareholders’ equity	3,519.8	3,326.3

Total capitalization	$4,318.3	$4,124.5

Debt to total capitalization	18.5%	19.4%

On September 10, 2012, we filed a shelf registration statement on Form S-3 with the SEC in which we may offer from time to time common shares of Allied World Switzerland, senior or subordinated debt securities of Allied World Bermuda, guarantees of debt securities of Allied World Bermuda, warrants to purchase common shares of Allied World Switzerland, warrants to purchase debt securities of Allied World Bermuda units which may consist of any combination of the securities listed above. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

Share Repurchases

In May 2012, we established a $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon prior shareholder approval. As of December 31, 2013, approximately $235.5 million remained available under this share repurchase authorization.

During the year ended December 31, 2013, our share repurchases were as follows:

Year Ended December 31, 2013
($ in millions)
Common shares repurchased	1,848,144
Total cost of shares repurchased	$174.7
Average price per share	$94.52

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

Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the construction of a company-used office building in Zug, Switzerland. The total proceeds to be received under the mortgage are CHF 18.0 million with a fixed annual interest rate of 3.2% payable quarterly. The mortgage payments will be CHF 0.3 million per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage. We will receive the proceeds from the bank at or near September 30, 2014 at which time we will recognize the mortgage loan liability in our consolidated balance sheet.

Credit Facility

In the normal course of our operations, we enter into agreements with financial institutions to obtain secured and unsecured credit facilities.

On June 7, 2012, Allied World Bermuda amended its existing secured credit facility. The amended $450 million four-year secured credit facility (the “Amended Secured Credit Facility”) is with a syndication of lenders and is primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business of Allied World Bermuda and its subsidiaries. A portion of the facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. Allied World Bermuda may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of December 31, 2013.

On June 7, 2012, upon entering into the Amended Secured Credit Facility, Allied World Bermuda terminated its $400 million unsecured credit facility.

As of December 31, 2013, we also have access to a $1 billion uncommitted letter of credit facility with Citibank Europe plc. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

As of December 31, 2013, we had a combined unused letters of credit capacity of $657.0 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

In conjunction with the above-referenced mortgage commitment, Allied World Assurance Company, AG entered into a three year credit facility with a Swiss bank that provides up to CHF 5.0 million for general corporate purposes, however we will use the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2013:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Contractual Obligations
Senior notes (including interest)	$1,028.0	$54.0	$608.0	$33.0	$333.0
Operating lease obligations	158.7	11.7	28.6	26.5	91.9
Investment commitments outstanding	467.5	—	1.3	151.4	314.8
Real estate purchase commitment(1)	36.9	32.4	4.5	—	—
Reinsurance collateral	375.0	25.0	350.0	—	—
Gross reserve for losses and loss expenses(2)	5,766.5	1,161.8	1,583.6	916.7	2,104.4

Total	$7,832.6	$1,284.9	$2,576.0	$1,127.6	$2,844.1

(1)	Excludes the mortgage commitment we entered into in December 2013 to finance the purchase of the office space in Zug, Switzerland as we will not receive the proceeds until September 2014. See ‘Long-Term Debt’ and ‘Credit Facility’ above for additional information.

(2)	Our unpaid losses and loss expenses represent our best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2013, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from our current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.

The investment commitments outstanding represent unfunded commitments related to our “other invested assets”.

The reinsurance collateral represents the funding commitment for our collateralized property catastrophe reinsurance program for the upcoming underwriting years. We have no commitment beyond the 2015 underwriting year.

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2013 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

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

In the table below changes in fair values as a result of changes in interest rates is determined by calculating hypothetical December 31, 2013 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	50	100	200
	($ in millions)
Total fair value	$7,083.5	$6,939.4	$6,861.8	$6,782.1	$6,699.4	$6,618.4	$6,459.1
Fair value change from base	301.4	157.3	79.7	—	(82.7)	(163.7)	(323.0)
Change in unrealized appreciation/(depreciation)	4.4%	2.3%	1.2%	—%	(1.2)%	(2.4)%	(4.8)%

In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical December 31, 2013 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	50	100	200
	($ in millions)
Total fair value	$4,950.4	$4,840.6	$4,785.6	$4,730.7	$4,675.8	$4,620.8	$4,511.0
Fair value change from base	219.7	109.9	54.9	—	(54.9)	(109.9)	(219.7)
Change in unrealized appreciation/(depreciation)	4.6%	2.3%	1.2%	—%	(1.2)%	(2.3)%	(4.6)%

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2013.

	Carrying Value December 31, 2013	Average Rating (S&P)	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$681.3	AAA	8.1%
U.S. government securities	1,370.1	AA+	16.3%
U.S. government agencies	306.7	AA+	3.7%
Non-U.S. government and government agencies	191.8	AA+	2.3%
State, municipalities and political subdivisions	231.6	AA	2.8%
Mortgage-backed securities (“MBS”):
Agency MBS	725.5	AA+	8.6%
Non-agency Residential MBS	54.7	BBB+	0.7%
Non-agency MBS — Non investment grade	221.1	B-	2.6%
Commercial MBS	291.2	AA+	3.5%

Total mortgage-backed securities	1,292.5		15.4%
Corporate securities:
Financials	958.8	A	11.4%
Industrials	1,174.0	BBB	14.0%
Utilities	69.4	BBB	0.8%

Total corporate securities	2,202.2		26.2%
Asset-backed securities:
Credit cards	20.9	AAA	0.2%
Auto receivables	18.5	AAA	0.2%
Student Loans	151.5	AA+	1.8%
Collateralized loan obligations	251.2	AA-	3.0%
Other	63.7	AA+	0.8%

Total asset-backed securities	505.8		6.0%
Other invested assets:
Private equity	216.8	N/A	2.6%
Hedge funds	515.3	N/A	6.1%
Other private securities	147.3	N/A	1.8%
High yield loan fund	32.0	N/A	0.4%

Total other invested assets	911.4		10.9%
Equities	699.8	N/A	8.3%

Total investment portfolio	$8,393.2		100.0%

As of December 31, 2013, we held $6.1 billion of fixed income securities. Of those assets, approximately 89.3% were rated investment grade (Baa3/BBB – or higher) with the remaining 10.7% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA – by Standard & Poor’s.

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

As of December 31, 2013, we held investments in “other invested assets” with a carrying value of $911.4 million. Included in “other invested assets” are private equity funds, hedge funds, “other private securities” and a high yield loan fund. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the fund, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments. In addition, we invest in various strategic business opportunities that diversify our earnings stream, including asset management and claims servicing.

As of December 31, 2013, our direct exposure to European credit across all of Europe was $564.7 million and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of December 31, 2013, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	December 31, 2013
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Belgium	$—	$—	$21.9	$21.9
France	—	2.1	59.5	61.6
Germany	31.9	1.8	15.0	48.7
Ireland	—	5.3	1.2	6.5
Italy	—	—	5.3	5.3
Luxembourg	—	3.8	13.4	17.2
Netherlands	34.8	0.9	62.1	97.8
Norway	11.3	—	23.7	35.0
Russia	—	—	12.2	12.2
Spain	—	—	13.1	13.1
Sweden	5.8	—	42.2	48.0
Switzerland	2.4	—	14.7	17.1
United Kingdom	26.2	15.9	138.2	180.3

Total exposure	$112.4	$29.8	$422.5	$564.7

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

As of December 31, 2013 and 2012, less than 2.3% and 3.4%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the years ended December 31, 2013 and 2012, approximately 12.0%, was written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-57 and S-1 through S-2 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche Ltd., an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Allied World Assurance Company Holdings, AG

Zug, Switzerland

We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 18, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 18, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Zug, Switzerland on February 18, 2014.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

By:	/s/ Scott A. Carmilani
Scott A. Carmilani
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Carmilani Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 18, 2014

/s/ Thomas A. Bradley Thomas A. Bradley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2014

/s/ Kent W. Ziegler Kent W. Ziegler	Senior Vice President, Finance (Chief Accounting Officer)	February 18, 2014

/s/ Barbara T. Alexander Barbara T. Alexander	Director	February 18, 2014

/s/ James F. Duffy James F. Duffy	Director	February 18, 2014

/s/ Bart Friedman Bart Friedman	Vice Chairman of the Board	February 18, 2014

/s/ Scott Hunter Scott Hunter	Director	February 18, 2014

/s/ Patrick de Saint-Aignan Patrick de Saint-Aignan	Director	February 18, 2014

/s/ Eric S. Schwartz Eric S. Schwartz	Director	February 18, 2014

/s/ Samuel J. Weinhoff Samuel J. Weinhoff	Director	February 18, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated

3.2(2)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated

4.1(3)	Specimen Common Share Certificate

4.2(4)	Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.3(4)	First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.4(5)	Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.5(4)	Form of 7.50% Senior Note (Included as part of Exhibit 4.3)

4.6(6)	Senior Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.7(6)	First Supplemental Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.8(5)	Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as Trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.9(6)	Form of 5.50% Senior Note (Included as part of Exhibit 4.7)

10.1(7)	Insurance Letters of Credit-Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc

10.2(7)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc

10.3(7)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A

10.4(8)	Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon, with respect to the types of securities that may be pledged under the letter of credit facility with Citibank Europe plc

10.5(9)	Letter and Summary of Terms, dated December 7, 2012, from Citibank Europe plc to Allied World Assurance Company, Ltd, with respect to the letter of credit facility with Citibank Europe plc

10.6(10)	Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, AG; Allied World Assurance Company Holdings, Ltd; Allied World Assurance Company, Ltd; the lenders a party thereto; Citibank, N.A., as syndication agent; and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letter of credit agent.

Exhibit Number	Description

10.7(10)	Amended and Restated Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent

10.8(10)	Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company Holdings, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent

10.9(10)	Amended and Restated Account Control Agreement, dated June 7, 2012, by and among Allied World Assurance Company, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent

10.10(10)	Account Control Agreement, dated June 7, 2012, by and among Allied World Assurance Company Holdings, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent

10.11(11)	Benefit Plan Assignment and Assumption Agreement, dated as of December 1, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, Newmarket Administrative Services, Inc. n/k/a AWAC Services Company and Allied World Assurance Company Holdings, AG

10.12(11)†	Form of Indemnification Agreement for directors and executive officers of Allied World Assurance Company Holdings, AG

10.13(12)†	Amended and Restated Employment Agreement—Form for Certain Executive Officers

10.14(13)†	Employment / Consulting Agreement, dated as of January 16, 2014, by and between Allied World National Assurance Company and W. Gordon Knight

10.15(14)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World Reinsurance Agreement n/k/a Allied World Insurance Company and John R. Bender

10.16(14)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and John J. McElroy

10.17(15)†	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani

10.18(16)†	Employment Agreement, dated as of August 1, 2013, by and between AWAC Services Company and John J. Gauthier

10.19(17)†	Employment Agreement, dated as of December 9, 2013, by and between Allied World Assurance Company Holdings, AG and Thomas A. Bradley

10.20(3)†	Form of Employment Agreement Amendment with regard to Swiss requirements for certain officers of Allied World Assurance Company Holdings, AG

10.21(18)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.22(19)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.23(20)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, as amended in August 2011

10.24(18)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

Exhibit Number	Description

10.25(19)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

10.26(21)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in May 2009

10.27(22)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in November 2009

10.28(20)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.29(23)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

10.30(20)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.31(24)†	Form of Performance-Based Equity Award Agreement

10.32(14)†	Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.33(14)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.34(14)†	Form of Performance-Based Compensation Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.35(25)†	Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan

10.36(22)†	Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan

10.37(26)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche Ltd., an independent registered public accounting firm

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Notes to the Consolidated Financial Statements and (vi) Schedules III and IV

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 9, 2013.

(2)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 3, 2012.

(3)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011.

(4)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 1, 2006.

(5)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2011.

(6)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on November 15, 2010.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 6, 2007.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2009.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 26, 2013.

(10)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 13, 2012.

(11)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(12)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 27, 2009. Other than with respect to title, base salary and housing allowance, the amended and restated employment agreements, dated as of October 1, 2008, for Frank D’Orazio, Wesley Dupont and Marshall Grossack are identical to the form filed as Exhibit 10.41 thereto.

(13)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 16, 2014.

(14)	Incorporated herein by reference to the Annual Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2012

(15)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 5, 2009.

(16)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on October 23, 2013.

(17)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 13, 2013.

(18)	Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-136420) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(19)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2008.

(20)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on August 9, 2011

(21)	Incorporated by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 8, 2009.

(22)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2010.

(23)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 7, 2010.

(24)	Incorporated by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 18, 2009.

(25)	Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-151298) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(26)	Incorporated herein by reference to Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG, filed with the SEC on May 3, 2013.

†	Management contract or compensatory plan, contract or arrangement.

*	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Allied World Assurance Company Holdings, AG

Zug, Switzerland

We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, AG and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 18, 2014

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED BALANCE SHEETS

as of December 31, 2013 and 2012

(Expressed in thousands of United States dollars, except share and per share amounts)

	As of December 31, 2013	As of December 31, 2012
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2013: $6,065,350; 2012: $6,473,429)	$6,100,798	$6,626,454
Equity securities trading, at fair value (cost: 2013: $647,301; 2012: $480,312)	699,846	523,949
Other invested assets	911,392	783,534

Total investments	7,712,036	7,933,937
Cash and cash equivalents	531,936	681,879
Restricted cash	149,393	183,485
Insurance balances receivable	664,731	510,532
Funds held	632,430	336,368
Prepaid reinsurance	340,992	277,406
Reinsurance recoverable	1,234,504	1,141,110
Accrued investment income	32,236	29,135
Net deferred acquisition costs	126,661	108,010
Goodwill	268,376	268,376
Intangible assets	48,831	51,365
Balances receivable on sale of investments	76,544	418,879
Net deferred tax assets	37,469	25,580
Other assets	89,691	63,884

Total assets	$11,945,830	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$5,766,529	$5,645,549
Unearned premiums	1,396,256	1,218,021
Reinsurance balances payable	173,023	136,264
Balances due on purchases of investments	104,740	759,934
Senior notes	798,499	798,215
Dividends payable	16,732	—
Accounts payable and accrued liabilities	170,225	145,628

Total liabilities	$8,426,004	$8,703,611

SHAREHOLDERS’ EQUITY:
Common shares: 2013: par value CHF 12.30 per share and 2012: par value CHF 12.64 per share (2013: 34,492,484; 2012: 36,369,868 shares issued and 2013: 33,417,882; 2012: 34,797,781 shares outstanding)	418,988	454,980
Treasury shares, at cost (2013: 1,074,602; 2012: 1,572,087)	(79,992)	(113,818)
Retained earnings	3,180,830	2,985,173

Total shareholders’ equity	3,519,826	3,326,335

Total liabilities and shareholders’ equity	$11,945,830	$12,029,946

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

for the years ended December 31, 2013, 2012 and 2011

(Expressed in thousands of United States dollars, except share and per share amounts)

	2013	2012	2011
REVENUES:
Gross premiums written	$2,738,664	$2,329,271	$1,939,521
Premiums ceded	(618,183)	(491,448)	(405,755)

Net premiums written	2,120,481	1,837,823	1,533,766
Change in unearned premiums	(114,648)	(88,925)	(76,774)

Net premiums earned	2,005,833	1,748,898	1,456,992
Net investment income	157,564	167,141	195,948
Net realized investment gains	59,525	306,436	10,077
Other income	—	—	101,744

	2,222,922	2,222,475	1,764,761

EXPENSES:
Net losses and loss expenses	1,123,242	1,139,264	959,156
Acquisition costs	252,673	205,722	167,295
General and administrative expenses	352,285	307,321	271,656
Amortization of intangible assets	2,533	2,533	2,978
Interest expense	56,510	55,405	54,989
Foreign exchange loss	8,019	783	3,159

	1,795,262	1,711,028	1,459,233

Income before income taxes	427,660	511,447	305,528
Income tax expense	9,780	18,440	30,980

NET INCOME	417,880	493,007	274,548

Other comprehensive loss:
Unrealized (losses) gains on investments arising during the year net of applicable deferred income tax (benefit) expense 2013: $0; 2012: $(265); 2011: $3,035	—	(493)	5,243
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	(13,991)	(47,894)

Other comprehensive loss	—	(14,484)	(42,651)

COMPREHENSIVE INCOME	$417,880	$478,523	$231,897

PER SHARE DATA
Basic earnings per share	$12.23	$13.67	$7.21
Diluted earnings per share	$11.95	$13.30	$6.92
Weighted average common shares outstanding	34,154,905	36,057,145	38,093,351
Weighted average common shares and common share equivalents outstanding	34,955,278	37,069,885	39,667,905
Dividends paid per share	$1.375	$1.875	$0.750

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2013, 2012 and 2011

(Expressed in thousands of United States dollars)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2010	$600,055	$170,239	$(112,811)	$57,135	$2,361,202	$3,075,820
Net income	—	—	—	—	274,548	274,548
Dividends — par value reduction	(42,902)	—	—	—	—	(42,902)
Other comprehensive loss	—	—	—	(42,651)	—	(42,651)
Stock compensation(1)	—	(38,394)	62,921	—	—	24,527
Share repurchases	—	—	(86,700)	—	—	(86,700)
Repurchase of founder warrants	—	(53,620)	—	—	—	(53,620)

December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022

January 1, 2012	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	493,007	493,007
Dividends — par value reduction	(53,523)	—	—	—	—	(53,523)
Other comprehensive loss	—	—	—	(14,484)	—	(14,484)
Stock compensation(1)	—	(27,099)	43,354	—	—	16,255
Share repurchases	—	—	(263,942)	—	—	(263,942)
Shares cancelled	(48,650)	(51,126)	243,360	—	(143,584)	—

December 31, 2012	$454,980	$—	$(113,818)	$—	$2,985,173	$3,326,335

January 1, 2013	$454,980	$—	$(113,818)	$—	$2,985,173	$3,326,335
Net income	—	—	—	—	417,880	417,880
Dividends — par value reduction	(12,982)	—	—	—	—	(12,982)
Dividends	—	—	—	—	(50,791)	(50,791)
Stock compensation(1)	—	—	31,946	—	(17,876)	14,070
Share repurchases	—	—	(174,686)	—	—	(174,686)
Shares cancelled	(23,010)	—	176,566	—	(153,556)	—

December 31, 2013	$418,988	$—	$(79,992)	$—	$3,180,830	$3,519,826

(1)	Includes stock compensation expense for the period and shares issued out of treasury for awards exercised or vested. See note 2(o) to the notes to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2013, 2012 and 2011

(Expressed in thousands of United States dollars)

	2013	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$417,880	$493,007	$274,548
Adjustments to reconcile net income to cash provided by operating activities:
Net realized (gains) losses on sales of investments	(109,084)	55,865	(82,764)
Mark-to-market adjustments	48,147	(180,380)	22,654
Stock compensation expense	13,969	17,642	22,294
Undistributed income of equity method investments	(11,923)	—	—
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	27,586	282,215	270,624
Unearned premiums, net of prepaid reinsurance	114,649	88,924	76,775
Insurance balances receivable	(154,199)	(83,194)	(66,401)
Funds held	(296,062)	(111,548)	(55,830)
Reinsurance balances payable	36,759	11,725	24,807
Net deferred acquisition costs	(18,651)	(7,676)	(3,531)
Net deferred tax assets	(11,889)	200	129
Accounts payable and accrued liabilities	22,917	27,815	10,053
Other items, net	34,332	34,843	54,750

Net cash provided by operating activities	114,431	629,438	548,108

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	(727)
Purchases of trading securities	(7,527,670)	(8,006,237)	(7,854,053)
Purchases of other invested assets	(276,926)	(333,031)	(281,957)
Sales of available for sale securities	—	236,978	609,833
Sales of trading securities	7,540,194	7,892,907	6,942,291
Sales of other invested assets	187,477	53,741	71,543
Purchases of fixed assets	(5,310)	(3,214)	(9,819)
Change in restricted cash	34,092	(100,877)	13,765

Net cash used in investing activities	(48,143)	(259,733)	(509,124)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid — par value reduction	(12,981)	(67,825)	(28,600)
Dividends paid	(34,059)	—	—
Proceeds from the exercise of stock options	12,137	10,527	6,837
Share repurchases	(173,006)	(263,942)	(86,700)
Repurchase of founder warrants	—	—	(53,620)

Net cash used in financing activities	(207,909)	(321,240)	(162,083)

Effect of exchange rate changes on foreign currency cash	(8,322)	(582)	100
NET(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(149,943)	47,883	(122,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	681,879	633,996	756,995

CASH AND CASH EQUIVALENTS, END OF YEAR	$531,936	$681,879	$633,996

Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$22,604	$23,957	$14,132
— Cash paid for interest expense	$54,000	$54,000	$54,000

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

1.     GENERAL

Allied World Assurance Company Holdings, AG, a Swiss holding company (“Allied World Switzerland”), through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Bermuda, the United States, Canada, Europe, Hong Kong, Labuan and Singapore. References to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland.

In December 2010, Allied World Switzerland and Allied World World Assurance Company Holdings, Ltd (“Allied World Bermuda”) entered into a contribution-in-kind agreement to effect the redomestication to Switzerland from Bermuda. Under the terms of the contribution-in-kind agreement all issued and outstanding voting and non-voting shares of Allied World Bermuda were cancelled and issued to Allied World Switzerland as a contribution-in-kind in exchange for which the holders of such voting and non-voting shares immediately prior to the completion of the redomestication received the same number of voting and non-voting shares of Allied World Switzerland.

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

Intercompany accounts and transactions have been eliminated on consolidation and all entities meeting consolidation requirements have been included in the consolidated financial statements. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

The significant accounting policies are as follows:

a) Premiums and Acquisition Costs

Premiums are recorded as written on the inception date of the policy. For certain types of business written by the Company, notably reinsurance, premium income may not be known at the policy inception date. In the case of quota share reinsurance treaties assumed by the Company, the underwriter makes an estimate of premium income at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Premiums resulting from changes in the estimate of the premium income are recorded in the period the estimate is changed. Certain insurance and reinsurance contracts may require that the premium be adjusted at the expiry of the contract to reflect the change in exposure or loss experience of the insured or reinsured.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Premiums are recognized as earned over the period of policy coverage in proportion to the risks to which they relate. Reinsurance premiums under a losses-occurring reinsurance contract are earned over the coverage period. Reinsurance premiums under a risks-attaching reinsurance contract are earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a risks-attaching reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Premiums relating to the unexpired periods of coverage are recorded on the balance sheets as “unearned premiums”.

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

While management believes that the reserves for OSLR and IBNR are sufficient to cover losses assumed by the Company, there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company recognizes any changes in its loss reserve estimates and the related reinsurance recoverables in the consolidated statements of operations and comprehensive income (“consolidated income statements”) in the periods in which they are determined. These are recorded in “net losses and loss expenses”.

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

d) Investments

All of our fixed maturity investments and equity securities are classified as trading securities. Trading securities are carried at fair value with any change in unrealized gains or losses recognized in the consolidated income statements and included in “net realized investment gains”. As a result of our investment classification, we do not record any change in unrealized gains or losses in our investments as a separate component of accumulated other comprehensive income on the consolidated balance sheets.

Other invested assets consist primarily of investments in hedge funds and private equity funds, which have been accounted for as trading securities. In addition, included in the Company’s other invested assets are various investments which are accounted for using the equity method of accounting. Generally, the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. Equity method investments are recorded at cost and adjusted for the Company’s proportionate share of earnings or losses. Other investments are recorded based on valuation techniques depending on the nature of the individual assets. The Company’s share of distributed and undistributed net income from equity method investments is included in “net investment income”. No equity method investment was deemed significant to disclose summarized financial data.

At each measurement date, the Company estimates the fair value of the financial instruments using various valuation techniques. The Company utilizes, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of financial instruments. When quoted market prices or observable market inputs are not available, the Company may utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The Company bases its determination of whether a market is active or inactive on the spread between what a seller is asking for a security and what a buyer is bidding for that security. Spreads that are significantly above historical spreads are considered inactive markets. The Company also considers the volume of trading activity in the determination of whether a market is active or inactive. See note 5 for additional information regarding the fair value of financial instruments.

The Company utilizes independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of December 31, 2013. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker-dealer quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker-dealer quotes, the Company also obtains prices from its investment portfolio managers and other sources (e.g., another pricing vendor), and compares the prices obtained from the independent pricing sources to those obtained from the Company’s investment portfolio managers and other

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

sources. The Company investigates any material differences between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices obtained from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of December 31, 2013 and 2012.

Investment securities are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments using the effective yield method and is net of related expenses. Interest income for fixed maturity investments is accrued and recognized based on the contractual terms of the fixed maturity investments and is included in “net investment income” in the consolidated income statements. Realized gains and losses on the disposition of investments, which are based upon the first-in first-out method of identification, are included in “net realized investment gains” in the consolidated income statements. For mortgage-backed and asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis. Revised prepayment assumptions are applied to securities on a retrospective basis to the date of acquisition. The cumulative adjustments to amortized cost required due to these changes in effective yields and maturities are recognized in net investment income in the same period as the revision of the assumptions.

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

f) Translation of Foreign Currencies

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. Foreign currency revenues and expenses are translated at the average exchange rates prevailing during the period. Exchange gains and losses, including those arising from forward exchange contracts, are included in the consolidated income statements. The Company’s functional currency, and that of each its operating subsidiaries, is the U.S. dollar as it is the single largest currency in which the Company and its each of its subsidiaries transact business and hold invested assets.

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

It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated income statements. The Company has not recorded any interest or penalties during the years ended December 31, 2013, 2012 and 2011 and the Company has not accrued any payment of interest and penalties as of December 31, 2013 and 2012.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

i) Employee Stock Option Compensation Plan

The Company has an employee stock option plan, which is in run-off, in which the amount of Company shares received as compensation through the issuance of stock options is determined by reference to the value of the shares. Compensation expense for stock options granted to employees is recorded on a straight-line basis over the option vesting period and is based on the fair value of the stock options on the grant date. The fair value of each stock option on the grant date is determined by using the Black-Scholes option-pricing model.

j) Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain employees. The compensation expense for the RSUs is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable vesting period.

The Company has also granted cash-equivalent RSUs to certain employees that vest on a straight-line basis over the applicable vesting period. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares and as such the Company measures the value of the award each reporting period based on the period ending share price. The effects of changes in the share price at each period end during the service period are recognized as increases or decreases in compensation expense over the service period.

k) Performance-Based Equity Awards

The Company has granted long-term incentive plan (“LTIP”) awards to certain key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. The compensation expense for these awards is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period. The Company will also adjust the compensation expense, as a cumulative adjustment, to the extent the Company’s performance is above or below the targeted performance criteria.

In addition, the Company has granted performance-based RSUs that provide performance-based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. The compensation expense for these awards is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period. The Company will also adjust the compensation expense, as a cumulative adjustment, to the extent the Company’s performance is above or below the targeted performance criteria.

The Company has also granted cash-equivalent performance-based awards to certain employees that vest based upon the achievement of established performance criteria during the applicable performance period. These cash-equivalent performance-based awards vest after a three-year performance period. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares, and as such the Company measures the value of the award each reporting period based on the period ending share price. The effects of changes in the share price at each period end during the service period are recognized as changes in compensation expense over the service period. The Company will also adjust the compensation expense, as a cumulative adjustment, to the extent the Company’s performance is above or below the targeted performance criteria.

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

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit(s) based on the expected benefit to be received by the reporting units from the business combination. The Company determines the expected benefit based on several factors including the purpose of the business combination, the strategy of the Company subsequent to the business combination and structure of the acquired company subsequent to the business combination. A reporting unit is a component of the Company’s business that has discrete financial information that is reviewed by management. In determining the reporting unit, the Company analyzes the inputs, processes, outputs and overall operating performance of the reporting unit. The Company has determined that for purposes of the acquisition of Darwin Professional Underwriters, Inc. (“DPUI”) the U.S. insurance segment is the reporting unit that is expected to receive the benefit of the business combination and as such all of the goodwill has been allocated to this reporting unit.

For goodwill, the Company performs an annual impairment test, or more frequently if circumstances are warranted. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of the qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test. For the year ended December 31, 2013, the Company elected to bypass the qualitative assessment and performed the first step of the goodwill impairment test.

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

We recorded no impairments during the years ended December 31, 2013, 2012 and 2011.

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

The Company uses currency forward contracts and foreign currency swaps to manage currency exposure. The Company also utilizes various derivative instruments such as interest rate futures, interest rate swaps and index options, for the purpose of managing market exposures, interest rate volatility, portfolio duration, hedging certain investments, or enhancing investment performance. These derivatives are not designated as hedges and accordingly are carried at fair value on the consolidated balance sheets with realized and unrealized gains and losses included in the consolidated income statements. Refer to Note 4 for the Company’s related disclosure.

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

o) Treasury Shares

Common shares repurchased by the Company and not subsequently cancelled are classified as “treasury shares” on the consolidated balance sheets and are recorded at cost. When shares are reissued from treasury the historical cost, based on the first-in, first-out method, is used to determine the cost of the reissued shares. The difference between the cost of the treasury shares and the par value of the common stock shall be first reflected as additional paid-in capital, but to the extent additional paid-in capital is exhausted the remainder shall reduce retained earnings. The issuance of shares out of treasury have been related to vesting equity-based compensation of the Company’s employees and directors.

p) New Accounting Pronouncements

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 modifies both annual and interim impairment testing and allows the inclusion of qualitative factors in the assessment of whether a quantitative impairment test is necessary. When an entity’s qualitative assessment reveals that indefinite-lived intangible asset impairment is more likely than not, the entity must perform the quantitative impairment test. The amendments did not change the existing accounting guidance on how this impairment test is performed. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 on January 1, 2013.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). Prior to the issuance of ASU 2013-10, only interest rates on U.S. Treasury securities and the London Interbank Offered Rate (“LIBOR”) swap rate were considered benchmark interest rates in the application of hedge accounting under U.S. GAAP. ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury securities and LIBOR. ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. ASU 2013-10 did not have any impact on the financial statements upon adoption, as the Company does not apply hedge accounting.

3.     INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category are as follows:

	December 31, 2013		December 31, 2012
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,676,788	$1,684,832	$1,865,913	$1,854,198
Non-U.S. Government and Government agencies	191,776	197,082	261,627	253,657
States, municipalities and political subdivisions	231,555	234,406	40,444	39,342
Corporate debt:
Financial institutions	958,794	943,518	866,140	835,587
Industrials	1,174,047	1,165,448	1,153,909	1,139,706
Utilities	69,426	69,658	69,153	67,463
Mortgage-backed	1,292,502	1,267,863	1,958,373	1,877,854
Asset-backed	505,910	502,543	410,895	405,622

Total fixed maturity investments, trading	$6,100,798	$6,065,350	$6,626,454	$6,473,429

	December 31, 2013		December 31, 2012
	Fair Value	Cost	Fair Value	Cost
Equity securities	$699,846	$647,301	$523,949	$480,312
Other invested assets	764,081	658,683	655,888	606,521

	$1,463,927	$1,305,984	$1,179,837	$1,086,833

Other invested assets, included in the table above, include investments in private equity funds, hedge funds and a high yield loan fund that are accounted for at fair value, but excludes other private securities described below in Note 3(b) that are accounted for using the equity method of accounting.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2013 and 2012 were as follows:

Fund Type	Carrying Value as of December 31, 2013	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$144,422	$144,422	2 - 9 Years	$—			$263,519
Mezzanine debt	64,627	64,627	8 - 9 Years	—			198,756
Distressed	7,776	7,776	4 Years	—			5,249

Total private equity	216,825	216,825		—			467,524

Distressed	151,227	151,227	1 - 2 Years	—			—
Equity long/short	99,365	—		99,365	Quarterly	30 - 60 Days	—
Multi-strategy	136,958	—		136,958	Quarterly	45 - 90 Days	—
Event driven	14,018	—		14,018	Annual	60 Days	—
Relative value credit	113,730	—		113,730	Quarterly	60 Days	—

Total hedge funds	515,298	151,227		364,071			—

High yield loan fund	31,958	—		31,958	Monthly	30 days	—

Total other invested assets at fair value	764,081	368,052		396,029			467,524

Other private securities	147,311	—		147,311			—

Total other invested assets	$911,392	$368,052		$543,340			$467,524

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Fund Type	Carrying Value as of December 31, 2012	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$111,879	$111,879	3 - 10 Years	$—			$174,772
Mezzanine debt	29,834	29,834	8 - 9 Years	—			85,850
Distressed	9,296	9,296	4 - 6 Years	—			5,794

Total private equity	151,009	151,009		—			266,416

Distressed	138,213	102,088	1 - 2 Years	36,125	Quarterly	45 - 65 Days	—
Equity long/short	169,845	—		169,845	Quarterly	30 - 60 Days	—
Multi-strategy	131,713	—		131,713	Quarterly	45 - 90 Days	—
Global macro	19,117	—		19,117	Monthly	3 Days	—
Event driven	45,991	—		45,991	Quarterly	60 Days	—

Total hedge funds	504,879	102,088		402,791			—

Total other invested assets at fair value	655,888	253,097		402,791			266,416

Other private securities	127,646	—		127,646			—

Total other invested assets	$783,534	$253,097		$530,437			$266,416

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

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

The following is a summary of each investment type:

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

c) Net Investment Income

	Year Ended December 31,
	2013	2012	2011
Fixed maturity investments	$130,380	$157,437	$194,093
Equity securities	19,076	17,080	12,772
Other invested assets	22,937	6,772	2,316
Cash and cash equivalents	2,010	2,319	963
Expenses	(16,839)	(16,467)	(14,196)

Net investment income	$157,564	$167,141	$195,948

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Net investment income from other invested assets included the distributed and undistributed net income from investments accounted for using the equity method of accounting for the year ended December 31, 2013.

d) Components of Realized Gains and Losses

	Year Ended December 31,
	2013	2012	2011
Gross realized gains on sale of invested assets	$213,618	$183,592	$154,941
Gross realized losses on sale of invested assets	(106,321)	(51,702)	(62,169)
Net realized and unrealized gains (losses) on derivatives	9,485	(3,608)	(70,090)
Mark-to-market gains (losses):
Debt securities, trading	(117,577)	106,328	(8,078)
Equity securities, trading	4,288	33,018	775
Other invested assets, trading	56,032	38,808	(5,302)

Net realized investment gains	$59,525	$306,436	$10,077

Proceeds from sale of available for sale securities	$—	$236,336	$646,479

e) Pledged Assets

As of December 31, 2013 and 2012, $2,894,401 and $2,142,249, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2013 and 2012, a further $1,053,632 and $1,225,155, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 10(d) for details on the Company’s credit facilities.

4.  DERIVATIVE INSTRUMENTS

As of December 31, 2013 and 2012, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

	December 31, 2013				December 31, 2012
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Put options	$—	$—	$—	$—	$5,152	$532	$—	$—
Foreign exchange contracts	294,788	6,254	122,439	1,176	127,712	1,713	194,566	2,656
Interest rate swaps	491,400	6,829	40,000	4,214	—	—	—	—

Total derivatives	$786,188	$13,083	$162,439	$5,390	$132,864	$2,245	$194,566	$2,656

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Year Ended December 31,
	2013	2012	2011
Foreign exchange contracts	$1,274	$(749)	$(6,005)

Total included in foreign exchange loss	1,274	(749)	(6,005)

Put options	(3,822)	(2,222)	(4,125)
Foreign exchange contracts	3,054	(1,024)	(6,242)
Interest rate swaps	5,591	—	—
Interest rate futures	4,662	(362)	(59,723)

Total included in net realized investment gains	9,485	(3,608)	(70,090)

Total realized and unrealized gains (losses) on derivatives	$10,759	$(4,357)	$(76,095)

Derivative Instruments Not Designated as Hedging Instruments

The Company is exposed to foreign currency risk in its investment portfolio. Accordingly, the fair values of the Company’s investment portfolio are partially influenced by the change in foreign exchange rates. These foreign currency hedging activities have not been designated as specific hedges for financial reporting purposes.

The Company’s insurance and reinsurance subsidiaries and branches operate in various foreign countries and consequently the Company’s underwriting portfolio is exposed to foreign currency risk. The Company manages foreign currency risk by seeking to match liabilities under the insurance policies and reinsurance contracts that it writes and that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, the Company may also use derivatives to economically hedge unmatched foreign currency exposures, specifically forward contracts and currency options.

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

December 31, 2013	Carrying amount	Total fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,676,788	$1,676,788	$1,370,088	$306,700	$—
Non-U.S. Government and Government agencies	191,776	191,776	—	191,776	—
States, municipalities and political subdivisions	231,555	231,555	—	231,555	—
Corporate debt	2,202,267	2,202,267	—	2,202,267	—
Mortgage-backed	1,292,502	1,292,502	—	1,145,164	147,338
Asset-backed	505,910	505,910	—	412,497	93,413

Total fixed maturity investments	6,100,798	6,100,798	1,370,088	4,489,959	240,751

Equity securities	699,846	699,846	625,942	—	73,904
Other invested assets	764,081	764,081	—	—	764,081

Total investments	$7,564,725	$7,564,725	$1,996,030	$4,489,959	$1,078,736

Derivative assets:
Foreign exchange contracts	$6,254	$6,254	$—	$6,254	$—
Interest rate swaps	6,829	6,829	—	6,829	—

Derivative liabilities:
Foreign exchange contracts	$1,176	$1,176	$—	$1,176	$—
Interest rate swaps	4,214	4,214	—	4,214	—

Senior notes	$798,499	$897,601	$—	$897,601	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

December 31, 2012	Carrying amount	Total fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,865,913	$1,865,913	$1,529,158	$336,755	$—
Non-U.S. Government and Government agencies	261,627	261,627	—	261,627	—
States, municipalities and political subdivisions	40,444	40,444	—	40,444	—
Corporate debt	2,089,202	2,089,202	—	2,089,202	—
Mortgage-backed	1,958,373	1,958,373	—	1,790,548	167,825
Asset-backed	410,895	410,895	—	348,649	62,246

Total fixed maturity investments	6,626,454	6,626,454	1,529,158	4,867,225	230,071

Equity securities	523,949	523,949	469,269	—	54,680
Other invested assets	655,888	655,888	—	—	655,888

Total investments	$7,806,291	$7,806,291	$1,998,427	$4,867,225	$940,639

Derivative assets:
Foreign exchange contracts	$1,713	$1,713	$—	$1,713	$—

Derivative liabilities:
Foreign exchange contracts	$2,656	$2,656	$—	$2,656	$—

Senior notes	$798,215	$918,627	$—	$918,627	$—

“Other invested assets” in the table above excludes other private securities that the Company did not measure at fair value, but are accounted for using the equity method of accounting. Derivative assets and derivative liabilities relating to foreign exchange contracts and interest rate swaps are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of the balance sheet date.

Recurring Fair Value of Financial Instruments

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

Corporate debt: Comprised of bonds issued by or loan obligations of corporations that are diversified across a wide range of issuers and industries. The fair values of corporate debt that are short-term are priced using spread above the LIBOR yield curve, and the fair value of corporate debt that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate debt are observable market inputs, the fair values of corporate debt are included in the Level 2 fair value hierarchy.

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

Non-recurring Fair Value of Financial Instruments

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

Rollforward of Level 3 Financial Instruments

The following is a rollforward of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage- backed	Asset-backed	Equities
Year Ended December 31, 2013
Opening balance	$655,888	$167,825	$62,246	$54,680
Realized and unrealized gains (losses) included in net income	83,621	(7,658)	(1,176)	9,224
Purchases	287,977	83,455	50,669	10,000
Sales	(263,405)	(92,985)	(28,393)	—
Transfers into Level 3 from Level 2	—	5,393	10,067	—
Transfers out of Level 3 into Level 2(1)	—	(8,692)	—	—

Ending balance	$764,081	$147,338	$93,413	$73,904

Realized and unrealized gains (losses) included in net income for investments still held as of December 31, 2013	$62,104	$(4,914)	$(360)	$9,225

Year Ended December 31, 2012
Opening balance	$540,409	$249,204	$94,745	$—
Realized and unrealized gains included in net income	37,109	11,027	1,897	4,680
Purchases	207,509	106,322	26,885	50,000
Sales	(129,139)	(174,664)	(75,774)	—
Transfers into Level 3 from Level 2	—	11,716	22,950	—
Transfers out of Level 3 into Level 2(1)	—	(35,780)	(8,457)	—

Ending balance	$655,888	$167,825	$62,246	$54,680

Realized and unrealized gains included in net income for investments still held as of December 31, 2012	$42,788	$1,010	$2,400	$4,680

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

6.     RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	December 31,
	2013	2012
Outstanding loss reserves	$1,520,867	$1,539,114
Reserves for losses incurred but not reported	4,245,662	4,106,435

Reserve for losses and loss expenses	$5,766,529	$5,645,549

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2013	2012	2011
Gross liability at beginning of year	$5,645,549	$5,225,143	$4,879,188
Reinsurance recoverable at beginning of year	(1,141,110)	(1,002,919)	(927,588)

Net liability at beginning of year	4,504,439	4,222,224	3,951,600

Net losses incurred related to:
Commutation of variable-rated reinsurance contracts	—	—	11,529
Current year	1,303,573	1,309,613	1,201,155
Prior years	(180,331)	(170,349)	(253,528)

Total incurred	1,123,242	1,139,264	959,156

Net paid losses related to:
Current year	115,669	117,123	142,162
Prior years	973,987	743,844	542,649

Total paid	1,089,656	860,967	684,811

Foreign exchange revaluation	(6,000)	3,918	(3,721)

Net liability at end of year	4,532,025	4,504,439	4,222,224
Reinsurance recoverable at end of year	1,234,504	1,141,110	1,002,919

Gross liability at end of year	$5,766,529	$5,645,549	$5,225,143

The commutation of variable-rated reinsurance contracts represents the reduction of ceded IBNR on commutation.

For the year ended December 31, 2013, the Company had net favorable reserve development in its international insurance and reinsurance segments due to actual loss emergence being lower than initially expected for most loss years. The reinsurance segment recognized net favorable reserve development for the 2012 loss year due to the low level of reported property losses. This was partially offset by adverse development in the U.S. insurance segment, particularly in the 2011 and 2012 loss years, for certain healthcare, errors and omissions and not-for-profit director’s and officers’ classes of business due to adverse development on reported claims and higher than expected frequency and severity of reported claims during the year.

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

7.     CEDED REINSURANCE

The Company purchases reinsurance from third-party reinsurance companies to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from these reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under the related reinsurance contracts. The Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2013, its reinsurers are able to meet, and will meet, all of their obligations under the agreements. No material provision has been made for unrecoverable reinsurance as of December 31, 2013 and 2012. The amount of reinsurance recoverable is as follows:

	2013	2012
OSLR Recoverable	$225,796	$234,236
IBNR Recoverable	1,008,708	906,874

Reinsurance recoverable	$1,234,504	$1,141,110

Reinsurance recoverable on paid losses	$76,099	$56,894

For treaty reinsurance, the right of offset between losses and premiums generally exists within the treaties. As a result, the net balance of reinsurance recoverable from or payable to the reinsurer has been included in “insurance balances receivable” or “reinsurance balances payable,” respectively, on the consolidated balance sheets.

Direct, assumed and ceded premiums written and earned and losses and loss expenses incurred are as follows:

	Premiums Written	Premiums Earned	Losses and Loss Expenses
Year Ended December 31, 2013
Direct	$1,804,910	$1,664,343	$936,084
Assumed	933,754	896,088	430,627
Ceded	(618,183)	(554,598)	(243,469)

	$2,120,481	$2,005,833	$1,123,242

Year Ended December 31, 2012
Direct	$1,569,021	$1,446,086	$877,961
Assumed	760,250	743,575	513,871
Ceded	(491,448)	(440,763)	(252,568)

	$1,837,823	$1,748,898	$1,139,264

Year Ended December 31, 2011
Direct	$1,369,017	$1,266,068	$807,721
Assumed	570,504	557,244	365,990
Ceded(1)	(405,755)	(366,320)	(214,555)

	$1,533,766	$1,456,992	$959,156

(1)	Includes the impact of the commutation of prior year variable-rated excess-of-loss reinsurance contracts, which decreased ceded premiums written and earned by $12,393 and increased prior year ceded losses and loss expenses by $11,529.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Of the premiums ceded during the years ended December 31, 2013, 2012 and 2011, approximately 45%, 48% and 54% were ceded to four reinsurers, respectively.

The Company actively manages its reinsurance exposures by generally selecting reinsurers having a credit rating of A- or higher and monitoring the overall credit quality of its reinsurers to ensure the recoverables will be collected.

	December 31, 2013			December 31, 2012
	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total
Munich Re	A+	$214,070	17.3%	A+	$165,036	14.5%
Axis Capital	A+	143,063	11.6%	A	137,459	12.0%
Arch Re	A+	143,037	11.6%	A+	148,553	13.0%
Platinum Underwriters	A	98,811	8.0%	A	104,536	9.2%
Markel (including Alterra)	A	86,462	7.0%	A	76,649	6.7%

Top five reinsurers		685,443	55.5%		632,233	55.4%
Other reinsurers’ balances		549,061	44.5%		508,877	44.6%

Total reinsurance recoverable		$1,234,504	100.0%		$1,141,110	100.0%

Approximately 99% of ceded reserves were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher as of December 31, 2013 and 2012.

8.     FUNDS HELD

In 2012, the Company entered into an agreement to purchase a minority interest in Aeolus Capital Management Ltd. (“ACM”), which is an affiliate of Aeolus Re, Ltd. (“Aeolus Re”), which is a Bermuda-based property catastrophe reinsurer, that it accounts for under the equity method. ACM manages capital on behalf of investors seeking to invest in the property catastrophe reinsurance market.

The Company has also entered into a collateralized property catastrophe quota share reinsurance contract with Aeolus Re, whereby the Company assumes property catastrophe business underwritten by Aeolus Re. As part of the agreement to purchase the minority interest in ACM, the Company provided a multi-year capital commitment to support the business being underwritten by Aeolus Re. To the extent that capital is not utilized to support the business being underwritten by Aeolus Re, as all obligations have been settled, the capital is returned to the Company. To the extent the losses are in excess of the premiums written the capital is utilized to pay the claims. The capital commitment is recorded in “funds held” on the consolidated balance sheets. The funds held balance as of December 31, 2013 and 2012 was $621,567 and $322,153, respectively. The increase in the funds held balance is due to capital committed for the upcoming 2014 underwriting year. For the years ended December 31, 2013, 2012 and 2011 the premiums written assumed by the Company through the collateralized property catastrophe quota share reinsurance contract with Aeolus Re were $83,300, $34,597 and $38,069, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

9.     GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets at December 31, 2013 and 2012:

	Goodwill	Indefinite-Lived Intangible Assets	Finite-Lived Intangible Assets
	Net Carrying Value	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2011	$268,376	$23,920	$41,334	$(11,356)	$29,978
Amortization of intangible assets	—	—	—	(2,533)	(2,533)

Balance at December 31, 2012	268,376	23,920	41,334	(13,889)	27,445
Amortization of intangible assets	—	—	—	(2,533)	(2,533)

Balance at December 31, 2013	$268,376	$23,920	$41,334	$(16,422)	$24,912

Goodwill of $264,459 is allocated to the U.S. insurance segment while the remainder of the goodwill of $3,917 is allocated to the reinsurance segment. The impairment reviews for goodwill and indefinite-lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2013, 2012 and 2011. The net carrying value of the goodwill is net of accumulated impairment charges of $156 that occurred prior to December 31, 2011.

The net carrying value of the finite-lived intangible assets is net of accumulated impairment charges of $6,866 that occurred prior to December 31, 2011. The remaining finite-lived intangible assets as of December 31, 2013 will be amortized over an expected remaining useful life of 9.8 years. The estimated amortization expense for each of the five succeeding fiscal years and thereafter related to the Company’s finite-lived intangible assets is as follows:

Amount
2014	$2,533
2015	2,533
2016	2,533
2017	2,533
2018	2,533
2019 and thereafter	12,247

Total	$24,912

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

10.     DEBT AND FINANCING ARRANGEMENTS

a) Financing Structure

The following table shows the Company’s financing structure:

	Outstanding(1)	Balance(2)
December 31, 2013
2006 Senior notes due 2016	$500,000	$499,512
2010 Senior notes due 2020	300,000	298,987
$1,000,000 Secured letter of credit facility — uncommitted	707,915	—
$450,000 Secured letter of credit facility — committed	86,102	—

	$1,594,017	$798,499

December 31, 2012
2006 Senior notes due 2016	$500,000	$499,347
2010 Senior notes due 2020	300,000	298,868
$1,000,000 Secured letter of credit facility — uncommitted	907,592	—
$450,000 Secured letter of credit facility — committed	108,853	—

	$1,816,445	$798,215

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Represents the principal amount borrowed, net of unamortized discount.

b) 2006 Senior Notes Due 2016

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

Allied World Bermuda has a collateralized amended letter of credit facility with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. The maximum aggregate amount available under this credit facility as of December 31, 2013 and 2012 is $1,000,000 on an uncommitted basis.

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

On June 7, 2012, upon entering into the Amended Secured Credit Facility, Allied World Bermuda terminated the Unsecured Facility.

e) Debt Maturities

The following table reflects the Company’s debt maturities:

Amount
2014	$—
2015	—
2016	500,000
2017	—
2018	—
2019 and thereafter	300,000

Total	$800,000

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in the United Kingdom, Ireland, Switzerland, Hong Kong and Singapore. The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the U.S., 2010 to 2013; the United Kingdom, 2012 and 2013; Ireland, 2009 to 2013; Switzerland, 2011 to 2013; Hong Kong, 2009 to 2013; and Singapore, 2010 to 2013. To the best of the Company’s knowledge, there are no examinations pending by any tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2013.

The components of income tax expense are as follows:

	Year Ended December 31,
	2013	2012	2011
Current income tax expense	$21,669	$18,239	$30,851
Deferred income tax (benefit) expense	(11,889)	201	129

Income tax expense	$9,780	$18,440	$30,980

Our income is primarily sourced from our Bermuda, U.S. and European operations. The income before income taxes for these operations are as follows:

	Year Ended December 31,
	2013	2012	2011
Non-U.S.	$401,778	$474,412	$242,353
United States	25,882	37,035	63,175

Income before income taxes	$427,660	$511,447	$305,528

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Reserve for losses and loss expenses	$22,567	$22,843
Equity compensation	15,828	13,012
Unearned premium	14,299	12,688
Deferred acquisition costs	10,604	10,843
Other-than-temporary impairments	407	408
Mark-to-market on securities acquired	—	114

Total deferred tax assets	63,705	59,908

Deferred tax liabilities:
Intangible assets	(14,743)	(15,629)
Realized gains	(6,980)	(11,372)
Depreciation	(2,942)	(3,509)
Unrealized appreciation and timing differences on investments	(56)	(293)
Market discount on bonds	(271)	(727)
Other	(1,244)	(2,798)

Total deferred tax liabilities	(26,236)	(34,328)

Net deferred tax assets	$37,469	$25,580

Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized.

Current tax receivable and payable has been included in “other assets” and “accounts payable and accrued liabilities” on the consolidated balance sheets, respectively. Current taxes receivable or payable was as follows:

	December 31,
	2013	2012
Current tax receivable	$11,684	$14,642

Current tax payable	$1,452	$8,731

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the Company’s effective tax rate on pre-tax accounting income and the expected tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Expected tax rate	7.8%	7.8%	7.8%
Income not subject to income tax	(8.2)%	(7.3)%	(3.4)%
Foreign taxes at local expected tax rates	1.4%	2.1%	6.0%
Disallowed expenses and capital allowances	1.0%	0.7%	0.1%
Prior year refunds and adjustments	0.8%	0.4%	(0.6)%
Other	(0.5)%	(0.1)%	0.2%

Effective tax rate	2.3%	3.6%	10.1%

12.     SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	December 31,
	2013	2012
Common shares issued and fully paid, 2013: CHF 12.30 per share; 2012: CHF 12.64 per share	34,492,484	36,369,868

Share capital at end of year	$418,988	$454,980

	2013	2012
Shares issued at beginning of year	36,369,868	40,003,642
Shares cancelled	(1,877,384)	(3,633,774)

Total shares issued at end of year	34,492,484	36,369,868

Treasury shares issued at beginning of year	1,572,087	2,261,511
Shares repurchased	1,848,144	3,655,959
Shares issued out of treasury	(468,245)	(711,609)
Shares cancelled	(1,877,384)	(3,633,774)

Total treasury shares at end of year	1,074,602	1,572,087

Total shares outstanding at end of year	33,417,882	34,797,781

During the year ended December 31, 2013, 1,848,144 voting shares repurchased and designated for cancellation were constructively retired and cancelled.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Allied World Switzerland’s articles of association authorizes its Board of Directors to increase the share capital by a maximum of up to CHF 92,259 or 7,500,728 voting shares until May 1, 2014.

As required under Swiss law, the Company cannot hold more than 10% of its registered capital in treasury shares, unless it receives shareholder approval to do so.

b) Dividends

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

The Company’s primary restrictions on net assets of subsidiaries consist of regulatory requirements placed upon the regulated insurance and reinsurance subsidiaries to hold minimum amounts of total statutory capital and surplus and there were no other material restrictions on net assets in place as of December 31, 2013.

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

On May 2, 2013, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly dividends of $0.50 per share. The first dividend was paid on July 3, 2013, the second dividend was paid on October 3, 2013 and the third dividend was paid on January 2, 2014. The Company expects to pay the remaining dividend in April 2014.

The Company paid the following dividends during the years ended December 31, 2013, 2012 and 2011:

Dividend Paid	Partial Par Value Reduction Per Share	Dividend Per Share	Total Amount Paid
October 3, 2013	N/A	$0.500	$16,952
July 3, 2013	N/A	$0.500	$17,117
March 12, 2013	CHF 0.34	$0.375	$12,981
December 18, 2012	CHF 0.34	$0.375	$13,010
September 25, 2012	CHF 0.35	$0.375	$13,324
August 6, 2012	CHF 0.36	$0.375	$13,394
April 6, 2012	CHF 0.34	$0.375	$13,795
January 6, 2012	CHF 0.35	$0.375	$14,302
October 7, 2011	CHF 0.32	$0.375	$14,305
August 5, 2011	CHF 0.30	$0.375	$14,295

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

c) Share Repurchases

In May 2012, the Company established a share repurchase program in order to repurchase up to $500,000 of its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation at acquisition and shall be cancelled upon shareholder approval.

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Year Ended December 31,
	2013	2012	2011
Common shares repurchased	1,848,144	3,655,959	1,419,163
Total cost of shares repurchased	$174,686	$263,942	$86,700
Average price per share	$94.52	$72.20	$61.09

13.     EMPLOYEE BENEFIT PLANS

The Company implemented the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan (the “2012 Omnibus Plan”). Under the 2012 Omnibus Plan, up to 1,500,000 common shares may be issued, subject to adjustment. The 2012 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options under the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted shares, RSUs, deferred share units, cash incentive awards, performance-based compensation awards and other equity-based and equity-related awards. These awards generally vest pro rata over four years from the date of grant, except for the performance-based awards that will generally vest over a three-year period based on the achievement of certain performance conditions. The exercise price of options issued are recommended by the Compensation Committee to the Board of Directors for approval but shall not be less than the fair market value of the common shares of Allied World Switzerland on the date the option award is granted.

The Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan (the “Plan”), the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) and the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan (the “LTIP”) were automatically terminated, replaced and superseded by the 2012 Omnibus Plan on May 3, 2012, except that any outstanding awards granted under such plans remain in effect pursuant to their terms.

a) Employee option plan

Options under the Plan are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued were recommended by the Compensation Committee to the Board of Directors for approval but were not less than the fair market value of the common shares of Allied World Switzerland on the date the option award is granted. The Company has not granted stock options since 2011 under the Plan.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The Company values share options issued with a Black-Scholes valuation model and used the following assumptions:

Year Ended December 31,
2011
Expected term of option	5.5 years
Weighted average risk-free interest rate	2.33%
Weighted average expected volatility	31.51%
Dividend yield	1.00%

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

The following table summarizes the activity related to options granted and exercised:

	Year Ended December 31,
	2013	2012	2011
Options granted	—	—	494,885
Weighted average grant date fair value	$—	$—	$18.27
Options exercised	224,729	267,270	179,807
Total intrinsic value of options exercised	$12,212	$9,650	$4,070
Proceeds from option exercises	$12,137	$10,527	$6,837

The activity related to the Company’s share options is as follows:

	Year Ended December 31, 2013
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,224,607	$47.02
Granted	—	$—
Exercised	(224,729)	$(40.70)
Forfeited	(23,774)	$(57.29)
Expired	—	$—

Outstanding at end of year	976,104	$48.22	5.4 years	$63,047

Exercisable at end of year	723,416	$44.79	4.9 years	$49,207

As of December 31, 2013, there was remaining $2,343 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 0.9 years.

b) Restricted stock units and performance-based equity awards

The RSUs vest pro-rata over four years from the date of grant or in the fourth or fifth year from the date of grant. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

common shares at the date of grant. The Company estimates the expected forfeitures of RSUs at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

Beginning in 2010, the Company granted performance-based RSUs in lieu of utilizing the LTIP. The performance-based RSUs are structured in exactly the same form as shares issued under the LTIP in terms of vesting restrictions and achievement of established performance criteria and are accounted for consistent with the accounting policy described in Note 2(k). For the performance-based RSUs granted in 2013, 2012 and 2011, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2013, 2012 and 2011 are expensed at 100%, 100% and 130%, respectively, of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

The activity related to the Company’s RSUs awards is as follows:

	Year Ended December 31, 2013
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	135,123	$46.79
RSUs granted	5,298	87.73
RSUs forfeited	(7,220)	(38.88)
RSUs fully vested	(85,302)	(41.63)

Outstanding at end of year	47,899	$65.07	$5,403

As of December 31, 2013, there was remaining $1,650 of total unrecognized compensation expense related to 47,899 unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 1.2 years.

The activity related to the Company’s performance-based equity awards is as follows:

	Year Ended December 31, 2013
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	442,639	$54.32
Performance-based equity awards granted	65,523	87.73
Additional awards granted due to achievement of performance criteria	7,083	46.05
Performance-based equity awards forfeited	(3,889)	(62.91)
Performance-based equity awards fully vested	(243,183)	(46.05)

Outstanding at end of year	268,173	$69.64	$30,253

As of December 31, 2013, there was remaining $5,756 of total unrecognized compensation expense related to 268,173 unvested performance-based equity awarded. This expense is expected to be recognized over a weighted-average period of 1.7 years.

The RSUs and performance-based equity awards vested in 2013, 2012 and 2011 had aggregate intrinsic values of $28,836, $13,947 and $19,732 at the time of vesting, respectively.

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

The activity related to the Company’s LTIP awards is as follows:

	Year Ended December 31, 2013
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding LTIP awards at beginning of year	28,889	$43.27
Additional LTIP awards granted due to achievement of performance criteria	14,445	43.27
LTIP fully vested	(43,334)	(43.27)

Outstanding LTIP at end of year	—	$—	$—

d) Cash-equivalent stock awards

As part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and performance-based awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, the Company establishes a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. At December 31, 2013 the liability was $54,358, and payments for awards vesting in the period are typically settled within the first three months of the year. The liability is included in “accounts payable and accrued expenses” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

The activity related to the Company’s cash-equivalent RSUs and performance-based equity awards is as follows:

	RSU’s		Performance-based Awards
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Year Ended December 31, 2013
Outstanding at beginning of year	610,537	$59.86	407,504	57.26
Granted	337,002	87.77	98,279	87.73
Additional awards granted due to achievement of performance criteria	—	—	4,722	46.05
Forfeited	(51,223)	(69.40)	(4,396)	(63.37)
Fully vested	(213,288)	(56.08)	(162,122)	(46.05)

Outstanding at end of year	683,028	$74.10	343,987	$71.02

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

e) Total Stock Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards.

	Year Ended December 31,
	2013	2012	2011
Stock Options	$3,269	$4,256	$4,098
RSUs and performance-based equity awards	10,700	13,010	13,140
LTIP(1)	—	376	5,056
Cash-equivalent stock awards	50,878	32,760	20,295

Total	$64,847	$50,402	$42,589

(1)	Includes nil, $2,194 and $3,219 related to the DPUI LTIP for the years ended December 31, 2013, 2012 and 2011, respectively.

f) Pension Plans

The Company provides defined contribution retirement plans for its employees and officers. Contributions are made by the Company, and in some locations, these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice and vesting provisions meeting legal compliance standards. The amount that an individual employee or officer can contribute may also be subject to regulatory requirements relating to the country of which the individual is a citizen. The Company incurred expenses for these defined contribution arrangements of $9,287, $6,602 and $7,165 for the years ended December 31, 2013, 2012 and 2011, respectively.

g) Employee Share Purchase Plan

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

14.     EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
Basic earnings per share:
Net income	$417,880	$493,007	$274,548
Weighted average common shares outstanding	34,154,905	36,057,145	38,093,351

Basic earnings per share	$12.23	$13.67	$7.21

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Year Ended December 31,
	2013	2012	2011
Diluted earnings per share:
Net income	$417,880	$493,007	$274,548
Weighted average common shares outstanding	34,154,905	36,057,145	38,093,351
Share equivalents:
Warrants and options	512,313	435,334	387,549
RSU and LTIP awards	288,060	575,755	1,185,764
Employee share purchase plan	—	1,651	1,241

Weighted average common shares and common share equivalents outstanding — diluted	34,955,278	37,069,885	39,667,905

Diluted earnings per share	$11.95	$13.30	$6.92

For the years ended December 31, 2013, 2012 and 2011, a weighted average of nil, 226,104 and 698,672 employee stock options and RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

15.    COMMITMENTS AND CONTINGENCIES

a) Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract.

The Company’s investment portfolio is managed pursuant to guidelines that follow prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its investment portfolio. As of December 31, 2013 and 2012, substantially all of the Company’s cash and investments were held with one custodian.

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

b)    Operating Leases

The Company leases office space under operating leases expiring in various years through 2029. The following are future minimum rental payments as of December 31, 2013:

Amount
2014	$11,748
2015	14,214
2016	14,388
2017	13,698
2018	12,793
2019 and thereafter	91,852

$158,693

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Total rent expense for the years ended December 31, 2013, 2012 and 2011 was $11,392, $11,929 and $12,807, respectively.

c) Producers

The three largest individual producers as a percentage of gross premiums written are as follows:

	Year Ended December 31,
	2013	2012	2011
Marsh & McLennan Companies, Inc.	26%	25%	23%
Aon Corporation (including Benfield Group Ltd.)	18%	19%	21%
Willis Group Holdings	12%	11%	11%

d) Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of December 31, 2013, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

16.     STATUTORY CAPITAL AND SURPLUS

Allied World Switzerland’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Allied World Switzerland and its subsidiaries operate. The total amount of restricted net assets for the Company’s consolidated subsidiaries as of December 31, 2013 was $2,715,774.

The minimum required statutory capital and surplus is the amount of statutory capital and surplus necessary to satisfy regulatory requirements based on the Company’s current operations. The statutory capital and surplus and minimum required statutory capital and surplus for the Company’s most significant regulatory jurisdictions at December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus
Bermuda	$3,208,776	$806,012	$3,272,786	$718,344
United States	1,187,023	205,699	1,110,468	173,078
Ireland	407,600	27,098	412,480	19,513
Switzerland	167,840	22,905	174,259	19,945
United Kingdom	229,745	229,689	224,854	224,531

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

The statutory net income (loss) for the Company’s most significant regulatory jurisdictions for December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Bermuda	$467,283	$528,712	$197,624
United States	36,744	25,390	44,974
Ireland	(4,880)	9,325	14,590
Switzerland	(6,418)	10,657	(637)
United Kingdom	9,362	1,800	(10,320)

At December 31, 2013, the maximum amount of ordinary dividends or distributions that can be paid, without prior regulatory approval, for the Company’s most significant regulatory jurisdictions, were as follows:

December 31, 2013
Bermuda	$802,194
United States	103,789
Ireland	20,502
Switzerland	1,858
United Kingdom	—

a)    Bermuda

The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations as amended. As a Class 4 insurer, Allied World Assurance Company, Ltd is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the enhanced capital requirements as determined by the Bermuda Monetary Authority under the Bermuda Solvency Capital Requirement model (“BSCR model”). The BSCR model is a risk-based capital model that provides a method for determining an insurer’s minimum required capital taking into account the risk characteristics of different aspects of the company’s business. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2013 and 2012, this subsidiary met the requirements.

b)    United States

The Company’s U.S. insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2013 and 2012, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

c)    Ireland

The Company’s Irish insurance subsidiary is regulated by the Central Bank of Ireland (the “CBI”) pursuant to the Insurance Acts 1909 to 2000, the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2009. This subsidiary is required to maintain a minimum level of capital. As of December 31, 2013 and 2012, these requirements were met. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution.

Effective November 1, 2013, Allied World Assurance Company (Europe) Limited (“AW Europe”) merged with the entity formerly known as Allied World Assurance Company (Reinsurance) Limited (“AW Reinsurance”). Following the removal by the CBI of the restriction imposed on Irish insurance undertakings from accepting inwards reinsurance exceeding 20% of gross premium written, the Boards of Directors of AW Europe and AW Reinsurance determined that their respective insurance and reinsurance businesses were to be consolidated into a single licensed (re)insurance company. AW Europe is regulated by the CBI as a non-life insurance company.

d)    Switzerland

The Company’s Swiss insurance subsidiary, Allied World Assurance Company, AG, is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervisory Law 2004 to 2013. This subsidiary’s accounts are prepared in accordance with the Swiss Code of Obligation 1911 to 2013 and the Insurance Supervisory Law 2004 to 2013. This subsidiary is obligated to maintain a minimum level of capital based on the Swiss Code of Obligation, a minimum of tied assets based on the Insurance Supervisory Law and a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations as stipulated by the Insurance Supervisory Law. As of December 31, 2013 and 2012, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves which consist of retained earnings, the current year profit and legal reserves to a certain extent. Any dividend requires approval of the shareholders and in case of the dividend exceeding the current year profit, approval is also required from FINMA. The solvency and capital requirements must still be met following any distribution.

e)    United Kingdom

Allied World Capital (Europe) Limited is the sole corporate member of Syndicate 2232. Syndicate 2232 is managed by Capita Managing Agency Limited, an unaffiliated entity. As a member of Lloyd’s, Allied World Capital (Europe) Limited is obliged to comply with Lloyd’s byelaws and regulations (made pursuant to the Lloyd’s Acts 1871 to 1982) and applicable provisions of the Financial and Services and Markets Act 2000. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. The capital required to support a Syndicate’s underwriting capacity, referred to as “funds at Lloyd’s”, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the Prudential Regulatory Authority, the (“PRA”). If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable from the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. The Company has provided capital to support the underwriting of Syndicate 2232 in the form of a letter of credit. The amount which the Company provides as funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Lloyd’s is supervised by the PRA and required to implement certain rules prescribed by the PRA under the Lloyd’s Act of 1982 regarding the operation of the Lloyd’s market. With respect to managing agents and corporate members, Lloyd’s prescribes certain minimum standards relating to management and control, solvency and other requirements and monitors managing agents’ compliance with such standards.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

f)    Branch Offices

The Company’s insurance subsidiaries maintain branch offices in Bermuda, England, Switzerland, Hong Kong, Canada, Singapore and Labuan. As branch offices are not considered separate legal entities, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the branch offices. These branch offices are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2013 and 2012, the actual capital and surplus for each of these branches exceeded the relevant local regulatory requirements.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Year Ended December 31, 2013	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$1,163,146	$641,764	$933,754	$2,738,664
Net premiums written	869,403	358,040	893,038	2,120,481
Net premiums earned	802,590	346,397	856,846	2,005,833
Net losses and loss expenses	(579,873)	(121,789)	(421,580)	(1,123,242)
Acquisition costs	(106,704)	1,784	(147,753)	(252,673)
General and administrative expenses	(165,482)	(106,724)	(80,079)	(352,285)

Underwriting (loss) income	(49,469)	119,668	207,434	277,633
Net investment income				157,564
Net realized investment gains				59,525
Amortization of intangible assets				(2,533)
Interest expense				(56,510)
Foreign exchange loss				(8,019)

Income before income taxes				$427,660

Loss and loss expense ratio	72.3%	35.2%	49.2%	56.0%
Acquisition cost ratio	13.3%	(0.5)%	17.2%	12.6%
General and administrative expense ratio	20.6%	30.8%	9.3%	17.6%

Combined ratio	106.2%	65.5%	75.7%	86.2%

Year Ended December 31, 2012	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$993,918	$575,103	$760,250	$2,329,271
Net premiums written	743,428	346,348	748,047	1,837,823
Net premiums earned	671,594	336,787	740,517	1,748,898
Net losses and loss expenses	(465,168)	(163,130)	(510,966)	(1,139,264)
Acquisition costs	(86,670)	486	(119,538)	(205,722)
General and administrative expenses	(141,729)	(91,867)	(73,725)	(307,321)

Underwriting (loss) income	(21,973)	82,276	36,288	96,591
Net investment income				167,141
Net realized investment gains				306,436
Amortization of intangible assets				(2,533)
Interest expense				(55,405)
Foreign exchange loss				(783)

Income before income taxes				$511,447

Loss and loss expense ratio	69.3%	48.4%	69.0%	65.1%
Acquisition cost ratio	12.9%	(0.1)%	16.1%	11.8%
General and administrative expense ratio	21.1%	27.3%	10.0%	17.6%

Combined ratio	103.3%	75.6%	95.1%	94.5%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2011	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$838,567	$530,450	$570,504	$1,939,521
Net premiums written	639,196	325,094	569,476	1,533,766
Net premiums earned	584,303	317,006	555,683	1,456,992
Net losses and loss expenses	(387,099)	(206,593)	(365,464)	(959,156)
Acquisition costs	(74,976)	2,781	(95,100)	(167,295)
General and administrative expenses	(124,434)	(84,290)	(62,932)	(271,656)

Underwriting (loss) income	(2,206)	28,904	32,187	58,885
Net investment income				195,948
Net realized investment gains				10,077
Other income — termination fee				101,744
Amortization of intangible assets				(2,978)
Interest expense				(54,989)
Foreign exchange loss				(3,159)

Income before income taxes				$305,528

Loss and loss expense ratio	66.2%	65.2%	65.8%	65.8%
Acquisition cost ratio	12.8%	(0.9)%	17.1%	11.5%
General and administrative expense ratio	21.3%	26.6%	11.3%	18.6%

Combined ratio	100.3%	90.9%	94.2%	95.9%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Year Ended December 31,
	2013	2012	2011
United States	$1,636,010	$1,360,190	$1,080,134
Bermuda	676,174	611,382	565,801
Europe	264,867	228,791	210,435
Singapore	142,393	111,694	68,382
Hong Kong	19,220	17,214	14,769

Total gross premiums written	$2,738,664	$2,329,271	$1,939,521

Gross premiums written attributable to Switzerland were $61,042, $43,664 and $37,990 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

19.     CONDENSED CONSOLIDATED PARENT COMPANY AND GUARANTOR FINANCIAL STATEMENTS

The following tables present condensed consolidating financial information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Condensed Consolidating Balance Sheet:

As of December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,712,036	$—	$7,712,036
Cash and cash equivalents	10,790	2,775	518,371	—	531,936
Insurance balances receivable	—	—	664,731	—	664,731
Funds held	—	—	632,430	—	632,430
Reinsurance recoverable	—	—	1,234,504	—	1,234,504
Net deferred acquisition costs	—	—	126,661	—	126,661
Goodwill and intangible assets	—	—	317,207	—	317,207
Balances receivable on sale of investments	—	—	76,544	—	76,544
Investments in subsidiaries	3,413,001	4,794,619	—	(8,207,620)	—
Due from subsidiaries	111,172	122,846	123,479	(357,497)	—
Other assets	1,757	4,671	643,353	—	649,781

Total assets	$3,536,720	$4,924,911	$12,049,316	$(8,565,117)	$11,945,830

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,766,529	$—	$5,766,529
Unearned premiums	—	—	1,396,256	—	1,396,256
Reinsurance balances payable	—	—	173,023	—	173,023
Balances due on purchases of investments	—	—	104,740	—	104,740
Senior notes	—	798,499	—	—	798,499
Due to subsidiaries	12,945	110,534	234,018	(357,497)	—
Other liabilities	3,949	17,797	165,211	—	186,957

Total liabilities	16,894	926,830	7,839,777	(357,497)	8,426,004

Total shareholders’ equity	3,519,826	3,998,081	4,209,539	(8,207,620)	3,519,826

Total liabilities and shareholders’ equity	$3,536,720	$4,924,911	$12,049,316	$(8,565,117)	$11,945,830

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,933,937	$—	$7,933,937
Cash and cash equivalents	19,997	11,324	650,558	—	681,879
Insurance balances receivable	—	—	510,532	—	510,532
Funds held	—	—	336,368	—	336,368
Reinsurance recoverable	—	—	1,141,110	—	1,141,110
Net deferred acquisition costs	—	—	108,010	—	108,010
Goodwill and intangible assets	—	—	319,741	—	319,741
Balances receivable on sale of investments	—	—	418,879	—	418,879
Investments in subsidiaries	3,337,446	4,768,769	—	(8,106,215)	—
Due from subsidiaries	239	2,685	33,961	(36,885)	—
Other assets	1,499	6,081	571,910	—	579,490

Total assets	$3,359,181	$4,788,859	$12,025,006	$(8,143,100)	$12,029,946

LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,645,549	$—	$5,645,549
Unearned premiums	—	—	1,218,021	—	1,218,021
Reinsurance balances payable	—	—	136,264	—	136,264
Balances due on purchases of investments	—	—	759,934	—	759,934
Senior notes	—	798,215	—	—	798,215
Due to subsidiaries	24,103	9,858	2,924	(36,885)	—
Other liabilities	8,743	17,727	119,158	—	145,628

Total liabilities	32,846	825,800	7,881,850	(36,885)	8,703,611

Total shareholders’ equity	3,326,335	3,963,059	4,143,156	(8,106,215)	3,326,335

Total liabilities and shareholders’ equity	$3,359,181	$4,788,859	$12,025,006	$(8,143,100)	$12,029,946

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Income Statement:

Year Ended December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,005,833	$—	$2,005,833
Net investment income	13	4	157,547	—	157,564
Net realized investment gains	—	—	59,525	—	59,525
Net losses and loss expenses	—	—	(1,123,242)	—	(1,123,242)
Acquisition costs	—	—	(252,673)	—	(252,673)
General and administrative expenses	(42,122)	(1,320)	(308,843)	—	(352,285)
Amortization of intangible assets	—	—	(2,533)	—	(2,533)
Interest expense	—	(55,347)	(1,163)	—	(56,510)
Foreign exchange gain (loss)	263	(1,045)	(7,237)	—	(8,019)
Income tax (expense) benefit	98	—	(9,878)	—	(9,780)
Equity in earnings of consolidated subsidiaries	459,628	515,156	—	(974,784)	—

NET INCOME (LOSS)	$417,880	$457,448	$517,336	$(974,784)	$417,880

Other comprehensive income	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS)	$417,880	$457,448	$517,336	$(974,784)	$417,880

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,748,898	$—	$1,748,898
Net investment income	26	20	167,095	—	167,141
Net realized investment gains	—	—	306,436	—	306,436
Net losses and loss expenses	—	—	(1,139,264)	—	(1,139,264)
Acquisition costs	—	—	(205,722)	—	(205,722)
General and administrative expenses	(35,258)	(2,973)	(269,090)	—	(307,321)
Amortization of intangible assets	—	—	(2,533)	—	(2,533)
Interest expense	—	(55,405)	—	—	(55,405)
Foreign exchange gain (loss)	159	(319)	(623)	—	(783)
Income tax (expense) benefit	358	—	(18,798)	—	(18,440)
Equity in earnings of consolidated subsidiaries	527,722	573,256	—	(1,100,978)	—

NET INCOME (LOSS)	$493,007	$514,579	$586,399	$(1,100,978)	$493,007

Unrealized gains on investments arising during the year net of applicable deferred income tax benefit of $265	(493)	—	(493)	493	(493)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(13,991)	—	(13,991)	13,991	(13,991)

Other comprehensive loss	(14,484)	—	(14,484)	14,484	(14,484)

COMPREHENSIVE INCOME (LOSS)	$478,523	$514,579	$571,915	$(1,086,494)	$478,523

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,456,992	$—	$1,456,992
Net investment income	64	26	195,858	—	195,948
Net realized investment gains (loss)	—	(53,620)	10,077	53,620	10,077
Other income	101,744	—	—	—	101,744
Net losses and loss expenses	—	—	(959,156)	—	(959,156)
Acquisition costs	—	—	(167,295)	—	(167,295)
General and administrative expenses	(13,354)	(5,823)	(252,479)	—	(271,656)
Amortization of intangible assets	—	—	(2,978)	—	(2,978)
Interest expense	—	(54,989)	—	—	(54,989)
Foreign exchange gain (loss)	9	(978)	(2,190)	—	(3,159)
Income tax (expense) benefit	(7,940)	—	(23,040)	—	(30,980)
Equity in earnings of consolidated subsidiaries	194,025	309,920	—	(503,945)	—

NET INCOME (LOSS)	$274,548	$194,536	$255,789	$(450,325)	$274,548

Unrealized gains on investments arising during the year net of applicable deferred income tax expense of $3,035	5,243	—	5,243	(5,243)	5,243
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(47,894)	—	(47,894)	47,894	(47,894)

Other comprehensive loss	(42,651)	—	(42,651)	42,651	(42,651)

COMPREHENSIVE INCOME (LOSS)	$231,897	$194,536	$213,138	$(407,674)	$231,897

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Statement of Cash Flows:

Year Ended December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$198,702	$(8,549)	$(84,044)	$—	$106,109

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(7,527,670)	—	(7,527,670)
Purchases of other invested assets	—	—	(276,926)	—	(276,926)
Sales of trading securities	—	—	7,540,194	—	7,540,194
Sales of other invested assets	—	—	187,477	—	187,477
Other	—	—	28,782	—	28,782

Net cash provided by (used in) investing activities	—	—	(48,143)	—	(48,143)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(12,981)	—	—	—	(12,981)
Dividends paid	(34,059)	—	—	—	(34,059)
Proceeds from the exercise of stock options	12,137	—	—	—	12,137
Share repurchases	(173,006)	—	—	—	(173,006)

Net cash provided by (used in) financing activities	(207,909)	—	—	—	(207,909)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,207)	(8,549)	(132,187)	—	(149,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,997	11,324	650,558	—	681,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,790	$2,775	$518,371	$—	$531,936

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$338,565	$2,438	$287,853	$—	$628,856

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(8,006,237)	—	(8,006,237)
Purchases of other invested assets	—	—	(333,031)	—	(333,031)
Sales of available for sale securities	—	—	236,978	—	236,978
Sales of trading securities	—	—	7,892,907	—	7,892,907
Sales of other invested assets	—	—	53,741	—	53,741
Capital contribution to subsidiary	(110,000)	—	—	110,000	—
Other	—	—	(104,091)	—	(104,091)

Net cash provided by (used in) investing activities	(110,000)	—	(259,733)	110,000	(259,733)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(67,825)	—	—	—	(67,825)
Proceeds from the exercise of stock options	10,527	—	—	—	10,527
Share repurchases	(263,942)	—	—	—	(263,942)
Capital contribution from parent	—	—	110,000	(110,000)	—

Net cash provided by (used in) financing activities	(321,240)	—	110,000	(110,000)	(321,240)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92,675)	2,438	138,120	—	47,883
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,672	8,886	512,438	—	633,996

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,997	$11,324	$650,558	$—	$681,879

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2011	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$87,592	$(62,404)	$523,020	$—	$548,208

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	(727)	—	(727)
Purchases of trading securities	—	—	(7,854,053)	—	(7,854,053)
Purchases of other invested assets	—	—	(281,957)	—	(281,957)
Sales of available for sale securities	—	—	609,833	—	609,833
Sales of trading securities	—	—	6,942,291	—	6,942,291
Sales of other invested assets	—	—	71,543	—	71,543
Other	(4,496)	—	8,442	—	3,946

Net cash provided by (used in) investing activities	(4,496)	—	(504,628)	—	(509,124)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(28,600)	—	—	—	(28,600)
Proceeds from the exercise of stock options	6,837	—	—	—	6,837
Share repurchases	(86,700)	—	—	—	(86,700)
Repurchase of founder warrants	—	(53,620)	—	—	(53,620)
Other	(449)	(753)	1,202	—	—

Net cash provided by (used in) financing activities	(108,912)	(54,373)	1,202	—	(162,083)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,816)	(116,777)	19,594	—	(122,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	138,488	125,663	492,844	—	756,995

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,672	$8,886	$512,438	$—	$633,996

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

b)    Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $274,500, $355,000 and nil for the years ended December 31, 2013, 2012 and 2011, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the condensed consolidating statement of cash flows.

20.     UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2013 and 2012:

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
REVENUES:
Gross premiums written	$555,490	$580,893	$765,200	$837,081
Premiums ceded	(164,360)	(127,816)	(183,978)	(142,029)

Net premiums written	391,130	453,077	581,222	695,052
Change in unearned premiums	133,431	57,696	(73,951)	(231,824)

Net premiums earned	524,561	510,773	507,271	463,228
Net investment income	47,270	39,271	37,635	33,388
Net realized investment gains	67,599	27,487	(115,198)	79,637

	639,430	577,531	429,708	576,253

EXPENSES:
Net losses and loss expenses	315,966	276,970	275,128	255,178
Acquisition costs	66,257	65,114	64,617	56,685
General and administrative expenses	100,467	88,553	80,585	82,680
Amortization of intangible assets	633	633	634	633
Interest expense	14,094	14,094	14,188	14,134
Foreign exchange loss	658	4,353	490	2,518

	498,075	449,717	435,642	411,828

Income (loss) before income taxes	141,355	127,814	(5,934)	164,425
Income tax expense (benefit)	3,448	4,971	(4,072)	5,433

NET INCOME (LOSS)	$137,907	$122,843	$(1,862)	$158,992

PER SHARE DATA
Basic earnings (loss) per share	$4.10	$3.61	$(0.05)	$4.59
Diluted earnings (loss) per share	$4.01	$3.54	$(0.05)	$4.49
Weighted average common shares outstanding	33,604,985	33,991,359	34,422,553	34,613,606
Weighted average common shares and common share equivalents outstanding	34,376,604	34,728,193	34,422,553	35,431,843

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
REVENUES:
Gross premiums written	$497,052	$504,420	$646,870	$680,929
Premiums ceded	(134,429)	(112,883)	(152,160)	(91,976)

Net premiums written	362,623	391,537	494,710	588,953
Change in unearned premiums	113,621	49,480	(64,963)	(187,063)

Net premiums earned	476,244	441,017	429,747	401,890
Net investment income	38,360	39,121	42,451	47,209
Net realized investment gains	14,379	149,813	8,663	133,581

	528,983	629,951	480,861	582,680

EXPENSES:
Net losses and loss expenses	414,734	258,948	240,380	225,202
Acquisition costs	55,910	51,086	51,588	47,138
General and administrative expenses	84,404	78,572	73,979	70,366
Amortization of intangible assets	633	633	634	633
Interest expense	13,826	13,822	14,001	13,756
Foreign exchange loss (gain)	860	1,023	(1,019)	(81)

	570,367	404,084	379,563	357,014

(Loss) income before income taxes	(41,384)	225,867	101,298	225,666
Income tax (benefit) expense	(237)	6,220	4,947	7,510

NET (LOSS) INCOME	$(41,147)	$219,647	$96,351	$218,156

PER SHARE DATA
Basic (loss) earnings per share	(1.17)	6.16	2.66	5.86
Diluted (loss) earnings per share	(1.17)	6.00	2.59	5.70
Weighted average common shares outstanding	35,097,043	35,652,768	36,288,596	37,205,166
Weighted average common shares and common share equivalents outstanding	35,097,043	36,616,734	37,189,722	38,284,635

21.     SUBSEQUENT EVENTS

a)    Dividend

On January 2, 2014, the Company paid a quarterly dividend of $0.50 per share to shareholders of record on December 24, 2013.

b)    Swiss Office Building Mortgage

The Company entered into a 20-year mortgage commitment with a Swiss bank for the construction of a company-used office building in Zug, Switzerland. The total proceeds to be received under the mortgage is CHF 18,000 with a fixed annual interest rate of 3.2% payable quarterly. The mortgage payments will be CHF 300 per year,

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage. The Company will receive the proceeds from the bank at or near September 30, 2014 at which time the Company will recognize the mortgage loan liability in its consolidated balance sheets.

c)    Swiss Office Building Credit Facility

In conjunction with the above mortgage commitment, the Company entered into a three year credit facility with a Swiss bank that provides up to CHF 5,000 for general corporate purposes, however the Company will use the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

Schedule III

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of United States dollars

Year Ended December 31, 2013
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
U.S. insurance	$53,499	$2,118,998	$658,015	$802,590	$—	$579,873	$106,704	$165,482	$869,403
International insurance	1,775	2,151,421	379,405	346,397	—	121,789	(1,784)	106,724	358,040
Reinsurance	71,387	1,496,110	358,836	856,846	—	421,580	147,753	80,079	893,038
Corporate	—	—	—	—	157,564	—	—	—	—

Total	$126,661	$5,766,529	$1,396,256	$2,005,833	$157,564	$1,123,242	$252,673	$352,285	$2,120,481

Year Ended December 31, 2012
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
U.S. insurance	$43,137	$1,898,241	$562,302	$671,594	$—	$465,168	$86,670	$141,729	$743,428
International insurance	3,602	2,266,660	332,571	336,787	—	163,130	(486)	91,867	346,348
Reinsurance	61,271	1,480,648	323,148	740,517	—	510,966	119,538	73,725	748,047
Corporate	—	—	—	—	167,141	—	—	—	—

Total	$108,010	$5,645,549	$1,218,021	$1,748,898	$167,141	$1,139,264	$205,722	$307,321	$1,837,823

Year Ended December 31, 2011
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
U.S. insurance	$37,028	$1,662,480	$467,392	$584,303	$—	$387,099	$74,976	$124,434	$639,196
International insurance	2,395	2,249,012	304,509	317,006	—	206,593	(2,781)	84,290	325,094
Reinsurance	60,911	1,313,651	306,511	555,683	—	365,464	95,100	62,932	569,476
Corporate	—	—	—	—	195,948	—	—	—	—

Total	$100,334	$5,225,143	$1,078,412	$1,456,992	$195,948	$959,156	$167,295	$271,656	$1,533,766

S-1

Schedule IV

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

SUPPLEMENTARY REINSURANCE INFORMATION

(Expressed in thousands of United States dollars)

Property and Casualty:	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount Assumed to Net (c) / (d)
Year Ended December 31, 2013	$1,804,910	$618,183	$933,754	$2,120,481	44%
Year Ended December 31, 2012	$1,569,021	$491,448	$760,250	$1,837,823	41%
Year Ended December 31, 2011	$1,369,017	$405,755	$570,504	$1,533,766	37%

S-2