Form 10-Q
period 2014-03-31
Allied World Assurance Co Holdings, AG
filed 2014-04-23
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 14, 2014, 32,851,429 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2014 and December 31, 2013
(Expressed in thousands, except share and per share amounts)

	As of	As of
	March 31, 2014	December 31, 2013
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2014: $6,010,765; 2013: $6,065,350)	$6,068,666	$6,100,798
Equity securities trading, at fair value (cost: 2014: $803,954; 2013: $647,301)	834,893	699,846
Other invested assets	989,791	911,392
Total investments	7,893,350	7,712,036
Cash and cash equivalents	565,802	531,936
Restricted cash	144,570	149,393
Insurance balances receivable	839,630	664,731
Funds held	447,801	632,430
Prepaid reinsurance	331,065	340,992
Reinsurance recoverable	1,280,525	1,234,504
Accrued investment income	29,539	32,236
Net deferred acquisition costs	167,104	126,661
Goodwill	268,376	268,376
Intangible assets	48,198	48,831
Balances receivable on sale of investments	198,640	76,544
Net deferred tax assets	36,948	37,469
Other assets	82,617	89,691
Total assets	$12,334,165	$11,945,830
LIABILITIES:
Reserve for losses and loss expenses	$5,856,798	$5,766,529
Unearned premiums	1,627,658	1,396,256
Reinsurance balances payable	160,041	173,023
Balances due on purchases of investments	171,442	104,740
Senior notes	798,573	798,499
Dividends payable	16,495	16,732
Accounts payable and accrued liabilities	86,480	170,225
Total liabilities	$8,717,487	$8,426,004
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Common shares: 2014: par value CHF 12.30 per share and 2013: par value CHF 12.30 per share (2014: 33,821,752; 2013: 34,492,484 shares issued and 2014: 32,908,821; 2013: 33,417,882 shares outstanding)	410,820	418,988
Treasury shares, at cost (2014: 912,931; 2013: 1,074,602)	(68,756)	(79,992)
Retained earnings	3,274,614	3,180,830
Total shareholders’ equity	3,616,678	3,519,826
Total liabilities and shareholders’ equity	$12,334,165	$11,945,830
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three months ended March 31, 2014 and 2013
(Expressed in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Gross premiums written	$901,393	$837,081
Premiums ceded	(129,779)	(142,029)
Net premiums written	771,614	695,052
Change in unearned premiums	(241,329)	(231,824)
Net premiums earned	530,285	463,228
Net investment income	47,619	33,388
Net realized investment gains	54,205	79,637
	632,109	576,253
EXPENSES:
Net losses and loss expenses	275,286	255,178
Acquisition costs	67,722	56,685
General and administrative expenses	80,340	82,680
Amortization of intangible assets	633	633
Interest expense	14,534	14,134
Foreign exchange loss	49	2,518
	438,564	411,828
Income before income taxes	193,545	164,425
Income tax expense	16,573	5,433
NET INCOME	176,972	158,992

Other comprehensive income	—	—
COMPREHENSIVE INCOME	$176,972	$158,992
PER SHARE DATA
Basic earnings per share	$5.33	$4.59
Diluted earnings per share	$5.23	$4.49
Weighted average common shares outstanding	33,181,729	34,613,606
Weighted average common shares and common share equivalents outstanding	33,861,554	35,431,843
Dividends paid per share	$0.500	$0.375
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2014 and 2013
(Expressed in thousands)

	Share Capital	Treasury Shares	Retained Earnings	Total
December 31, 2013	$418,988	$(79,992)	$3,180,830	$3,519,826
Net income	—	—	176,972	176,972
Dividends	—	—	(16,489)	(16,489)
Stock compensation	—	11,236	(6,208)	5,028
Share repurchases	—	(68,659)	—	(68,659)
Shares cancelled	(8,168)	68,659	(60,491)	—
March 31, 2014	$410,820	$(68,756)	$3,274,614	$3,616,678

December 31, 2012	$454,980	$(113,818)	$2,985,173	$3,326,335
Net income	—	—	158,992	158,992
Dividends — par value reduction	(12,981)	—	—	(12,981)
Stock compensation	—	17,465	(21,603)	(4,138)
Share repurchases	—	(36,245)	—	(36,245)
Shares cancelled	(5,412)	36,245	(30,833)	—
March 31, 2013	$436,587	$(96,353)	$3,091,729	$3,431,963
 See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2014 and 2013
(Expressed in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$176,972	$158,992
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(49,756)	(38,533)
Mark to market adjustments	(13,956)	(46,112)
Stock compensation expense	4,240	3,995
Undistributed income of equity method investments	(2,292)	—
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	44,248	5,278
Unearned premiums, net of prepaid reinsurance	241,329	231,824
Insurance balances receivable	(174,899)	(156,967)
Funds held	184,629	(34,212)
Reinsurance balances payable	(12,982)	(17,803)
Net deferred acquisition costs	(40,443)	(34,141)
Net deferred tax assets	521	(2,157)
Accounts payable and accrued liabilities	(83,745)	(70,780)
Other items, net	29,230	14,185
Net cash provided by operating activities	303,096	13,569
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of trading securities	(1,568,993)	(1,330,735)
Purchases of other invested assets	(779,934)	(54,026)
Sales of trading securities	1,494,648	1,188,307
Sales of other invested assets	663,237	97,989
Purchases of fixed assets	(2,336)	(2,378)
Change in restricted cash	4,823	116,785
Net cash (used in) provided by investing activities	(188,555)	15,942
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid - partial par value reduction	—	(12,981)
Dividends paid	(16,732)	—
Proceeds from the exercise of stock options	3,030	2,472
Share repurchases	(68,659)	(36,245)
Net cash used in financing activities	(82,361)	(46,754)
Effect of exchange rate changes on foreign currency cash	1,686	(2,055)
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,866	(19,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	531,936	681,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$565,802	$662,581
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$529	$6,953
Cash paid for interest expense	$18,750	$18,750
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements, including, but not limited to:

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

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
3. NEW ACCOUNTING PRONOUNCEMENTS
There were no recently issued accounting pronouncements that had a material impact on the Company's financial statements or disclosures.

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
(Expressed in thousands, except share, per share, percentage and ratio information)

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) by category are as follows:

	March 31, 2014		December 31, 2013
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,476,463	$1,480,371	$1,676,788	$1,684,832
Non-U.S. Government and Government agencies	182,415	187,632	191,776	197,082
States, municipalities and political subdivisions	230,669	228,284	231,555	234,406
Corporate debt:
Financial institutions	1,097,649	1,083,131	958,794	943,518
Industrials	1,116,004	1,105,613	1,174,047	1,165,448
Utilities	96,807	96,403	69,426	69,658
Mortgage-backed	1,304,130	1,266,663	1,292,502	1,267,863
Asset-backed	564,529	562,668	505,910	502,543
Total fixed maturity investments	$6,068,666	$6,010,765	$6,100,798	$6,065,350

	March 31, 2014		December 31, 2013
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$834,893	$803,954	$699,846	$647,301
Other invested assets	839,987	718,358	764,081	658,683
	$1,674,880	$1,522,312	$1,463,927	$1,305,984

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of March 31, 2014 and December 31, 2013 were as follows:

Investment Type	Carrying Value as of March 31, 2014	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$144,582	$144,582	2 - 9 Years	$—			$262,450
Mezzanine debt	81,474	81,474	8 - 9 Years	—			182,562
Distressed	9,752	9,752	4 Years	—			5,249
Total private equity	235,808	235,808		—			450,261
Distressed	161,033	161,033	1 Year	—			—
Equity long/short	163,964	52,149	1 Year	111,815	Quarterly	30 -60 Days	—
Multi-strategy	122,584	—		122,584	Quarterly	45 -90 Days	—
Event driven	6,407	—		6,407	Annual	60 Days	—
Relative value credit	117,271	—		117,271	Quarterly	60 Days	—
Total hedge funds	571,259	213,182		358,077			—
High yield loan fund	32,920	—		32,920	Monthly	30 days	—
Total other invested assets at fair value	839,987	448,990		390,997			450,261
Other private securities	149,804	—		149,804			—
Total other invested assets	$989,791	$448,990		$540,801			$450,261

Investment Type	Carrying Value as of December 31, 2013	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$144,422	$144,422	2 - 9 Years	$—			$263,519
Mezzanine debt	64,627	64,627	8 - 9 Years	—			198,756
Distressed	7,776	7,776	4 Years	—			5,249
Total private equity	216,825	216,825		—			467,524
Distressed	151,227	151,227	1 - 2 Years	—			—
Equity long/short	99,365	—		99,365	Quarterly	30 -60 Days	—
Multi-strategy	136,958	—		136,958	Quarterly	45 -90 Days	—
Event driven	14,018	—		14,018	Annual	60 Days	—
Relative value credit	113,730	—		113,730	Quarterly	60 Days	—
Total hedge funds	515,298	151,227		364,071			—
High yield loan fund	31,958	—		31,958	Monthly	30 days	—
Total other invested assets at fair value	764,081	368,052		396,029			467,524
Other private securities	147,311	—		147,311			—
Total other invested assets	$911,392	$368,052		$543,340			$467,524
_______________________

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

c) Net Investment Income

	Three Months Ended March 31,
	2014	2013
Fixed maturity investments	$36,299	$32,525
Equity securities	3,253	3,199
Other invested assets	11,408	1,464
Cash and cash equivalents	439	488
Expenses	(3,780)	(4,288)
Net investment income	$47,619	$33,388

Net investment income from other invested assets included the distributed and undistributed net income from investments accounted for using the equity method of accounting for the three months ended March 31, 2014 and 2013.

d) Components of Realized Gains and Losses

	Three Months Ended March 31,
	2014	2013
Gross realized gains on sale of invested assets	$62,292	$44,249
Gross realized losses on sale of invested assets	(12,247)	(6,965)
Net realized and unrealized losses on derivatives	(12,920)	(977)
Mark-to-market gains (losses):
Fixed maturity investments, trading	22,455	(16,475)
Equity securities, trading	(21,605)	32,973
Other invested assets, trading	16,230	26,832
Net realized investment gains	$54,205	$79,637

e) Pledged Assets

As of March 31, 2014 and December 31, 2013, $2,635,901 and $2,894,401, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2014 and December 31, 2013, a further $1,004,926 and $1,053,632, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 10(d) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for details on the Company’s credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

5. DERIVATIVE INSTRUMENTS

As of March 31, 2014 and December 31, 2013, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	March 31, 2014				December 31, 2013
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$194,081	$1,408	$117,757	$3,145	$294,788	$6,254	$122,439	$1,176
Interest rate swaps	581,400	860	95,000	15	491,400	6,829	40,000	4,214
Total derivatives	$775,481	$2,268	$212,757	$3,160	$786,188	$13,083	$162,439	$5,390

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended March 31,
	2014	2013
Foreign exchange contracts	$(868)	$(744)
Total included in foreign exchange loss	(868)	(744)
Put options	—	(3,732)
Foreign exchange contracts	(558)	1,815
Interest rate futures	(12,362)	940
Total included in net realized investment gains	(12,920)	(977)
Total realized and unrealized losses on derivatives	$(13,788)	$(1,721)

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

The Company also purchases options to actively manage its equity portfolio.

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

March 31, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,476,463	$1,476,463	$1,135,246	$341,217	$—
Non-U.S. Government and Government agencies	182,415	182,415	—	182,415	—
States, municipalities and political subdivisions	230,669	230,669	—	230,669	—
Corporate debt	2,310,460	2,310,460	—	2,310,460	—
Mortgage-backed	1,304,130	1,304,130	—	1,170,069	134,061
Asset-backed	564,529	564,529	—	483,295	81,234
Total fixed maturity investments	6,068,666	6,068,666	1,135,246	4,718,125	215,295
Equity securities	834,893	834,893	800,107	—	34,786
Other invested assets	839,987	839,987	—	—	839,987
Total investments	$7,743,546	$7,743,546	$1,935,353	$4,718,125	$1,090,068
Derivative assets:
Foreign exchange contracts	$1,408	$1,408	$—	$1,408	$—
Interest rate swaps	860	860	—	860	—
Derivative liabilities:
Foreign exchange contracts	$3,145	$3,145	$—	$3,145	$—
Interest rate swaps	15	15	—	15	—
Senior notes	$798,573	$906,448	$—	$906,448	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

December 31, 2013	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,676,788	$1,676,788	$1,370,088	$306,700	$—
Non-U.S. Government and Government agencies	191,776	191,776	—	191,776	—
States, municipalities and political subdivisions	231,555	231,555	—	231,555	—
Corporate debt	2,202,267	2,202,267	—	2,202,267	—
Mortgage-backed	1,292,502	1,292,502	—	1,145,164	147,338
Asset-backed	505,910	505,910	—	412,497	93,413
Total fixed maturity investments	6,100,798	6,100,798	1,370,088	4,489,959	240,751
Equity securities	699,846	699,846	625,942	—	73,904
Other invested assets	764,081	764,081	—	—	764,081
Total investments	$7,564,725	$7,564,725	$1,996,030	$4,489,959	$1,078,736
Derivative assets:
Foreign exchange contracts	$6,254	$6,254	$—	$6,254	$—
Interest rate swaps	6,829	6,829	—	6,829	—
Derivative liabilities:
Foreign exchange contracts	$1,176	$1,176	$—	$1,176	$—
Interest rate swaps	$4,214	$4,214	$—	$4,214	$—
Senior notes	$798,499	$897,601	$—	$897,601	$—

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

States, municipalities and political subdivisions: Comprised of fixed income obligations of U.S.-domiciled state and municipality entities. The fair values of these securities are based on prices obtained from the new issue market, and are included in the Level 2 fair value hierarchy.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended March 31, 2014	Other invested assets	Mortgage-backed	Asset-backed	Equities
Opening balance	$764,081	$147,338	$93,413	$73,904
Realized and unrealized gains (losses) included in net income	22,626	1,368	(864)	(9,821)
Purchases	89,199	14,110	7,493	—
Sales	(35,919)	(17,956)	(3,176)	(29,297)
Transfers into Level 3 from Level 2	—	—	606	—
Transfers out of Level 3 into Level 2 (1)	—	(10,799)	(16,238)	—
Ending balance	$839,987	$134,061	$81,234	$34,786
Three Months Ended March 31, 2013
Opening balance	$655,888	$167,825	$62,246	$54,680
Realized and unrealized gains included in net income	32,253	(1,189)	(97)	3,107
Purchases	73,210	—	2,461	—
Sales	(51,211)	(21,645)	(16,622)	—
Transfers into Level 3 from Level 2	—	19,813	—	—
Transfers out of Level 3 into Level 2 (1)	—	(9,384)	(7,085)	—
Ending balance	$710,140	$155,420	$40,903	$57,787
_______________________

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	March 31, 2014	December 31, 2013
Outstanding loss reserves	$1,474,376	$1,520,867
Reserves for losses incurred but not reported	4,382,422	4,245,662
Reserve for losses and loss expenses	$5,856,798	$5,766,529

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2014	2013
Gross liability at beginning of period	$5,766,529	$5,645,549
Reinsurance recoverable at beginning of period	(1,234,504)	(1,141,110)
Net liability at beginning of period	4,532,025	4,504,439
Net losses incurred related to:
Current year	324,147	299,248
Prior years	(48,861)	(44,070)
Total incurred	275,286	255,178
Net paid losses related to:
Current year	3,743	3,581
Prior years	228,594	241,121
Total paid	232,337	244,702
Foreign exchange revaluation	1,299	(5,198)
Net liability at end of period	4,576,273	4,509,717
Reinsurance recoverable at end of period	1,280,525	1,163,503
Gross liability at end of period	$5,856,798	$5,673,220

For the three months ended March 31, 2014, the Company recorded net unfavorable reserve development in its U.S. insurance segment and net favorable prior year development in its international insurance and reinsurance segments. The net unfavorable prior year reserve development in the U.S. insurance segment for the 2011 loss year was in the Company's healthcare line of business and was due to adverse development on several claims above its previous expectations in the managed care errors and omissions class of business and higher than expected loss frequency in the medical malpractice class of business. The international insurance segment had favorable prior year reserve development for the 2007 loss year due to favorable development on an individual professional liability claim, and unfavorable reserve development for the 2013 loss year due to a single claim in the healthcare line of business. The net favorable prior year reserve development in the reinsurance segment for the 2013 loss year was primarily due to benign property loss activity.

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Labuan, the United Kingdom, Singapore and Switzerland. To the best of the Company’s knowledge, there are no income tax examinations pending by any tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of March 31, 2014.
9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	March 31, 2014	December 31, 2013
Common shares issued and fully paid, 2014: CHF 12.30 per share; 2013: CHF 12.30 per share	33,821,752	34,492,484
Share capital at end of period	$410,820	$418,988

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2014
Shares issued at beginning of period	34,492,484
Shares cancelled	(670,732)
Total shares issued at end of period	33,821,752
Treasury shares issued at beginning of period	1,074,602
Shares repurchased	670,732
Shares issued out of treasury	(161,671)
Shares cancelled	(670,732)
Total treasury shares at end of period	912,931
Total shares outstanding at end of period	32,908,821

During the three months ended March 31, 2014, 670,732 shares repurchased and designated for cancellation were constructively retired and cancelled.

b) Dividends

The Company paid the following dividends during the three months ended March 31, 2014:

Dividend Paid	Dividend Per Share	Total Amount Paid
January 2, 2014	$0.500	$16,732

On May 2, 2013, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amounts were paid to shareholders in quarterly dividends of $0.50 per share in July 2013, October 2013, January 2014 and April 2014.

c) Share Repurchases

In May 2012, the Company established a share repurchase program in order to repurchase up to $500,000 of its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of this share repurchase program, common shares repurchased shall be designated for cancellation at acquisition and shall be cancelled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Three Months Ended March 31,
	2014	2013
Common shares repurchased	670,732	432,117
Total cost of shares repurchased	$68,659	$36,245
Average price per share	$102.36	$83.88

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

10. EMPLOYEE BENEFIT PLANS

a) Restricted stock units and performance-based equity awards

Restricted stock units ("RSUs") vest pro-rata over four years from the date of grant. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the date of grant. The Company estimates the expected forfeitures of RSUs at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

Performance-based equity awards represent the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during an applicable performance period. For the performance-based equity awards granted in 2014, 2013 and 2012, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based equity awards granted in 2014, 2013 and 2012 are expensed at 100%, 100% and 130%, respectively, of the fair value of Allied World Switzerland's common shares on the date of grant. The expense is recognized over the performance period.

The activity related to the Company’s RSUs awards is as follows:

	Three Months Ended March 31, 2014
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	47,899	$65.07
RSUs granted	151,392	100.68
RSUs forfeited	—	—
RSUs fully vested	(24,876)	(65.06)
Outstanding at end of period	174,415	$95.98

The activity related to the Company’s performance-based equity awards is as follows:

	Three Months Ended March 31, 2014
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	268,173	$69.64
Performance-based equity awards granted	55,434	100.67
Additional awards granted due to achievement of performance criteria	34,965	61.51
Performance-based equity awards forfeited	—	—
Performance-based equity awards fully vested	(151,480)	(61.51)
Outstanding at end of period	207,092	$82.52

b) Cash-equivalent stock awards

As part of the Company’s annual year-end compensation awards, the Company granted both awards classified as equity and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSUs and performance-based equity awards in tandem with stock-based awards. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based equity awards vest after a three-year performance period. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares, and as such the Company measures the value of the award each reporting period based on the period-ending share price. The effects of changes in the share price at each period-end during the service period are recognized as changes in compensation expense ratably over the service period. The liability is included in “accounts payable and accrued liabilities” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The activity related to the Company's cash-equivalent RSUs and performance-based awards is as follows:

	RSU's		Performance-based Awards
Three Months Ended March 31, 2014	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	683,028	$74.10	343,987	71.02
Granted	146,054	100.67	83,146	100.67
Additional awards granted due to achievement of performance criteria	—	—	34,965	61.51
Forfeited	(960)	(77.72)	—	—
Fully vested	(250,640)	(64.41)	(151,480)	(61.51)
Outstanding at end of period	577,482	$83.81	310,618	$82.52

c) Total Stock Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs and cash equivalent awards.

	Three Months Ended March 31,
	2014	2013
Stock options	$727	$1,335
RSUs and performance-based equity awards	3,513	2,660
Cash-equivalent stock awards	4,629	12,756
Total	$8,869	$16,751

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Basic earnings per share:
Net income	$176,972	$158,992
Weighted average common shares outstanding	33,181,729	34,613,606
Basic earnings per share	$5.33	$4.59

	Three Months Ended March 31,
	2014	2013
Diluted earnings per share:
Net income	$176,972	$158,992
Weighted average common shares outstanding	33,181,729	34,613,606
Share equivalents:
Stock options	487,986	482,207
RSUs and performance-based equity awards	188,537	335,575
Employee share purchase plan	3,302	455
Weighted average common shares and common share equivalents outstanding - diluted	33,861,554	35,431,843
Diluted earnings per share	$5.23	$4.49

For the three months ended March 31, 2014 and 2013, a weighted average of 25 and 333 RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.

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

The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States and Canada. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts from the Bermuda office and direct property and specialty casualty insurance to non-North American domiciled accounts from the European, Singapore and Hong Kong offices. The reinsurance segment includes the Company’s reinsurance operations in the United States, Bermuda, Europe and Singapore. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

The following tables provide a summary of the segment results:

Three Months Ended March 31, 2014	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$269,945	$134,364	$497,084	$901,393
Net premiums written	202,740	75,459	493,415	771,614
Net premiums earned	212,123	88,339	229,823	530,285
Net losses and loss expenses	(141,995)	(23,566)	(109,725)	(275,286)
Acquisition costs	(27,501)	947	(41,168)	(67,722)
General and administrative expenses	(37,436)	(24,761)	(18,143)	(80,340)
Underwriting income	5,191	40,959	60,787	106,937
Net investment income				47,619
Net realized investment gains				54,205
Amortization of intangible assets				(633)
Interest expense				(14,534)
Foreign exchange loss				(49)
Income before income taxes				$193,545

Loss and loss expense ratio	66.9%	26.7%	47.7%	51.9%
Acquisition cost ratio	13.0%	(1.1)%	17.9%	12.8%
General and administrative expense ratio	17.6%	28.0%	7.9%	15.2%
Combined ratio	97.5%	53.6%	73.5%	79.9%

Three Months Ended March 31, 2013	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$256,018	$128,516	$452,547	$837,081
Net premiums written	192,253	77,745	425,054	695,052
Net premiums earned	188,439	84,214	190,575	463,228
Net losses and loss expenses	(133,324)	(28,935)	(92,919)	(255,178)
Acquisition costs	(23,128)	849	(34,406)	(56,685)
General and administrative expenses	(39,596)	(24,789)	(18,295)	(82,680)
Underwriting (loss) income	(7,609)	31,339	44,955	68,685
Net investment income				33,388
Net realized investment gains				79,637
Amortization of intangible assets				(633)
Interest expense				(14,134)
Foreign exchange loss				(2,518)
Income before income taxes				$164,425

Loss and loss expense ratio	70.8%	34.4%	48.8%	55.1%
Acquisition cost ratio	12.3%	(1.0)%	18.1%	12.2%
General and administrative expense ratio	21.0%	29.4%	9.6%	17.8%
Combined ratio	104.1%	62.8%	76.5%	85.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended March 31,
	2014	2013
United States	$520,773	$478,443
Bermuda	229,631	228,672
Europe	103,336	86,509
Singapore	41,940	38,113
Hong Kong	4,883	5,344
Canada	830	—
Total gross premiums written	$901,393	$837,081

Europe includes gross premiums written attributable to Switzerland of $44,293 and $40,806 for the three months ended March 31, 2014 and 2013, respectively.

13. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2014, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

The Company entered into a 20-year mortgage commitment with a Swiss bank for a company-used office building in Zug, Switzerland. The total proceeds to be received under the mortgage are CHF 18,000 with a fixed annual interest rate of 3.2% payable quarterly. The mortgage payments will be CHF 300 per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage. The Company will receive the proceeds from the bank during the fourth quarter of 2014 at which time the Company will recognize the mortgage loan liability in its consolidated balance sheets.

In conjunction with the above mortgage commitment, the Company entered into a three-year credit facility with a Swiss bank that provides up to CHF 5,000 for general corporate purposes; however, the Company will use the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of March 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,893,350	$—	$7,893,350
Cash and cash equivalents	22,557	1,047	542,198	—	565,802
Insurance balances receivable	—	—	839,630	—	839,630
Funds held	—	—	447,801	—	447,801
Reinsurance recoverable	—	—	1,280,525	—	1,280,525
Net deferred acquisition costs	—	—	167,104	—	167,104
Goodwill and intangible assets	—	—	316,574	—	316,574
Balances receivable on sale of investments	—	—	198,640	—	198,640
Investments in subsidiaries	3,434,192	4,026,535	—	(7,460,727)	—
Due from subsidiaries	187,571	30,569	20,751	(238,891)	—
Other assets	2,079	4,321	618,339	—	624,739
Total assets	$3,646,399	$4,062,472	$12,324,912	$(7,699,618)	$12,334,165
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,856,798	$—	$5,856,798
Unearned premiums	—	—	1,627,658	—	1,627,658
Reinsurance balances payable	—	—	160,041	—	160,041
Balances due on purchases of investments	—	—	171,442	—	171,442
Senior notes	—	798,573	—	—	798,573
Due to subsidiaries	10,565	10,186	218,140	(238,891)	—
Other liabilities	19,156	14,583	69,236	—	102,975
Total liabilities	29,721	823,342	8,103,315	(238,891)	8,717,487
Total shareholders’ equity	3,616,678	3,239,130	4,221,597	(7,460,727)	3,616,678
Total liabilities and shareholders’ equity	$3,646,399	$4,062,472	$12,324,912	$(7,699,618)	$12,334,165

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

As of December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,712,036	$—	$7,712,036
Cash and cash equivalents	10,790	2,775	518,371	—	531,936
Insurance balances receivable	—	—	664,731	—	664,731
Funds held	—	—	632,430	—	632,430
Reinsurance recoverable	—	—	1,234,504	—	1,234,504
Net deferred acquisition costs	—	—	126,661	—	126,661
Goodwill and intangible assets	—	—	317,207	—	317,207
Balances receivable on sale of investments	—	—	76,544	—	76,544
Investments in subsidiaries	3,413,001	4,018,619	—	(7,431,620)	—
Due from subsidiaries	111,172	122,846	123,479	(357,497)	—
Other assets	1,757	4,671	643,353	—	649,781
Total assets	$3,536,720	$4,148,911	$12,049,316	$(7,789,117)	$11,945,830
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,766,529	$—	$5,766,529
Unearned premiums	—	—	1,396,256	—	1,396,256
Reinsurance balances payable	—	—	173,023	—	173,023
Balances due on purchases of investments	—	—	104,740	—	104,740
Senior notes	—	798,499	—	—	798,499
Due to subsidiaries	12,945	110,534	234,018	(357,497)	—
Other liabilities	3,949	17,797	165,211	—	186,957
Total liabilities	16,894	926,830	7,839,777	(357,497)	8,426,004
Total shareholders’ equity	3,519,826	3,222,081	4,209,539	(7,431,620)	3,519,826
Total liabilities and shareholders’ equity	$3,536,720	$4,148,911	$12,049,316	$(7,789,117)	$11,945,830

The investment in subsidiaries and total shareholders' equity balances reported above in the Unaudited Condensed Consolidating Balance Sheet for Allied World Bermuda (Subsidiary Issuer) as of December 31, 2013 were reduced by $776,000 from the previously reported amounts to properly record intercompany dividends as a reduction in the investment in subsidiaries balance due to a miscalculation. Since the intercompany dividends were eliminated in consolidation there was no impact to consolidated total shareholders' equity.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended March 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$530,285	$—	$530,285
Net investment income	2	—	47,617	—	47,619
Net realized investment losses	—	—	54,205	—	54,205
Net losses and loss expenses	—	—	(275,286)	—	(275,286)
Acquisition costs	—	—	(67,722)	—	(67,722)
General and administrative expenses	(8,914)	(2,391)	(69,035)	—	(80,340)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,848)	(686)	—	(14,534)
Foreign exchange gain (loss)	(2)	33	(80)	—	(49)
Income tax (expense) benefit	(409)	—	(16,164)	—	(16,573)
Equity in earnings of consolidated subsidiaries	186,295	199,007	—	(385,302)	—
NET INCOME (LOSS)	$176,972	$182,801	$202,501	$(385,302)	$176,972
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$176,972	$182,801	$202,501	$(385,302)	$176,972

Three Months Ended March 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$463,228	$—	$463,228
Net investment income	7	2	33,379	—	33,388
Net realized investment gains	—	—	79,637	—	79,637
Net losses and loss expenses	—	—	(255,178)	—	(255,178)
Acquisition costs	—	—	(56,685)	—	(56,685)
General and administrative expenses	(10,986)	(457)	(71,237)	—	(82,680)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,830)	(304)	—	(14,134)
Foreign exchange gain (loss)	272	(95)	(2,695)	—	(2,518)
Income tax (expense) benefit	—	—	(5,433)	—	(5,433)
Equity in earnings of consolidated subsidiaries	169,699	181,480	—	(351,179)	—
NET INCOME (LOSS)	$158,992	$167,100	$184,079	$(351,179)	$158,992
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$158,992	$167,100	$184,079	$(351,179)	$158,992

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Three Months Ended March 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$94,128	$(1,728)	$212,382	$—	$304,782
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(1,568,993)	—	(1,568,993)
Purchases of other invested assets	—	—	(779,934)	—	(779,934)
Sales of trading securities	—	—	1,494,648	—	1,494,648
Sales of other invested assets	—	—	663,237	—	663,237
Other	—	—	2,487	—	2,487
Net cash provided by (used in) investing activities	—	—	(188,555)	—	(188,555)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(16,732)	—	—	—	(16,732)
Proceeds from the exercise of stock options	3,030	—	—	—	3,030
Share repurchases	(68,659)	—	—	—	(68,659)
Net cash provided by (used in) financing activities	(82,361)	—	—	—	(82,361)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,767	(1,728)	23,827	—	33,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,790	2,775	518,371	—	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,557	$1,047	$542,198	$—	$565,802

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$59,772	$5,859	$(54,117)	$—	$11,514
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(1,330,735)	—	(1,330,735)
Purchases of other invested assets	—	—	(54,026)	—	(54,026)
Sales of trading securities	—	—	1,188,307	—	1,188,307
Sales of other invested assets	—	—	97,989	—	97,989
Other	—	—	114,407	—	114,407
Net cash provided by (used in) investing activities	—	—	15,942	—	15,942
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(12,981)	—	—	—	(12,981)
Proceeds from the exercise of stock options	2,472	—	—	—	2,472
Share repurchases	(36,245)	—	—	—	(36,245)
Net cash provided by (used in) financing activities	(46,754)	—	—	—	(46,754)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,018	5,859	(38,175)	—	(19,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,997	11,324	650,558	—	681,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,015	$17,183	$612,383	$—	$662,581

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $94,000 and $90,000 for the three months ended March 31, 2014 and 2013, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

15. SUBSEQUENT EVENTS

On April 3, 2014, the Company paid a quarterly dividend of $0.50 per share to shareholders of record on March 25, 2014.

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

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2014 (the “2013 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Bermuda, Canada, Europe, Hong Kong, Singapore, and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of March 31, 2014, we had approximately $12.3 billion of total assets, $3.6 billion of total shareholders’ equity and $4.4 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended March 31, 2014, we continued to grow our business, in particular in the United States and Europe, as we entered new lines of business and added scale to our existing lines of business. We experienced positive rate improvements in certain lines of business, such as general casualty, primary casualty and professional liability in our U.S. insurance segment. However, we did experience negative rate changes in our general property line of business in both our U.S. insurance and international insurance segments, as well as negative rate changes in our European casualty lines of business in the international insurance segment. As a result, our consolidated gross premiums written increased by $64.3 million, or 7.7%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Overall our combined ratio is lower by 5.2 percentage points, driven by benign property loss activity during the quarter and lower expenses primarily driven by lower employee stock-based compensation. Each of our operating segments reported higher underwriting income and lower combined ratios during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Also during the quarter, we received approval from Lloyd’s, the Prudential Regulation Authority and the Financial Conduct Authority to establish our own Lloyd’s managing agent, Allied World Managing Agency Limited, effective April 1, 2014, to manage Allied World’s syndicate 2232.

Our net income increased by $18.0 million to $177.0 million compared to the three months ended March 31, 2013. The increase was primarily due to the higher underwriting income reported by each of our operating segments partially offset by lower total investment return and higher income tax expense.

Financial Highlights

	Three Months Ended March 31,
	2014	2013
	($ in millions except share, per share and percentage data)
Gross premiums written	$901.4	$837.1
Net income	177.0	159.0
Operating income	129.9	84.2
Basic earnings per share:
Net income	$5.33	$4.59
Operating income	$3.91	$2.43
Diluted earnings per share:
Net income	$5.23	$4.49
Operating income	$3.84	$2.38
Weighted average common shares outstanding:
Basic	33,181,729	34,613,606
Diluted	33,861,554	35,431,843
Basic book value per common share	$109.90	$99.11
Diluted book value per common share	$107.05	$96.50
Annualized return on average equity (ROAE), net income	19.8%	18.8%
Annualized ROAE, operating income	14.6%	10.0%

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

Operating income and operating income per share

Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results excluding, as applicable, net realized investment gains or losses, net foreign exchange gain or loss, and other non-recurring items. We exclude net realized investment gains or losses, net foreign exchange gain or loss and any other non-recurring items from our calculation of operating income because these amounts are heavily influenced by and fluctuate in part according to the availability of market opportunities and other factors. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended March 31,
	2014	2013
	($ in millions, except share, per share and percentage data)
Net income	$177.0	$159.0
Add after tax effect of:
Net realized investment (gains) losses	(47.2)	(77.3)
Foreign exchange loss (gain)	0.1	2.5
Operating income	$129.9	$84.2
Basic per share data:
Net income	$5.33	$4.59
Add after tax effect of:
Net realized investment (gains) losses	(1.42)	(2.23)
Foreign exchange loss (gain)	—	0.07
Operating income	$3.91	$2.43
Diluted per share data:
Net income	$5.23	$4.49
Add after tax effect of:
Net realized investment (gains) losses	(1.39)	(2.18)
Foreign exchange loss (gain)	—	0.07
Operating income	$3.84	$2.38

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of March 31,
	2014	2013
	($ in millions, except share and per share data)
Price per share at period end	$103.19	$92.72
Total shareholders’ equity	$3,616.7	$3,432.0
Basic common shares outstanding	32,908,821	34,626,361
Add:
Unvested restricted stock units	174,415	91,159
Performance-based equity awards	207,092	272,062
Employee share purchase plan	5,572	5,616
Dilutive stock options outstanding	920,101	1,166,137
Weighted average exercise price per share	$48.33	$47.34
Deduct:
Options bought back via treasury method	(430,938)	(595,451)
Common shares and common share equivalents outstanding	33,785,063	35,565,884
Basic book value per common share	$109.90	$99.11
Diluted book value per common share	$107.05	$96.50

Annualized return on average equity

Annualized return on average shareholders’ equity (“ROAE”) is calculated using average shareholders’ equity. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity.

	Three Months Ended March 31,
	2014	2013
	($ in millions except percentage data)
Opening shareholders’ equity	$3,519.8	$3,326.3

Closing shareholders’ equity	$3,616.7	$3,432.0

Average shareholders’ equity	$3,568.3	$3,379.1

Net income available to shareholders	$177.0	$159.0
Annualized return on average shareholders’ equity — net income available to shareholders	19.8%	18.8%
Operating income available to shareholders	$129.9	$84.2
Annualized return on average shareholders’ equity — operating income available to shareholders	14.6%	10.0%

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

Critical Accounting Policies
It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies, please refer to our 2013 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Revenues
Gross premiums written	$901.4	$837.1
Net premiums written	$771.6	$695.1
Net premiums earned	$530.3	$463.2
Net investment income	47.6	33.4
Net realized investment gains (losses)	54.2	79.6
	$632.1	$576.2
Expenses
Net losses and loss expenses	$275.3	$255.1
Acquisition costs	67.7	56.7
General and administrative expenses	80.3	82.7
Amortization of intangible assets	0.6	0.6
Interest expense	14.6	14.1
Foreign exchange loss	0.1	2.6
	$438.6	$411.8
Income before income taxes	193.5	164.4
Income tax expense	16.5	5.4
Net income	$177.0	$159.0
Ratios
Loss and loss expense ratio	51.9%	55.1%
Acquisition cost ratio	12.8%	12.2%
General and administrative expense ratio	15.2%	17.8%
Expense ratio	28.0%	30.0%
Combined ratio	79.9%	85.1%

Comparison of Three Months Ended March 31, 2014 and 2013

Premiums

Gross premiums written increased by $64.3 million, or 7.7%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The overall increase in gross premiums written was primarily the result of the following:

•
U.S. insurance: Gross premiums written increased by $13.9 million, or 5.4%. The increase in gross premiums written was primarily due to $10.4 million of new business growth from new lines of business and new insureds during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as well as premium rate increases across most lines of business. This was particularly evident in our general casualty, programs, inland marine and environmental lines of business that had an overall increase in gross premiums written of $26.2 million. This growth was partially offset by the non-renewal of business, particularly in our healthcare line of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions);

•
International insurance: Gross premiums written increased by $5.9 million, or 4.6%. The increase was primarily due to continued growth from new initiatives and new lines of business. Our new aviation and marine cargo business contributed $4.4 million of gross premiums written during the current quarter. The professional liability line of business grew by $4.5 million on new business writings in European errors and omissions ("E&O") and mergers and acquisitions classes of business. This growth was partially offset by the general casualty line of business, which decreased by $3.9 million compared to the prior period, due to $3.5 million of non-recurring business in 2013; and

•
Reinsurance: Gross premiums written increased by $44.5 million, or 9.8%. The increase was driven primarily by new business and increased renewals across several major product lines and the timing of renewals that were renewed during the current quarter but were previously bound subsequent to the quarter ended March 31, 2013. In our property reinsurance lines of business, we had increased premiums of approximately $15.5 million from our collateralized property catastrophe reinsurance program through Aeolus Re, Ltd. ("Aeolus Re"), as well as growth of $17.7 million from our U.S. property reinsurance operations. In our specialty lines of business, our crop reinsurance line of business increased gross premiums written by $13.8 million primarily due to increases on renewals, timing of renewals and new business. Partially offsetting these increases in gross premiums written were non-renewals of certain treaties, particularly in our casualty reinsurance line of business, either due to poor terms and conditions or the cedents not renewing their reinsurance or finding other reinsurance alternatives, and net downward premium adjustments on inforce treaties.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
United States	$520.8	$478.4	$42.4	8.9%
Bermuda	229.6	228.7	0.9	0.4%
Europe	103.3	86.5	16.8	19.4%
Asia	46.9	43.5	3.4	7.8%
Canada	0.8	—	0.8	n/a
	$901.4	$837.1	$64.3	7.7%

Net premiums written increased by $76.5 million, or 11.0%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in net premiums written was due to the increase in gross premiums written and non-renewing our collaterlized retrocessional catastrophe cover in our reinsurance segment, which reduced ceded premiums written and therefore increased net premiums written. These increases were partially offset by new reinsurance treaties in support of the aviation, marine cargo, primary construction and small- to medium-sized enterprise lines of business entered into during the three months ended March 31, 2014 that we did not have in place during the three months ended March 31, 2013 and recognizing annual ceded premiums written at the inception of treaties that have contractual minimum premiums. Previously, we recognized ceded premiums written on these agreements based on the actual premiums ceded each quarter. This change resulted in the acceleration of ceded premiums written of $4.9 million in our international insurance segment to this quarter, but had no impact on net premiums earned. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 14.4% of gross premiums written for the three months ended March 31, 2014 compared to 17.0% for the same period in 2013. The decrease was primarily due to the non-renewal of the collaterlized retrocessional catastrophe cover in our reinsurance segment, which reduced the ratio by 3.1 percentage points.

Net premiums earned increased by $67.1 million, or 14.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of higher premiums earned in each of our operating segments.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
U.S. insurance	29.9%	30.5%	40.0%	40.7%
International insurance	14.9%	15.4%	16.7%	18.2%
Reinsurance	55.2%	54.1%	43.3%	41.1%
Total	100.0%	100.0%	100.0%	100.0%

Gross premiums written by our reinsurance segment typically accounts for the largest portion of gross premiums written during the first quarter of a calendar year as many reinsurance contracts have January 1st renewal dates.

Net Investment Income

Net investment income increased by $14.2 million, or 42.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was due to higher income across most asset classes such as our fixed maturity investments, our equity method investments owned through Allied World Financial Services, Inc. and our hedge fund and private equity investments. We reported $7.4 million of earnings from our equity method investments during the three months ended March 31, 2014, whereas we did not report any earnings during the comparative prior period. The earnings from our equity method investments can fluctuate from period to period based on the performance of each equity method investment and the seasonality of their results, and as such the current period earnings may not be indicative of the performance in future periods. The annualized period book yield of the investment portfolio for the three months ended March 31, 2014 and 2013 was 2.3% and 1.6%, respectively.

As of March 31, 2014, we held 11.5% of our total investments and cash equivalents in other invested assets compared to 9.7% as of March 31, 2013.

Investment management expenses of $3.8 million and $4.3 million were incurred during the three months ended March 31, 2014 and 2013, respectively. The decrease of $0.5 million, or 11.8%, was due to better terms with our investment portfolio managers.

As of March 31, 2014, approximately 89.6% of our fixed income investments consisted of investment grade securities. As of March 31, 2014 and December 31, 2013, the average credit rating of our fixed income portfolio was AA- as rated by Standard & Poor’s.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$7.5	$21.9
Equity securities, trading	36.2	9.8
Other invested assets: hedge funds and private equity, trading	6.4	5.6
Total net realized gains on sale	50.1	37.3
Net realized and unrealized losses on derivatives	(12.9)	(1.0)
Mark-to-market gains (losses):
Fixed maturity investments, trading	22.5	(16.5)
Equity securities, trading	(21.6)	33.0
Other invested assets: hedge funds and private equity, trading	16.2	26.8
Total mark-to-market gains	17.1	43.3
Net realized investment gains	$54.3	$79.6

The total return of our investment portfolio was 1.2% and 1.3% for the three months ended March 31, 2014 and 2013, respectively. The slight decrease in total return is primarily due to lower stock price appreciation of our equity securities during the three months ended March 31, 2014 compared to three months ended March 31, 2013 partially offset by gains in our fixed maturity investments portfolio. The increased realized and unrealized losses on derivatives was a result of entering into contracts to hedge against rising interest rates, however, market interest rates decreased during the quarter, generating a loss on derivatives.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $20.2 million, or 7.9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Dollar	Change in Percentage
	Amount	% of NPE (1)	Amount	% of NPE (1)	Change	Points
			($ in millions)
Non-catastrophe	$324.2	61.1%	$299.2	64.6%	$25.0	(3.5)
Property catastrophe	—	—	—	—	—	—
Current period	324.2	61.1	299.2	64.6	25.0	(3.5)
Prior period	(48.9)	(9.2)	(44.1)	(9.5)	(4.8)	0.3
Net losses and loss expenses	$275.3	51.9%	$255.1	55.1%	$20.2	(3.2)
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the overall growth of our operations. The reduction in the current year non-catastrophe losses and loss expenses ratio was primarily due to lower reported loss activity in our property lines of business during the three months ended March 31, 2014 compared to the three months March 31, 2013, and an increase to the loss adjustment expense reserve during the three months ended March 31, 2013 that did not occur during the three months ended March 31, 2014, which reduced the current year non-catastrophe loss and loss adjustment expense ratio by 1.7 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2014 and March 31, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $48.9 million during the three months ended March 31, 2014 compared to net favorable reserve development of $44.1 million for the three months ended March 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
U.S. insurance	$(3.1)	$—	$—	$0.2	$(0.5)	$(0.3)	$(0.1)	$4.5	$0.1	$—	$0.8
International insurance	3.9	(2.3)	(2.6)	(17.8)	(5.8)	(5.8)	(4.4)	(5.0)	(1.4)	11.8	(29.4)
Reinsurance	(1.4)	0.8	(1.4)	(2.1)	(1.7)	0.2	1.5	0.2	(2.1)	(14.3)	(20.3)
	$(0.6)	$(1.5)	$(4.0)	$(19.7)	$(8.0)	$(5.9)	$(3.0)	$(0.3)	$(3.4)	$(2.5)	$(48.9)

The net unfavorable prior year reserve development in the U.S. insurance segment for the 2011 loss year was in our healthcare line of business and was due to adverse development on several claims above our previous expectations in the managed care E&O class of business and higher than expected loss frequency in the medical malpractice class of business. The favorable prior year reserve development in the international insurance segment for the 2007 loss year was due to favorable reserve development on an individual professional liability claim and the unfavorable reserve development for the 2013 loss year was due to a single claim in our healthcare line of business. The net favorable prior year reserve development in our reinsurance segment for the 2013 loss year was primarily due to benign property loss activity, and therefore reported losses were less than our expectations.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended March 31, 2013.

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

The unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit directors’ and officers’ (“D&O”), healthcare D&O and E&O products. The healthcare D&O emergence was largely driven by two large claims, both in excess of $3 million. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended March 31,		Dollar
	2014	2013	Change
	($ in millions)
Net losses paid	$232.3	$244.6	$(12.3)
Net change in reported case reserves	(51.1)	9.0	(60.1)
Net change in IBNR	94.1	1.5	92.6
Net losses and loss expenses	$275.3	$255.1	$20.2

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,532.0	$4,504.4
Incurred related to:
Current period non-catastrophe	324.2	299.2
Prior period	(48.9)	(44.1)
Total incurred	275.3	255.1
Paid related to:
Current period non-catastrophe	3.7	3.5
Prior period	228.6	241.1
Total paid	232.3	244.6
Foreign exchange revaluation	1.3	(5.2)
Net reserve for losses and loss expenses, March 31	4,576.3	4,509.7
Losses and loss expenses recoverable	1,280.5	1,163.5
Reserve for losses and loss expenses, March 31	$5,856.8	$5,673.2

Acquisition Costs

Acquisition costs increased by $11.0 million, or 19.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in acquisition costs was due to the growth in premiums and related acquisition costs. Acquisition costs as a percentage of net premiums earned were 12.8% for the three months ended March 31, 2014 compared to 12.2% for the same period in 2013. The higher acquisition cost ratio is driven from our U.S. insurance segment.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million, or 2.9%, for the three months ended March 31, 2014 compared to the same period in 2013. Our general and administrative expense ratio was 15.2% and 17.8% for the three months ended March 31, 2014 and 2013, respectively. The decrease in general and administrative expenses was primarily due to lower stock-based compensation partially offset by higher salary related costs due to higher headcount as our average headcount increased by 15%. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each award at the period ending share price. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price decreased 9% for the three months ended March 31, 2014, compared to a 18% increase for the same period in 2013.

Amortization of Intangible Assets

The amortization of intangible assets was unchanged for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Interest Expense

Interest expense increased by $0.5 million, or 3.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 reflecting increased letter of credit facility charges.

Net Income

Net income for the three months ended March 31, 2014 was $177.0 million compared to net income of $159.0 million for the three months ended March 31, 2013. The $18.0 million increase was primarily the result of higher underwriting income from each of our operating segments. Income tax expense for the three months ended March 31, 2014 increased by $11.1 million compared to the three months ended March 31, 2013. The increase in income tax expense was primarily due to higher taxable income in our U.S. operations.

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

U.S. Insurance Segment. The U.S. insurance segment includes our direct specialty insurance operations in the United States and Canada. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts.

International Insurance Segment. The international insurance segment includes our direct insurance operations in Bermuda, Europe, Singapore, Labuan and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts from our Bermuda office and direct property and specialty casualty to our non-North American domiciled accounts from our European, Singapore and Hong Kong offices.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Revenues
Gross premiums written	$269.9	$256.0
Net premiums written	202.7	192.3
Net premiums earned	212.1	188.4
Expenses
Net losses and loss expenses	$142.0	$133.3
Acquisition costs	27.5	23.1
General and administrative expenses	37.4	39.6
Underwriting income (loss)	$5.2	$(7.6)
Ratios
Loss and loss expense ratio	66.9%	70.8%
Acquisition cost ratio	13.0%	12.3%
General and administrative expense ratio	17.6%	21.0%
Expense ratio	30.6%	33.3%
Combined ratio	97.5%	104.1%

Comparison of Three Months Ended March 31, 2014 and 2013

Premiums. Gross premiums written increased by $13.9 million, or 5.4%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase in gross premiums written was primarily due to $10.4 million of new business growth from new lines of business and new insureds during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as well as premium rate increases across most lines of business. This was particularly evident in our general casualty, programs, inland marine and environmental lines of business that had an overall increase in gross premiums written of $26.2 million. This growth was partially offset by the non-renewal of business, particularly in our healthcare line of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
General casualty	$79.2	$66.9	$12.3	18.4%
Professional liability	62.2	63.1	(0.9)	(1.4)%
Programs	39.0	32.9	6.1	18.5%
Healthcare	34.4	53.5	(19.1)	(35.7)%
General property	19.0	19.7	(0.7)	(3.6)%
Inland marine	12.1	8.0	4.1	51.3%
Environmental	10.3	6.6	3.7	56.1%
Other*	13.7	5.4	8.3	153.7%
	$269.9	$256.0	$13.9	5.4%
________________________

*	Includes our primary construction, mergers and acquisitions and surety lines of business.

Net premiums written increased by $10.4 million, or 5.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 consistent with the increase in gross premiums written. We ceded 24.9% of gross premiums written for the three months ended March 31, 2014 and March 31, 2013.

Net premiums earned increased by $23.7 million, or 12.6%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was due to the continued growth of our U.S. insurance operations during 2013 and into 2014.

Net losses and loss expenses. Net losses and loss expenses increased by $8.7 million, or 6.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$141.2	66.5%	$122.8	65.2%	$18.4	1.3 Pts
Property catastrophe	—	—	—	—	—	—
Current period	141.2	66.5	122.8	65.2	18.4	1.3
Prior period	0.8	0.4	10.5	5.6	(9.7)	(5.2)
Net losses and loss expenses	$142.0	66.9%	$133.3	70.8%	$8.7	(3.9) Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to growth of the business, while the increase in the current year non-catastrophe losses and loss expense ratio was primarily due to mix of business and increased loss adjustment expenses across several lines of business.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2014 and March 31, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $0.8 million during the three months ended March 31, 2014 compared to net unfavorable reserve development of $10.5 million for the three months ended March 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(2.9)	$—	$—	$(0.5)	$(2.3)	$0.3	$(0.1)	$2.0	$—	$—	$(3.5)
Programs	—	—	—	1.0	1.6	(3.0)	—	(1.0)	(0.2)	—	(1.6)
Healthcare	(0.2)	—	—	(0.3)	0.2	2.0	—	4.3	1.8	—	7.8
Professional liability	—	—	—	—	—	0.4	—	(0.5)	(1.2)	—	(1.3)
Inland Marine	—	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.6)
	$(3.1)	$—	$—	$0.2	$(0.5)	$(0.3)	$(0.1)	$4.5	$0.1	$—	$0.8

The net unfavorable prior year reserve development in the healthcare lines of business is due to adverse development on several claims above our previous expectations in the managed care E&O class of business and higher than expected loss frequency in the medical malpractice class of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2013
	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$—	$(0.4)	$(0.3)	$—	$(3.3)	$(1.7)	$(0.2)	$—	$1.2	$—	$(4.7)
Programs	—	—	—	—	(1.6)	0.1	(0.6)	(0.9)	(0.4)	1.4	(2.0)
General property	—	—	—	—	—	—	(1.4)	2.3	(0.1)	2.0	2.8
Healthcare	(0.1)	(0.3)	(0.9)	(1.0)	(0.8)	(2.6)	0.1	(0.6)	3.0	6.8	3.6
Professional liability	—	(0.5)	(0.9)	(0.5)	(1.2)	0.5	(0.6)	(0.9)	0.8	13.3	10.0
Other	—	—	—	—	—	—	—	—	—	0.8	0.8
	$(0.1)	$(1.2)	$(2.1)	$(1.5)	$(6.9)	$(3.7)	$(2.7)	$(0.1)	$4.5	$24.3	$10.5

The unfavorable reserve development for the 2011 and 2012 loss years was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare D&O and E&O products. The healthcare D&O emergence was largely driven by two large claims, both in excess of $3 million. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency.

Acquisition costs. Acquisition costs increased by $4.4 million, or 19.0%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was driven by the growth in premiums and higher commission and brokerage rates compared to last year due to changes in the mix of business and higher rates charged by brokers. The acquisition cost ratio was 13.0% and 12.3% for the three months ended March 31, 2014 and 2013, respectively, due to the mix of business and higher rates discussed above.

General and administrative expenses. General and administrative expenses decreased by $2.2 million, or 5.6%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to lower stock-based compensation expense partially offset by higher salary related costs as we continue to grow our U.S. insurance operations. The general and administrative expense ratio decreased to 17.6% for the three months ended March 31, 2014 from 21.0% for the same period in 2013, reflecting lower expenses and higher net premiums earned.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Revenues
Gross premiums written	$134.4	$128.5
Net premiums written	75.5	77.7
Net premiums earned	88.4	84.2
Expenses
Net losses and loss expenses	$23.6	$28.9
Acquisition costs	(0.9)	(0.8)
General and administrative expenses	24.8	24.8
Underwriting income	$40.9	$31.3
Ratios
Loss and loss expense ratio	26.7%	34.4%
Acquisition cost ratio	(1.1)%	(1.0)%
General and administrative expense ratio	28.0%	29.4%
Expense ratio	26.9%	28.4%
Combined ratio	53.6%	62.8%

Comparison of Three Months Ended March 31, 2014 and 2013

Premiums. Gross premiums written increased by $5.9 million, or 4.6%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily due to continued growth from new initiatives and new lines of business. Our new aviation and marine cargo business contributed $4.4 million of gross premiums written during the current quarter. The professional liability line of business grew $4.5 million on new business writings in European E&O and mergers and acquisitions classes of business. This growth was partially offset by the general casualty line of business, which decreased by $3.9 million compared to the prior period, due to $3.5 million of non-recurring business in 2013.
The table below illustrates our gross premiums written by underwriter location for our international insurance operations.

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Bermuda	$79.9	$85.2	$(5.3)	(6.2)%
Europe	49.0	37.6	11.4	30.3%
Asia	5.5	5.7	(0.2)	(3.5)%
	$134.4	$128.5	$5.9	4.6%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
Professional liability	$37.6	$33.1	$4.5	13.6%
General property	36.6	38.7	(2.1)	(5.4)%
Healthcare	27.2	26.5	0.7	2.6%
General casualty	20.1	24.0	(3.9)	(16.3)%
Trade credit	8.5	6.2	2.3	37.1%
Aviation	2.9	—	2.9	n/a
Other*	1.5	—	1.5	n/a
	$134.4	$128.5	$5.9	4.6%
________________________

*	Includes our marine cargo line of business.

Net premiums written decreased by $2.2 million, or 2.8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in net premiums written was due to higher ceded premiums. We ceded 43.8% of gross premiums written for the three months ended March 31, 2014 compared to 39.5% for the three months ended March 31, 2013. The increase was primarily due to ceded premiums written of $6.1 million from new reinsurance contracts for our aviation, marine cargo and small-to medium-sized enterprise lines of business that were in place during the three months ended March 31, 2014 but were not in place during the three months ended March 31, 2013. Included in the $6.1 million of additional ceded premium was $4.9 million of ceded premiums written due to recognizing annual ceded premiums written at the inception of the treaty rather than ratably over the contract period for those reinsurance contracts where there is a contractual minimum premium.

Net premiums earned increased by $4.2 million, or 5.0%, primarily due to higher net premiums written during 2013.

Net losses and loss expenses. Net losses and loss expenses decreased by $5.3 million, or 18.3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$53.0	59.9%	$58.6	69.7%	$(5.6)	(9.8) Pts
Property catastrophe	—	—	—	—	—	—
Current period	53.0	59.9	58.6	69.7	(5.6)	(9.8)
Prior period	(29.4)	(33.2)	(29.7)	(35.3)	0.3	2.1
Net losses and loss expenses	$23.6	26.7%	$28.9	34.4%	$(5.3)	(7.7) Pts

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to an increase to the loss adjustment expense reserve during the three months ended March 31, 2013 that did not occur during the three months ended March 31, 2014, which reduced the current year non-catastrophe loss and loss adjustment expense reserve by 9.7 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2014 and March 31, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our international insurance segment recorded net favorable reserve development of $29.4 million during the three months ended March 31, 2014 compared to net favorable reserve development of $29.7 million for the three months ended March 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$4.4	$(0.7)	$(1.3)	$(2.1)	$(4.1)	$(2.7)	$(4.7)	$(0.1)	$—	$—	$(11.3)
General property	(0.3)	0.3	(0.1)	(1.0)	(0.3)	(0.5)	0.5	(3.2)	(2.3)	(4.2)	(11.1)
Professional liability	(0.2)	(0.9)	(0.3)	(13.7)	(0.6)	(2.6)	(0.1)	(0.4)	(0.1)	—	(18.9)
Healthcare	—	(1.0)	(0.9)	(1.0)	(0.8)	—	—	(0.3)	—	16.0	12.0
Trade Credit	—	—	—	—	—	—	(0.1)	(1.0)	1.0	—	(0.1)
	$3.9	$(2.3)	$(2.6)	$(17.8)	$(5.8)	$(5.8)	$(4.4)	$(5.0)	$(1.4)	$11.8	$(29.4)

The unfavorable prior year reserve development in the healthcare line of business for the 2013 loss year related to a single claim. The favorable prior year reserve development in the professional liability line of business for the 2007 loss year was primarily due to favorable reserve development on an individual claim.

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

Acquisition costs. Acquisition costs decreased by $0.1 million, or 12.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The acquisition cost ratio was negative 1.1% for the three months ended March 31, 2014 and negative 1.0% for the three months ended March 31, 2013. The negative cost represents ceding commissions received on ceded premiums, that have been earned, in excess of the brokerage fees and commissions paid on gross premiums written, that have been amortized. The ceding commission income also covers costs that are expensed as incurred. The higher negative acquisition cost ratio is primarily due to additional ceding commission income earned on the new aviation reinsurance contracts and increased ceding commission income on certain renewals.

General and administrative expenses. General and administrative expenses were unchanged for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. While the total general and administrative expenses were unchanged, we did have increased salary and related costs as we continue to grow our international operations, however this was offset by lower stock-based compensation expense. The general and administrative expense ratio was 28.0% and 29.4% for the three months ended March 31, 2014 and 2013, respectively. The decrease in the general and administrative expense ratio was due to higher growth in net premiums earned relative to expenses.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Revenues
Gross premiums written	$497.1	$452.6
Net premiums written	493.4	425.1
Net premiums earned	229.8	190.6
Expenses
Net losses and loss expenses	$109.7	$92.9
Acquisition costs	41.2	34.4
General and administrative expenses	18.1	18.3
Underwriting income	$60.8	$45.0
Ratios
Loss and loss expense ratio	47.7%	48.8%
Acquisition cost ratio	17.9%	18.1%
General and administrative expense ratio	7.9%	9.6%
Expense ratio	25.8%	27.7%
Combined ratio	73.5%	76.5%

Comparison of Three Months Ended March 31, 2014 and 2013

Premiums. Gross premiums written increased by $44.5 million, or 9.8%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was driven primarily by new business and increased renewals across several major product lines and the timing of renewals that were renewed during the current quarter but were previously bound subsequent to the quarter ended March 31, 2013. In our property reinsurance lines of business, we had increased premiums of approximately $15.5 million from our collateralized property catastrophe reinsurance program through Aeolus Re, as well as growth of $17.7 million from our U.S. property reinsurance operations. In our specialty lines of business, our crop reinsurance line of business increased gross premiums written by $13.8 million primarily due to increases on renewals, timing of renewals and new business. Partially offsetting these increases in gross premiums written were non-renewals of certain treaties, particularly in our casualty reinsurance line of business, either due to poor terms and conditions or the cedents not renewing their reinsurance or finding other reinsurance alternatives, and net downward premium adjustments on inforce treaties.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
United States	$251.7	$222.4	$29.3	13.2%
Bermuda	149.7	143.5	6.2	4.3%
Europe	54.4	49.0	5.4	11.0%
Asia	41.3	37.7	3.6	9.5%
	$497.1	$452.6	$44.5	9.8%

The increase in gross premiums written for the U.S. was primarily due to the growth of the property reinsurance and crop reinsurance lines of business.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Property	$250.5	$211.6	$38.9	18.4%
Specialty	161.5	143.4	18.1	12.6%
Casualty	85.1	97.6	(12.5)	(12.8)%
	$497.1	$452.6	$44.5	9.8%

Net premiums written increased by $68.3 million, or 16.1%, due the increase in gross premiums written as well as not renewing the collateralized retrocessional catastrophe cover. We decided not to renew the collateralized retrocessional catastrophe cover as we believe our current estimate of probable maximum losses from catastrophes are within acceptable levels.

Net premiums earned increased by $39.2 million, or 20.6%, as a result of the increase in net premiums written during 2013 and into 2014, as well as the reduction in ceded earned premium related to the non-renewal of the collateralized retrocessional catastrophe cover.

Net losses and loss expenses. Net losses and loss expenses increased by $16.8 million, or 18.1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Dollar	Change in Percentage
	Amount	% of NPE	Amount	% of NPE	Change	Points
			($ in millions)
Non-catastrophe	$130.0	56.5%	$117.8	61.9%	$12.2	(5.4)
Property catastrophe	—	—	—	—	—	—
Current period	130.0	56.5	117.8	61.9	12.2	(5.4)
Prior period	(20.3)	(8.8)	(24.9)	(13.1)	4.6	4.3
Net losses and loss expenses	$109.7	47.7%	$92.9	48.8%	$16.8	(1.1)

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the growth of the business, while the decrease in the current year non-catastrophe losses and loss expense ratio was primarily due to the mix of business with a greater portion of our business being property reinsurance, which carries a lower losses and loss expense ratio than our other reinsurance lines of business, and lower reported large losses during the three months ended March 31, 2014 compared to the three months ended March 31, 2103.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2014 and March 31, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our reinsurance segment recorded net favorable reserve development of $20.3 million during the three months ended March 31, 2014 compared to net favorable reserve development of $24.9 million for the three months ended March 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$—	$—	$(0.1)	$(0.2)	$(0.3)	$(0.1)	$0.6	$(0.7)	$(1.7)	$(13.7)	$(16.2)
Casualty	(1.4)	0.6	(1.3)	(1.9)	(1.4)	0.2	0.8	0.9	0.7	2.2	(0.6)
Specialty	—	0.2	—	—	—	0.1	0.1	—	(1.1)	(2.8)	(3.5)
	$(1.4)	$0.8	$(1.4)	$(2.1)	$(1.7)	$0.2	$1.5	$0.2	$(2.1)	$(14.3)	$(20.3)

The net favorable reserve development in the property reinsurance line of business for the 2013 loss year is due to benign reported loss activity.

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

Acquisition costs. Acquisition costs increased by $6.8 million, or 19.8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was due to the increase in premiums written, as well as increased ceding commission charged by cedents in certain lines of business. The acquisition cost ratio was 17.9% for the three months ended March 31, 2014 compared to 18.1% for the three months ended March 31, 2013. The decrease in the acquisition cost ratio was due to higher earned premium during the current quarter related to the non-renewal of the collateralized retrocessional catastrophe cover partially offset by the increased ceding commission charged by cedents. In the prior period, the collateralized retrocessional catastrophe cover reduced net premiums earned but did not have any offsetting ceding commission income, which caused the acquisition costs ratio to be higher compared to the current quarter.

General and administrative expenses. General and administrative expenses decreased by $0.2 million, or 1.1%, for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in general and administrative expenses was primarily due to lower stock-based compensation expense partially offset by higher salary related costs. The general and administrative expense ratios for the three months ended March 31, 2014 and 2013 were 7.9% and 9.6%, respectively, due to lower expenses and higher net premiums earned.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
	($ in millions)
Case reserves	$626.6	$609.8	$386.7	$441.0	$461.1	$470.1	$1,474.4	$1,520.9
IBNR	1,567.3	1,509.2	1,754.7	1,710.4	1,060.4	1,026.0	4,382.4	4,245.6
Reserve for losses and loss expenses	2,193.9	2,119.0	2,141.4	2,151.4	1,521.5	1,496.1	5,856.8	5,766.5
Reinsurance recoverables	(588.1)	(558.7)	(683.7)	(669.6)	(8.7)	(6.2)	(1,280.5)	(1,234.5)
Net reserve for losses and loss expenses	$1,605.8	$1,560.3	$1,457.7	$1,481.8	$1,512.8	$1,489.9	$4,576.3	$4,532.0

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2014:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$2,193.9	$1,731.9	$2,464.8
International insurance	2,141.4	1,648.1	2,369.2
Reinsurance	1,521.5	1,251.8	1,717.2
Consolidated (1)	5,856.8	4,725.8	6,457.2

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,605.8	$1,269.2	$1,838.4
International insurance	1,457.7	1,109.3	1,626.2
Reinsurance	1,512.8	1,242.8	1,705.6
Consolidated (1)	4,576.3	3,703.5	5,088.0
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in millions)
Ceded case reserves	$229.2	$225.8
Ceded IBNR reserves	1,051.3	1,008.7
Reinsurance recoverable	$1,280.5	$1,234.5

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of March 31, 2014 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, liquidate a portion of our investment portfolio or borrow under our revolving loan facility (see "Credit Facilities" below) in order to meet our short-term liquidity needs.

Our total investments and cash and cash equivalents totaled $8.6 billion as of March 31, 2014, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of March 31, 2014, we held $565.8 million of unrestricted cash and cash equivalents and $942.0 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and "other invested assets" are available to meet our long-term liquidity needs.

As of March 31, 2014, we had $150 million available under our revolving loan facility.

Dividend Restrictions

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2013 Form 10-K.

Cash Flows

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Cash flows provided by operating activities	$303.1	$13.6
Cash flows (used in) provided by investing activities	(188.5)	15.9
Cash flows used in financing activities	(82.4)	(46.8)
Effect of exchange rate changes on foreign currency cash	1.7	(2.0)
Net increase (decrease) in cash and cash equivalents	33.9	(19.3)
Cash and cash equivalents, beginning of period	531.9	681.9
Cash and cash equivalents, end of period	$565.8	$662.6

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

In our casualty lines of business, claims may be reported and settled many years after the coverage period has terminated. As a result, we expect that we will generate significant operating cash flow as we accumulate casualty loss reserves on our balance sheet. In our property lines of business, claims are generally reported and paid within a relatively short period of time and we expect volatility in our operating cash flows as losses are incurred. We expect increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow; however, we do not expect loss payments to exceed the premiums generated. Actual premiums written and collected and losses and loss expenses paid in any period could vary materially from our expectations and could have a significant and adverse effect on operating cash flow.

The increase in cash flows from operations was primarily due to the receipt of $212.3 million of our funds held balance from Aeolus Re, which is included in "funds held" on the unaudited condensed consolidated balance sheets, for the 2013 and prior underwriting years. The return of our funds held balance from Aeolus Re is a function of the performance of each underwriting year. The timing and the amounts received from Aeolus Re can vary significantly, and we could potentially not receive any amounts back.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The change in cash flows (used in) provided by investing activities reflects the net purchases of securities during the three months ended March 31, 2014 compared to net sales during the same period in 2013.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities was due to the $32.4 million increase in share repurchases for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Dividends paid increased as we increased our quarterly dividend per share amount to $0.500 in 2014 from $0.375 in 2013.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2014 and December 31, 2013, 89.6% and 89.3%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	($ in millions)
Due in one year or less	$942.0	$838.8
Due after one year through five years	2,463.5	2,698.8
Due after five years through ten years	726.0	697.8
Due after ten years	68.6	67.0
Mortgage-backed	1,304.1	1,292.5
Asset-backed	564.5	505.9
Total	$6,068.7	$6,100.8

We have investments in "other invested assets", comprising interests in hedge funds, private equity funds, other private securities and high yield loan funds, the carrying value of which was $989.8 million as of March 31, 2014. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of March 31, 2014.

As of March 31, 2014, we had a combined unused letters of credit capacity of $691.3 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the three months ended March 31, 2014, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for a company-used office building in Zug, Switzerland. See "Long-Term Debt" below for additional information regarding the 20-year mortgage commitment. In conjunction with the mortgage commitment, Allied World Assurance Company, AG entered into a three-year credit facility with a Swiss bank that provides up to CHF 5.0 million for general corporate purposes; however, we will use the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

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

As of March 31, 2014 and December 31, 2013, $2,635.9 million and $2,894.4 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2014 and December 31, 2013, a further $1,004.9 million and $1,053.6 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of March 31, 2014 have not changed since December 31, 2013. See Item 1. “Business” in our 2013 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in millions)
Senior notes	$798.6	$798.5
Shareholders’ equity	3,616.7	3,519.8
Total capitalization	$4,415.3	$4,318.3
Debt to total capitalization	18.1%	18.5%

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

Share Repurchases

In May 2012, we established a $500 million share repurchase program. Under the terms of this new share repurchase program, common shares repurchased shall be designated for cancellation and shall be cancelled upon prior shareholder approval. As of March 31, 2014 approximately $166.9 million remained under this share repurchase authorization.

During the three months ended March 31, 2014, our share repurchases were as follows:

Three Months Ended March 31, 2014
($ in millions)
Common shares repurchased	670,732
Total cost of shares repurchased	$68.7
Average price per share	$102.36

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

Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for a company-used office building in Zug, Switzerland. The total proceeds to be received under the mortgage are CHF 18.0 million with a fixed annual interest rate of 3.2% payable quarterly. The mortgage payments will be CHF 0.3 million per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage. We will receive the proceeds from the bank during the fourth quarter of 2014 at which time we will recognize the mortgage loan liability in our consolidated balance sheet.

Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements.

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

In the table below changes in fair values as a result of changes in interest rates are determined by calculating hypothetical March 31, 2014 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$7,079.2	$6,934.2	$6,857.6	$6,779.0	$6,700.5	$6,623.0	$6,472.1
Fair value change from base	300.2	155.2	78.6	—	(78.5)	(156.0)	(306.9)
Change in unrealized appreciation/(depreciation)	4.4%	2.3%	1.2%	—%	(1.2)%	(2.3)%	(4.5)%
In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical March 31, 2014 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$5,153.3	$5,043.4	$4,988.4	$4,933.4	$4,878.4	$4,823.5	$4,713.5
Fair value change from base	219.9	110.0	55.0	—	(55.0)	(109.9)	(219.9)
Change in unrealized appreciation/(depreciation)	4.5%	2.2%	1.1%	—%	(1.1)%	(2.2)%	(4.5)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of March 31, 2014.

	Fair Value March 31, 2014	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$710.4	AAA	8.3%
U.S. government securities	1,135.2	AA+	13.1%
U.S. government agencies	341.2	AA+	4.0%
Non-U.S. government and government agencies	182.4	AA+	2.1%
State, municipalities and political subdivisions	230.7	AA	2.7%
Mortgage-backed securities (“MBS”):
Agency MBS	702.0	AA+	8.2%
Non-agency MBS	115.4	B	1.3%
Commercial MBS	486.7	BBB+	5.7%
Total mortgage-backed securities	1,304.1		15.2%
Corporate securities:
Financials	1,097.6	A	12.8%
Industrials	1,116.0	BBB	13.0%
Utilities	96.8	BBB+	1.1%
Total corporate securities	2,310.4		26.9%
Asset-backed securities:
Credit cards	13.1	AAA	0.2%
Auto receivables	14.4	AAA	0.2%
Student Loans	154.7	AA+	1.8%
Collateralized loan obligations	315.9	AA	3.7%
Other	66.4	AA+	0.8%
Total asset-backed securities	564.5		6.6%
Other invested assets:
Private equity	235.8	N/A	2.7%
Hedge funds	571.3	N/A	6.6%
Other private securities	149.8	N/A	1.7%
High yield loan fund	32.9	N/A	0.4%
Total other invested assets	989.8		11.4%
Equities	834.9	N/A	9.7%
Total investment portfolio	$8,603.6		100.0%
As of March 31, 2014, we held $6.1 billion of fixed income securities. Of those assets, approximately 89.6% were rated investment grade (Baa3/BBB- or higher) with the remaining 10.4% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.
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
As of March 31, 2014, we held investments in "other invested assets" with a carrying value of $989.8 million. Included in other invested assets are private equity funds, hedge funds, other private securities and a high yield loan fund.

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
As of March 31, 2014, our direct exposure to European credit across all of Europe was $728.3 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of March 31, 2014, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal, Spain or Ukraine.

	March 31, 2014
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Austria	$—	$—	$0.1	$0.1
Belgium	—	—	19.5	19.5
Denmark	—	—	2.0	2.0
Finland	—	—	1.1	1.1
France	—	1.4	120.4	121.8
Germany	31.7	1.5	72.6	105.8
Ireland	—	6.4	1.6	8.0
Italy	—	—	6.1	6.1
Luxembourg	—	3.7	14.1	17.8
Netherlands	34.6	0.9	74.7	110.2
Norway	—	—	24.6	24.6
Poland	—	—	0.6	0.6
Portugal	—	—	0.7	0.7
Spain	—	—	15.9	15.9
Sweden	5.9	—	43.2	49.1
Switzerland	2.4	—	24.6	27.0
United Kingdom	26.7	10.2	181.2	218.1
Total exposure	$101.3	$24.1	$602.9	$728.3
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
As of March 31, 2014 and December 31, 2013, approximately 3.6% and 2.3%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the three months ended March 31, 2014 and 2013, approximately 15% was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2014, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Item 1A.	Risk Factors.
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2013 Form 10-K, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2013 Form 10-K. The risks described in our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2014	180,000	$106.86	180,000	$216.3	million
February 1 - 28, 2014	245,500	99.48	245,500	191.9	million
March 1 - 31, 2014	245,232	101.94	245,232	166.9	million
Total	670,732	$102.36	670,732	$166.9	million	(1)
________________________

(1)
At the 2012 Annual Shareholder Meeting on May 3, 2012, Holdings’ shareholders approved a two-year $500 million share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1†	Employment Agreement, dated as of March 4, 2013, by and between Allied World Assurance Company (Europe) Limited and Julian James.

10.2(1)†	Form of Indemnification Agreement for Louis P. Iglesias and Julian James.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)
Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010. The Indemnification Agreements for Messrs. Iglesias and James, dated as of January 31 and March 1, 2014, respectively, are materially identical to the form filed as Exhibit 10.4 thereto.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: April 23, 2014

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: April 23, 2014

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: April 23, 2014

	By:	/s/ Kent W. Ziegler
	Name:	Kent W. Ziegler
	Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Employment Agreement, dated as of March 4, 2013, by and between Allied World Assurance Company (Europe) Limited and Julian James.

10.2(1)†	Form of Indemnification Agreement for Louis P. Iglesias and Julian James.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)
Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010. The Indemnification Agreements for Messrs. Iglesias and James, dated as of January 31 and March 1, 2014, respectively, are materially identical to the form filed as Exhibit 10.4 thereto.

†	Management contract or compensatory plan, contract or arrangement.

*
These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.