Form 10-Q
period 2014-06-30
Allied World Assurance Co Holdings, AG
filed 2014-07-23
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 14, 2014, 96,823,713 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2014 and December 31, 2013
(Expressed in thousands, except share and per share amounts)

	As of	As of
	June 30, 2014	December 31, 2013
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2014: $6,062,758; 2013: $6,065,350)	$6,157,084	$6,100,798
Equity securities trading, at fair value (cost: 2014: $885,861; 2013: $647,301)	938,117	699,846
Other invested assets	932,639	911,392
Total investments	8,027,840	7,712,036
Cash and cash equivalents	635,138	531,936
Restricted cash	127,755	149,393
Insurance balances receivable	976,441	664,731
Funds held	414,445	632,430
Prepaid reinsurance	390,414	340,992
Reinsurance recoverable	1,301,742	1,234,504
Accrued investment income	30,968	32,236
Net deferred acquisition costs	163,259	126,661
Goodwill	277,761	268,376
Intangible assets	47,564	48,831
Balances receivable on sale of investments	164,713	76,544
Net deferred tax assets	35,867	37,469
Other assets	75,740	89,691
Total assets	$12,669,647	$11,945,830
LIABILITIES:
Reserve for losses and loss expenses	$5,935,678	$5,766,529
Unearned premiums	1,703,684	1,396,256
Reinsurance balances payable	224,182	173,023
Balances due on purchases of investments	180,378	104,740
Senior notes	798,648	798,499
Dividends payable	21,870	16,732
Accounts payable and accrued liabilities	122,445	170,225
Total liabilities	$8,986,885	$8,426,004
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Common shares: 2014: par value CHF 4.10 per share and 2013: par value CHF 4.10 per share (2014: 99,515,760; 2013: 103,477,452 shares issued and 2014: 96,929,091; 2013: 100,253,646 shares outstanding)	402,907	418,988
Treasury shares, at cost (2014: 2,586,669; 2013: 3,223,806)	(65,258)	(79,992)
Retained earnings	3,345,113	3,180,830
Total shareholders’ equity	3,682,762	3,519,826
Total liabilities and shareholders’ equity	$12,669,647	$11,945,830

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2014 and 2013
(Expressed in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Gross premiums written	$760,405	$765,200	$1,661,798	$1,602,281
Premiums ceded	(206,481)	(183,978)	(336,260)	(326,007)
Net premiums written	553,924	581,222	1,325,538	1,276,274
Change in unearned premiums	(16,677)	(73,951)	(258,006)	(305,775)
Net premiums earned	537,247	507,271	1,067,532	970,499
Net investment income	36,793	37,635	84,412	71,023
Net realized investment gains (losses)	85,217	(115,198)	139,422	(35,561)
	659,257	429,708	1,291,366	1,005,961
EXPENSES:
Net losses and loss expenses	314,855	275,128	590,141	530,306
Acquisition costs	74,279	64,617	142,001	121,302
General and administrative expenses	96,188	80,585	176,528	163,265
Amortization of intangible assets	634	634	1,267	1,267
Interest expense	14,592	14,188	29,126	28,322
Foreign exchange loss	651	490	700	3,008
	501,199	435,642	939,763	847,470
Income (loss) before income taxes	158,058	(5,934)	351,603	158,491
Income tax expense (benefit)	6,195	(4,072)	22,768	1,361
NET INCOME (LOSS)	151,863	(1,862)	328,835	157,130

Other comprehensive income	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$151,863	$(1,862)	$328,835	$157,130
PER SHARE DATA
Basic earnings (loss) per share	$1.55	$(0.02)	$3.33	$1.52
Diluted earnings (loss) per share	$1.52	$(0.02)	$3.27	$1.48
Weighted average common shares outstanding	97,809,639	103,267,659	98,672,618	103,552,656
Weighted average common shares and common share equivalents outstanding	99,724,802	103,267,659	100,691,568	105,949,785
Dividends paid per share	$0.167	$—	$0.333	$0.125

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2014 and 2013
(Expressed in thousands)

	Share Capital	Treasury Shares	Retained Earnings	Total
December 31, 2013	$418,988	$(79,992)	$3,180,830	$3,519,826
Net income	—	—	328,835	328,835
Dividends	—	—	(38,345)	(38,345)
Stock compensation	—	14,734	(2,756)	11,978
Share repurchases	—	(139,532)	—	(139,532)
Shares cancelled	(16,081)	139,532	(123,451)	—
June 30, 2014	$402,907	$(65,258)	$3,345,113	$3,682,762

December 31, 2012	$454,980	$(113,818)	$2,985,173	$3,326,335
Net income	—	—	157,130	157,130
Dividends — par value reduction	(12,981)	—	—	(12,981)
Dividends	—	—	(17,127)	(17,127)
Stock compensation	—	22,157	(19,714)	2,443
Share repurchases	—	(82,571)	—	(82,571)
Shares cancelled	(11,602)	82,571	(70,969)	—
June 30, 2013	$430,397	$(91,661)	$3,034,493	$3,373,229

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2014 and 2013
(Expressed in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$328,835	$157,130
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(99,781)	(62,921)
Mark to market adjustments	(59,113)	95,698
Stock compensation expense	7,631	6,566
Undistributed loss (income) of equity method investments	13,744	(2,316)
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	101,911	12,901
Unearned premiums, net of prepaid reinsurance	258,006	305,776
Insurance balances receivable	(310,885)	(304,088)
Funds held	217,985	(51,231)
Reinsurance balances payable	51,159	69,620
Net deferred acquisition costs	(36,598)	(45,802)
Net deferred tax assets	1,934	(14,970)
Accounts payable and accrued liabilities	(53,397)	(45,601)
Other items, net	27,507	12,880
Net cash provided by operating activities	448,938	133,642
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of trading securities	(3,905,650)	(3,186,162)
Purchases of other invested assets	(181,419)	(141,805)
Sales of trading securities	3,705,229	3,171,977
Sales of other invested assets	184,166	126,491
Purchases of fixed assets	(5,601)	(3,363)
Change in restricted cash	21,638	(10,561)
Net cash paid for acquisitions	(2,565)	—
Net cash used in investing activities	(184,202)	(43,423)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid - partial par value reduction	—	(12,981)
Dividends paid	(33,207)	—
Proceeds from the exercise of stock options	6,313	5,293
Share repurchases	(137,810)	(82,571)
Net cash used in financing activities	(164,704)	(90,259)
Effect of exchange rate changes on foreign currency cash	3,170	(7,736)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,202	(7,776)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	531,936	681,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$635,138	$674,103
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,061	$12,671
Cash paid for interest expense	$27,000	$27,000
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

On May 1, 2014, the shareholders approved a 3-for-1 stock split of the Company's common shares. All historical share and per share amounts reflect the effect of the stock split.

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
3. NEW ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the requirements for reporting discontinued operations, such that a disposal of a component of the Company's operations is required to be reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. Examples of strategic shifts that could have a major effect on the Company's operations could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of the Company. ASU 2014-08 is effective for all disposals that occur after January 1, 2015. The Company is currently assessing the impact the adoption of ASU 2014-08 will have on future financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements.

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) by category are as follows:

	June 30, 2014		December 31, 2013
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,274,331	$1,273,469	$1,676,788	$1,684,832
Non-U.S. Government and Government agencies	185,071	186,142	191,776	197,082
States, municipalities and political subdivisions	261,267	256,698	231,555	234,406
Corporate debt:
Financial institutions	1,168,937	1,149,005	958,794	943,518
Industrials	1,167,470	1,152,858	1,174,047	1,165,448
Utilities	98,878	97,457	69,426	69,658
Mortgage-backed	1,323,763	1,272,824	1,292,502	1,267,863
Asset-backed	677,367	674,305	505,910	502,543
Total fixed maturity investments	$6,157,084	$6,062,758	$6,100,798	$6,065,350

	June 30, 2014		December 31, 2013
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$938,117	$885,861	$699,846	$647,301
Other invested assets	804,505	693,370	764,081	658,683
	$1,742,622	$1,579,231	$1,463,927	$1,305,984

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of June 30, 2014 and December 31, 2013 were as follows:

Investment Type	Carrying Value as of June 30, 2014	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$161,667	$161,667	2 - 9 Years	$—			$239,697
Mezzanine debt	95,162	95,162	5 - 9 Years	—			206,856
Distressed	10,008	10,008	4 Years	—			4,941
Total private equity	266,837	266,837		—			451,494
Distressed	165,253	165,253	1 Year	—			—
Equity long/short	134,036	58,568	1 Year	75,468	Quarterly	30 -60 Days	—
Multi-strategy	100,263	—		100,263	Quarterly	45 -90 Days	—
Relative value credit	105,624	—		105,624	Quarterly	60 Days	—
Total hedge funds	505,176	223,821		281,355			—
High yield loan fund	32,492	—		32,492	Monthly	30 days	—
Total other invested assets at fair value	804,505	490,658		313,847			451,494
Other private securities	128,134	—		128,134			—
Total other invested assets	$932,639	$490,658		$441,981			$451,494

Investment Type	Carrying Value as of December 31, 2013	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$144,422	$144,422	2 - 9 Years	$—			$263,519
Mezzanine debt	64,627	64,627	8 - 9 Years	—			198,756
Distressed	7,776	7,776	4 Years	—			5,249
Total private equity	216,825	216,825		—			467,524
Distressed	151,227	151,227	1 - 2 Years	—			—
Equity long/short	99,365	—		99,365	Quarterly	30 -60 Days	—
Multi-strategy	136,958	—		136,958	Quarterly	45 -90 Days	—
Event driven	14,018	—		14,018	Annual	60 Days	—
Relative value credit	113,730	—		113,730	Quarterly	60 Days	—
Total hedge funds	515,298	151,227		364,071			—
High yield loan fund	31,958	—		31,958	Monthly	30 days	—
Total other invested assets at fair value	764,081	368,052		396,029			467,524
Other private securities	147,311	—		147,311			—
Total other invested assets	$911,392	$368,052		$543,340			$467,524
_______________________

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate as described below.

In general, the Company has invested in hedge funds that require at least 30 days’ notice of redemption and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have lock-

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

up periods ranging from one to three years from initial investment. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process to reduce the possibility of adversely affecting investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date. Certain funds may impose a redemption fee on early redemptions. Interests in private equity funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

c) Net Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturity investments	$35,936	$32,662	$72,235	$65,187
Equity securities	5,912	4,409	9,165	7,608
Other invested assets	(890)	3,843	10,518	5,307
Cash and cash equivalents	571	529	1,010	1,017
Expenses	(4,736)	(3,808)	(8,516)	(8,096)
Net investment income	$36,793	$37,635	$84,412	$71,023

Net investment income from other invested assets included the distributed and undistributed net income from investments accounted for using the equity method of accounting. The loss reported for other invested assets for the three months ended June 30, 2014 was due to a loss of $9,348 recorded for an equity method investment due to impairment charges that it recorded.

d) Components of Realized Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross realized gains on sale of invested assets	$55,714	$58,223	$118,006	$102,472
Gross realized losses on sale of invested assets	(4,025)	(35,077)	(16,273)	(42,042)
Net realized and unrealized (losses) gains on derivatives	(13,720)	8,538	(26,640)	7,561
Mark-to-market gains (losses):
Fixed maturity investments, trading	36,426	(115,113)	58,882	(131,588)
Equity securities, trading	21,316	(34,330)	(289)	(1,357)
Other invested assets, trading	(10,494)	2,561	5,736	29,393
Net realized investment gains (losses)	$85,217	$(115,198)	$139,422	$(35,561)

e) Pledged Assets

As of June 30, 2014 and December 31, 2013, $2,745,352 and $2,894,401, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of June 30, 2014 and December 31, 2013, a further $886,220 and $1,053,632, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 10(d) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for details on the Company’s credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

5. DERIVATIVE INSTRUMENTS

As of June 30, 2014 and December 31, 2013, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	June 30, 2014				December 31, 2013
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$57,761	$430	$158,762	$1,996	$294,788	$6,254	$122,439	$1,176
Interest rate swaps	105,000	87	664,500	1,126	491,400	6,829	40,000	4,214
Total derivatives	$162,761	$517	$823,262	$3,122	$786,188	$13,083	$162,439	$5,390

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign exchange contracts	$(1,598)	$1,989	$(2,466)	$1,245
Total included in foreign exchange loss	(1,598)	1,989	(2,466)	1,245
Put options	—	(90)	—	(3,822)
Foreign exchange contracts	(286)	4,274	(844)	6,089
Interest rate futures and swaps	(13,434)	4,354	(25,796)	5,294
Total included in net realized investment gains (losses)	(13,720)	8,538	(26,640)	7,561
Total realized and unrealized (losses) gains on derivatives	$(15,318)	$10,527	$(29,106)	$8,806

The losses related to interest rate future and swap contracts for the three and six months ended June 30, 2014 were the result of selling interest rate future and swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during the year, the Company recorded a loss related to these interest rate future and swap contracts.

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

June 30, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,274,331	$1,274,331	$1,058,607	$215,724	$—
Non-U.S. Government and Government agencies	185,071	185,071		185,071	—
States, municipalities and political subdivisions	261,267	261,267	—	261,267	—
Corporate debt	2,435,285	2,435,285	—	2,435,285	—
Mortgage-backed	1,323,763	1,323,763	—	1,176,962	146,801
Asset-backed	677,367	677,367	—	606,135	71,232
Total fixed maturity investments	6,157,084	6,157,084	1,058,607	4,880,444	218,033
Equity securities	938,117	938,117	903,254	—	34,863
Other invested assets	804,505	804,505	—	—	804,505
Total investments	$7,899,706	$7,899,706	$1,961,861	$4,880,444	$1,057,401
Derivative assets:
Foreign exchange contracts	$430	$430	$—	$430	$—
Interest rate swaps	87	87	—	87	—
Derivative liabilities:
Foreign exchange contracts	$1,996	$1,996	$—	$1,996	$—
Interest rate swaps	1,126	1,126	—	1,126	—
Senior notes	$798,648	$907,005	$—	$907,005	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

December 31, 2013	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,676,788	$1,676,788	$1,370,088	$306,700	$—
Non-U.S. Government and Government agencies	191,776	191,776	—	191,776	—
States, municipalities and political subdivisions	231,555	231,555	—	231,555	—
Corporate debt	2,202,267	2,202,267	—	2,202,267	—
Mortgage-backed	1,292,502	1,292,502	—	1,145,164	147,338
Asset-backed	505,910	505,910	—	412,497	93,413
Total fixed maturity investments	6,100,798	6,100,798	1,370,088	4,489,959	240,751
Equity securities	699,846	699,846	625,942	—	73,904
Other invested assets	764,081	764,081	—	—	764,081
Total investments	$7,564,725	$7,564,725	$1,996,030	$4,489,959	$1,078,736
Derivative assets:
Foreign exchange contracts	$6,254	$6,254	$—	$6,254	$—
Interest rate swaps	6,829	6,829	—	6,829	—
Derivative liabilities:
Foreign exchange contracts	$1,176	$1,176	$—	$1,176	$—
Interest rate swaps	$4,214	$4,214	$—	$4,214	$—
Senior notes	$798,499	$897,601	$—	$897,601	$—

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended June 30, 2014	Other invested assets	Mortgage-backed	Asset-backed	Equities
Opening balance	$839,986	$134,061	$81,234	$34,786
Realized and unrealized gains (losses) included in net income	22,498	2,721	450	77
Purchases	99,722	20,928	9,409	—
Sales	(157,701)	(26,734)	(3,743)	—
Transfers into Level 3 from Level 2	—	17,437	—	—
Transfers out of Level 3 into Level 2 (1)	—	(1,612)	(16,118)	—
Ending balance	$804,505	$146,801	$71,232	$34,863
Three Months Ended June 30, 2013
Opening balance	$710,140	$155,420	$40,903	$57,787
Realized and unrealized gains (losses) included in net income	11,709	(6,188)	(289)	(4,288)
Purchases	96,742	72,261	23,527	—
Sales	(104,200)	(27,887)	(1,727)	—
Transfers into Level 3 from Level 2	—	11,197	—	—
Transfers out of Level 3 into Level 2 (1)	—	(6,800)	(1,129)	—
Ending balance	$714,391	$198,003	$61,285	$53,499

Six Months Ended June 30, 2014	Other invested assets	Mortgage-backed	Asset-backed	Equities
Opening balance	$764,081	$147,338	$93,413	$73,904
Realized and unrealized gains (losses) included in net income	45,124	4,479	(355)	(9,744)
Purchases	188,920	50,840	16,938	—
Sales	(193,620)	(54,419)	(8,225)	(29,297)
Transfers into Level 3 from Level 2	—	103	—	—
Transfers out of Level 3 into Level 2 (1)	—	(1,540)	(30,539)	—
Ending balance	$804,505	$146,801	$71,232	$34,863
Six Months Ended June 30, 2013
Opening balance	$655,888	$167,825	$62,246	$54,680
Realized and unrealized gains (losses) included in net income	43,962	(7,613)	(382)	(1,181)
Purchases	169,952	71,752	24,782	—
Sales	(155,411)	(29,864)	(18,478)	—
Transfers into Level 3 from Level 2	—	7,109	—	—
Transfers out of Level 3 into Level 2 (1)	—	(11,206)	(6,883)	—
Ending balance	$714,391	$198,003	$61,285	$53,499
_______________________

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	June 30, 2014	December 31, 2013
Outstanding loss reserves	$1,543,506	$1,520,867
Reserves for losses incurred but not reported	4,392,172	4,245,662
Reserve for losses and loss expenses	$5,935,678	$5,766,529

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross liability at beginning of period	$5,856,798	$5,673,220	$5,766,529	$5,645,549
Reinsurance recoverable at beginning of period	(1,280,525)	(1,163,503)	(1,234,504)	(1,141,110)
Net liability at beginning of period	4,576,273	4,509,717	4,532,025	4,504,439
Net losses incurred related to:
Current year	359,994	323,556	684,141	622,804
Prior years	(45,139)	(48,428)	(94,000)	(92,498)
Total incurred	314,855	275,128	590,141	530,306
Net paid losses related to:
Current year	23,065	21,003	26,808	24,584
Prior years	235,335	241,764	463,929	482,885
Total paid	258,400	262,767	490,737	507,469
Foreign exchange revaluation	1,208	(4,738)	2,507	(9,936)
Net liability at end of period	4,633,936	4,517,340	4,633,936	4,517,340
Reinsurance recoverable at end of period	1,301,742	1,179,525	1,301,742	1,179,525
Gross liability at end of period	$5,935,678	$5,696,865	$5,935,678	$5,696,865

For the three months ended June 30, 2014, the Company had net unfavorable prior year reserve development in the U.S. insurance segment and recorded net favorable prior year reserve development in the international insurance and reinsurance segments. The net unfavorable prior year reserve development in the U.S. insurance segment related primarily to the healthcare line of business, as well as adverse development on reported claims in the lawyers errors and omissions ("E&O") and primary casualty classes of business. The net favorable prior year reserve development in the international insurance and reinsurance segments was due to actual loss emergence being lower than initially expected.

For the six months ended June 30, 2014, the Company had net unfavorable prior year reserve development in the U.S. insurance segment and recorded net favorable prior year reserve development in the international insurance and reinsurance segments. The net unfavorable prior year reserve development in the U.S. insurance segment related to the healthcare line of business due to higher than expected loss frequency and severity in the medical malpractice class of business. The U.S. insurance segment also experienced adverse development on reported claims in the lawyers E&O class of business and the primary casualty class of business in the 2013 loss year. The net favorable prior year reserve development in the international insurance and reinsurance segments was due to actual loss emergence being lower than initially expected.

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

For the six months ended June 30, 2013, the Company had net favorable reserve development in its international and reinsurance segments due to actual loss emergence being lower than initially expected, primarily for loss years 2004 to 2008. The reinsurance segment recognized net favorable reserve development for the 2012 loss year due to the low level of reported property losses. This was partially offset by adverse development in the U.S. insurance segment in the 2011 and 2012 loss years for certain E&O and director’s and officers’ classes of business.

While the Company at times has experienced favorable reserve development in its insurance and reinsurance lines, there is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. It is not

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

appropriate to extrapolate future redundancies based on prior years’ development. The methodology of estimating loss reserves is periodically reviewed to ensure that the key assumptions used in the actuarial models continue to be appropriate.

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

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of June 30, 2014.
9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	June 30, 2014	December 31, 2013
Common shares issued and fully paid, 2014: CHF 4.10 per share; 2013: CHF 4.10 per share	99,515,760	103,477,452
Share capital at end of period	$402,907	$418,988

Six Months Ended June 30, 2014
Shares issued at beginning of period	103,477,452
Shares cancelled	(3,961,692)
Total shares issued at end of period	99,515,760
Treasury shares issued at beginning of period	3,223,806
Shares repurchased	3,961,692
Shares issued out of treasury	(637,137)
Shares cancelled	(3,961,692)
Total treasury shares at end of period	2,586,669
Total shares outstanding at end of period	96,929,091

During the six months ended June 30, 2014, 3,961,692 shares repurchased and designated for cancellation were constructively retired and cancelled.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

b) Dividends

The Company paid the following dividends during the six months ended June 30, 2014:

Dividend Paid	Dividend Per Share	Total Amount Paid
January 2, 2014	$0.167	$16,732
April 3, 2014	$0.167	$16,495

On May 2, 2013, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amounts were paid to shareholders in quarterly dividends of $0.167 per share in July 2013, October 2013, January 2014 and April 2014.

On May 1, 2014, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.225 per share. The first installment of the dividend was on July 2, 2014. The Company expects to distribute the remaining installments of the dividend in October 2014, January 2015 and April 2015.

c) Share Repurchases

On May 1, 2014, the shareholders approved a new share repurchase program in order for the Company to repurchase up to $500,000 of its common shares. This new share repurchase program supersedes the 2012 share repurchase program and no further repurchases will be made under the 2012 share repurchase program. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by the Company to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common shares repurchased	1,949,496	1,524,984	3,961,692	2,821,335
Total cost of shares repurchased	$70,874	$46,326	$139,532	$82,571
Average price per share	$36.36	$30.38	$35.22	$29.27

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

Performance-based equity awards represent the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during an applicable performance period. For the performance-based equity awards granted in 2014, 2013 and 2012, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based equity awards granted in 2014, 2013 and 2012 are expensed at 100%, 100%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

and 135%, respectively, of the fair value of Allied World Switzerland's common shares on the date of grant. The expense is recognized over the performance period.

The activity related to the Company’s RSUs awards is as follows:

	Six Months Ended June 30, 2014
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	143,697	$21.69
RSUs granted	454,176	33.56
RSUs forfeited	(5,097)	(30.64)
RSUs fully vested	(76,230)	(21.75)
Outstanding at end of period	516,546	$32.03

The activity related to the Company’s performance-based equity awards is as follows:

	Six Months Ended June 30, 2014
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	804,519	$23.21
Performance-based equity awards granted	166,302	33.56
Additional awards granted due to achievement of performance criteria	104,895	(20.50)
Performance-based equity awards forfeited	(1,848)	(25.28)
Performance-based equity awards fully vested	(454,440)	(20.50)
Outstanding at end of period	619,428	$27.51

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The activity related to the Company's cash-equivalent RSUs and performance-based awards is as follows:

	RSU's		Performance-based Awards
Six Months Ended June 30, 2014	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,049,084	$24.69	1,031,961	23.67
Granted	438,162	33.56	249,438	33.56
Additional awards granted due to achievement of performance criteria	—	—	104,895	20.50
Forfeited	(38,886)	(26.36)	(2,769)	(25.28)
Fully vested	(751,920)	(22.47)	(454,440)	(20.50)
Outstanding at end of period	1,696,440	$27.93	929,085	$27.51

c) Total Stock Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs and cash equivalent awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$413	$679	$1,140	$2,014
RSUs and performance-based equity awards	2,977	1,891	6,490	4,551
Cash-equivalent stock awards	12,868	8,212	17,497	20,968
Total	$16,258	$10,782	$25,127	$27,533

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings (loss) per share:
Net income (loss)	$151,863	$(1,862)	$328,835	$157,130
Weighted average common shares outstanding	97,809,639	103,267,659	98,672,618	103,552,656
Basic earnings (loss) per share	$1.55	$(0.02)	$3.33	$1.52

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diluted earnings (loss) per share:
Net income (loss)	$151,863	$(1,862)	$328,835	$157,130
Weighted average common shares outstanding	97,809,639	103,267,659	98,672,618	103,552,656
Share equivalents:
Stock options	1,448,071	—	1,456,439	1,479,675
RSUs and performance-based equity awards	455,744	—	550,224	913,587
Employee share purchase plan	11,348	—	12,287	3,867
Weighted average common shares and common share equivalents outstanding - diluted	99,724,802	103,267,659	100,691,568	105,949,785
Diluted earnings (loss) per share	$1.52	$(0.02)	$3.27	$1.48

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

For the three months ended June 30, 2014, there were no common shares considered anti-dilutive and therefore excluded from the calculation of the diluted earnings per share. For the three months ended June 30, 2013, there were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would be anti-dilutive.

For the six months ended June 30, 2014 and 2013, there were no common shares considered anti-dilutive and therefore excluded from the calculation of the diluted earnings per share.

12. SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. Management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. The Company is currently organized into three operating segments: U.S. insurance, international insurance and reinsurance. All lines of business fall within these classifications.

The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States and Canada, as well as the Company's claim administration services operations. The Company acquired the remaining interest in a claims administration services company it did not own in May 2014 and recorded goodwill of $9,385 related to the transaction. The U.S. insurance segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts, as well as third-party claims administration services. The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, and Asia Pacific, which includes offices in Australia, Hong Kong and Singapore. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts from the Bermuda office and direct property and specialty casualty insurance to non-North American domiciled accounts from the European and Asia Pacific offices. The reinsurance segment includes the Company’s reinsurance operations in the United States, Bermuda, Europe and Singapore. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio”, “expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Three Months Ended June 30, 2014	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$341,426	$204,478	$214,501	$760,405
Net premiums written	221,950	122,171	209,803	553,924
Net premiums earned	214,593	89,205	233,449	537,247
Net losses and loss expenses	(145,485)	(35,920)	(133,450)	(314,855)
Acquisition costs	(29,677)	(575)	(44,027)	(74,279)
General and administrative expenses	(46,593)	(29,411)	(20,184)	(96,188)
Underwriting (loss) income	(7,162)	23,299	35,788	51,925
Net investment income				36,793
Net realized investment gains				85,217
Amortization of intangible assets				(634)
Interest expense				(14,592)
Foreign exchange loss				(651)
Income before income taxes				$158,058

Loss and loss expense ratio	67.8%	40.3%	57.2%	58.6%
Acquisition cost ratio	13.8%	0.6%	18.9%	13.8%
General and administrative expense ratio	21.7%	33.0%	8.6%	17.9%
Expense ratio	35.5%	33.6%	27.5%	31.7%
Combined ratio	103.3%	73.9%	84.7%	90.3%

Three Months Ended June 30, 2013	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$307,297	$192,593	$265,310	$765,200
Net premiums written	221,419	106,394	253,409	581,222
Net premiums earned	197,436	87,041	222,794	507,271
Net losses and loss expenses	(124,364)	(30,968)	(119,796)	(275,128)
Acquisition costs	(27,270)	358	(37,705)	(64,617)
General and administrative expenses	(38,302)	(24,135)	(18,148)	(80,585)
Underwriting income	7,500	32,296	47,145	86,941
Net investment income				37,635
Net realized investment losses				(115,198)
Amortization of intangible assets				(634)
Interest expense				(14,188)
Foreign exchange loss				(490)
Loss before income taxes				$(5,934)

Loss and loss expense ratio	63.0%	35.6%	53.8%	54.2%
Acquisition cost ratio	13.8%	(0.4)%	16.9%	12.7%
General and administrative expense ratio	19.4%	27.7%	8.1%	15.9%
Expense ratio	33.2%	27.3%	25.0%	28.6%
Combined ratio	96.2%	62.9%	78.8%	82.8%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2014	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$611,371	$338,842	$711,585	$1,661,798
Net premiums written	424,690	197,630	703,218	1,325,538
Net premiums earned	426,716	177,544	463,272	1,067,532
Net losses and loss expenses	(287,480)	(59,486)	(243,175)	(590,141)
Acquisition costs	(57,180)	374	(85,195)	(142,001)
General and administrative expenses	(84,030)	(54,171)	(38,327)	(176,528)
Underwriting (loss) income	(1,974)	64,261	96,575	158,862
Net investment income				84,412
Net realized investment gains				139,422
Amortization of intangible assets				(1,267)
Interest expense				(29,126)
Foreign exchange loss				(700)
Income before income taxes				$351,603

Loss and loss expense ratio	67.4%	33.5%	52.5%	55.3%
Acquisition cost ratio	13.4%	(0.2)%	18.4%	13.3%
General and administrative expense ratio	19.7%	30.5%	8.3%	16.5%
Expense ratio	33.1%	30.3%	26.7%	29.8%
Combined ratio	100.5%	63.8%	79.2%	85.1%

Six Months Ended June 30, 2013	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$563,315	$321,109	$717,857	$1,602,281
Net premiums written	413,672	184,139	678,463	1,276,274
Net premiums earned	385,875	171,255	413,369	970,499
Net losses and loss expenses	(257,688)	(59,903)	(212,715)	(530,306)
Acquisition costs	(50,398)	1,207	(72,111)	(121,302)
General and administrative expenses	(77,898)	(48,924)	(36,443)	(163,265)
Underwriting (loss) income	(109)	63,635	92,100	155,626
Net investment income				71,023
Net realized investment losses				(35,561)
Amortization of intangible assets				(1,267)
Interest expense				(28,322)
Foreign exchange loss				(3,008)
Income before income taxes				$158,491

Loss and loss expense ratio	66.8%	35.0%	51.5%	54.6%
Acquisition cost ratio	13.1%	(0.7)%	17.4%	12.5%
General and administrative expense ratio	20.2%	28.6%	8.8%	16.8%
Expense ratio	33.3%	27.9%	26.2%	29.3%
Combined ratio	100.1%	62.9%	77.7%	83.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$442,549	$440,151	$963,321	$918,594
Bermuda	185,872	211,040	415,503	439,712
Europe	77,985	60,234	181,321	146,743
Singapore	45,375	48,918	87,316	87,031
Hong Kong	3,756	4,857	8,639	10,201
Canada	3,094	—	3,924	—
Australia	1,774	—	1,774	—
Total gross premiums written	$760,405	$765,200	$1,661,798	$1,602,281

Europe includes gross premiums written attributable to Switzerland of $10,261 and $5,868 for the three months ended June 30, 2014 and 2013, respectively and $54,554 and $46,674 for the six months ended June 30, 2014 and 2013.

13. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2014, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Balance Sheet:

As of June 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,027,840	$—	$8,027,840
Cash and cash equivalents	40,976	1,286	592,876	—	635,138
Insurance balances receivable	—	—	976,441	—	976,441
Funds held	—	—	414,445	—	414,445
Reinsurance recoverable	—	—	1,301,742	—	1,301,742
Net deferred acquisition costs	—	—	163,259	—	163,259
Goodwill and intangible assets	—	—	325,325	—	325,325
Balances receivable on sale of investments	—	—	164,713	—	164,713
Investments in subsidiaries	3,600,731	4,201,054	—	(7,801,785)	—
Due from subsidiaries	75,813	18,859	15,536	(110,208)	—
Other assets	1,090	4,026	655,628	—	660,744
Total assets	$3,718,610	$4,225,225	$12,637,805	$(7,911,993)	$12,669,647
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,935,678	$—	$5,935,678
Unearned premiums	—	—	1,703,684	—	1,703,684
Reinsurance balances payable	—	—	224,182	—	224,182
Balances due on purchases of investments	—	—	180,378	—	180,378
Senior notes	—	798,648	—	—	798,648
Due to subsidiaries	8,373	7,163	94,672	(110,208)	—
Other liabilities	27,475	17,976	98,864	—	144,315
Total liabilities	35,848	823,787	8,237,458	(110,208)	8,986,885
Total shareholders’ equity	3,682,762	3,401,438	4,400,347	(7,801,785)	3,682,762
Total liabilities and shareholders’ equity	$3,718,610	$4,225,225	$12,637,805	$(7,911,993)	$12,669,647

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

As of December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,712,036	$—	$7,712,036
Cash and cash equivalents	10,790	2,775	518,371	—	531,936
Insurance balances receivable	—	—	664,731	—	664,731
Funds held	—	—	632,430	—	632,430
Reinsurance recoverable	—	—	1,234,504	—	1,234,504
Net deferred acquisition costs	—	—	126,661	—	126,661
Goodwill and intangible assets	—	—	317,207	—	317,207
Balances receivable on sale of investments	—	—	76,544	—	76,544
Investments in subsidiaries	3,413,001	4,018,619	—	(7,431,620)	—
Due from subsidiaries	111,172	122,846	123,479	(357,497)	—
Other assets	1,757	4,671	643,353	—	649,781
Total assets	$3,536,720	$4,148,911	$12,049,316	$(7,789,117)	$11,945,830
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,766,529	$—	$5,766,529
Unearned premiums	—	—	1,396,256	—	1,396,256
Reinsurance balances payable	—	—	173,023	—	173,023
Balances due on purchases of investments	—	—	104,740	—	104,740
Senior notes	—	798,499	—	—	798,499
Due to subsidiaries	12,945	110,534	234,018	(357,497)	—
Other liabilities	3,949	17,797	165,211	—	186,957
Total liabilities	16,894	926,830	7,839,777	(357,497)	8,426,004
Total shareholders’ equity	3,519,826	3,222,081	4,209,539	(7,431,620)	3,519,826
Total liabilities and shareholders’ equity	$3,536,720	$4,148,911	$12,049,316	$(7,789,117)	$11,945,830

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended June 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$537,247	$—	$537,247
Net investment income	2	—	36,791	—	36,793
Net realized investment gains (losses)	—	—	85,217	—	85,217
Net losses and loss expenses	—	—	(314,855)	—	(314,855)
Acquisition costs	—	—	(74,279)	—	(74,279)
General and administrative expenses	(10,813)	1,654	(87,029)	—	(96,188)
Amortization of intangible assets	—	—	(634)	—	(634)
Interest expense	—	(13,853)	(739)	—	(14,592)
Foreign exchange gain (loss)	(2)	(12)	(637)	—	(651)
Income tax (expense) benefit	323	—	(6,518)	—	(6,195)
Equity in earnings of consolidated subsidiaries	162,353	170,796	—	(333,149)	—
NET INCOME (LOSS)	$151,863	$158,585	$174,564	$(333,149)	$151,863
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$151,863	$158,585	$174,564	$(333,149)	$151,863

Three Months Ended June 30, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$507,271	$—	$507,271
Net investment income	1	2	37,632	—	37,635
Net realized investment gains (losses)	—	—	(115,198)	—	(115,198)
Net losses and loss expenses	—	—	(275,128)	—	(275,128)
Acquisition costs	—	—	(64,617)	—	(64,617)
General and administrative expenses	(8,566)	(455)	(71,564)	—	(80,585)
Amortization of intangible assets	—	—	(634)	—	(634)
Interest expense	—	(13,835)	(353)	—	(14,188)
Foreign exchange gain (loss)	2	(628)	136	—	(490)
Income tax (expense) benefit	—	—	4,072	—	4,072
Equity in earnings of consolidated subsidiaries	6,701	21,147	—	(27,848)	—
NET INCOME (LOSS)	$(1,862)	$6,231	$21,617	$(27,848)	$(1,862)
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$(1,862)	$6,231	$21,617	$(27,848)	$(1,862)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,067,532	$—	$1,067,532
Net investment income	4	—	84,408	—	84,412
Net realized investment gains (losses)	—	—	139,422	—	139,422
Net losses and loss expenses	—	—	(590,141)	—	(590,141)
Acquisition costs	—	—	(142,001)	—	(142,001)
General and administrative expenses	(19,727)	(737)	(156,064)	—	(176,528)
Amortization of intangible assets	—	—	(1,267)	—	(1,267)
Interest expense	—	(27,700)	(1,426)	—	(29,126)
Foreign exchange gain (loss)	(4)	21	(717)	—	(700)
Income tax (expense) benefit	(86)	—	(22,682)	—	(22,768)
Equity in earnings of consolidated subsidiaries	348,648	369,803	—	(718,451)	—
NET INCOME (LOSS)	$328,835	$341,387	$377,064	$(718,451)	$328,835
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$328,835	$341,387	$377,064	$(718,451)	$328,835

Six Months Ended June 30, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$970,499	$—	$970,499
Net investment income	8	4	71,011	—	71,023
Net realized investment gains (losses)	—	—	(35,561)	—	(35,561)
Net losses and loss expenses	—	—	(530,306)	—	(530,306)
Acquisition costs	—	—	(121,302)	—	(121,302)
General and administrative expenses	(19,552)	(912)	(142,801)	—	(163,265)
Amortization of intangible assets	—	—	(1,267)	—	(1,267)
Interest expense	—	(27,665)	(657)	—	(28,322)
Foreign exchange gain (loss)	274	(723)	(2,559)	—	(3,008)
Income tax (expense) benefit	—	—	(1,361)	—	(1,361)
Equity in earnings of consolidated subsidiaries	176,400	202,627	—	(379,027)	—
NET INCOME (LOSS)	$157,130	$173,331	$205,696	$(379,027)	$157,130
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$157,130	$173,331	$205,696	$(379,027)	$157,130

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Six Months Ended June 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$194,890	$(1,489)	$258,707	$—	$452,108
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(3,905,650)	—	(3,905,650)
Purchases of other invested assets	—	—	(181,419)	—	(181,419)
Sales of trading securities	—	—	3,705,229	—	3,705,229
Sales of other invested assets	—	—	184,166	—	184,166
Other	—	—	13,472	—	13,472
Net cash provided by (used in) investing activities	—	—	(184,202)	—	(184,202)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(33,207)	—	—	—	(33,207)
Proceeds from the exercise of stock options	6,313	—	—	—	6,313
Share repurchases	(137,810)	—	—	—	(137,810)
Net cash provided by (used in) financing activities	(164,704)	—	—	—	(164,704)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,186	(1,489)	74,505	—	103,202
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,790	2,775	518,371	—	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,976	$1,286	$592,876	$—	$635,138

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$73,938	$(3,025)	$54,993	$—	$125,906
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(3,186,162)	—	(3,186,162)
Purchases of other invested assets	—	—	(141,805)	—	(141,805)
Sales of trading securities	—	—	3,171,977	—	3,171,977
Sales of other invested assets	—	—	126,491	—	126,491
Other	—	—	(13,924)	—	(13,924)
Net cash provided by (used in) investing activities	—	—	(43,423)	—	(43,423)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(12,981)	—	—	—	(12,981)
Proceeds from the exercise of stock options	5,293	—	—	—	5,293
Share repurchases	(82,571)	—	—	—	(82,571)
Net cash provided by (used in) financing activities	(90,259)	—	—	—	(90,259)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,321)	(3,025)	11,570	—	(7,776)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,997	11,324	650,558	—	681,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,676	$8,299	$662,128	$—	$674,103

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $205,000 and $155,000 for the six months ended June 30, 2014 and 2013, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

15. SUBSEQUENT EVENTS

On July 2, 2014, the Company paid a quarterly dividend of $0.225 per share to shareholders of record on June 24, 2014.

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

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Australia, Bermuda, Canada, Europe, Hong Kong, Singapore, and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of June 30, 2014, we had approximately $12.7 billion of total assets, $3.7 billion of total shareholders’ equity and $4.5 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended June 30, 2014, we continued to grow our direct insurance business, in particular in the United States and Europe, as we entered new lines of business and added scale to our existing lines of business while our reinsurance operations had lower premiums mainly due to the timing of certain treaties renewing. During the quarter, we experienced positive rate improvements in certain lines of business, such as general casualty, primary casualty, healthcare and professional liability in our U.S. insurance segment, as well as positive rate changes in our international insurance segment for certain parts of our general casualty and healthcare lines of business. However also during the quarter, we did experience negative rate changes in our general property line of business in both our U.S. insurance and international insurance segments, as well as negative rate changes in our professional liability line of business in the international insurance segment. We believe going forward in the near-term, there will be pricing pressure across most lines of business, in particular in our international insurance segment.

Our consolidated gross premiums written decreased by $4.8 million, or 0.6%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Overall our combined ratio is higher by 7.5 percentage points, driven by increased property loss activity during the quarter and higher expenses primarily caused by increased headcount and employee stock-based compensation due primarily to an 11% increase in our stock price. As a result of the above factors, each of our operating segments reported lower underwriting income during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Also during the quarter, we opened a branch office of Allied World Assurance Company, Ltd in Sydney, Australia to further expand our distribution network in the Asia Pacific region. The branch will initially offer general casualty, healthcare, professional liability, mergers and acquisitions and trade credit insurance products. In May 2014, we acquired the remaining interest in a claims administration services company we did not own and recorded goodwill of $9.4 million related to the transaction. The results of the claims administration services company are included in our U.S. insurance segment.

Our net income increased by $153.8 million to $151.9 million compared to the three months ended June 30, 2013. The increase was primarily due to recording net realized gains on our investments of $85.2 million during the three months ended June 30, 2014 compared to recording net realized losses of $115.2 million during the three months ended June 30, 2013 as a result of lower interest rates during the current quarter.

On May 1, 2014, the shareholders of the Company approved the following proposals:

•
A cash dividend in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.225 per share. The first installment of the dividend was paid on July 2, 2014. We expect to distribute the remaining installments of the dividend in October 2014, January 2015 and April 2015.

•
A new share repurchase program in order to repurchase up to $500.0 million of our common shares. This supersedes the 2012 share repurchase program and no further repurchases will be made under the 2012 share repurchase program.

•	A three-for-one stock split for shareholders of record as of May 12, 2014. All historical share and per share amounts have been recast to reflect the stock split.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions except share, per share and percentage data)
Gross premiums written	$760.4	$765.2	$1,661.8	$1,602.3
Net income (loss)	151.9	(1.9)	328.8	157.1
Operating income	76.1	103.5	205.9	187.7
Basic earnings (loss) per share:
Net income (loss)	$1.55	$(0.02)	$3.33	$1.52
Operating income	$0.78	$1.00	$2.09	$1.82
Diluted earnings (loss) per share:
Net income (loss)	$1.52	$(0.02)	$3.27	$1.48
Operating income	$0.76	$0.98	$2.05	$1.77
Weighted average common shares outstanding:
Basic	97,809,639	103,267,659	98,672,618	103,552,656
Diluted	99,724,802	105,408,888	100,691,568	105,949,785
Basic book value per common share	$37.99	$32.90	$37.99	$32.90
Diluted book value per common share	$36.98	$32.06	$36.98	$32.06
Annualized return on average equity (ROAE), net income (loss)	16.6%	(0.2)%	18.3%	9.4%
Annualized ROAE, operating income	8.3%	12.2%	11.4%	11.2%

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

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
	($ in millions, except share, per share and percentage data)
Net income (loss)	$151.9	$(1.9)		$328.8	$157.1
Add after tax effect of:
Net realized investment (gains) losses	(76.4)	104.9		(123.6)	27.6
Foreign exchange loss	0.6	0.5		0.7	3.0
Operating income	$76.1	$103.5		$205.9	$187.7
Basic per share data:
Net income (loss)	$1.55	$(0.02)		$3.33	$1.52
Add after tax effect of:
Net realized investment (gains) losses	(0.78)	1.02		(1.25)	0.27
Foreign exchange loss	0.01	—		0.01	0.03
Operating income	$0.78	$1.00		$2.09	$1.82
Diluted per share data:
Net income (loss)	$1.52	$(0.02)	*	$3.27	$1.48
Add after tax effect of:
Net realized investment (gains) losses	(0.77)	1.00		(1.23)	0.26
Foreign exchange loss	0.01	—		0.01	0.03
Operating income	$0.76	$0.98		$2.05	$1.77
___________

*
Diluted weighted average common shares outstanding was only used in the calculation of diluted operating income per share. There were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would be anti-dilutive.

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of June 30,
	2014	2013
	($ in millions, except share and per share data)
Price per share at period end	$38.02	$30.50
Total shareholders’ equity	$3,682.8	$3,373.2
Basic common shares outstanding	96,929,091	102,527,493
Add:
Unvested restricted stock units	516,546	251,190
Performance-based equity awards	619,428	812,559
Employee share purchase plan	29,293	31,866
Dilutive stock options outstanding	2,620,016	3,333,798
Weighted average exercise price per share	$16.24	$15.88
Deduct:
Options bought back via treasury method	(1,119,123)	(1,735,830)
Common shares and common share equivalents outstanding	99,595,251	105,221,076
Basic book value per common share	$37.99	$32.90
Diluted book value per common share	$36.98	$32.06

Annualized return on average equity

Annualized return on average shareholders’ equity (“ROAE”) is calculated using average shareholders’ equity. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions except percentage data)
Opening shareholders’ equity	$3,616.7	$3,432.0	$3,519.8	$3,326.3

Closing shareholders’ equity	$3,682.8	$3,373.2	$3,682.8	$3,373.2

Average shareholders’ equity	$3,649.7	$3,402.6	$3,601.3	$3,349.8

Net income (loss) available to shareholders	$151.9	$(1.9)	$328.8	$157.1
Annualized return on average shareholders’ equity — net income (loss) available to shareholders	16.6%	(0.2)%	18.3%	9.4%
Operating income available to shareholders	$76.1	$103.5	$205.9	$187.7
Annualized return on average shareholders’ equity — operating income available to shareholders	8.3%	12.2%	11.4%	11.2%

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions)
Revenues
Gross premiums written	$760.4	$765.2	$1,661.8	$1,602.3
Net premiums written	$553.9	$581.2	$1,325.5	$1,276.3
Net premiums earned	$537.3	$507.3	$1,067.5	$970.5
Net investment income	36.8	37.6	84.4	71.0
Net realized investment gains (losses)	85.2	(115.2)	139.4	(35.6)
	$659.3	$429.7	$1,291.3	$1,005.9
Expenses
Net losses and loss expenses	$314.9	$275.2	$590.1	$530.3
Acquisition costs	74.3	64.6	142.0	121.3
General and administrative expenses	96.2	80.6	176.5	163.3
Amortization of intangible assets	0.6	0.6	1.3	1.2
Interest expense	14.6	14.2	29.1	28.3
Foreign exchange loss	0.6	0.4	0.7	3.0
	$501.2	$435.6	$939.7	$847.4
Income (loss) before income taxes	158.1	(5.9)	351.6	158.5
Income tax expense (benefit)	6.2	(4.0)	22.8	1.4
Net income (loss)	$151.9	$(1.9)	$328.8	$157.1
Ratios
Loss and loss expense ratio	58.6%	54.2%	55.3%	54.6%
Acquisition cost ratio	13.8%	12.7%	13.3%	12.5%
General and administrative expense ratio	17.9%	15.9%	16.5%	16.8%
Expense ratio	31.7%	28.6%	29.8%	29.3%
Combined ratio	90.3%	82.8%	85.1%	83.9%

Comparison of Three Months Ended June 30, 2014 and 2013

Premiums

Gross premiums written decreased by $4.8 million, or 0.6%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The overall decrease in gross premiums written was primarily the result of the following:

•
U.S. insurance: Gross premiums written increased by $34.1 million, or 11.1%. The increase in gross premiums written was primarily due to $11.4 million of new business growth from new lines of business and new insureds during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as well as premium rate increases across most lines of business. This was particularly evident in our general casualty and inland marine lines of business that had an overall increase in gross premiums written of $30.3 million. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions);

•
International insurance: Gross premiums written increased by $11.9 million, or 6.2%. The increase was primarily due to continued growth from new initiatives and new lines of business. Our new aviation and marine cargo business contributed a combined $9.3 million of gross premiums written during the current quarter. Our professional liability line of business grew $4.9 million primarily on new business writings in our mergers and acquisitions class of business. This growth was partially offset by our general casualty line of business, which decreased by $3.7 million primarily due to the non-renewal of certain policies during the current quarter, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions). During the quarter, we opened a new branch office in Sydney, Australia to further expand our distribution network in the Asia Pacific region; and

•
Reinsurance: Gross premiums written decreased by $50.8 million, or 19.1%. The decrease was primarily due to the timing of renewals that were not renewed in the current quarter but were previously bound during the quarter ended June 30, 2013 and lower premiums written in our property reinsurance lines of business. In our property reinsurance lines of business, we had lower premiums written during the current quarter compared to the same quarter last year of $12.4 million from our collateralized property catastrophe reinsurance program through Aeolus Re, Ltd. ("Aeolus Re").

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
United States	$442.5	$440.2	$2.3	0.5%
Bermuda	185.9	211.0	(25.1)	(11.9)%
Europe	78.0	60.3	17.7	29.4%
Asia Pacific	50.9	53.8	(2.9)	(5.4)%
Canada	3.1	—	3.1	n/a
	$760.4	$765.2	$(4.8)	(0.6)%

Net premiums written decreased by $27.3 million, or 4.7%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in net premiums written was primarily due to higher ceded premiums written during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in ceded premiums written was due to reinsurance treaties in support of our less mature lines of business that we did not have in place during the three months ended June 30, 2013, and recognizing annual ceded premiums written at the inception of treaties that have contractual minimum premiums. Previously, we recognized ceded premiums written on these agreements based on the actual premiums ceded each quarter. This resulted in the acceleration of ceded premiums written of $41.9 million in our U.S. insurance segment this quarter, but had no impact on net premiums earned. These increases in ceded premiums were partially offset by lower ceded premiums on our property catastrophe reinsurance protection for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 27.2% of gross premiums written for the three months ended June 30, 2014 compared to 24.0% for the same period in 2013. The increase was primarily due to the acceleration of ceded premiums in our U.S. insurance segment that increased the ratio by 5.5 percentage points.

Net premiums earned increased by $30.0 million, or 5.9%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of higher premiums earned in each of our operating segments.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
U.S. insurance	44.9%	40.1%	39.9%	39.0%
International insurance	26.9%	25.2%	16.6%	17.1%
Reinsurance	28.2%	34.7%	43.5%	43.9%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $0.8 million, or 2.1%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily due to a net loss recorded for our equity method investments owned through Allied World Financial Services, Inc, partially offset by higher investment income from our fixed maturity investments. The annualized period book yield of the investment portfolio for the three months ended June 30, 2014 and 2013 was 1.7% and 1.8%, respectively.

We reported a net loss of $0.9 million from our other invested assets during the three months ended June 30, 2014 compared to earnings of $3.8 million during the three months ended June 30, 2013. The loss reported for the three months ended June 30, 2014 was due to a loss of $9.3 million recorded for an equity method investment due to impairment charges that it recorded. The earnings from our equity method investments can fluctuate from period to period based on the performance of each equity method investment and the seasonality of their results, and as such the current period earnings may not be indicative of the performance in future periods.

As of June 30, 2014, we held 10.6% of our total investments and cash equivalents in other invested assets compared to 9.9% as of June 30, 2013.

Investment management expenses of $4.7 million and $3.8 million were incurred during the three months ended June 30, 2014 and 2013, respectively. The increase of $0.9 million, or 23.7%, was primarily due to additional investment portfolio managers utilized in the current period as compared to prior period.

As of June 30, 2014, approximately 88.3% of our fixed income investments consisted of investment grade securities. As of June 30, 2014 and December 31, 2013, the average Standard & Poor’s credit rating of our fixed income portfolio was A+ and AA-, respectively.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended June 30,
	2014	2013
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$10.3	$7.6
Equity securities, trading	8.2	6.4
Other invested assets: hedge funds and private equity, trading	33.2	9.1
Total net realized gains on sale	51.7	23.1
Net realized and unrealized (losses) gains on derivatives	(13.7)	8.5
Mark-to-market gains (losses):
Fixed maturity investments, trading	36.4	(115.1)
Equity securities, trading	21.3	(34.3)
Other invested assets: hedge funds and private equity, trading	(10.5)	2.6
Total mark-to-market gains (losses)	47.2	(146.8)
Net realized investment gains (losses)	$85.2	$(115.2)

The total return of our investment portfolio was 1.4% and (0.9)% for the three months ended June 30, 2014 and 2013, respectively. The increase in total return was primarily due to lower interest rates that caused mark-to-market gains on our fixed maturity investments and higher stock price appreciation of our equity securities during the three months ended June 30, 2014 compared to three months ended June 30, 2013. The realized and unrealized losses on derivatives for the three months ended June 30, 2014 were the result of selling interest rate future and swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during the quarter, we recorded a loss related to these interest rate future and swap contracts.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $39.7 million, or 14.4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$360.0	67.0%	$323.6	63.7%	$36.4	3.3
Property catastrophe	—	—	—	—	—	—
Current period	360.0	67.0	323.6	63.7	36.4	3.3
Prior period	(45.1)	(8.4)	(48.4)	(9.5)	3.3	1.1
Net losses and loss expenses	$314.9	58.6%	$275.2	54.2%	$39.7	4.4
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to the overall growth of our operations and higher reported property losses in our U.S. insurance and reinsurance segments, primarily due to several storm events in the United States, an earthquake in Chile, an oil spill in the Gulf of Mexico and a fire at a Russian oil refinery, partially offset by lower reported property losses in our international insurance segment. The net increase in reported property loss activity during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 increased the current year non-catastrophe loss and loss adjustment expense ratio by 2.5 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2014 and June 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $45.1 million during the three months ended June 30, 2014 compared to net favorable reserve development of $48.4 million for the three months ended June 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
U.S. insurance	$(1.5)	$(0.5)	$—	$(0.6)	$(4.0)	$(8.7)	$1.1	$8.2	$(0.6)	$7.7	$1.1
International insurance	3.9	(1.5)	1.9	(10.6)	15.1	(14.5)	(11.9)	—	2.2	(4.6)	(20.0)
Reinsurance	0.7	(1.1)	(0.7)	(0.3)	0.3	(0.6)	0.8	(5.3)	2.4	(22.4)	(26.2)
	$3.1	$(3.1)	$1.2	$(11.5)	$11.4	$(23.8)	$(10.0)	$2.9	$4.0	$(19.3)	$(45.1)

For the three months ended June 30, 2014, the net unfavorable prior year reserve development in the U.S. insurance segment primarily related to the healthcare line of business due to adverse development on several claims above our previous expectations in the medical malpractice class of business. The U.S. insurance segment also had adverse development on reported claims in our lawyers errors and omissions ("E&O") and primary casualty classes of business. The unfavorable prior year reserve development in the international insurance segment related to a single claim from the 2008 loss year in our general casualty line of business that is estimated to reach our full limit. The net favorable prior year reserve development in our reinsurance segment for the 2013 loss year was primarily due to lower than expected property loss activity.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended June 30, 2013.

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

For the three months ended June 30, 2013, the unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit directors’ and officers’ (“D&O”) and healthcare lines of business. The healthcare emergence was largely driven by one large claim and loss emergence in our medical malpractice class of business due to higher than expected loss frequency. The emergence in our private/not for profit D&O class of business was due to higher than expected loss frequency.

The favorable reserve development for the 2012 loss year for our reinsurance segment was due to lower than expected reported losses in our property reinsurance line of business.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended June 30,		Dollar
	2014	2013	Change
	($ in millions)
Net losses paid	$258.4	$262.9	$(4.5)
Net change in reported case reserves	48.3	(18.2)	66.5
Net change in IBNR	8.2	30.5	(22.3)
Net losses and loss expenses	$314.9	$275.2	$39.7

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2014	2013
	($ in millions)
Net reserves for losses and loss expenses, April 1	$4,576.3	$4,509.7
Incurred related to:
Current period non-catastrophe	360.0	323.6
Prior period	(45.1)	(48.4)
Total incurred	314.9	275.2
Paid related to:
Current period non-catastrophe	23.1	21.0
Prior period	235.3	241.9
Total paid	258.4	262.9
Foreign exchange revaluation	1.2	(4.7)
Net reserve for losses and loss expenses, June 30	4,634.0	4,517.3
Losses and loss expenses recoverable	1,301.7	1,179.6
Reserve for losses and loss expenses, June 30	$5,935.7	$5,696.9
Acquisition Costs

Acquisition costs increased by $9.7 million, or 15.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in acquisition costs was primarily due to the growth in premiums earned and higher acquisition costs in our reinsurance segment. Acquisition costs as a percentage of net premiums earned were 13.8% for the three months ended June 30, 2014 compared to 12.7% for the same period in 2013. The higher acquisition cost ratio was primarily driven from our reinsurance segment.

General and Administrative Expenses

General and administrative expenses increased by $15.6 million, or 19.4%, for the three months ended June 30, 2014 compared to the same period in 2013. Our general and administrative expense ratio was 17.9% and 15.9% for the three months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses was primarily due to higher stock-based compensation and higher salary related costs due to higher headcount. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each of those awards at the period ending share price. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price increased 11% for the three months ended June 30, 2014 compared to a 1% decrease for the same period in 2013.

Amortization of Intangible Assets

The amortization of intangible assets was unchanged for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Interest Expense

Interest expense increased by $0.4 million, or 2.8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net Income

Net income for the three months ended June 30, 2014 was $151.9 million compared to a net loss of $1.9 million for the three months ended June 30, 2013. The $153.8 million increase was primarily the result of recording net realized gains on our investments of $85.2 million during the three months ended June 30, 2014 compared to net realized losses of $115.2 million during the three months ended June 30, 2013. Income tax expense for the three months ended June 30, 2014 increased by $10.2 million compared to the three months ended June 30, 2013. The increase in income tax expense was primarily due to higher taxable income in our U.S. operations.

Comparison of Six Months Ended June 30, 2014 and 2013

Premiums

Gross premiums written increased by $59.5 million, or 3.7%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The overall increase in gross premiums written was primarily the result of the following:

•
U.S. insurance: Gross premiums written increased by $48.1 million, or 8.5%. The increase in gross premiums written was primarily due to $21.7 million of new business growth from new lines of business and new insureds during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, as well as premium rate increases across most lines of business. This was particularly evident in our general casualty, programs, inland marine and environmental lines of business that had an overall increase in gross premiums written of $58.8 million. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions);

•
International insurance: Gross premiums written increased by $17.7 million, or 5.5%. The increase was primarily due to continued growth from new initiatives and new lines of business. Our new aviation and marine cargo business contributed $13.6 million of gross premiums written during the current period. The professional liability line of business grew $9.4 million on new business writings in European E&O and mergers and acquisitions classes of business. This growth was partially offset by the general casualty line of business, which decreased by $7.6 million compared to the prior period, due to non-recurring business written in 2013 and the non-renewal of certain policies during the current period, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions); and

•
Reinsurance: Gross premiums written decreased by $6.3 million, or 0.9%. The decrease was driven primarily by the timing of a renewal that was not renewed in the current period but was previously bound during the six months ended June 30, 2013 partially offset by new business and increased renewals across several major lines of business. In our property reinsurance lines of business, we had increased premiums of approximately $3.6 million from our collateralized property catastrophe reinsurance program through Aeolus Re. In our specialty lines of business, our crop reinsurance line of business increased gross premiums written by $8.5 million primarily due to increases on renewals and new business. We also experienced non-renewals of certain treaties, particularly in our casualty reinsurance line of business, either due to poor terms and conditions or the cedents not renewing their reinsurance or finding other reinsurance alternatives, and net downward premium adjustments on inforce treaties.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
United States	$963.3	$918.6	$44.7	4.9%
Bermuda	415.5	439.7	(24.2)	(5.5)%
Europe	181.3	146.8	34.5	23.5%
Asia Pacific	97.7	97.2	0.5	0.5%
Canada	3.9	—	3.9	n/a
	$1,661.8	$1,602.3	$59.5	3.7%

Net premiums written increased by $49.2 million, or 3.9%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in net premiums written was due to the increase in gross premiums written partially offset by an increase in ceded premiums written. The increase in ceded premiums written was due to new reinsurance treaties in support of our lines of business that we did not have in place during the six months ended June 30, 2013, recognizing annual ceded premiums written at the inception of treaties that have contractual minimum premiums partially offset by lower ceded premiums related to our property catastrophe reinsurance protection during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.2% of gross premiums written for the six months ended June 30, 2014 compared to 20.3% for the same period in 2013. The above factors contributed to the increase in ceded premiums written but overall did not materially impact the ceded premium percentage during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net premiums earned increased by $97.0 million, or 10.0%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of higher premiums earned in each of our operating segments.

The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. insurance	36.8%	35.2%	40.0%	39.8%
International insurance	20.4%	20.0%	16.6%	17.6%
Reinsurance	42.8%	44.8%	43.4%	42.6%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $13.4 million, or 18.9%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was due to higher income across most asset classes. The annualized period book yield of the investment portfolio for the six months ended June 30, 2014 and 2013 was 2.0% and 1.7%, respectively.

Investment management expenses of $8.5 million and $8.1 million were incurred during the six months ended June 30, 2014 and 2013, respectively. The increase of $0.4 million, or 4.9%, was primarily due to additional investment portfolio managers utilized in the current period as compared to prior period.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Six Months Ended June 30,
	2014	2013
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$17.7	$29.5
Equity securities, trading	44.4	16.2
Other invested assets: hedge funds and private equity, trading	39.6	14.7
Total net realized gains on sale	101.7	60.4
Net realized and unrealized (losses) gains on derivatives	(26.6)	7.6
Mark-to-market gains (losses):
Fixed maturity investments, trading	58.9	(131.6)
Equity securities, trading	(0.3)	(1.4)
Other invested assets: hedge funds and private equity, trading	5.7	29.4
Total mark-to-market gains (losses)	64.3	(103.6)
Net realized investment gains (losses)	$139.4	$(35.6)

The total return of our investment portfolio was 2.6% and 0.4% for the six months ended June 30, 2014 and 2013, respectively. The increase in total return was primarily due to lower interest rates that caused mark-to-market gains on our fixed maturity investments during the six months ended June 30, 2014 compared to higher interest rates and tightening credit spreads which caused mark-to-market losses during the six months ended June 30, 2013. The realized and unrealized losses on derivatives for the six months ended June 30, 2014 were the result of selling interest rate future and swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during the year, we recorded a loss related to these interest rate future and swap contracts.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $59.8 million, or 11.3%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$684.1	64.1%	$622.8	64.1%	$61.3	—
Property catastrophe	—	—	—	—	—	—
Current period	684.1	64.1	622.8	64.1	61.3	—
Prior period	(94.0)	(8.8)	(92.5)	(9.5)	(1.5)	0.7
Net losses and loss expenses	$590.1	55.3%	$530.3	54.6%	$59.8	0.7
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the overall growth of our operations.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2014 and June 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $94.0 million during the six months ended June 30, 2014 compared to net favorable reserve development of $92.5 million for the six months ended June 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	Six Months Ended June 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
U.S. insurance	$(4.7)	$(0.5)	$—	$(0.4)	$(4.5)	$(9.0)	$1.0	$12.7	$(0.5)	$7.7	$1.8
International insurance	7.8	(3.8)	(0.7)	(28.4)	9.3	(20.3)	(16.3)	(5.0)	0.8	7.2	(49.4)
Reinsurance	(0.6)	(0.3)	(2.1)	(2.4)	(1.4)	(0.4)	2.3	(5.1)	0.3	(36.7)	(46.4)
	$2.5	$(4.6)	$(2.8)	$(31.2)	$3.4	$(29.7)	$(13.0)	$2.6	$0.6	$(21.8)	$(94.0)

For the six months ended June 30, 2014, the net unfavorable prior year reserve development in the U.S. insurance segment for the 2011 loss year was in our healthcare line of business and was due to adverse development on several claims above our previous expectations in the managed care E&O class of business and higher than expected loss frequency in the medical malpractice class of business. The favorable prior year reserve development in the international insurance segment for the 2007 loss year was due to favorable reserve development on an individual professional liability claim, the net favorable development for the 2009 and 2010 loss years was due to actual loss emergence being lower than anticipated across several lines of business, and the unfavorable reserve development for the 2013 loss year was due to a single claim in our healthcare line of business. The net favorable prior year reserve development in our reinsurance segment for the 2013 loss year was primarily due to benign property loss activity, and therefore reported losses were less than our expectations.

The following table shows the net favorable reserve development by loss year for each of our segments for the six months ended June 30, 2013.

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

For the six months ended June 30, 2013, the unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare and E&O lines of business. The healthcare emergence was largely driven by three large claims, each in excess of $3 million. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency.

The favorable reserve development for the 2012 loss year for our reinsurance segment was due to lower than expected reported losses in our property reinsurance line of business.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Six Months Ended June 30,		Dollar
	2014	2013	Change
	($ in millions)
Net losses paid	$490.7	$507.5	$(16.8)
Net change in reported case reserves	(2.9)	(9.2)	6.3
Net change in IBNR	102.3	32.0	70.3
Net losses and loss expenses	$590.1	$530.3	$59.8

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2014	2013
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,532.0	$4,504.4
Incurred related to:
Current period non-catastrophe	684.1	622.8
Prior period	(94.0)	(92.5)
Total incurred	590.1	530.3
Paid related to:
Current period non-catastrophe	26.8	24.4
Prior period	463.9	483.0
Total paid	490.7	507.4
Foreign exchange revaluation	2.6	(9.9)
Net reserve for losses and loss expenses, June 30	4,634.0	4,517.4
Losses and loss expenses recoverable	1,301.7	1,179.6
Reserve for losses and loss expenses, June 30	$5,935.7	$5,697.0

Acquisition Costs

Acquisition costs increased by $20.7 million, or 17.1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in acquisition costs was due to the growth in premiums and higher acquisition costs in our reinsurance segment. Acquisition costs as a percentage of net premiums earned were 13.3% for the six months ended June 30, 2014 compared to 12.5% for the same period in 2013. The higher acquisition cost ratio was driven from our reinsurance segment.

General and Administrative Expenses

General and administrative expenses increased by $13.2 million, or 8.1%, for the six months ended June 30, 2014 compared to the same period in 2013. Our general and administrative expense ratio was 16.5% and 16.8% for the six months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses was primarily due to higher salary related costs due to higher headcount as our average headcount increased by 13% partially offset by lower stock-based compensation due to changes in our share price. Our share price increased 1% for the six months ended June 30, 2014 compared to a 16% increase for the same period in 2013.

Amortization of Intangible Assets

The amortization of intangible assets was virtually unchanged for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Interest Expense

Interest expense increased by $0.8 million, or 2.8%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net Income

Net income for the six months ended June 30, 2014 was $328.8 million compared to net income of $157.1 million for the six months ended June 30, 2013. The $171.7 million increase was primarily the result of recording net realized gains on our investments of $139.4 million during the six months ended June 30, 2014 compared to net realized losses of $35.6 million during the six months ended June 30, 2013. Income tax expense for the six months ended June 30, 2014 increased by $21.4 million compared to the six months ended June 30, 2013. The increase in income tax expense was primarily due to higher taxable income in our U.S. operations.

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

U.S. Insurance Segment. The U.S. insurance segment includes our direct specialty insurance operations in the United States and Canada, as well as our claims administration services operations. This segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts, as well as third-party claims administration services.

International Insurance Segment. The international insurance segment includes our direct insurance operations in Bermuda, Europe and Asia Pacific, which includes offices in Australia, Singapore and Hong Kong. This segment provides both direct property and casualty insurance primarily to Fortune 1000 North American domiciled accounts from our Bermuda office and direct property and specialty casualty to our non-North American domiciled accounts from our European and Asia Pacific offices.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions)
Revenues
Gross premiums written	$341.4	$307.3	$611.4	$563.3
Net premiums written	222.0	221.4	424.7	413.7
Net premiums earned	214.6	197.5	426.7	385.9
Expenses
Net losses and loss expenses	$145.5	$124.4	$287.5	$257.7
Acquisition costs	29.7	27.3	57.2	50.4
General and administrative expenses	46.6	38.3	84.0	77.9
Underwriting (loss) income	$(7.2)	$7.5	$(2.0)	$(0.1)
Ratios
Loss and loss expense ratio	67.8%	63.0%	67.4%	66.8%
Acquisition cost ratio	13.8%	13.8%	13.4%	13.1%
General and administrative expense ratio	21.7%	19.4%	19.7%	20.2%
Expense ratio	35.5%	33.2%	33.1%	33.3%
Combined ratio	103.3%	96.2%	100.5%	100.1%

Comparison of Three Months Ended June 30, 2014 and 2013

Premiums. Gross premiums written increased by $34.1 million, or 11.1%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase in gross premiums written was primarily due to $11.4 million of new business growth from new lines of business and new insureds during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as well as premium rate increases across most lines of business. This was particularly evident in our general casualty and inland marine lines of business that had an overall increase in gross premiums written of $30.3 million. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
General casualty	$119.7	$97.4	$22.3	22.9%
Professional liability	62.0	64.4	(2.4)	(3.7)%
Healthcare	37.7	46.5	(8.8)	(18.9)%
General property	34.8	35.6	(0.8)	(2.2)%
Programs	34.2	33.7	0.5	1.5%
Inland marine	20.7	12.7	8.0	63.0%
Environmental	11.4	9.7	1.7	17.5%
Other*	20.9	7.3	13.6	186.3%
	$341.4	$307.3	$34.1	11.1%
________________________

*	Includes our primary construction, mergers and acquisitions and surety lines of business.

Net premiums written increased by $0.6 million, or 0.3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to higher gross premiums written and lower ceded premiums related to our property catastrophe reinsurance protection, partially offset by $41.9 million of additional ceded premiums written due to recognizing annual ceded premiums written at the inception of several reinsurance treaties rather than ratably over the contract period as these reinsurance contracts had contractual minimum premiums. This resulted in the acceleration of ceded premiums written but had no impact on net premiums earned. We ceded 35.0% of gross premiums written for the three months ended June 30, 2014 compared to 28.0% for the three months ended June 30, 2013.

Net premiums earned increased by $17.2 million, or 8.7%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was due to the continued growth of our U.S. insurance operations during 2013 and into 2014.

Net losses and loss expenses. Net losses and loss expenses increased by $21.1 million, or 17.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$144.4	67.3%	$127.3	64.5%	$17.1	2.8 Pts
Property catastrophe	—	—	—	—	—	—
Current period	144.4	67.3	127.3	64.5	17.1	2.8
Prior period	1.1	0.5	(2.9)	(1.5)	4.0	2.0
Net losses and loss expenses	$145.5	67.8%	$124.4	63.0%	$21.1	4.8 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to growth of the business and higher non-catastrophe property losses in the current period compared to the same period last year.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2014 and June 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $1.1 million during the three months ended June 30, 2014 compared to net favorable reserve development of $2.9 million for the three months ended June 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(0.1)	$—	$—	$(0.2)	$(2.5)	$—	$1.4	$—	$(1.9)	$4.2	$0.9
Programs	—	—	—	(0.1)	(0.3)	(0.3)	0.3	(0.8)	(0.6)	(1.4)	(3.2)
General property	—	—	—	—	—	—	0.5	(1.6)	(0.3)	3.2	1.8
Healthcare	(1.4)	(0.5)	—	—	(0.8)	1.1	0.1	9.9	2.0	2.1	12.5
Professional liability	—	—	—	(0.3)	(0.4)	(9.5)	(1.0)	1.7	1.6	—	(7.9)
Inland Marine	—	—	—	—	—	—	—	—	(0.2)	(0.4)	(0.6)
Environmental	—	—	—	—	—	—	(0.2)	(1.0)	(1.2)	—	(2.4)
	$(1.5)	$(0.5)	$—	$(0.6)	$(4.0)	$(8.7)	$1.1	$8.2	$(0.6)	$7.7	$1.1

For the three months ended June 30, 2014, the net unfavorable prior year reserve development in our healthcare lines of business for the 2011 through 2013 loss years was primarily due to adverse development on several claims above our previous expectations in the medical malpractice class of business. We also experienced adverse development on reported claims in our lawyers E&O class of business for the 2011 and 2012 loss years and our primary casualty class of business in the 2013 loss year.

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

For the three months ended June 30, 2013, the unfavorable reserve development for the 2011 and 2012 loss years was due to higher than expected loss emergence, primarily in our private/not for profit D&O and healthcare lines of business. The healthcare emergence was largely driven by one large claim and loss emergence in our medical malpractice class of business. The emergence in the private/not for profit D&O is due to higher than expected loss frequency.

Acquisition costs. Acquisition costs increased by $2.4 million, or 8.8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily driven by the growth in net premiums earned. The acquisition cost ratio was 13.8% for both the three months ended June 30, 2014 and 2013.

General and administrative expenses. General and administrative expenses increased by $8.3 million, or 21.7%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to higher stock-based compensation expense and higher salary related costs as we continue to grow our U.S. insurance operations. The general and administrative expense ratio increased to 21.7% for the three months ended June 30, 2014 from 19.4% for the same period in 2013, reflecting higher expenses partially offset by higher net premiums earned.

Comparison of Six Months Ended June 30, 2014 and 2013

Premiums. Gross premiums written increased by $48.1 million, or 8.5%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase in gross premiums written was primarily due to $21.7 million of new business growth from new lines of business and new insureds during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, as well as premium rate increases across most lines of business. This was particularly evident in our general casualty, programs, inland marine and environmental lines of business that had an overall increase in gross premiums written of $58.8 million. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
General casualty	$199.0	$164.3	$34.7	21.1%
Professional liability	124.2	127.5	(3.3)	(2.6)%
Programs	73.2	66.6	6.6	9.9%
Healthcare	72.1	100.0	(27.9)	(27.9)%
General property	53.7	55.3	(1.6)	(2.9)%
Inland marine	32.8	20.7	12.1	58.5%
Environmental	21.7	16.3	5.4	33.1%
Other*	34.6	12.6	22.0	174.6%
	$611.4	$563.3	$48.1	8.5%
________________________

*	Includes our primary construction, mergers and acquisitions and surety lines of business.

Net premiums written increased by $11.0 million, or 2.7%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in net premiums written was due to higher gross premiums written and lower ceded premiums related to our property catastrophe reinsurance protection partially offset by higher premiums ceded due to recognizing annual ceded premiums written at the inception of the treaty rather than ratably over the contract period for those reinsurance contracts where there is a contractual minimum premium. We ceded 30.5% of gross premiums written for the six months ended June 30, 2014 compared to 26.6% during during the same period in 2013.

Net premiums earned increased by $40.8 million, or 10.6%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was due to the continued growth of our U.S. insurance operations during 2013 and into 2014.

Net losses and loss expenses. Net losses and loss expenses increased by $29.8 million, or 11.6%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$285.7	67.0%	$250.1	64.8%	$35.6	2.2 Pts
Property catastrophe	—	—	—	—	—	—
Current period	285.7	67.0	250.1	64.8	35.6	2.2
Prior period	1.8	0.4	7.6	2.0	(5.8)	(1.6)
Net losses and loss expenses	$287.5	67.4%	$257.7	66.8%	$29.8	0.6 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to growth and mix of the business, higher non-catastrophe property losses in the current period compared to the same period last year, and increased loss adjustment expenses across several lines of business.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2014 and June 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $1.8 million during the three months ended June 30, 2014 compared to net unfavorable reserve development of $7.6 million for the three months ended June 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(3.0)	$—	$—	$(0.7)	$(4.8)	$0.3	$1.3	$2.0	$(1.9)	$4.2	$(2.6)
Programs	—	—	—	0.9	1.3	(3.3)	0.3	(1.8)	(0.8)	(1.4)	(4.8)
General property	—	—	—	—	—	—	0.5	(1.6)	(0.3)	3.2	1.8
Healthcare	(1.7)	(0.5)	—	(0.3)	(0.6)	3.1	0.1	14.2	3.8	2.1	20.2
Professional liability	—	—	—	(0.3)	(0.4)	(9.1)	(1.0)	1.2	0.4	—	(9.2)
Inland Marine	—	—	—	—	—	—	—	(0.3)	(0.5)	(0.4)	(1.2)
Environmental	—	—	—	—	—	—	(0.2)	(1.0)	(1.2)	—	(2.4)
	$(4.7)	$(0.5)	$—	$(0.4)	$(4.5)	$(9.0)	$1.0	$12.7	$(0.5)	$7.7	$1.8

For the six months ended June 30, 2014, the net unfavorable prior year reserve development in the healthcare line of business for the 2011 through 2013 loss years was due to adverse development on several claims above our previous expectations in the managed care E&O class of business and higher than expected loss frequency and severity in the medical malpractice class of business. We also experienced adverse development on reported claims in our lawyers E&O class of business for the 2011 and 2012 loss years and the primary casualty class of business in the 2013 loss year.

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

For the six months ended June 30, 2013, the unfavorable reserve development for the 2011 and 2012 loss years was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare D&O and E&O lines of business. The healthcare D&O emergence was largely driven by three large claims, each in excess of $3 million. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency.

Acquisition costs. Acquisition costs increased by $6.8 million, or 13.5%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was driven by the growth in net premiums earned, higher commission and brokerage rates compared to last year due to changes in the mix of business and higher rates charged by brokers, and an increase in other acquisition related costs. The acquisition cost ratio was 13.4% and 13.1% for the six months ended June 30, 2014 and 2013.

General and administrative expenses. General and administrative expenses increased by $6.1 million, or 7.8%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to higher salary-

related costs as we continue to grow our U.S. insurance operations. The general and administrative expense ratio decreased to 19.7% for the six months ended June 30, 2014 from 20.2% for the same period in 2013.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions)
Revenues
Gross premiums written	$204.5	$192.6	$338.8	$321.1
Net premiums written	122.2	106.4	197.6	184.1
Net premiums earned	89.2	87.0	177.6	171.2
Expenses
Net losses and loss expenses	$35.9	$31.0	$59.5	$59.9
Acquisition costs	0.6	(0.4)	(0.4)	(1.2)
General and administrative expenses	29.4	24.1	54.2	48.9
Underwriting income	$23.3	$32.3	$64.3	$63.6
Ratios
Loss and loss expense ratio	40.3%	35.6%	33.5%	35.0%
Acquisition cost ratio	0.6%	(0.4)%	(0.2)%	(0.7)%
General and administrative expense ratio	33.0%	27.7%	30.5%	28.6%
Expense ratio	33.6%	27.3%	30.3%	27.9%
Combined ratio	73.9%	62.9%	63.8%	62.9%

Comparison of Three Months Ended June 30, 2014 and 2013

Premiums. Gross premiums written increased by $11.9 million, or 6.2%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to continued growth from new initiatives and new lines of business. Our new aviation and marine cargo business contributed a combined $9.3 million of gross premiums written during the current quarter. The professional liability line of business grew $4.9 million primarily on new business writings in the mergers and acquisitions class of business. This growth was partially offset by the general casualty line of business, which decreased by $3.7 million primarily due to the non-renewal of certain policies during the current quarter, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions). During the quarter, we opened a new branch office in Sydney, Australia to further expand our distribution network in the Asia Pacific region.
The table below illustrates our gross premiums written by underwriter location for our international insurance operations.

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Bermuda	$135.0	$136.3	$(1.3)	(1.0)%
Europe	61.9	49.2	12.7	25.8%
Asia Pacific	7.6	7.1	0.5	7.0%
	$204.5	$192.6	$11.9	6.2%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
General property	$65.5	$65.2	$0.3	0.5%
Professional liability	62.2	57.3	4.9	8.6%
General casualty	40.6	44.3	(3.7)	(8.4)%
Healthcare	19.9	21.2	(1.3)	(6.1)%
Trade credit	7.0	4.6	2.4	52.2%
Aviation	6.7	—	6.7	n/a
Other*	2.6	—	2.6	n/a
	$204.5	$192.6	$11.9	6.2%
________________________

*	Includes our marine cargo line of business.

Net premiums written increased by $15.8 million, or 14.8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in net premiums written was primarily due to higher gross premiums written and lower ceded premiums related to our property catastrophe reinsurance protection for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. We ceded 40.2% of gross premiums written for the three months ended June 30, 2014 compared to 44.8% for the three months ended June 30, 2013.

Net premiums earned increased by $2.2 million, or 2.5%, primarily due to higher net premiums written during 2013 and the first half of 2014.

Net losses and loss expenses. Net losses and loss expenses increased by $4.9 million, or 15.8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$55.9	62.7%	$56.7	65.1%	$(0.8)	(2.4) Pts
Property catastrophe	—	—	—	—	—	—
Current period	55.9	62.7	56.7	65.1	(0.8)	(2.4)
Prior period	(20.0)	(22.4)	(25.7)	(29.5)	5.7	7.1
Net losses and loss expenses	$35.9	40.3%	$31.0	35.6%	$4.9	4.7 Pts

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to lower reported property loss activity during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2014 and June 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our international insurance segment recorded net favorable reserve development of $20.0 million during the three months ended June 30, 2014 compared to net favorable reserve development of $25.7 million for the three months ended June 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$5.2	$(0.7)	$(1.2)	$(1.4)	$15.5	$(6.6)	$(4.1)	$2.0	$(0.1)	$—	$8.6
General property	—	(0.2)	(0.4)	(0.1)	—	(0.2)	(0.4)	(1.4)	(2.3)	(5.9)	(10.9)
Professional liability	(1.2)	(0.7)	3.5	(9.1)	(0.4)	(7.7)	(3.5)	(0.4)	6.0	—	(13.5)
Healthcare	(0.1)	0.1	—	—	—	—	(3.9)	(0.2)	(0.2)	—	(4.3)
Trade Credit	—	—	—	—	—	—	—	—	(1.2)	1.3	0.1
	$3.9	$(1.5)	$1.9	$(10.6)	$15.1	$(14.5)	$(11.9)	$—	$2.2	$(4.6)	$(20.0)

For the three months ended June 30, 2014, the unfavorable prior year reserve development in the general casualty line of business for the 2008 loss year related to a single claim estimated to reach our full limit.

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

Acquisition costs. Acquisition costs increased by $1.0 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The acquisition cost ratio was 0.6% for the three months ended June 30, 2014 and negative 0.4% for the three months ended June 30, 2013. The negative cost represents ceding commissions received on ceded premiums, that have been earned, in excess of the brokerage fees and commissions paid on gross premiums written, that have been amortized. The ceding commission income also covers costs that are expensed as incurred.

General and administrative expenses. General and administrative expenses increased by $5.3 million, or 22.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to higher stock-based compensation expense and higher salary-related costs as we continue to grow our international insurance operations. The general and administrative expense ratio was 33.0% and 27.7% for the three months ended June 30, 2014 and 2013, respectively. The increase in the general and administrative expense ratio was primarily due to the higher compensation costs discussed above.

Comparison of Six Months Ended June 30, 2014 and 2013

Premiums. Gross premiums written increased by $17.7 million, or 5.5%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to continued growth from new initiatives and new lines of business. Our new aviation and marine cargo business contributed $13.6 million of gross premiums written during the current period. The professional liability line of business grew $9.4 million on new business writings in European E&O and mergers and acquisitions classes of business. This growth was partially offset by the general casualty line of business, which decreased by $7.6 million compared to the prior period, due to non-recurring business written in 2013 and the non-renewal of certain policies during the current period, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).

The table below illustrates our gross premiums written by underwriter location for our international insurance operations.

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Bermuda	$214.9	$221.5	$(6.6)	(3.0)%
Europe	110.9	86.8	24.1	27.8%
Asia Pacific	13.0	12.8	0.2	1.6%
	$338.8	$321.1	$17.7	5.5%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
General property	$102.1	$103.9	$(1.8)	(1.7)%
Professional liability	99.8	90.4	9.4	10.4%
General casualty	60.7	68.3	(7.6)	(11.1)%
Healthcare	47.1	47.7	(0.6)	(1.3)%
Trade credit	15.5	10.8	4.7	43.5%
Aviation	9.5	—	9.5	n/a
Other*	4.1	—	4.1	n/a
	$338.8	$321.1	$17.7	5.5%
________________________

*	Includes our marine cargo line of business.

Net premiums written increased by $13.5 million, or 7.3%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in net premiums written was primarily due to higher gross premiums written and lower ceded premiums related to our property catastrophe reinsurance protection for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 partially offset by higher premiums ceded for new reinsurance contracts for our aviation, marine cargo and small- to medium-sized enterprise lines of business, which included additional ceded premium due to recognizing annual ceded premiums written at the inception of certain reinsurance treaties rather than ratably over the contract period where there is a contractual minimum premium. We ceded 41.7% of gross premiums written for the six months ended June 30, 2014 compared to 42.7% for the six months ended June 30, 2013.

Net premiums earned increased by $6.4 million, or 3.7%, primarily due to higher net premiums written during 2013 and into 2014.

Net losses and loss expenses. Net losses and loss expenses decreased by $0.4 million, or 0.7%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$108.9	61.3%	$115.3	67.4%	$(6.4)	(6.1) Pts
Property catastrophe	—	—	—	—	—	—
Current period	108.9	61.3	115.3	67.4	(6.4)	(6.1)
Prior period	(49.4)	(27.8)	(55.4)	(32.4)	6.0	4.6
Net losses and loss expenses	$59.5	33.5%	$59.9	35.0%	$(0.4)	(1.5) Pts

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due lower reported property loss activity during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and an increase to the loss adjustment expense reserve during the six months ended June 30, 2013 that did not occur during the six months ended June 30, 2014.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2014 and June 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our international insurance segment recorded net favorable reserve development of $49.4 million during the six months ended June 30, 2014 compared to net favorable reserve development of $55.4 million for the six months ended June 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$9.6	$(1.4)	$(2.5)	$(3.5)	$11.4	$(9.3)	$(8.8)	$1.9	$(0.1)	$—	$(2.7)
General property	(0.3)	0.1	(0.5)	(1.1)	(0.3)	(0.7)	0.1	(4.6)	(4.6)	(10.1)	(22.0)
Professional liability	(1.4)	(1.6)	3.2	(22.8)	(1.0)	(10.3)	(3.6)	(0.8)	5.9	—	(32.4)
Healthcare	(0.1)	(0.9)	(0.9)	(1.0)	(0.8)	—	(3.9)	(0.5)	(0.2)	16.0	7.7
Trade Credit	—	—	—	—	—	—	(0.1)	(1.0)	(0.2)	1.3	—
	$7.8	$(3.8)	$(0.7)	$(28.4)	$9.3	$(20.3)	$(16.3)	$(5.0)	$0.8	$7.2	$(49.4)

For the six months ended June 30, 2014, the unfavorable prior year reserve development in the healthcare line of business for the 2013 loss year and for the general casualty line of business for the 2008 loss year related to single claims within each of those lines of business. The favorable prior year reserve development in the professional liability line of business for the 2007 loss year was primarily due to favorable reserve development on an individual claim. The favorable development in the 2009 and 2010 loss years was primarily due to actual loss emergence being lower than anticipated across several lines of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2013
	2003 and Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$6.3	$2.4	$(7.0)	$(6.7)	$(8.7)	$(4.7)	$(1.2)	$(0.2)	$—	$0.9	$(18.9)
General property	—	—	(0.1)	(0.2)	1.1	(1.0)	(3.5)	(4.0)	(9.5)	(8.1)	(25.3)
Professional liability	(0.3)	(5.0)	3.3	(2.9)	(10.9)	0.3	(6.5)	(0.4)	(0.1)	—	(22.5)
Healthcare	(0.1)	(0.3)	(0.5)	(1.1)	8.2	(4.5)	10.6	(0.9)	(0.1)	—	11.3
	$5.9	$(2.9)	$(4.3)	$(10.9)	$(10.3)	$(9.9)	$(0.6)	$(5.5)	$(9.7)	$(7.2)	$(55.4)
For the six months ended June 30, 2013, the net favorable reserve development for loss years 2004 through 2012 was a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our healthcare line in the 2007 and 2009 loss years was due to adverse development on individual claims.

Acquisition costs. Acquisition costs increased by $0.8 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The acquisition cost ratio was negative 0.2% for the six months ended June 30, 2014 and negative

0.7% for the six months ended June 30, 2013. The lower negative acquisition cost ratio is primarily due to higher other acquisition related costs during the current year as compared to prior year partially offset by additional ceding commission income earned on the new aviation reinsurance treaties and increased ceding commission income on certain renewal reinsurance treaties.

General and administrative expenses. General and administrative expenses increased by $5.3 million, or 10.8%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in general and administrative expenses were due to increased salary and related costs. The general and administrative expense ratio was 30.5% and 28.6% for the six months ended June 30, 2014 and 2013, respectively.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions)
Revenues
Gross premiums written	$214.5	$265.3	$711.6	$717.9
Net premiums written	209.8	253.4	703.2	678.5
Net premiums earned	233.4	222.8	463.3	413.4
Expenses
Net losses and loss expenses	$133.4	$119.8	$243.2	$212.7
Acquisition costs	44.0	37.7	85.2	72.1
General and administrative expenses	20.2	18.1	38.3	36.5
Underwriting income	$35.8	$47.2	$96.6	$92.1
Ratios
Loss and loss expense ratio	57.2%	53.8%	52.5%	51.5%
Acquisition cost ratio	18.9%	16.9%	18.4%	17.4%
General and administrative expense ratio	8.6%	8.1%	8.3%	8.8%
Expense ratio	27.5%	25.0%	26.7%	26.2%
Combined ratio	84.7%	78.8%	79.2%	77.7%

Comparison of Three Months Ended June 30, 2014 and 2013

Premiums. Gross premiums written decreased by $50.8 million, or 19.1%, for the three months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily due to the timing of renewals that were not renewed in the current quarter but were previously bound during the quarter ended June 30, 2013 and lower premiums written in our property reinsurance lines of business. In our property reinsurance lines of business, we had lower premiums written during the current quarter compared to the same quarter last year of $12.4 million from our collateralized property catastrophe reinsurance program through Aeolus Re.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
United States	$104.2	$132.9	$(28.7)	(21.6)%
Bermuda	50.9	74.7	(23.8)	(31.9)%
Asia	43.3	46.7	(3.4)	(7.3)%
Europe	16.1	11.0	5.1	46.4%
	$214.5	$265.3	$(50.8)	(19.1)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Property	$119.8	$152.4	$(32.6)	(21.4)%
Casualty	64.4	76.7	(12.4)	(16.1)%
Specialty	30.3	36.2	(5.9)	(16.3)%
	$214.5	$265.3	$(50.8)	(19.1)%

Net premiums written decreased by $43.6 million, or 17.2%, due to the decrease in gross premiums written partially offset by lower ceded premiums during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net premiums earned increased by $10.6 million, or 4.8%, as a result of the increase in net premiums written during the previous quarters, as well as the reduction in ceded earned premium related to the non-renewal of the collateralized retrocessional catastrophe cover that we purchased during the first quarter of 2013 partially offset by the ceded earned premium related to the collateralized property catastrophe reinsurance we purchased in the current quarter.

Net losses and loss expenses. Net losses and loss expenses increased by $13.6 million, or 11.4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$159.6	68.4%	$139.6	62.7%	$20.0	5.7
Property catastrophe	—	—	—	—	—	—
Current period	159.6	68.4	139.6	62.7	20.0	5.7
Prior period	(26.2)	(11.2)	(19.8)	(8.9)	(6.4)	(2.3)
Net losses and loss expenses	$133.4	57.2%	$119.8	53.8%	$13.6	3.4

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the growth of the business and higher reported large property losses during the three months ended June 30, 2014 compared to the same period in 2013. The reported large property losses during the three months ended June 30, 2014 primarily related to several storm events in the United States, an earthquake in Chile, an oil spill in the Gulf of Mexico and a fire at a Russian oil refinery. The increase in the current year non-catastrophe losses and loss expense ratio was primarily due to the higher reported large losses discussed above, which resulted in an increase of 6.0 percentage points in the current year non-catastrophe losses and loss expense ratio.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2014 and June 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our reinsurance segment recorded net favorable reserve development of $26.2 million during the three months ended June 30, 2014 compared to net favorable reserve development of $19.8 million for the three months ended June 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.4	$—	$(0.1)	$—	$0.1	$0.4	$0.4	$(5.1)	$(2.6)	$(15.9)	$(22.4)
Casualty	0.7	(0.6)	(0.5)	(0.2)	0.2	(1.2)	0.2	0.2	(0.9)	(0.8)	(2.9)
Specialty	(0.4)	(0.5)	(0.1)	(0.1)	—	0.2	0.2	(0.4)	5.9	(5.7)	(0.9)
	$0.7	$(1.1)	$(0.7)	$(0.3)	$0.3	$(0.6)	$0.8	$(5.3)	$2.4	$(22.4)	$(26.2)

For the three months ended June 30, 2014, the net favorable reserve development in the property line of business for the 2013 loss year is due to lower than expected reported loss activity.

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

For the three months ended June 30, 2013, the favorable reserve development for the 2012 loss year for our reinsurance segment was largely due to lower than expected reported losses in our property line of business. Our casualty line of business experienced higher than expected loss emergence that caused the unfavorable loss reserve development in the 2011 and 2012 loss years.

Acquisition costs. Acquisition costs increased by $6.3 million, or 16.7%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was due to the increase in premiums earned, as well as higher profit commission accruals recorded in the current quarter and increased ceding commission charged by cedents in certain lines of business. The acquisition cost ratio was 18.9% for the three months ended June 30, 2014 compared to 16.9% for the three months ended June 30, 2013. The increase in the acquisition cost ratio was due to higher profit commission accruals and increased ceding commission charged by cedents.

General and administrative expenses. General and administrative expenses increased by $2.1 million, or 11.6%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase in general and administrative expenses was primarily due to higher stock-based compensation expense. The general and administrative expense ratios for the three months ended June 30, 2014 and 2013 were 8.6% and 8.1%, respectively, due to the higher expenses noted above partially offset by higher net premiums earned.

Comparison of Six Months Ended June 30, 2014 and 2013

Premiums. Gross premiums written decreased by $6.3 million, or 0.9%, for the six months ended June 30, 2014 compared to the same period in 2013. The decrease was driven primarily by the timing of a renewal that was not renewed in the current period but was previously bound during the six months ended June 30, 2013 partially offset by new business and increased renewals across several major lines of business. In our property reinsurance lines of business, we had increased premiums of approximately $3.6 million from our collateralized property catastrophe reinsurance program through Aeolus Re. In our specialty lines of business, our crop reinsurance line of business increased gross premiums written by $8.5 million primarily due to increases on renewals and new business. We also experienced non-renewals of certain treaties, particularly in our casualty reinsurance line of business, either due to poor terms and conditions or the cedents not renewing their reinsurance or finding other reinsurance alternatives, and net downward premium adjustments on inforce treaties.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
United States	$355.9	$355.3	$0.6	0.2%
Bermuda	200.6	218.2	(17.6)	(8.1)%
Asia	84.7	84.4	0.3	0.4%
Europe	70.4	60.0	10.4	17.3%
	$711.6	$717.9	$(6.3)	(0.9)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Property	$370.3	$364.0	$6.3	1.7%
Specialty	191.8	179.6	12.2	6.8%
Casualty	149.5	174.3	(24.8)	(14.2)%
	$711.6	$717.9	$(6.3)	(0.9)%

Net premiums written increased by $24.7 million, or 3.6%, primarily due to not renewing the collateralized retrocessional catastrophe cover partially offset by ceded premiums written for the current year collateralized property catastrophe reinsurance protection.

Net premiums earned increased by $49.9 million, or 12.1%, as a result of the increase in net premiums written during 2013 and into 2014, as well as the reduction in ceded earned premium related to the non-renewal of the collateralized retrocessional catastrophe cover.

Net losses and loss expenses. Net losses and loss expenses increased by $30.5 million, or 14.3%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$289.6	62.5%	$257.4	62.3%	$32.2	0.2
Property catastrophe	—	—	—	—	—	—
Current period	289.6	62.5	257.4	62.3	32.2	0.2
Prior period	(46.4)	(10.0)	(44.7)	(10.8)	(1.7)	0.8
Net losses and loss expenses	$243.2	52.5%	$212.7	51.5%	$30.5	1.0

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to higher reported property losses during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 partially offset by the mix of business.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2014 and June 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our reinsurance segment recorded net favorable reserve development of $46.4 million during the six months ended June 30, 2014 compared to net favorable reserve development of $44.7 million for the six months ended June 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.5	$—	$(0.2)	$(0.2)	$(0.2)	$0.3	$1.0	$(5.8)	$(4.3)	$(29.6)	$(38.5)
Casualty	(0.7)	—	(1.8)	(2.1)	(1.2)	(1.0)	1.0	1.1	(0.2)	1.4	(3.5)
Specialty	(0.4)	(0.3)	(0.1)	(0.1)	—	0.3	0.3	(0.4)	4.8	(8.5)	(4.4)
	$(0.6)	$(0.3)	$(2.1)	$(2.4)	$(1.4)	$(0.4)	$2.3	$(5.1)	$0.3	$(36.7)	$(46.4)

For the six months ended June 30, 2014, the net favorable reserve development in the property line of business for the 2013 loss year is due to lower than expected reported loss activity.

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

For the six months ended June 30, 2013, the favorable reserve development for the 2012 loss year for our reinsurance segment was largely due to lower than expected reported losses in our property line of business.

Acquisition costs. Acquisition costs increased by $13.1 million, or 18.2%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was due to the increase in premiums written, as well as higher profit commission accruals recorded in the current quarter and increased ceding commission charged by cedents in certain lines of business. The acquisition cost ratio was 18.4% for the six months ended June 30, 2014 compared to 17.4% for the six months ended June 30, 2013. The increase in the acquisition cost ratio was due to higher profit commission accruals and increased ceding commission charged by cedents

General and administrative expenses. General and administrative expenses increased by $1.8 million, or 4.9%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase in general and administrative expenses was primarily due to higher salary related costs partially offset by lower stock-based compensation expense. The general and administrative expense ratios for the six months ended June 30, 2014 and 2013 were 8.3% and 8.8%, respectively. The decrease in the general and administrative expense ratio was due to the increase in net premiums earned outpacing the increase in expenses.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
	($ in millions)
Case reserves	$591.9	$609.8	$483.6	$441.0	$468.1	$470.1	$1,543.6	$1,520.9
IBNR	1,607.4	1,509.2	1,683.7	1,710.4	1,101.0	1,026.0	4,392.1	4,245.6
Reserve for losses and loss expenses	2,199.3	2,119.0	2,167.3	2,151.4	1,569.1	1,496.1	5,935.7	5,766.5
Reinsurance recoverables	(576.4)	(558.7)	(717.3)	(669.6)	(8.0)	(6.2)	(1,301.7)	(1,234.5)
Net reserve for losses and loss expenses	$1,622.9	$1,560.3	$1,450.0	$1,481.8	$1,561.1	$1,489.9	$4,634.0	$4,532.0

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2014:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$2,199.3	$1,734.8	$2,469.5
International insurance	2,167.3	1,691.6	2,378.0
Reinsurance	1,569.1	1,281.2	1,750.5
Consolidated (1)	5,935.7	4,795.5	6,512.1

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,622.9	$1,287.8	$1,854.3
International insurance	1,450.0	1,123.4	1,606.6
Reinsurance	1,561.1	1,275.0	1,742.1
Consolidated (1)	4,634.0	3,763.5	5,125.8
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	($ in millions)
Ceded case reserves	$248.8	$225.8
Ceded IBNR reserves	1,052.9	1,008.7
Reinsurance recoverable	$1,301.7	$1,234.5

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of June 30, 2014 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Our total investments and cash and cash equivalents totaled $8.8 billion as of June 30, 2014, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of June 30, 2014, we held $635.1 million of unrestricted cash and cash equivalents and $518.0 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and "other invested assets" are available to meet our long-term liquidity needs.

As of June 30, 2014, we had $150 million available under our revolving loan facility.

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

Cash Flows

	Six Months Ended June 30,
	2014	2013
	($ in millions)
Cash flows provided by operating activities	$448.9	$133.6
Cash flows used in investing activities	(184.2)	(43.4)
Cash flows used in financing activities	(164.7)	(90.3)
Effect of exchange rate changes on foreign currency cash	3.2	(7.7)
Net increase (decrease) in cash and cash equivalents	103.2	(7.8)
Cash and cash equivalents, beginning of period	531.9	681.9
Cash and cash equivalents, end of period	$635.1	$674.1

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers, return of funds held balances related to our collateralized property catastrophe reinsurance program through Aeolus Re, and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, contributions of funds held balances, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 10 consecutive years.

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

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The change in cash flows used in investing activities reflects the higher net purchases of securities during the six months ended June 30, 2014 compared to the same period in 2013.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities was due to the $55.2 million increase in share repurchases for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Dividends paid increased as we increased our quarterly dividend per share amount to $0.167 in 2014 from $0.125 in 2013.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2014 and December 31, 2013, 88.3% and 89.3%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	($ in millions)
Due in one year or less	$518.0	$838.8
Due after one year through five years	2,805.5	2,698.8
Due after five years through ten years	739.2	697.8
Due after ten years	93.2	67.0
Mortgage-backed	1,323.8	1,292.5
Asset-backed	677.4	505.9
Total	$6,157.1	$6,100.8

We have investments in "other invested assets", comprising interests in hedge funds, private equity funds, other private securities and high yield loan funds, the carrying value of which was $932.6 million as of June 30, 2014. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of June 30, 2014.

As of June 30, 2014, we had combined unused letters of credit capacity of $747.6 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the six months ended June 30, 2014, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

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

As of June 30, 2014 and December 31, 2013, $2,745.4 million and $2,894.4 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of June 30, 2014 and December 31, 2013, a further $886.2 million and $1,053.6 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of June 30, 2014 have not changed since December 31, 2013. See Item 1. “Business” in our 2013 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	($ in millions)
Senior notes	$798.6	$798.5
Shareholders’ equity	3,682.8	3,519.8
Total capitalization	$4,481.4	$4,318.3
Debt to total capitalization	17.8%	18.5%

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

Share Repurchases

On May 1, 2014, our shareholders approved a new share repurchase program in order for us to repurchase up to $500.0 million of our common shares. This new share repurchase program supersedes the 2012 share repurchase program and no further repurchases will be made under the 2012 share repurchase program. Under the terms of this new share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of June 30, 2014 approximately $454.2 million remained under this share repurchase authorization.

During the three month and six months ended June 30, 2014, our share repurchases were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	($ in millions)
Common shares repurchased	1,949,496	3,961,692
Total cost of shares repurchased	$70.9	$139.5
Average price per share	$36.36	$35.22

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
As of June 30, 2014, we did not have any off-balance sheet arrangements.

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
In the table below changes in fair values as a result of changes in interest rates are determined by calculating hypothetical June 30, 2014 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$7,201.7	$7,065.9	$6,993.9	$6,920.0	$6,846.1	$6,773.2	$6,630.6
Fair value change from base	281.7	145.9	73.9	—	(73.9)	(146.8)	(289.4)
Change in unrealized appreciation/(depreciation)	4.1%	2.1%	1.1%	—%	(1.1)%	(2.1)%	(4.2)%
In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical June 30, 2014 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$5,318.3	$5,208.4	$5,153.5	$5,098.5	$5,043.5	$4,988.6	$4,878.7
Fair value change from base	219.8	109.9	55.0	—	(55.0)	(109.9)	(219.8)
Change in unrealized appreciation/(depreciation)	4.3%	2.2%	1.1%	—%	(1.1)%	(2.2)%	(4.3)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of June 30, 2014.

	Fair Value June 30, 2014	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$762.9	AAA	8.7%
U.S. government securities	1,058.6	AA+	11.9%
U.S. government agencies	215.7	AA+	2.5%
Non-U.S. government and government agencies	185.1	AA+	2.1%
State, municipalities and political subdivisions	261.3	AA-	3.0%
Mortgage-backed securities (“MBS”):
Agency MBS	659.0	AA+	7.5%
Non-agency MBS	129.5	B+	1.5%
Commercial MBS	535.3	BBB	6.1%
Total mortgage-backed securities	1,323.8		15.1%
Corporate securities:
Financials	1,168.9	A	13.3%
Industrials	1,167.5	BBB	13.3%
Utilities	98.9	BBB+	1.1%
Total corporate securities	2,435.3		27.7%
Asset-backed securities:
Credit cards	67.6	AAA	0.8%
Auto receivables	11.2	AAA	0.1%
Student Loans	154.9	AA+	1.8%
Collateralized loan obligations	381.6	AA	4.3%
Other	62.1	AAA	0.7%
Total asset-backed securities	677.4		7.7%
Other invested assets:
Private equity	266.8	N/A	3.0%
Hedge funds	505.2	N/A	5.7%
Other private securities	128.1	N/A	1.5%
High yield loan fund	32.5	N/A	0.4%
Total other invested assets	932.6		10.6%
Equities	938.1	N/A	10.7%
Total investment portfolio	$8,790.8		100.0%
As of June 30, 2014, we held $6.2 billion of fixed income securities. Of those assets, approximately 88.3% were rated investment grade (Baa3/BBB- or higher) with the remaining 11.7% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was A+ by Standard & Poor’s.
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
As of June 30, 2014, we held investments in "other invested assets" with a carrying value of $932.6 million. Included in other invested assets are private equity funds, hedge funds, other private securities and a high yield loan fund. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
As of June 30, 2014, our direct exposure to European credit across all of Europe was $748.2 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of June 30, 2014, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal, Spain or Ukraine.

	June 30, 2014
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Austria	$—	$—	$0.1	$0.1
Belgium	—	—	15.8	15.8
Denmark	—	—	2.0	2.0
Finland	—	—	1.2	1.2
France	—	0.9	207.4	208.3
Germany	31.8	—	21.1	52.9
Hungary	—	—	0.2	0.2
Ireland	—	5.2	1.5	6.7
Italy	—	—	5.4	5.4
Luxembourg	—	3.7	14.3	18.0
Netherlands	34.3	0.8	79.9	115.0
Norway	—	—	24.7	24.7
Poland	—	—	0.7	0.7
Portugal	—	—	0.7	0.7
Spain	—	—	17.8	17.8
Sweden	—	—	45.7	45.7
Switzerland	2.3	—	43.6	45.9
United Kingdom	27.3	4.2	155.7	187.2
Total exposure	$95.7	$14.8	$637.7	$748.2
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
As of June 30, 2014 and December 31, 2013, approximately 4.3% and 2.3%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the six months ended June 30, 2014 and 2013, approximately 14% and 11%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2014, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30 2014	690,000	$34.76	690,000	$142.9	million
May 1 - 31, 2014	630,000	36.79	630,000	477.9	million
June 1 - 30, 2014	629,496	37.65	629,496	454.2	million
Total	1,949,496	$36.36	1,949,496	$454.2	million	(1)
________________________

(1)
At the 2014 Annual Shareholder Meeting on May 1, 2014, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. The new share repurchase program superseded the 2012 share repurchase program effective May 1, 2014. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1(2)†	Employment Agreement, dated as of May 1, 2014, by and between Allied World National Assurance Company and Louis P. Iglesias.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on May 2, 2014.
(2)
Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on August 2, 2013. Other than with respect to commencement date, title, base salary and employer, the employment agreement for Mr. Louis P. Iglesias is materially identical to the employment agreement for Mr. John Gauthier filed thereto.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: July 23, 2014

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: July 23, 2014

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: July 23, 2014

	By:	/s/ Kent W. Ziegler
	Name:	Kent W. Ziegler
	Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1(2)†	Employment Agreement, dated as of May 1, 2014, by and between Allied World National Assurance Company and Louis P. Iglesias.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on May 2, 2014.

(2)
Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on August 2, 2013. Other than with respect to commencement date, title, base salary and employer, the employment agreement for Mr. Louis P. Iglesias is materially identical to the employment agreement for Mr. John Gauthier filed thereto.

†	Management contract or compensatory plan, contract or arrangement.

*
These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.