Form 10-Q
period 2014-09-30
Allied World Assurance Co Holdings, AG
filed 2014-10-22
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 13, 2014, 96,409,738 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2014 and December 31, 2013
(Expressed in thousands, except share and per share amounts)

	As of	As of
	September 30, 2014	December 31, 2013
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2014: $6,074,752; 2013: $6,065,350)	$6,128,237	$6,100,798
Equity securities trading, at fair value (cost: 2014: $901,300; 2013: $647,301)	945,076	699,846
Other invested assets	929,201	911,392
Total investments	8,002,514	7,712,036
Cash and cash equivalents	831,270	531,936
Restricted cash	178,958	149,393
Insurance balances receivable	926,183	664,731
Funds held	405,703	632,430
Prepaid reinsurance	376,651	340,992
Reinsurance recoverable	1,349,009	1,234,504
Accrued investment income	30,554	32,236
Net deferred acquisition costs	171,827	126,661
Goodwill	278,085	268,376
Intangible assets	46,931	48,831
Balances receivable on sale of investments	60,122	76,544
Net deferred tax assets	41,312	37,469
Other assets	110,449	89,691
Total assets	$12,809,568	$11,945,830
LIABILITIES:
Reserve for losses and loss expenses	$6,052,263	$5,766,529
Unearned premiums	1,716,927	1,396,256
Reinsurance balances payable	203,428	173,023
Balances due on purchases of investments	166,026	104,740
Senior notes	798,725	798,499
Dividends payable	21,686	16,732
Accounts payable and accrued liabilities	176,914	170,225
Total liabilities	$9,135,969	$8,426,004
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Common shares: 2014: par value CHF 4.10 per share and 2013: par value CHF 4.10 per share (2014: 100,775,256; 2013: 103,477,452 shares issued and 2014: 96,382,238; 2013: 100,253,646 shares outstanding)	407,990	418,988
Treasury shares, at cost (2014: 4,393,018; 2013: 3,223,806)	(134,633)	(79,992)
Retained earnings	3,400,242	3,180,830
Total shareholders’ equity	3,673,599	3,519,826
Total liabilities and shareholders’ equity	$12,809,568	$11,945,830

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and nine months ended September 30, 2014 and 2013
(Expressed in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Gross premiums written	$707,884	$580,893	$2,369,682	$2,183,174
Premiums ceded	(139,142)	(127,816)	(475,402)	(453,823)
Net premiums written	568,742	453,077	1,894,280	1,729,351
Change in unearned premiums	(27,005)	57,696	(285,011)	(248,079)
Net premiums earned	541,737	510,773	1,609,269	1,481,272
Net investment income	43,412	39,271	127,824	110,294
Net realized investment (losses) gains	(35,136)	27,487	104,286	(8,074)
Other income	1,032	—	1,032	—
	551,045	577,531	1,842,411	1,583,492
EXPENSES:
Net losses and loss expenses	336,090	276,970	926,231	807,276
Acquisition costs	72,403	65,114	214,404	186,416
General and administrative expenses	88,294	88,553	264,822	251,818
Other expense	6,575	—	6,575	—
Amortization of intangible assets	633	633	1,900	1,900
Interest expense	14,325	14,094	43,451	42,416
Foreign exchange loss	278	4,353	978	7,361
	518,598	449,717	1,458,361	1,297,187
Income before income taxes	32,447	127,814	384,050	286,305
Income tax expense	1,532	4,971	24,300	6,332
NET INCOME	30,915	122,843	359,750	279,973

Other comprehensive income	—	—	—	—
COMPREHENSIVE INCOME	$30,915	$122,843	$359,750	$279,973
PER SHARE DATA
Basic earnings per share	$0.32	$1.20	$3.67	$2.72
Diluted earnings per share	$0.31	$1.18	$3.60	$2.66
Weighted average common shares outstanding	96,458,231	101,974,077	97,926,378	103,020,681
Weighted average common shares and common share equivalents outstanding	98,444,238	104,184,579	99,965,296	105,393,276
Dividends paid per share	$0.225	$0.167	$0.559	$0.292

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2014 and 2013
(Expressed in thousands)

	Share Capital	Treasury Shares	Retained Earnings	Total
December 31, 2013	$418,988	$(79,992)	$3,180,830	$3,519,826
Net income	—	—	359,750	359,750
Dividends	—	—	(60,017)	(60,017)
Stock compensation	—	17,235	1,333	18,568
Share repurchases	—	(164,528)	—	(164,528)
Shares cancelled	(10,998)	92,652	(81,654)	—
September 30, 2014	$407,990	$(134,633)	$3,400,242	$3,673,599

December 31, 2012	$454,980	$(113,818)	$2,985,173	$3,326,335
Net income	—	—	279,973	279,973
Dividends — par value reduction	(12,981)	—	—	(12,981)
Dividends	—	—	(34,069)	(34,069)
Stock compensation	—	26,093	(18,278)	7,815
Share repurchases	—	(123,145)	—	(123,145)
Shares cancelled	(17,162)	125,025	(107,863)	—
September 30, 2013	$424,837	$(85,845)	$3,104,936	$3,443,928

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2014 and 2013
(Expressed in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$359,750	$279,973
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(118,640)	(76,104)
Mark to market adjustments	(5,634)	80,136
Stock compensation expense	10,822	9,282
Undistributed loss (income) of equity method investments	10,452	(4,313)
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	171,229	50,308
Unearned premiums, net of prepaid reinsurance	285,012	248,079
Insurance balances receivable	(260,627)	(229,580)
Funds held	226,727	(38,763)
Reinsurance balances payable	30,405	57,379
Net deferred acquisition costs	(45,166)	(37,941)
Net deferred tax assets	(3,511)	(16,252)
Accounts payable and accrued liabilities	4,473	(18,540)
Other items, net	4,441	34,508
Net cash provided by operating activities	669,733	338,172
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of trading securities	(5,608,594)	(4,955,817)
Purchases of other invested assets	(242,227)	(211,501)
Sales of trading securities	5,500,176	5,137,280
Sales of other invested assets	243,123	189,155
Purchases of fixed assets	(14,490)	(4,171)
Change in restricted cash	(29,565)	(74,032)
Net cash paid for acquisitions	(2,565)	—
Net cash (used in) provided by investing activities	(154,142)	80,914
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid - partial par value reduction	—	(12,981)
Dividends paid	(55,064)	(17,117)
Proceeds from the exercise of stock options	7,640	8,465
Share repurchases	(166,207)	(120,163)
Net cash used in financing activities	(213,631)	(141,796)
Effect of exchange rate changes on foreign currency cash	(2,626)	(6,122)
NET INCREASE IN CASH AND CASH EQUIVALENTS	299,334	271,168
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	531,936	681,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$831,270	$953,047
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,052	$17,249
Cash paid for interest expense	$45,750	$45,750
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

The Company has reached definitive agreements to acquire the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc for approximately $211,000, at current exchange rates, subject to adjustments at closing. In addition to the purchase price, the Company expects to contribute an additional $90,000 to capitalize the business on an ongoing basis. Subject to regulatory approvals in both Hong Kong and Singapore, as well as court approval in Singapore, the acquisition is expected to be completed in the first half of 2015.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements, include, but are not limited to:

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
3. NEW ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the requirements for reporting discontinued operations, such that a disposal of a component of the Company's operations is required to be reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. Examples of strategic shifts that could have a major effect on

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

the Company's operations could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of the Company. ASU 2014-08 is effective for all disposals that occur after January 1, 2015. The Company does not believe the adoption of ASU 2014-08 will have a material impact on future financial statements and related disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including; amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). Currently, there is no guidance under U.S. GAAP regarding management's responsibility to assess whether there is substantial doubt about an entity's ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern, including management's plan to alleviate the substantial doubt. ASU 2014-15 is effective on January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on future financial statements and related disclosures.

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) by category are as follows:

	September 30, 2014		December 31, 2013
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Government and Government agencies	$1,184,115	$1,186,185	$1,676,788	$1,684,832
Non-U.S. Government and Government agencies	219,287	229,792	191,776	197,082
States, municipalities and political subdivisions	260,690	251,628	231,555	234,406
Corporate debt:
Financial institutions	1,194,949	1,185,637	958,794	943,518
Industrials	1,202,906	1,201,341	1,174,047	1,165,448
Utilities	125,513	125,202	69,426	69,658
Mortgage-backed	1,240,362	1,196,683	1,292,502	1,267,863
Asset-backed	700,415	698,284	505,910	502,543
Total fixed maturity investments	$6,128,237	$6,074,752	$6,100,798	$6,065,350

	September 30, 2014		December 31, 2013
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$945,076	$901,300	$699,846	$647,301
Other invested assets	806,124	701,794	764,081	658,683
	$1,751,200	$1,603,094	$1,463,927	$1,305,984

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of September 30, 2014 and December 31, 2013 were as follows:

Investment Type	Carrying Value as of September 30, 2014	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$179,196	$179,196	2 - 9 Years	$—			$223,030
Mezzanine debt	114,399	114,399	5 - 9 Years	—			251,486
Distressed	9,516	9,516	4 Years	—			5,119
Total private equity	303,111	303,111		—			479,635
Distressed	173,111	173,111	1 Year	—			—
Equity long/short	111,627	86,721	1 Year	24,906	Quarterly	30 -60 Days	—
Multi-strategy	81,576	—		81,576	Quarterly	45 -90 Days	—
Relative value credit	105,155	—		105,155	Quarterly	60 Days	—
Total hedge funds	471,469	259,832		211,637			—
High yield loan fund	31,544	—		31,544	Monthly	30 days	—
Total other invested assets at fair value	806,124	562,943		243,181			479,635
Other private securities	123,077	—		123,077			—
Total other invested assets	$929,201	$562,943		$366,258			$479,635

Investment Type	Carrying Value as of December 31, 2013	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$144,422	$144,422	2 - 9 Years	$—			$263,519
Mezzanine debt	64,627	64,627	8 - 9 Years	—			198,756
Distressed	7,776	7,776	4 Years	—			5,249
Total private equity	216,825	216,825		—			467,524
Distressed	151,227	151,227	1 - 2 Years	—			—
Equity long/short	99,365	—		99,365	Quarterly	30 -60 Days	—
Multi-strategy	136,958	—		136,958	Quarterly	45 -90 Days	—
Event driven	14,018	—		14,018	Annual	60 Days	—
Relative value credit	113,730	—		113,730	Quarterly	60 Days	—
Total hedge funds	515,298	151,227		364,071			—
High yield loan fund	31,958	—		31,958	Monthly	30 days	—
Total other invested assets at fair value	764,081	368,052		396,029			467,524
Other private securities	147,311	—		147,311			—
Total other invested assets	$911,392	$368,052		$543,340			$467,524
_______________________

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate as described below.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

c) Net Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturity investments	$38,762	$31,179	$110,998	$96,366
Equity securities	3,711	6,110	12,876	13,718
Other invested assets: hedge funds and private equity	2,249	3,812	8,767	6,001
Other invested assets: other private securities	3,292	1,997	7,291	5,115
Cash and cash equivalents	552	302	1,562	1,319
Expenses	(5,154)	(4,129)	(13,670)	(12,225)
Net investment income	$43,412	$39,271	$127,824	$110,294

Net investment income from other invested assets: other private securities included the distributed and undistributed net income from investments accounted for using the equity method of accounting. The income reported for other invested assets: other private securities for the nine months ended September 30, 2014 included a loss of $9,348 recorded for an equity method investment due to impairment charges that it recorded.

d) Components of Realized Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains on sale of invested assets	$28,773	$51,915	$146,780	$154,387
Gross realized losses on sale of invested assets	(9,955)	(40,770)	(26,228)	(82,812)
Net realized and unrealized gains (losses) on derivatives	2,171	(4,169)	(24,469)	3,392
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(40,843)	30,383	18,039	(101,205)
Equity securities, trading	(8,479)	(17,198)	(8,768)	(18,555)
Other invested assets, trading	(6,803)	7,326	(1,068)	36,719
Net realized investment (losses) gains	$(35,136)	$27,487	$104,286	$(8,074)

e) Pledged Assets

As of September 30, 2014 and December 31, 2013, $3,082,601 and $2,894,401, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of September 30, 2014 and December 31, 2013, a further $543,828 and $1,053,632, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 10(d) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for details on the Company’s credit facilities.

5. DERIVATIVE INSTRUMENTS

As of September 30, 2014 and December 31, 2013, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

	September 30, 2014				December 31, 2013
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$38,940	$814	$2,355	$22	$294,788	$6,254	$122,439	$1,176
Interest rate swaps	565,600	414	—	—	491,400	6,829	40,000	4,214
Total derivatives	$604,540	$1,228	$2,355	$22	$786,188	$13,083	$162,439	$5,390

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign exchange contracts	$1,886	$(2,336)	$(580)	$(1,091)
Total included in foreign exchange loss	1,886	(2,336)	(580)	(1,091)
Put options	—	—	—	(3,822)
Foreign exchange contracts	1,701	(4,164)	857	1,925
Interest rate futures and swaps	470	(5)	(25,325)	5,289
Total included in net realized investment gains (losses)	2,171	(4,169)	(24,468)	3,392
Total realized and unrealized gains (losses) on derivatives	$4,057	$(6,505)	$(25,048)	$2,301

The loss related to interest rate future and swap contracts for the nine months ended September 30, 2014 was the result of selling interest rate future and swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during the year, the Company recorded a loss related to these interest rate future and swap contracts.

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

September 30, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,184,115	$1,184,115	$998,487	$185,628	$—
Non-U.S. Government and Government agencies	219,287	219,287	—	219,287	—
States, municipalities and political subdivisions	260,690	260,690	—	260,690	—
Corporate debt	2,523,368	2,523,368	—	2,523,368	—
Mortgage-backed	1,240,362	1,240,362	—	1,120,454	119,908
Asset-backed	700,415	700,415	—	609,045	91,370
Total fixed maturity investments	6,128,237	6,128,237	998,487	4,918,472	211,278
Equity securities	945,076	945,076	907,041	—	38,035
Other invested assets	806,124	806,124	—	—	806,124
Total investments	$7,879,437	$7,879,437	$1,905,528	$4,918,472	$1,055,437
Derivative assets:
Foreign exchange contracts	$814	$814	$—	$814	$—
Interest rate swaps	414	414	—	414	—
Derivative liabilities:
Foreign exchange contracts	$22	$22	$—	$22	$—
Interest rate swaps	—	—	—	—	—
Senior notes	$798,725	$888,370	$—	$888,370	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

December 31, 2013	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,676,788	$1,676,788	$1,370,088	$306,700	$—
Non-U.S. Government and Government agencies	191,776	191,776	—	191,776	—
States, municipalities and political subdivisions	231,555	231,555	—	231,555	—
Corporate debt	2,202,267	2,202,267	—	2,202,267	—
Mortgage-backed	1,292,502	1,292,502	—	1,145,164	147,338
Asset-backed	505,910	505,910	—	412,497	93,413
Total fixed maturity investments	6,100,798	6,100,798	1,370,088	4,489,959	240,751
Equity securities	699,846	699,846	625,942	—	73,904
Other invested assets	764,081	764,081	—	—	764,081
Total investments	$7,564,725	$7,564,725	$1,996,030	$4,489,959	$1,078,736
Derivative assets:
Foreign exchange contracts	$6,254	$6,254	$—	$6,254	$—
Interest rate swaps	6,829	6,829	—	6,829	—
Derivative liabilities:
Foreign exchange contracts	$1,176	$1,176	$—	$1,176	$—
Interest rate swaps	$4,214	$4,214	$—	$4,214	$—
Senior notes	$798,499	$897,601	$—	$897,601	$—

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

Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the net asset value ("NAV") of the funds as reported by the fund manager. The fair value of these investments are included in the Level 3 fair value hierarchy as the Company believes NAV is an unobservable input and these securities are not redeemable in the near term.

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

Investments accounted for using the equity method: When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in income. In such cases, the Company measures the fair value of these assets using discounted cash flow models and market multiple models.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended September 30, 2014	Other invested assets	Mortgage-backed	Asset-backed	Equities
Opening balance	$804,505	$146,801	$71,232	$34,863
Realized and unrealized gains (losses) included in net income	6,797	(882)	(253)	3,172
Purchases	78,629	16,311	18,021	—
Sales	(83,807)	(28,761)	(9,970)	—
Transfers into Level 3 from Level 2	—	1,628	17,863	—
Transfers out of Level 3 into Level 2 (1)	—	(15,189)	(5,523)	—
Ending balance	$806,124	$119,908	$91,370	$38,035
Three Months Ended September 30, 2013
Opening balance	$714,391	$198,003	$61,285	$53,499
Realized and unrealized gains (losses) included in net income	9,403	464	(313)	3,972
Purchases	67,554	69,775	16,969	10,000
Sales	(24,277)	(79,001)	(1,302)	—
Transfers into Level 3 from Level 2	—	13	3,394	—
Transfers out of Level 3 into Level 2 (1)	—	—	—	—
Ending balance	$767,071	$189,254	$80,033	$67,471

Nine Months Ended September 30, 2014	Other invested assets	Mortgage-backed	Asset-backed	Equities
Opening balance	$764,081	$147,338	$93,413	$73,904
Realized and unrealized gains (losses) included in net income	51,921	3,654	(659)	(6,572)
Purchases	267,549	34,187	35,526	—
Sales	(277,427)	(65,038)	(19,871)	(29,297)
Transfers into Level 3 from Level 2	—	1,253	13,923	—
Transfers out of Level 3 into Level 2 (1)	—	(1,486)	(30,962)	—
Ending balance	$806,124	$119,908	$91,370	$38,035
Nine Months Ended September 30, 2013
Opening balance	$655,888	$167,825	$62,246	$54,680
Realized and unrealized gains (losses) included in net income	53,365	(5,910)	(791)	2,791
Purchases	237,506	102,369	42,956	10,000
Sales	(179,688)	(69,968)	(26,728)	—
Transfers into Level 3 from Level 2	—	5,073	2,350	—
Transfers out of Level 3 into Level 2 (1)	—	(10,135)	—	—
Ending balance	$767,071	$189,254	$80,033	$67,471
_______________________

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	September 30, 2014	December 31, 2013
Outstanding loss reserves	$1,585,900	$1,520,867
Reserves for losses incurred but not reported	4,466,363	4,245,662
Reserve for losses and loss expenses	$6,052,263	$5,766,529

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross liability at beginning of period	$5,935,678	$5,696,865	$5,766,529	$5,645,549
Reinsurance recoverable at beginning of period	(1,301,742)	(1,179,525)	(1,234,504)	(1,141,110)
Net liability at beginning of period	4,633,936	4,517,340	4,532,025	4,504,439
Net losses incurred related to:
Current year	382,970	338,420	1,067,111	961,224
Prior years	(46,880)	(61,450)	(140,880)	(153,948)
Total incurred	336,090	276,970	926,231	807,276
Net paid losses related to:
Current year	53,596	30,399	80,401	54,983
Prior years	202,626	213,252	666,555	696,137
Total paid	256,222	243,651	746,956	751,120
Foreign exchange revaluation	(10,550)	4,088	(8,046)	(5,848)
Net liability at end of period	4,703,254	4,554,747	4,703,254	4,554,747
Reinsurance recoverable at end of period	1,349,009	1,226,034	1,349,009	1,226,034
Gross liability at end of period	$6,052,263	$5,780,781	$6,052,263	$5,780,781

For the three months ended September 30, 2014, the Company recognized unfavorable prior year reserve development in its U.S. insurance segment and net favorable reserve development in its international insurance and reinsurance segments. The net unfavorable prior year reserve development for the U.S. insurance segment primarily related to the 2011 through 2013 loss years was due to a higher level of reported claims in the healthcare line of business and net unfavorable prior year reserve development for the 2005 loss year primarily related to the professional liability line of business. The net favorable reserve development in the international insurance segment was primarily due to lower than expected loss emergence across most lines of business and loss years partially offset by unfavorable prior reserve development for the 2012 loss year related to adverse development on two reported claims in our professional liability line of business. The net favorable reserve development in the reinsurance segment was primarily due to lower than expected loss activity in the property reinsurance line of business for the 2013 loss year.

For the nine months ended September 30, 2014, the Company recognized unfavorable prior year reserve development in its U.S. insurance segment and net favorable reserve development in its international insurance and reinsurance segments. The net unfavorable prior year reserve development in the U.S. insurance segment primarily related to the 2011 through 2013 loss years in our healthcare lines of business and was due to higher than expected loss frequency and severity. The net favorable prior year reserve development in the international insurance segment was primarily due to favorable reserve development for the 2007 loss year in the professional liability line of business, net favorable development for the 2009 and 2010 loss years due to actual loss emergence being lower than anticipated across several lines of business, net unfavorable development for the 2012 loss year in the professional liability line of business and the unfavorable reserve development for the 2013 loss year in the healthcare line of business. The net favorable reserve development in the reinsurance segment was primarily due to lower than expected loss activity in the property reinsurance line of business for the 2013 loss year.

For the three months ended September 30, 2013, the Company had net favorable reserve development in its international insurance and reinsurance segments due to actual loss emergence being lower than initially expected. The majority of the net favorable reserve development was recognized in the 2007 through 2011 loss years across most lines of business. In addition, the reinsurance segment recognized net favorable reserve development for the 2012 loss year due to the low level of reported property losses. This was partially offset by unfavorable development in the U.S. insurance segment in the 2011 and 2012 loss years primarily due to a higher level of reported claims for certain healthcare, errors and omissions and private/not for profit directors’ and officers’ lines of business.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

For the nine months ended September 30, 2013, the Company had net favorable reserve development in its international insurance and reinsurance segments due to actual loss emergence being lower than initially expected for most loss years. The reinsurance segment recognized net favorable reserve development for the 2012 loss year due to the low level of reported property losses. This was partially offset by adverse development in the U.S. insurance segment in the 2011 and 2012 loss years for certain healthcare, errors and omissions and not-for-profit directors’ and officers’ classes of business.

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

8. INCOME TAXES

Under Swiss law, a resident company is subject to income tax at the federal, cantonal and communal levels that is levied on net income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Allied World Switzerland is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, Allied World Switzerland is subject to Swiss income tax only at the federal level. Allied World Switzerland is a resident of the Canton of Zug and, as such, is subject to an annual cantonal and communal capital tax on its taxable equity. One of Allied World Switzerland's subsidiaries is a Swiss operating company, which is a resident in the Canton of Zug. The operating company is subject to federal, cantonal and communal income tax and to annual cantonal and communal capital tax.

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

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of September 30, 2014.
9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	September 30, 2014	December 31, 2013
Common shares issued and fully paid, 2014: CHF 4.10 per share; 2013: CHF 4.10 per share	100,775,256	103,477,452
Share capital at end of period	$407,990	$418,988

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2014
Shares issued at beginning of period	103,477,452
Shares cancelled	(2,702,196)
Total shares issued at end of period	100,775,256
Treasury shares issued at beginning of period	3,223,806
Shares repurchased	4,616,543
Shares issued out of treasury	(745,135)
Shares cancelled	(2,702,196)
Total treasury shares at end of period	4,393,018
Total shares outstanding at end of period	96,382,238

During the nine months ended September 30, 2014, 2,702,196 shares repurchased and designated for cancellation were constructively retired and cancelled.

b) Dividends

The Company paid the following dividends during the nine months ended September 30, 2014:

Dividend Paid	Dividend Per Share	Total Amount Paid
January 2, 2014	$0.167	$16,732
April 3, 2014	$0.167	$16,495
July 2, 2014	$0.225	$21,870

On May 2, 2013, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amounts were paid to shareholders in quarterly dividends of $0.167 per share in July 2013, October 2013, January 2014 and April 2014.

On May 1, 2014, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly dividends of $0.225 per share. The first dividend was on July 2, 2014 and the second dividend was on October 2, 2014. The Company expects to distribute the remaining dividends in January 2015 and April 2015.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The Company’s share repurchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common shares repurchased	654,851	1,282,164	4,616,543	4,103,499
Total cost of shares repurchased	$24,996	$40,574	$164,528	$123,145
Average price per share	$38.17	$31.64	$35.64	$30.01

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

Performance-based equity awards represent the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during an applicable performance period. For the performance-based equity awards granted in 2014, 2013 and 2012, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based equity awards granted in 2014, 2013 and 2012 are expensed at 100%, 100% and 135%, respectively, of the fair value of Allied World Switzerland's common shares on the date of grant. The expense is recognized over the performance period.

The activity related to the Company’s RSUs awards is as follows:

	Nine Months Ended September 30, 2014
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	143,697	$21.69
RSUs granted	454,176	33.56
RSUs forfeited	(8,061)	(31.71)
RSUs fully vested	(77,700)	(21.68)
Outstanding at end of period	512,112	$32.06

The activity related to the Company’s performance-based equity awards is as follows:

	Nine Months Ended September 30, 2014
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	804,519	$23.21
Performance-based equity awards granted	166,302	33.56
Additional awards granted due to achievement of performance criteria	104,895	20.50
Performance-based equity awards forfeited	(1,848)	(25.28)
Performance-based equity awards fully vested	(454,440)	(20.50)
Outstanding at end of period	619,428	$27.51

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

The activity related to the Company's cash-equivalent RSUs and performance-based awards is as follows:

	RSU's		Performance-based Awards
Nine Months Ended September 30, 2014	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,049,084	$24.69	1,031,961	23.67
Granted	438,162	33.56	249,438	33.56
Additional awards granted due to achievement of performance criteria	—	—	104,895	20.50
Forfeited	(50,106)	(26.75)	(2,769)	(25.28)
Fully vested	(752,668)	(22.51)	(454,440)	(20.50)
Outstanding at end of period	1,684,472	$27.98	929,085	$27.51

c) Total Stock Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs and cash equivalent awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$424	$647	$1,564	$2,662
RSUs and performance-based equity awards	2,767	2,070	9,258	6,621
Cash-equivalent stock awards	8,433	13,699	25,930	34,666
Total	$11,624	$16,416	$36,752	$43,949

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$30,915	$122,843	$359,750	$279,973
Weighted average common shares outstanding	96,458,231	101,974,077	97,926,378	103,020,681
Basic earnings per share	$0.32	$1.20	$3.67	$2.72

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted earnings per share:
Net income	$30,915	$122,843	$359,750	$279,973
Weighted average common shares outstanding	96,458,231	101,974,077	97,926,378	103,020,681
Share equivalents:
Stock options	1,430,243	1,500,342	1,449,641	1,492,374
RSUs and performance-based equity awards	541,711	708,399	575,675	877,107
Employee share purchase plan	14,053	1,761	13,602	3,114
Weighted average common shares and common share equivalents outstanding - diluted	98,444,238	104,184,579	99,965,296	105,393,276
Diluted earnings per share	$0.31	$1.18	$3.60	$2.66

For the three months ended September 30, 2014, and 2013, there were no common shares considered anti-dilutive and therefore excluded from the calculation of the diluted earnings per share.

For the nine months ended September 30, 2014 and 2013, there were no common shares considered anti-dilutive and therefore excluded from the calculation of the diluted earnings per share.

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

The U.S. insurance segment includes the Company’s direct specialty insurance operations in the United States and Canada, as well as the Company's claim administration services operations. The Company acquired the remaining interest in a claims administration services company it did not own in May 2014 and recorded goodwill of $9,709 related to the transaction. The U.S. insurance segment provides both direct property and specialty casualty insurance primarily to non-Fortune 1000 North American domiciled accounts, as well as third-party claims administration services.

The international insurance segment includes the Company’s direct insurance operations in Bermuda, Europe, and Asia Pacific, which includes offices in Australia, Hong Kong and Singapore. This segment primarily provides both direct property and casualty insurance to Fortune 1000 North American domiciled accounts from the Bermuda office and direct property and specialty casualty insurance to non-North American domiciled accounts from the European and Asia Pacific offices.

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

The Company measures its segment profit or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operations and other income or expense that is not directly related to our underwriting operations. Management measures results for each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio”, “expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”

The following tables provide a summary of the segment results:

Three Months Ended September 30, 2014	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$386,681	$144,236	$176,967	$707,884
Net premiums written	321,713	87,820	159,209	568,742
Net premiums earned	224,764	94,013	222,960	541,737
Net losses and loss expenses	(153,010)	(55,814)	(127,266)	(336,090)
Acquisition costs	(31,131)	(1,209)	(40,063)	(72,403)
General and administrative expenses	(41,730)	(27,993)	(18,571)	(88,294)
Underwriting (loss) income	(1,107)	8,997	37,060	44,950
Other insurance-related income	1,032	—	—	1,032
Other insurance-related expenses	(1,270)	(5,305)	—	(6,575)
Segment (loss) income	$(1,345)	$3,692	$37,060	$39,407
Net investment income				43,412
Net realized investment losses				(35,136)
Amortization of intangible assets				(633)
Interest expense				(14,325)
Foreign exchange loss				(278)
Income before income taxes				$32,447

Loss and loss expense ratio	68.1%	59.4%	57.1%	62.0%
Acquisition cost ratio	13.9%	1.3%	18.0%	13.4%
General and administrative expense ratio	18.6%	29.8%	8.3%	16.3%
Expense ratio	32.5%	31.1%	26.3%	29.7%
Combined ratio	100.6%	90.5%	83.4%	91.7%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended September 30, 2013	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$308,709	$132,881	$139,303	$580,893
Net premiums written	238,792	75,632	138,653	453,077
Net premiums earned	207,602	87,554	215,617	510,773
Net losses and loss expenses	(141,222)	(31,094)	(104,654)	(276,970)
Acquisition costs	(28,426)	282	(36,970)	(65,114)
General and administrative expenses	(41,616)	(26,450)	(20,487)	(88,553)
Underwriting (loss) income	(3,662)	30,292	53,506	80,136
Other insurance-related income	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment (loss) income	$(3,662)	$30,292	$53,506	$80,136
Net investment income				39,271
Net realized investment gains				27,487
Amortization of intangible assets				(633)
Interest expense				(14,094)
Foreign exchange loss				(4,353)
Income before income taxes				$127,814

Loss and loss expense ratio	68.0%	35.5%	48.5%	54.2%
Acquisition cost ratio	13.7%	(0.3)%	17.1%	12.7%
General and administrative expense ratio	20.0%	30.2%	9.5%	17.3%
Expense ratio	33.7%	29.9%	26.6%	30.0%
Combined ratio	101.7%	65.4%	75.1%	84.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2014	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$998,051	$483,079	$888,552	$2,369,682
Net premiums written	746,403	285,450	862,427	1,894,280
Net premiums earned	651,480	271,557	686,232	1,609,269
Net losses and loss expenses	(440,491)	(115,299)	(370,441)	(926,231)
Acquisition costs	(88,311)	(835)	(125,258)	(214,404)
General and administrative expenses	(125,760)	(82,164)	(56,898)	(264,822)
Underwriting (loss) income	(3,082)	73,259	133,635	203,812
Other insurance-related income	1,032	—	—	1,032
Other insurance-related expenses	(1,270)	(5,305)	—	(6,575)
Segment (loss) income	$(3,320)	$67,954	$133,635	$198,269
Net investment income				127,824
Net realized investment gains				104,286
Amortization of intangible assets				(1,900)
Interest expense				(43,451)
Foreign exchange loss				(978)
Income before income taxes				$384,050

Loss and loss expense ratio	67.6%	42.5%	54.0%	57.6%
Acquisition cost ratio	13.6%	0.3%	18.3%	13.3%
General and administrative expense ratio	19.3%	30.3%	8.3%	16.5%
Expense ratio	32.9%	30.6%	26.6%	29.8%
Combined ratio	100.5%	73.1%	80.6%	87.4%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2013	U.S. Insurance	International Insurance	Reinsurance	Total
Gross premiums written	$872,024	$453,990	$857,160	$2,183,174
Net premiums written	652,464	259,771	817,116	1,729,351
Net premiums earned	593,477	258,809	628,986	1,481,272
Net losses and loss expenses	(398,910)	(90,997)	(317,369)	(807,276)
Acquisition costs	(78,824)	1,489	(109,081)	(186,416)
General and administrative expenses	(119,514)	(75,374)	(56,930)	(251,818)
Underwriting (loss) income	(3,771)	93,927	145,606	235,762
Other insurance-related income	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment (loss) income	$(3,771)	$93,927	$145,606	$235,762
Net investment income				110,294
Net realized investment losses				(8,074)
Amortization of intangible assets				(1,900)
Interest expense				(42,416)
Foreign exchange loss				(7,361)
Income before income taxes				$286,305

Loss and loss expense ratio	67.2%	35.2%	50.5%	54.5%
Acquisition cost ratio	13.3%	(0.6)%	17.3%	12.6%
General and administrative expense ratio	20.1%	29.1%	9.1%	17.0%
Expense ratio	33.4%	28.5%	26.4%	29.6%
Combined ratio	100.6%	63.7%	76.9%	84.1%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$483,992	$377,618	$1,447,652	$1,296,212
Bermuda	109,503	111,103	525,005	550,815
Europe	64,947	52,004	245,931	198,747
Asia Pacific	45,070	40,168	142,798	137,400
Canada	4,372	—	8,296	—
Total gross premiums written	$707,884	$580,893	$2,369,682	$2,183,174

Europe includes gross premiums written attributable to Switzerland of $11,130 and $10,509 for the three months ended September 30, 2014 and 2013, respectively and $65,684 and $57,183 for the nine months ended September 30, 2014 and 2013.

13. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2014, the Company was not a

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of September 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,002,514	$—	$8,002,514
Cash and cash equivalents	38,196	2,329	790,745	—	831,270
Insurance balances receivable	—	—	926,183	—	926,183
Funds held	—	—	405,703	—	405,703
Reinsurance recoverable	—	—	1,349,009	—	1,349,009
Net deferred acquisition costs	—	—	171,827	—	171,827
Goodwill and intangible assets	—	—	325,016	—	325,016
Balances receivable on sale of investments	—	—	60,122	—	60,122
Investments in subsidiaries	3,644,932	4,255,136	—	(7,900,068)	—
Due from subsidiaries	18,497	407	15,508	(34,412)	—
Other assets	2,009	3,576	732,339	—	737,924
Total assets	$3,703,634	$4,261,448	$12,778,966	$(7,934,480)	$12,809,568
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,052,263	$—	$6,052,263
Unearned premiums	—	—	1,716,927	—	1,716,927
Reinsurance balances payable	—	—	203,428	—	203,428
Balances due on purchases of investments	—	—	166,026	—	166,026
Senior notes	—	798,725	—	—	798,725
Due to subsidiaries	6,826	8,682	18,904	(34,412)	—
Other liabilities	23,209	12,513	162,878	—	198,600
Total liabilities	30,035	819,920	8,320,426	(34,412)	9,135,969
Total shareholders’ equity	3,673,599	3,441,528	4,458,540	(7,900,068)	3,673,599
Total liabilities and shareholders’ equity	$3,703,634	$4,261,448	$12,778,966	$(7,934,480)	$12,809,568

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

As of December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,712,036	$—	$7,712,036
Cash and cash equivalents	10,790	2,775	518,371	—	531,936
Insurance balances receivable	—	—	664,731	—	664,731
Funds held	—	—	632,430	—	632,430
Reinsurance recoverable	—	—	1,234,504	—	1,234,504
Net deferred acquisition costs	—	—	126,661	—	126,661
Goodwill and intangible assets	—	—	317,207	—	317,207
Balances receivable on sale of investments	—	—	76,544	—	76,544
Investments in subsidiaries	3,413,001	4,018,619	—	(7,431,620)	—
Due from subsidiaries	111,172	122,846	123,479	(357,497)	—
Other assets	1,757	4,671	643,353	—	649,781
Total assets	$3,536,720	$4,148,911	$12,049,316	$(7,789,117)	$11,945,830
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,766,529	$—	$5,766,529
Unearned premiums	—	—	1,396,256	—	1,396,256
Reinsurance balances payable	—	—	173,023	—	173,023
Balances due on purchases of investments	—	—	104,740	—	104,740
Senior notes	—	798,499	—	—	798,499
Due to subsidiaries	12,945	110,534	234,018	(357,497)	—
Other liabilities	3,949	17,797	165,211	—	186,957
Total liabilities	16,894	926,830	7,839,777	(357,497)	8,426,004
Total shareholders’ equity	3,519,826	3,222,081	4,209,539	(7,431,620)	3,519,826
Total liabilities and shareholders’ equity	$3,536,720	$4,148,911	$12,049,316	$(7,789,117)	$11,945,830

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended September 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$541,737	$—	$541,737
Net investment income	2	—	43,410	—	43,412
Net realized investment gains (losses)	—	—	(35,136)	—	(35,136)
Other income	—	—	1,032	—	1,032
Net losses and loss expenses	—	—	(336,090)	—	(336,090)
Acquisition costs	—	—	(72,403)	—	(72,403)
General and administrative expenses	(8,285)	(182)	(79,827)	—	(88,294)
Other expense	—	—	(6,575)	—	(6,575)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,855)	(470)	—	(14,325)
Foreign exchange gain (loss)	16	47	(341)	—	(278)
Income tax (expense) benefit	—	—	(1,532)	—	(1,532)
Equity in earnings of consolidated subsidiaries	39,182	49,491	—	(88,673)	—
NET INCOME (LOSS)	$30,915	$35,501	$53,172	$(88,673)	$30,915
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$30,915	$35,501	$53,172	$(88,673)	$30,915

Three Months Ended September 30, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$510,773	$—	$510,773
Net investment income	3	—	39,268	—	39,271
Net realized investment gains (losses)	—	—	27,487	—	27,487
Other income	—	—	—	—	—
Net losses and loss expenses	—	—	(276,970)	—	(276,970)
Acquisition costs	—	—	(65,114)	—	(65,114)
General and administrative expenses	(7,323)	(4,961)	(76,269)	—	(88,553)
Other expense	—	—	—	—	—
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,838)	(256)	—	(14,094)
Foreign exchange gain (loss)	(13)	(212)	(4,128)	—	(4,353)
Income tax (expense) benefit	—	—	(4,971)	—	(4,971)
Equity in earnings of consolidated subsidiaries	130,176	150,653	—	(280,829)	—
NET INCOME (LOSS)	$122,843	$131,642	$149,187	$(280,829)	$122,843
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$122,843	$131,642	$149,187	$(280,829)	$122,843

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,609,269	$—	$1,609,269
Net investment income	6	—	127,818	—	127,824
Net realized investment gains (losses)	—	—	104,286	—	104,286
Other income	—	—	1,032	—	1,032
Net losses and loss expenses	—	—	(926,231)	—	(926,231)
Acquisition costs	—	—	(214,404)	—	(214,404)
General and administrative expenses	(28,012)	(919)	(235,891)	—	(264,822)
Other expense	—	—	(6,575)	—	(6,575)
Amortization of intangible assets	—	—	(1,900)	—	(1,900)
Interest expense	—	(41,556)	(1,895)	—	(43,451)
Foreign exchange gain (loss)	12	68	(1,058)	—	(978)
Income tax (expense) benefit	(86)	—	(24,214)	—	(24,300)
Equity in earnings of consolidated subsidiaries	387,830	419,294	—	(807,124)	—
NET INCOME (LOSS)	$359,750	$376,887	$430,237	$(807,124)	$359,750
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$359,750	$376,887	$430,237	$(807,124)	$359,750

Nine Months Ended September 30, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,481,272	$—	$1,481,272
Net investment income	11	4	110,279	—	110,294
Net realized investment gains (losses)	—	—	(8,074)	—	(8,074)
Other income	—	—	—	—	—
Net losses and loss expenses	—	—	(807,276)	—	(807,276)
Acquisition costs	—	—	(186,416)	—	(186,416)
General and administrative expenses	(26,875)	(5,873)	(219,070)	—	(251,818)
Other expense	—	—	—	—	—
Amortization of intangible assets	—	—	(1,900)	—	(1,900)
Interest expense	—	(41,503)	(913)	—	(42,416)
Foreign exchange gain (loss)	261	(935)	(6,687)	—	(7,361)
Income tax (expense) benefit	—	—	(6,332)	—	(6,332)
Equity in earnings of consolidated subsidiaries	306,576	353,280	—	(659,856)	—
NET INCOME (LOSS)	$279,973	$304,973	$354,883	$(659,856)	$279,973
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$279,973	$304,973	$354,883	$(659,856)	$279,973

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Nine Months Ended September 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$241,037	$263,554	$737,516	$(575,000)	$667,107
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(5,608,594)	—	(5,608,594)
Purchases of other invested assets	—	—	(242,227)	—	(242,227)
Sales of trading securities	—	—	5,500,176	—	5,500,176
Sales of other invested assets	—	—	243,123	—	243,123
Other	—	—	(46,620)	—	(46,620)
Net cash provided by (used in) investing activities	—	—	(154,142)	—	(154,142)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(55,064)	—	—	—	(55,064)
Intercompany dividends paid	—	(264,000)	(311,000)	575,000	—
Proceeds from the exercise of stock options	7,640	—	—	—	7,640
Share repurchases	(166,207)	—	—	—	(166,207)
Net cash provided by (used in) financing activities	(213,631)	(264,000)	(311,000)	575,000	(213,631)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,406	(446)	272,374	—	299,334
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,790	2,775	518,371	—	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,196	$2,329	$790,745	$—	$831,270

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$177,859	$226,564	$431,127	$(503,500)	$332,050
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(4,955,817)	—	(4,955,817)
Purchases of other invested assets	—	—	(211,501)	—	(211,501)
Sales of trading securities	—	—	5,137,280	—	5,137,280
Sales of other invested assets	—	—	189,155	—	189,155
Other	—	—	(78,203)	—	(78,203)
Net cash provided by (used in) investing activities	—	—	80,914	—	80,914
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid - partial par value reduction	(12,981)	—	—	—	(12,981)
Dividends paid	(17,117)	—	—	—	(17,117)
Intercompany dividends paid	—	(229,500)	(274,000)	503,500	—
Proceeds from the exercise of stock options	8,465	—	—	—	8,465
Share repurchases	(120,163)	—	—	—	(120,163)
Net cash provided by (used in) financing activities	(141,796)	(229,500)	(274,000)	503,500	(141,796)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,063	(2,936)	238,041	—	271,168
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,997	11,324	650,558	—	681,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,060	$8,388	$888,599	$—	$953,047

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $264,000 and $229,500 for the nine months ended September 30, 2014 and 2013, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

15. SUBSEQUENT EVENTS

On October 2, 2014, the Company paid a quarterly dividend of $0.225 per share to shareholders of record on September 23, 2014.

In October 2014, the Company, through its subsidiary Allied World Financial Services, Inc., acquired a minority interest in Blue Vista Capital Management, LLC ("Blue Vista"). Blue Vista invests across real estate asset classes and capital structures through limited partnerships and separate accounts. As part of the acquisition, the Company has agreed to invest $225,000 to various funds managed by Blue Vista over the next several years.

Effective December 31, 2014, the Company will reorganize how it manages its business, and as a result it will realign its executive management team and change its reportable segments to correspond to the reorganization. The Company's Bermuda direct insurance operations, which had previously been included in the international insurance segment, will now be combined with the U.S. insurance segment and renamed North American Insurance. The remaining direct insurance operations of the international insurance segment will be renamed Global Markets Insurance. The reinsurance segment will remain unchanged.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The newly created segments will be presented in the Company's financial statements beginning with the period ended December 31, 2014 and prior periods will be recast to conform to the new presentation.

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

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part II of the Form 10-Q and Part I of our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2014 (the “2013 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We write a diversified portfolio of property and casualty insurance and reinsurance internationally through our subsidiaries and branches based in Australia, Bermuda, Canada, Europe, Hong Kong, Singapore, and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: U.S. insurance, international insurance and reinsurance. As of September 30, 2014, we had approximately $12.8 billion of total assets, $3.7 billion of total shareholders’ equity and $4.5 billion of total capital, which includes shareholders’ equity and senior notes.

During the three months ended September 30, 2014, we continued to grow our direct insurance business, in particular in the United States and Europe, as we entered new lines of business and added scale to our existing lines of business while our reinsurance segment grew its business by selectively writing accounts where pricing, terms and conditions met our underwriting requirements. During the quarter, we experienced positive rate improvements in certain lines of business, such as general casualty, primary casualty, healthcare and professional liability in our U.S. insurance segment. During the quarter, we also experienced negative rate changes in our general property line of business in both our U.S. insurance and international insurance segments, as well as negative rate changes in our professional liability, general casualty and aviation lines of business in the international insurance segment. We believe in the near-term, there will be pricing pressure across most lines of business, in particular in our international insurance segment.

Our consolidated gross premiums written increased by $127.0 million, or 21.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to growth in each of our operating segments. Overall our combined ratio is higher by 7.5 percentage points, driven by increased property loss activity during the quarter, including $18.5 million related to Hurricane Odile, $8.0 million related to Windstorm Ela and $3.3 million related to Property Claims Services ("PCS") designated storm #45 in the Midwestern U.S. ("PCS storm #45").

Our net income decreased by $91.9 million to $30.9 million compared to the three months ended September 30, 2013. The decrease was primarily due to recording net realized losses on our investments of $35.1 million during the three months ended

September 30, 2014 compared to recording net realized gains of $27.5 million during the three months ended September 30, 2013 as a result of higher interest rates and widening credit spreads during the current quarter and recording $29.8 million in catastrophe losses.

Recent Developments

On May 1, 2014, the shareholders approved a 3-for-1 stock split of the our common shares. All historical share and per share amounts reflect the effect of the stock split.

In August 2014, we reached definitive agreements to acquire the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc ("RSA") for approximately $211.0 million, at current exchange rates, subject to adjustments at closing. In addition to the purchase price, we expect to contribute an additional $90.0 million to capitalize the business on an ongoing basis. Subject to regulatory approvals in both Hong Kong and Singapore, as well as court approval in Singapore, the acquisition is expected to be completed in the first half of 2015. We believe the acquisition of the Hong Kong and Singapore branches of RSA complements our global specialist insurance strategy by providing meaningful additional scale in the region.

In October 2014, we acquired, through our subsidiary Allied World Financial Services, Inc., a minority interest in Blue Vista Capital Management, LLC ("Blue Vista"). Blue Vista invests across real estate asset classes and capital structures through limited partnerships and separate accounts. As part of the acquisition, we have agreed to invest $225.0 million to various funds managed by Blue Vista over the next several years.

Effective December 31, 2014, we will reorganize how we manage our business, and as a result we will realign our executive management team and change our reportable segments to correspond to the reorganization. Our Bermuda direct insurance operations, which had previously been included in the international insurance segment, will now be combined with the U.S. insurance segment and renamed North American Insurance. The remaining direct insurance operations of the international insurance segment will be renamed Global Markets Insurance. The reinsurance segment will remain unchanged. The newly created segments will be presented in our financial statements beginning with the period ended December 31, 2014 and prior periods will be recast to conform to the new presentation.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions except share, per share and percentage data)
Gross premiums written	$707.9	$580.9	$2,369.7	$2,183.2
Net income	30.9	122.8	359.8	280.0
Operating income	60.6	101.8	266.5	289.5
Basic earnings per share:
Net income	$0.32	$1.20	$3.67	$2.72
Operating income	$0.62	$0.99	$2.72	$2.81
Diluted earnings per share:
Net income	$0.31	$1.18	$3.60	$2.66
Operating income	$0.61	$0.98	$2.67	$2.75
Weighted average common shares outstanding:
Basic	96,458,231	101,974,077	97,926,378	103,020,681
Diluted	98,444,238	104,184,579	99,965,296	105,393,276
Basic book value per common share	$38.11	$33.95	$38.11	$33.95
Diluted book value per common share	$37.12	$33.05	$37.12	$33.05
Annualized return on average equity (ROAE), net income	3.4%	14.4%	13.2%	11.0%
Annualized ROAE, operating income	6.6%	11.9%	9.7%	11.4%

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

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions, except share, per share and percentage data)
Net income	$30.9	$122.8	$359.8	$280.0
Add after tax effect of:
Net realized investment losses (gains)	29.4	(25.4)	(94.2)	2.2
Foreign exchange loss	0.3	4.4	1.0	7.3
Operating income	$60.6	$101.8	$266.5	$289.5
Basic per share data:
Net income	$0.32	$1.20	$3.67	$2.72
Add after tax effect of:
Net realized investment losses (gains)	0.30	(0.25)	(0.96)	0.02
Foreign exchange loss	0.00	0.04	0.01	0.07
Operating income	$0.62	$0.99	$2.72	$2.81
Diluted per share data:
Net income	$0.31	$1.18	$3.60	$2.66
Add after tax effect of:
Net realized investment losses (gains)	0.30	(0.24)	(0.94)	0.02
Foreign exchange loss	0.00	0.04	0.01	0.07
Operating income	$0.61	$0.98	$2.67	$2.75

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of September 30,
	2014	2013
	($ in millions, except share and per share data)
Price per share at period end	$36.84	$33.13
Total shareholders’ equity	$3,673.6	$3,443.9
Basic common shares outstanding	96,382,238	101,444,760
Add:
Unvested restricted stock units	512,112	249,720
Performance-based equity awards	619,428	812,559
Employee share purchase plan	28,381	45,960
Dilutive stock options outstanding	2,532,918	3,152,496
Weighted average exercise price per share	$16.30	$15.92
Deduct:
Options bought back via treasury method	(1,120,699)	(1,515,171)
Common shares and common share equivalents outstanding	98,954,378	104,190,324
Basic book value per common share	$38.11	$33.95
Diluted book value per common share	$37.12	$33.05

Annualized return on average equity

Annualized return on average shareholders’ equity (“ROAE”) is calculated using average shareholders’ equity. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions except percentage data)
Opening shareholders’ equity	$3,682.8	$3,373.2	$3,616.7	$3,326.3

Closing shareholders’ equity	$3,673.6	$3,443.9	$3,673.6	$3,443.9

Average shareholders’ equity	$3,678.2	$3,408.6	$3,645.1	$3,385.1

Net income available to shareholders	$30.9	$122.8	$359.8	$280.0
Annualized return on average shareholders’ equity — net income available to shareholders	3.4%	14.4%	13.2%	11.0%
Operating income available to shareholders	$60.6	$101.8	$266.5	$289.5
Annualized return on average shareholders’ equity — operating income available to shareholders	6.6%	11.9%	9.7%	11.4%

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses, and other income related to our non-insurance operations. Investment income is principally derived from interest and dividends earned on investments, as well as distributed and undistributed income from equity method investments, partially offset by investment management expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income. Other income currently includes revenue from our third-party claims administration services.

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

Ratios

The Company measures its segment results as underwriting income or loss plus other insurance-related revenue and expenses, which may include the net earnings from our claims administration services operations and other income or expense that is not directly related to our underwriting operations. Management measures results for each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The loss and loss expense ratio is derived by dividing net losses and loss expenses by net premiums earned. The acquisition cost ratio is derived by dividing acquisition costs by net premiums earned. The general and administrative expense ratio is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Revenues
Gross premiums written	$707.9	$580.9	$2,369.7	$2,183.2
Net premiums written	$568.7	$453.1	$1,894.3	$1,729.4
Net premiums earned	$541.7	$510.8	$1,609.3	$1,481.3
Net investment income	43.4	39.3	127.8	110.3
Net realized investment (losses) gains	(35.1)	27.5	104.3	(8.1)
Other income	1.0	—	1.0	—
	$551.0	$577.6	$1,842.4	$1,583.5
Expenses
Net losses and loss expenses	$336.1	$277.0	$926.2	$807.3
Acquisition costs	72.4	65.1	214.4	186.4
General and administrative expenses	88.3	88.6	264.8	251.8
Other expense	6.6	—	6.6	—
Amortization of intangible assets	0.6	0.7	1.9	1.9
Interest expense	14.3	14.1	43.5	42.4
Foreign exchange loss	0.3	4.4	1.0	7.4
	$518.6	$449.9	$1,458.4	$1,297.2
Income before income taxes	32.4	127.7	384.0	286.3
Income tax expense	1.5	4.9	24.3	6.3
Net income	$30.9	$122.8	$359.7	$280.0
Ratios
Loss and loss expense ratio	62.0%	54.2%	57.6%	54.5%
Acquisition cost ratio	13.4%	12.7%	13.3%	12.6%
General and administrative expense ratio	16.3%	17.3%	16.5%	17.0%
Expense ratio	29.7%	30.0%	29.8%	29.6%
Combined ratio	91.7%	84.2%	87.4%	84.1%

Comparison of Three Months Ended September 30, 2014 and 2013

Premiums

Gross premiums written increased by $127.0 million, or 21.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The overall increase in gross premiums written was primarily the result of the following:

•
U.S. insurance: Gross premiums written increased by $78.0 million, or 25.3%. The increase in gross premiums written was primarily due to the growth in our general casualty line of business, in particular our primary casualty class of business which increased due to adding new business on existing accounts. We also continued to see growth in our newer lines of business such as our mergers and acquisitions, environmental and inland marine lines of business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions);

•
International insurance: Gross premiums written increased by $11.3 million, or 8.5%. The increase was primarily due to increased premiums on existing lines of business, particularly in our professional liability line of business. This was partially offset by lower premiums written in our aviation line of business. The decrease in our aviation line of business was due to $13.1 million of gross premiums written during the three months ended September 30, 2013 related to the renewal rights agreement we entered into with Markel International that did not occur during the three months ended September 30, 2014 partially offset by new business written during the current quarter; and

•
Reinsurance: Gross premiums written increased by $37.7 million, or 27.1%. The increase was from one new treaty in our casualty reinsurance line of business that resulted in $21.9 million of gross premiums written, and the timing of renewals primarily in our property reinsurance line of business. We had a large property treaty that renewed during the three months ended September 30, 2014 that was previously written during the second quarter of last year. This property reinsurance treaty included a fronting component which resulted in our retaining a small portion of the premiums written with the remainder being ceded.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
United States	$484.0	$377.6	$106.4	28.2%
Bermuda	109.5	111.1	(1.6)	(1.4)%
Europe	64.9	51.9	13.0	25.0%
Asia Pacific	45.1	40.3	4.8	11.9%
Canada	4.4	—	4.4	n/a
	$707.9	$580.9	$127.0	21.9%

Net premiums written increased by $115.6 million, or 25.5%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in net premiums written was primarily due to higher gross premiums written partially offset by higher premiums ceded. The increase in premiums ceded was due to higher ceded premiums related to our collateralized property catastrophe reinsurance protection as the premiums for the current treaty are recognized on a quarterly basis. This increase was partially offset by lower premiums ceded related to treaties that have contractual minimum premiums. The reduction in ceded premiums was due to recognizing annual ceded premiums at the inception of several reinsurance treaties rather than ratably over the contract period. This resulted in higher ceded premiums in previous quarters, as several reinsurance treaties incepted in those quarters, but lower ceded premiums in the current quarter. Previously, we recognized ceded premiums written on these agreements based on the actual premiums ceded each quarter. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 19.7% of gross premiums written for the three months ended September 30, 2014 compared to 22.0% for the same period in 2013. The reduction was primarily due to the timing of the recognition of premiums ceded that have contractual minimum premiums.

Net premiums earned increased by $30.9 million, or 6.0%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of higher premiums earned in each of our operating segments.

We evaluate our business by segment, distinguishing between U.S. insurance, international insurance and reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
U.S. insurance	54.6%	53.1%	41.4%	40.7%
International insurance	20.4%	22.9%	17.4%	17.1%
Reinsurance	25.0%	24.0%	41.2%	42.2%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $4.1 million, or 10.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to higher income related to our fixed maturity non-core investments, which carry higher yields than government-backed securities. The annualized period book yield of the investment portfolio for the three months ended September 30, 2014 and 2013 was 2.0% and 1.9%, respectively.

As of September 30, 2014, we held 10.3% of our total investments and cash equivalents in "other invested assets" compared to 9.9% as of September 30, 2013.

Investment management expenses of $5.2 million and $4.1 million were incurred during the three months ended September 30, 2014 and 2013, respectively. The increase of $1.1 million, or 26.8%, was primarily due to additional investment portfolio managers utilized in the current period as compared to the prior period.

As of September 30, 2014, approximately 88.0% of our fixed income investments consisted of investment grade securities. As of September 30, 2014 and December 31, 2013, the average Standard & Poor’s credit rating of our fixed income portfolio was A+ and AA-, respectively.

Realized Investment (Losses) Gains

Net realized investment (losses) gains were comprised of the following:

	Three Months Ended September 30,
	2014	2013
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$5.8	$(4.8)
Equity securities, trading	(0.6)	13.9
Other invested assets: hedge funds and private equity, trading	13.6	2.1
Total net realized gains on sale	18.8	11.2
Net realized and unrealized gains (losses) on derivatives	2.2	(4.2)
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(40.8)	30.4
Equity securities, trading	(8.5)	(17.2)
Other invested assets: hedge funds and private equity, trading	(6.8)	7.3
Total mark-to-market (losses) gains	(56.1)	20.5
Net realized investment (losses) gains	$(35.1)	$27.5

The total return of our investment portfolio was 0.1% and 0.8% for the three months ended September 30, 2014 and 2013, respectively. The decrease in total return was primarily due to higher interest rates and widening credit spreads that caused mark-to-market losses on our fixed maturity investments during the current period compared to lower interest rates and tightening credit spreads during the prior period.

Other Income

Other income represents the revenue of our third-party claims administration services that we acquired in the current year.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $59.1 million, or 21.3%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$353.2	65.2%	$338.4	66.2%	$14.8	(1.0)
Property catastrophe	29.8	5.5	—	—	29.8	5.5
Current period	383.0	70.7	338.4	66.2	44.6	4.5
Prior period	(46.9)	(8.7)	(61.4)	(12.0)	14.5	3.3
Net losses and loss expenses	$336.1	62.0%	$277.0	54.2%	$59.1	7.8
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the overall growth of our operations. The decrease in the current year non-catastrophe losses and loss expenses ratio was primarily due to lower reported large property losses during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2014, we incurred $18.5 million of property catastrophe losses and loss expenses related to Hurricane Odile, of which $15.0 million was recorded by our international insurance segment and $3.5 million by our reinsurance segment, $8.0 million related to Windstorm Ela, and $3.3 million related to PCS storm #45. The losses related to Windstorm Ela and PCS storm #45 were recorded in our reinsurance segment. The losses related to Windstorm Ela and PCS storm #45 were classified as catastrophes in the current period as the additional net losses recorded in this period made the aggregate net losses incurred for these events in excess of $10.0 million, which is our quantitative threshold for classifying property-related losses as catastrophes. We did not incur any property catastrophe losses during the three months ended September 30, 2013.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $46.9 million during the three months ended September 30, 2014 compared to net favorable reserve development of $61.4 million for the three months ended September 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
U.S. insurance	$(0.1)	$10.2	$(16.6)	$8.1	$(3.5)	$(15.4)	$(2.3)	$2.3	$4.0	$13.9	$0.6
International insurance	(0.5)	(1.3)	(3.8)	(8.5)	(5.1)	(7.1)	(8.7)	(7.4)	11.4	1.8	(29.2)
Reinsurance	0.2	5.3	(1.0)	(1.6)	(4.3)	(0.9)	(0.6)	(3.1)	1.9	(14.2)	(18.3)
	$(0.4)	$14.2	$(21.4)	$(2.0)	$(12.9)	$(23.4)	$(11.6)	$(8.2)	$17.3	$1.5	$(46.9)

For the three months ended September 30, 2014, the net unfavorable prior year reserve development for the 2011 through 2013 loss years in our U.S. insurance segment was primarily due to a higher level of reported claims in our healthcare line of business while the net unfavorable prior year reserve development for the 2005 loss year primarily relates to our professional liability line of business. The net favorable reserve development in our international insurance segment for the 2011 and prior loss years was due to lower than expected loss emergence across most lines of business and loss years. The unfavorable prior reserve development for the 2012 loss year related to adverse development on two reported claims in our professional liability line of business. The net favorable reserve development in our reinsurance segment for the 2013 loss year was due to lower than expected reported loss activity in our property reinsurance line of business.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended September 30, 2013.

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
For the three months ended September 30, 2013, the unfavorable reserve development for the 2011 loss year for our U.S. insurance segment was primarily due to a higher level of reported claims in our healthcare and errors and omissions (“E&O”) lines of business. The unfavorable reserve development for the 2012 loss year for our U.S. insurance segment was primarily due to a higher level of reported claims in our healthcare, private/not for profit directors’ and officers’ (“D&O”) and lawyers E&O lines of business.

The favorable reserve development for the reinsurance segment was primarily related to our property reinsurance line of business, and included favorable reserve development related to recent catastrophic events that occurred in 2010 through 2012.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended September 30,		Dollar
	2014	2013	Change
	($ in millions)
Net losses paid	$256.2	$243.7	$12.5
Net change in reported case reserves	40.3	(15.7)	56.0
Net change in IBNR	39.6	49.0	(9.4)
Net losses and loss expenses	$336.1	$277.0	$59.1

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2014	2013
	($ in millions)
Net reserves for losses and loss expenses, July 1	$4,633.9	$4,517.3
Incurred related to:
Current period non-catastrophe	353.2	338.4
Current period property catastrophe	29.8	—
Prior period	(46.9)	(61.4)
Total incurred	336.1	277.0
Paid related to:
Current period	53.6	30.5
Prior period	202.6	213.2
Total paid	256.2	243.7
Foreign exchange revaluation	(10.5)	4.1
Net reserve for losses and loss expenses, September 30	4,703.3	4,554.7
Losses and loss expenses recoverable	1,349.0	1,226.1
Reserve for losses and loss expenses, September 30	$6,052.3	$5,780.8

Acquisition Costs

Acquisition costs increased by $7.3 million, or 11.2%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in acquisition costs was primarily due to the growth in premiums earned, higher profit commission accruals in our U.S. insurance segment and higher ceding commissions paid to cedents for certain lines of business in our reinsurance segment. Acquisition costs as a percentage of net premiums earned were 13.4% for the three months ended September 30, 2014 compared to 12.7% for the same period in 2013. The higher acquisition cost ratio was primarily due to the reasons noted above.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 0.3%, for the three months ended September 30, 2014 compared to the same period in 2013. Our general and administrative expense ratio was 16.3% and 17.3% for the three months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative expenses was primarily due to lower stock-based compensation partially offset by higher salary related costs due to higher headcount. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each of those awards at the period ending share price. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price decreased 3% for the three months ended September 30, 2014 compared to a 9% increase for the same period in 2013.

Other Expense

Other expense represents the expenses of our third-party claims administration services that we acquired in the current year of $1.3 million and the transaction-related costs incurred for the acquisition of the Hong Kong and Singapore operations of RSA of $5.3 million.

Amortization of Intangible Assets

The amortization of intangible assets was virtually unchanged for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Interest Expense

Interest expense increased by $0.2 million, or 1.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Foreign Exchange Loss

The foreign exchange loss decreased by $4.1 million, or 93.2%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was due to higher gains recorded on our foreign exchange derivative contracts due to the strengthening of the U.S. dollar relative to other major currencies and the timing of the tenor of the derivative contracts.

Net Income

Net income for the three months ended September 30, 2014 was $30.9 million compared to net income of $122.8 million for the three months ended September 30, 2013. The $91.9 million decrease was primarily the result of recording net realized losses on our investments of $35.1 million during the three months ended September 30, 2014 compared to net realized gains of $27.5 million during the three months ended September 30, 2013, and higher net loss and loss expenses, including losses from catastrophes of $29.8 million. Income tax expense for the three months ended September 30, 2014 decreased by $3.4 million compared to the three months ended September 30, 2013. The decrease in income tax expense was primarily due to lower taxable income in our U.S. operations.

Comparison of Nine Months Ended September 30, 2014 and 2013

Premiums

Gross premiums written increased by $186.5 million, or 8.5%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The overall increase in gross premiums written was primarily the result of the following:

•
U.S. insurance: Gross premiums written increased by $126.1 million, or 14.5%. The increase in gross premiums written was primarily due to $45.2 million of new business growth during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, increased premiums on renewed business as well as premium rate increases across most lines of business. This was particularly evident in our general casualty, mergers and acquisitions, inland marine and environmental lines of business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions);

•
International insurance: Gross premiums written increased by $29.1 million, or 6.4%. The increase was primarily due to continued growth from new initiatives and new lines of business. The professional liability line of business grew $17.1 million on new business writings in European E&O and mergers and acquisitions classes of business, and our aviation and marine cargo lines of business grew by $11.3 million. This growth was partially offset by the general casualty line of business, which decreased by $3.9 million compared to the prior period, due to non-recurring business written in 2013 and the non-renewal of certain policies during the current period, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions); and

•
Reinsurance: Gross premiums written increased by $31.4 million, or 3.7%. The increase was driven primarily by new business and increased renewals across several major lines of business. In our property reinsurance lines of business, premiums increased by approximately $16.8 million, which included $3.9 million of increased premiums from our collateralized property catastrophe reinsurance program through Aeolus Re, Ltd. ("Aeolus Re"). We also experienced non-renewals of certain treaties, particularly in our casualty reinsurance line of business, either due to poor terms and conditions or the cedents not renewing their reinsurance.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
United States	$1,447.7	$1,296.2	$151.5	11.7%
Bermuda	525.0	550.8	(25.8)	(4.7)%
Europe	245.9	198.7	47.2	23.8%
Asia Pacific	142.8	137.5	5.3	3.9%
Canada	8.3	—	8.3	n/a
	$2,369.7	$2,183.2	$186.5	8.5%

Net premiums written increased by $164.9 million, or 9.5%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in net premiums written was due to the increase in gross premiums written and a decrease in ceded premiums written related to our property catastrophe reinsurance protection. We ceded 20.1% of gross premiums written for the nine months ended September 30, 2014 compared to 20.8% for the same period in 2013.

Net premiums earned increased by $128.0 million, or 8.6%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of higher premiums earned in each of our operating segments.

The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. insurance	42.1%	39.9%	40.5%	40.0%
International insurance	20.4%	20.8%	16.9%	17.5%
Reinsurance	37.5%	39.3%	42.6%	42.5%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $17.5 million, or 15.9%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was due to higher income across most asset classes. The annualized period book yield of the investment portfolio for the nine months ended September 30, 2014 and 2013 was 2.0% and 1.8%, respectively.

Investment management expenses of $13.7 million and $12.2 million were incurred during the nine months ended September 30, 2014 and 2013, respectively. The increase of $1.5 million, or 12.3%, was primarily due to additional investment portfolio managers utilized in the current period as compared to the prior period.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$23.6	$24.7
Equity securities, trading	43.8	30.1
Other invested assets: hedge funds and private equity, trading	53.2	16.8
Total net realized gains on sale	120.6	71.6
Net realized and unrealized (losses) gains on derivatives	(24.5)	3.4
Mark-to-market gains (losses):
Fixed maturity investments, trading	18.0	(101.2)
Equity securities, trading	(8.8)	(18.6)
Other invested assets: hedge funds and private equity, trading	(1.1)	36.7
Total mark-to-market gains (losses)	8.1	(83.1)
Net realized investment gains (losses)	$104.2	$(8.1)

The total return of our investment portfolio was 2.7% and 1.2% for the nine months ended September 30, 2014 and 2013, respectively. The increase in total return was primarily due mark-to-market gains on our fixed maturity investments due to lower interest rates and tighter credit spreads during the nine months ended September 30, 2014 compared to mark-to-market losses due to higher rates during the nine months ended September 30, 2013. Equity securities and other invested assets continued to have a positive impact on the total return for the both the nine months ended September 30, 2014 and 2013. The realized and unrealized losses on derivatives for the nine months ended September 30, 2014 were the result of selling interest rate future and swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during the year, we recorded a loss related to these interest rate future and swap contracts.

Other Income

Other income represents the revenue of our third-party claims administration services that we acquired in the current year.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $118.9 million, or 14.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$1,024.1	63.7%	$961.2	64.9%	$62.9	(1.2)
Property catastrophe	43.0	2.7	—	—	43.0	2.7
Current period	1,067.1	66.4	961.2	64.9	105.9	1.5
Prior period	(140.9)	(8.8)	(153.9)	(10.4)	13.0	1.6
Net losses and loss expenses	$926.2	57.6%	$807.3	54.5%	$118.9	3.1
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the overall growth of our operations partially offset by a reduction in IBNR loss reserves due to lower than expected property losses in our reinsurance segment. The decrease in the current non-catastrophe losses and loss expense ratio was primarily due to the reduction in IBNR loss reserves.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2014, we incurred $18.5 million of property catastrophe losses and loss expenses related to Hurricane Odile, of which $15.0 million was recorded by our international insurance segment and $3.5 million by our reinsurance segment, $12.5 million related to PCS storm #45, and $12.0 million related to Windstorm Ela. The losses related to Windstorm Ela and PCS storm #45 were recorded in our reinsurance segment. We did not incur any property catastrophe losses during the nine months ended September 30, 2013.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $140.9 million during the nine months ended September 30, 2014 compared to net favorable reserve development of $153.9 million for the nine months ended September 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	Nine Months Ended September 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
U.S. insurance	$(4.8)	$9.7	$(16.6)	$7.7	$(8.0)	$(24.4)	$(1.3)	$15.0	$3.5	$21.6	$2.4
International insurance	7.3	(5.1)	(4.5)	(36.9)	4.2	(27.4)	(25.0)	(12.4)	12.2	9.0	(78.6)
Reinsurance	(0.4)	5.0	(3.1)	(4.0)	(5.7)	(1.3)	1.7	(8.2)	2.2	(50.9)	(64.7)
	$2.1	$9.6	$(24.2)	$(33.2)	$(9.5)	$(53.1)	$(24.6)	$(5.6)	$17.9	$(20.3)	$(140.9)

For the nine months ended September 30, 2014, the net unfavorable prior year reserve development in the U.S. insurance segment for the 2011 through 2013 loss years was in our healthcare lines of business and was due to higher than expected loss frequency and severity. The net favorable prior year reserve development in the international insurance segment was primarily due to favorable reserve development for the 2007 loss year in our professional liability line of business and the net favorable development for the 2009 to 2011 loss years was due to actual loss emergence being lower than anticipated across several lines of business. Net unfavorable development for the 2012 loss year was due to adverse development on two reported claims in our professional liability line of business and the unfavorable reserve development for the 2013 loss year resulted from an increase in severity in our healthcare line of business. The net favorable prior year reserve development in our reinsurance segment for the 2013 loss year was primarily due to benign property loss activity, and therefore reported losses were less than our expectations.

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

For the nine months ended September 30, 2013, the unfavorable reserve development for the 2011 and 2012 loss years for our U.S. insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare and E&O products.

The favorable reserve development for our reinsurance segment was due to lower than expected reported losses in our property reinsurance line of business, including favorable loss reserve development related to recent catastrophic events that occurred in 2010 through 2012.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Nine Months Ended September 30,		Dollar
	2014	2013	Change
	($ in millions)
Net losses paid	$747.0	$751.2	$(4.2)
Net change in reported case reserves	37.3	(24.9)	62.2
Net change in IBNR	141.9	81.0	60.9
Net losses and loss expenses	$926.2	$807.3	$118.9

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,532.0	$4,504.4
Incurred related to:
Current period non-catastrophe	1,024.1	961.2
Current period property catastrophe	43.0	—
Prior period	(140.9)	(153.9)
Total incurred	926.2	807.3
Paid related to:
Current period	80.4	55.0
Prior period	666.6	696.2
Total paid	747.0	751.2
Foreign exchange revaluation	(7.9)	(5.8)
Net reserve for losses and loss expenses, September 30	4,703.3	4,554.7
Losses and loss expenses recoverable	1,349.0	1,226.1
Reserve for losses and loss expenses, September 30	$6,052.3	$5,780.8

Acquisition Costs

Acquisition costs increased by $28.0 million, or 15.0%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in acquisition costs was due to the growth in net premiums earned and higher profit commission accruals in our U.S. insurance segment and higher ceding commissions paid to cedents for certain lines of business in our reinsurance segment. Acquisition costs as a percentage of net premiums earned were 13.3% for the nine months ended September 30, 2014 compared to 12.6% for the same period in 2013.

General and Administrative Expenses

General and administrative expenses increased by $13.0 million, or 5.2%, for the nine months ended September 30, 2014 compared to the same period in 2013. Our general and administrative expense ratio was 16.5% and 17.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was primarily due to higher salary related costs due to higher headcount as our average headcount increased by 12% partially offset by lower stock-based compensation due to changes in our share price. Our share price decreased 2% for the nine months ended September 30, 2014 compared to a 26% increase for the same period in 2013.

Other Expense

Other expense represents the expenses of our third-party claims administration services that we acquired in the current year and the transaction-related costs incurred for the acquisition of the Hong Kong and Singapore operations of RSA.

Amortization of Intangible Assets

The amortization of intangible assets was virtually unchanged for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Interest Expense

Interest expense increased by $1.1 million, or 2.6%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Foreign Exchange Loss

The foreign exchange loss decreased by $6.4 million, or 86.5%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was the result of the strengthening of the U.S. dollar relative to other major currencies during the current period.

Net Income

Net income for the nine months ended September 30, 2014 was $359.7 million compared to net income of $280.0 million for the nine months ended September 30, 2013. The $79.7 million increase was primarily the result of recording net realized gains on our investments of $104.3 million during the nine months ended September 30, 2014 compared to net realized losses of $8.1 million during the nine months ended September 30, 2013 partially offset by lower underwriting income from our operating segment, which included $43.0 million in catastrophe-related losses. Income tax expense for the nine months ended September 30, 2014 increased by $18.0 million compared to the nine months ended September 30, 2013. The increase in income tax expense was primarily due to higher taxable income in our U.S. operations.

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

U.S. Insurance Segment

The following table summarizes the underwriting results and associated ratios for the U.S. insurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Revenues
Gross premiums written	$386.7	$308.7	$998.1	$872.0
Net premiums written	321.7	238.8	746.4	652.5
Net premiums earned	224.8	207.6	651.5	593.5
Expenses
Net losses and loss expenses	$153.0	$141.2	$440.5	$398.9
Acquisition costs	31.1	28.4	88.3	78.8
General and administrative expenses	41.7	41.7	125.8	119.5
Underwriting (loss) income	(1.0)	(3.7)	(3.1)	(3.7)
Other insurance-related income	1.0	—	1.0	—
Other insurance-related expenses	1.3	—	1.3	—
Segment (loss) income	$(1.3)	$(3.7)	$(3.4)	$(3.7)
Ratios
Loss and loss expense ratio	68.1%	68.0%	67.6%	67.2%
Acquisition cost ratio	13.9%	13.7%	13.6%	13.3%
General and administrative expense ratio	18.6%	20.0%	19.3%	20.1%
Expense ratio	32.5%	33.7%	32.9%	33.4%
Combined ratio	100.6%	101.7%	100.5%	100.6%

Comparison of Three Months Ended September 30, 2014 and 2013

Premiums. Gross premiums written increased by $78.0 million, or 25.3%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase in gross premiums written was primarily due to the growth in our general casualty line of business, in particular our primary casualty class of business which increased due to adding new business on existing accounts. We also continued to see growth in our newer lines of business such as mergers and acquisitions, environmental and inland marine. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
General casualty	$153.0	$107.2	$45.8	42.7%
Professional liability	66.0	66.2	(0.2)	(0.3)%
Programs	46.7	41.1	5.6	13.6%
Healthcare	38.9	43.4	(4.5)	(10.4)%
General property	22.4	18.7	3.7	19.8%
Inland marine	17.4	12.1	5.3	43.8%
Environmental	15.8	8.4	7.4	88.1%
Other*	26.5	11.6	14.9	128.4%
	$386.7	$308.7	$78.0	25.3%
________________________

*	Includes our primary construction, mergers and acquisitions and surety lines of business.

Net premiums written increased by $82.9 million, or 34.7%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to higher gross premiums written and lower ceded premiums. The reduction in ceded premiums was due to recognizing annual ceded premiums at the inception of several reinsurance treaties rather than ratably over the contract period as these reinsurance treaties had contractual minimum premiums. This resulted in higher ceded premiums in previous quarters, as several reinsurance treaties incepted in those quarters, but lower ceded premiums in the current quarter. Partially offsetting this decrease in ceded premiums was higher premiums ceded related to our collateralized property catastrophe reinsurance protection as the premiums for the current treaty are recognized on a quarterly basis. We ceded 16.8% of gross premiums written for the three months ended September 30, 2014 compared to 22.6% for the three months ended September 30, 2013. The reduction was primarily due to the timing of the recognition of premiums ceded that have contractual minimum premiums and the growth in our general casualty line of business which has lower premiums ceded relative to other lines of business.

Net premiums earned increased by $17.2 million, or 8.3%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due to the continued growth of our U.S. insurance operations.

Net losses and loss expenses. Net losses and loss expenses increased by $11.8 million, or 8.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$152.4	67.8%	$137.4	66.2%	$15.0	1.6 Pts
Property catastrophe	—	—	—	—	—	—
Current period	152.4	67.8	137.4	66.2	15.0	1.6
Prior period	0.6	0.3	3.8	1.8	(3.2)	(1.5)
Net losses and loss expenses	$153.0	68.1%	$141.2	68.0%	$11.8	0.1 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to growth of the business and a loss related to our surety line of business in the current period.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2014 and September 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $0.6 million during the three months ended September 30, 2014 compared to net unfavorable reserve development of $3.8 million for the three months ended September 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(0.1)	$0.7	$—	$(0.1)	$—	$—	$1.9	$0.8	$2.1	$—	$5.3
Programs	—	—	(0.2)	(0.6)	(0.8)	(1.1)	(1.4)	(2.3)	1.1	0.2	(5.1)
General property	—	0.5	—	—	—	—	(0.2)	3.0	(0.6)	—	2.7
Healthcare	0.4	(1.1)	(0.6)	0.1	—	(0.1)	—	1.9	4.1	7.6	12.3
Professional liability	(0.4)	10.1	(15.8)	8.7	(2.7)	(14.2)	(2.6)	(1.1)	(2.1)	7.3	(12.8)
Inland marine	—	—	—	—	—	—	—	—	(0.7)	(1.2)	(1.9)
Environmental	—	—	—	—	—	—	—	—	0.1	—	0.1
	$(0.1)	$10.2	$(16.6)	$8.1	$(3.5)	$(15.4)	$(2.3)	$2.3	$4.0	$13.9	$0.6

For the three months ended September 30, 2014, the net unfavorable prior year reserve development primarily related to our healthcare and professional liability lines of business. The unfavorable prior year reserve development in our healthcare line of business for the 2011 through 2013 loss years was primarily due to higher than expected loss emergence in our medical malpractice line of business. The net favorable development in our professional liability line of business was primarily related to our public D&O line of business due to favorable development on several claims in the 2006 and 2009 loss years partially offset by higher than expected loss emergence, driven primarily from several claims, in the 2005 loss year.

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

For the three months ended September 30, 2013, the unfavorable reserve development for the 2011 loss year was primarily due to higher than expected loss emergence in our healthcare and E&O lines of business. The unfavorable reserve development for the 2012 loss year was primarily due to higher than expected loss emergence in our healthcare, private/not for profit D&O and lawyers E&O lines of business. We also recorded unfavorable loss reserve development in our general property line of business for the 2006 loss year due to unfavorable development on a reported claim.

Acquisition costs. Acquisition costs increased by $2.7 million, or 9.5%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily driven by the growth in net premiums earned and increased profit commissions in our programs line of business. The acquisition cost ratio was 13.9% for the three months ended September 30, 2014 compared to 13.7% for the three months ended September 30, 2013.

General and administrative expenses. General and administrative expenses remained constant for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. While the general and administrative expenses remained constant, we did incur higher salary related costs as we continued to grow our U.S. operations offset by lower stock-based compensation expense. The general and administrative expense ratio decreased to 18.6% for the three months ended September 30, 2014 from 20.0% for the same period in 2013.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services that we acquired in the current year.

Comparison of Nine Months Ended September 30, 2014 and 2013

Premiums. Gross premiums written increased by $126.1 million, or 14.5%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in gross premiums written was primarily due to $45.2 million of new business growth during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, increased premiums on renewed business as well as premium rate increases across most lines of business. This was particularly evident in our general casualty, mergers and acquisitions, inland marine and environmental lines of business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business, which did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
General casualty	$352.0	$271.5	$80.5	29.7%
Professional liability	190.2	193.7	(3.5)	(1.8)%
Programs	119.9	107.7	12.2	11.3%
Healthcare	111.0	143.4	(32.4)	(22.6)%
General property	76.1	74.0	2.1	2.8%
Inland marine	50.2	32.8	17.4	53.0%
Environmental	37.6	24.7	12.9	52.2%
Other*	61.1	24.2	36.9	152.5%
	$998.1	$872.0	$126.1	14.5%
________________________

*	Includes our primary construction, mergers and acquisitions and surety lines of business.

Net premiums written increased by $93.9 million, or 14.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 25.2% of gross premiums written for both the nine months ended September 30, 2014 and 2013.

Net premiums earned increased by $58.0 million, or 9.8%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due to the continued growth of our U.S. insurance operations.

Net losses and loss expenses. Net losses and loss expenses increased by $41.6 million, or 10.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$438.1	67.2%	$387.5	65.3%	$50.6	1.9 Pts
Property catastrophe	—	—	—	—	—	—
Current period	438.1	67.2	387.5	65.3	50.6	1.9
Prior period	2.4	0.4	11.4	1.9	(9.0)	(1.5)
Net losses and loss expenses	$440.5	67.6%	$398.9	67.2%	$41.6	0.4 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to growth and mix of the business, higher non-catastrophe property losses in the current period compared to the same period last year, a loss related to our surety line of business in the current period and increased loss adjustment expenses across several lines of business.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2014 and September 30, 2013, we did not incur any property catastrophe losses.

Prior year losses and loss expenses

Overall, our U.S. insurance segment recorded net unfavorable reserve development of $2.4 million during the nine months ended September 30, 2014 compared to net unfavorable reserve development of $11.4 million for the nine months ended September 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(3.1)	$0.7	$—	$(0.8)	$(4.8)	$0.3	$3.2	$2.8	$0.2	$4.2	$2.7
Programs	—	—	(0.2)	0.3	0.5	(4.4)	(1.1)	(4.1)	0.3	(1.2)	(9.9)
General property	—	0.5	—	—	—	—	0.3	1.4	(0.9)	3.2	4.5
Healthcare	(1.3)	(1.6)	(0.6)	(0.2)	(0.6)	3.0	0.1	16.1	7.9	9.7	32.5
Professional liability	(0.4)	10.1	(15.8)	8.4	(3.1)	(23.3)	(3.6)	0.1	(1.7)	7.3	(22.0)
Inland marine	—	—	—	—	—	—	—	(0.3)	(1.2)	(1.6)	(3.1)
Environmental	—	—	—	—	—	—	(0.2)	(1.0)	(1.1)	—	(2.3)
	$(4.8)	$9.7	$(16.6)	$7.7	$(8.0)	$(24.4)	$(1.3)	$15.0	$3.5	$21.6	$2.4

For the nine months ended September 30, 2014, the net unfavorable prior year reserve development primarily related to our healthcare and professional liability lines of business. The unfavorable prior year reserve development in our healthcare line of business for the 2011 through 2013 loss years was primarily due to higher than expected loss frequency and severity. The net favorable development in our professional liability line of business was primarily related to our public D&O class of business due to favorable development on several claims in the 2006 and 2009 loss year partially offset by adverse development on reported claims in the 2005 loss year.

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

For the nine months ended September 30, 2013, the unfavorable reserve development for the 2011 and 2012 loss years was due to higher than expected loss emergence, primarily in our healthcare, private/not for profit D&O and E&O lines of business.

Acquisition costs. Acquisition costs increased by $9.5 million, or 12.1%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was driven by the growth in net premiums earned, higher commission and brokerage rates compared to last year due to changes in the mix of business and higher rates charged by brokers, and an increase in other acquisition related costs. The acquisition cost ratio was 13.6% and 13.3% for the nine months ended September 30, 2014 and 2013.

General and administrative expenses. General and administrative expenses increased by $6.3 million, or 5.3%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to higher salary-related costs as we continue to grow our U.S. insurance operations partially offset by lower stock-based compensation. The general and administrative expense ratio decreased to 19.3% for the nine months ended September 30, 2014 from 20.1% for the same period in 2013.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services that we acquired in the current year.

International Insurance Segment

The following table summarizes the underwriting results and associated ratios for the international insurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Revenues
Gross premiums written	$144.2	$132.9	$483.1	$454.0
Net premiums written	87.8	75.7	285.5	259.8
Net premiums earned	94.0	87.6	271.6	258.8
Expenses
Net losses and loss expenses	$55.8	$31.1	$115.3	$91.0
Acquisition costs	1.2	(0.3)	0.8	(1.5)
General and administrative expenses	28.0	26.5	82.2	75.4
Underwriting income	9.0	30.3	73.3	93.9
Other insurance-related income	—	—	—	—
Other insurance-related expenses	5.3	—	5.3	—
Segment income	$3.7	$30.3	$68.0	$93.9
Ratios
Loss and loss expense ratio	59.4%	35.5%	42.5%	35.2%
Acquisition cost ratio	1.3%	(0.3)%	0.3%	(0.6)%
General and administrative expense ratio	29.8%	30.2%	30.3%	29.1%
Expense ratio	31.1%	29.9%	30.6%	28.5%
Combined ratio	90.5%	65.4%	73.1%	63.7%

Comparison of Three Months Ended September 30, 2014 and 2013

Premiums. Gross premiums written increased by $11.3 million, or 8.5%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to increased premiums on existing lines of business, particularly in our professional liability line of business. This was partially offset by lower premiums written in our aviation line of business. The decrease in our aviation line of business was due to $13.1 million of gross premiums written during the three months ended September 30, 2013 related to the renewal rights agreement we entered into with Markel International that did not occur during the three months ended September 30, 2014 partially offset by new business written during the current quarter.
The table below illustrates our gross premiums written by underwriter location for our international insurance operations.

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Bermuda	$84.2	$83.9	$0.3	0.4%
Europe	51.2	42.7	8.5	19.9%
Asia Pacific	8.8	6.3	2.5	39.7%
	$144.2	$132.9	$11.3	8.5%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
Professional liability	$51.5	$43.8	$7.7	17.6%
General casualty	32.4	28.7	3.7	12.9%
General property	23.3	22.6	0.7	3.1%
Healthcare	19.2	18.6	0.6	3.2%
Aviation	8.7	13.1	(4.4)	(33.6)%
Trade credit	6.9	6.1	0.8	13.1%
Other*	2.2	—	2.2	n/a
	$144.2	$132.9	$11.3	8.5%
________________________

*	Includes our marine cargo and onshore construction lines of business.

Net premiums written increased by $12.1 million, or 16.0%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in net premiums written was primarily due to higher gross premiums written and lower ceded premiums due to lower cessions in our professional liability reinsurance treaty. This was partially offset by higher premiums ceded during the quarter related to our collateralized property catastrophe reinsurance protection as the premiums for the current treaty are recognized on a quarterly basis. We ceded 39.1% of gross premiums written for the three months ended September 30, 2014 compared to 43.0% for the three months ended September 30, 2013.

Net premiums earned increased by $6.4 million, or 7.3%, primarily due to higher net premiums written as we continued to expand our European and Asia Pacific operations.

Net losses and loss expenses. Net losses and loss expenses increased by $24.7 million, or 79.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$70.0	74.5%	$60.8	69.4%	$9.2	5.1 Pts
Property catastrophe	15.0	16.0	—	—	15.0	16.0
Current period	85.0	90.5	60.8	69.4	24.2	21.1
Prior period	(29.2)	(31.1)	(29.7)	(33.9)	0.5	2.8
Net losses and loss expenses	$55.8	59.4%	$31.1	35.5%	$24.7	23.9 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to higher reported non-catastrophe property loss activity during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2014, we incurred $15.0 million of property catastrophe losses and loss expenses related to Hurricane Odile, whereas we did not incur any property catastrophe losses during the three months ended September 30, 2013.

Prior year losses and loss expenses

Overall, our international insurance segment recorded net favorable reserve development of $29.2 million during the three months ended September 30, 2014 compared to net favorable reserve development of $29.7 million for the three months ended September 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$0.8	$(0.6)	$(1.0)	$(1.1)	$(3.7)	$(5.0)	$(0.3)	$(2.5)	$(0.1)	$—	$(13.5)
General property	0.1	0.6	(0.4)	—	(0.4)	—	(0.5)	(3.5)	(0.2)	(1.3)	(5.6)
Professional liability	(0.2)	(0.4)	(1.3)	(7.2)	(0.8)	(2.0)	(3.9)	(1.5)	14.9	—	(2.4)
Healthcare	(1.2)	(0.9)	(1.1)	(0.2)	(0.2)	(0.1)	(4.0)	0.1	(1.2)	1.2	(7.6)
Trade credit	—	—	—	—	—	—	—	—	(2.0)	1.9	(0.1)
	$(0.5)	$(1.3)	$(3.8)	$(8.5)	$(5.1)	$(7.1)	$(8.7)	$(7.4)	$11.4	$1.8	$(29.2)

For the three months ended September 30, 2014, we recorded unfavorable prior year reserve development in our professional liability line of business for the 2012 loss year primarily due to higher than expected loss emergence.

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

For the three months ended September 30, 2013, we recorded unfavorable loss reserve development in our general property line of business for the 2005 loss year due to higher than expected loss emergence on an energy claim.

Acquisition costs. Acquisition costs increased by $1.5 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The acquisition cost ratio was 1.3% for the three months ended September 30, 2014 and negative 0.3% for the three months ended September 30, 2013. The negative cost represents ceding commissions received on ceded premiums, that have been earned, in excess of the brokerage fees and commissions paid on gross premiums written, that have been amortized. The ceding commission income also covers costs that are expensed as incurred. The increase in the acquisition costs and related ratio was due to lower ceding commission income earned from our outward reinsurance treaties due to lower ceded premiums, combined with higher acquisition-related costs during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

General and administrative expenses. General and administrative expenses increased by $1.5 million, or 5.7%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to higher salary-related costs as we continue to grow our international insurance operations by adding specialty underwriting teams partially offset by lower stock-based compensation expense. The general and administrative expense ratio was 29.8% and 30.2% for the three months ended September 30, 2014 and 2013, respectively.

Other insurance-related income and expense. The other insurance-related expenses incurred for the current quarter represent the transaction-related costs incurred for our acquisition of RSA's Hong Kong and Singapore operations. Upon closing of the acquisition in 2015, RSA's Hong Kong and Singapore operations will be combined into our current branch operations in these jurisdictions and will be included in the international insurance segment. As such, the transaction-related costs have been reflected in this segment.

Comparison of Nine Months Ended September 30, 2014 and 2013

Premiums. Gross premiums written increased by $29.1 million, or 6.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to continued growth from new initiatives and new lines of business. The professional liability line of business grew $17.1 million on new business writings in European E&O and mergers and acquisitions classes of business, and our aviation and marine cargo lines of business grew by $11.3 million. This growth was partially offset by the general casualty line of business, which decreased by $3.9 million compared to the prior period, due to non-recurring business written in 2013 and the non-renewal of certain policies during the current period, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions).
The table below illustrates our gross premiums written by underwriter location for our international insurance operations.

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Bermuda	$299.1	$305.4	$(6.3)	(2.1)%
Europe	162.1	129.5	32.6	25.2%
Asia Pacific	21.9	19.1	2.8	14.7%
	$483.1	$454.0	$29.1	6.4%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
	($ in millions)
Professional liability	$151.3	$134.2	$17.1	12.7%
General property	125.4	126.5	(1.1)	(0.9)%
General casualty	93.1	97.0	(3.9)	(4.0)%
Healthcare	66.3	66.3	—	—%
Trade credit	22.4	16.9	5.5	32.5%
Aviation	18.2	13.1	5.1	38.9%
Other*	6.4	—	6.4	n/a
	$483.1	$454.0	$29.1	6.4%
________________________

*	Includes our marine cargo and onshore construction lines of business.

Net premiums written increased by $25.7 million, or 9.9%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in net premiums written was primarily due to higher gross premiums written, lower ceded premiums related to our property catastrophe reinsurance protection for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and lower cessions in our professional liability reinsurance treaty. This was partially offset by higher premiums ceded for new reinsurance contracts for our aviation, marine cargo and small- to medium-sized enterprise lines of business. We ceded 40.9% of gross premiums written for the nine months ended September 30, 2014 compared to 42.8% for the nine months ended September 30, 2013.

Net premiums earned increased by $12.9 million, or 5.0%, primarily due to higher net premiums written as we continued to expand our European and Asia Pacific operations.

Net losses and loss expenses. Net losses and loss expenses increased by $24.3 million, or 26.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$178.9	65.9%	$176.1	68.1%	$2.8	(2.2) Pts
Property catastrophe	15.0	5.5	—	—	15.0	5.5
Current period	193.9	71.4	176.1	68.1	17.8	3.3
Prior period	(78.6)	(28.9)	(85.1)	(32.9)	6.5	4.0
Net losses and loss expenses	$115.3	42.5%	$91.0	35.2%	$24.3	7.3 Pts
Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the growth in international insurance operations partially offset by an increase to the loss adjustment expense reserve during the nine months ended September 30, 2013 that did not occur during the nine months ended September 30, 2014.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2014 we incurred $15.0 million of property catastrophe losses and loss expenses related to Hurricane Odile, whereas we did not incur any property catastrophe losses during the nine months ended September 30, 2013.

Prior year losses and loss expenses

Overall, our international insurance segment recorded net favorable reserve development of $78.6 million during the nine months ended September 30, 2014 compared to net favorable reserve development of $85.1 million for the nine months ended September 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$10.4	$(2.0)	$(3.5)	$(4.6)	$7.7	$(14.3)	$(9.1)	$(0.6)	$(0.2)	$—	$(16.2)
General property	(0.2)	0.7	(0.9)	(1.1)	(0.7)	(0.7)	(0.4)	(8.1)	(4.8)	(11.4)	(27.6)
Professional liability	(1.6)	(2.0)	1.9	(30.0)	(1.8)	(12.3)	(7.5)	(2.3)	20.8	—	(34.8)
Healthcare	(1.3)	(1.8)	(2.0)	(1.2)	(1.0)	(0.1)	(7.9)	(0.4)	(1.4)	17.2	0.1
Trade credit	—	—	—	—	—	—	(0.1)	(1.0)	(2.2)	3.2	(0.1)
	$7.3	$(5.1)	$(4.5)	$(36.9)	$4.2	$(27.4)	$(25.0)	$(12.4)	$12.2	$9.0	$(78.6)

For the nine months ended September 30, 2014, the unfavorable prior year reserve development in the healthcare line of business for the 2013 loss year and for the general casualty line of business for the 2008 loss year related to individual claims within each of those lines of business. The favorable prior year reserve development in the professional liability line of business for the 2007 loss year was primarily due to favorable reserve development on an individual claim while the unfavorable development for the 2012 loss year was primarily due to adverse development on two reported claims. The favorable development in the 2009 and 2010 loss years was primarily due to actual loss emergence being lower than anticipated across several lines of business.

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

For the nine months ended September 30, 2013, the net favorable reserve development for loss years 2004 to 2012 is a result of actual loss emergence being lower than anticipated, in particular for our general property line of business for the 2011 and 2012 loss years. The unfavorable reserve development in our healthcare line in the 2007 and 2009 loss years was due to adverse development on individual claims.

Acquisition costs. Acquisition costs increased by $2.3 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The acquisition cost ratio was 0.3% for the nine months ended September 30, 2014 and negative 0.6% for the nine months ended September 30, 2013. The higher acquisition cost ratio is primarily due to higher acquisition related costs during the current year as compared to the prior year.

General and administrative expenses. General and administrative expenses increased by $6.8 million, or 9.0%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in general and administrative expenses was due to increased salary and related costs partially offset by lower stock-based compensation expense. The general and administrative expense ratio was 30.3% and 29.1% for the nine months ended September 30, 2014 and 2013, respectively.

Other insurance-related income and expense. The other insurance-related expenses incurred for the current period represent the transaction-related costs incurred for our acquisition of RSA's Hong Kong and Singapore operations.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Revenues
Gross premiums written	$177.0	$139.3	$888.6	$857.2
Net premiums written	159.2	138.6	862.4	817.1
Net premiums earned	223.0	215.6	686.2	629.0
Expenses
Net losses and loss expenses	$127.3	$104.7	$370.4	$317.4
Acquisition costs	40.1	37.0	125.3	109.1
General and administrative expenses	18.6	20.4	56.9	56.9
Underwriting income	37.0	53.5	133.6	145.6
Other insurance-related income	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment income	$37.0	$53.5	$133.6	$145.6
Ratios
Loss and loss expense ratio	57.1%	48.5%	54.0%	50.5%
Acquisition cost ratio	18.0%	17.1%	18.3%	17.3%
General and administrative expense ratio	8.3%	9.5%	8.3%	9.1%
Expense ratio	26.3%	26.6%	26.6%	26.4%
Combined ratio	83.4%	75.1%	80.6%	76.9%

Comparison of Three Months Ended September 30, 2014 and 2013

Premiums. Gross premiums written increased by $37.7 million, or 27.1%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was from one new treaty in our casualty reinsurance line of business that resulted in $21.9 million of gross premiums written, and the timing of renewals primarily in our property reinsurance line of business. We had a large property treaty that renewed during the three months ended September 30, 2014 that was previously written during the second quarter of last year. This property reinsurance treaty included a fronting component which resulted in our retaining a small portion of the premiums written with the remainder being ceded.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
United States	$101.8	$68.9	$32.9	47.8%
Bermuda	25.3	27.2	(1.9)	(7.0)%
Asia	36.2	33.9	2.3	6.8%
Europe	13.7	9.3	4.4	47.3%
	$177.0	$139.3	$37.7	27.1%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Casualty	$86.7	$56.0	$30.7	54.8%
Property	83.1	$72.6	10.5	14.5%
Specialty	7.2	10.7	(3.5)	(32.7)%
	$177.0	$139.3	$37.7	27.1%

Net premiums written increased by $20.6 million, or 14.9%, due to the increase in gross premiums written partially offset by higher premiums ceded during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in premiums ceded was due to the timing of ceded premiums related to the large property reinsurance treaty that had a fronting component, as well as premiums ceded for our current year collateralized property catastrophe reinsurance protection as the premiums for the current treaty are recognized on a quarterly basis.

Net premiums earned increased by $7.4 million, or 3.4%, as a result of the increase in net premiums written during the previous quarters.

Net losses and loss expenses. Net losses and loss expenses increased by $22.6 million, or 21.6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$130.8	58.7%	$140.2	65.0%	$(9.4)	(6.3)
Property catastrophe	14.8	6.6	—	—	14.8	6.6
Current period	145.6	65.3	140.2	65.0	5.4	0.3
Prior period	(18.3)	(8.2)	(35.5)	(16.5)	17.2	8.3
Net losses and loss expenses	$127.3	57.1%	$104.7	48.5%	$22.6	8.6

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to lower incurred large property losses during the three months ended September 30, 2014 compared to the same period in 2013, as well as a reduction in IBNR loss reserves due to lower than expected property losses. The large non-catastrophe property losses during the three months ended September 30, 2014 were approximately $6.1 million which primarily related to additional development for several storm events in the United States that occurred during the previous quarter. This compares to $14.9 million in reported large non-catastrophe property losses for the three months ended September 30, 2014.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2014, we incurred property catastrophe losses and loss expenses of $8.0 million related to Windstorm Ela, $3.5 million related to Hurricane Odile and $3.3 million related to PCS storm #45, whereas we did not incur any property catastrophe losses during the three months ended September 30, 2013.

Prior year losses and loss expenses

Overall, our reinsurance segment recorded net favorable reserve development of $18.3 million during the three months ended September 30, 2014 compared to net favorable reserve development of $35.5 million for the three months ended September 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$(0.1)	$0.9	$—	$0.1	$(0.1)	$—	$0.6	$0.6	$1.1	$(14.8)	$(11.7)
Casualty	0.1	4.6	(1.0)	(1.6)	(4.1)	(0.8)	(0.6)	(3.1)	(0.1)	(0.1)	(6.7)
Specialty	0.2	(0.2)	—	(0.1)	(0.1)	(0.1)	(0.6)	(0.6)	0.9	0.7	0.1
	$0.2	$5.3	$(1.0)	$(1.6)	$(4.3)	$(0.9)	$(0.6)	$(3.1)	$1.9	$(14.2)	$(18.3)

For the three months ended September 30, 2014, the net favorable reserve development in the property line of business for the 2013 loss year was due to lower than expected reported loss activity.

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

For the three months ended September 30, 2013, the favorable reserve development for the 2011 and 2012 loss years for our reinsurance segment was largely due to lower than expected reported losses in our property line of business.

Acquisition costs. Acquisition costs increased by $3.1 million, or 8.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was due to higher ceding commissions paid to cedents in certain lines of business. The acquisition cost ratio was 18.0% for the three months ended September 30, 2014 compared to 17.1% for the three months ended September 30, 2013. The increase in the acquisition cost ratio was due to higher ceding commissions paid to cedents in certain lines of business.

General and administrative expenses. General and administrative expenses decreased by $1.8 million, or 8.8%, for the three months ended September 30, 2014 compared to the same period in 2013. The decrease in general and administrative expenses was primarily due to lower stock-based compensation expense. The general and administrative expense ratios for the three months ended September 30, 2014 and 2013 were 8.3% and 9.5%, respectively.

Comparison of Nine Months Ended September 30, 2014 and 2013

Premiums. Gross premiums written increased by $31.4 million, or 3.7%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was driven primarily by new business and increased renewals across several major lines of business. In our property reinsurance lines of business, premiums increased by approximately $16.8 million, which included $3.9 million of increased premiums from our collateralized property catastrophe reinsurance program through Aeolus Re. We also experienced non-renewals of certain treaties, particularly in our casualty reinsurance line of business, either due to poor terms and conditions or the cedents not renewing their reinsurance.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
United States	$458.0	$424.2	$33.8	8.0%
Bermuda	225.9	245.4	(19.5)	(7.9)%
Asia	120.9	118.3	2.6	2.2%
Europe	83.8	69.3	14.5	20.9%
	$888.6	$857.2	$31.4	3.7%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
		($ in millions)
Property	$453.4	$436.6	$16.8	3.8%
Casualty	236.2	230.3	5.9	2.6%
Specialty	199.0	190.3	8.7	4.6%
	$888.6	$857.2	$31.4	3.7%

Net premiums written increased by $45.3 million, or 5.5%, primarily due to the increase in gross premiums written and not renewing the collateralized retrocessional catastrophe cover partially offset by ceded premiums written for the current year collateralized property catastrophe reinsurance protection.

Net premiums earned increased by $57.2 million, or 9.1%, as a result of the increase in net premiums written during 2013 and into 2014, as well as the reduction in ceded earned premium related to the non-renewal of the prior year collateralized retrocessional catastrophe cover partially offset by the current year collateralized property catastrophe reinsurance protection.

Net losses and loss expenses. Net losses and loss expenses increased by $53.0 million, or 16.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$407.1	59.3%	$397.6	63.3%	$9.5	(4.0)
Property catastrophe	28.0	4.1	—	—	28.0	4.1
Current period	435.1	63.4	397.6	63.3	37.5	0.1
Prior period	(64.7)	(9.4)	(80.2)	(12.8)	15.5	3.4
Net losses and loss expenses	$370.4	54.0%	$317.4	50.5%	$53.0	3.5

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to growth in the reinsurance operations partially offset by lower incurred large property losses during the nine months ended September 30, 2014 compared to the same period in 2013, as well as a reduction in IBNR loss reserves due to lower than expected property losses. The decrease in the current year non-catastrophe losses and loss expenses ratio was primarily due to the reduction in IBNR loss reserves and lower reported large non-catastrophe property losses during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The large non-catastrophe property losses during the nine months ended September 30, 2014 were 18.9 million and were primarily related to several storm events in the United States that occurred during the second quarter of 2014. This compares to $26.5 million in large reported non-catastrophe property losses for the nine months ended September 30, 2013.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2014, we incurred property catastrophe losses and loss expenses of $12.5 million related to PCS storm #45, $12.0 million related to Windstorm Ela and $3.5 million related to Hurricane Odile, whereas we did not incur any property catastrophe losses during the nine months ended September 30, 2013.

Prior year losses and loss expenses

Overall, our reinsurance segment recorded net favorable reserve development of $64.7 million during the nine months ended September 30, 2014 compared to net favorable reserve development of $80.2 million for the nine months ended September 30, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2014
	2004 and Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.4	$0.9	$(0.2)	$(0.1)	$(0.3)	$0.3	$1.6	$(5.2)	$(3.2)	$(44.4)	$(50.2)
Casualty	(0.6)	4.6	(2.8)	(3.7)	(5.3)	(1.8)	0.4	(2.0)	(0.3)	1.3	(10.2)
Specialty	(0.2)	(0.5)	(0.1)	(0.2)	(0.1)	0.2	(0.3)	(1.0)	5.7	(7.8)	(4.3)
	$(0.4)	$5.0	$(3.1)	$(4.0)	$(5.7)	$(1.3)	$1.7	$(8.2)	$2.2	$(50.9)	$(64.7)

For the nine months ended September 30, 2014, the net favorable reserve development in the property line of business for the 2013 loss year is due to lower than expected reported loss activity.

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

For the nine months ended September 30, 2013, the favorable loss reserve development for the 2011 and 2012 loss years for our reinsurance segment was largely due to lower than expected reported losses in our property line of business. The unfavorable loss reserve development in our casualty reinsurance line of business for the 2011 and 2012 loss years was primarily due to the frequency of claims being greater than anticipated.

Acquisition costs. Acquisition costs increased by $16.2 million, or 14.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was due to the increase in net premiums earned and increased ceding commission paid to cedents in certain lines of business. The acquisition cost ratio was 18.3% for the nine months ended September 30, 2014 compared to 17.3% for the nine months ended September 30, 2013. The increase in the acquisition cost ratio was due to higher ceding commission paid to cedents.

General and administrative expenses. General and administrative expenses remained constant for the nine months ended September 30, 2014 compared to the same period in 2013. The general and administrative expense ratios for the nine months ended September 30, 2014 and 2013 were 8.3% and 9.1%, respectively.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	U.S. Insurance		International Insurance		Reinsurance		Total
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
	($ in millions)
Case reserves	$605.5	$609.8	$503.8	$441.0	$476.7	$470.1	$1,586.0	$1,520.9
IBNR	1,642.7	1,509.2	1,702.5	1,710.4	1,121.1	1,026.0	4,466.3	4,245.6
Reserve for losses and loss expenses	2,248.2	2,119.0	2,206.3	2,151.4	1,597.8	1,496.1	6,052.3	5,766.5
Reinsurance recoverables	(587.7)	(558.7)	(754.0)	(669.6)	(7.3)	(6.2)	(1,349.0)	(1,234.5)
Net reserve for losses and loss expenses	$1,660.5	$1,560.3	$1,452.3	$1,481.8	$1,590.5	$1,489.9	$4,703.3	$4,532.0

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2014:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$2,248.2	$1,779.3	$2,530.8
International insurance	2,206.3	1,770.2	2,425.9
Reinsurance	1,597.8	1,306.3	1,776.5
Consolidated (1)	6,052.3	4,948.2	6,640.8

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
U.S. insurance	$1,660.5	$1,313.5	$1,909.6
International insurance	1,452.3	1,162.9	1,611.5
Reinsurance	1,590.5	1,301.2	1,768.7
Consolidated (1)	4,703.3	3,859.2	5,208.3
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in millions)
Ceded case reserves	$261.5	$225.8
Ceded IBNR reserves	1,087.5	1,008.7
Reinsurance recoverable	$1,349.0	$1,234.5

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of September 30, 2014 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Our total investments and cash and cash equivalents totaled $9.0 billion as of September 30, 2014, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of September 30, 2014, we held $831.3 million of unrestricted cash and cash equivalents and $358.5 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and "other invested assets" are available to meet our long-term liquidity needs.

As of September 30, 2014, we had $150 million available under our revolving loan facility.

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

Cash Flows

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
Cash flows provided by operating activities	$669.7	$338.2
Cash flows (used in) provided by investing activities	(154.1)	80.9
Cash flows used in financing activities	(213.6)	(141.8)
Effect of exchange rate changes on foreign currency cash	(2.6)	(6.2)
Net increase in cash and cash equivalents	299.4	271.1
Cash and cash equivalents, beginning of period	531.9	681.9
Cash and cash equivalents, end of period	$831.3	$953.0

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

The increase in cash flows from operations was primarily due to the net receipt of $232.0 million of our funds held balance from Aeolus Re, which is included in "funds held" on the unaudited condensed consolidated balance sheets, for the 2013 and prior underwriting years. The return of our funds held balance from Aeolus Re is a function of the performance of each underwriting year. The timing and the amounts received from Aeolus Re can vary significantly, and we could potentially not receive any amounts back.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The change in cash flows used in investing activities reflects the higher net purchases of securities during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the increase in operating cash flow.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our common shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities was due to the $46.0 million increase in share repurchases for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Dividends paid increased as we increased our quarterly dividend per share amount to $0.225 in 2014 from $0.125 in 2013.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2014 and December 31, 2013, 88.0% and 89.3%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	($ in millions)
Due in one year or less	$358.5	$838.8
Due after one year through five years	2,935.5	2,698.8
Due after five years through ten years	792.5	697.8
Due after ten years	101.0	67.0
Mortgage-backed	1,240.4	1,292.5
Asset-backed	700.4	505.9
Total	$6,128.3	$6,100.8

We have investments in "other invested assets", comprising interests in hedge funds, private equity funds, other private securities and high yield loan funds, the carrying value of which was $929.2 million as of September 30, 2014. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of September 30, 2014.

As of September 30, 2014, we had combined unused letters of credit capacity of $984.1 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the nine months ended September 30, 2014, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

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

As of September 30, 2014 and December 31, 2013, $3,082.6 million and $2,894.4 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of September 30, 2014 and December 31, 2013, a further $543.8 million and $1,053.6 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities. The decrease in the assets pledged as collateral for our credit facilities was primarily due to a reduction in funding to various cedents where we were overfunded and our establishment of a direct collateral arrangement for our Lloyd's operations and, as such, the pledged assets are included in the $3,082.6 million noted above, whereas previously they were included in the pledged assets for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of September 30, 2014 have not changed since December 31, 2013. See Item 1. “Business” in our 2013 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in millions)
Senior notes	$798.7	$798.5
Shareholders’ equity	3,673.6	3,519.8
Total capitalization	$4,472.3	$4,318.3
Debt to total capitalization	17.9%	18.5%

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

Share Repurchases

On May 1, 2014, our shareholders approved a new share repurchase program in order for us to repurchase up to $500.0 million of our common shares. This new share repurchase program supersedes the 2012 share repurchase program and no further repurchases will be made under the 2012 share repurchase program. Under the terms of this new share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of September 30, 2014 approximately $429.2 million remained under this share repurchase authorization. Effective in the third quarter of 2014, we temporarily suspended our share repurchase program so as to preserve capital for future obligations such as the purchase of the Hong Kong and Singapore operations of RSA and any catastrophic events that may occur during the remainder of the year. We continually monitor our capital levels and will restart the share repurchase program when we believe it is prudent to do so.

During the three month and nine months ended September 30, 2014, our share repurchases were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	($ in millions)
Common shares repurchased	654,851	4,616,543
Total cost of shares repurchased	$25.0	$164.5
Average price per share	$38.17	$35.64

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
As of September 30, 2014, we did not have any off-balance sheet arrangements.

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
In the table below changes in fair values as a result of changes in interest rates are determined by calculating hypothetical September 30, 2014 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$7,406.7	$7,276.9	$7,208.4	$7,138.5	$7,068.5	$6,999.3	$6,863.7
Fair value change from base	268.2	138.4	69.9	—	(70.0)	(139.2)	(274.8)
Change in unrealized appreciation/(depreciation)	3.8%	1.9%	1.0%	—%	(1.0)%	(1.9)%	(3.8)%
In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical September 30, 2014 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$5,371.3	$5,250.5	$5,190.1	$5,129.8	$5,069.4	$5,009.0	$4,888.2
Fair value change from base	241.5	120.7	60.3	—	(60.4)	(120.8)	(241.6)
Change in unrealized appreciation/(depreciation)	4.7%	2.4%	1.2%	—%	(1.2)%	(2.4)%	(4.7)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of September 30, 2014.

	Fair Value September 30, 2014	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$1,010.2	AAA	11.2%
U.S. government securities	998.5	AA+	11.0%
U.S. government agencies	185.6	AA+	2.1%
Non-U.S. government and government agencies	219.3	AA+	2.4%
State, municipalities and political subdivisions	260.7	AA-	2.9%
Mortgage-backed securities (“MBS”):
Agency MBS	593.2	AA+	6.6%
Non-agency MBS	126.0	B+	1.4%
Commercial MBS	521.2	BBB	5.8%
Total mortgage-backed securities	1,240.4		13.8%
Corporate securities:
Financials	1,194.9	A	13.3%
Industrials	1,202.9	BBB	13.3%
Utilities	125.5	BBB+	1.4%
Total corporate securities	2,523.3		28.0%
Asset-backed securities:
Credit cards	72.7	AAA	0.8%
Auto receivables	27.3	AAA	0.3%
Student Loans	164.1	AA+	1.8%
Collateralized loan obligations	372.2	AA	4.1%
Other	64.1	AAA	0.7%
Total asset-backed securities	700.4		7.8%
Other invested assets:
Private equity	303.1	N/A	3.4%
Hedge funds	471.5	N/A	5.2%
Other private securities	123.1	N/A	1.4%
High yield loan fund	31.5	N/A	0.3%
Total other invested assets	929.2		10.3%
Equities	945.1	N/A	10.5%
Total investment portfolio	$9,012.7		100.0%
As of September 30, 2014, we held $6.1 billion of fixed income securities. Of those assets, approximately 88.0% were rated investment grade (Baa3/BBB- or higher) with the remaining 12.0% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was A+ by Standard & Poor’s.
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
As of September 30, 2014, we held investments in "other invested assets" with a carrying value of $929.2 million. Included in other invested assets are private equity funds, hedge funds, other private securities and a high yield loan fund. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
As of September 30, 2014, our direct exposure to European credit across all of Europe was $774.3 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of September 30, 2014, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal, Spain or Ukraine.

	September 30, 2014
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Austria	$—	$—	$0.1	$0.1
Belgium	—	—	15.5	15.5
Denmark	—	—	2.3	2.3
Finland	—	—	1.5	1.5
France	—	—	225.1	225.1
Germany	29.9	—	17.2	47.1
Greece	—	—	0.5	0.5
Hungary	—	—	0.3	0.3
Ireland	—	—	2.0	2.0
Italy	—	—	4.4	4.4
Luxembourg	—	3.6	15.5	19.1
Netherlands	34.1	—	87.4	121.5
Norway	—	—	28.2	28.2
Portugal	—	—	0.6	0.6
Spain	—	—	18.5	18.5
Sweden	—	—	44.6	44.6
Switzerland	2.2	—	49.8	52.0
United Kingdom	26.0	4.1	161.0	191.1
Total exposure	$92.2	$7.7	$674.4	$774.3
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
As of September 30, 2014 and December 31, 2013, approximately 4.1% and 2.3%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the nine months ended September 30, 2014 and 2013, approximately 14% and 11%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2014, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

On August 22, 2014, Allied World Assurance Company, Ltd entered into (i) a Sale of Business Agreement with RSA, with respect to RSA’s Hong Kong insurance operations (the “Hong Kong Purchase Agreement”); and (ii) a Sale of Business Agreement with RSA with respect to RSA’s Singapore insurance operations (the “Singapore Purchase Agreement” and together with the Hong Kong Purchase Agreement, collectively, the “Purchase Agreements”). The Purchase Agreements provide that Allied World Assurance Company, Ltd will acquire the in-force insurance portfolios and related assets and liabilities of RSA’s Hong Kong and Singapore insurance operations. The following are a number of risks that we face in connection with the proposed acquisitions.

The occurrence of any event, change or other circumstances that could give rise to the termination of the Purchase Agreements could adversely affect our future business.

There are significant risks and uncertainties associated with the acquisitions. The occurrence of certain events, changes or any other circumstances could give rise to the termination of one or both of the Purchase Agreements and cause the acquisitions not to be completed. There is no assurance that we will receive the necessary regulatory approvals from the Office of the

Commissioner of Insurance in Hong Kong and the Monetary Authority of Singapore as well as the High Court of Singapore. If we fail to obtain such approvals or meet other conditions necessary to complete the acquisitions set forth in the Purchase Agreements, we would not be able to close the transactions. Failure to complete the acquisition(s) would prevent us from realizing its anticipated benefits to our business.

We must obtain regulatory approvals to complete the acquisitions, which, if delayed, not granted or granted with unacceptable conditions may jeopardize or delay the acquisitions, result in additional expense or reduce the anticipated benefits of the acquisitions.

We must obtain regulatory approvals from the Office of the Commissioner of Insurance in Hong Kong and the Monetary Authority of Singapore as well as the High Court of Singapore prior to the completion of the acquisitions. The regulatory authorities from which we seek approvals have broad discretion in administering relevant laws and regulations. As a condition to the approval of the acquisitions, regulatory authorities may impose requirements or limitations that could negatively affect the way we conduct our Hong Kong and/or Singapore business operations post-acquisition. If we agree to any material conditions or restrictions in order to obtain any approvals required to complete the acquisitions, these conditions or restrictions could adversely affect our ability to integrate each company’s businesses or reduce the anticipated benefits of the acquisitions.

Our business could be adversely impacted by uncertainty related to the proposed acquisitions, whether or not the acquisitions are completed.

Whether or not the acquisitions are completed, the announcement and pendency of the acquisitions could impact our business, which could have an adverse effect on our financial condition, results of operations and the success of the acquisitions, including:

•	that the proposed acquisitions disrupt our current business plans and operations;

•
our management's attention being directed toward the completion of the acquisitions and transaction-related considerations and being diverted away from our day-to-day business operations and the execution of our current business plans; and

•
we may incur significantly higher transaction costs than we currently anticipate, such as legal and accounting fees, and other costs, fees, expenses and charges related to the acquisitions, whether or not the acquisitions are completed.

The anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected.

The acquisitions involve the integration of RSA's Hong Kong and Singapore operations with and into our current Hong Kong and Singapore branch operations, which have previously operated independently. We will devote significant management attention and resources integrating the Hong Kong and Singapore businesses. Delays in this process could adversely affect our business, results of operations, financial condition and share price after the completion of the acquisitions. Achieving the anticipated benefits of the acquisitions is subject to a number of uncertainties, including whether RSA's Hong Kong and Singapore businesses and our business are integrated in an efficient and effective manner, and general competitive factors in the marketplace. We may experience unanticipated difficulties or expenses in connection with integrating these businesses, including:

•	retaining existing employees, clients, brokers, agents and third-party service providers of RSA's Hong Kong and Singapore operations;

•	retaining and integrating management and other key employees of RSA's Hong Kong and Singapore operations;

•	unanticipated issues in integrating information, communications, marketing, administrative and other systems; and

•	potential charges to earnings resulting from the application of purchase accounting to the transaction.

Even if the business operations are integrated successfully, there can be no assurance that we will realize the full benefits of synergies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2014	654,851	$38.17	654,851	$429.2	million
August 1 - 31, 2014	—	—	—	429.2	million
September 1 - 30, 2014	—	—	—	429.2	million
Total	654,851	$38.17	654,851	$429.2	million	(1)
________________________

(1)
At the 2014 Annual Shareholder Meeting on May 1, 2014, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. Please see Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” for more information about our share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)	Sale of Business Agreement by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Hong Kong operations, dated as of August 22, 2014.

2.2(2)	Sale of Business Agreement by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Singapore operations, dated as of August 22, 2014.

3.1(3)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(2)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(3)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 29, 2014.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: October 22, 2014

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: October 22, 2014

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: October 22, 2014

	By:	/s/ Kent W. Ziegler
	Name:	Kent W. Ziegler
	Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Sale of Business Agreement by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Hong Kong operations, dated as of August 22, 2014.

2.2(2)	Sale of Business Agreement by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Singapore operations, dated as of August 22, 2014.

3.1(3)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

_______________________

(1)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(2)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(3)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 29, 2014.

*
These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.