Form 10-K
period 2014-12-31
Allied World Assurance Co Holdings, AG
filed 2015-02-17
CIK 1163348

_________________________________________________________________________
_________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Gubelstrasse 24, Park Tower, 15th Floor 6300 Zug, Switzerland
(Address of Principal Executive Offices and Zip Code)
41-41-768-1080
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value CHF 4.10 per share	New York Stock Exchange, Inc.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐        No  ☑
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.6 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.
As of February 9, 2015, 96,004,829 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on April 30, 2015 is incorporated in Part III of this Form 10-K.

PART I
References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the terms “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to our “insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-K to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-K to Holdings’ “common shares” means its registered voting shares. For your convenience, we have included a glossary beginning on page 35 of selected insurance and reinsurance terms.

Item 1.	Business

Overview

We are a Swiss-based holding company headquartered in Zug, Switzerland, whose subsidiaries provide innovative property, casualty and specialty insurance and reinsurance solutions to clients worldwide. We were formed in Bermuda in 2001 and have continued to maintain significant insurance and reinsurance operations there following our redomestication to Switzerland in 2010. In 2014, we received approval from Lloyd’s, the Prudential Regulation Authority and the Financial Conduct Authority to establish our own Lloyd’s managing agent, Allied World Managing Agency Limited, to manage Allied World’s Lloyd's Syndicate 2232. In August 2014, we also announced that Allied World Assurance Company, Ltd reached definitive agreements to acquire the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc (“RSA”) for approximately $201.8 million. The transaction is expected to close early in the second quarter of 2015.

As of December 31, 2014, we had $12.4 billion of total assets and $3.8 billion of shareholders’ equity. For the year ended December 31, 2014, our North American Insurance segment accounted for 58.4%, our Global Markets Insurance segment accounted for 9.6% and our Reinsurance segment accounted for 32.0% of our total gross premiums written of $2,935.4 million. As of December 31, 2014, we had a total of 1,040 full-time employees. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

Available Information

We maintain a website at www.awac.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available, free of charge through our website, our Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating & Corporate Governance Committee Charter, Enterprise Risk Committee Charter, Corporate Governance Guidelines, Code of Ethics for CEO and Senior Financial Officers and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Allied World Assurance Company Holdings, AG, Gubelstrasse 24, Park Tower 15th Floor, 6300, Zug, Switzerland, attention: Wayne H. Datz, Corporate Secretary, or via e-mail to secretary@awac.com. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Strategy

Our business objective is to generate attractive returns on equity and book value per share growth for our shareholders. We seek to achieve this objective by executing the following strategies:

•
Capitalize on profitable underwriting opportunities.  Our management and underwriting teams are positioned to identify business with attractive risk/reward characteristics. We pursue a strategy that emphasizes profitability, not market share. Key elements of this strategy are prudent risk selection, appropriate pricing and adjusting our business mix to remain flexible and opportunistic. We seek ways to take advantage of underwriting opportunities that we believe will be profitable.

•
Exercise underwriting and risk management discipline.  We believe that we exercise underwriting and risk management discipline by: (i) maintaining a diverse spread of risk across product lines and geographic zones, (ii) managing our aggregate property catastrophe exposure through the application of sophisticated modeling tools, (iii) monitoring our exposures on non-property catastrophe coverages, (iv) adhering to underwriting guidelines across our business lines and (v) fostering a culture that focuses on enterprise risk management and strong internal controls.

•
Employ a diversified investment strategy.  We believe that we follow a diversified investment strategy designed to emphasize the preservation of capital, provide adequate liquidity for the prompt payment of claims and generate returns for our shareholders. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

Our premium revenues are generated by operations conducted from our corporate headquarters in Switzerland and our other offices worldwide. For information concerning our gross premiums written by geographic location of underwriting office, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of Years Ended December 31, 2014 and 2013” and “— Comparison of Years Ended December 31, 2013 and 2012.”

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

Our Operating Segments

During the fourth quarter of 2014, our Chief Executive Officer reorganized how the company manages its business, and as a result, we realigned our executive management team and changed our reportable segments to correspond to the reorganization. Our Bermuda direct insurance operations, which had previously been included in the international insurance segment, were combined with the U.S. insurance segment, with the new segment renamed the "North American Insurance segment". The remaining direct insurance operations of the international insurance segment were renamed the "Global Markets Insurance segment". The Reinsurance segment remained unchanged. The change in reportable segment structure had no impact on our historical consolidated financial position, results of operations or cash flows previously reported.

These segments and their respective lines of business and products may, at times, be subject to different underwriting cycles. We modify our product strategy as market conditions change and new opportunities emerge by developing new products, targeting new industry classes or de-emphasizing existing lines. Our diverse underwriting skills and flexibility allow us to concentrate on the business lines where we expect to generate the greatest returns. Each of our segments utilizes significant gross limit capacity.

Distribution

As a commercial insurer, we primarily offer products through independent insurance intermediaries, including retail brokerage firms and excess and surplus lines wholesalers. We typically pay a commission to agents and brokers for business that we accept from them. Within our North American Insurance segment, Marsh & McLennan Companies, Inc. (“Marsh”) and Aon plc ("Aon") accounted for 16.6% and 12.3%, respectively, of gross premiums written in the North American Insurance segment during 2014. Our Global Markets Insurance segment maintains significant relationships with Marsh, Aon and Willis Group Holdings (“Willis”), which accounted for 18.9%, 17.5% and 12.8%, respectively, of our gross premiums written in this segment during 2014.

Due to a number of factors, including transactional size and complexity, the distribution infrastructure of the reinsurance marketplace is characterized by relatively few intermediary firms. As a result, we have close business relationships with a small number of reinsurance intermediaries, and our business during 2014 was primarily with affiliates of Marsh, Aon and Willis accounting for 42.4%, 24.2% and 12.9%, respectively, of total gross premiums written in this segment during 2014.

In our opinion, no material part of our business is dependent upon a single insured or a single group of insureds, however, due to the substantial percentage of premiums produced in our Global Markets Insurance and Reinsurance segments by the top three intermediaries, the loss of business from any one of them could have a material adverse effect on our business. Likewise, the loss of business from Marsh and Aon could have a material adverse effect on our North American insurance business.

Certain of our products within our North American Insurance segment and Global Markets Insurance segment are also underwritten and distributed through third-party program administrators. To help align interests, we seek to establish incentive-based compensation as a component of the fees paid to program administrators, which encourages better long-term underwriting results. We contract with third-party agencies to underwrite a variety of programs. We generally retain responsibility for administration of program claims, although we have opted to outsource the claims-handling in selected programs. Before delegating underwriting authority, we consider the integrity, experience and reputation of each program administrator, as well as the availability of reinsurance and the potential profitability of the business. Once a program is established, we conduct regular ongoing reviews and audits of the administrator. We do not believe that the loss of any one program or relationship with any one program administrator would have a material adverse effect on our business, and no single program accounts for as much as 10% of our total revenues.

Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements included in this report.

The gross premiums written in each segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in millions)
North American Insurance	$1,716.3	58.4%	$1,572.4	57.4%	$1,376.0	59.1%
Global Markets Insurance	280.5	9.6%	232.6	8.5%	193.0	8.3%
Reinsurance	938.6	32.0%	933.8	34.1%	760.3	32.6%
Total	$2,935.4	100.0%	$2,738.8	100.0%	$2,329.3	100.0%

North American Insurance Segment

General

The North American Insurance segment is comprised of our direct insurance operations in the United States, Bermuda and Canada. Within this segment we provide an increasingly diverse range of specialty liability products, with a particular emphasis on coverages for healthcare and professional liability risks. Additionally, we offer a selection of direct general casualty insurance and general property insurance products. Our Bermuda operations underwrite primarily larger, Fortune 1000 casualty and property risks for accounts domiciled in North America, while our operations in the U.S. and Canada generally write small- and middle-market, non-Fortune 1000 accounts domiciled in North America, including public entities, private companies and non-profit organizations. Our underwriters are spread among our locations in the United States, Bermuda and Canada, because we believe it is important to be physically present in the major insurance markets where we compete for business. We believe that over the years we have become a significant writer of primary professional liability and other specialty liability coverage, and we intend to continue to seek attractive opportunities in the North American market.

The table below illustrates the breakdown of the company’s North American direct insurance gross premiums written by line of business for the year ended December 31, 2014.

	Year Ended December 31, 2014
	Amount	% of Total
	($ in millions)
General casualty	$549.4	32.0%
Professional liability	412.6	24.0%
General property	223.6	13.0%
Healthcare	203.7	11.9%
Programs	159.5	9.3%
Inland marine	67.5	3.9%
Environmental	57.6	3.4%
Other(1)	42.4	2.5%
	$1,716.3	100.0%

(1)	Includes our primary construction and surety lines of business.

Products and Customer Base

Our casualty operations focus on insuring specialty liability risks, such as professional liability, environmental liability, product liability, healthcare liability, and commercial general liability risks. We regularly assess our product mix, and we evaluate new products and markets where we believe our underwriting and service will allow us to differentiate our offerings. We offer professional liability products including policies covering directors and officers, employment practices and fiduciary liability insurance. We also offer errors and omissions liability policies designed for a variety of service providers, including law firms, technology companies, insurance companies, insurance agents and brokers, and municipalities. In addition, we provide both primary and excess liability and other casualty coverages to the healthcare industry, including hospitals and hospital systems, managed care organizations, accountable care organizations and other medical service providers.

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

Our property insurance operations focus on direct coverage of physical property and business interruption coverage for commercial property risks as well as inland marine business. We write solely commercial coverages and concentrate on primary risk layers of insurance (as opposed to excess layers). This means that we are typically part of the first group of insurers that cover a loss up to a specified limit. We offer general property products from our underwriting platforms in North America and cover risks for retail chains, real estate, manufacturers, hotels and casinos, and municipalities.

For more information concerning our gross premiums written by line of business in our North American Insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Underwriting Results by Operating Segments — North American Insurance Segment — Comparison of Years Ended December 31, 2014 and 2013” and “— Comparison of Years Ended December 31, 2013 and 2012.”

Global Markets Insurance Segment

General

The Global Markets Insurance segment includes all of our direct insurance operations outside of North America. We operate primarily in Europe and Asia and have an office in Miami that underwrites Latin American risks. While our European offices have historically focused on mid-sized to large European and multi-national companies domiciled outside of North America, we continue to expand our product offerings for small- and middle-market accounts and for specialist classes of business with global exposures. We underwrite a variety of professional liability, general casualty and healthcare liability products from our offices in Asia. In addition, Syndicate 2232 writes international property, general casualty and professional liability, marine, aviation and on-shore construction targeted either at key territories or where our customers have requested a Lloyd’s policy. Our staff in the Global Markets Insurance segment is spread among London, Ireland, Hong Kong, Singapore and Miami because we believe it is important that our underwriters be physically present in the major insurance markets around the world where we compete for business.

The table below illustrates the breakdown of the company’s global markets insurance gross premiums written by line of business for the year ended December 31, 2014.

	Year Ended December 31, 2014
	Amount	% of Total
	($ in millions)
Professional liability	$102.7	36.6%
General property	39.4	14.0%
General casualty	36.0	12.8%
Aviation	35.8	12.8%
Trade credit	32.0	11.4%
Healthcare	22.1	7.9%
Other(1)	12.5	4.5%
	$280.5	100.0%
(1) Includes our marine cargo and onshore construction lines of business.

Products and Customer Base

Within our Global Markets Insurance segment, we provide general casualty products, including product liability, employers’ liability, environmental liability, professional liability, errors & omissions and healthcare liability products. Our general casualty lines of business serves a wide variety of industries and is increasingly focused on small- and middle-market accounts. With respect to professional liability and errors & omissions, we offer a diverse mix of coverages for commercial entities such as law firms, technology companies, financial institutions, insurance companies and brokers, and engineering and construction firms. Our healthcare underwriters provide products to a variety of healthcare providers, such as hospitals, clinics, miscellaneous medical facilities, physicians and physician groups.

Our property products include physical damage and business interruption coverage for commercial risks as well as specialized products that cover specific building projects during the course of construction. We offer aviation products that encompass airline, aerospace and general aviation classes of business. Our marine products cover all types of goods in transit. We offer short- and medium-term trade credit insurance for clients that export primarily to emerging markets.

For more information on our gross premiums written by line of business in our Global Markets Insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Underwriting Results by Operating Segments — Global Markets Insurance Segment — Comparison of Years Ended December 31, 2014 and 2013” and “— Comparison of Years Ended December 31, 2013 and 2012.”

Reinsurance Segment

General

Our Reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by other insurance companies. In order to diversify our portfolio and complement our direct insurance business, we write reinsurance on both a treaty and a facultative basis targeting several niche markets including professional liability lines, specialty casualty, property for U.S. regional insurers, accident and health, marine, aerospace and crop risks. Overall, we strive to diversify our reinsurance portfolio through the appropriate combination of business lines, ceding source, geography and mix of product between quota share and excess-of-loss treaties. Our primary customer focus is on highly-rated carriers with proven underwriting skills and dependable operating models.

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

The table below illustrates the breakdown of the company’s reinsurance gross premiums written by line of business for the year ended December 31, 2014.

	Year Ended December 31, 2014
	Amount	% of Total
	($ in millions)
Property	$470.8	50.2%
Casualty	261.1	27.8%
Specialty	206.7	22.0%
	$938.6	100.0%

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

Our property reinsurance treaties protect insurers who write residential, commercial and industrial accounts globally. We also write Euro-centric business and Continental European companies, and are expanding our capabilities in Asia and Latin America, including through the use of our Syndicate 2232. Our property reinsurance treaties are structured as either quota share or excess-of-loss.

Our casualty reinsurance business consists of general casualty and professional liability lines. We write mostly treaty business for global accounts, focused primarily in the United States. Our general casualty treaties cover working layer, intermediate layer and catastrophe exposures. We sell both quota share and excess-of-loss reinsurance. We principally underwrite general liability, auto liability and commercial excess and umbrella liability for both admitted and non-admitted companies. Our general casualty facultative business is principally comprised of lower-attachment, individual-risk reinsurance covering automobile liability, general liability and workers compensation risks for many of the largest U.S. property-casualty and surplus lines insurers. Our professional liability treaties cover several products, primarily directors’ and officers’ liability, but also attorneys’ malpractice, medical malpractice, miscellaneous professional classes and transactional risk liability. The complex exposures undertaken by this unit demand highly technical underwriting and pricing analysis.

For our specialty reinsurance business, we underwrite on a global basis crop, marine and aviation, and other specialty lines of business, including accident and health business with an emphasis on catastrophe personal accident programs and workers compensation catastrophe business.

For more information on our gross premiums written by line of business in our Reinsurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Underwriting Results by Operating Segments — Reinsurance Segment — Comparison of Years Ended December 31, 2014 and 2013” and “— Comparison of Years Ended December 31, 2013 and 2012.”

Enterprise Risk Management

While the assumption of risk is inherent in our business, we believe that we have developed a strong risk management culture that is fostered and maintained by our senior management. Our enterprise risk management (“ERM”) consists of numerous processes and controls that have been designed by our senior management, with oversight by our Board of Directors, including through its Enterprise Risk Committee, and implemented by employees across our organization. One key element of our ERM is our economic capital model. Utilizing this modeling framework, we review the relative interaction between risks impacting us from underwriting through investment risks. Our ERM supports our firm-wide decision making process by aiming to provide reliable and timely risk information. Our primary ERM objectives are to ensure the sustainability of the enterprise, and maximize our risk-adjusted returns on capital.

We have identified the following as the main categories of risk within our business:

Insurance Risk: Risk of fluctuations in benefits payable to policyholders and cedents including premium or underwriting risk, catastrophe risk and reserve risk.

Investment risk:  Risk arising from fluctuations in values of, or income from, invested assets, including fluctuations due to movements in interest rates, foreign exchange rates, credit spreads, credit defaults and/or equity volatility.

Reinsurance credit risk:  The ceding of policies we write to other reinsurers is a principal risk management activity, and it requires careful monitoring of the concentration of our reinsured exposures and the creditworthiness of the reinsurers to which we cede business.

Operational risk:  Encompasses a wide range of risks related to our operations, including: corporate governance, claims settlement processes, regulatory compliance, employment practices and information technology ("IT") exposures (including disaster recovery, cyber-security and business continuity planning).

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

Our management’s internal ERM efforts are overseen by our Board of Directors, primarily through its Enterprise Risk Committee. This committee, comprised of independent directors, is charged with reviewing and recommending to the Board of Directors our overall firm-wide risk appetite as well as overseeing management’s compliance therewith. Our Enterprise Risk Committee reviews our risk management methodologies, standards, tolerances and risk strategies, and oversees management’s processes for monitoring and aggregating risks across our organization. Our Audit Committee, Investment Committee and Compensation Committee also oversee aspects of our financial, investment and compensation risks, respectively. Internal controls and ERM can provide a reasonable but not absolute assurance that our control objectives will be met. The possibility of material financial loss remains in spite of our ERM efforts.

Financial Strength Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Moody’s, Standard & Poor’s and Fitch Ratings have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the rating agency’s opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation) and include 15 separate ratings categories. Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest-rated) and includes 21 separate ratings categories. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 22 separate ratings categories. Fitch Ratings maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “C” (Distressed) and includes 19 separate ratings categories. Our principal operating subsidiaries and their respective ratings from each rating agency are provided in the table below. These ratings are subject to periodic review, and may be revised upward, downward or revoked, at the sole discretion of the rating agencies.

Subsidiary	Rated “A” (Excellent) from A.M. Best(1)	Rated “A2” (Good) from Moody’s(2)	Rated “A” (Strong) from Standard & Poor’s(3)	Rated “A+” (Strong) from Fitch Ratings(4)
Allied World Assurance Company, Ltd	X	X	X	X
Allied World Assurance Company (U.S.) Inc.	X	X	X	X
Allied World National Assurance Company	X	X	X	X
Allied World Insurance Company	X	X	X	X
Allied World Specialty Insurance Company	X	—	—	—
Allied World Surplus Lines Insurance Company	X	—	—	—
Allied World Assurance Company, AG	—	—	X(5)	—
Allied World Assurance Company (Europe) Limited	X	—	X	—

(1)	Third highest of 15 available ratings from A.M. Best.

(2)	Sixth highest of 21 available ratings from Moody’s.

(3)	Sixth highest of 22 available ratings from Standard & Poor’s.

(4)	Fifth highest of 19 available ratings from Fitch Ratings.

(5)
This credit rating reflects the benefit of the unconditional guarantee provided by Allied World Assurance Company, Ltd, whereby it guarantees all of the obligations under the insurance policies and reinsurance contracts of Allied World Assurance Company, AG where such obligations have become due and payable in accordance with their terms.

In addition to the above-named subsidiaries, we underwrite through our Lloyd’s Syndicate 2232. All Lloyd’s syndicates benefit from Lloyd’s central resources, including Lloyd’s brand, its network of global licenses and the central fund. As all of Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. A.M. Best has assigned Lloyd’s a financial strength rating of “A” (Excellent), Standard & Poor’s has assigned Lloyd’s a financial strength rating of “A+” (Strong) and Fitch Ratings have assigned Lloyd's a financial strength rating of "AA-" (Very Strong).

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

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Gross Losses

	Year Ended December 31,
	2004	2005	2006	2007	2008(1)	2009	2010	2011	2012	2013	2014
	($ in millions)
As Originally Estimated:	$2,084.3	$3,543.8	$3,900.5	$4,307.6	$4,576.8	$4,761.8	$4,879.2	$5,225.1	$5,645.5	$5,766.5	$5,881.2
Liability Re-estimated as of:
One Year Later	1,961.2	3,403.3	3,622.7	3,484.9	4,290.3	4,329.3	4,557.8	4,991.2	5,375.6	5,491.1
Two Years Later	1,873.6	3,249.3	3,247.9	3,149.3	3,877.8	3,975.2	4,246.5	4,707.7	5,138.5
Three Years Later	1,733.7	2,894.5	2,911.3	2,791.1	3,576.8	3,670.3	3,953.8	4,449.1
Four Years Later	1,513.7	2,558.6	2,605.8	2,533.6	3,295.7	3,446.4	3,719.4
Five Years Later	1,306.2	2,315.9	2,432.6	2,300.1	3,101.7	3,285.2
Six Years Later	1,235.6	2,190.5	2,314.2	2,184.3	3,037.9
Seven Years Later	1,207.7	2,168.5	2,263.0	2,115.2
Eight Years Later	1,199.7	2,151.4	2,237.5
Nine Years Later	1,197.1	2,155.1
Ten Years Later	1,192.6
Cumulative (Redundancy)	(891.7)	(1,388.7)	(1,663.0)	(2,192.4)	(1,538.9)	(1,476.6)	(1,159.8)	(776.0)	(507.0)	(275.4)
Cumulative Claims Paid as of:
One Year Later	374.6	718.3	560.2	583.4	574.8	634.5	656.6	852.1	1,112.6	1,165.6
Two Years Later	574.4	1,154.9	1,002.5	943.9	1,089.5	1,036.2	1,242.1	1,577.0	1,961.8
Three Years Later	726.0	1,521.6	1,252.9	1,311.4	1,391.3	1,408.0	1,671.5	2,185.2
Four Years Later	842.9	1,662.8	1,531.9	1,469.3	1,680.7	1,737.2	2,097.7
Five Years Later	910.4	1,829.0	1,622.5	1,634.5	1,904.4	2,071.9
Six Years Later	972.0	1,864.9	1,705.9	1,789.1	2,136.2
Seven Years Later	994.8	1,916.9	1,810.5	1,910.2
Eight Years Later	1,031.9	1,995.1	1,920.2
Nine Years Later	1,071.9	2,033.3
Ten Years Later	1,112.2

(1)
Reserve for losses and loss expenses includes the reserves for losses and loss expenses of Allied World Insurance Company, which we acquired in February 2008, and AW Underwriters Inc., which we acquired in October 2008.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Gross Losses

	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Liability Re-estimated as of:
One Year Later	94%	96%	93%	81%	94%	91%	93%	96%	95%	95%
Two Years Later	90%	92%	83%	73%	85%	83%	87%	90%	91%
Three Years Later	83%	82%	75%	65%	78%	77%	81%	85%
Four Years Later	73%	72%	67%	59%	72%	72%	76%
Five Years Later	63%	65%	62%	53%	68%	69%
Six Years Later	59%	62%	59%	51%	66%
Seven Years Later	58%	61%	58%	49%
Eight Years Later	58%	61%	57%
Nine Years Later	57%	61%
Ten Years Later	57%
Cumulative (Redundancy)	(43)%	(39)%	(43)%	(51)%	(34)%	(31)%	(24)%	(15)%	(9)%	(5)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	18%	20%	14%	14%	13%	13%	13%	16%	20%	20%
Two Years Later	28%	33%	26%	22%	24%	22%	25%	30%	35%
Three Years Later	35%	43%	32%	30%	30%	30%	34%	42%
Four Years Later	40%	47%	39%	34%	37%	36%	43%
Five Years Later	44%	52%	42%	38%	42%	44%
Six Years Later	47%	53%	44%	42%	47%
Seven Years Later	48%	54%	46%	44%
Eight Years Later	50%	56%	49%
Nine Years Later	51%	57%
Ten Years Later	53%

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Losses Net of Reinsurance

	Year Ended December 31,
	2004	2005	2006	2007	2008(1)	2009	2010	2011	2012	2013	2014
	($ in millions)
As Originally Estimated:	$1,809.6	$2,826.9	$3,211.4	$3,624.9	$3,688.5	$3,841.8	$3,951.6	$4,222.2	$4,504.4	$4,532.0	$4,540.9
Liability Re-estimated as of:
One Year Later	1,760.5	2,662.7	2,978.3	3,312.2	3,440.5	3,528.4	3,698.1	4,051.9	4,324.1	4,319.4
Two Years Later	1,655.7	2,551.9	2,699.6	3,032.1	3,128.3	3,256.0	3,474.3	3,855.7	4,157.0
Three Years Later	1,551.1	2,281.0	2,417.0	2,742.5	2,882.6	3,020.0	3,271.5	3,670.5
Four Years Later	1,354.0	1,986.8	2,152.2	2,518.5	2,655.7	2,854.8	3,092.9
Five Years Later	1,162.3	1,776.5	1,997.0	2,326.5	2,516.9	2,720.3
Six Years Later	1,098.7	1,663.6	1,896.0	2,240.0	2,451.8
Seven Years Later	1,075.3	1,644.2	1,857.4	2,185.0
Eight Years Later	1,067.1	1,630.6	1,841.5
Nine Years Later	1,067.2	1,639.9
Ten Years Later	1,064.5
Cumulative (Redundancy)	(745.1)	(1,187.0)	(1,369.9)	(1,439.9)	(1,236.7)	(1,121.5)	(858.7)	(551.7)	(347.4)	(212.6)
Cumulative Claims Paid as of:
One Year Later	306.9	461.3	377.3	415.2	415.9	498.1	542.6	743.8	974.0	1,001.5
Two Years Later	482.0	759.3	699.0	681.3	811.7	843.7	1,050.8	1,365.8	1,688.5
Three Years Later	624.9	990.5	884.1	964.8	1,069.3	1,171.5	1,430.2	1,879.5
Four Years Later	733.3	1,090.7	1,094.0	1,100.0	1,318.8	1,458.2	1,787.3
Five Years Later	783.1	1,220.0	1,167.6	1,244.9	1,515.5	1,735.1
Six Years Later	833.9	1,248.3	1,241.5	1,379.9	1,712.4
Seven Years Later	851.3	1,293.1	1,335.9	1,496.3
Eight Years Later	883.2	1,362.9	1,441.8
Nine Years Later	917.7	1,398.0
Ten Years Later	946.6

(1)
Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of Allied World Insurance Company, which we acquired in February 2008, and AW Underwriters Inc., which we acquired in October 2008.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Losses Net of Reinsurance

	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Liability Re-estimated as of:
One Year Later	97%	94%	93%	91%	93%	92%	94%	96%	96%	95%
Two Years Later	91%	90%	84%	84%	85%	85%	88%	91%	92%
Three Years Later	86%	81%	75%	76%	78%	79%	83%	87%
Four Years Later	75%	70%	67%	69%	72%	74%	78%
Five Years Later	64%	63%	62%	64%	68%	71%
Six Years Later	61%	59%	59%	62%	66%
Seven Years Later	59%	58%	58%	60%
Eight Years Later	59%	58%	57%
Nine Years Later	59%	58%
Ten Years Later	59%
Cumulative (Redundancy)	(41)%	(42)%	(43)%	(40)%	(34)%	(29)%	(22)%	(13)%	(8)%	(5)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	17%	16%	12%	11%	11%	13%	14%	18%	22%	22%
Two Years Later	27%	27%	22%	19%	22%	22%	27%	32%	37%
Three Years Later	35%	35%	28%	27%	29%	30%	36%	45%
Four Years Later	41%	39%	34%	30%	36%	38%	45%
Five Years Later	43%	43%	36%	34%	41%	45%
Six Years Later	46%	44%	39%	38%	46%
Seven Years Later	47%	46%	42%	41%
Eight Years Later	49%	48%	45%
Nine Years Later	51%	49%
Ten Years Later	52%

Losses Net of Reinsurance
The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2014, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,532.0	$4,504.4	$4,222.2
Incurred related to:
Current year non-catastrophe	1,346.8	1,290.0	1,130.0
Current year property catastrophe	65.0	13.5	179.6
Prior year	(212.6)	(180.3)	(170.3)
Total incurred	1,199.2	1,123.2	1,139.3
Paid related to:
Current year non-catastrophe	153.1	115.6	99.1
Current year property catastrophe	18.7	—	18.1
Prior year	1,001.5	974.0	743.8
Total paid	1,173.3	1,089.6	861.0
Foreign exchange revaluation	(17.0)	(6.0)	3.9
Net reserve for losses and loss expenses, December 31	4,540.9	4,532.0	4,504.4
Losses and loss expenses recoverable	1,340.3	1,234.5	1,141.1
Reserve for losses and loss expenses, December 31	$5,881.2	$5,766.5	$5,645.5

Investments

As of December 31, 2014, we had total investments and cash and cash equivalents of $8.5 billion, including restricted cash, fixed-maturity securities, equity securities, hedge fund, private equity investments and other securities. The average credit quality of our investments is rated AA- by Standard & Poor’s and Aa3 by Moody’s. Our current Investment Policy Statement requires that short-term instruments must be rated a minimum of A-1, F-1 or P-1 by Standard & Poor’s, Moody’s or Fitch. The target duration range is 1.00 to 4.25 years. The portfolio has a total return rather than income orientation. The average duration of our investment portfolio was 2.0 years as of December 31, 2014.

We believe that we follow a diversified investment strategy designed to emphasize the preservation of our invested assets, and provide adequate liquidity for the prompt payment of claims as well as attractive returns for our shareholders. The Investment Committee of our Board of Directors approves an Investment Policy Statement that contains investment guidelines and supervises our investment strategy, investment activity and investment risk. The Investment Committee regularly monitors our overall investment results and compliance with investment objectives and guidelines set forth in the Investment Policy Statement, and ultimately reports our overall investment results to the Board of Directors.

To help ensure adequate liquidity for the payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. The majority of our assets are invested in the fixed income markets. Our Investment Policy Statement contains restrictions on the maximum amount of our investment portfolio that may be invested in alternative investments (such as hedge funds and private equity vehicles) as well as a minimum amount that must be maintained in investment grade fixed income securities and cash. Our Investment Policy Statement also includes restrictions on the portfolio’s composition, including limits on the type of issuer, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types.

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

We have also developed investment guidelines that include restrictions on the permissible security types the investment managers may include in the portfolios that they manage. We may direct our investment managers to invest some of the investment portfolio in currencies other than the U.S. dollar based on the business we have written, the currency in which our loss reserves are denominated on our books or regulatory requirements.

For more information on the securities in our investment portfolio, including breakdowns of asset classes, credit quality and duration, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Critical Accounting Policies — Fair Value of Financial Instruments;” Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Notes 3, 4 and 5 of the notes to the consolidated financial statements in this Form 10-K.

Our Principal Operating Subsidiaries

Allied World Assurance Company, Ltd is a registered Class 4 Bermuda insurance and reinsurance company that writes business from its offices in Bermuda, from branch offices in Asia and under a license in Labuan; Allied World Assurance Company (Europe) Limited, is incorporated in Ireland and writes business primarily originating from Dublin, Ireland, the United Kingdom and Continental Europe; Allied World Assurance Company, AG, is incorporated in Switzerland and writes insurance and reinsurance from our office in Zug, Switzerland and is also approved to operate a branch from our office in Bermuda; and Allied World Managing Agency Limited, which is incorporated in the United Kingdom and is the managing agent of our Lloyd’s Syndicate 2232. In addition, we write direct insurance in the United States through Allied World Insurance Company, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Specialty Insurance Company and Allied World Surplus Lines Insurance Company, which are authorized or eligible to write insurance on both a surplus lines and admitted basis throughout the United States. We write reinsurance business in the United States through Allied World Reinsurance Management Company, which is licensed to write as a managing general underwriter for our U.S. reinsurance business.

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

Group Supervision

The Bermuda Monetary Authority (“BMA”) acts as the group supervisor for Allied World Assurance Company, Ltd, our lead insurance and reinsurance subsidiary which has been named the “designated insurer” for group supervisory purposes. In accordance with the Group Supervisory and Insurance Group Solvency Rules effective in January 2012, Allied World Assurance Company, Ltd is required to prepare and submit to the BMA annual group U.S. GAAP financial statements, annual group statutory financial statements, annual group statutory financial and capital returns, and unaudited quarterly returns.

Bermuda

Allied World Assurance Company, Ltd is subject to the Bermuda Insurance Act 1978 (the “Insurance Act”). The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements on Bermuda insurers and reinsurers, and it empowers the BMA to supervise and investigate the affairs of these companies. There are a number of remedial actions the BMA can take to protect the public interest if it determines that a Bermuda insurer or reinsurer may become insolvent or that a breach of the Insurance Act or of a registration condition has or is about to occur.

In addition to maintaining a principal office in Bermuda and appointing specified officers, the following are some significant aspects of the Bermuda regulatory framework with which Allied World Assurance Company, Ltd must comply:

Solvency and Capital Standards.    It must maintain a minimum solvency margin and hold available statutory capital and surplus equal to or exceeding its enhanced capital requirement and target capital level as determined by the BMA under the Bermuda Solvency Capital Requirement model (the “BSCR model”). The BSCR model is a risk-based capital model that establishes an enhanced capital requirement and total capital level by taking into account risk characteristics specific to an insurer’s business. Allied World Assurance Company, Ltd is required to maintain a minimum solvency margin that is equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written, (3) 15% of net losses and loss expense reserves and (4) 25% of its enhanced group capital requirement.

Eligible Capital and Liquidity.  It must disclose the makeup of its capital under a “three-tiered capital system,” under which capital instruments are classified as either basic or ancillary capital, and then classified into one of three tiers based on “loss absorbency” characteristics. The maximum of tier 1, 2 and 3 capital that may be used to support a company’s minimum solvency margin, enhanced capital requirement and target capital level are determined in accordance with BMA rules. In addition, minimum liquidity must be maintained at a ratio at least equal to the value of relevant assets at not less than 75% of the amount of relevant liabilities.

Dividends.  It is prohibited from declaring or paying a dividend during any financial year if it is, or would be after such dividend, in breach of its minimum solvency margin, minimum liquidity ratio or enhanced capital requirements. It must also receive BMA approval prior to declaring or paying within any financial year dividends of more than 25% of its total statutory capital and surplus or reducing its total statutory capital by 15%. Additionally, under the Companies Act 1981 of Bermuda, no Bermuda company may pay a dividend if such company has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than its liabilities.

Code of Conduct.  It must comply with the BMA’s Insurance Code of Conduct, which prescribes the duties, standards, procedures and sound business principles with which all companies registered under the Insurance Act must comply.

Change of Control.  The BMA also requires written notification from any person who, directly or indirectly, becomes a holder of at least 10% of the voting shares of Allied World Assurance Company, Ltd or its parents within a stipulated period after becoming such a holder. The BMA may object to such a person if determined to be not fit and proper to be such a holder or it may require the shareholder to reduce its holdings or voting rights.

Security Arrangements

Allied World Assurance Company, Ltd, is not admitted as an insurer nor is it accredited as a reinsurer in any jurisdiction in the United States, although it is qualified as an “eligible” or “certified” reinsurer in several U.S. states. Except in states where it has qualified as an eligible or certified reinsurer, Allied World Assurance Company, Ltd is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for these cedents to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded by them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. For a description of the security arrangements used by us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pledged Assets.”

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

Lloyd’s

Our Syndicate 2232 is managed by Allied World Managing Agency Limited, which is authorized and regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is licensed by Lloyd’s to underwrite certain lines of insurance and reinsurance business. As the Syndicate’s sole corporate member, Allied World Capital (Europe) Limited must comply with Lloyd’s bye laws and the Financial and Services and Markets Act 2000 (“FSMA”). Lloyd’s has various powers and duties under the FSMA and the Lloyd’s Acts to regulate its members’ operations, including minimum solvency standards and requirements as to member management and control. In addition to establishing the capital required to support a syndicate’s annual underwriting capacity (referred to as the “funds at Lloyd’s”), Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

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

Switzerland

Allied World Assurance Company, AG is licensed by the Swiss Financial Market Supervisory Authority (“FINMA”) to carry on insurance and reinsurance business in specific non-life lines in Switzerland. It must comply with Swiss insurance supervisory laws under regulations and guidance issued by FINMA, and it is currently required to satisfy capital and solvency requirements, based on two independent methodologies: the E.U.’s Solvency I (solvency margin calculated by applying defined percentages to a base and comparing coverage in terms of the company’s admissible funds against the required solvency margin) and the Swiss Solvency Test, which is similar in nature to the methodology to be applied under the E.U.’s Solvency II regime.

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

United States

Our U.S. insurance and reinsurance subsidiaries are admitted or surplus lines eligible in all 50 states and the District of Columbia. Allied World Insurance Company is domiciled in New Hampshire and is the lead U.S. subsidiary for regulatory purposes. Allied World National Assurance Company is also domiciled in New Hampshire. Allied World Assurance Company (U.S.) Inc. and Allied World Specialty Insurance Company are each domiciled in Delaware. Allied World Surplus Lines Insurance Company and Vantapro Specialty Insurance Company are each domiciled in Arkansas.

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

Risk-Based Capital.  U.S. insurers are subject to risk-based capital (or “RBC”) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) taking into account the specific risk characteristics of the company’s investments and products. The guidelines establish capital requirements for four categories: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2014, we believe all of our U.S. subsidiaries had RBC in excess of amounts requiring company or regulatory action.

Other

Allied World Assurance Company, Ltd has received regulatory approval to operate branch offices in Australia, Hong Kong, Singapore and Labuan, the Malaysian financial district. Allied World Assurance Company, Ltd is also registered as a foreign reinsurer in a number of Latin American countries in order to service markets in Latin America and the Caribbean. Allied World Specialty Insurance Company is licensed by the Canadian Office of the Supervisor of Financial Institutions.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Annual Report on Form 10-K and other documents we file with the SEC include the following:

Risks Related to Our Company

Downgrades or the revocation of the financial strength ratings of our operating insurance and reinsurance subsidiaries may affect our standing among brokers and customers and may cause our premiums and earnings to decrease significantly. Downgrades in our debt ratings could raise our borrowing costs and impact our ability to access capital markets.

Financial strength ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer's or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders or cedents. Our operating insurance and reinsurance subsidiaries are rated by third-party rating agencies. Each rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. For the financial strength rating of each of our principal operating subsidiaries, please see Item 1. “Business — Financial Strength Ratings”.

A ratings downgrade or revocation could adversely affect our competitive position in the insurance and reinsurance industry and may make it more difficult for us to market our products, possibly resulting in substantial loss of business as customers and brokers that place this business move to competitors with higher financial strength ratings. Additionally, it is common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the portion of our obligations if our insurance subsidiaries are downgraded below an A- by either A.M. Best or Standard & Poor’s (“S&P”). Our U.S. reinsurance subsidiary typically does not post collateral for the reinsurance contracts it writes. Should our U.S. reinsurance subsidiary be downgraded below an A- by A.M. Best or S&P, in addition to the cancellation right discussed above, some ceding companies would have the ability to require our U.S. reinsurance subsidiary to post collateral under its contracts. Furthermore, a ratings downgrade or revocation of certain of our operating subsidiaries would be an event of default under our credit facilities, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Credit Facility”. Finally, if our debt ratings were downgraded we could also incur higher borrowing costs and may have more limited means to access capital.

Our debt and financial strength ratings are neither an evaluation directed to our investors nor a recommendation to buy, sell or hold our securities. We cannot assure you that third-party rating agencies will not downgrade or revoke our financial strength or debt ratings, which would have an adverse effect on our business and financial condition.

Actual claims may exceed our reserves for losses and loss expenses.

Our success depends in part on our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. We establish reserves for losses and related expenses that represent our estimates of what we expect the ultimate resolution and administration of claims will cost. The process of establishing loss reserves can be highly complex and is subject to considerable variability and uncertainty as it requires the use of informed estimates and judgments. These estimates and judgments are based on: actuarial and statistical projections, claims information, our assessment of currently available data, industry modeling, discussions with individual insureds and reinsureds, estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined on a quarterly basis as experience develops and claims are reported and resolved. In addition, changes in the level of inflation may also result in an increased level of uncertainty in our estimation of loss reserves because premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Our reserves for losses and loss adjustment expenses include assumptions about future payments for settlement of claims and related expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent inflation causes these costs to increase above established reserves, we will be required to increase our loss reserves with a corresponding reduction in net income for the period in which the deficiency is identified. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure and reinsure. As a result, actual losses and loss adjustment expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Establishing an appropriate level of loss reserves is an inherently uncertain process and it is possible that our loss reserves at any given time will prove to be inadequate. Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses”. If our loss reserves are determined to be inadequate, we will be required to increase our reserves to reflect our changed expectations at the time of such determination. This could cause a material increase in our liabilities and a material reduction in our profitability and capital, which could result in operating losses in the period in which the inadequacy becomes known and have a material adverse effect on our financial condition and results of operations. Actual losses incurred may vary from those estimated and may be significantly greater or less than the loss reserves held at the time actual losses are determined.

We may experience significant losses and volatility in our financial results from natural and man-made disasters.

As a casualty and property insurer and reinsurer, we may experience significant losses from claims arising out of natural and man-made disasters. These events can be caused by various unpredictable natural disasters, including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, drought, severe winter weather, floods, fires, tornadoes, pandemic diseases and man-made disasters, including terrorism, explosions, war, nuclear accidents, oil spills, environmental contamination and cyber breaches. In recent years, changing weather patterns and climatic conditions, referred to as global warming, may have added to the unpredictability and frequency of natural catastrophes in certain parts of the world and created additional uncertainty with regard to legal, regulatory and social responses thereto, as well as to future trends and exposures. A substantial portion of our revenues are derived from the underwriting of property insurance and reinsurance around the world and any large scale climate change or other systemic weather-related change could increase the frequency and severity of our loss costs due to weather-related catastrophes. In addition, increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of losses to the industry, and we expect this trend to continue.

We also have exposure to losses resulting from acts of terrorism and political instability. Although we generally exclude acts of terrorism from our property insurance policies and property reinsurance treaties, we provide coverage in circumstances where we believe we are adequately compensated for assuming those risks. Managing risks associated with terrorism is particularly challenging given the unpredictable nature, frequency and severity of terrorist events, and the limited availability of terrorism reinsurance. In addition, our trade credit and political risk insurance lines of business protect insureds against risks arising from adverse action by foreign governments. We attempt to manage our exposure to political risk event losses, by among other things, setting credit limits by country, region, industry and individual counterparty and regularly reviewing our aggregate exposures.

The loss limitation methods we employ, such as establishing restrictive underwriting guidelines and purchasing reinsurance, may not be sufficient protection against losses from natural or man-made disasters. These types of events are inherently unpredictable and there is a possibility that loss reserves for such disasters will be inadequate. In addition, because U.S. GAAP does not permit insurers and reinsurers to reserve for weather-related catastrophes until they occur, claims from these events could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition, results of operations and ratings.

The risk models we use to quantify natural and man-made disaster exposures and risk accumulations may prove inadequate.

We use widely accepted and industry-recognized disaster risk modeling programs to help us quantify our aggregate exposure to any one event. These models rely on various methodologies and assumptions, which are subject to uncertainty. As with any model of physical systems, particularly those with low frequencies of occurrence and potentially high severity of outcomes, the accuracy of the model’s predictions is largely dependent on the accuracy and quality of the data provided in the underwriting process and the judgments of our employees and other industry professionals. These models do not anticipate all potential perils or events that could result in a catastrophic loss to us. Furthermore, it is often difficult for models to anticipate and incorporate events that have not been experienced during or as a result of prior disaster events. Accordingly, it is possible for us to be subject to events or contingencies that have not been anticipated by our disaster risk models and which could have a material adverse effect on our reserves and results of operations.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.

We seek to limit our loss exposure by implementing a number of strategies intended to mitigate our risk exposure, such as adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, adjusting retention levels and establishing per-risk and per-occurrence limitations for each event and prudent underwriting guidelines for each insurance program written. Many of our direct liability insurance policies also include maximum aggregate limitations. We cannot assure you that any of these loss limitation methods will be effective. In particular, geographic zone limitations involve significant underwriting judgments, including the determination of the areas of the zones and whether a policy falls within particular zone limits. Legal disputes relating to loss limitation provisions in our policies may also arise. As a result, various provisions of our policies that are designed to limit risks, such as choice of forum and exclusions from coverage, may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. There are inherent limitations in all of the loss limitation methods we use and an event or series of events may result in loss levels that exceed our expectations. The failure of any of our loss limitation methods may result in claims and expenses that could have a material adverse effect on our financial condition or results of operations.

U.S. and global economic events could harm our business, liquidity and financial condition, and our share price.

Global economic events may adversely affect the demand for and claims made under our products; our counterparty credit risk; and the ability of our customers, counterparties and others to establish or maintain their relationships with us. Our investment performance and volatility in the U.S. and other securities markets may also adversely affect our share price and our ability to access and efficiently use internal and external capital resources.

The risk associated with underwriting treaty reinsurance business could adversely affect us.

Like other reinsurers, our reinsurance group does not separately evaluate each of the individual risks assumed under reinsurance treaties. Therefore, we are largely dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

If our Bermuda reinsurance subsidiary is unable to provide collateral to ceding companies, its ability to conduct business could be significantly and negatively affected.

Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not licensed or admitted as an insurer in any jurisdiction in the United States, nor is it accredited as a reinsurer in any jurisdiction in the United States although Allied World Assurance Company, Ltd has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such reinsurers. Insurance regulations in the United States do not permit U.S. cedents to take financial statement credit for reinsurance obtained from unlicensed or non-admitted reinsurers unless security is posted. Allied World Assurance Company, Ltd’s assumed reinsurance contracts generally require it to post a letter of credit or provide other security, even in U.S. states where it has been approved for reduced collateral. As a result, Allied World Assurance Company, Ltd is required to post collateral security with respect to most reinsurance liabilities it assumes from ceding insurers domiciled in the United States . Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. If we are unable to post security in the form of letters of credit or trust funds when required, Allied World Assurance Company, Ltd’s ability to provide reinsurance to U.S.-domiciled insurers may be severely limited and adversely affected.

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

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. Our top three brokers were Marsh, Aon (including Benfield Group Ltd.) and Willis represented approximately 51.5% of our total gross premiums written for 2014, with each representing 25%, 17% and 10%, of total gross premiums, respectively. Loss of all or a substantial portion of the business produced by any one of those brokers could have a material adverse effect on our financial condition, results of operations and business.

Our exposure to counterparties in various industries and reliance on brokers subjects us to credit risk.

We have exposure to counterparties through our insurance and reinsurance business and in various industries, including banks, hedge funds and other investment vehicles, and derivative transactions that expose us to credit risk in the event our counterparty fails to perform its obligations. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities.

In accordance with industry practice, we frequently pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the customers that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, it is likely that we will be liable to the client for the deficiency because of local law or contractual obligations. Likewise, when a customer pays premiums for policies written by us to a broker for further payment to us, these premiums are considered to have been paid and the client will no longer be liable to us for those amounts, whether or not we actually receive the premiums. Consequently, we assume a degree of credit risk associated with the brokers we use.

We may be unable to purchase reinsurance for our own account on commercially acceptable terms or to collect under any reinsurance we have purchased.

We purchase reinsurance to mitigate the effects of large or multiple losses on our financial condition. From time to time, market conditions beyond our control have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. We cannot assure that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable or that we will be able to obtain coverage from entities with satisfactory financial resources.

Furthermore, a reinsurer’s insolvency, or inability or refusal to make payments under a reinsurance or retrocessional reinsurance agreement with us, could have a material adverse effect on our financial condition and results of operations because the ceding of risk to reinsurers does not relieve us of our liability to the entities we insure or reinsure.

Our investment performance may adversely affect our financial performance and ability to conduct business.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Our investment portfolio is overseen by our Chief Investment Officer and managed by professional investment management firms in accordance with the Investment Policy Statement approved by the Investment Committee of our Board of Directors. Our investment performance is subject to a variety of risks, including risk related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk and credit default risk. The volatility of the markets may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would generally reduce our book value, and if significant, can affect our ability to conduct business.

Volatility in interest rates and changes in credit spreads could impact the performance of our investment portfolio, which could have an adverse effect on our investment income and operating results. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high-quality portfolio of primarily fixed income investments with a relatively short duration to reduce the effect of interest rate changes on book value. A significant increase in interest rates would generally have an adverse effect on our book value. Additionally, changes in the credit spread (the difference in the percentage yield) between U.S. Treasury securities and non-U.S. Treasury securities may negatively impact our investment portfolio as we may not be able to effectively mitigate credit spread sensitivity.

While our investment portfolio consists primarily of investment grade, fixed-maturity securities, there are no assurances that their high ratings will be maintained. The assignment of a high credit rating does not preclude the potential for the risk of default on any investment instrument. In addition, a smaller portion of our portfolio is invested in below investment-grade securities. These securities, which pay higher rates of interest, also have a higher degree of credit or default risk and may also be less liquid and/or may experience default in times of economic weakness or market disruptions (such as a recession), which could have a material adverse effect on our financial condition and results of operations.

Our investment portfolio includes securities that may be more volatile than fixed maturity instruments and certain of these instruments may be illiquid.

Our investment portfolio includes equity securities and hedge fund and private equity limited partnership interests that may experience significant volatility in their investment returns and valuations. Moreover, our hedge fund and private equity limited partnership interests are subject to transfer restrictions and may be illiquid. If the investment returns or value of these investments declines, or if we are unable to dispose of these investments at their carrying value, it could have a material adverse effect on our financial condition and results of operations.

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

Our future capital requirements depend on many factors, including regulatory requirements and our ability to write new business and to establish premium rates and loss reserves at levels sufficient to cover losses. To the extent that the funds generated by insurance and reinsurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover losses and loss expenses, we may need to raise additional funds through financings or reduce our assets. We may also seek to refinance existing debt or credit arrangements as amounts become due or our existing commitments expire. Any future financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

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

We may experience losses from fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information, or the failure to comply with regulatory or legal requirements or our internal policies. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Losses related to employee error or misconduct could adversely affect our financial condition, results of operations and business.

If we experience difficulties with outsourcing and similar third party relationships, our ability to conduct our business might be negatively impacted.

We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. We may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, reputational damage and a loss of business that may have a material adverse effect on our results of operations or financial condition. By utilizing third parties to perform certain business and administrative functions, we may be exposed to greater risk of cyber-attacks and data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

If we experience difficulties with our information technology infrastructure and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected.

We rely heavily on the successful, secure and uninterrupted functioning of our IT infrastructure, technology and telecommunications systems. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems used to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity of the data we maintain, including that within our information systems, as well as data in third-party service provider systems. A failure of our IT infrastructure, technology and telecommunication systems or the termination of third-party software licenses we rely on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and protect our IT systems and data, and we undertake to modify such procedures as circumstances warrant, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions and other events that could have security consequences that may result in liability to us, cause our data to be corrupted and cause us to commit resources, management time and money to prevent or correct security breaches.

Some of our key business partners rely on our systems for critical underwriting and administration functions and interruption and/or failure of these systems could cause significant liability to them. If we do not maintain adequate IT infrastructure, technology and telecommunications systems, we could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, damage to our reputation, litigation exposures and increased administrative expenses. As a result, our ability to conduct our business might be adversely affected.

The integration of acquired companies, the growth of our operations through new lines of insurance or reinsurance business, the expansion into new geographic regions and/or the entering into joint ventures or partnerships may expose us to operational risks.

Acquisitions involve numerous risks, including operational, strategic and financial risks such as potential liabilities associated with the acquired business. We may experience difficulties in integrating an acquired company, which could adversely affect the acquired company’s performance or prevent us from realizing anticipated synergies, cost savings and operational efficiencies. Our existing businesses could also be negatively impacted by acquisitions. See “Risks Related to Our Transactions with RSA”.

Expanding our lines of business, expanding our geographic reach and entering into joint ventures or partnerships also involve operational, strategic and financial risks, including retaining qualified management and implementing satisfactory budgetary, financial and operational controls. Our failure to manage these risks may adversely affect our financial condition, results of operations or business, or we may not realize any of the intended benefits.

Shareholder voting requirements under Swiss law may limit our flexibility with respect to certain aspects of capital management.

Swiss law allows our shareholders to authorize share capital which can be issued by the Board of Directors without shareholder approval, and this authorization must be renewed by the shareholders every two years. Swiss law does not provide as much flexibility in the various terms that can attach to different classes of stock as permitted in other jurisdictions. Swiss law also reserves for approval by shareholders many corporate actions over which our Board of Directors previously had authority when we were domiciled in Bermuda. For example, dividends must be approved by shareholders. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on us, we cannot assure that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

Risks Related to Our Transaction with RSA

On August 22, 2014, Allied World Assurance Company, Ltd entered into (i) a Sale of Business Agreement with RSA, with respect to RSA’s Hong Kong insurance operations (the “Hong Kong Purchase Agreement”); and (ii) a Sale of Business Agreement with RSA with respect to RSA’s Singapore insurance operations (the “Singapore Purchase Agreement” and together with the Hong Kong Purchase Agreement, collectively, the “Purchase Agreements”). The Purchase Agreements provide that Allied World Assurance Company, Ltd will, subject to the satisfaction of certain closing conditions, acquire the in-force insurance portfolios and related assets and liabilities of RSA’s Hong Kong and Singapore insurance operations. The following are a number of risks that we face in connection with the proposed acquisitions.

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

The acquisitions involve the integration of RSA's Hong Kong and Singapore operations with and into our current Hong Kong and Singapore branch operations, which have previously operated independently. We will devote significant management attention and resources integrating the Hong Kong and Singapore businesses. Delays in this process could adversely affect our business, results of operations, financial condition and share price after the completion of the acquisitions. Achieving the anticipated benefits of the acquisitions is subject to a number of uncertainties, including whether RSA's Hong Kong and Singapore businesses and our business are integrated in an efficient and effective manner, and general competitive factors in the marketplace. We may experience unanticipated difficulties or expenses in connection with integrating these businesses, including:

•	retaining existing employees, clients, brokers, distribution partners, agents and third-party service providers of RSA's Hong Kong and Singapore operations;

•	retaining and integrating management and other key employees of RSA's Hong Kong and Singapore operations;

•	unanticipated issues in integrating information, communications, marketing, administrative and other systems; and

•	potential charges to earnings resulting from the application of purchase accounting to the transaction.

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

Competition in the insurance and reinsurance markets could reduce our margins.

Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions and contracts written, lower premium rates, and less favorable policy terms and conditions, which could have a material adverse effect on our growth, financial condition or results of operations.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legislative, regulatory, judicial, social, financial, technology and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

Risks Related to Laws and Regulations Applicable to Us

Compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business globally. Our businesses are subject to varying degrees of regulation and supervision both in the jurisdictions in which they are organized and in the jurisdictions they operate. The purpose of insurance laws and regulations generally is to protect policyholders and ceding insurance companies, not our shareholders. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity; various solvency standards; and periodic examinations of subsidiaries' financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds.

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

In addition, our subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. They also may not be able to fully comply with, or obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on either the ability of the company in question, as well as potentially its affiliates, to do business in one or more of the jurisdictions in which they operate or on brokers on which we rely to produce business for us. Any such failure to comply with applicable laws or to obtain appropriate exemptions could result in the imposition of fines or other sanctions. Any of these sanctions could have a material adverse effect on our business. For more information, please see Item 1. “Business —Regulatory Matters”.

Our Bermuda operating company could become subject to regulation in the United States.

Allied World Assurance Company, Ltd, our Bermuda operating company is not admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2014, more than 70% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its Bermuda office and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments.

Allied World Assurance Company Holdings, AG is a holding company, and as such has no substantial operations of its own. It does not have any significant assets other than its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from our subsidiaries are expected to be our sole source of funds for Allied World Assurance Company Holdings, AG to meet any ongoing cash requirements and to pay any dividends to shareholders. Some of our insurance and reinsurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders, meet our debt service obligations and repurchase shares of our common stock.

Legislative, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance industry is affected by political, judicial, and legal developments that may create new and expanded regulations and theories of liability. Governmental authorities in the United States and worldwide seem increasingly interested in the potential risks posed by the insurance and reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the insurance and reinsurance industry, and while we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Further, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations.

We derive substantial revenues from healthcare liability underwriting in the United States through providing insurance to individuals and institutions that participate in the U.S. healthcare delivery infrastructure. The Affordable Care Act has and will continue to effect far-reaching changes in the healthcare delivery system and the healthcare cost reimbursement structure in the United States and could negatively impact our healthcare liability business. Additionally, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. While the impact of this healthcare legislation or future healthcare proposals on our business is difficult to predict, any material changes in how healthcare providers insure their malpractice liability risks could have a material adverse effect on our results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) effected changes to financial services regulation in the United States. The Dodd-Frank Act establishes the Financial Services Oversight Council (“FSOC”) and the Federal Insurance Office (“FIO”) and in limited instances authorizes the federal preemption of certain state insurance laws. The FSOC and FIO are authorized to study, monitor and report to Congress on the U.S. insurance and reinsurance industry and the significance of global reinsurance to the U.S. insurance market. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. Our business could be affected by changes to the U.S. system of insurance and reinsurance regulation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

With respect to international measures, an E.U. directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers (“Solvency II”) which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Implementation of Solvency II by E.U. member states is anticipated to be effective January 1, 2016. Implementing those measures necessary for compliance with the requirements of Solvency II may require us to utilize a significant amount of resources. In addition, the capital and solvency margin requirements of Solvency II may lead to either an increase or decrease of the capital required by our E.U. domiciled insurers in order that they comply with Solvency II. Solvency II provides for the supervision of insurers and reinsurers on both a solo (entity level) and group basis. In respect of our non-E.U. subsidiaries engaging in E.U. insurance or reinsurance business, should the regulatory regime in which they are operating not be deemed equivalent to that established within the E.U. pursuant to Solvency II, additional capital requirements may be imposed in order that such companies may continue to insure or reinsure E.U. domiciled risk/cedents.

We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal insurance subsidiary is domiciled in, and operates exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the leading E.U. countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position with respect to its regulatory initiatives, which could adversely impact us commercially. We may not be able to comply fully with, or obtain appropriate exemptions from, applicable statutes and regulations and any changes thereto resulting from legislative, regulatory and industry initiatives. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions, which could have an adverse effect on our business.

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

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures will protect us from reckless or other inappropriate acts committed by our directors, officers, employees, affiliates or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, reputation, financial position and results of operations and could cause the market value of our common shares to decline.

Risks Related to Ownership of Our Common Shares

Our Articles of Association contain restrictions on voting, ownership and transfers of our common shares, which could impede an attempt to replace or remove our directors or effect a change in control and which could diminish the value of our common shares.

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

These restrictions on the voting, ownership and transfer of our shares may make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that shareholders might consider favorable.

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

The BMA must approve all issuances and transfers of securities of our Bermuda exempted companies. Before any shareholder acquires 10% or more of the voting shares, either directly or indirectly, of any of our U.S. insurance subsidiaries, that shareholder must file an acquisition statement with and obtain prior approval from the domiciliary insurance commissioner of the respective company. Similar provisions apply to our Lloyd’s corporate member. While our Articles of Association limit the voting power of any shareholder to less than 10%, we cannot assure you that the applicable regulatory body would agree that a shareholder who owned 10% or more of our common shares did not, because of the limitation on the voting power of such shares, control the applicable insurance subsidiary. These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of our company, including transactions that some or all of our shareholders might consider to be desirable.

Risks Related to Taxation

U.S. taxation of our non-U.S. companies could materially adversely affect our financial condition and results of operations.

We believe that our non-U.S. companies, including our Swiss, Bermuda and Irish companies, have operated and will operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, we cannot assure you that the U.S. Internal Revenue Service (the “IRS”) will not contend that a non-U.S. company is engaged in a U.S. trade or business. If any of the non-U.S. companies are engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business. In addition, a U.S. federal branch profits tax at the rate of 30% may be imposed on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of investment income of such company (as computed under Section 842 of the U.S. Internal Revenue Code of 1986, as amended, which requires that a foreign company carrying on a U.S. insurance or reinsurance business have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risks insured or reinsured by such company) may be subject to U.S. federal income and branch profits taxes.

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

U.S. federal income tax, if imposed, will be based on effectively connected or attributable income of a non-U.S. company computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that all deductions and credits claimed by a non-U.S. company in a taxable year can be disallowed if the company does not file a U.S. federal income tax return for such year. Penalties may be assessed for failure to file such return. None of our non-

U.S. companies filed U.S. federal income tax returns for the 2002 and 2001 taxable years. However, we have filed protective U.S. federal income tax returns on a timely basis for each non-U.S. company for subsequent years in order to preserve our right to claim tax deductions and credits in such years if any of such companies is determined to be subject to U.S. federal income tax.

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

Two of our subsidiaries, Allied World Capital (Europe) Limited and Allied World Managing Agency Limited, are incorporated in the United Kingdom and, are therefore, subject to tax in the United Kingdom. None of our other companies are incorporated in the United Kingdom. Accordingly, none of our other companies should be treated as being resident in the United Kingdom for corporation tax purposes unless the central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intend to manage our affairs so that none of our other companies are resident in the United Kingdom for tax purposes.

The rules governing the taxation of foreign companies operating in the United Kingdom through a branch or agency were amended by the Finance Act 2003. The current rules apply to the accounting periods of non-U.K. resident companies which start on or after January 1, 2003. Accordingly, a non-U.K. resident company will only be subject to U.K. corporation tax if it carries on a trade in the United Kingdom through a permanent establishment in the United Kingdom. In that case, the company is, in broad terms, taxable on the profits and gains attributable to the permanent establishment in the United Kingdom. Broadly a company will have a permanent establishment if it has a fixed place of business in the United Kingdom through which the business of the company is wholly or partly carried on or if an agent acting on behalf of the company has and habitually exercises authority in the United Kingdom to do business on behalf of the company. Each of our companies, other than Allied World Assurance Company (Europe) Limited (which has established a branch in the United Kingdom), currently intend to operate in such a manner so that none of our companies, other than Allied World Assurance Company (Europe) Limited, carry on a trade through a permanent establishment in the United Kingdom.

If any of our U.S. subsidiaries were trading in the United Kingdom through a branch or agency and the U.S. subsidiaries were to qualify for benefits under the applicable income tax treaty between the United Kingdom and the United States, only those profits which were attributable to a permanent establishment in the United Kingdom would be subject to U.K. corporation tax.

If Allied World Assurance Holdings (Ireland) Ltd was trading in the United Kingdom through a branch or agency and it was entitled to the benefits of the tax treaty between Ireland and the United Kingdom, it would only be subject to

U.K. taxation on its profits which were attributable to a permanent establishment in the United Kingdom. The branch established in the United Kingdom by Allied World Assurance Company (Europe) Limited constitute a permanent establishment of that company and the profits attributable to that permanent establishment is subject to U.K. corporation tax.

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

If any of our non-U.K. companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than Allied World Assurance Company (Europe) Limited, were to be treated as carrying on a trade in the United Kingdom through a branch agency or of having a permanent establishment in the United Kingdom, our results of operations and your investment could be materially adversely affected.

We may be subject to Irish tax, which may have a material adverse effect on our results of operations.

Companies resident in Ireland are generally subject to Irish corporation tax on their worldwide income and capital gains. None of our companies, other than our Irish companies and Allied World Assurance Holdings (Ireland) Ltd, which resides in Ireland, should be treated as being resident in Ireland unless the central management and control of any such company is exercised in Ireland. The concept of central management and control is indicative of the highest level of control of a company, and is wholly a question of fact. Each of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, currently intends to operate in such a manner so that the central management and control of each of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, is exercised outside of Ireland. Nevertheless, because central management and control is a question of fact to be determined based on a number of different factors, the Irish Revenue Commissioners might contend successfully that the central management and control of any of our companies, other than Allied World Assurance Holdings (Ireland) Ltd or our Irish companies, is exercised in Ireland. Should this occur, such company will be subject to Irish corporation tax on their worldwide income and capital gains.

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

Coverholder
A Lloyd's approved service company that is authorized to enter into policies or contracts of insurance and reinsurance to be underwritten by the Lloyd's syndicate in accordance with the terms of a binding authority or service company agreement.

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

Our corporate headquarters are located in offices owned by the Company in Switzerland. In addition, we lease space in Australia, Bermuda, Canada, England, Hong Kong, Ireland, Singapore and the United States for the operation of our North American Insurance, Global Markets Insurance and Reinsurance segments. Our leases have remaining terms ranging from approximately two years to approximately seventeen years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 15 of the notes to the consolidated financial statements in this Form 10-K.

Item 3.	Legal Proceedings.

The company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the company’s consolidated balance sheets. As of December 31, 2014, the company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the company’s results of operations, financial position or cash flow.

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

	High	Low
2014:
First quarter(1)	$37.42	$31.04
Second quarter(1)	$38.13	$33.64
Third quarter	$39.74	$34.37
Fourth quarter	$39.19	$35.48
2013 - As Adjusted(1):
First quarter	$30.92	$26.40
Second quarter	$31.66	$29.33
Third quarter	$33.33	$30.12
Fourth quarter	$37.76	$32.91
(1) On May 1, 2014, the shareholders approved a 3-for-1 stock split of the Company's common shares, which became effective on May 23, 2014. The per share data above reflects the impact of the stock split.

On February 2, 2015, the last reported sale price for our common shares was $39.03 per share. At February 2, 2015, there were 28 holders of record of our common shares.

The following dividends were paid during 2014 and 2013:

Dividend Paid	Dividend Per Share(1)
October 2, 2014	$0.225
July 2, 2014	$0.225
April 3, 2014	$0.167
January 2, 2014	$0.167
October 3, 2013	$0.167
July 3, 2013	$0.167
March 12, 2013	$0.125
(1) On May 1, 2014, the shareholders approved a 3-for-1 stock split of the Company's common shares, which became effective on May 23, 2014. The per share data above reflects the impact of the stock split.

At each of the Annual Shareholder Meetings in May 2013 and May 2014, our shareholders approved the payment of a quarterly cash dividend to shareholders in four quarterly installments in the form of distributions out of “general legal reserves from capital contributions”. In May 2013, shareholders approved dividends of $0.167 per share. In May 2014, shareholders approved dividends of $0.225 per share. The third of these dividends was paid in January 2015 and the fourth dividend is anticipated to be paid in April 2015.

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

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our common shares during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2014	—	$—	—	$429.2	million
November 1 - 30, 2014	40,000	37.55	40,000	427.7	million
December 1 - 31, 2014	250,242	37.33	250,242	418.4	million
Total	290,242	$37.36	290,242	$418.4	million

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

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the five year period beginning on December 31, 2009 and ending on December 31, 2014, assuming $100 was invested on December 31, 2009. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

Comparison of Cumulative Five Year Total Return

Allied World Assurance Company Holdings, AG
S&P 500 Index
S&P 500 Property & Casualty Insurance Index
$300
$250
$200
$150
$100
$50
$0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

Item 6.        Selected Financial Data.
The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2014	2013	2012	2011 (1)	2010 (2)
	($ in millions, except per share amounts)
Summary Statement of Operations Data:
Gross premiums written	$2,935.4	$2,738.7	$2,329.3	$1,939.5	$1,758.4
Net premiums written	$2,322.1	$2,120.5	$1,837.8	$1,533.8	$1,392.4
Net premiums earned	$2,182.7	$2,005.8	$1,748.9	$1,457.0	$1,359.5
Net investment income	176.9	157.6	167.1	195.9	244.1
Net realized investment gains	89.0	59.5	306.4	10.1	285.6
Net impairment charges recognized in earnings	—	—	—	—	(0.2)
Other income	2.1	—	—	101.7	0.9
Total revenues	$2,450.7	$2,222.9	$2,222.4	$1,764.7	$1,889.9
Net losses and loss expenses	1,199.2	1,123.2	1,139.3	959.2	707.9
Total expenses	1,929.9	1,795.3	1,711.0	1,459.2	1,198.0
Income before income taxes	$520.8	$427.6	$511.4	$305.5	$691.9
Income tax expense	30.5	9.8	18.4	31.0	26.9
Net income	$490.3	$417.8	$493.0	$274.5	$665.0
Per Share Data:
Basic earnings per share (3)	$5.03	$4.08	$4.56	$2.40	$4.77
Diluted earnings per share (3)	$4.92	$3.98	$4.43	$2.31	$4.44
Dividends paid per share (3), (4)	$0.784	$0.458	$0.625	$0.250	$0.350

	Year Ended December 31,
	2014	2013	2012	2011 (1)	2010 (2)
Selected Ratios:
Loss and loss expense ratio	54.9%	56.0%	65.1%	65.8%	52.1%
Acquisition cost ratio	13.5%	12.6%	11.8%	11.5%	11.7%
General and administrative expense ratio	16.8%	17.6%	17.6%	18.6%	21.1%
Expense ratio	30.3%	30.2%	29.4%	30.1%	32.8%
Combined ratio	85.2%	86.2%	94.5%	95.9%	84.9%

	As of December 31,
	2014	2013	2012	2011 (1)	2010 (2)
	($ in millions)
Summary Balance Sheet Data:
Cash and cash equivalents	$589.3	$531.9	$681.9	$634.0	$757.0
Investments	7,868.7	7,712.0	7,933.9	7,406.6	7,183.6
Reinsurance recoverable	1,340.3	1,234.5	1,141.1	1,002.9	927.6
Total assets	12,421.6	11,945.8	12,029.9	11,122.2	10,427.6
Reserve for losses and loss expenses	5,881.2	5,766.5	5,645.5	5,225.1	4,879.2
Unearned premiums	1,555.3	1,396.3	1,218.0	1,078.4	962.2
Total debt	818.0	798.5	798.2	797.9	797.7
Total shareholders’ equity	$3,778.3	$3,519.8	$3,326.3	$3,149.0	$3,075.8

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

(3)	On May 1, 2014, the shareholders' approved a 3-for-1 stock split of the Company's common shares. All historical per share amounts reflect the effect of the stock split.

(4)	A dividend of $0.225 was also paid on January 2, 2015 to shareholders of record on December 24, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of December 31, 2014, we had approximately $12.4 billion of total assets, $3.8 billion of total shareholders’ equity and $4.6 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt.

During the year ended December 31, 2014, we continued to grow our direct insurance business, in particular in the United States and Europe, as we entered new lines of business and added scale to our existing lines of business while our Reinsurance segment remained flat year-over-year by selectively writing accounts where pricing, terms and conditions met our underwriting requirements. During the year, we experienced positive rate improvements in certain lines of business, such as general casualty, primary casualty, healthcare and professional liability in our U.S. direct insurance operations of the North American Insurance segment. During the year, we also experienced negative rate changes in our general property line of business in both our North American Insurance and Global Markets Insurance segments, as well as negative rate changes in our professional liability, general casualty and aviation lines of business in the Global Markets Insurance segment. We believe in the near-term, there will be pricing pressure across most lines of business, in particular in our Global Markets Insurance and Reinsurance segments.

Our consolidated gross premiums written increased by $196.7 million, or 7.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 driven by the growth in our North American Insurance and Global Markets Insurance segments. Our net income increased by $72.4 million to $490.3 million compared to the year ended December 31, 2013. The increase was primarily due to higher underwriting income and investment returns (net investment income and realized gains) during 2014 compared to 2013.

Recent Developments

We reported net income of $130.5 million for the three months ended December 31, 2014 compared to a net income of $137.9 million for the three months ended December 31, 2013, a decrease of $7.4 million.

The decrease in net income was due to the following:

•
For the three months ended December 31, 2014, we incurred $22.0 million of pre-tax catastrophe-related losses primarily from a hailstorm in Brisbane, Australia and Typhoon Rammasun compared to $13.5 million of pre-tax catastrophe-related losses from Typhoon Fitow during the three months ended December 31, 2013.

•
A reduction in net realized investment gains or losses of $82.9 million. For the three months ended December 31, 2014 we recognized $15.3 million of realized investment losses compared to realized investment gains of $67.6 million for the three months ended December 31, 2013.

Partially offsetting the above decreases were the following:

•
Higher net favorable prior year reserve development of $45.4 million. We recorded net favorable prior year development of $71.7 million during the three months ended December 31, 2014 compared to net favorable prior year reserve development of $26.4 million during the three months ended December 31, 2013.

•	Higher net premiums earned in our North American Insurance segment and Global Markets Insurance segment partially offset by slightly lower net premiums earned in our Reinsurance segment.

On May 1, 2014, the shareholders approved a 3-for-1 stock split of our common shares. All historical share and per share amounts reflect the effect of the stock split.

In August 2014, we reached definitive agreements to acquire the Hong Kong and Singapore operations of RSA for approximately $201.8 million, at current exchange rates, subject to adjustments at closing. In addition to the purchase price, we expect to contribute an additional $90.0 million to capitalize the businesses on an ongoing basis. Subject to regulatory approvals in both Hong Kong and Singapore, as well as court approval in Singapore, the acquisition is expected to be completed in the early part of the second quarter of 2015. We believe the acquisition of the Hong Kong and Singapore branches of RSA complements our global specialist insurance strategy by providing meaningful additional scale in the region.

During the fourth quarter of 2014, our Chief Executive Officer reorganized how we manage our business, and as a result we realigned our executive management team and changed our reportable segments to correspond to the reorganization. Our Bermuda direct insurance operations, except for the trade credit line of business, which had previously been included in the international insurance segment, were combined with the U.S. insurance segment, with the new segment renamed the "North American Insurance" segment. The remaining direct insurance operations of the international insurance segment were renamed the "Global Markets Insurance" segment. The Reinsurance segment remains unchanged. The newly created segments have been recast and our historical financial information has been updated to conform to the new presentation.

Financial Highlights

	Year Ended December 31,
	2014	2013	2012
	($ in millions, except share, per share and percentage data)
Gross premiums written	$2,935.4	$2,738.7	$2,329.3
Net income	490.3	417.9	493.0
Operating income	415.1	364.0	202.7
Basic earnings per share:
Net income	$5.03	$4.08	$4.56
Operating income	$4.26	$3.56	$1.88
Diluted earnings per share:
Net income	$4.92	$3.98	$4.43
Operating income	$4.17	$3.47	$1.82
Weighted average common shares outstanding:
Basic	97,538,319	102,464,715	108,171,435
Diluted	99,591,773	104,865,834	111,209,655
Basic book value per common share	$39.28	$35.11	$31.86
Diluted book value per common share	$38.27	$34.20	$30.86
Annualized return on average equity (ROAE), net income	13.4%	12.2%	15.3%
Annualized ROAE, operating income	11.4%	10.6%	6.3%

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

	Year Ended December 31,
	2014	2013	2012
	($ in millions, except per share data)
Net income	$490.3	$417.9	$493.0
Add after tax effect of:
Net realized investment gains	(76.2)	(61.9)	(291.1)
Foreign exchange loss	1.0	8.0	0.8
Operating income	$415.1	$364.0	$202.7
Basic per share data:
Net income	$5.03	$4.08	$4.56
Add after tax effect of:
Net realized investment gains	(0.78)	(0.60)	(2.69)
Foreign exchange loss	0.01	0.08	0.01
Operating income	$4.26	$3.56	$1.88
Diluted per share data:
Net income	$4.92	$3.98	$4.43
Add after tax effect of:
Net realized investment gains	(0.76)	(0.59)	(2.62)
Foreign exchange loss	0.01	0.08	0.01
Operating income	$4.17	$3.47	$1.82

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of December 31,
	2014	2013	2012
	($ in millions, except share and per share data)
Price per share at period end	$37.92	$37.60	$26.27
Total shareholders’ equity	$3,778.3	$3,519.8	$3,326.3
Basic common shares outstanding	96,195,482	100,253,646	104,393,343
Add:
Unvested restricted share units	502,506	143,697	405,369
Performance based equity awards	616,641	804,519	1,457,919
Employee share purchase plan	42,176	55,596	32,250
Dilutive options/warrants outstanding	2,426,674	2,928,312	3,673,821
Weighted average exercise price per share	$16.41	$16.07	$15.67
Deduct:
Options bought back via treasury method	(1,050,151)	(1,251,687)	(2,191,956)
Common shares and common share equivalents outstanding	98,733,328	102,934,083	107,770,746
Basic book value per common share	$39.28	$35.11	$31.86
Diluted book value per common share	$38.27	$34.20	$30.86

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

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Opening shareholders’ equity	$3,519.8	$3,326.3	$3,149.0
Deduct: accumulated other comprehensive income	—	—	(14.5)
Adjusted opening shareholders’ equity	$3,519.8	$3,326.3	$3,134.5
Closing shareholders’ equity	$3,778.3	$3,519.8	$3,326.3
Deduct: accumulated other comprehensive income	—	—	—
Adjusted closing shareholders’ equity	$3,778.3	$3,519.8	$3,326.3
Average shareholders’ equity	$3,649.1	$3,423.1	$3,230.4
Net income available to shareholders	$490.3	$417.9	$493.0
Annualized return on average shareholders’ equity — net income available to shareholders	13.4%	12.2%	15.3%
Operating income available to shareholders	$415.1	$364.0	$202.7
Annualized return on average shareholders’ equity — operating income available to shareholders	11.4%	10.6%	6.3%

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

Acquisition costs are comprised of commissions, brokerage fees, insurance taxes and other acquisition-related costs such as profit commissions and are reduced for ceding commission income received on our ceded reinsurance. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions earned on ceded reinsurance, (2) deducting the part of deferred acquisition costs relating to the successful acquisition of new and renewal insurance and reinsurance contracts and (3) including the amortization of previously deferred acquisition costs.

General and administrative expenses include personnel expenses including stock-based compensation expense, rent expense, professional fees, information technology costs and other general operating expenses.

Ratios

The Company measures its segment results as underwriting income or loss plus other insurance-related revenue and expenses, which may include the net earnings from our claims administration services operations and other income or expense that is not directly related to our insurance operations. Management measures results for each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written.

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

Reserve for Losses and Loss Expenses

Reserves for losses and loss expenses by segment as of December 31, 2014 and 2013 were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	December 31,		December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in millions)
Case reserves	$937.7	$943.1	$117.8	$107.7	$458.6	$470.1	$1,514.1	$1,520.9
IBNR	2,868.9	2,758.6	450.4	461.0	1,047.8	1,026.0	4,367.1	4,245.6
Reserve for losses and loss expenses	3,806.6	3,701.7	568.2	568.7	1,506.4	1,496.1	5,881.2	5,766.5
Reinsurance recoverables	(1,156.4)	(1,065.5)	(173.2)	(162.8)	(10.7)	(6.2)	(1,340.3)	(1,234.5)
Net reserve for losses and loss expenses	$2,650.2	$2,636.2	$395.0	$405.9	$1,495.7	$1,489.9	$4,540.9	$4,532.0

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as case reserves, and reserves for IBNR. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. IBNR reserves relate primarily to unreported events that, based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company. IBNR reserves also relate to estimated development of reported events that based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to reach our attachment point and are reasonably likely to result in a loss to our company. We also include in IBNR changes in the values of claims that have been reported to us but are not yet settled. Each claim is settled individually based upon its merits and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for losses and loss expenses include significant estimates for IBNR reserves.

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

Our casualty insurance and casualty reinsurance lines of business include general liability risks, healthcare and professional liability risks. Claims may be reported or settled several years after the coverage period has terminated for these lines of business (“long-tail lines”), which increases uncertainties of our reserve estimates in such lines. In addition, our attachment points for these long-tail lines can be relatively high, making reserving for these lines of business more difficult than short-tail lines due to having to estimate whether the severity of the estimated losses will exceed our attachment point. We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks supplemented by our own experience. For expected loss ratio selections, we are giving increasing consideration to our existing experience supplemented with analysis of loss trends, rate changes and experience of peer companies.

Our reinsurance treaties are reviewed individually, based upon individual characteristics and loss experience emergence. Loss reserves on assumed reinsurance often have unique features that make them more difficult to estimate than direct insurance. We establish loss reserves upon receipt of advice from a cedent that a reserve is merited. Our claims staff may establish additional loss reserves where, in their judgment, the amount reported by a cedent is potentially inadequate. The following are the most significant features that make estimating loss reserves on assumed reinsurance difficult:

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

The expected loss ratios that we assign to each treaty are based upon analysis and modeling performed by a team of pricing actuaries. The historical data reviewed by the team of pricing actuaries is considered in setting the reserves for each cedent. The historical data in the submissions is matched against our carried reserves for our historical treaty years.

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

Paid Loss Development Method.   We estimate ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a consistent rate. The paid loss development method provides an objective test of reported loss projections because paid losses contain no reserve estimates. In some circumstances, paid losses for recent periods may be too varied for accurate predictions. For many coverages, especially casualty coverages, claim payments are made slowly and it may take years for claims to be fully reported and settled. These payments may be unreliable for determining future loss projections because of shifts in settlement patterns or because of large settlements in the early stages of development. Choosing an appropriate “tail factor” to determine the amount of payments from the latest development period to the ultimate development period may also require considerable judgment, especially for coverages that have long payment patterns. When necessary, we have had to supplement our paid loss development patterns with appropriate benchmarks.

Reported Loss Development Method.   We estimate ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than the paid loss development method. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are reported relatively early and have case loss reserve estimates established. This method assumes that reserves have been established using consistent practices over the historical period that is reviewed. Changes in claims handling procedures, large claims or significant numbers of claims of an unusual nature may cause results to be too varied for accurate forecasting. Also, choosing an appropriate “tail factor” to determine the change in reported loss from the latest development period to the ultimate development period may require considerable judgment. When necessary, we have had to supplement our reported loss development patterns with appropriate benchmarks.

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

During 2014, 2013 and 2012, we adjusted our reliance on actuarial methods utilized for certain casualty lines of business and loss years within each of our operating segments shifting from the expected loss ratio method to the Bornhuetter-Ferguson reported loss method to varying degrees depending on the class of business, for example excess casualty versus primary casualty, and how old the loss year is. Placing greater reliance on more responsive actuarial methods for certain casualty lines of business and loss years within each of our operating segments is a natural progression as we mature as a company and gain sufficient historical experience of our own that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for certain older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient experience to utilize other acceptable actuarial methodologies.

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

For short-tail lines, the primary assumption that changed during both 2014 as compared to 2013 and 2013 as compared to 2012 as it relates to prior year losses was actual paid and reported loss emergence patterns were generally less severe than estimated for each year due to lower frequency and severity of reported losses. As a result of this change, we recognized net favorable prior year reserve development in both 2014 and 2013.

During the years ended December 31, 2014, 2013 and 2012, we incurred $65.0 million, $13.5 million and $179.6 million of catastrophe-related losses. In addition, during the year ended December 31, 2012 we recognized $36.0 million related to drought losses on the U.S. crop reinsurance book. We classify catastrophe losses as those losses that result from a major singular event or series of similar events (such as tornadoes) which are assigned a catastrophe loss number by industry data services, where our consolidated losses are expected to be at least $10 million per net loss event or series of similar events and where we believe it is important to our investors’ understanding of our operations.

We will continue to evaluate and monitor the development of these losses and the impact it has on our current and future assumptions. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

The selection of the expected loss ratios for the long-tail lines is our most significant assumption. Due to the lengthy reporting pattern of long-tail lines, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns in addition to our own experience. For our older loss years that are long-tail lines, the primary assumption that changed during both 2014 as compared to 2013 and 2013 as compared to 2012 as it relates to prior year losses was using the Bornhuetter-Ferguson loss development method for certain casualty lines of business and loss years as discussed previously. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the expected loss ratio, we recognized net favorable prior year reserve development in 2014, 2013 and 2012. For the years ended December 31, 2014, and 2013, we recorded a decrease in losses and loss expenses of $159.7 million and $110.5 million, respectively, as a result of shifting from the expected loss ratio method to the Bornhuetter-Ferguson method for older loss years. Also during 2014, actual paid and reported loss emergence was more severe than estimated in our North American Insurance segment for the 2011 through 2013 loss years. The additions to the 2011 through 2013 loss years are consistent with our practice of addressing unfavorable loss emergence early in our long-tail lines of business. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

Our overall change in the loss reserve estimates related to prior years increased as a percentage of total carried reserves during 2014. During 2014 we had a net decrease of $212.6 million, or 4.7%, on an opening carried reserve base of $4,532.0 million, net of reinsurance recoverables. During 2013 we had a net decrease of $180.3 million, or 4.0%, on an opening carried reserve base of $4,504.4 million, net of reinsurance recoverables. We believe that these changes are reasonable given the long-tail nature of our business.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long-tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is the reasonably possible variance in the expected loss ratios for older loss years. As of December 31, 2014 and 2013, we believe the reasonably possible variances in our expected loss ratio in percentage points for our loss years are as follows:

	As of December 31,
Loss Year	2014	2013
2006	—%	2.0%
2007	2.0%	4.0%
2008	4.0%	6.0%
2009	6.0%	8.0%
2010	8.0%	10.0%
2011	10.0%	10.0%
2012	10.0%	10.0%
2013	10.0%	10.0%
2014	10.0%	N/A

The change in the reasonably possible variance for the 2006 through 2010 loss years in 2014 compared to 2013 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2014 and additional development of losses. As we gain more information and experience about our losses we are able to refine our estimate of the ultimate loss and as a result the reasonably possible variance in our losses is reduced. We believe the reasonably possible change in our loss reserves for the recent years is appropriate as we are relying on less information and experience about how the losses will ultimately develop compared to the older loss years. The total reasonably possible variance of our expected loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was five percentage points as of December 31, 2014. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide.

If our final casualty insurance and reinsurance loss ratios vary by five percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $687.9 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and total shareholders’ equity of approximately $687.9 million. As of December 31, 2014, this represented approximately 18% of total shareholders’ equity.

In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also increase or decrease by approximately $687.9 million after reinsurance recoverable. If our obligations were to increase, we believe we currently have sufficient cash and investments to meet those obligations.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2014:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$3,806.6	$3,009.9	$4,222.2
Global Markets Insurance	568.2	462.9	628.0
Reinsurance	1,506.4	1,213.5	1,698.4
Consolidated(1)	5,881.2	4,781.7	6,453.2

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,650.2	$2,089.5	$2,989.0
Global Markets Insurance	395.0	324.9	438.2
Reinsurance	1,495.7	1,206.1	1,687.5
Consolidated(1)	4,540.9	3,705.2	5,029.9

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Our selection of the actual carried reserves has typically been above the midpoint of the range. As of December 31, 2014, we were 4.0% above the midpoint of the consolidated net loss reserve range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.

Ceded Reinsurance

We cede insurance to external reinsurers in order to limit our maximum loss, to protect against concentration of risk within our portfolio and to manage our exposure to catastrophic events. Because the ceding of insurance does not discharge us from our primary obligation to the insureds, we remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements. Therefore, we regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No material provision has been made for unrecoverable reinsurance as of December 31, 2014 and 2013 as we believe that all reinsurance balances will be recovered.

When we reinsure a portion of our exposures, we pay reinsurers a portion of premiums received on the reinsured policies. The following table illustrates our gross premiums written, ceded premiums written and net premiums written:

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Gross premiums written	$2,935.4	$2,738.7	$2,329.3
Premiums ceded	(613.3)	(618.2)	(491.5)
Net premiums written	$2,322.1	$2,120.5	$1,837.8
Ceded as a percentage of gross	20.9%	22.6%	21.1%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Ceded premiums written	$(613.3)	$(618.2)	$(491.5)
Ceded premiums earned	$(593.6)	$(554.6)	$(440.8)
Losses and loss expenses ceded	296.8	243.5	252.6
Acquisition costs ceded	142.8	121.1	97.3

We had net cash outflows relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $261.8 million, $294.5 million and $247.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net cash outflows in all years are reflective of less losses that were recoverable under our reinsurance coverages than we paid in premiums.

Our reinsurance treaties are generally purchased on an annual basis and are therefore subject to yearly renegotiation. The treaties typically specify ceding commissions, and may include provisions for minimum contractual premiums, required reporting to the reinsurers, responsibility for taxes, arbitration of disputes and the posting of security for the reinsurance recoverable under certain circumstances, such as a downgrade in the reinsurer’s financial strength rating. The amount of risk ceded by us to reinsurers is subject to maximum limits which vary by line of business and by type of coverage. We also purchase a limited amount of facultative reinsurance, which provides cover for specified policies, rather than for whole classes of business.

The examples below illustrate the types of treaty reinsurance arrangements in force at December 31, 2014:

•
General Property:   We have purchased both quota share reinsurance for our general property business written in our North American Insurance and Global Markets Insurance segments, as well as excess-of-loss cover providing protection for specified classes of catastrophe. We have also purchased a limited amount of facultative reinsurance, which provides cover for specified general property policies.

•
General Casualty:   We have purchased quota share reinsurance for our general casualty business in our North American Insurance and Global Markets Insurance segments. At year-end 2014, the percentage ceded varied by location of writing office, with a larger cession being effective for policies written in our Global Markets Insurance segment.

•
Professional Liability:   For professional liability policies, our reinsurance varied by writing office and by policy type. Professional liability policies written in our Bermuda, Europe and Asia offices were quota-share reinsured with cession percentages dependent upon location. Additionally, the professional liability policies written in the United States were reinsured on an excess-of-loss basis.

•	Healthcare: We purchased quota share and excess-of-loss reinsurance protection for our healthcare line of business written by our Bermuda and U.S. offices, respectively.

The following table illustrates our reinsurance recoverable as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	($ in millions)
Ceded case reserves	$232.6	$225.8
Ceded IBNR reserves	1,107.7	1,008.7
Reinsurance recoverable	$1,340.3	$1,234.5

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

As of December 31, 2014, approximately 99% of ceded case reserves and ceded IBNR were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher. The following table shows a breakdown of our reinsurance recoverables by credit rating as of December 31, 2014:

	As of December 31, 2014
A.M Best Rating:	Ceded Case Reserves	Ceded IBNR	Reinsurance Recoverable	Reinsurance Recoverable on Paid Losses	Collateral
	($ in millions)
A++	$25.6	$47.3	$72.9	$0.5	$1.1
A+	108.8	652.0	760.8	46.3	108.9
A	95.4	393.4	488.8	36.6	39.8
A-	—	3.2	3.2	0.2	—
B++	2.8	—	2.8	—	—
NR	—	11.8	11.8	2.5	11.3
Total	$232.6	$1,107.7	$1,340.3	$86.1	$161.1

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves.

The following table shows our reinsurance recoverables by operating segment as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	($ in millions)
North American Insurance	$1,156.4	$1,065.5
Global Markets Insurance	173.2	162.8
Reinsurance	10.7	6.2
Total	$1,340.3	$1,234.5

Our reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves. The reasonably possible variance of our expected ceded loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was seven percentage points as of December 31, 2014.

If our final casualty insurance ceded loss ratios vary by seven percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $196.1 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and shareholders’ equity of approximately $196.1 million. As of December 31, 2014, this amount represented approximately 5% of total shareholders’ equity.

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

As of December 31, 2014, our changes in quota share premium estimates have been adjustments of 2%, 7% and 15% for the 2013, 2012 and 2011 treaty years, respectively. For the 2014 treaty year, if we assume the average change of premium estimates for the past three years was a 8% change then it is reasonably likely that our gross premiums written in our Reinsurance segment would increase or decrease by $35.5 million over the next three years. There would also be a related increase or decrease in loss and loss expenses and acquisition costs due to the increase or decrease in gross premiums written.

Total premiums estimated on quota share reinsurance contracts for the years ended December 31, 2014, 2013 and 2012 represented approximately 15%, 16% and 13%, respectively, of consolidated gross premiums written.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.

Fair Value of Financial Instruments

In accordance with U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and "other invested assets". Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2014 and what level within the U.S. GAAP fair value hierarchy the valuation technique resides.

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

Equity securities:   Comprised of U.S. and foreign common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Foreign mutual funds where the net asset value ("NAV") is not provided on a daily basis are included in the Level 3 fair value hierarchy.

Other invested assets:   Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the NAV of the funds as reported by the fund manager. The fair values of these investments are included in the Level 3 fair value hierarchy as we believe the NAV is an unobservable input and these securities are not redeemable in the near term. The Company does not measure its investments that are accounted for using the equity method of accounting at fair value.

Derivative instruments:   The fair value of foreign exchange contracts and interest rate futures and swaps are priced from quoted market prices for similar exchange-traded derivatives and pricing valuation models that utilize independent market data inputs. The fair value of derivatives are included in the Level 2 fair value hierarchy.

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2014 and 2013:

	As of December 31, 2014			As of December 31, 2013
	Fair Value	Percentage of Total	Fair Value Hierarchy Level	Fair Value	Percentage of Total	Fair Value Hierarchy Level
	($ in millions)			($ in millions)
Barclays indices	$3,848.9	63.4%	1 and 2	$3,447.4	56.5%	1 and 2
Reuters pricing service	762.6	12.6%	2	893.5	14.6%	2
Interactive Data Pricing	571.4	9.4%	2	418.0	6.9%	2
Merrill Lynch indices	330.0	5.4%	2	302.5	5.0%	2
Broker-dealer quotes	237.2	3.9%	3	240.8	3.9%	3
International indices	170.2	2.8%	2	245.8	4.0%	2
Other sources	148.7	2.5%	2	552.9	9.1%	2
	$6,069.0	100.0%		$6,100.9	100.0%

The following summarizes the valuation techniques used by each each of our major pricing sources:

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

Broker-dealer quotes:   We also utilize broker-dealers to price our agency and non-agency mortgage-backed and asset-backed securities. The pricing sources include JP Morgan Securities Inc., Morgan Stanley and Co., Wells Fargo, Inc. and other broker-dealers. When broker-dealer quotes are utilized it is primarily due to the fact that the particular broker-dealer was involved in the initial pricing of the security.

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

We utilize independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, we obtained two or more prices per security as of December 31, 2014. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker quotes, we also obtain prices from our investment portfolio managers and other sources (e.g., another pricing vendor), and compare the prices obtained from the independent pricing sources to those obtained from our investment portfolio managers and other sources. We investigate any material differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2014.

There have been no material changes to any of our valuation techniques from those used as of December 31, 2013. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

Goodwill and Other Intangible Asset Impairment Valuation

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets, other than goodwill, consist of renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States. The following is a summary of our goodwill and other intangible assets as of December 31, 2014 and 2013:

				Carrying Value As of December, 31,
Source of Goodwill or Intangible Asset	Year Acquired	Finite or Indefinite	Estimated Useful Life	2014	2013
				($ in millions)
Goodwill(1)	2008	Indefinite	N/A	$3.9	$3.9
Goodwill(2)	2008	Indefinite	N/A	264.5	264.5
Goodwill(3)	2014	Indefinite	N/A	9.9	—
Total goodwill				$278.3	$268.4
Insurance licenses(4)	2002	Indefinite	N/A	$3.9	$3.9
Insurance licenses(1)	2008	Indefinite	N/A	12.0	12.0
Insurance licenses(2)	2008	Indefinite	N/A	8.0	8.0
Distribution network(2)	2008	Finite	15 years	22.4	24.9
Total intangible assets				$46.3	$48.8

(1)	Related to the acquisition of Finial Insurance Company.

(2)	Related to the acquisition of Allied World Underwriters, Inc. ("AW Underwriters") (f/k/a Darwin Professional Underwriters, Inc.)

(3)	Related to the acquisition of the remaining interest in a claims administration services company we did not own.

(4)	Related to the acquisition of Allied World National Assurance Company and Allied World Assurance Company (U.S.) Inc.

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

As a result of our evaluation, we determined that there was no impairment to the carrying value of our intangible assets with finite lives for the year ended December 31, 2014.

For indefinite lived intangible assets we do not amortize the intangible asset but test these intangible assets for impairment by comparing the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. The factors we consider to determine if an impairment exists are similar to factors noted above. As a result of our evaluation, we determined that there was no impairment to the carrying value of our indefinite lived intangible assets for the year ended December 31, 2014.

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

We have determined that the goodwill arising from the acquisition of AW Underwriters and the claims administration services company should be allocated to the U.S. direct insurance operations reporting unit of the North American Insurance segment as the assets employed and the liabilities relate to the U.S. direct insurance operations. All the insurance operations of AW Underwriters and the claims administration services company are included into the North American Insurance segment.

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

The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge in the consolidated statements of operations and comprehensive income.

During 2014, we elected to bypass the qualitative assessment and performed the first step of the goodwill impairment testing on the goodwill.

The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform a discounted cash flow analysis. The discounted cash value may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Such analyses are particularly sensitive to changes in discount rates, growth rates, projected losses, mix of business and investment rates. Changes to these assumptions might result in material changes in the valuation and determination of the recoverability of goodwill. For example, an increase in the rate used to discount cash flows will decrease the discounted cash flow value.

Based on our analysis, the point estimate fair value of the U.S. direct insurance operations reporting unit, using both a discounted cash flow model and market multiple model, was in excess of its carrying value by approximately 19% as of the September 30, 2014 measurement date. As a result, we concluded there was no implied goodwill impairment, and therefore, no step two goodwill impairment testing was required.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Revenues
Gross premiums written	$2,935.4	$2,738.7	$2,329.3
Net premiums written	$2,322.1	$2,120.5	$1,837.8
Net premiums earned	$2,182.7	$2,005.8	$1,748.9
Net investment income	176.9	157.6	167.1
Net realized investment gains	89.0	59.5	306.4
Other income	2.1	—	—
	$2,450.7	$2,222.9	$2,222.4
Expenses
Net losses and loss expenses	$1,199.2	$1,123.2	$1,139.3
Acquisition costs	295.1	252.7	205.7
General and administrative expenses	365.7	352.3	307.3
Other expense	8.6	—	—
Amortization of intangible assets	2.5	2.5	2.5
Interest expense	57.8	56.5	55.4
Foreign exchange loss	1.0	8.0	0.8
	$1,929.9	$1,795.2	$1,711.0
Income before income taxes	520.8	427.7	511.4
Income tax expense	30.5	9.8	18.4
Net income	$490.3	$417.9	$493.0
Ratios
Loss and loss expense ratio	54.9%	56.0%	65.1%
Acquisition cost ratio	13.5%	12.6%	11.8%
General and administrative expense ratio	16.8%	17.6%	17.6%
Expense ratio	30.3%	30.2%	29.4%
Combined ratio	85.2%	86.2%	94.5%

Comparison of Years Ended December 31, 2014 and 2013

Premiums

Gross premiums written increased by $196.7 million, or 7.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The overall increase in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written in our North American Insurance segment increased by $143.9 million, or 9.2%, for the year ended December 31, 2014 compared to 2013. The increase in gross premiums written was primarily due to new business, both from existing lines and new lines, combined with premium rate increases across all lines of business except for our property line of business. We experienced rate decreases in our general property line of business due to the low level of reported loss activity during the year and increased competition. This growth was partially offset by the non-renewal of business, particularly in our healthcare line of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•
Global Markets Insurance : Gross premiums written in our Global Markets Insurance segment increased by $47.9 million, or 20.6%, for the year ended December 31, 2014 compared to 2013. The increase was primarily due to continued growth across all existing lines of business and new lines of business, such as marine cargo and onshore construction. This growth was partially offset by the non-renewal of business across several lines of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition; and

•
Reinsurance: Gross premiums written in our Reinsurance segment increased by $4.8 million, or 0.5%, for the year ended December 31, 2014 compared to 2013. The increase in gross premiums written was driven primarily by new business and increased renewals across several major lines of business partially offset by non-renewals of certain treaties, particularly in our casualty reinsurance line of business, either due to poor terms and conditions or the cedents retaining more of their own business.

The table below illustrates our gross premiums written by underwriting location for each of the years indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in millions)
United States	$1,795.6	$1,636.0	$159.6	9.8%
Bermuda	640.9	676.2	(35.3)	(5.2)%
Europe	318.6	264.9	53.7	20.3%
Asia Pacific	167.3	161.6	5.7	3.5%
Canada	13.0	—	13.0	n/a
	$2,935.4	$2,738.7	$196.7	7.2%

Net premiums written increased by $201.6 million, or 9.5%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net premiums written was due to the increase in gross premiums written and a decrease in ceded premiums written related to various reinsurance protections. We ceded 20.9% of gross premiums written for the year ended December 31, 2014 compared to 22.6% in 2013. The decrease was primarily due to the lower ceded premiums written for our property catastrophe reinsurance protection, and retaining more of our gross premiums written in both of our North American Insurance and Global Markets Insurance segments in the current period than in the prior period.

Net premiums earned increased by $176.9 million, or 8.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 consistent with the higher net premiums written in 2014. Each of our operating segments had higher net premiums earned during the year ended December 31, 2014 compared to the year ended December 31, 2013.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
North American Insurance	58.4%	57.4%	51.0%	51.0%
Global Markets Insurance	9.6%	8.5%	7.4%	6.3%
Reinsurance	32.0%	34.1%	41.6%	42.7%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $19.3 million, or 12.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to higher income from our fixed maturity investments. As of December 31, 2014, we held 11.2% of our total investments and cash equivalents in "other invested assets" compared to 10.9%

as of December 31, 2013. The book yield of the investment portfolio for the years ended December 31, 2014 and 2013 was 2.1% and 1.9%, respectively. Our average duration decreased from 2.4 years as of December 31, 2013 to 2.0 years as of December 31, 2014.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Year Ended December 31,
	2014	2013
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$30.9	$30.6
Equity securities, trading	46.2	48.9
Other invested assets: hedge funds and private equity, trading	70.1	27.8
Total net realized gains on sale	147.2	107.3
Net realized and unrealized (losses) gains on derivatives	(39.0)	9.5
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(1.7)	(117.6)
Equity securities, trading	0.4	4.3
Other invested assets: hedge funds and private equity, trading	(17.9)	56.0
Total mark-to-market (losses) gains	(19.2)	(57.3)
Net realized investment gains	$89.0	$59.5

The total return of our investment portfolio was 3.1% and 2.6% for the years ended December 31, 2014 and 2013, respectively. The increase in total return was primarily due to lower mark-to-market losses on our fixed maturity investments due to lower interest rates and tighter credit spreads during the year ended December 31, 2014 compared to the year ended December 31, 2013. Equity securities and other invested assets continued to have a positive impact on the total return for both the years ended December 31, 2014 and 2013. The realized and unrealized losses on derivatives for the year ended December 31, 2014 were the result of selling interest rate future and swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during the year, we recorded a loss related to these interest rate future and swap contracts.

Other Income

Other income represents the revenue of our third-party claims administration services that we acquired in the current year.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $76.0 million, or 6.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
	($ in millions)
Non-catastrophe	$1,346.8	61.6%	$1,290.0	64.3%	$56.8	(2.7)	Pts
Property catastrophe	65.0	3.0	13.5	0.7	51.5	2.3
Current year	1,411.8	64.6	1,303.5	65.0	108.3	(0.4)
Prior year	(212.6)	(9.7)	(180.3)	(9.0)	(32.3)	(0.7)
Net losses and loss expenses	$1,199.2	54.9%	$1,123.2	56.0%	$76.0	(1.1)	Pts

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The current year non-catastrophe losses and loss expenses increased by $56.8 million primarily due to the growth of our operations across each of our operating segments. The decrease in the current year non-catastrophe losses and loss expense ratio was primarily due to lower reported large non-catastrophe property losses and a higher reduction in IBNR loss reserves for current year property losses during the year ended December 31, 2014 compared to the year ended December 31, 2013 in our Reinsurance segment.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2014, we incurred $65.0 million in catastrophe-related losses compared to $13.5 million of catastrophe-related losses during the year ended December 31, 2013. The catastrophe related losses during 2014 were related to Hurricane Odile ($18.0 million), hailstorm in Brisbane, Australia ($12.5 million), Property Claims Services designated storm #45 in the Midwestern U.S. ("PCS storm #45") ($12.5 million), Windstorm Ela ($12.0 million) and Typhoon Rammasun ($10.0 million). Of the $65.0 million of catastrophe-related losses incurred during the year ended December 31, 2014, $4.0 million, $11.0 million and $50.0 million was incurred in our North American Insurance, Global Markets Insurance and Reinsurance segments, respectively. The catastrophe-related losses during 2013 were related to Typhoon Fitow in China, which was incurred in our Reinsurance segment.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $212.6 million during the year ended December 31, 2014 compared to net favorable reserve development of $180.3 million for the year ended December 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2004 and prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
North American Insurance	$0.9	$4.4	$(20.2)	$(31.4)	$4.5	$(54.7)	$(27.7)	$10.4	$13.2	$32.2	$(68.4)
Global Markets Insurance	(2.0)	(1.0)	(2.4)	(4.3)	(10.6)	(12.2)	(13.7)	(6.9)	3.2	(3.7)	(53.6)
Reinsurance	(1.7)	8.7	(2.6)	(3.3)	(4.0)	(2.5)	(2.8)	(10.1)	1.7	(74.0)	(90.6)
	$(2.8)	$12.1	$(25.2)	$(39.0)	$(10.1)	$(69.4)	$(44.2)	$(6.6)	$18.1	$(45.5)	$(212.6)

The net unfavorable prior year reserve development in our North American Insurance segment for the 2011 through 2013 loss years was primarily related to our healthcare line of business and was due to higher than expected loss frequency and severity. The net favorable reserve development in our Reinsurance segment primarily related to our property line of business for the 2013 loss year due to benign global property catastrophe activity.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
North American Insurance	$13.0	$(6.4)	$(6.5)	$(17.3)	$(40.8)	$(40.7)	$(17.8)	$(29.1)	$27.5	$72.1	$(46.0)
Global Markets Insurance	(0.5)	(1.1)	(2.7)	(8.3)	(7.9)	(4.8)	(5.4)	(3.3)	(1.9)	(2.4)	(38.3)
Reinsurance	(0.7)	(4.3)	(4.8)	0.7	0.8	(6.7)	(3.2)	(5.2)	(18.8)	(53.8)	(96.0)
	$11.8	$(11.8)	$(14.0)	$(24.9)	$(47.9)	$(52.2)	$(26.4)	$(37.6)	$6.8	$15.9	$(180.3)

The unfavorable reserve development for the 2011 and 2012 loss years for our North American Insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit directors and officers ("D&O"), healthcare and errors and omissions ("E&O") products. The healthcare emergence was largely driven by several claims, as well as higher than expected loss emergence on reported claims. The emergence in the E&O and private/not for profit D&O was due to higher than expected loss frequency.

The following table shows the components of net losses and loss expenses for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		Dollar Change
	2014	2013
	($ in millions)
Net losses paid	$1,173.3	$1,089.6	$83.7
Net change in reported case reserves	3.4	(3.8)	7.2
Net change in IBNR	22.5	37.4	(14.9)
Net losses and loss expenses	$1,199.2	$1,123.2	$76.0

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables:

	Year Ended December 31,
	2014	2013
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,532.0	$4,504.4
Incurred related to:
Current year non-catastrophe	1,346.8	1,290.0
Current year property catastrophe	65.0	13.5
Prior year	(212.6)	(180.3)
Total incurred	1,199.2	1,123.2
Paid related to:
Current year non-catastrophe	153.1	115.6
Current year property catastrophe	18.7	—
Prior year	1,001.5	974.0
Total paid	1,173.3	1,089.6
Foreign exchange revaluation	(17.0)	(6.0)
Net reserve for losses and loss expenses, December 31	4,540.9	4,532.0
Losses and loss expenses recoverable	1,340.3	1,234.5
Reserve for losses and loss expenses, December 31	$5,881.2	$5,766.5

Acquisition Costs

Acquisition costs increased by $42.4 million, or 16.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Reinsurance segments. Acquisition costs as a percentage of net premiums earned were 13.5% for the year ended December 31, 2014 compared to 12.6% for 2013. The increase in the acquisition cost ratio was primarily driven by the increased profit commissions we pay related to our collateralized property catastrophe reinsurance program in our Reinsurance segment, as well as higher commissions charged by brokers in our North American Insurance segment.

General and Administrative Expenses

General and administrative expenses increased by $13.4 million, or 3.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in general and administrative expenses was primarily due to increased salary and related costs as average headcount increased to support our continued growth, particularly in our direct insurance operations, as well as higher building-related costs driven by the increased head count. Our general and administrative expense ratio was 16.8% for the year ended December 31, 2014 compared to 17.6% for the year ended December 31, 2013.

Other Expense

Other expense represents the expenses of our third-party claims administration services that we acquired in the current year and the transaction-related costs incurred for the expected acquisition of the Hong Kong and Singapore operations of RSA.

Amortization of Intangible Assets

The amortization of intangible assets remained the same for 2014 and 2013. We have one intangible asset that we amortize over its useful life that will continue to amortize over the next nine years.

Interest Expense

Interest expense increased by $1.3 million, or 2.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Foreign Exchange Loss

The foreign exchange loss decreased by $7.0 million, or 87.5%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was the result of the strengthening of the U.S. dollar relative to other major currencies during the current period.

Income Tax Expense

Corporate income tax expense or benefit is generated through our operations in Australia, Canada, Europe, Hong Kong, Singapore and the United States. Our income tax expense or benefit may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods principally due to the geographic location of the business written, the mix of business and the profitability of such business; the geographic location of investment income; the geographic location of net losses and loss expenses incurred; and the amount of inter-company reinsurance utilized for rating agency purposes.

Income tax expense increased by $20.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to higher taxable income in our U.S. operations.

Net Income

Net income for the year ended December 31, 2014 was $490.3 million compared to $417.9 million for the year ended December 31, 2013. The $72.4 million increase was primarily the result of higher underwriting income from our insurance and reinsurance operations and higher realized investment gains.

Comparison of Years Ended December 31, 2013 and 2012

Premiums

Gross premiums written increased by $409.4 million, or 17.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The overall increase in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written in our North American Insurance segment increased by $196.4 million, or 14.3%, for the year ended December 31, 2013 compared to 2012. The increase in gross premiums written was primarily driven by higher production in our U.S. direct insurance operations. The higher gross premiums written in our U.S. direct insurance operations was due to new business across most lines that added $414.7 million during the year, combined with premium rate increases in all lines of business. This was particularly evident in our property and casualty lines of business that had an overall increase in gross premiums written of $183.1 million. This growth was partially offset by the non-renewal of business, particularly in our healthcare and private/not for profit D&O lines of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition;

•
Global Markets Insurance: Gross premiums written in our Global Markets Insurance segment increased by $39.6 million, or 20.5%, for the year ended December 31, 2013 compared to 2012. The increase was primarily due to new business from existing lines and from newer initiatives, such as small- to medium-sized enterprise ("SME") insurance products, and our expansion into aviation in 2013, which generated $30.5 million in premiums. The professional liability and healthcare lines of business added $10.7 million and $5.7 million, respectively, with increased participations on renewing business, as well as new business. However, this growth was partially offset by non-recurring premiums in our trade credit line of business recorded in 2012 and lower rates across most lines of business; and

•
Reinsurance: Gross premiums written in our Reinsurance segment increased by $173.5 million, or 22.8%. The increase in gross premiums written was primarily due to the growth in our property and specialty lines of business. The growth of the property reinsurance line of business related to new business across all geographic locations, as well as increased business through Aeolus Re. Our specialty reinsurance line of business increased primarily due to growth in our crop reinsurance and marine and aviation reinsurance lines of business.

The table below illustrates our gross premiums written by underwriting location for each of the years indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
United States	$1,636.0	$1,360.2	$275.8	20.3%
Bermuda	676.2	611.4	64.8	10.6%
Europe	264.9	228.8	36.1	15.8%
Asia Pacific	161.6	128.9	32.7	25.4%
	$2,738.7	$2,329.3	$409.4	17.6%

Net premiums written increased by $282.7 million, or 15.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net premiums written was due to the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 22.6% of gross premiums written for the year ended December 31, 2013 compared to 21.1% in 2012. The increase was primarily due to our purchase of a new collateralized retrocessional catastrophe cover in our Reinsurance segment and a new property catastrophe coverage for North American Insurance and Global Markets Insurance segments, as well as quota share reinsurance treaties on new product lines. Both of these reinsurance coverages increased the ceded percentage by 1.2% percentage points.

Net premiums earned increased by $256.9 million, or 14.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 consistent with the higher net premiums written in 2013.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
North American Insurance	57.4%	59.1%	51.0%	51.1%
Global Markets Insurance	8.5%	8.3%	6.3%	6.6%
Reinsurance	34.1%	32.6%	42.7%	42.3%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $9.5 million, or 5.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was due to lower net investment income on our fixed maturity investments as we have increased the allocation of our investment portfolio to "other invested assets", which contribute to our total return but carry little or no current yield. This was partially offset by an increase of $14.6 million of net investment income related to our equity method investments that we invested in at the end of 2012, as well as higher net investment income from our equity securities, hedge funds and private equity investments. As of December 31, 2013, we held 10.9% of our total investments and cash equivalents in "other invested assets" compared to 8.9% as of December 31, 2012.

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

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Year Ended December 31,
	2013	2012
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$30.6	$120.3
Equity securities, trading	48.9	13.9
Other invested assets: hedge funds and private equity, trading	27.8	(2.3)
Total net realized gains on sale	107.3	131.9
Net realized and unrealized gains (losses) on derivatives	9.5	(3.6)
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(117.6)	106.3
Equity securities, trading	4.3	33.0
Other invested assets: hedge funds and private equity, trading	56.0	38.8
Total mark-to-market (losses) gains	(57.3)	178.1
Net realized investment gains	$59.5	$306.4

The total return of our investment portfolio was 2.6% and 5.5% for the years ended December 31, 2013 and 2012, respectively. The decrease in total return was primarily due to mark-to-market losses on our fixed maturity investments and lower mark-to-market gains on our equity securities. The mark-to-market losses on our fixed maturity investments were caused by higher interest rates partially offset by tightening credit spreads on our fixed income portfolio. As yields rise, prices fall and that can result in mark-to-market losses, as well as lower realized gains on the sale of fixed maturity securities. During the year, the yield on the 10-year U.S. treasury increased by 118 basis points. The rising interest rate environment also negatively impacted our dividend focused equity portfolio, which underperformed the S&P 500 for the period. The investment portfolio return for the year ended December 31, 2012 benefited from the favorable financial, economic and business environment during the year and the absence of significant market events. Equity markets performed well, with the S&P 500 up over 13% during 2012. Fixed income securities also benefited from the U.S. Federal Reserve’s continued quantitative easing, resulting in spreads tightening during the year.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $16.1 million, or 1.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
	($ in millions)
Non-catastrophe	$1,290.0	64.3%	$1,130.0	64.5%	$160.0	(0.2)	Pts
Property catastrophe	13.5	0.7	179.6	10.3	(166.1)	(9.6)
Current year	1,303.5	65.0	1,309.6	74.8	(6.1)	(9.8)
Prior year	(180.3)	(9.0)	(170.3)	(9.7)	(10.0)	0.7
Net losses and loss expenses	$1,123.2	56.0%	$1,139.3	65.1%	$(16.1)	(9.1)	Pts

(1)	“NPE” means net premiums earned.

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
North American Insurance	$13.0	$(6.4)	$(6.5)	$(17.3)	$(40.8)	$(40.7)	$(17.8)	$(29.1)	$27.5	$72.1	$(46.0)
Global Markets Insurance	(0.5)	(1.1)	(2.7)	(8.3)	(7.9)	(4.8)	(5.4)	(3.3)	(1.9)	(2.4)	(38.3)
Reinsurance	(0.7)	(4.3)	(4.8)	0.7	0.8	(6.7)	(3.2)	(5.2)	(18.8)	(53.8)	(96.0)
	$11.8	$(11.8)	$(14.0)	$(24.9)	$(47.9)	$(52.2)	$(26.4)	$(37.6)	$6.8	$15.9	$(180.3)

The unfavorable reserve development for the 2011 and 2012 loss years for our North American Insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit D&O, healthcare and E&O products. The healthcare emergence was largely driven by several claims, as well as higher than expected loss emergence on reported claims. The emergence in the E&O and private/not for profit D&O was due to higher than expected loss frequency. For long-tail lines, like healthcare, D&O and E&O, it may take several years for a claim to be reported or develop. This could be due to a number of factors, including among others, information becoming available in subsequent periods that allows the insured to report a claim or change in the severity of an already reported claim, or court decisions that define insurance coverages or exclusions differently than intended when the policy was originally bound. These factors contributed to us increasing our reserve for losses and loss expenses in the current period for the 2011 and 2012 loss years, while the absence of these factors and related trend of not experiencing these factors contributed to us decreasing the reserve for losses and loss expenses for the older loss years across each segment.

The favorable reserve development for our Reinsurance segment was due to lower than expected reported losses in our property reinsurance line of business, including favorable loss reserve development related to catastrophic events that occurred in 2010 through 2012.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
North American Insurance	$2.3	$(5.7)	$(2.5)	$(60.4)	$(55.4)	$(18.9)	$(5.7)	$11.0	$52.3	$(83.0)
Global Markets Insurance	(1.2)	(2.8)	(6.7)	(13.3)	(15.5)	(8.8)	(2.2)	(5.4)	(1.0)	(56.9)
Reinsurance	(0.4)	(0.5)	(2.0)	(8.0)	(19.9)	(7.2)	—	5.5	2.1	(30.4)
	$0.7	$(9.0)	$(11.2)	$(81.7)	$(90.8)	$(34.9)	$(7.9)	$11.1	$53.4	$(170.3)

The net favorable reserve development was a result of actual loss emergence being lower than anticipated. The unfavorable reserve development in our North American Insurance segment for the 2010 and 2011 loss years was primarily due to adverse development of $25.1 million on a program that commenced writing in 2008 and was terminated during 2011. We also experienced adverse development for the 2011 loss year for certain products and a loss on an individual claim, estimated to reach our full limit of $20 million, net of reinsurance.

The following table shows the components of net losses and loss expenses for the years ended December 31, 2013 and 2012.

	Year Ended December 31,		Dollar Change
	2013	2012
	($ in millions)
Net losses paid	$1,089.6	$861.0	$228.6
Net change in reported case reserves	(3.8)	131.0	(134.8)
Net change in IBNR	37.4	147.3	(109.9)
Net losses and loss expenses	$1,123.2	$1,139.3	$(16.1)

The increase in net losses paid was due to higher net paid losses for catastrophe losses incurred in prior periods during 2013 compared to 2012. The remaining increase in net paid losses was consistent with the growth of our operating segments.

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

Acquisition Costs

Acquisition costs increased by $47.0 million, or 22.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Reinsurance segments. Acquisition costs as a percentage of net premiums earned were 12.6% for the year ended December 31, 2013 compared to 11.8% for 2012. The increase in the acquisition cost ratio was driven by the increased profit commission and other acquisition cost accruals in our North American Insurance and Reinsurance segments, as well as the impact of the retrocessional reinsurance catastrophe cover in our Reinsurance segment put in place in the current year.  The retrocessional reinsurance catastrophe cover reduced net premiums earned but did not have any offsetting ceding commission income, and therefore caused the acquisition costs ratio to increase.

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

Income Tax Expense

Income tax expense decreased by $8.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily due to the lower income before income taxes from our U.S. operations and a net loss before income taxes from our Swiss operations.

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

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

North American Insurance Segment.   The North American Insurance segment includes our direct specialty insurance operations in the United States, Bermuda and Canada, as well as the company's claim administration services operation. This segment provides both direct property and specialty casualty insurance to North American domiciled accounts.
Global Markets Insurance Segment.   The Global Markets Insurance segment includes our direct insurance operations in Europe and Asia Pacific, which includes offices in Australia, Hong Kong and Singapore. This segment provides both direct property and casualty insurance primarily to non-North American domiciled accounts.
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

North American Insurance Segment

The following table summarizes the underwriting results and associated ratios for the North American Insurance segment for each of the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Revenues
Gross premiums written	$1,716.3	$1,572.4	$1,376.0
Net premiums written	1,230.8	1,082.4	964.2
Net premiums earned	1,111.2	1,023.0	892.7
Expenses
Net losses and loss expenses	$683.8	$651.3	$608.8
Acquisition costs	105.9	94.9	77.7
General and administrative expenses	219.7	209.0	185.2
Underwriting income	101.8	67.8	21.0
Other insurance-related revenue	2.1	—	—
Other insurance-related expenses	1.9	—	—
Segment income	$102.0	$67.8	$21.0
Ratios
Loss and loss expense ratio	61.5%	63.7%	68.2%
Acquisition cost ratio	9.5%	9.3%	8.7%
General and administrative expense ratio	19.8%	20.4%	20.7%
Expense ratio	29.3%	29.7%	29.4%
Combined ratio	90.8%	93.4%	97.6%
Comparison of Years Ended December 31, 2014 and 2013

Premiums.   Gross premiums written increased by $143.9 million, or 9.2%, for the year ended December 31, 2014 compared to 2013. The increase in gross premiums written was primarily due to new business, both from existing lines and new lines, combined with premium rate increases across all lines of business except for our property line of business. We experienced rate decreases in our general property line of business due to the low level of reported loss activity during the year and increased competition. This growth was partially offset by the non-renewal of business, particularly in our healthcare line of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
		($ in millions)
U.S.	$1,309.2	$1,163.2	$146.0	12.6%
Bermuda	394.2	409.2	(15.0)	(3.7)%
Canada	12.9	—	12.9	n/a
	$1,716.3	$1,572.4	$143.9	9.2%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in millions)
General casualty	$549.4	$471.3	$78.1	16.6%
Professional liability	412.6	387.3	25.3	6.5%
General property	223.6	224.2	(0.6)	(0.3)%
Healthcare	203.7	249.1	(45.4)	(18.2)%
Programs	159.5	138.1	21.4	15.5%
Inland marine	67.5	44.4	23.1	52.0%
Environmental	57.6	35.4	22.2	62.7%
Other(1)	42.4	22.6	19.8	87.6%
	$1,716.3	$1,572.4	$143.9	9.2%

(1)	Includes our primary construction and surety lines of business.

Net premiums written increased by $148.4 million, or 13.7%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net premiums written was primarily due to higher gross premiums written and lower premiums ceded. We ceded 28.3% of gross premiums written for the year ended December 31, 2014 compared to 31.2% for 2013. The decrease in the ceded written percentage was primarily due to retaining more of our gross premiums written in several lines of business in the current period than in the prior period.

Net premiums earned increased by $88.2 million, or 8.6%, for the year ended December 31, 2014 compared to 2013. The increase was due to the continued growth of the U.S. direct insurance operations of the North American Insurance segment and lower ceded premiums earned due to the lower premiums ceded.

Net losses and loss expenses.   Net losses and loss expenses increased by $32.5 million, or 5.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Overall, the increase in net losses and loss expenses was primarily due to overall growth of the U.S. direct insurance operations of the North American Insurance segment. This was partially offset by higher net favorable prior year development during 2014 compared to 2013.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$748.2	67.3%	$697.3	68.2%	$50.9	(0.9)	Pts
Property catastrophe	4.0	0.4%	—	—%	4.0	0.4
Current year	752.2	67.7%	697.3	68.2%	54.9	(0.5)
Prior year	(68.4)	(6.2)%	(46.0)	(4.5)%	(22.4)	(1.7)
Net losses and loss expenses	$683.8	61.5%	$651.3	63.7%	$32.5	(2.2)	Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the growth of the U.S. direct insurance operations. The decrease in the current year non-catastrophe losses and loss expenses ratio was primarily due to the change in mix of business with more premiums written in our casualty lines of business in the current year compared to the prior period.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2014, we incurred $4.0 million catastrophe-related losses from Hurricane Odile. We did not incur any significant catastrophe losses during the year ended December 31, 2013.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $68.4 million during the year ended December 31, 2014 compared to net favorable reserve development of $46.0 million for the year ended December 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2004 and prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$7.0	$(2.2)	$(3.4)	$(4.9)	$9.6	$(11.4)	$(2.1)	$(2.1)	$2.8	$8.4	$1.7
Programs	—	—	(0.2)	0.3	0.5	(4.5)	(2.0)	(4.5)	(0.2)	(1.5)	(12.1)
General property	(0.2)	1.2	(1.2)	0.2	(0.7)	(0.5)	0.9	(3.3)	(5.0)	(3.7)	(12.3)
Healthcare	(5.4)	(3.7)	(2.7)	(1.9)	(2.0)	2.6	(15.6)	19.8	8.0	25.7	24.8
Professional liability	(0.5)	9.1	(12.7)	(25.1)	(2.9)	(40.9)	(8.7)	0.5	7.6	5.9	(67.7)
Inland marine	—	—	—	—	—	—	—	(0.3)	(1.4)	(2.6)	(4.3)
Environmental	—	—	—	—	—	—	(0.2)	0.3	1.4	—	1.5
	$0.9	$4.4	$(20.2)	$(31.4)	$4.5	$(54.7)	$(27.7)	$10.4	$13.2	$32.2	$(68.4)

The net unfavorable prior year reserve development for the 2011 through 2013 loss years primarily related to our healthcare line of business primarily due to higher than expected loss frequency and severity. The net favorable development in our professional liability line of business was primarily related to our public D&O class of business due to favorable development on reported claims in the 2006 through 2009 loss years partially offset by adverse development on reported claims in the 2005 loss year.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$17.0	$1.2	$(9.0)	$(4.5)	$(19.2)	$(17.0)	$(2.5)	$(7.0)	$4.4	$3.5	$(33.1)
Programs	—	—	—	(1.4)	(4.3)	(2.2)	(4.8)	(5.6)	0.6	3.1	(14.6)
General property	—	0.9	2.7	2.9	1.0	(2.1)	(5.8)	(4.1)	(6.7)	(12.1)	(23.3)
Healthcare	(3.9)	(2.6)	(2.8)	(4.7)	2.0	(16.1)	1.4	(3.9)	24.4	48.0	41.8
Professional liability	(0.1)	(5.9)	2.6	(9.6)	(20.3)	(3.3)	(6.1)	(8.3)	5.6	28.2	(17.2)
Other	—	—	—	—	—	—	—	(0.2)	(0.8)	1.4	0.4
	$13.0	$(6.4)	$(6.5)	$(17.3)	$(40.8)	$(40.7)	$(17.8)	$(29.1)	$27.5	$72.1	$(46.0)

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

Acquisition costs.   Acquisition costs increased by $11.0 million, or 11.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily caused by increased net premiums earned, higher commission and brokerage rates charged by brokers and lower ceding commission income due the reduction in our ceded reinsurance purchases in the current year. The acquisition cost ratio increased to 9.5% for the year ended December 31, 2014 from 9.3% for 2013 due to the factors noted above.

General and administrative expenses.   General and administrative expenses increased by $10.7 million, or 5.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due to the continued growth of our U.S. direct insurance operations, which drove an increase in salary and related costs, as well as increased costs related to expanding and improving our office space to support this growth. The general and administrative expense ratio decreased to 19.8% for the year ended December 31, 2014 from 20.4% in 2013, due to the increase in net premiums earned outpacing the growth in expenses.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services company that we acquired in the current year.

Comparison of Years Ended December 31, 2013 and 2012

Premiums.   Gross premiums written increased by $196.4 million, or 14.3%, for the year ended December 31, 2013 compared to 2012. The increase in gross premiums written was primarily driven by higher production in our U.S. direct insurance operations. The higher gross premiums written in our U.S. direct insurance operations was due to new business across most lines that added $414.7 million during the year, combined with premium rate increases in all lines of business. This was particularly evident in our property and casualty lines of business that had an overall increase in gross premiums written of $183.1 million. This growth was partially offset by the non-renewal of business, particularly in our healthcare and private/not for profit D&O lines of business, that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
U.S.	$1,163.2	$993.9	$169.3	17.0%
Bermuda	409.2	382.1	27.1	7.1%
	$1,572.4	$1,376.0	$196.4	14.3%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
General casualty	$471.3	$370.0	$101.3	27.4%
Professional liability	387.3	369.5	17.8	4.8%
Healthcare	249.1	269.2	(20.1)	(7.5)%
General property	224.2	211.1	13.1	6.2%
Programs	138.1	105.3	32.8	31.1%
Inland marine	44.4	23.0	21.4	93.0%
Environmental	35.4	26.0	9.4	36.2%
Other(1)	22.6	1.9	20.7	n/m
	$1,572.4	$1,376.0	$196.4	14.3%

(1)	Includes our primary construction and surety lines of business.

Net premiums written increased by $118.2 million, or 12.3%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net premiums written was primarily due to higher gross premiums written. We ceded 31.2% of gross premiums written for the year ended December 31, 2013 compared to 29.9% for 2012. The increase in the ceded written percentage is primarily due to higher quota share cessions on our 2013 renewals for general casualty and general property lines of business and the purchase of new reinsurance in our programs, surety and primary general liability lines of business. We also purchased a new property catastrophe coverage during 2013. These additional reinsurance purchases were partially offset by a reduction in the cost of reinsurance in our professional liability and healthcare lines of business.

Net premiums earned increased by $130.3 million, or 14.6%, for the year ended December 31, 2013 compared to 2012. The increase was primarily due to the growth of our U.S. direct insurance operations during 2013 and 2012.

Net losses and loss expenses.   Net losses and loss expenses increased by $42.5 million, or 7.0%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Overall, the increase in net losses and loss expenses was primarily due to growth in net premiums earned and lower favorable prior year reserve development in 2013 compared to 2012, partially offset by lower property catastrophe losses.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$697.3	68.2%	$594.9	66.6%	$102.4	1.6	Pts
Property catastrophe	—	—	96.9	10.9	(96.9)	(10.9)
Current year	697.3	68.2%	691.8	77.5%	5.5	(9.3)
Prior year	(46.0)	(4.5)	(83.0)	(9.3)	37.0	4.8
Net losses and loss expenses	$651.3	63.7%	$608.8	68.2%	$42.5	(4.5)	Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to a higher amount of reported losses in 2013 compared to 2012. During 2013, we had several losses from fires, large losses in our healthcare, E&O and private/not for profit D&O lines of business, and also increased our reserve for loss adjustment expenses across several lines of business. These losses combined for a total increase in net losses and loss expenses of $33.3 million compared to $23.4 million in 2012 and an increase in the current year non-catastrophe losses and loss expense ratio of 1.0 percentage point. The remaining increase in the current year non-catastrophe losses and loss expenses is due to the continued growth of the U.S. direct insurance operations.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2013, we did not incur any losses related to catastrophes. During the year ended December 31, 2012, we incurred $96.9 million of catastrophe-related losses, of which $93.0 million related to Superstorm Sandy and $3.9 million related to Hurricane Isaac.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $46.0 million during the year ended December 31, 2013 compared to net favorable reserve development of $83.0 million for the year ended December 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$17.0	$1.2	$(9.0)	$(4.5)	$(19.2)	$(17.0)	$(2.5)	$(7.0)	$4.4	$3.5	$(33.1)
Programs	—	—	—	(1.4)	(4.3)	(2.2)	(4.8)	(5.6)	0.6	3.1	(14.6)
General property	—	0.9	2.7	2.9	1.0	(2.1)	(5.8)	(4.1)	(6.7)	(12.1)	(23.3)
Healthcare	(3.9)	(2.6)	(2.8)	(4.7)	2.0	(16.1)	1.4	(3.9)	24.4	48.0	41.8
Professional liability	(0.1)	(5.9)	2.6	(9.6)	(20.3)	(3.3)	(6.1)	(8.3)	5.6	28.2	(17.2)
Other	—	—	—	—	—	—	—	(0.2)	(0.8)	1.4	0.4
	$13.0	$(6.4)	$(6.5)	$(17.3)	$(40.8)	$(40.7)	$(17.8)	$(29.1)	$27.5	$72.1	$(46.0)

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$3.1	$(0.8)	$10.0	$(26.8)	$(20.9)	$(12.8)	$(5.3)	$1.7	$20.0	$(31.8)
Programs	—	—	—	(0.8)	—	—	3.9	13.9	7.8	24.8
General property	—	0.9	(1.8)	1.9	0.1	(1.3)	0.3	(2.1)	(1.9)	(3.9)
Healthcare	0.7	(1.9)	(5.6)	(7.2)	(14.0)	(10.4)	0.4	2.3	—	(35.7)
Professional liability	(1.4)	(3.9)	(5.2)	(27.5)	(20.5)	5.6	(5.1)	(4.7)	24.7	(38.0)
Other	—	—	—	—	—	—	—	—	1.6	1.6
	$2.4	$(5.7)	$(2.6)	$(60.4)	$(55.3)	$(18.9)	$(5.8)	$11.1	$52.2	$(83.0)

The unfavorable reserve development for the 2010 and 2011 loss years was primarily due to adverse development of $25.1 million on a program that commenced writing in 2008 and was terminated during 2011. This was partially offset by favorable development on our active programs. The unfavorable reserve development in our general casualty line for the 2011 loss year was due to adverse development on an individual claim, estimated to reach our full limit of $20.0 million, net of reinsurance. We also experienced adverse development for the 2011 loss year for certain professional liability products.

Acquisition costs.   Acquisition costs increased by $17.2 million, or 22.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in the acquisition costs and related ratio was primarily caused by increased net premiums earned and increased profit commission accruals in our program line of business, as well as increased accruals for other acquisition costs. The increase in the acquisition cost ratio from 8.7% for the year ended December 31, 2012 to 9.3% for the year ended December 31, 2013 was due to the increase in profit commission accruals and other acquisition cost accruals.

General and administrative expenses.   General and administrative expenses increased by $23.8 million, or 12.9%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the continued growth of our U.S. direct insurance operations. The increase in general and administrative expenses was primarily due to increased salary and related costs, as average headcount increased to support our continued growth, and higher stock-based compensation expense. The general and administrative expense ratio decreased to 20.4% for the year ended December 31, 2013 from 20.7% in 2012.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Revenues
Gross premiums written	$280.5	$232.6	$193.0
Net premiums written	188.0	145.0	125.6
Net premiums earned	162.6	126.0	115.7
Expenses
Net losses and loss expenses	$61.1	$50.4	$19.5
Acquisition costs	18.2	10.0	8.5
General and administrative expenses	68.1	63.2	48.4
Underwriting income	15.2	2.4	39.3
Other insurance-related revenue	—	—	—
Other insurance-related expenses	6.7	—	—
Segment income	8.5	2.4	39.3
Ratios
Loss and loss expense ratio	37.6%	40.0%	16.9%
Acquisition cost ratio	11.2%	8.0%	7.3%
General and administrative expense ratio	41.9%	50.1%	41.8%
Expense ratio	53.1%	58.1%	49.1%
Combined ratio	90.7%	98.1%	66.0%

Comparison of Years Ended December 31, 2014 and 2013

Premiums.   Gross premiums written increased by $47.9 million, or 20.6%, for the year ended December 31, 2014 compared to 2013. The increase was primarily due to continued growth across all existing lines of business and new lines of business, such as marine cargo and onshore construction. This growth was partially offset by the non-renewal of business across several lines of business that did not meet our underwriting requirements (which included inadequate pricing and/or terms and conditions) and continued competition.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
		($ in millions)
Europe	$232.1	$191.4	$40.7	21.3%
Asia Pacific	31.1	26.5	4.6	17.4%
Bermuda	17.3	14.7	2.6	17.7%
	$280.5	$232.6	$47.9	20.6%

The Bermuda gross premiums written was related to the trade credit line of business which did not transfer to the North American Insurance segment. There will be no further trade credit business written out of our Bermuda office going forward.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in millions)
Professional liability	$102.7	$89.7	$13.0	14.5%
General property	39.4	37.0	2.4	6.5%
General casualty	36.0	29.9	6.1	20.4%
Aviation	35.8	30.5	5.3	17.4%
Trade credit	32.0	28.5	3.5	12.3%
Healthcare	22.1	17.0	5.1	30.0%
Other(1)	12.5	—	12.5	n/a
	$280.5	$232.6	$47.9	20.6%

(1)	Includes our marine cargo and onshore construction lines of business

Net premiums written increased by $43.0 million, or 29.7%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net premiums written was primarily due to higher gross premiums written, partially offset by higher ceded premiums. We ceded to reinsurers 33.0% of gross premiums written for the year ended December 31, 2014 compared to 37.7% for the year ended December 31, 2013. The decrease was due to retaining more of our gross premiums written in our professional liability, general casualty and healthcare lines of business in the current period than in the prior period.

Net premiums earned increased by $36.6 million, or 29.0%, primarily due to the continued growth of the Global Markets Insurance operations.

Net losses and loss expenses.   Net losses and loss expenses increased by $10.7 million, or 21.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Overall, the increase in net losses and loss expenses was primarily due to overall growth of the Global Markets Insurance operations and higher property catastrophe related losses during 2014 compared to 2013. This was partially offset by higher net favorable prior year development during 2014 compared to 2013.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$103.7	63.8%	$88.7	70.4%	$15.0	(6.6)	Pts
Property catastrophe	11.0	6.8%	—	—%	11.0	6.8
Current year	114.7	70.6%	88.7	70.4%	26.0	0.2
Prior year	(53.6)	(33.0)%	(38.3)	(30.4)%	(15.3)	(2.6)
Net losses and loss expenses	$61.1	37.6%	$50.4	40.0%	$10.7	(2.4)	Pts

Current year non-catastrophe losses and loss expenses

The current year non-catastrophe losses and loss expenses increased primarily due to the growth of the Global Markets Insurance operations partially offset by lower large reported property losses in 2014 compared to 2013. The decrease in the non-catastrophe losses and loss expenses ratio was primarily due to lower reported large property losses as discussed above.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2014, we incurred $11.0 million of catastrophe-related losses from Hurricane Odile. We did not incur any significant catastrophe losses during the year ended December 31, 2013.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $53.6 million during the year ended December 31, 2014 compared to net favorable reserve development of $38.3 million for the year ended December 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2004 and prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(0.5)	$(0.3)	$(1.0)	$(1.8)	$(8.5)	$(7.8)	$(3.6)	$1.2	$(0.4)	$0.1	$(22.6)
General property	—	—	(0.1)	(1.2)	(0.1)	(0.3)	(0.8)	(3.6)	(3.5)	(7.5)	(17.1)
Professional liability	(1.5)	(0.7)	(1.3)	(1.3)	(2.0)	(4.1)	(9.0)	(2.8)	10.2	—	(12.5)
Healthcare	—	—	—	—	—	—	(0.2)	(0.7)	(1.0)	0.5	(1.4)
Trade credit	—	—	—	—	—	—	(0.1)	(1.0)	(2.1)	3.2	—
	$(2.0)	$(1.0)	$(2.4)	$(4.3)	$(10.6)	$(12.2)	$(13.7)	$(6.9)	$3.2	$(3.7)	$(53.6)

The net favorable prior year reserve development for loss years 2005 to 2011 was a result of actual loss emergence being lower than anticipated. The unfavorable prior year reserve development in the professional liability line of business for the 2012 loss year was primarily due to higher than expected loss emergence.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$(0.3)	$(0.6)	$(1.1)	$(6.8)	$(5.0)	$(1.8)	$(2.4)	$(0.3)	$5.8	$0.9	$(11.6)
General property	—	—	(0.1)	—	—	(0.8)	0.5	(1.0)	(6.2)	(3.3)	(10.9)
Professional liability	(0.2)	(0.5)	(1.5)	(1.5)	(2.9)	(2.2)	(3.5)	(0.7)	(0.8)	—	(13.8)
Healthcare	—	—	—	—	—	—	—	(1.3)	(0.7)	—	(2.0)
	$(0.5)	$(1.1)	$(2.7)	$(8.3)	$(7.9)	$(4.8)	$(5.4)	$(3.3)	$(1.9)	$(2.4)	$(38.3)

The net favorable prior year reserve development for loss years 2004 to 2012 is a result of actual loss emergence being lower than anticipated.

Acquisition costs.   Acquisition costs increased by $8.2 million, or 82.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in acquisition costs was due to mix of business as we wrote more business from managing general agents, which carry higher acquisition costs than broker-placed business, during the current year, higher other acquisition-related costs and lower ceding commission income due to the reduction in ceded premiums. The acquisition cost ratio was 11.2% for the year ended December 31, 2014 and 8.0% for the year ended December 31, 2013. The increase in the acquisition cost ratio was due to factors noted above.

General and administrative expenses.   General and administrative expenses increased by $4.9 million, or 7.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in general and administrative expenses was primarily due to the continued growth of our Global Markets Insurance operations, which drove an increase in salary and related costs, as well as increased costs related to expanding and improving our office space to support this growth. The building-related costs included the costs to build-out our new office space in London and the expense incurred for exiting the lease for the previous office space. The general and administrative expense ratios for the years ended December 31, 2014 and 2013 were 41.9% and 50.1%, respectively. The decrease in the general and administrative expense ratio was the result of the increase in net premiums earned outpacing the growth in expenses.

Other insurance-related income and expense. The other insurance-related expenses incurred for the current period represent the transaction-related costs incurred for our expected acquisition of RSA's Hong Kong and Singapore operations.

Comparison of Years Ended December 31, 2013 and 2012

Premiums.   Gross premiums written increased by $39.6 million, or 20.5%, for the year ended December 31, 2013 compared to 2012. The increase was primarily due to new business from existing lines and from newer initiatives, such as SME, and the aviation business we took over from Markel International Limited during 2013. Effective October 1, 2013, we acquired the renewal rights to a book of aviation business from Markel International that was written through its Lloyd’s Syndicate 1400 and Markel Europe plc. In conjunction with the renewal rights agreement, in August 2013 we assumed the unexpired in-force aviation business from Markel International. The combined result of the renewal rights and the assumption of the unexpired in-force aviation business from Markel International resulted in gross premiums written of $30.5 million. This business encompasses airlines, aerospace (primarily airports and aviation products) and general aviation classes. The professional liability and healthcare lines of business added $10.7 million and $5.7 million, respectively, with increased participations on renewing business, as well as new business. However, this growth was partially offset by non-recurring premiums in our trade credit line of business recorded in 2012 and lower rates across most lines of business.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
		($ in millions)
Europe	$191.4	$151.4	$40.0	26.4%
Asia Pacific	26.5	22.5	4.0	17.8%
Bermuda	14.7	19.1	(4.4)	(23.0)%
	$232.6	$193.0	$39.6	20.5%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
Professional liability	$89.7	$79.0	$10.7	13.5%
General property	37.0	40.4	(3.4)	(8.4)%
Aviation	30.5	—	30.5	n/a
General casualty	29.9	31.2	(1.3)	(4.2)%
Trade credit	28.5	31.1	(2.6)	(8.4)%
Healthcare	17.0	11.3	5.7	50.4%
	$232.6	$193.0	$39.6	20.5%

Net premiums written increased by $19.4 million, or 15.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net premiums written was due to higher gross premiums written, partially offset by higher ceded premiums. We ceded to reinsurers 37.7% of gross premiums written for the year ended December 31, 2013 compared to 34.9% for the year ended December 31, 2012. The increase was due to higher quota share cessions on our 2013 renewals for general casualty, general property and trade credit lines of business, as well as new quota share reinsurance for our aviation line of business.

Net premiums earned increased by $10.3 million, or 8.9%, primarily due to higher net premiums written in 2013 and 2012.

Net losses and loss expenses.   Net losses and loss expenses increased by $30.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net losses and loss expenses was primarily due to higher attritional property losses and lower net favorable prior year reserve development in 2013 compared to 2012.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$88.7	70.4%	$74.8	64.7%	$13.9	5.7	Pts
Property catastrophe	—	—	1.7	1.5	(1.7)	(1.5)
Current year	88.7	70.4	76.5	66.2	12.2	4.2
Prior year	(38.3)	(30.4)	(57.0)	(49.3)	18.7	18.9
Net losses and loss expenses	$50.4	40.0%	$19.5	16.9%	$30.9	23.1	Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expense and related ratio was due to higher attritional property losses in 2013 compared to 2012.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2013, we did not incur any losses related to catastrophes. During the year ended December 31, 2012, we incurred $1.7 million of catastrophe-related losses related to Superstorm Sandy.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $38.3 million during the year ended December 31, 2013 compared to net favorable reserve development of $57.0 million for the year ended December 31, 2012, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$(0.3)	$(0.6)	$(1.1)	$(6.8)	$(5.0)	$(1.8)	$(2.4)	$(0.3)	$5.8	$0.9	$(11.6)
General property	—	—	(0.1)	—	—	(0.8)	0.5	(1.0)	(6.2)	(3.3)	(10.9)
Professional liability	(0.2)	(0.5)	(1.5)	(1.5)	(2.9)	(2.2)	(3.5)	(0.7)	(0.8)	—	(13.8)
Healthcare	—	—	—	—	—	—	—	(1.3)	(0.7)	—	(2.0)
	$(0.5)	$(1.1)	$(2.7)	$(8.3)	$(7.9)	$(4.8)	$(5.4)	$(3.3)	$(1.9)	$(2.4)	$(38.3)

The net favorable prior year reserve development for loss years 2004 to 2012 was a result of actual loss emergence being lower than anticipated.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2012
	2003 and prior	2004	2005	2006	2007	2008	2009	2010	2011	Total
	($ in millions)
General casualty	$(1.0)	$(2.5)	$(4.6)	$(4.0)	$(5.6)	$(1.2)	$—	$—	$—	$(18.9)
General property	—	0.8	(0.2)	(1.2)	0.4	(1.1)	(2.1)	(5.5)	(1.0)	$(9.9)
Professional liability	(0.3)	(1.1)	(1.8)	(8.1)	(10.4)	(6.5)	—	—	—	$(28.2)
	$(1.3)	$(2.8)	$(6.6)	$(13.3)	$(15.6)	$(8.8)	$(2.1)	$(5.5)	$(1.0)	$(57.0)

The net favorable reserve development for loss years 2003 to 2011 was a result of actual loss emergence being lower than anticipated.

Acquisition costs.   Acquisition costs increased by $1.5 million, or 17.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The acquisition cost ratio was 8.0% for the year ended December 31, 2013 and 7.3% for the year ended December 31, 2012. The increase was due to growth in lines of business with higher acquisition costs.

General and administrative expenses.   General and administrative expenses increased by $14.8 million, or 30.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in general and administrative expenses was primarily due to increased salary and related costs incurred as we continue to expand, combined with higher incentive compensation due to increased profitability and a higher stock price. The general and administrative expense ratios for the years ended December 31, 2013 and 2012 were 50.1% and 41.8%, respectively.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Revenues
Gross premiums written	$938.6	$933.8	$760.3
Net premiums written	903.2	893.0	748.0
Net premiums earned	909.0	856.8	740.5
Expenses
Net losses and loss expenses	$454.3	$421.6	$511.0
Acquisition costs	171.0	147.8	119.5
General and administrative expenses	78.0	80.1	73.7
Underwriting income	205.7	207.3	36.3
Ratios
Loss and loss expense ratio	50.0%	49.2%	69.0%
Acquisition cost ratio	18.8%	17.2%	16.1%
General and administrative expense ratio	8.6%	9.3%	10.0%
Expense ratio	27.4%	26.5%	26.1%
Combined ratio	77.4%	75.7%	95.1%

Comparison of Years Ended December 31, 2014 and 2013

Premiums. Gross premiums written increased by $4.8 million, or 0.5%, for the year ended December 31, 2014 compared to 2013. The increase in gross premiums written was driven primarily by new business and increased renewals across several major lines of business partially offset by non-renewals of certain treaties, particularly in our casualty reinsurance line of business, either due to poor terms and conditions or the cedents retaining more of their own business.

The table below illustrates our gross premiums written by underwriter geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in millions)
United States	$486.4	$472.9	$13.5	2.9%
Bermuda	229.4	252.2	(22.8)	(9.0)%
Asia Pacific	136.3	135.2	1.1	0.8%
Europe	86.5	73.5	13.0	17.7%
	$938.6	$933.8	$4.8	0.5%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in millions)
Property	$470.8	$460.0	$10.8	2.3%
Casualty	261.1	274.4	(13.3)	(4.8)%
Specialty	206.7	199.4	7.3	3.7%
	$938.6	$933.8	$4.8	0.5%

Net premiums written increased by $10.2 million, or 1.1%, for the year ended December 31, 2014 compared to the same period in 2013. The increase in net premiums written was primarily due to the increase in gross premiums written and not renewing the prior year's collateralized retrocessional catastrophe cover partially offset by ceded premiums written for the current year collateralized property catastrophe reinsurance protection.

Net premiums earned increased by $52.2 million, or 6.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net premiums earned was primarily a result of the growth in net premiums written since 2012, and the reduction in ceded earned premium related to the non-renewal of the prior year collateralized retrocessional catastrophe cover partially offset by the current year collateralized property catastrophe reinsurance protection.

Net losses and loss expenses.   Net losses and loss expenses increased by $32.7 million, or 7.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Overall, the increase in net losses and loss expenses was primarily due to the growth of the reinsurance business and higher property catastrophe losses in the current year compared to prior year.

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$494.9	54.5%	$504.2	58.8%	$(9.3)	(4.3)	Pts
Property catastrophe	50.0	5.5%	13.5	1.6%	36.5	3.9
Current year	544.9	60.0%	517.7	60.4%	27.2	(0.4)
Prior year	(90.6)	(10.0)%	(96.1)	(11.2)%	5.5	1.2
Net losses and loss expenses	$454.3	50.0%	$421.6	49.2%	$32.7	0.8	Pts

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to lower reported large non-catastrophe property losses and a higher reduction in IBNR loss reserves for current year property losses during the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2014, we incurred $18.3 million in large non-catastrophe property losses, mostly related to several storm events in the United States, compared to $34.2 million of large non-catastrophe property losses during 2013. The net impact of lower reported non-catastrophe property losses and a greater reduction in IBNR loss reserves resulted in a 4.1 percentage point decrease in the current year non-catastrophe losses and loss expense ratio.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2014, we incurred $50.0 million of catastrophe-related losses while during the year ended December 31, 2013, we incurred $13.5 million of catastrophe-related losses related to Typhoon Fitow in China. The $50.0 million of catastrophe-related losses related to a hailstorm in Brisbane, Australia ($12.5 million), PCS storm #45 ($12.5 million), Windstorm Ela ($12.0 million), Typhoon Rammasun ($10.0 million) and Hurricane Odile ($3.0 million).

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $90.6 million during the year ended December 31, 2014 compared to net favorable reserve development of $96.0 million for the year ended December 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2004 and prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.2	$0.6	$(0.2)	$0.1	$(0.1)	$0.6	$1.5	$(9.2)	$(6.3)	$(65.5)	$(78.3)
Casualty	(1.6)	8.4	(2.3)	(3.2)	(3.7)	(3.3)	(4.0)	(0.8)	0.9	2.7	(6.9)
Specialty	(0.3)	(0.3)	(0.1)	(0.2)	(0.2)	0.2	(0.3)	(0.1)	7.1	(11.2)	(5.4)
	$(1.7)	$8.7	$(2.6)	$(3.3)	$(4.0)	$(2.5)	$(2.8)	$(10.1)	$1.7	$(74.0)	$(90.6)

The net favorable reserve development in the property line of business for the 2013 loss year was due to benign global property catastrophe activity.

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

Acquisition costs.   Acquisition costs increased by $23.2 million, or 15.7%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in acquisition costs was due to the growth of the reinsurance operations, increased ceding commission paid to cedents in certain lines of business, as well as higher profit commission accruals. The increased profit commission accruals primarily related to the profit commissions we pay related to our assumed collateralized property catastrophe reinsurance program through Aeolus Re. The acquisition cost ratio was 18.8% for the year ended December 31, 2014 compared to 17.2% for the year ended December 31, 2013.

General and administrative expenses.   General and administrative expenses decreased by $2.1 million, or 2.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was primarily due to lower compensation related costs. The general and administrative expense ratios for the years ended December 31, 2014 and 2013 were 8.6% and 9.3%, respectively, reflecting higher net premiums earned and lower general and administrative expenses in 2014.

Comparison of Years Ended December 31, 2013 and 2012

Premiums. Gross premiums written increased by $173.5 million, or 22.8%, for the year ended December 31, 2013 compared to 2012. The increase in gross premiums written was primarily due to the growth in our property and specialty lines of business. The growth of the property reinsurance line of business primarily related to new business across all geographic locations, as well as increased business through our collateralized property catastrophe reinsurance program. Our specialty reinsurance line of business increased primarily due to our crop reinsurance gross premiums written increasing by $39.3 million due to new business, increased participations and rate increases and from our marine and aviation reinsurance gross premiums written also increasing by $5.5 million.

The table below illustrates our gross premiums written by underwriter geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in millions)
United States	$472.9	$366.3	$106.6	29.1%
Bermuda	252.2	210.1	42.1	20.0%
Asia Pacific	135.2	106.5	28.7	26.9%
Europe	73.5	77.4	(3.9)	(5.0)%
	$933.8	$760.3	$173.5	22.8%

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

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$504.1	58.8%	$460.4	62.2%	$43.7	(3.4)	Pts
Property catastrophe	13.5	1.6%	81.0	10.9%	(67.5)	(9.3)
Current year	517.6	60.4%	541.4	73.1%	(23.8)	(12.7)
Prior year	(96.1)	(11.2)%	(30.4)	(4.1)%	(65.7)	(7.1)
Net losses and loss expenses	$421.5	49.2%	$511.0	69.0%	$(89.5)	(19.8)	Pts

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

Our total investments and cash totaled $8.5 billion as of December 31, 2014, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of December 31, 2014, we held $589.3 million of cash and cash equivalents and $250.4 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and "other invested assets" are available to meet our long-term liquidity needs.

As of December 31, 2014, we had $150 million available under our revolving loan facility.

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

Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Insurance Company, Allied World Specialty Insurance Company (f/k/a Darwin National Assurance Company), Allied World Surplus Lines Insurance Company (f/k/a Darwin Select Insurance Company) and Vantapro Specialty Insurance Company are subject to restrictions on statutory surplus pursuant to the respective states in which these insurance companies are domiciled. Each state requires prior regulatory approval of any payment of extraordinary dividends. We have not paid a dividend to any affiliate or parent company outside of the U.S.

Allied World Assurance Company (Europe) Limited is subject to regulatory restrictions limiting its ability to declare and pay any dividends without the consent of the CBI. We have not paid a dividend to any affiliate or parent company outside of Ireland.

We also have branch operations in Australia, Canada, Hong Kong, Labuan and Singapore, which have regulatory restrictions limiting the ability to declare and pay dividends.

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

Cash Flows

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Cash flows provided by operating activities	$416.8	$114.4	629.4
Cash flows used in investing activities	(127.0)	(48.1)	(259.7)
Cash flows used in financing activities	(223.4)	(207.9)	(321.2)
Effect of exchange rate changes on foreign currency cash	(9.1)	(8.3)	(0.6)
Net increase (decrease) in cash and cash equivalents	57.3	(149.9)	47.9
Cash and cash equivalents, beginning of year	532.0	681.9	634.0
Cash and cash equivalents, end of year	$589.3	$532.0	$681.9

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers, return of funds held balances related to our assumed collaterlized property catastrophe reinsurance program through Aeolus Re and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, contributions of funds held balances, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 10 consecutive years.

The $302.4 million increase in cash flows from operations was primarily due to a lower increase in our funds held balance during 2014 compared to 2013. During 2014, we contributed $25.0 million and $325.0 million to Aeolus for the current and upcoming underwriting years, respectively, and received $212.3 million from Aeolus Re for prior underwriting years. Subsequent to December 31, 2014, we received $285.4 million of our funds held balance from Aeolus Re for prior underwriting years.

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

Cash flows used in investing activities consist primarily of payments for investments acquired, proceeds on the sale of investments and changes in restricted cash. Cash flows used in investing activities increased $78.9 million from $48.1 million for the year ended December 31, 2013 to $127.0 million for the year ended December 31, 2014. The increase was primarily due to the construction of a company-used office building in Zug, Switzerland for $44.5 million.

Cash flows used in financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The $15.5 million increase in cash flows used in financing activities was primarily due to higher dividends paid to shareholders partially offset by the proceeds received from a mortgage and credit facility used to finance the construction of a company-used office building in Zug, Switzerland.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2014 and 2013, 88.5% and 89.3%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2014 and 2013 was as follows:

	As of December 31,
	2014	2013
	($ in millions)
Due in one year or less	$250.4	$838.8
Due after one year through five years	3,167.8	2,698.8
Due after five years through ten years	637.2	697.8
Due after ten years	79.3	67.0
Mortgage-backed	1,263.5	1,292.5
Asset-backed	670.8	505.9
Total	$6,069.0	$6,100.8

We have investments in “other invested assets”, comprising interests in hedge funds and private equity funds, the carrying value of which was $955.5 million as of December 31, 2014. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 3(b) “Investments — Other Invested Assets” to our consolidated financial statements for additional details on our "other invested assets".

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

Pledged Assets

Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with reinsurance contract provisions and relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to

$1.15 billion in letters of credit under two letter of credit facilities, a $1.0 billion uncommitted facility with Citibank Europe plc and a $150.0 million committed Amended Secured Credit Facility. These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time.

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

As of December 31, 2014 and 2013, $3,585.8 million and $2,894.4 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2014 and 2013, a further $571.8 million and $1,053.6 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities. The decrease in the assets pledged as collateral for our credit facilities was primarily due to a reduction in funding to various cedents where we were overfunded and our establishment of a direct collateral arrangement for our Lloyd's operations and, as such, the pledged assets are included in the $3,585.8 million noted above, whereas previously they were included in the pledged assets for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. For additional information on our financial strength ratings refer to Item 1 “Business — Financial Strength Ratings”.

Capital Resources

The table below sets forth the capital structure of the company as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	($ in millions)
Senior notes	$798.8	$798.5
Other long-term debt	19.2	—
Shareholders’ equity	3,778.3	3,519.8
Total capitalization	$4,596.3	$4,318.3
Debt to total capitalization	17.8%	18.5%

On September 10, 2012, we filed a shelf registration statement on Form S-3 with the SEC in which we may offer from time to time common shares of Allied World Switzerland, senior or subordinated debt securities of Allied World Assurance Company Holdings, Ltd, a Bermuda company, (“Allied World Bermuda”), guarantees of debt securities of Allied World Bermuda, warrants to purchase common shares of Allied World Switzerland, warrants to purchase debt securities of Allied World Bermuda units which may consist of any combination of the securities listed above. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

Share Repurchases

On May 1, 2014, our shareholders approved a new share repurchase program in order for us to repurchase up to $500.0 million of our common shares. This new share repurchase program supersedes the 2012 share repurchase program and no further repurchases will be made under the 2012 share repurchase program. Under the terms of this new share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of December 31, 2014 approximately $418.4 million remained under this share repurchase authorization. During the third quarter of 2014, we temporarily suspended our share repurchase program so as to preserve capital for future obligations such as the expected purchase of the Hong Kong and Singapore operations of RSA and any catastrophic events that may have occurred during the year. We restarted our share repurchase program late in the fourth quarter of 2014.

During the year ended December 31, 2014, our share repurchases were as follows:

Year Ended December 31, 2014
($ in millions, except per share amount)
Common shares repurchased	4,906,785
Total cost of shares repurchased	$175.4
Average price per share	$35.74

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

Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the construction of a company-used office building in Zug, Switzerland. The total proceeds received in 2014 under the mortgage are $14.1 million (CHF 14.0 million) with a fixed annual interest rate of 3.2% payable quarterly. An additional $4.0 million (CHF 4.0 million) of proceeds from the mortgage will be drawn during the first quarter of 2015. The mortgage payments will be $0.3 million (CHF 0.3 million) per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage.

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

On November 12, 2014, Allied World Bermuda gave irrevocable notice to the administrative agent under the Amended Secured Credit Facility to reduce the aggregate commitment from $450 million to $150 million. All other material items of the Amended Secured Credit Facility remain unchanged.The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of December 31, 2014.

As of December 31, 2014, we also have access to a $1 billion uncommitted letter of credit facility with Citibank Europe plc. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

As of December 31, 2014, we had a combined unused letters of credit capacity of $652.7 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

In conjunction with the above referenced mortgage commitment, Allied World Assurance Company, AG entered into a three year credit facility with a Swiss bank that provided us $5.1 million (CHF 5.0 million) for general corporate purposes, however we used the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2014:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Contractual Obligations
Gross reserve for losses and loss expenses(1)	$5,881.2	$1,167.4	$1,615.3	$933.7	$2,164.8
Senior notes (including interest)	974.0	54.0	570.5	33.0	316.5
Investment commitments outstanding	483.3	—	1.5	215.8	266.0
Operating lease obligations	227.8	12.6	37.5	39.1	138.6
Mortgage and credit facility (including interest)	33.2	0.9	7.0	1.7	23.6
Reinsurance collateral	25.0	25.0	—	—	—
Total	$7,624.5	$1,259.9	$2,231.8	$1,223.3	$2,909.5

(1)
Our unpaid losses and loss expenses represent our best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2014, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from our current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.

The investment commitments outstanding represent unfunded commitments related to our "other invested assets".

The reinsurance collateral represents the funding commitment for our collateralized property catastrophe reinsurance program for the upcoming underwriting years. We have no commitment beyond the 2015 underwriting year.

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2014 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

We also have a commitment to acquire the Hong Kong and Singapore operations of RSA. See note 1 to the consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements.

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

In the table below changes in fair values as a result of changes in interest rates is determined by calculating hypothetical December 31, 2014 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	50	100	200
	($ in millions)
Total fair value	$6,988.4	$6,872.4	$6,806.9	$6,739.3	$6,671.1	$6,602.7	$6,466.1
Fair value change from base	249.1	133.1	67.6	—	(68.2)	(136.6)	(273.2)
Change in unrealized appreciation/(depreciation)	3.7%	2.0%	1.0%	—%	(1.0)%	(2.0)%	(4.1)%

In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical December 31, 2014 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	50	100	200
	($ in millions)
Total fair value	$4,771.1	$4,670.4	$4,620.0	$4,569.7	$4,519.3	$4,468.9	$4,368.2
Fair value change from base	201.4	100.7	50.3	—	(50.4)	(100.8)	(201.5)
Change in unrealized appreciation/(depreciation)	4.4%	2.2%	1.1%	—%	(1.1)%	(2.2)%	(4.4)%

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2014.

	Carrying Value December 31, 2014	Average Rating (S&P)	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$670.3	AAA	7.8%
U.S. government securities	1,499.3	AA+	17.6%
U.S. government agencies	111.2	AA+	1.3%
Non-U.S. government and government agencies	188.2	AA+	2.2%
State, municipalities and political subdivisions	170.6	A+	2.0%
Mortgage-backed securities (“MBS”):
Agency MBS	624.4	AA+	7.2%
Non-agency Residential MBS	93.4	BB-	1.1%
Commercial MBS	545.7	BBB	6.4%
Total mortgage-backed securities	1,263.5		14.7%
Corporate securities:
Financials	1,024.7	A	12.0%
Industrials	1,029.7	BBB	12.1%
Utilities	111.0	BBB+	1.3%
Total corporate securities	2,165.4		25.4%
Asset-backed securities:
Credit cards	64.7	AAA	0.8%
Auto receivables	32.4	AAA	0.4%
Student Loans	156.1	AA+	1.8%
Collateralized loan obligations	354.9	AA	4.2%
Other	62.7	AAA	0.7%
Total asset-backed securities	670.8		7.9%
Other invested assets:
Private equity	357.3	N/A	4.1%
Hedge funds	425.0	N/A	5.0%
Other private securities	143.0	N/A	1.7%
High yield loan fund	30.2	N/A	0.4%
Total other invested assets	955.5		11.2%
Equities	844.2	N/A	9.9%
Total investment portfolio	$8,539.0		100.0%

As of December 31, 2014, we held $6.1 billion of fixed income securities. Of those assets, approximately 88.5% were rated investment grade (Baa3/BBB- or higher) with the remaining 11.5% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.

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

As of December 31, 2014, we held investments in "other invested assets" with a carrying value of $955.5 million. Included in "other invested assets" are private equity funds, hedge funds, "other private securities" and a high yield loan fund.

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

As of December 31, 2014, our direct exposure to European credit across all of Europe was $536.5 million and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of December 31, 2014, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	December 31, 2014
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Austria	$—	$—	$0.1	$0.1
Belgium	—	—	15.0	15.0
Denmark	—	—	2.8	2.8
Finland	—	—	1.7	1.7
France	12.6	—	99.1	111.7
Germany	28.6	—	15.0	43.6
Greece	—	—	1.1	1.1
Hungary	—	—	0.4	0.4
Ireland	—	—	2.5	2.5
Italy	—	—	4.9	4.9
Luxembourg	—	3.6	13.9	17.5
Netherlands	—	—	66.7	66.7
Norway	5.8	—	20.2	26.0
Portugal	—	—	0.3	0.3
Russia	—	—	0.1	0.1
Spain	—	—	14.9	14.9
Sweden	—	—	26.1	26.1
Switzerland	2.1	—	48.2	50.3
United Kingdom	25.2	3.8	121.8	150.8
Total exposure	$74.3	$7.4	$454.8	$536.5

The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. However, we enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily Euro, British Sterling, Swiss Franc and the Canadian dollar. Receivables in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates. We utilize a hedging strategy to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire within 90 days from purchase. In addition, during 2014 we purchased a forward contract to economically hedge a portion of our foreign currency exposure related to the consideration to be paid for the Hong Kong and Singapore operations of RSA.

As of December 31, 2014 and 2013, less than 3.7% and 2.3%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the years ended December 31, 2014 and 2013, approximately 14.0% and 12.0%, respectively, was written in currencies other than the U.S. dollar. We wrote an insignificant amount of business in Venezuela during the current year.

Item 8.	Financial Statements and Supplementary Data.
See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-53 and S-1 through S-2 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures
In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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

The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Deloitte Ltd., an independent registered public accounting firm, as stated in their report which is included below.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, AG
Zug, Switzerland
We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte Ltd.
Hamilton, Bermuda
February 17, 2015

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Zug, Switzerland on February 17, 2015.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

By:	/s/ Scott A. Carmilani
Name:	Scott A. Carmilani
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 17, 2015
Scott A. Carmilani

/s/ Thomas A. Bradley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015
Thomas A. Bradley

/s/ Kent W. Ziegler	Senior Vice President, Finance	February 17, 2015
Kent W. Ziegler	(Principal Accounting Officer)

/s/ Barbara T. Alexander	Director	February 17, 2015
Barbara T. Alexander

/s/ James F. Duffy	Director	February 17, 2015
James F. Duffy

/s/ Bart Friedman	Vice Chairman of the Board	February 17, 2015
Bart Friedman

/s/ Scott Hunter	Director	February 17, 2015
Scott Hunter

/s/ Patrick de Saint-Aignan	Director	February 17, 2015
Patrick de Saint-Aignan

/s/ Eric S. Schwartz	Director	February 17, 2015
Eric S. Schwartz

/s/ Samuel J. Weinhoff	Director	February 17, 2015
Samuel J. Weinhoff

EXHIBIT INDEX

Exhibit Number	Description

2.1(1) 2.1(2) 3.1(3)
Sale of Business Agreement by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Hong Kong operations, dated as of August 22, 2014.

Sale of Business Agreement by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Singapore operations, dated as of August 22, 2014.

Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated

3.2(4)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated

4.1(5)	Specimen Common Share Certificate

4.2(6)
Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.3(6)
First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.4(7)
Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.5(6)	Form of 7.50% Senior Note (Included as part of Exhibit 4.3)

4.6(8)
Senior Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.7(8)
First Supplemental Indenture, dated November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.8(7)
Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as Trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.9(8)	Form of 5.50% Senior Note (Included as part of Exhibit 4.7)

10.1(9)	Insurance Letters of Credit-Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc

10.2(9)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc

10.3(9)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party; Allied World Assurance Company, Ltd, as pledgor; and Mellon Bank, N.A

10.4(10)
Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon, with respect to the types of securities that may be pledged under the letter of credit facility with Citibank Europe plc

10.5(11)	Letter and Summary of Terms, dated December 7, 2012, from Citibank Europe plc to Allied World Assurance Company, Ltd, with respect to the letter of credit facility with Citibank Europe plc

10.6(12)
Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, AG; Allied World Assurance Company Holdings, Ltd; Allied World Assurance Company, Ltd; the lenders a party thereto; Citibank, N.A., as syndication agent; and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letter of credit agent.

10.7(12)
Amended and Restated Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent

10.8(12)	Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company Holdings, Ltd, as pledgor; and Wells Fargo Bank, National Association, as administrative agent

10.9(12)
Amended and Restated Account Control Agreement, dated June 7, 2012, by and among Allied World Assurance Company, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent

10.10(12)
Account Control Agreement, dated June 7, 2012, by and among Allied World Assurance Company Holdings, Ltd, as pledgor; The Bank of New York Mellon, as custodian; and Wells Fargo Bank, National Association, as administrative agent

10.11(13)
Benefit Plan Assumption and General Amendment Agreement, dated as of December 1, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, Newmarket Administrative Services, Inc. n/k/a AWAC Services Company and Allied World Assurance Company Holdings, AG

10.12(14)	Form of Indemnification Agreement for directors and executive officers of Allied World Assurance Company Holdings, AG

10.12(15)†	Amended and Restated Employment Agreement-Form for Certain Executive Officers

10.13(16)†	Employment / Consulting Agreement, dated as of January 16, 2014, by and between Allied World National Assurance Company and W. Gordon Knight

10.14(17)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World Reinsurance Agreement n/k/a Allied World Insurance Company and John R. Bender

10.15(17)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and John J. McElroy

10.16(18)†	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani

10.17(19)†	Employment Agreement, dated as of August 1, 2013, by and between AWAC Services Company and John J. Gauthier

10.18(20)† 10.19(21)† 10.20(19)†
Employment Agreement, dated as of December 9, 2013, by and between Allied World Assurance Company Holdings, AG and Thomas A. Bradley

Employment Agreement, dated as of March 4, 2013, by and between Allied World Assurance Company (Europe) Limited and Julian James.

Employment Agreement, dated as of May 1, 2014, by and between Allied World National Assurance Company and Louis P. Iglesias.

10.21(13)†	Form of Employment Agreement Amendment with regard to Swiss requirements for certain officers of Allied World Assurance Company Holdings, AG

10.22(22)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.23(23)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.24(24)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, as amended in August 2011

10.25(22)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

10.26(24)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.27(24)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.28(25)†	Form of Performance-Based Equity Award Agreement

10.29(17)†	Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.30(17)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.31(17)†	Form of Performance-Based Compensation Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.32(26)†	Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan

10.33(27)†	Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan

10.34(28)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte Ltd., an independent registered public accounting firm

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Notes to the Consolidated Financial Statements and (vi) Schedules III and IV

(1)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(2)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(3)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 29, 2014.

(4)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 24, 2014.

(5)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011.

(6)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 1, 2006.

(7)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2011.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on November 15, 2010.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 6, 2007.

(10)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2009.

(11)	Incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 26, 2013.

(12)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 13, 2012.

(13)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.
(14) Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.
(15) Incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 27, 2009. Other than with respect to title, base salary and housing allowance, the amended and restated employment agreements, dated as of October 1, 2008, for Frank D’Orazio, Wesley Dupont and Marshall Grossack are identical to the form filed as Exhibit 10.41 thereto.

(16)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 16, 2014.

(17)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2012

(18)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 5, 2009.
(19) Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on October 23, 2013. Other than with respect to commencement date, title, base salary and employer, the employment agreement for Mr. Louis P. Iglesias is materially identical to the employment agreement for Mr. John Gauthier filed thereto.

(20)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 13, 2013.

(21)	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on April 23, 2014.

(22)
Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-136420) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(23) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2008.
(24) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on August 9, 2011.

(25)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 18, 2009.

(26)
Incorporated herein by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-151298) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(27)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed on March 1, 2010.

(28)	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG, filed with the SEC on May 3, 2013.

†	Management contract or compensatory plan, contract or arrangement.
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
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, AG
Zug, Switzerland
We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, AG and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte Ltd.
Hamilton, Bermuda
February 17, 2015

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED BALANCE SHEETS
as of December 31, 2014 and 2013
(Expressed in thousands of United States dollars, except share and per share amounts)

	As of	As of
	December 31, 2014	December 31, 2013
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2014: $6,035,240; 2013: $6,065,350)	$6,069,010	$6,100,798
Equity securities trading, at fair value (cost: 2014: $791,206; 2013: $647,301)	844,163	699,846
Other invested assets	955,509	911,392
Total investments	7,868,682	7,712,036
Cash and cash equivalents	589,339	531,936
Restricted cash	80,971	149,393
Insurance balances receivable	664,815	588,632
Funds held	724,021	632,430
Prepaid reinsurance	360,732	340,992
Reinsurance recoverable	1,340,256	1,234,504
Reinsurance recoverable on paid losses	86,075	76,099
Accrued investment income	28,456	32,236
Net deferred acquisition costs	151,546	126,661
Goodwill	278,258	268,376
Intangible assets	46,298	48,831
Balances receivable on sale of investments	47,149	76,544
Net deferred tax assets	33,615	37,469
Other assets	121,350	89,691
Total assets	$12,421,563	$11,945,830
LIABILITIES:
Reserve for losses and loss expenses	$5,881,165	$5,766,529
Unearned premiums	1,555,313	1,396,256
Reinsurance balances payable	180,060	173,023
Balances due on purchases of investments	5,428	104,740
Senior notes	798,802	798,499
Other long-term debt	19,213	—
Dividends payable	21,669	16,732
Accounts payable and accrued liabilities	181,622	170,225
Total liabilities	$8,643,272	$8,426,004
SHAREHOLDERS’ EQUITY:
Common shares: 2014 and 2013: par value CHF 4.10 per share (2014: 100,775,256; 2013: 103,477,452 shares issued and 2014: 96,195,482; 2013: 100,253,646 shares outstanding)	408,020	418,988
Treasury shares, at cost (2014: 4,579,774; 2013: 3,223,806)	(143,075)	(79,992)
Retained earnings	3,513,346	3,180,830
Total shareholders’ equity	3,778,291	3,519,826
Total liabilities and shareholders’ equity	$12,421,563	$11,945,830

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of United States dollars, except share and per share amounts)

	2014	2013	2012
REVENUES:
Gross premiums written	$2,935,425	$2,738,664	$2,329,271
Premiums ceded	(613,350)	(618,183)	(491,448)
Net premiums written	2,322,075	2,120,481	1,837,823
Change in unearned premiums	(139,317)	(114,648)	(88,925)
Net premiums earned	2,182,758	2,005,833	1,748,898
Net investment income	176,874	157,564	167,141
Net realized investment gains	88,957	59,525	306,436
Other income	2,064	—	—
Total revenue	2,450,653	2,222,922	2,222,475
EXPENSES:
Net losses and loss expenses	1,199,190	1,123,242	1,139,264
Acquisition costs	295,122	252,673	205,722
General and administrative expenses	365,736	352,285	307,321
Other expense	8,578	—	—
Amortization of intangible assets	2,533	2,533	2,533
Interest expense	57,755	56,510	55,405
Foreign exchange loss	957	8,019	783
Total expenses	1,929,871	1,795,262	1,711,028
Income before income taxes	520,782	427,660	511,447
Income tax expense	30,523	9,780	18,440
NET INCOME	490,259	417,880	493,007
Other comprehensive loss:
Unrealized losses on investments arising during the year net of applicable deferred income tax benefit 2014: $0; 2013: $0; 2012: $(265)	—	—	(493)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	—	—	(13,991)
Other comprehensive loss	—	—	(14,484)
COMPREHENSIVE INCOME	$490,259	$417,880	$478,523
PER SHARE DATA
Basic earnings per share	$5.03	$4.08	$4.56
Diluted earnings per share	$4.92	$3.98	$4.43
Weighted average common shares outstanding	97,538,319	102,464,715	108,171,435
Weighted average common shares and common share equivalents outstanding	99,591,773	104,865,834	111,209,655
Dividends paid per share	$0.784	$0.458	$0.625

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of United States dollars)

	Share Capital	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2011	$557,153	$78,225	$(136,590)	$14,484	$2,635,750	$3,149,022
Net income	—	—	—	—	493,007	493,007
Dividends — par value reduction	(53,523)	—	—	—	—	(53,523)
Other comprehensive loss	—	—	—	(14,484)	—	(14,484)
Stock compensation(1)	—	(27,099)	43,354	—	—	16,255
Share repurchases	—	—	(263,942)	—	—	(263,942)
Shares cancelled	(48,650)	(51,126)	243,360	—	(143,584)	—
December 31, 2012	$454,980	$—	$(113,818)	$—	$2,985,173	$3,326,335
January 1, 2012	$454,980	$—	$(113,818)	$—	$2,985,173	$3,326,335
Net income	—	—	—	—	417,880	417,880
Dividends — par value reduction	(12,982)	—	—	—	—	(12,982)
Dividends	—	—	—	—	(50,791)	(50,791)
Stock compensation(1)	—	—	31,946	—	(17,876)	14,070
Share repurchases	—	—	(174,686)	—	—	(174,686)
Shares cancelled	(23,010)	—	176,566	—	(153,556)	—
December 31, 2013	$418,988	$—	$(79,992)	$—	$3,180,830	$3,519,826
January 1, 2013	$418,988	$—	$(79,992)	$—	$3,180,830	$3,519,826
Net income	—	—	—	—	490,259	490,259
Dividends	—	—	—	—	(81,686)	(81,686)
Stock compensation(1)	—	—	19,638	—	5,627	25,265
Share repurchases	—	—	(175,373)	—	—	(175,373)
Shares cancelled	(10,968)	—	92,652	—	(81,684)	—
December 31, 2014	$408,020	$—	$(143,075)	$—	$3,513,346	$3,778,291
(1) Includes stock compensation expense for the period and shares issued out of treasury for awards exercised or vested. See note 2(o) to the notes to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of United States dollars)

	2014	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$490,259	$417,880	$493,007
Adjustments to reconcile net income to cash provided by operating activities:
Net realized (gains) losses on sales of investments	(144,972)	(109,084)	55,865
Mark-to-market adjustments	21,984	48,147	(180,380)
Stock compensation expense	14,245	13,969	17,642
Undistributed income of equity method investments	13,851	(11,923)	—
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	8,884	27,586	282,215
Unearned premiums, net of prepaid reinsurance	139,317	114,649	88,924
Insurance balances receivable	(76,825)	(108,412)	(81,600)
Reinsurance recoverable on paid losses	(8,509)	(45,787)	(1,594)
Funds held	(91,591)	(296,062)	(111,548)
Reinsurance balances payable	7,037	36,759	11,725
Net deferred acquisition costs	(24,885)	(18,651)	(7,676)
Net deferred tax assets	4,186	(11,889)	200
Accounts payable and accrued liabilities	8,039	22,917	27,815
Other items, net	55,829	34,332	34,843
Net cash provided by operating activities	416,849	114,431	629,438
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of trading securities	(7,630,034)	(7,527,670)	(8,006,237)
Purchases of other invested assets	(307,955)	(276,926)	(333,031)
Sales of available for sale securities	—	—	236,978
Sales of trading securities	7,536,936	7,540,194	7,892,907
Sales of other invested assets	267,885	187,477	53,741
Purchases of fixed assets	(59,656)	(5,310)	(3,214)
Net cash paid for acquisitions	(2,565)	—	—
Change in restricted cash	68,422	34,092	(100,877)
Net cash used in investing activities	(126,967)	(48,143)	(259,733)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid — par value reduction	—	(12,981)	(67,825)
Dividends paid	(76,750)	(34,059)	—
Proceeds from the exercise of stock options	10,027	12,137	10,527
Proceeds from other long-term debt	19,213	—	—
Share repurchases	(175,910)	(173,006)	(263,942)
Net cash used in financing activities	(223,420)	(207,909)	(321,240)
Effect of exchange rate changes on foreign currency cash	(9,059)	(8,322)	(582)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,403	(149,943)	47,883
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	531,936	681,879	633,996
CASH AND CASH EQUIVALENTS, END OF YEAR	$589,339	$531,936	$681,879
Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$18,363	$22,604	$23,957
— Cash paid for interest expense	$54,000	$54,000	$54,000

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

1.     GENERAL

Allied World Assurance Company Holdings, AG, a Swiss holding company (“Allied World Switzerland”), through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis through operations in Australia, Bermuda, the United States, Canada, Europe, Hong Kong, Labuan and Singapore. References to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland.

The Company has reached definitive agreements to acquire the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc ("RSA") for approximately $201,761, at current exchange rates, subject to adjustments at closing. In addition to the purchase price, the Company expects to contribute an additional $90,000 to capitalize the businesses on an ongoing basis. Subject to regulatory approvals in both Hong Kong and Singapore, as well as court approval in Singapore, the acquisition is expected to be completed in the early part of the second quarter of 2015.

On May 1, 2014, the shareholders approved a 3-for-1 stock split of the Company's common shares. All historical share and per share amounts reflect the effect of the stock split.

During the fourth quarter of 2014, the Company reorganized how it manages its business, and as a result it realigned its executive management team and changed its reportable segments to correspond to the reorganization. The Company's Bermuda direct insurance operations, except for the trade credit line of business, which had previously been included in the international insurance segment, was combined with the U.S. insurance segment, with the new segment renamed the "North American Insurance" segment. The remaining direct insurance operations of the international insurance segment was renamed the "Global Markets Insurance" segment. The Reinsurance segment remained unchanged. The newly created segments are included in note 17 and prior periods have been recast to conform to the new presentation.

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

Intercompany accounts and transactions have been eliminated on consolidation and entities meeting consolidation requirements have been included in the consolidated financial statements. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

The significant accounting policies are as follows:

a) Premiums and Acquisition Costs

Premiums are recorded as written on the inception date of the policy. For certain types of business written by the Company, notably assumed reinsurance, premium income may not be known at the policy inception date. In the case of quota share reinsurance treaties assumed by the Company, the underwriter makes an estimate of premium income at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Premiums resulting from changes in the estimate of the premium income are recorded in the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

period the estimate is changed. Certain insurance and reinsurance contracts may require that the premium be adjusted at the expiry of the contract to reflect the change in exposure or loss experience of the insured or reinsured.

Premiums are recognized as earned over the period of policy coverage in proportion to the risks to which they relate. Reinsurance premiums under a losses-occurring reinsurance contract are earned over the coverage period. Reinsurance premiums under a risks-attaching reinsurance contract are earned over the same period as the underlying policies, or risks, covered by the contract. As a result, the earning pattern of a risks-attaching reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies. Premiums relating to the unexpired periods of coverage are recorded on the consolidated balance sheets as “unearned premiums”.

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

While management believes that the reserves for OSLR and IBNR are sufficient to cover losses assumed by the Company, there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company recognizes any changes in its loss reserve estimates and the related reinsurance recoverables in the consolidated statements of operations and comprehensive income ("consolidated income statements") in the periods in which they are determined. These are recorded in “net losses and loss expenses”.

c) Ceded Reinsurance

In the ordinary course of business, the Company uses both treaty and facultative reinsurance to minimize its net loss exposure to any one catastrophic loss event or to an accumulation of losses from a number of smaller events. Reinsurance premiums ceded are expensed and any commissions recorded thereon are earned over the period the reinsurance coverage is provided in proportion to the risks to which they relate. For reinsurance treaties that have contractual minimum premium provisions, premiums ceded are recorded at the inception of the treaty based on the minimum premiums. Any unearned ceding commission is included in “net deferred acquisitions costs” on the consolidated balance sheets and is recorded as a reduction to the overall net deferred acquisition cost balance. Prepaid reinsurance represents unearned premiums ceded to reinsurance companies. Reinsurance recoverable includes the balances due from those reinsurance companies under the terms of the Company’s reinsurance agreements for unpaid losses and loss reserves, including IBNR. Amounts recoverable from reinsurers are estimated in a manner consistent with the estimated claim liability associated with the reinsured policy.

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

d) Investments

All of our fixed maturity investments and equity securities are classified as trading securities as the Company has elected the fair value option permitted under U.S. GAAP for these investments. Trading securities are carried at fair value with any change in unrealized gains or losses recognized in the consolidated income statements and included in “net realized investment gains”. As a result of our investment classification, we do not record any change in unrealized gains or losses in our investments as a separate component of accumulated other comprehensive income on the consolidated balance sheets.

Other invested assets consist primarily of investments in hedge funds and private equity funds, which have been accounted for as trading securities as the Company has elected the fair value option as permitted under U.S. GAAP. In addition, included in the Company’s other invested assets are various investments which are accounted for using the equity method of accounting. Generally, the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. Equity method investments are recorded at cost and adjusted for the Company’s proportionate share of earnings or losses on a quarterly lag basis. An other-than-temporary impairment charge related to the equity method investments is assessed when facts and circumstances exists that indicate an impairment may exist. An other-than-temporary impairment charge is recorded when it is determined that the carrying value of the equity method investment is below its fair value and the Company does not have the intent and ability to hold to recovery. No equity method investment was deemed significant to disclose summarized financial data. Other investments are recorded based on valuation techniques depending on the nature of the individual assets.

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

The Company utilizes independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of December 31, 2014. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker-dealer quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker-dealer quotes, the Company also obtains prices from its investment portfolio managers and other sources (e.g., another pricing vendor), and compares the prices obtained from the independent pricing sources to those obtained from the Company’s investment portfolio managers and other sources. The Company investigates any material differences between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices obtained from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of December 31, 2014 and 2013.

Investment securities are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments using the effective yield method and is net of related expenses. Interest income for fixed maturity investments is accrued and recognized based on the contractual terms of the fixed maturity investments and is included in “net investment income” in the consolidated income statements. The Company’s share of distributed and undistributed net income from equity method investments is included in “net investment income”. The return on investments is managed on a total financial statement portfolio return basis, which includes the distributed and undistributed net income from equity method investments, and as such have classified these amounts in net investment income.

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

e) Variable Interest Entities

The Company is involved in the normal course of business with variable interest entities (“VIEs”) as a passive investor in certain asset-backed securities issued by third-party VIEs and affiliated VIEs. The Company performs a qualitative assessment at the date when it becomes initially involved in the VIE, followed by ongoing reassessments related to its involvement in VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheets and any unfunded commitments.

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

It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated income statements. The Company has not recorded any interest or penalties during the years ended December 31, 2014, 2013 and 2012 and the Company has not accrued any payment of interest and penalties as of December 31, 2014 and 2013.

i) Employee Stock Option Compensation Plan

The Company has an employee stock option plan, which is in run-off, in which the amount of Allied World Switzerland's common shares received as compensation through the issuance of stock options is determined by reference to the value of the shares. Compensation expense for stock options granted to employees is recorded on a straight-line basis over the option vesting period and is based on the fair value of the stock options on the grant date. The fair value of each stock option on the grant date is determined by using the Black-Scholes option-pricing model.

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

k) Performance-Based Equity Awards

The Company has granted performance-based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. The compensation expense for these awards is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the applicable performance and vesting period. The Company will also adjust the compensation expense, as a cumulative adjustment, to the extent the Company's performance is above or below the targeted performance criteria.

The Company has also granted cash-equivalent, performance-based awards to certain employees that vest based upon the achievement of established performance criteria during the applicable performance period. These cash-equivalent, performance-based awards vest after a three-year performance period. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares, and as such the Company measures the value of the award each reporting period based on the period-ending share price. The effects of changes in the share price at each period end during the service period are recognized as changes in compensation expense over the service period. The Company will also adjust the compensation expense, as a cumulative adjustment, to the extent the Company's performance is above or below the targeted performance criteria.

l) Goodwill and Intangible Assets

The Company classifies its intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets, other than goodwill, generally consist of trademarks, renewal rights, internally generated software, non-compete covenants and insurance licenses.

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

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit(s) based on the expected benefit to be received by the reporting units from the business combination. The Company determines the expected benefit based on several factors including the purpose of the business combination, the strategy of the Company subsequent to the business combination and structure of the acquired company subsequent to the business combination. A reporting unit is a component of the Company’s business that has discrete financial information that is reviewed by management. In determining the reporting unit, the Company analyzes the inputs, processes, outputs and overall operating performance of the reporting unit. The Company has determined that for purposes of the acquisition of Allied World Underwriters, Inc. ("AW Underwriters") (f/k/a Darwin Professional Underwriters, Inc.) the U.S. direct insurance operations of the North American Insurance segment is the reporting unit that is expected to receive the benefit of the business combination and as such all of the goodwill has been allocated to this reporting unit.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

For goodwill, the Company performs an annual impairment test, or more frequently if circumstances are warranted. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of the qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test. For the year ended December 31, 2014, the Company elected to bypass the qualitative assessment and performed the first step of the goodwill impairment test.

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

We recorded no impairments during the years ended December 31, 2014, 2013 and 2012.

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

n) Earnings Per Share

Basic earnings per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net income available to common shareholders divided by the weighted average number of common and common share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities, including share warrants, employee stock options, employee share repurchase plan, RSUs and performance-based awards. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

o) Treasury Shares

Common shares repurchased by the Company and not subsequently cancelled are classified as "treasury shares" on the consolidated balance sheets and are recorded at cost. When shares are reissued from treasury the historical cost, based on the first-in, first-out method, is used to determine the cost of the reissued shares. The difference between the cost of the treasury shares and the par value of the common stock shall be first reflected as additional paid-in capital, but to the extent additional paid-in capital is exhausted the remainder shall reduce retained earnings. The issuance of shares out of treasury have been related to vesting equity-based compensation of the Company's employees and directors.

p) New Accounting Pronouncements
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
In August 2014, the FASB issued Accounting Standards Update 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). Currently, there is no guidance under U.S. GAAP regarding management's responsibility to assess whether there is substantial doubt about an entity's ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern, including management's plan to alleviate the substantial doubt. ASU 2014-15 is effective for the year ended December 31, 2016 and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on future financial statements and related disclosures.
In November 2014, the FASB issued Accounting Standards Update 2014-17, "Pushdown Accounting" ("ASU 2014-17"). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon an acquirer obtaining control of the acquired entity. The acquired entity may also elect to apply pushdown accounting in a subsequent reporting period, if pushdown accounting was not applied when the acquirer obtained control, but that will be treated as a change in accounting principle. Once pushdown accounting is applied, the election is irrevocable. The Company adopted ASU 2014-17 when it became effective in November 2014.

3.     INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category are as follows:

	December 31, 2014		December 31, 2013
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,610,502	$1,610,880	$1,676,788	$1,684,832
Non-U.S. government and government agencies	188,199	196,332	191,776	197,082
States, municipalities and political subdivisions	170,567	165,615	231,555	234,406
Corporate debt:
Financial institutions	1,024,667	1,018,777	958,794	943,518
Industrials	1,029,729	1,037,820	1,174,047	1,165,448
Utilities	110,997	111,599	69,426	69,658
Mortgage-backed	1,263,517	1,219,712	1,292,502	1,267,863
Asset-backed	670,832	674,505	505,910	502,543
Total fixed maturity investments, trading	$6,069,010	$6,035,240	$6,100,798	$6,065,350

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	December 31, 2014		December 31, 2013
	Fair Value	Cost	Fair Value	Cost
Equity securities	$844,163	$791,206	$699,846	$647,301
Other invested assets	812,543	725,069	764,081	658,683
	$1,656,706	$1,516,275	$1,463,927	$1,305,984

 Other invested assets, included in the table above, include investments in private equity funds, hedge funds and a high yield loan fund that are accounted for at fair value, but excludes other private securities described below in Note 3(b) that are accounted for using the equity method of accounting.

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2014 and 2013 were as follows:

Fund Type	Carrying Value as of December 31, 2014	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$184,576	$184,576	2 - 8 Years	$—			$223,802
Mezzanine debt	166,905	166,905	5 - 9 Years	—			204,232
Distressed	5,869	5,869	3 Years	—			5,180
Real estate	—	—	9 Years	—			50,000
Total private equity	357,350	357,350		—			483,214
Distressed	170,169	170,169		—	Based on net asset value	60 Days	—
Equity long/short	84,198	—		84,198	Quarterly	30 -60 Days	—
Multi-strategy	51,507	—		51,507	Quarterly	45 -90 Days	—
Relative value credit	119,156	—		119,156	Quarterly	60 Days	—
Total hedge funds	425,030	170,169		254,861			—
High yield loan fund	30,163	—		30,163	Monthly	30 days	—
Total other invested assets at fair value	812,543	527,519		285,024			483,214
Other private securities	142,966	—		142,966			—
Total other invested assets	$955,509	$527,519		$427,990			$483,214

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Fund Type	Carrying Value as of December 31, 2013	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$144,422	$144,422	2 - 9 Years	$—			$263,519
Mezzanine debt	64,627	64,627	8 - 9 Years	—			198,756
Distressed	7,776	7,776	4 Years	—			5,249
Total private equity	216,825	216,825		—			467,524
Distressed	151,227	151,227	1 - 2 Years	—			—
Equity long/short	99,365	—		99,365	Quarterly	30 -60 Days	—
Multi-strategy	136,958	—		136,958	Quarterly	45 -90 Days	—
Event driven	14,018	—		14,018	Annual	60 Days	—
Relative value credit	113,730	—		113,730	Quarterly	60 Days	—
Total hedge funds	515,298	151,227		364,071			—
High yield loan fund	31,958	—		31,958	Monthly	30 days	—
Total other invested assets at fair value	764,081	368,052		396,029			467,524
Other private securities	147,311	—		147,311			—
Total other invested assets	$911,392	$368,052		$543,340			$467,524

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

In general, the Company has invested in hedge funds that require at least 30 days' notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have lock-up periods ranging from one to three years from initial investment. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process to reduce the possibility of adversely affecting investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date. Certain funds may impose a redemption fee on early redemptions. Interests in private equity funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

The following is a summary of each investment type:

•
Private equity funds: Primary equity funds may invest in companies and general partnership interests. Secondary equity funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity funds seek liquidity, they can sell their existing investments, plus any remaining commitment, to secondary market participants. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

•
Real estate funds: Private real estate funds invest directly in commercial real estate (multifamily units, industrial buildings, office spaces, and retail stores) and some residential property.  Real estate managers have diversified portfolios that generally follow core, core-plus, value-added, or opportunistic strategies.  These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

c) Net Investment Income

	Year Ended December 31,
	2014	2013	2012
Fixed maturity investments	$149,449	$130,380	$157,437
Equity securities	17,581	19,076	17,080
Other invested assets: hedge funds and private equity	12,564	8,226	6,772
Other invested assets: other private securities	13,305	14,711	—
Cash and cash equivalents	2,134	2,010	2,319
Expenses	(18,159)	(16,839)	(16,467)
Net investment income	$176,874	$157,564	$167,141

Net investment income from other invested assets: other private securities included the distributed and undistributed net income from investments accounted for using the equity method of accounting. The income reported for other invested assets: other private securities for the year ended December 31, 2014 included a loss of $9,348 recorded for an equity method investment due to impairment charges that it recorded.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

d) Components of Realized Gains and Losses

	Year Ended December 31,
	2014	2013	2012
Gross realized gains on sale of invested assets	$195,390	$213,618	$183,592
Gross realized losses on sale of invested assets	(48,239)	(106,321)	(51,702)
Net realized and unrealized gains (losses) on derivatives	(39,007)	9,485	(3,608)
Mark-to-market gains (losses):
Debt securities, trading	(1,675)	(117,577)	106,328
Equity securities, trading	413	4,288	33,018
Other invested assets, trading	(17,925)	56,032	38,808
Net realized investment gains	$88,957	$59,525	$306,436
Proceeds from sale of available for sale securities	$—	$—	$236,336

e) Pledged Assets

As of December 31, 2014 and 2013, $3,585,792 and $2,894,401, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2014 and 2013, a further $571,750 and $1,053,632, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 10(f) for details on the Company’s credit facilities.

4.  DERIVATIVE INSTRUMENTS

As of December 31, 2014 and 2013, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

	December 31, 2014				December 31, 2013
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$33,875	$1,274	$167,376	$991	$294,788	$6,254	$122,439	$1,176
Interest rate swaps	—	—	571,500	683	491,400	6,829	40,000	4,214
Total derivatives	$33,875	$1,274	$738,876	$1,674	$786,188	$13,083	$162,439	$5,390
Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table provides the net realized and unrealized (losses) gains on derivatives not designated as hedges recorded on the consolidated income statements:

	Year Ended December 31,
	2014	2013	2012
Foreign exchange contracts	$897	$1,274	$(749)
Total included in foreign exchange loss	897	1,274	(749)
Put options	494	(3,822)	(2,222)
Foreign exchange contracts	3,538	3,054	(1,024)
Interest rate swaps	(45,427)	5,591	—
Interest rate futures	2,388	4,662	(362)
Total included in net realized investment gains	(39,007)	9,485	(3,608)
Total realized and unrealized (losses) gains on derivatives	$(38,110)	$10,759	$(4,357)

The loss related to interest rate swap contracts for the year ended December 31, 2014 was the result of selling interest rate swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during the year, the Company recorded a loss related to these interest rate swap contracts.

Derivative Instruments Not Designated as Hedging Instruments

The Company is exposed to foreign currency risk in its investment portfolio. Accordingly, the fair values of the Company’s investment portfolio are partially influenced by the change in foreign exchange rates. These foreign currency hedging activities have not been designated as specific hedges for financial reporting purposes.

The Company’s insurance and reinsurance subsidiaries and branches operate in various foreign countries and consequently the Company’s underwriting portfolio is exposed to foreign currency risk. The Company manages foreign currency risk by seeking to match liabilities under the insurance policies and reinsurance contracts that it writes and that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, the Company may also use derivatives to economically hedge unmatched foreign currency exposures, specifically forward contracts and currency options. For example, during 2014 the Company purchased a forward contract to economically hedge a portion of its foreign currency exposure related to the consideration to be paid for the Hong Kong and Singapore operations of RSA.

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

December 31, 2014	Carrying amount	Total fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,610,502	$1,610,502	$1,499,347	$111,155	$—
Non-U.S. government and government agencies	188,199	188,199	—	188,199	—
States, municipalities and political subdivisions	170,567	170,567	—	170,567	—
Corporate debt	2,165,393	2,165,393	—	2,165,393	—
Mortgage-backed	1,263,517	1,263,517	—	1,081,734	181,783
Asset-backed	670,832	670,832	—	615,419	55,413
Total fixed maturity investments	6,069,010	6,069,010	1,499,347	4,332,467	237,196
Equity securities	844,163	844,163	800,833	—	43,330
Other invested assets	812,543	812,543	—	—	812,543
Total investments	$7,725,716	$7,725,716	$2,300,180	$4,332,467	$1,093,069
Derivative assets:
Foreign exchange contracts	$1,274	$1,274	$—	$1,274	$—
Derivative liabilities:
Foreign exchange contracts	$991	$991	$—	$991	$—
Interest rate swaps	683	683	—	683	—
Senior notes	$798,802	$879,317	$—	$879,317	$—
Other long-term debt	$19,213	$22,583	$—	$22,583	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

December 31, 2013	Carrying amount	Total fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,676,788	$1,676,788	$1,370,088	$306,700	$—
Non-U.S. government and government agencies	191,776	191,776	—	191,776	—
States, municipalities and political subdivisions	231,555	231,555	—	231,555	—
Corporate debt	2,202,267	2,202,267	—	2,202,267	—
Mortgage-backed	1,292,502	1,292,502	—	1,145,164	147,338
Asset-backed	505,910	505,910	—	412,497	93,413
Total fixed maturity investments	6,100,798	6,100,798	1,370,088	4,489,959	240,751
Equity securities	699,846	699,846	625,942	—	73,904
Other invested assets	764,081	764,081	—	—	764,081
Total investments	$7,564,725	$7,564,725	$1,996,030	$4,489,959	$1,078,736
Derivative assets:
Foreign exchange contracts	$6,254	$6,254	$—	$6,254	$—
Interest rate swaps	6,829	6,829	—	6,829	—
Derivative liabilities:
Foreign exchange contracts	$1,176	$1,176	$—	$1,176	$—
Interest rate swaps	4,214	4,214	$—	4,214	$—
Senior notes	$798,499	$897,601	$—	$897,601	$—

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

Equity securities: Comprised of U.S. and foreign common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Foreign mutual funds where the net asset value (“NAV”) is not provided on a daily basis are included in the Level 3 fair value hierarchy.

Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the NAV of the funds as reported by the fund manager. The fair value of these investments are included in Level 3 fair value hierarchy as the Company believes NAV is an unobservable input and these securities are not redeemable in the near term. The Company does not measure its investments that are accounted for using the equity method of accounting at fair value.

Derivative instruments: The fair value of foreign exchange contracts and interest rate futures and swaps are priced from quoted market prices for similar exchange-traded derivatives and pricing valuation models that utilize independent market data inputs. The fair value of derivatives are included in the Level 2 fair value hierarchy.

Senior notes: The fair value of the senior notes is based on reported trades. The fair value of the senior notes is included in the Level 2 fair value hierarchy.

Other long-term debt: Comprised of the mortgage and credit facility associated with the purchase of office space in Switzerland. The fair value of the other long-term debt is based on the value of the debt using current interest rates. The fair value of the long-term debt is included in the Level 2 fair value hierarchy.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Rollforward of Level 3 Financial Instruments

The following is a rollforward of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant unobservable inputs (Level 3):
	Other invested assets	Mortgage- backed	Asset-backed	Equities
Year Ended December 31, 2014
Opening balance	$764,081	$147,338	$93,413	$73,904
Realized and unrealized gains (losses) included in net income	64,566	5,505	(2,068)	(1,277)
Purchases	331,099	100,019	4,628	—
Sales	(347,203)	(71,141)	(24,463)	(29,297)
Transfers into Level 3 from Level 2	—	1,505	28,813	—
Transfers out of Level 3 into Level 2 (1)	—	(1,443)	(44,910)	—
Ending balance	$812,543	$181,783	$55,413	$43,330
Realized and unrealized losses (gains) included in net income for investments still held as of December 31, 2014	$(17,925)	$4,341	$(116)	$(1,277)
Year Ended December 31, 2013
Opening balance	$655,888	$167,825	$62,246	$54,680
Realized and unrealized gains included in net income	83,621	(7,658)	(1,176)	9,224
Purchases	287,977	83,455	50,669	10,000
Sales	(263,405)	(92,985)	(28,393)	—
Transfers into Level 3 from Level 2	—	5,393	10,067	—
Transfers out of Level 3 into Level 2 (1)	—	(8,692)	—	—
Ending balance	$764,081	$147,338	$93,413	$73,904
Realized and unrealized gains (losses) included in net income for investments still held as of December 31, 2013	$62,104	$(4,914)	$(360)	$9,225
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

6.  RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	December 31,
	2014	2013
Outstanding loss reserves	$1,514,051	$1,520,867
Reserves for losses incurred but not reported	4,367,114	4,245,662
Reserve for losses and loss expenses	$5,881,165	$5,766,529

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2014	2013	2012
Gross liability at beginning of year	$5,766,529	$5,645,549	$5,225,143
Reinsurance recoverable at beginning of year	(1,234,504)	(1,141,110)	(1,002,919)
Net liability at beginning of year	4,532,025	4,504,439	4,222,224
Net losses incurred related to:
Current year	1,411,797	1,303,573	1,309,613
Prior years	(212,607)	(180,331)	(170,349)
Total incurred	1,199,190	1,123,242	1,139,264
Net paid losses related to:
Current year	171,824	115,669	117,123
Prior years	1,001,537	973,987	743,844
Total paid	1,173,361	1,089,656	860,967
Foreign exchange revaluation	(16,945)	(6,000)	3,918
Net liability at end of year	4,540,909	4,532,025	4,504,439
Reinsurance recoverable at end of year	1,340,256	1,234,504	1,141,110
Gross liability at end of year	$5,881,165	$5,766,529	$5,645,549

For the year ended December 31, 2014, the Company recognized net favorable reserve development in each of its operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment primarily related to the 2006, 2007, 2009 and 2010 loss years partially offset by unfavorable reserve development from the 2011 to 2013 loss years. The net favorable prior year reserve development in the Global Markets Insurance segment was primarily due to favorable reserve development for the 2008 to 2010 loss years.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The net favorable reserve development in the Reinsurance segment was primarily due to benign global property catastrophe activity for the 2013 loss year.

For the year ended December 31, 2013, the Company recognized net favorable reserve development in each of its operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment primarily related to the 2006 through 2008 loss years partially offset by unfavorable reserve development from the 2010 and 2011 loss years. The net favorable prior year reserve development in the Global Markets Insurance segment was primarily due to favorable reserve development for the 2006 to 2008 loss years. The net favorable prior year reserve development in the Reinsurance segment was primarily due to favorable reserve development for the 2005 to 2008 loss years.

For the year ended December 31, 2012, the Company had net favorable reserve development in each of its operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment primarily related to the 2006 through 2010 loss years partially offset by unfavorable reserve development from the 2011 and 2012 loss years. The net favorable prior year reserve development in the Global Markets Insurance segment was primarily due to favorable reserve development for the 2006 to 2010 loss years. The net favorable reserve development in the Reinsurance segment was primarily due to lower than expected loss activity for the 2012 loss year.

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

7.     CEDED REINSURANCE

The Company purchases reinsurance from third-party reinsurance companies to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from these reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under the related reinsurance contracts. The Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2014, its reinsurers are able to meet, and will meet, all of their obligations under the agreements. No material provision has been made for unrecoverable reinsurance as of December 31, 2014 and 2013. The amount of reinsurance recoverable is as follows:

	2014	2013
OSLR recoverable	$232,545	$225,796
IBNR recoverable	1,107,711	1,008,708
Reinsurance recoverable	$1,340,256	$1,234,504
Reinsurance recoverable on paid losses	$86,075	$76,099

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Direct, assumed and ceded premiums written and earned and losses and loss expenses incurred are as follows:

	Premiums Written	Premiums Earned	Losses and Loss Expenses
Year Ended December 31, 2014
Direct	$1,996,831	$1,835,186	$1,031,284
Assumed	938,594	941,182	464,728
Ceded	(613,350)	(593,610)	(296,822)
	$2,322,075	$2,182,758	$1,199,190
Year Ended December 31, 2013
Direct	$1,804,910	$1,664,343	$936,084
Assumed	933,754	896,088	430,627
Ceded	(618,183)	(554,598)	(243,469)
	$2,120,481	$2,005,833	$1,123,242
Year Ended December 31, 2012
Direct	$1,569,021	$1,446,086	$877,961
Assumed	760,250	743,575	513,871
Ceded	(491,448)	(440,763)	(252,568)
	$1,837,823	$1,748,898	$1,139,264

Of the premiums ceded during the years ended December 31, 2014, 2013 and 2012, approximately 42%, 45% and 48% were ceded to four reinsurers, respectively.

The Company actively manages its reinsurance exposures by generally selecting reinsurers having a credit rating of A- or higher and monitoring the overall credit quality of its reinsurers to ensure the recoverables will be collected.

	December 31, 2014			December 31, 2013
	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total
Munich Re	A+	$285,918	21.3%	A+	$214,070	17.3%
Axis Capital	A+	148,371	11.1%	A+	143,063	11.6%
Arch Re	A+	128,421	9.6%	A+	143,037	11.6%
Markel	A	86,595	6.5%	A	86,462	7.0%
XL Group	A	78,377	5.8%	A	68,857	5.6%
Top five reinsurers		727,682	54.3%		655,489	53.1%
Other reinsurers’ balances		612,574	45.7%		579,015	46.9%
Total reinsurance recoverable		$1,340,256	100.0%		$1,234,504	100.0%

Approximately 99% of ceded reserves were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher as of December 31, 2014 and 2013.

8.     FUNDS HELD

The Company has a minority interest in Aeolus Capital Management Ltd. ("ACM"), an affiliate of Aeolus Re, Ltd., a Bermuda-based property catastrophe reinsurer ("Aeolus Re"), which it accounts for under the equity method. ACM manages capital on behalf of investors seeking to invest in the property catastrophe reinsurance market.

The Company has also entered into a collateralized property catastrophe quota share reinsurance contract with Aeolus Re, whereby the Company assumes property catastrophe business underwritten by Aeolus Re. As part of the agreement to purchase the minority interest in ACM, the Company provided a multi-year capital commitment to support the business being underwritten by Aeolus Re. To the extent that capital is not utilized to support the business being underwritten by Aeolus Re, as

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

all obligations have been settled, the capital is returned to the Company. To the extent the losses are in excess of the premiums written, the capital is utilized to pay the claims. The capital commitment is recorded in "funds held" on the consolidated balance sheets. The funds held balance as of December 31, 2014 and 2013 was $708,047 and $621,567, respectively. For the years ended December 31, 2014, 2013 and 2012, the premiums written assumed by the Company through the collateralized property catastrophe quota share reinsurance contract with Aeolus Re were $87,275, $83,300 and $34,597, respectively.

9.     GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets at December 31, 2014 and 2013:

	Goodwill	Indefinite-Lived Intangible Assets	Finite-Lived Intangible Assets
	Net Carrying Value	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2012	$268,376	$23,920	$41,334	$(13,890)	$27,444
Amortization of intangible assets	—	—	—	(2,533)	(2,533)
Balance at December 31, 2013	268,376	23,920	41,334	(16,423)	24,911
Additions	9,882	—	—	—	—
Amortization of intangible assets	—	—	—	(2,533)	(2,533)
Balance at December 31, 2014	$278,258	$23,920	$41,334	$(18,956)	$22,378

The Company acquired the remaining interest in a claims administration services company it did not own in 2014 and recorded goodwill of $9,882 related to the transaction. The goodwill related to this acquisition has been allocated to the U.S. direct insurance operations of the North American Insurance segment.

Goodwill of $274,341 is allocated to the U.S. direct insurance operations of the North American Insurance segment while the remainder of the goodwill of $3,917 is allocated to the Reinsurance segment. The impairment reviews for goodwill and indefinite-lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2014, 2013 and 2012. The net carrying value of the goodwill is net of accumulated impairment charges of $156 that occurred prior to December 31, 2012.

The net carrying value of the finite-lived intangible assets is net of accumulated impairment charges of $6,866 that occurred prior to December 31, 2012. The remaining finite-lived intangible assets as of December 31, 2013 will be amortized over an expected remaining useful life of 8.8 years. The estimated amortization expense for each of the five succeeding fiscal years and thereafter related to the Company’s finite-lived intangible assets is as follows:

Amount
2015	$2,533
2016	2,533
2017	2,533
2018	2,533
2019	2,533
2020 and thereafter	9,713
Total	$22,378

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

10.     DEBT AND FINANCING ARRANGEMENTS

a) Financing Structure

The following table shows the Company’s financing structure:

	Outstanding(1)	Balance(2)
December 31, 2014
2006 Senior notes due 2016	$500,000	$499,690
2010 Senior notes due 2020	300,000	299,112
Swiss office building mortgage	14,157	14,157
Swiss office building credit facility	5,056	5,056
$1,000,000 Secured letter of credit facility — uncommitted	497,332	—
$150,000 Secured letter of credit facility — committed (3)	—	—
	$1,316,545	$818,015
December 31, 2013
2006 Senior notes due 2016	$500,000	$499,512
2010 Senior notes due 2020	300,000	298,987
$1,000,000 Secured letter of credit facility — uncommitted	707,915	—
$450,000 Secured letter of credit facility — committed	86,102	—
	$1,594,017	$798,499

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Represents the principal amount borrowed, net of unamortized discount.

(3)	The commitment was reduced from $450,000 to $150,000 during 2014.

b) 2006 Senior Notes Due 2016

In 2006, Allied World Assurance Company Holdings, Ltd, a Bermuda company ("Allied World Bermuda") issued $500,000 aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (the “2006 Senior Notes”), with interest payable semi-annually commencing on February 1, 2007. The 2006 Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. The 2006 Senior Notes can be redeemed by Allied World Bermuda prior to maturity subject to payment of a “make-whole” premium. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 2006 Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.

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

d) Swiss Office Building Mortgage

In 2014, the Company entered into a 20-year mortgage commitment with a Swiss bank for the construction of a company-used office building in Zug, Switzerland. The total proceeds received in 2014 under the mortgage are $14,157 (CHF 14,000) with a fixed annual interest rate of 3.2% payable quarterly. An additional $4,044 (CHF 4,000) of proceeds from the mortgage

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

will be drawn during the first quarter of 2015. The mortgage payments will be $303 (CHF 300) per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage. The outstanding balance of the mortgage is included in "other long-term debt" on the consolidated balance sheets.

e) Swiss Office Building Credit Facility

In conjunction with the above mortgage commitment, the Company entered into a three year credit facility with a Swiss bank that provides up to $5,056 (CHF 5,000) for general corporate purposes, however the Company will use the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The Company utilized the full commitment of the credit facility to finance the purchase of the Swiss office space. The interest rate for the credit facility is 2.5%. The outstanding balance of the credit facility is included in "other long-term debt" on the consolidated balance sheets.

f) Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.

Allied World Bermuda has a collateralized amended letter of credit facility with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. The maximum aggregate amount available under this credit facility as of December 31, 2014 and 2013 is $1,000,000 on an uncommitted basis.

On November 27, 2007, Allied World Bermuda entered into an $800,000 five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consisted of a $400,000 secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400,000 unsecured facility for the making of revolving loans and for the issuance of standby letters of credit.

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

On November 12, 2014, Allied World Bermuda gave irrevocable notice to the administrative agent under the Amended Secured Credit Facility to reduce the aggregate commitment from $450,000 to $150,000. All other material items of the Amended Secured Credit Facility remain unchanged.

g) Debt Maturities

The following table reflects the Company’s debt maturities, which includes its senior notes and other long-term debt:

Amount
2015	$228
2016	500,303
2017	5,359
2018	303
2019	303
2020 and thereafter	312,717
Total	$819,213

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Singapore, Switzerland and the United Kingdom. The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the U.S., 2011 to 2014; the United Kingdom, 2013 and 2014; Ireland, 2010 to 2014; Switzerland, 2013 to 2014; Hong Kong, 2009 to 2014; and Singapore, 2010 to 2014. In December 2014, the Company received notice that the U.S. Internal Revenue Service will conduct an audit of the 2012 tax return of the Company's U.S. subsidiaries. To the best of the Company’s knowledge, there are no other examinations pending by any other tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2014.

The components of income tax expense are as follows:

	Year Ended December 31,
	2014	2013	2012
Current income tax expense	$26,768	$21,669	$18,239
Deferred income tax expense (benefit)	3,755	(11,889)	201
Income tax expense	$30,523	$9,780	$18,440

Our income is primarily sourced from our Bermuda, U.S., European and Asia Pacific operations. The income before income taxes for these operations are as follows:

	Year Ended December 31,
	2014	2013	2012
Non-U.S.	$447,875	$401,778	$474,412
United States	72,907	25,882	37,035
Income before income taxes	$520,782	$427,660	$511,447

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets are as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	December 31,
	2014	2013
Deferred tax assets:
Reserve for losses and loss expenses	$21,644	$22,567
Equity compensation	15,316	15,828
Unearned premium	16,921	14,299
Deferred acquisition costs	11,184	10,604
Other-than-temporary impairments	—	407
Net loss carryforward	7,958	7,642
Total deferred tax assets	73,023	71,347
Deferred tax liabilities:
Intangible assets	(13,856)	(14,743)
Realized gains	(12,819)	(6,980)
Depreciation	(2,513)	(2,942)
Unrealized appreciation and timing differences on investments	(94)	(56)
Market discount on bonds	(740)	(271)
Other	(2,965)	(1,244)
Total deferred tax liabilities	(32,987)	(26,236)
Net deferred taxes before valuation allowance	40,036	45,111
Valuation allowance	(6,421)	(7,642)
Net deferred tax assets	$33,615	$37,469

The valuation allowance reported in the current period relates to net loss carryforwards for the European and Asia Pacific operations as it is unlikely those operations will have sufficient income to utilize the net loss carryforwards in the near term. The change in valuation allowance of $1,221 was included in income tax expense for the year ended December 31, 2014. The capital loss carryforwards from the United Kingdom and Asia Pacific operations do not expire as along as minimum capital requirements are maintained. The net loss carryforwards from the Switzerland operation expire between 2020 and 2021.

Current tax receivable and payable has been included in “other assets” and “accounts payable and accrued liabilities” on the consolidated balance sheets, respectively. Current taxes receivable or payable was as follows:

	December 31,
	2014	2013
Current tax receivable	$8,640	$11,684
Current tax payable	$829	$1,452

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the Company’s effective tax rate on pre-tax accounting income and the expected tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Expected tax rate	7.8%	7.8%	7.8%
Income not subject to income tax	(7.1)%	(8.2)%	(7.3)%
Foreign taxes at local expected tax rates	4.4%	1.4%	2.1%
Disallowed expenses and capital allowances	0.2%	1.0%	0.7%
Prior year refunds and adjustments	1.2%	0.8%	0.4%
Other	(0.6)%	(0.5)%	(0.1)%
Effective tax rate	5.9%	2.3%	3.6%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

12.     SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	December 31,
	2014	2013
Common shares issued and fully paid, 2014 and 2013: CHF 4.10 per share	100,775,256	103,477,452
Share capital at end of year	$408,020	$418,988

	2014	2013
Shares issued at beginning of year	103,477,452	109,109,604
Shares cancelled	(2,702,196)	(5,632,152)
Total shares issued at end of year	100,775,256	103,477,452
Treasury shares issued at beginning of year	3,223,806	4,716,261
Shares repurchased	4,906,785	5,544,432
Shares issued out of treasury	(848,621)	(1,404,735)
Shares cancelled	(2,702,196)	(5,632,152)
Total treasury shares at end of year	4,579,774	3,223,806
Total shares outstanding at end of year	96,195,482	100,253,646

During the years ended December 31, 2014, and 2013, 2,702,196 and 5,544,432 voting shares repurchased and designated for cancellation, respectively, were constructively retired and cancelled.

Effective July 9, 2013, the Company cancelled 87,720 non-voting shares held in treasury and 4,616,058 shares previously repurchased and constructively retired, following a required filing with the Swiss Commercial Register in Zug.

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

The Company’s primary restrictions on net assets of subsidiaries consist of regulatory requirements placed upon the regulated insurance and reinsurance subsidiaries to hold minimum amounts of total statutory capital and surplus and there were no other material restrictions on net assets in place as of December 31, 2014.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

On May 1, 2014, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly dividends of $0.225 per share. The first dividend was on July 2, 2014, the second dividend was on October 2, 2014 and the third dividend was on January 2, 2015. The Company expects to distribute the remaining dividend in April 2015.

The Company paid the following dividends during the years ended December 31, 2014, 2013 and 2012:

Dividend Paid	Partial Par Value Reduction Per Share		Dividend Per Share	Total Amount Paid
October 2, 2014		N/A	$0.225	$21,686
July 2, 2014		N/A	$0.225	$21,870
April 3, 2014		N/A	$0.167	$16,495
January 2, 2014		N/A	$0.167	$16,732
October 3, 2013		N/A	$0.167	$16,952
July 3, 2013		N/A	$0.167	$17,117
March 12, 2013	CHF	0.11	$0.125	$12,981
December 18, 2012	CHF	0.11	$0.125	$13,010
September 25, 2012	CHF	0.12	$0.125	$13,324
August 6, 2012	CHF	0.12	$0.125	$13,394
April 6, 2012	CHF	0.11	$0.125	$13,795
January 6, 2012	CHF	0.12	$0.125	$14,302

c) Share Repurchases

On May 1, 2014, the shareholders approved a new share repurchase program in order for the Company to repurchase up to $500,000 of Allied World Switzerland's common shares. This new share repurchase program supersedes the 2012 share repurchase program and no further repurchases will be made under the 2012 share repurchase program. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by Allied World Switzerland to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Year Ended December 31,
	2014	2013	2012
Common shares repurchased	4,906,785	5,544,432	10,967,877
Total cost of shares repurchased	$175,373	$174,686	$263,942
Average price per share	$35.74	$31.51	$24.07

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

13.     EMPLOYEE BENEFIT PLANS

The Company implemented the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan (the “2012 Omnibus Plan”). Under the 2012 Omnibus Plan, up to 4,500,000 common shares may be issued, subject to adjustment. The 2012 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options under the Internal Revenue Code, non-qualified stock options, stock appreciation rights, restricted shares, RSUs, deferred share units, cash incentive awards, performance-based compensation awards and other equity-based and equity-related awards. These awards generally vest pro rata over four years from the date of grant, except for the performance-based awards that will generally vest over a three-year period based on the achievement of certain performance conditions.

The Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan (the “Plan”), the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan and the and the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan (the “LTIP”) were automatically terminated, replaced and superseded by the 2012 Omnibus Plan on May 3, 2012, except that any outstanding awards granted under such plans remain in effect pursuant to their terms.

a) Employee option plan

Options under the Plan are exercisable in certain limited conditions, expire after 10 years, and generally vest pro-rata over four years from the date of grant. The exercise price of options issued were approved by the Compensation Committee but were not less than the fair market value of the common shares of Allied World Switzerland on the date the option award is granted. The Company has not granted stock options since 2011.

The following table summarizes the activity related to options granted and exercised:

	Year Ended December 31,
	2014	2013	2012
Options granted	—	—	—
Weighted average grant date fair value	$—	$—	$—
Options exercised	(479,831)	(674,187)	(801,810)
Total intrinsic value of options exercised	$10,313	$12,212	$9,650
Proceeds from option exercises	$10,027	$12,137	$10,527

The activity related to the Company’s stock options is as follows:

	Year Ended December 31, 2014
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	2,928,312	$16.07
Granted	—	$—
Exercised	(479,831)	$(14.25)
Forfeited	(15,096)	$(20.50)
Expired	(6,711)	$(16.35)
Outstanding at end of year	2,426,674	$16.40	4.7 years	$52,212
Exercisable at end of year	2,151,790	$15.88	4.5 years	$47,424

As of December 31, 2014, there was remaining $299 of total unrecognized compensation expense related to unvested options granted under the Plan. This expense is expected to be recognized over a weighted-average period of 0.1 years.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b) Restricted stock units and performance-based equity awards

The RSUs vest pro-rata over four years from the date of grant. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the date of grant. The Company estimates the expected forfeitures of RSUs at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

Each award for the performance-based RSUs represents the right to receive a number of shares in the future, based upon the achievement of established performance criteria during the applicalbe performance period. The compensation expense for the performance-based RSUs is based on the fair market value of Allied World Switzerland's common shares at the time of grant. For the performance-based RSUs granted in 2014, 2013 and 2012, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2014, 2013 and 2012 are expensed at 100%, 110% and 135%, respectively, of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

The activity related to the Company’s RSUs awards is as follows:

	Year Ended December 31, 2014
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	143,697	$21.69
RSUs granted	454,176	33.56
RSUs forfeited	(16,386)	(31.22)
RSUs fully vested	(78,981)	(21.76)
Outstanding at end of year	502,506	$32.10	$19,055

As of December 31, 2014, there was remaining $12,057 of total unrecognized compensation expense related to 502,506 unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 1.9 years.

The activity related to the Company’s performance-based equity awards is as follows:

	Year Ended December 31, 2014
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	804,519	$23.21
Performance-based equity awards granted	166,302	33.56
Additional awards granted due to achievement of performance criteria	104,895	20.50
Performance-based equity awards forfeited	(4,635)	(25.20)
Performance-based equity awards fully vested	(454,440)	(20.50)
Outstanding at end of year	616,641	$27.52	$23,383

As of December 31, 2014, there was remaining $5,814 of total unrecognized compensation expense related to 616,641 unvested performance-based equity awarded. This expense is expected to be recognized over a weighted-average period of 1.6 years.

The RSUs and performance-based equity awards vested in 2014, 2013 and 2012 had aggregate intrinsic values of $14,366, $28,836 and $13,947 at the time of vesting, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

c) Cash-equivalent stock awards

As part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and performance-based awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, the Company establishes a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. At December 31, 2014, the liability was $51,343, and payments for awards vesting in the period are typically settled within the first three months of the year. The liability is included in “accounts payable and accrued expenses” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

The activity related to the Company's cash-equivalent RSUs and performance-based equity awards is as follows:

	RSU's		Performance-based Awards
Year Ended December 31, 2014	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	2,049,084	$24.69	1,031,961	23.67
Granted	438,162	33.56	249,438	33.56
Additional awards granted due to achievement of performance criteria	—	—	104,895	20.50
Forfeited	(77,322)	(27.12)	(6,948)	(25.20)
Fully vested	(755,860)	(22.51)	(454,440)	(20.50)
Outstanding at end of year	1,654,064	$27.99	924,906	$27.52

d) Total Stock-Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards.

	Year Ended December 31,
	2014	2013	2012
Stock options	$1,949	$3,269	$4,256
RSUs and performance-based equity awards	12,295	10,700	13,010
LTIP	—	—	376
Cash-equivalent stock awards	37,790	50,878	32,760
Total	$52,034	$64,847	$50,402

e) Pension Plans

The Company provides defined contribution retirement plans for its employees and officers.  Contributions are made by the Company, and in some locations, these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice and vesting provisions meeting legal compliance standards.  The amount that an individual employee or officer can contribute may also be subject to regulatory requirements relating to the country of which the individual is a citizen. The Company incurred expenses for these defined contribution arrangements of $10,648, $9,287 and $6,602 for the years ended December 31, 2014, 2013 and 2012, respectively.

f) Employee Share Purchase Plan

Under the Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan (“ESPP”), eligible employees of the Company may purchase common shares of the Company at a 15% discount from the fair

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

market value of one common share on the last trading day of each offering period. Employees purchase a variable number of common shares through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 3,000,000 common shares to eligible employees under the ESPP.

14.    EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
Basic earnings per share:
Net income	$490,259	$417,880	$493,007
Weighted average common shares outstanding	97,538,319	102,464,715	108,171,435
Basic earnings per share	$5.03	$4.08	$4.56

	Year Ended December 31,
	2014	2013	2012
Diluted earnings per share:
Net income	$490,259	$417,880	$493,007
Weighted average common shares outstanding	97,538,319	102,464,715	108,171,435
Share equivalents:
Warrants and options	1,432,960	1,536,939	1,306,002
RSU and LTIP awards	605,808	864,180	1,727,265
Employee share purchase plan	14,686	—	4,953
Weighted average common shares and common share equivalents outstanding — diluted	99,591,773	104,865,834	111,209,655
Diluted earnings per share	$4.92	$3.98	$4.43

For the years ended December 31, 2014, 2013 and 2012, a weighted average of nil, nil and 678,312 employee stock options and RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

15.    COMMITMENTS AND CONTINGENCIES

a)    Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract.

The Company’s investment portfolio is managed pursuant to guidelines that follow prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its investment portfolio. As of December 31, 2014 and 2013, substantially all of the Company’s cash and investments were held with one custodian.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

b)    Operating Leases

The Company leases office space under operating leases expiring in various years through 2030. The following are future minimum rental payments as of December 31, 2014:

Amount
2015	$12,568
2016	16,903
2017	20,596
2018	20,096
2019	19,013
2020 and thereafter	138,602
$227,778

Total rent expense for the years ended December 31, 2014, 2013 and 2012 was $18,950, $11,392 and $11,929, respectively. The rent expense for the year ended December 31, 2014 included $963 of accelerated rent expense due to the Company vacating one of its leased properties before the lease expired.

c)    Producers

The three largest individual producers as a percentage of gross premiums written are as follows:

	Year Ended December 31,
	2014	2013	2012
Marsh & McLennan Companies, Inc.	25%	26%	25%
Aon Corporation	17%	18%	19%
Willis Group Holdings	10%	12%	11%

d)    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of December 31, 2014, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

16.    STATUTORY CAPITAL AND SURPLUS

Allied World Switzerland’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Allied World Switzerland and its subsidiaries operate. The total amount of restricted net assets for the Company’s consolidated subsidiaries as of December 31, 2014 was $2,953,535.

The minimum required statutory capital and surplus is the amount of statutory capital and surplus necessary to satisfy regulatory requirements based on the Company’s current operations. The statutory capital and surplus and minimum required statutory capital and surplus for the Company’s most significant regulatory jurisdictions at December 31, 2014 and 2013 were as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	December 31, 2014		December 31, 2013
	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus
Bermuda	$3,273,730	$876,235	$3,208,776	$806,012
United States	1,220,299	226,876	1,187,023	205,699
Ireland	410,841	29,204	407,600	27,098
Switzerland	172,306	19,943	167,840	22,905
United Kingdom	231,659	203,742	229,745	229,689

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

The statutory net income (loss) for the Company’s most significant regulatory jurisdictions for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
Bermuda	$487,051	$467,283	$528,712
United States	45,445	36,744	25,390
Ireland	3,241	(4,880)	9,325
Switzerland	7,408	(6,418)	10,657
United Kingdom	(7,819)	9,362	1,800

At December 31, 2014, the maximum amount of ordinary dividends or distributions that can be paid, without prior regulatory approval, for the Company’s most significant regulatory jurisdictions, were as follows:

December 31, 2014
Bermuda	$818,433
United States	102,283
Ireland	21,637
Switzerland	6,323
United Kingdom	1,601

a)    Bermuda

The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations as amended. As a Class 4 insurer, Allied World Assurance Company, Ltd is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the enhanced capital requirements as determined by the Bermuda Monetary Authority under the Bermuda Solvency Capital Requirement model (“BSCR model”). The BSCR model is a risk-based capital model that provides a method for determining an insurer’s minimum required capital taking into account the risk characteristics of different aspects of the company’s business. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2014 and 2013, this subsidiary met the requirements.

b)    United States

The Company’s U.S. insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

of ordinary shareholder dividends the subsidiaries can pay. The restrictions are generally based on statutory surplus and/or statutory net income as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2014 and 2013, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

c)    Ireland

The Company’s Irish insurance subsidiary is regulated by the Central Bank of Ireland pursuant to the Insurance Acts 1909 to 2000, the Central Bank Acts 1942 to 2014 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2014. This subsidiary is required to maintain a minimum level of capital. As of December 31, 2014 and 2013, these requirements were met. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution.

d)    Switzerland

The Company’s Swiss insurance subsidiary, Allied World Assurance Company, AG, is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervisory Law 2004 to 2014. This subsidiary’s accounts are prepared in accordance with the Swiss Code of Obligation 1911 to 2013 and the Insurance Supervisory Law 2004 to 2014. This subsidiary is obligated to maintain a minimum level of capital based on the Swiss Code of Obligation, a minimum of tied assets based on the Insurance Supervisory Law and a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations as stipulated by the Insurance Supervisory Law. As of December 31, 2014 and 2013, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves which consist of retained earnings, the current year profit and legal reserves to a certain extent. Any dividend requires approval of the shareholders and in case of the dividend exceeding the current year profit, approval is also required from FINMA. The solvency and capital requirements must still be met following any distribution.

e)    United Kingdom

Allied World Capital (Europe) Limited is the sole corporate member of Syndicate 2232. Syndicate 2232 is managed by Allied World Managing Agency Limited, which is authorized and regulated by the Prudential Regulatory Authority ("PRA") and the Financial Conduct Authority. As a member of Lloyd’s, Allied World Capital (Europe) Limited is obliged to comply with Lloyd’s byelaws and regulations (made pursuant to the Lloyd’s Acts 1871 to 1982) and applicable provisions of the Financial and Services and Markets Act 2000. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. The capital required to support a Syndicate’s underwriting capacity, referred to as “funds at Lloyd’s”, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the PRA. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable from the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. The Company has provided capital to support the underwriting of Syndicate 2232 in the form of pledged assets provided by Allied World Assurance Company, Ltd. The amount which the Company provides as funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Lloyd’s is supervised by the PRA and required to implement certain rules prescribed by the PRA under the Lloyd’s Act of 1982 regarding the operation of the Lloyd’s market. With respect to managing agents and corporate members, Lloyd’s prescribes certain minimum standards relating to management and control, solvency and other requirements and monitors managing agents’ compliance with such standards.

f)    Branch Offices

The Company’s insurance subsidiaries maintain branch offices in Australia, Bermuda, England, Switzerland, Hong Kong, Canada, Singapore and Labuan. As branch offices are not considered separate legal entities, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the branch offices. These branch offices are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2014 and 2013, the actual capital and surplus for each of these branches exceeded the relevant local regulatory requirements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

17.    SEGMENT INFORMATION

The determination of reportable segments is based on how the Company's chief operating decision maker, the Chief Executive Officer, monitors the Company’s underwriting operations. Management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. The Company is currently organized into three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. All product lines fall within these classifications.

The North American Insurance segment includes the Company’s direct specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claim administration services operation. This segment provides both direct property and specialty casualty insurance to North American domiciled accounts. The Global Markets Insurance segment includes the Company’s direct insurance operations in Europe and Asia Pacific, which includes offices in Australia, Hong Kong and Singapore. This segment provides both direct property and casualty insurance primarily to non-North American domiciled accounts. The Reinsurance segment includes the Company’s reinsurance operations in the United States, Bermuda, Europe and Singapore. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

The Company measures its segment profit or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operations and other income or expense that is not directly related to our underwriting operations. Management measures results of each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio”, “expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the “acquisition cost ratio” and the “general and administrative expense ratio”. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Year Ended December 31, 2014	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,716,288	$280,543	$938,594	$2,935,425
Net premiums written	1,230,839	187,997	903,239	2,322,075
Net premiums earned	1,111,164	162,566	909,028	2,182,758
Net losses and loss expenses	(683,836)	(61,057)	(454,297)	(1,199,190)
Acquisition costs	(105,914)	(18,222)	(170,986)	(295,122)
General and administrative expenses	(219,665)	(68,106)	(77,965)	(365,736)
Underwriting income	101,749	15,181	205,780	322,710
Other insurance-related revenue	2,064	—	—	2,064
Other insurance-related expenses	(1,854)	(6,724)	—	(8,578)
Segment income	101,959	8,457	205,780	316,196
Net investment income				176,874
Net realized investment gains				88,957
Amortization of intangible assets				(2,533)
Interest expense				(57,755)
Foreign exchange loss				(957)
Income before income taxes				$520,782
Loss and loss expense ratio	61.5%	37.6%	50.0%	54.9%
Acquisition cost ratio	9.5%	11.2%	18.8%	13.5%
General and administrative expense ratio	19.8%	41.9%	8.6%	16.8%
Expense ratio	29.3%	53.1%	27.4%	30.3%
Combined ratio	90.8%	90.7%	77.4%	85.2%

Year Ended December 31, 2013	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,572,355	$232,555	$933,754	$2,738,664
Net premiums written	1,082,441	145,002	893,038	2,120,481
Net premiums earned	1,022,979	126,008	856,846	2,005,833
Net losses and loss expenses	(651,267)	(50,395)	(421,580)	(1,123,242)
Acquisition costs	(94,869)	(10,051)	(147,753)	(252,673)
General and administrative expenses	(209,042)	(63,164)	(80,079)	(352,285)
Underwriting income	67,801	2,398	207,434	277,633
Other insurance-related revenue	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment income	67,801	2,398	207,434	277,633
Net investment income				157,564
Net realized investment gains				59,525
Amortization of intangible assets				(2,533)
Interest expense				(56,510)
Foreign exchange loss				(8,019)
Income before income taxes				$427,660
Loss and loss expense ratio	63.7%	40.0%	49.2%	56.0%
Acquisition cost ratio	9.3%	8.0%	17.2%	12.6%
General and administrative expense ratio	20.4%	50.1%	9.3%	17.6%
Expense ratio	29.7%	58.1%	26.5%	30.2%
Combined ratio	93.4%	98.1%	75.7%	86.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2012	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,376,040	$192,981	$760,250	$2,329,271
Net premiums written	964,199	125,577	748,047	1,837,823
Net premiums earned	892,721	115,660	740,517	1,748,898
Net losses and loss expenses	(608,762)	(19,536)	(510,966)	(1,139,264)
Acquisition costs	(77,701)	(8,483)	(119,538)	(205,722)
General and administrative expenses	(185,231)	(48,365)	(73,725)	(307,321)
Underwriting income	21,027	39,276	36,288	96,591
Other insurance-related revenue	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment income	21,027	39,276	36,288	96,591
Net investment income				167,141
Net realized investment gains				306,436
Amortization of intangible assets				(2,533)
Interest expense				(55,405)
Foreign exchange loss				(783)
Income before income taxes				$511,447
Loss and loss expense ratio	68.2%	16.9%	69.0%	65.1%
Acquisition cost ratio	8.7%	7.3%	16.1%	11.8%
General and administrative expense ratio	20.7%	41.8%	10.0%	17.6%
Expense ratio	29.4%	49.1%	26.1%	29.4%
Combined ratio	97.6%	66.0%	95.1%	94.5%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Year Ended December 31,
	2014	2013	2012
United States	$1,795,564	$1,636,010	$1,360,190
Bermuda	640,948	676,174	611,382
Europe	318,626	264,867	228,791
Asia Pacific	167,334	161,613	128,908
Canada	12,953	—	—
Total gross premiums written	$2,935,425	$2,738,664	$2,329,271

Gross premiums written attributable to Switzerland were $67,564, $61,042 and $43,664 for the years ended December 31, 2014, 2013 and 2012, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

The following table shows the Company’s net premiums earned by line of business for each segment for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
North American Insurance:
General casualty	$334,603	$269,114	$211,238
Professional liability	276,105	259,215	245,583
Healthcare	168,476	194,344	187,053
General property	126,646	141,896	137,002
Programs	119,756	107,870	88,180
Inland marine	43,666	25,939	10,612
Environmental	19,507	17,017	12,627
Other	22,405	7,584	426
Total	1,111,164	1,022,979	892,721

Global Markets Insurance:
Professional liability	57,176	45,967	43,621
General property	33,957	31,364	36,751
Aviation	22,342	9,521	—
Trade credit	17,623	14,099	9,471
General casualty	15,266	13,903	16,762
Healthcare	11,963	11,154	9,055
Other	4,239	—	—
Total	162,566	126,008	115,660

Reinsurance:
Property	411,968	336,009	273,167
Specialty	321,538	349,044	283,415
Casualty	175,522	171,793	183,935
Total	909,028	856,846	740,517
Total net premiums earned	$2,182,758	$2,005,833	$1,748,898

18.    CONDENSED CONSOLIDATED PARENT COMPANY AND GUARANTOR FINANCIAL STATEMENTS

The following tables present condensed consolidating financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Balance Sheet:

As of December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,868,682	$—	$7,868,682
Cash and cash equivalents	32,579	1,734	555,026	—	589,339
Insurance balances receivable	—	—	664,815	—	664,815
Funds held	—	—	724,021	—	724,021
Reinsurance recoverable	—	—	1,340,256	—	1,340,256
Reinsurance recoverable on paid losses	—	—	86,075		86,075
Net deferred acquisition costs	—	—	151,546	—	151,546
Goodwill and intangible assets	—	—	324,556	—	324,556
Balances receivable on sale of investments	—	—	47,149	—	47,149
Investments in subsidiaries	3,629,301	4,218,028	—	(7,847,329)	—
Due from subsidiaries	147,072	19,190	14,396	(180,658)	—
Other assets	1,470	3,192	620,462	—	625,124
Total assets	$3,810,422	$4,242,144	$12,396,984	$(8,027,987)	$12,421,563
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,881,165	$—	$5,881,165
Unearned premiums	—	—	1,555,313	—	1,555,313
Reinsurance balances payable	—	—	180,060	—	180,060
Balances due on purchases of investments	—		5,428	—	5,428
Senior notes	—	798,802	—	—	798,802
Other long-term debt	—	—	19,213	—	19,213
Due to subsidiaries	7,599	6,797	166,262	(180,658)	—
Other liabilities	24,532	19,618	159,141	—	203,291
Total liabilities	32,131	825,217	7,966,582	(180,658)	8,643,272
Total shareholders’ equity	3,778,291	3,416,927	4,430,402	(7,847,329)	3,778,291
Total liabilities and shareholders’ equity	$3,810,422	$4,242,144	$12,396,984	$(8,027,987)	$12,421,563

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,712,036	$—	$7,712,036
Cash and cash equivalents	10,790	2,775	518,371	—	531,936
Insurance balances receivable	—	—	588,632	—	588,632
Funds held	—	—	632,430	—	632,430
Reinsurance recoverable	—	—	1,234,504	—	1,234,504
Reinsurance recoverable on paid losses	—	—	76,099	—	76,099
Net deferred acquisition costs	—	—	126,661	—	126,661
Goodwill and intangible assets	—	—	317,207	—	317,207
Balances receivable on sale of investments	—	—	76,544	—	76,544
Investments in subsidiaries	3,413,001	4,018,619	—	(7,431,620)	—
Due from subsidiaries	111,172	122,846	123,479	(357,497)	—
Other assets	1,757	4,671	643,353	—	649,781
Total assets	$3,536,720	$4,148,911	$12,049,316	$(7,789,117)	$11,945,830
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,766,529	$—	$5,766,529
Unearned premiums	—	—	1,396,256	—	1,396,256
Reinsurance balances payable	—	—	173,023	—	173,023
Balances due on purchases of investments	—	—	104,740	—	104,740
Senior notes	—	798,499	—	—	798,499
Due to subsidiaries	12,945	110,534	234,018	(357,497)	—
Other liabilities	3,949	17,797	165,211	—	186,957
Total liabilities	16,894	926,830	7,839,777	(357,497)	8,426,004
Total shareholders’ equity	3,519,826	3,222,081	4,209,539	(7,431,620)	3,519,826
Total liabilities and shareholders’ equity	$3,536,720	$4,148,911	$12,049,316	$(7,789,117)	$11,945,830

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Income Statement:

Year Ended December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,182,758	$—	$2,182,758
Net investment income	50	—	176,824	—	176,874
Net realized investment gains	—	—	88,957	—	88,957
Other income	—	—	2,064	—	2,064
Net losses and loss expenses	—	—	(1,199,190)	—	(1,199,190)
Acquisition costs	—	—	(295,122)	—	(295,122)
General and administrative expenses	(35,596)	(3,088)	(327,052)	—	(365,736)
Other expense	—	—	(8,578)	—	(8,578)
Amortization of intangible assets	—	—	(2,533)	—	(2,533)
Interest expense	—	(55,418)	(2,337)	—	(57,755)
Foreign exchange gain (loss)	20	104	(1,081)	—	(957)
Income tax (expense) benefit	(89)	—	(30,434)	—	(30,523)
Equity in earnings of consolidated subsidiaries	525,874	564,648	—	(1,090,522)	—
NET INCOME (LOSS)	$490,259	$506,246	$584,276	$(1,090,522)	$490,259
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$490,259	$506,246	$584,276	$(1,090,522)	$490,259

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,005,833	$—	$2,005,833
Net investment income	13	4	157,547	—	157,564
Net realized investment gains	—	—	59,525	—	59,525
Other income	—	—	—	—	—
Net losses and loss expenses	—	—	(1,123,242)	—	(1,123,242)
Acquisition costs	—	—	(252,673)	—	(252,673)
General and administrative expenses	(42,122)	(1,320)	(308,843)	—	(352,285)
Other expense	—	—	—	—	—
Amortization of intangible assets	—	—	(2,533)	—	(2,533)
Interest expense	—	(55,347)	(1,163)	—	(56,510)
Foreign exchange gain (loss)	263	(1,045)	(7,237)	—	(8,019)
Income tax (expense) benefit	98	—	(9,878)	—	(9,780)
Equity in earnings of consolidated subsidiaries	459,628	515,156	—	(974,784)	—
NET INCOME (LOSS)	$417,880	$457,448	$517,336	$(974,784)	$417,880
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$417,880	$457,448	$517,336	$(974,784)	$417,880

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,748,898	$—	$1,748,898
Net investment income	26	20	167,095	—	167,141
Net realized investment gains (loss)	—	—	306,436	—	306,436
Other income	—	—	—	—	—
Net losses and loss expenses	—	—	(1,139,264)	—	(1,139,264)
Acquisition costs	—	—	(205,722)	—	(205,722)
General and administrative expenses	(35,258)	(2,973)	(269,090)	—	(307,321)
Other expense	—	—	—	—	—
Amortization of intangible assets	—	—	(2,533)	—	(2,533)
Interest expense	—	(55,405)	—	—	(55,405)
Foreign exchange gain (loss)	159	(319)	(623)	—	(783)
Income tax (expense) benefit	358	—	(18,798)	—	(18,440)
Equity in earnings of consolidated subsidiaries	527,722	573,256	—	(1,100,978)	—
NET INCOME (LOSS)	$493,007	$514,579	$586,399	$(1,100,978)	$493,007
Unrealized gains on investments arising during the year net of applicable deferred income tax benefit of $265	(493)	—	(493)	493	(493)
Reclassification adjustment for net realized investment gains included in net income, net of applicable income tax	(13,991)	—	(13,991)	13,991	(13,991)
Other comprehensive loss	(14,484)	—	(14,484)	14,484	(14,484)
COMPREHENSIVE INCOME (LOSS)	$478,523	$514,579	$571,915	$(1,086,494)	$478,523

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Statement of Cash Flows:

Year Ended December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$264,422	$292,959	$493,659	$(643,250)	$407,790
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(7,630,034)	—	(7,630,034)
Purchases of other invested assets	—	—	(307,955)	—	(307,955)
Sales of trading securities	—	—	7,536,936	—	7,536,936
Sales of other invested assets	—	—	267,885	—	267,885
Other	—	—	6,201	—	6,201
Net cash provided by (used in) investing activities	—	—	(126,967)	—	(126,967)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(76,750)	—	—	—	(76,750)
Intercompany dividends paid	—	(294,000)	(349,250)	643,250	—
Proceeds from the exercise of stock options	10,027	—	—	—	10,027
Proceeds from other long-term debt	—	—	19,213	—	19,213
Share repurchases	(175,910)	—	—	—	(175,910)
Net cash provided by (used in) financing activities	(242,633)	(294,000)	(330,037)	643,250	(223,420)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,789	(1,041)	36,655	—	57,403
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,790	2,775	518,371	—	531,936
CASH AND CASH EQUIVALENTS, END OF YEAR	$32,579	$1,734	$555,026	$—	$589,339

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$198,702	$265,951	$237,956	$(596,500)	$106,109
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(7,527,670)	—	(7,527,670)
Purchases of other invested assets	—	—	(276,926)	—	(276,926)
Sales of trading securities	—	—	7,540,194	—	7,540,194
Sales of other invested assets	—	—	187,477	—	187,477
Other	—	—	28,782	—	28,782
Net cash provided by (used in) investing activities	—	—	(48,143)	—	(48,143)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(12,981)	—	—	—	(12,981)
Dividends paid	(34,059)	—	—	—	(34,059)
Intercompany dividends paid	—	(274,500)	(322,000)	596,500	—
Proceeds from the exercise of stock options	12,137	—	—	—	12,137
Share repurchases	(173,006)	—	—	—	(173,006)
Net cash provided by (used in) financing activities	(207,909)	(274,500)	(322,000)	596,500	(207,909)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,207)	(8,549)	(132,187)	—	(149,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,997	11,324	650,558	—	681,879
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,790	$2,775	$518,371	$—	$531,936

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2012	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$338,565	$357,438	$702,853	$(770,000)	$628,856
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(8,006,237)	—	(8,006,237)
Purchases of other invested assets	—	—	(333,031)	—	(333,031)
Sales of available for sale securities	—	—	236,978	—	236,978
Sales of trading securities	—	—	7,892,907	—	7,892,907
Sales of other invested assets	—	—	53,741	—	53,741
Capital contribution to subsidiary	(110,000)	—	—	110,000	—
Other	—	—	(104,091)	—	(104,091)
Net cash provided by (used in) investing activities	(110,000)	—	(259,733)	110,000	(259,733)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(67,825)	—	—	—	(67,825)
Intercompany dividends paid	—	(355,000)	(415,000)	770,000	—
Proceeds from the exercise of stock options	10,527	—	—	—	10,527
Share repurchases	(263,942)	—	—	—	(263,942)
Capital contribution from parent	—	—	110,000	(110,000)	—
Net cash provided by (used in) financing activities	(321,240)	(355,000)	(305,000)	660,000	(321,240)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92,675)	2,438	138,120	—	47,883
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,672	8,886	512,438	—	633,996
CASH AND CASH EQUIVALENTS, END OF YEAR	$19,997	$11,324	$650,558	$—	$681,879

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $294,000, $274,500 and $355,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the condensed consolidating statement of cash flows.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

19.     UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2014 and 2013:

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
REVENUES:
Gross premiums written	$565,743	$707,884	$760,405	$901,393
Premiums ceded	(137,948)	(139,142)	(206,481)	(129,779)
Net premiums written	427,795	568,742	553,924	771,614
Change in unearned premiums	145,694	(27,005)	(16,677)	(241,329)
Net premiums earned	573,489	541,737	537,247	530,285
Net investment income	49,050	43,412	36,793	47,619
Net realized investment (losses) gains	(15,329)	(35,136)	85,217	54,205
Other income	1,032	1,032	—	—
	608,242	551,045	659,257	632,109
EXPENSES:
Net losses and loss expenses	272,959	336,090	314,855	275,286
Acquisition costs	80,718	72,403	74,279	67,722
General and administrative expenses	100,914	88,294	96,188	80,340
Other expense	2,003	6,575	—	—
Amortization of intangible assets	633	633	634	633
Interest expense	14,304	14,325	14,592	14,534
Foreign exchange (gain) loss	(21)	278	651	49
	471,510	518,598	501,199	438,564
Income before income taxes	136,732	32,447	158,058	193,545
Income tax expense	6,223	1,532	6,195	16,573
NET INCOME	$130,509	$30,915	$151,863	$176,972
PER SHARE DATA
Basic earnings per share	$1.35	$0.32	$1.55	$1.78
Diluted earnings per share	$1.33	$0.31	$1.52	$1.74
Weighted average common shares outstanding	96,386,796	96,458,231	97,809,639	99,545,187
Weighted average common shares and common share equivalents outstanding	98,394,432	98,444,238	99,724,802	101,584,662

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States dollars, except share, per share, percentage and ratio information)

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
REVENUES:
Gross premiums written	$555,490	$580,893	$765,200	$837,081
Premiums ceded	(164,360)	(127,816)	(183,978)	(142,029)
Net premiums written	391,130	453,077	581,222	695,052
Change in unearned premiums	133,431	57,696	(73,951)	(231,824)
Net premiums earned	524,561	510,773	507,271	463,228
Net investment income	47,270	39,271	37,635	33,388
Net realized investment gains (losses)	67,599	27,487	(115,198)	79,637
	639,430	577,531	429,708	576,253
EXPENSES:
Net losses and loss expenses	315,966	276,970	275,128	255,178
Acquisition costs	66,257	65,114	64,617	56,685
General and administrative expenses	100,467	88,553	80,585	82,680
Amortization of intangible assets	633	633	634	633
Interest expense	14,094	14,094	14,188	14,134
Foreign exchange loss	658	4,353	490	2,518
	498,075	449,717	435,642	411,828
Income (loss) before income taxes	141,355	127,814	(5,934)	164,425
Income tax expense (benefit)	3,448	4,971	(4,072)	5,433
NET INCOME (LOSS)	$137,907	$122,843	$(1,862)	$158,992
PER SHARE DATA
Basic earnings (loss) per share	1.37	1.20	(0.02)	1.53
Diluted earnings (loss) per share	1.34	1.18	(0.02)	1.50
Weighted average common shares outstanding	100,814,955	101,974,077	103,267,659	103,840,818
Weighted average common shares and common share equivalents outstanding	103,129,812	104,184,579	103,267,659	106,295,529

20. SUBSEQUENT EVENTS

a) Dividend

On January 2, 2015, the Company paid a quarterly dividend of $0.225 per share to shareholders of record on December 24, 2014.

Schedule III
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States dollars

Year Ended December 31, 2014
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$55,756	$3,806,621	$1,003,151	$1,111,164	$—	$683,836	$105,914	$219,665	$1,230,839
Global Markets Insurance	23,336	568,126	223,402	162,566	—	61,057	18,222	68,106	187,997
Reinsurance	72,454	1,506,418	328,760	909,028	—	454,297	170,986	77,965	903,239
Corporate	—	—	—	—	176,874	—	—	—	—
Total	$151,546	$5,881,165	$1,555,313	$2,182,758	$176,874	$1,199,190	$295,122	$365,736	$2,322,075
Year Ended December 31, 2013
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$45,446	$3,701,744	$872,628	$1,022,979	$—	$651,267	$94,869	$209,042	$1,082,441
Global Markets Insurance	9,828	568,675	164,792	126,008	—	50,395	10,051	63,164	145,002
Reinsurance	71,387	1,496,110	358,836	856,846	—	421,580	147,753	80,079	893,038
Corporate	—	—	—	—	157,564	—	—	—	—
Total	$126,661	$5,766,529	$1,396,256	$2,005,833	$157,564	$1,123,242	$252,673	$352,285	$2,120,481
Year Ended December 31, 2012
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$38,413	$3,597,226	$763,743	$892,721	$—	$608,762	$77,701	$185,231	$964,199
Global Markets Insurance	8,326	567,675	131,130	115,660	—	19,536	8,483	48,365	125,577
Reinsurance	61,271	1,480,648	323,148	740,517	—	510,966	119,538	73,725	748,047
Corporate	—	—	—	—	167,141	—	—	—	—
Total	$108,010	$5,645,549	$1,218,021	$1,748,898	$167,141	$1,139,264	$205,722	$307,321	$1,837,823

S-1

Schedule IV
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
SUPPLEMENTARY REINSURANCE INFORMATION
(Expressed in thousands of United States dollars)

Property and Casualty:	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount Assumed to Net (c) / (d)
Year Ended December 31, 2014	$1,996,831	$613,350	$938,594	$2,322,075	40%
Year Ended December 31, 2013	$1,804,910	$618,183	$933,754	$2,120,481	44%
Year Ended December 31, 2012	$1,569,021	$491,448	$760,250	$1,837,823	41%

S-2