Form 10-Q
period 2015-03-31
Allied World Assurance Co Holdings, AG
filed 2015-04-22
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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
Gubelstrasse 24, Park Tower, 15th Floor, 6300 Zug, Switzerland
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 13, 2015, 95,444,669 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2015 and December 31, 2014
(Expressed in thousands, except share and per share amounts)

	As of	As of
	March 31, 2015	December 31, 2014
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2015: $6,229,608; 2014: $6,035,240)	$6,288,897	$6,069,010
Equity securities trading, at fair value (cost: 2015: $798,275; 2014: $791,206)	856,652	844,163
Other invested assets	926,407	955,509
Total investments	8,071,956	7,868,682
Cash and cash equivalents	515,070	589,339
Restricted cash	49,931	80,971
Insurance balances receivable	773,394	664,815
Funds held	479,909	724,021
Prepaid reinsurance	318,838	360,732
Reinsurance recoverable	1,350,311	1,340,256
Reinsurance recoverable on paid losses	107,071	86,075
Accrued investment income	28,267	28,456
Net deferred acquisition costs	187,246	151,546
Goodwill	280,725	278,258
Intangible assets	49,274	46,298
Balances receivable on sale of investments	46,822	47,149
Net deferred tax assets	29,922	33,615
Other assets	329,050	121,350
Total assets	$12,617,786	$12,421,563
LIABILITIES:
Reserve for losses and loss expenses	$5,905,110	$5,881,165
Unearned premiums	1,717,399	1,555,313
Reinsurance balances payable	184,322	180,060
Balances due on purchases of investments	34,396	5,428
Senior notes	798,881	798,802
Other long-term debt	19,730	19,213
Dividends payable	21,528	21,669
Accounts payable and accrued liabilities	107,353	181,622
Total liabilities	$8,788,719	$8,643,272
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Common shares: 2015 and 2014: par value CHF 4.10 per share (2015: 100,299,454; 2014: 100,775,256 shares issued and 2015: 95,444,669; 2014: 96,195,482 shares outstanding)	406,088	408,020
Treasury shares, at cost (2015: 4,854,785; 2014: 4,579,774)	(162,356)	(143,075)
Retained earnings	3,585,335	3,513,346
Total shareholders’ equity	3,829,067	3,778,291
Total liabilities and shareholders’ equity	$12,617,786	$12,421,563
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three months ended March 31, 2015 and 2014
(Expressed in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Gross premiums written	$880,614	$901,393
Premiums ceded	(108,086)	(129,779)
Net premiums written	772,528	771,614
Change in unearned premiums	(203,980)	(241,329)
Net premiums earned	568,548	530,285
Net investment income	44,551	47,619
Net realized investment gains	45,025	54,205
Other income	854	—
Total revenue	658,978	632,109
EXPENSES:
Net losses and loss expenses	325,176	275,286
Acquisition costs	78,699	67,722
General and administrative expenses	97,138	80,340
Other expense	1,823	—
Amortization of intangible assets	633	633
Interest expense	14,337	14,534
Foreign exchange loss	9,897	49
Total expenses	527,703	438,564
Income before income taxes	131,275	193,545
Income tax expense	6,919	16,573
NET INCOME	124,356	176,972

Other comprehensive income	—	—
COMPREHENSIVE INCOME	$124,356	$176,972
PER SHARE DATA
Basic earnings per share	$1.30	$1.78
Diluted earnings per share	$1.27	$1.74
Weighted average common shares outstanding	95,935,551	99,545,187
Weighted average common shares and common share equivalents outstanding	97,577,029	101,584,662
Dividends paid per share	$0.225	$0.167
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2015 and 2014
(Expressed in thousands)

	Share Capital	Treasury Shares	Retained Earnings	Total
December 31, 2014	$408,020	$(143,075)	$3,513,346	$3,778,291
Net income	—	—	124,356	124,356
Dividends	—	—	(21,522)	(21,522)
Stock compensation	—	12,288	(13,397)	(1,109)
Share repurchases	—	(50,949)	—	(50,949)
Shares canceled	(1,932)	19,380	(17,448)	—
March 31, 2015	$406,088	$(162,356)	$3,585,335	$3,829,067

December 31, 2013	$418,988	$(79,992)	$3,180,830	$3,519,826
Net income	—	—	176,972	176,972
Dividends	—	—	(16,489)	(16,489)
Stock compensation	—	11,236	(6,208)	5,028
Share repurchases	—	(68,659)	—	(68,659)
Shares canceled	(8,168)	68,659	(60,491)	—
March 31, 2014	$410,820	$(68,756)	$3,274,614	$3,616,678
 See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2015 and 2014
(Expressed in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$124,356	$176,972
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(32,536)	(49,756)
Mark to market adjustments	(22,694)	(13,956)
Stock compensation expense	4,002	4,240
Undistributed income of equity method investments	9,767	(2,292)
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	13,890	44,248
Unearned premiums, net of prepaid reinsurance	203,980	241,329
Insurance balances receivable	(108,579)	(175,739)
Reinsurance recoverable on paid losses	(20,996)	840
Funds held	244,112	184,629
Reinsurance balances payable	4,262	(12,982)
Net deferred acquisition costs	(35,700)	(40,443)
Net deferred tax assets	3,693	521
Accounts payable and accrued liabilities	(75,008)	(83,745)
Other items, net	5,027	29,230
Net cash provided by operating activities	317,576	303,096
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of trading securities	(1,723,443)	(1,568,993)
Purchases of other invested assets	(233,252)	(779,934)
Sales of trading securities	1,561,890	1,494,648
Sales of other invested assets	56,535	663,237
Purchases of fixed assets	(8,374)	(2,336)
Net cash paid on acquisition	(3,543)	—
Change in restricted cash	31,040	4,823
Net cash used in investing activities	(319,147)	(188,555)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(21,669)	(16,732)
Proceeds from the exercise of stock options	4,223	3,030
Share repurchases	(50,273)	(68,659)
Net cash used in financing activities	(67,719)	(82,361)
Effect of exchange rate changes on foreign currency cash	(4,979)	1,686
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,269)	33,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	589,339	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$515,070	$565,802
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$717	$529
Cash paid for interest expense	$18,750	$18,750
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)
1. GENERAL

Allied World Assurance Company Holdings, AG, a Swiss holding company (“Allied World Switzerland”), through its wholly-owned subsidiaries (collectively, the “Company”), is a global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe Hong Kong, Singapore and the United States as well as Lloyd's Syndicate 2232. References to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland.

In January 2015, the Company acquired Latin American Underwriters Holdings Ltd. ("LAU") for $5,105. LAU had previously underwritten trade credit insurance and political risk coverages solely for the Company since 2010. As part of the acquisition, the Company recorded goodwill of $2,467 and customer relationship intangibles of $3,610, which have a five-year amortization period. The Company also recorded $1,000 of contingent consideration related to certain earn-out payments.

During the fourth quarter of 2014, the Company reorganized how it manages its business, and as a result it realigned its executive management team and changed its reportable segments to correspond to the reorganization. The Company's Bermuda insurance operations, except for the trade credit line of business, which had previously been included in the international insurance segment, was combined with the U.S. insurance segment, with the new segment renamed the "North American Insurance" segment. The remaining direct insurance operations of the international insurance segment was renamed the "Global Markets Insurance" segment. The Reinsurance segment remained unchanged. The newly created segments are included in Note 12 and prior periods have been recast to conform to the new presentation.

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

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

3. NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including, among others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. In recent re-deliberations, the FASB has decided to propose a one-year deferral of the effective date of ASU 2014-09, such that it will become effective on January 1, 2018. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). Currently, there is no guidance under U.S. GAAP regarding management's responsibility to assess whether there is substantial doubt about an entity's ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern, including management's plan to alleviate the substantial doubt. ASU 2014-15 is effective for the year ended December 31, 2016 and early adoption is permitted. The Company early adopted ASU 2014-15 on January 1, 2015.
In February 2015, the FASB issued Accounting Standards Update 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 amends certain aspects of the consolidation guidance in U.S. GAAP. In particular, it will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities and also eliminates the presumption that a general partner should consolidate a limited partnership. The new guidance will also affect the consolidation analysis of the Company's interests in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective on January 1, 2016 and retrospectively adoption is required either through a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption or retrospectively for all comparative periods. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2015-02 will have on future financial statements and related disclosures.

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) by category are as follows:

	March 31, 2015		December 31, 2014
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,577,775	$1,569,317	$1,610,502	$1,610,880
Non-U.S. government and government agencies	189,448	204,867	188,199	196,332
States, municipalities and political subdivisions	178,551	172,339	170,567	165,615
Corporate debt:
Financial institutions	1,107,108	1,094,338	1,024,667	1,018,777
Industrials	1,107,548	1,105,744	1,029,729	1,037,820
Utilities	113,383	113,280	110,997	111,599
Mortgage-backed	1,286,210	1,238,165	1,263,517	1,219,712
Asset-backed	728,874	731,558	670,832	674,505
Total fixed maturity investments	$6,288,897	$6,229,608	$6,069,010	$6,035,240

	March 31, 2015		December 31, 2014
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$856,652	$798,275	$844,163	$791,206
Other invested assets	792,569	701,637	812,543	725,069
	$1,649,221	$1,499,912	$1,656,706	$1,516,275

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Other invested assets, included in the table above, include investments in private equity funds, hedge funds and a high yield loan fund that are accounted for at fair value, but exclude other private securities described below in Note 4(b) that are accounted for using the equity method of accounting.

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of March 31, 2015 and December 31, 2014 were as follows:

Investment Type	Carrying Value as of March 31, 2015	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$196,090	$196,090	2 - 8 Years	$—			$191,382
Mezzanine debt	163,357	163,357	5 - 9 Years	—			200,804
Distressed	5,545	5,545	3 Years	—			5,347
Real estate	—	—	9 Years	—			150,000
Total private equity	364,992	364,992		—			547,533
Distressed	173,122	173,122		—	Based on net asset value	60 Days	—
Equity long/short	87,644	—	1 Year	87,644	Quarterly	30 -60 Days	—
Multi-strategy	15,996	—		15,996	Quarterly	45 -90 Days	—
Relative value credit	120,460	—		120,460	Quarterly	60 Days	—
Total hedge funds	397,222	173,122		224,100			—
High yield loan fund	30,355	—		30,355	Monthly	30 days	—
Total other invested assets at fair value	792,569	538,114		254,455			547,533
Other private securities	133,838	—		133,838			—
Total other invested assets	$926,407	$538,114		$388,293			$547,533

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Investment Type	Carrying Value as of December 31, 2014	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$184,576	$184,576	2 - 8 Years	$—			$223,802
Mezzanine debt	166,905	166,905	5 - 9 Years	—			204,232
Distressed	5,869	5,869	3 Years	—			5,180
Real estate	—	—	9 Years	—			50,000
Total private equity	357,350	357,350		—			483,214
Distressed	170,169	170,169		—	Based on net asset value	60 Days	—
Equity long/short	84,198	—		84,198	Quarterly	30 -60 Days	—
Multi-strategy	51,507	—		51,507	Quarterly	45 -90 Days	—
Relative value credit	119,156	—		119,156	Quarterly	60 Days	—
Total hedge funds	425,030	170,169		254,861			—
High yield loan fund	30,163	—		30,163	Monthly	30 days	—
Total other invested assets at fair value	812,543	527,519		285,024			483,214
Other private securities	142,966	—		142,966			—
Total other invested assets	$955,509	$527,519		$427,990			$483,214
_______________________

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate as described below.

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

•
Real estate funds: Private real estate funds invest directly in commercial real estate (multifamily units, industrial buildings, office spaces and retail stores) and some residential property.  Real estate managers have diversified portfolios that generally follow core, core-plus, value-added or opportunistic strategies.  These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

•
Other private securities: These securities mostly include strategic non-controlling minority investments in private asset management companies and other insurance related investments that are accounted for using the equity method of accounting.

c) Net Investment Income

	Three Months Ended March 31,
	2015	2014
Fixed maturity investments	$36,258	$36,299
Equity securities	3,563	3,253
Other invested assets: hedge funds and private equity	8,380	3,992
Other invested assets: other private securities	866	7,416
Cash and cash equivalents	462	439
Expenses	(4,978)	(3,780)
Net investment income	$44,551	$47,619

d) Components of Realized Gains and Losses

	Three Months Ended March 31,
	2015	2014
Gross realized gains on sale of invested assets	$45,289	$62,292
Gross realized losses on sale of invested assets	(13,004)	(12,247)
Net realized and unrealized losses on derivatives	(11,632)	(12,920)
Mark-to-market gains (losses):
Fixed maturity investments, trading	25,517	22,455
Equity securities, trading	5,420	(21,605)
Other invested assets, trading	(6,565)	16,230
Net realized investment gains	$45,025	$54,205

e) Pledged Assets

As of March 31, 2015 and December 31, 2014, $3,114,066 and $3,585,792, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

In addition, as of March 31, 2015 and December 31, 2014, a further $599,724 and $571,750, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 10(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for details on the Company’s credit facilities.

5. DERIVATIVE INSTRUMENTS

As of March 31, 2015 and December 31, 2014, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	March 31, 2015				December 31, 2014
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$32,833	$123	$24,857	$203	$33,875	$1,274	$167,376	$991
Interest rate swaps	—	—	662,200	1,119	—	—	571,500	683
Total derivatives	$32,833	$123	$687,057	$1,322	$33,875	$1,274	$738,876	$1,674

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended March 31,
	2015	2014
Foreign exchange contracts	$(7,352)	$(868)
Total included in foreign exchange loss	(7,352)	(868)
Foreign exchange contracts	1,050	(558)
Interest rate futures	(12,682)	(12,362)
Total included in net realized investment gains	(11,632)	(12,920)
Total realized and unrealized losses on derivatives	$(18,984)	$(13,788)

Derivative Instruments Not Designated as Hedging Instruments

The Company is exposed to foreign currency risk in its investment portfolio. Accordingly, the fair values of the Company’s investment portfolio are partially influenced by the change in foreign exchange rates. These foreign currency hedging activities have not been designated as specific hedges for financial reporting purposes.

The Company’s insurance and reinsurance subsidiaries and branches operate in various foreign countries and consequently the Company’s underwriting portfolio is exposed to foreign currency risk. The Company manages foreign currency risk by seeking to match liabilities under the insurance policies and reinsurance contracts that it writes and that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, the Company may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts and currency options. For example, the Company purchased a forward contract to hedge a portion of its foreign currency exposure related to the consideration that was paid for the Hong Kong and Singapore operations of RSA.

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

March 31, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,577,775	$1,577,775	$1,467,357	$110,418	$—
Non-U.S. government and government agencies	189,448	189,448	—	189,448	—
States, municipalities and political subdivisions	178,551	178,551	—	178,551	—
Corporate debt	2,328,039	2,328,039	—	2,328,039	—
Mortgage-backed	1,286,210	1,286,210	—	1,153,512	132,698
Asset-backed	728,874	728,874	—	635,942	92,932
Total fixed maturity investments	6,288,897	6,288,897	1,467,357	4,595,910	225,630
Equity securities	856,652	856,652	807,885	—	48,767
Other invested assets	792,569	792,569	—	—	792,569
Total investments	$7,938,118	$7,938,118	$2,275,242	$4,595,910	$1,066,966
Derivative assets:
Foreign exchange contracts	$123	$123	$—	$123	$—
Derivative liabilities:
Foreign exchange contracts	$203	$203	$—	$203	$—
Interest rate swaps	1,119	1,119	—	1,119	—
Senior notes	$798,881	$877,027	$—	$877,027	$—
Other long-term debt	$19,730	$27,175	$—	$27,175	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

December 31, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and Government agencies	$1,610,502	$1,610,502	$1,499,347	$111,155	$—
Non-U.S. Government and Government agencies	188,199	188,199	—	188,199	—
States, municipalities and political subdivisions	170,567	170,567	—	170,567	—
Corporate debt	2,165,393	2,165,393	—	2,165,393	—
Mortgage-backed	1,263,517	1,263,517	—	1,081,734	181,783
Asset-backed	670,832	670,832	—	615,419	55,413
Total fixed maturity investments	6,069,010	6,069,010	1,499,347	4,332,467	237,196
Equity securities	844,163	844,163	800,833	—	43,330
Other invested assets	812,543	812,543	—	—	812,543
Total investments	$7,725,716	$7,725,716	$2,300,180	$4,332,467	$1,093,069
Derivative assets:
Foreign exchange contracts	$1,274	$1,274	$—	$1,274	$—
Derivative liabilities:
Foreign exchange contracts	$991	$991	$—	$991	$—
Interest rate swaps	$683	$683	$—	$683	$—
Senior notes	$798,802	$879,317	$—	$879,317	$—
Other long-term debt	$19,213	$22,583	$—	$22,583	$—

“Other invested assets” exclude other private securities that the Company did not measure at fair value, but are accounted for using the equity method of accounting. Derivative assets and derivative liabilities relating to foreign exchange contracts and interest rate swaps are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

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

Corporate debt: Comprised of bonds issued by or loan obligations of corporations that are diversified across a wide range of issuers and industries. The fair values of corporate debt that are short-term are priced using the spread above the LIBOR yield curve, and the fair values of corporate debt that are long-term are priced using the spread above the risk-free yield curve.

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

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended March 31, 2015	Other invested assets	Mortgage-backed	Asset-backed	Equities
Opening balance	$812,543	$181,783	$55,413	$43,330
Realized and unrealized gains included in net income	14,101	1,337	352	5,437
Purchases	39,364	20,170	25,341	—
Sales	(73,439)	(70,592)	(2,669)	—
Transfers into Level 3 from Level 2	—	—	43,610	—
Transfers out of Level 3 into Level 2 (1)	—	—	(29,115)	—
Ending balance	$792,569	$132,698	$92,932	$48,767
Three Months Ended March 31, 2014
Opening balance	$764,081	$147,338	$93,413	$73,904
Realized and unrealized gains (losses) included in net income	22,626	1,368	(864)	(9,821)
Purchases	89,199	14,110	7,493	—
Sales	(35,919)	(17,956)	(3,176)	(29,297)
Transfers into Level 3 from Level 2	—	—	606	—
Transfers out of Level 3 into Level 2 (1)	—	(10,799)	(16,238)	—
Ending balance	$839,987	$134,061	$81,234	$34,786
_______________________

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	March 31, 2015	December 31, 2014
Outstanding loss reserves	$1,414,512	$1,514,051
Reserves for losses incurred but not reported	4,490,598	4,367,114
Reserve for losses and loss expenses	$5,905,110	$5,881,165

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2015	2014
Gross liability at beginning of period	$5,881,165	$5,766,529
Reinsurance recoverable at beginning of period	(1,340,256)	(1,234,504)
Net liability at beginning of period	4,540,909	4,532,025
Net losses incurred related to:
Current year	388,817	324,147
Prior years	(63,641)	(48,861)
Total incurred	325,176	275,286
Net paid losses related to:
Current year	6,557	3,743
Prior years	293,098	228,594
Total paid	299,655	232,337
Foreign exchange revaluation	(11,631)	1,299
Net liability at end of period	4,554,799	4,576,273
Reinsurance recoverable at end of period	1,350,311	1,280,525
Gross liability at end of period	$5,905,110	$5,856,798

For the three months ended March 31, 2015, the Company recorded net favorable prior year reserve development in each of its operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability and general casualty lines of business, partially offset by net unfavorable prior year reserve development in the healthcare line of business. The Global Markets Insurance segment had favorable prior year reserve development across most major lines of business. The net

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

favorable prior year reserve development in the Reinsurance segment was primarily related to the property reinsurance and casualty reinsurance lines of business partially offset by unfavorable reserve development in the specialty line of business.

For the three months ended March 31, 2014, the Company recorded net favorable prior year reserve development in each of its operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment primarily related to the professional liability, general casualty and general property lines of business, partially offset by net unfavorable prior year reserve development in the healthcare line of business. The Global Markets Insurance segment had favorable prior year reserve development across all major lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily due to benign property loss activity.

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Singapore, Switzerland and the United Kingdom. The U.S. Internal Revenue Service is currently conducting an audit of the 2012 tax return of the Company's U.S. subsidiaries. To the best of the Company’s knowledge, there are no other examinations pending by any other tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of March 31, 2015.
9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	March 31, 2015	December 31, 2014
Common shares issued and fully paid, 2015 and 2014: CHF 4.10 per share	100,299,454	100,775,256
Share capital at end of period	$406,088	$408,020

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2015
Shares issued at beginning of period	100,775,256
Shares canceled	(475,802)
Total shares issued at end of period	100,299,454
Treasury shares issued at beginning of period	4,579,774
Shares repurchased	1,271,213
Shares issued out of treasury	(520,400)
Shares canceled	(475,802)
Total treasury shares at end of period	4,854,785
Total shares outstanding at end of period	95,444,669

During the three months ended March 31, 2015, 475,802 shares repurchased and designated for cancellation were constructively retired and canceled.

b) Dividends

The Company paid the following dividends during the three months ended March 31, 2015:

Dividend Paid	Dividend Per Share	Total Amount Paid
January 2, 2015	$0.225	$21,669

On May 1, 2014, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount was paid to shareholders in quarterly dividends of $0.225 per share. The first dividend was on July 2, 2014, the second dividend was on October 2, 2014, the third dividend was on January 2, 2015 and the last quarterly dividend on April 2, 2015.

c) Share Repurchases

On May 1, 2014, the shareholders approved a share repurchase program in order for the Company to repurchase up to $500,000 of Allied World Switzerland's common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of the share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by Allied World Switzerland to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Three Months Ended March 31,
	2015	2014
Common shares repurchased	1,271,213	2,012,196
Total cost of shares repurchased	$50,949	$68,659
Average price per share	$40.08	$34.12

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

Performance-based equity awards represent the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during an applicable performance period. For the performance-based equity awards granted in 2015, 2014 and 2013, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based equity awards granted in 2015, 2014 and 2013 are expensed at 100%, 100% and 110%, respectively, of the fair value of Allied World Switzerland's common shares on the date of grant. The expense is recognized over the performance period.

The activity related to the Company’s RSUs awards is as follows:

	Three Months Ended March 31, 2015
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	502,506	$32.10
RSUs granted	502,543	40.24
RSUs forfeited	(1,458)	(24.02)
RSUs fully vested	(159,984)	(30.59)
Outstanding at end of period	843,607	$37.25

The activity related to the Company’s performance-based equity awards is as follows:

	Three Months Ended March 31, 2015
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	616,641	$27.52
Performance-based equity awards granted	234,361	40.24
Additional awards granted due to achievement of performance criteria	91,737	22.29
Performance-based equity awards fully vested	(346,515)	(22.29)
Outstanding at end of period	596,224	$34.76

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The activity related to the Company's cash-equivalent RSUs and performance-based awards is as follows:

	RSU's		Performance-based Awards
Three Months Ended March 31, 2015	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,654,064	$27.99	924,906	27.52
Granted	325,805	40.24	156,238	40.24
Additional awards granted due to achievement of performance criteria	—	—	137,585	22.29
Forfeited	(9,525)	(26.90)	(1,404)	(22.29)
Fully vested	(649,102)	(26.17)	(519,725)	(22.29)
Outstanding at end of period	1,321,242	$31.92	697,600	$33.25

c) Total Stock Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs and cash equivalent awards.

	Three Months Ended March 31,
	2015	2014
Stock options	$277	$727
RSUs and performance-based equity awards	3,725	3,513
Cash-equivalent stock awards	12,523	4,629
Total	$16,525	$8,869

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Net income	$124,356	$176,972
Weighted average common shares outstanding	95,935,551	99,545,187
Basic earnings per share	$1.30	$1.78

	Three Months Ended March 31,
	2015	2014
Diluted earnings per share:
Net income	$124,356	$176,972
Weighted average common shares outstanding	95,935,551	99,545,187
Share equivalents:
Stock options	1,116,871	1,463,958
RSUs and performance-based equity awards	509,971	565,611
Employee share purchase plan	14,636	9,906
Weighted average common shares and common share equivalents outstanding - diluted	97,577,029	101,584,662
Diluted earnings per share	$1.27	$1.74

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

For the three months ended March 31, 2015 and 2014, a weighted average of 175,175 and 75 RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.

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

The North American Insurance segment includes the Company’s direct specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claim administration services operation. This segment provides both direct property and casualty insurance primarily to North American domiciled accounts. The Global Markets Insurance segment includes the Company’s insurance operations in Europe and Asia Pacific, which includes offices in Australia, Hong Kong, Singapore and a Lloyd's coverholder operation in Miami, which services business from Latin America and the Caribbean. This segment provides both direct property and casualty insurance primarily to non-North American domiciled accounts. The Reinsurance segment includes the Company’s reinsurance operations in the United States, Bermuda, Europe and Singapore. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

The Company measures its segment profit or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operations and other income or expense that is not directly related to our underwriting operations. Management measures results for each segment's underwriting income on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the “acquisition cost ratio” and the “general and administrative expense ratio”. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Three Months Ended March 31, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$380,767	$60,562	$439,285	$880,614
Net premiums written	296,883	42,895	432,750	772,528
Net premiums earned	312,970	50,040	205,538	568,548
Net losses and loss expenses	(195,479)	(20,510)	(109,187)	(325,176)
Acquisition costs	(31,032)	(7,008)	(40,659)	(78,699)
General and administrative expenses	(59,288)	(18,025)	(19,825)	(97,138)
Underwriting income	27,171	4,497	35,867	67,535
Other insurance-related income	854	—	—	854
Other insurance-related expenses	(855)	(968)	—	(1,823)
Segment income	27,170	3,529	35,867	66,566
Net investment income				44,551
Net realized investment gains				45,025
Amortization of intangible assets				(633)
Interest expense				(14,337)
Foreign exchange loss				(9,897)
Income before income taxes				$131,275

Loss and loss expense ratio	62.5%	41.0%	53.1%	57.2%
Acquisition cost ratio	9.9%	14.0%	19.8%	13.8%
General and administrative expense ratio	18.9%	36.0%	9.6%	17.1%
Expense ratio	28.8%	50.0%	29.4%	30.9%
Combined ratio	91.3%	91.0%	82.5%	88.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2014	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$345,912	$58,397	$497,084	$901,393
Net premiums written	247,152	31,047	493,415	771,614
Net premiums earned	265,451	35,011	229,823	530,285
Net losses and loss expenses	(161,172)	(4,389)	(109,725)	(275,286)
Acquisition costs	(23,675)	(2,879)	(41,168)	(67,722)
General and administrative expenses	(47,615)	(14,582)	(18,143)	(80,340)
Underwriting income	32,989	13,161	60,787	106,937
Other insurance-related income	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment income	32,989	13,161	60,787	106,937
Net investment income				47,619
Net realized investment gains				54,205
Amortization of intangible assets				(633)
Interest expense				(14,534)
Foreign exchange loss				(49)
Income before income taxes				$193,545

Loss and loss expense ratio	60.7%	12.5%	47.7%	51.9%
Acquisition cost ratio	8.9%	8.2%	17.9%	12.8%
General and administrative expense ratio	17.9%	41.6%	7.9%	15.2%
Expense ratio	26.8%	49.8%	25.8%	28.0%
Combined ratio	87.5%	62.3%	73.5%	79.9%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended March 31,
	2015	2014
United States	$536,632	$520,773
Bermuda	196,628	229,631
Europe	103,969	103,336
Asia Pacific	40,058	46,823
Canada	3,327	830
Total gross premiums written	$880,614	$901,393

Europe includes gross premiums written attributable to Switzerland of $40,383 and $44,293 for the three months ended March 31, 2015 and 2014, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following table shows the Company’s net premiums earned by line of business for each segment for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014
North American Insurance:
General casualty	$104,924	$76,302
Professional liability	78,916	64,271
Healthcare	38,041	42,493
Programs	34,147	30,469
General property	28,000	34,939
Inland marine	13,349	8,890
Environmental	6,822	4,586
Other	8,771	3,501
Total	312,970	265,451

Global Markets Insurance:
Professional liability	19,503	11,720
General property	8,232	8,239
Aviation	5,953	5,637
General casualty	5,913	2,693
Trade credit	4,276	4,012
Healthcare	3,606	2,502
Other	2,557	208
Total	50,040	35,011

Reinsurance:
Property	104,351	137,084
Specialty	44,285	45,225
Casualty	56,902	47,514
Total	205,538	229,823
Total net premiums earned	$568,548	$530,285

13. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2015, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of March 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,071,956	$—	$8,071,956
Cash and cash equivalents	36,499	2,109	476,462	—	515,070
Insurance balances receivable	—	—	773,394	—	773,394
Funds held	—	—	479,909	—	479,909
Reinsurance recoverable	—	—	1,350,311	—	1,350,311
Reinsurance recoverable on paid losses	—	—	107,071	—	107,071
Net deferred acquisition costs	—	—	187,246	—	187,246
Goodwill and intangible assets	—	—	329,999	—	329,999
Balances receivable on sale of investments	—	—	46,822	—	46,822
Investments in subsidiaries	3,600,273	4,170,400	—	(7,770,673)	—
Due from subsidiaries	226,081	27,963	16,454	(270,498)	—
Other assets	2,128	2,838	751,042	—	756,008
Total assets	$3,864,981	$4,203,310	$12,590,666	$(8,041,171)	$12,617,786
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,905,110	$—	$5,905,110
Unearned premiums	—	—	1,717,399	—	1,717,399
Reinsurance balances payable	—	—	184,322	—	184,322
Balances due on purchases of investments	—	—	34,396	—	34,396
Senior notes	—	798,881	—	—	798,881
Other long-term debt	—	—	19,730	—	19,730
Due to subsidiaries	10,009	6,445	254,044	(270,498)	—
Other liabilities	25,905	14,303	88,673	—	128,881
Total liabilities	35,914	819,629	8,203,674	(270,498)	8,788,719
Total shareholders’ equity	3,829,067	3,383,681	4,386,992	(7,770,673)	3,829,067
Total liabilities and shareholders’ equity	$3,864,981	$4,203,310	$12,590,666	$(8,041,171)	$12,617,786

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

As of December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,868,682	$—	$7,868,682
Cash and cash equivalents	32,579	1,734	555,026	—	589,339
Insurance balances receivable	—	—	664,815	—	664,815
Funds held	—	—	724,021	—	724,021
Reinsurance recoverable	—	—	1,340,256	—	1,340,256
Reinsurance recoverable on paid losses	—	—	86,075	—	86,075
Net deferred acquisition costs	—	—	151,546	—	151,546
Goodwill and intangible assets	—	—	324,556	—	324,556
Balances receivable on sale of investments	—	—	47,149	—	47,149
Investments in subsidiaries	3,629,301	4,218,028	—	(7,847,329)	—
Due from subsidiaries	147,072	19,190	14,396	(180,658)	—
Other assets	1,470	3,192	620,462	—	625,124
Total assets	$3,810,422	$4,242,144	$12,396,984	$(8,027,987)	$12,421,563
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,881,165	$—	$5,881,165
Unearned premiums	—	—	1,555,313	—	1,555,313
Reinsurance balances payable	—	—	180,060	—	180,060
Balances due on purchases of investments	—	—	5,428	—	5,428
Senior notes	—	798,802	—	—	798,802
Other long-term debt	—	—	19,213		19,213
Due to subsidiaries	7,599	6,797	166,262	(180,658)	—
Other liabilities	24,532	19,618	159,141	—	203,291
Total liabilities	32,131	825,217	7,966,582	(180,658)	8,643,272
Total shareholders’ equity	3,778,291	3,416,927	4,430,402	(7,847,329)	3,778,291
Total liabilities and shareholders’ equity	$3,810,422	$4,242,144	$12,396,984	$(8,027,987)	$12,421,563

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended March 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$568,548	$—	$568,548
Net investment income	2	—	44,549	—	44,551
Net realized investment losses	—	—	45,025	—	45,025
Other income	—	—	854	—	854
Net losses and loss expenses	—	—	(325,176)	—	(325,176)
Acquisition costs	—	—	(78,699)	—	(78,699)
General and administrative expenses	(9,462)	240	(87,916)	—	(97,138)
Other expense	—	—	(1,823)	—	(1,823)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,866)	(471)	—	(14,337)
Foreign exchange gain (loss)	5	10	(9,912)	—	(9,897)
Income tax (expense) benefit	(639)	—	(6,280)	—	(6,919)
Equity in earnings of consolidated subsidiaries	134,450	143,696	—	(278,146)	—
NET INCOME (LOSS)	$124,356	$130,080	$148,066	$(278,146)	$124,356
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$124,356	$130,080	$148,066	$(278,146)	$124,356

Three Months Ended March 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$530,285	$—	$530,285
Net investment income	2	—	47,617	—	47,619
Net realized investment gains	—	—	54,205	—	54,205
Other income	—	—	—	—	—
Net losses and loss expenses	—	—	(275,286)	—	(275,286)
Acquisition costs	—	—	(67,722)	—	(67,722)
General and administrative expenses	(8,914)	(2,391)	(69,035)	—	(80,340)
Other expense	—	—	—	—	—
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,848)	(686)	—	(14,534)
Foreign exchange gain (loss)	(2)	33	(80)	—	(49)
Income tax (expense) benefit	(409)	—	(16,164)	—	(16,573)
Equity in earnings of consolidated subsidiaries	186,295	199,007	—	(385,302)	—
NET INCOME (LOSS)	$176,972	$182,801	$202,501	$(385,302)	$176,972
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$176,972	$182,801	$202,501	$(385,302)	$176,972

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Three Months Ended March 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$71,639	$80,375	$339,583	$(179,000)	$312,597
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(1,723,443)	—	(1,723,443)
Purchases of other invested assets	—	—	(233,252)	—	(233,252)
Sales of trading securities	—	—	1,561,890	—	1,561,890
Sales of other invested assets	—	—	56,535	—	56,535
Other	—	—	19,123	—	19,123
Net cash provided by (used in) investing activities	—	—	(319,147)	—	(319,147)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(21,669)	—	—	—	(21,669)
Intercompany dividends paid	—	(80,000)	(99,000)	179,000	—
Proceeds from the exercise of stock options	4,223	—	—	—	4,223
Share repurchases	(50,273)	—	—	—	(50,273)
Net cash provided by (used in) financing activities	(67,719)	(80,000)	(99,000)	179,000	(67,719)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,920	375	(78,564)	—	(74,269)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,579	1,734	555,026	—	589,339
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,499	$2,109	$476,462	$—	$515,070

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$94,128	$92,272	$324,382	$(206,000)	$304,782
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(1,568,993)	—	(1,568,993)
Purchases of other invested assets	—	—	(779,934)	—	(779,934)
Sales of trading securities	—	—	1,494,648	—	1,494,648
Sales of other invested assets	—	—	663,237	—	663,237
Other	—	—	2,487	—	2,487
Net cash provided by (used in) investing activities	—	—	(188,555)	—	(188,555)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(16,732)	—	—	—	(16,732)
Intercompany dividends paid	—	(94,000)	(112,000)	206,000	—
Proceeds from the exercise of stock options	3,030	—	—	—	3,030
Share repurchases	(68,659)	—	—	—	(68,659)
Net cash provided by (used in) financing activities	(82,361)	(94,000)	(112,000)	206,000	(82,361)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,767	(1,728)	23,827	—	33,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,790	2,775	518,371	—	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,557	$1,047	$542,198	$—	$565,802

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $80,000 and $94,000 for the three months ended March 31, 2015 and 2014, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

15. SUBSEQUENT EVENTS

On April 1, 2015, the Company completed its acquisitions of the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc ("RSA") for approximately $192,692, subject to post-closing adjustments. In addition to the purchase price, the Company contributed an additional $90,000 to capitalize the businesses on an ongoing basis. Completion of the valuation of the assets acquired and liabilities assumed is currently in process, in particular related to insurance-related contract intangibles and other intangibles acquired. The required disclosures related to this acquisition will be provided upon the completion of the valuation of the assets acquired and liabilities assumed in the second quarter of 2015. In addition, the Company has entered into a contract to acquire the Labuan operations of RSA for one British pound sterling. This transaction is expected to close in the second quarter of 2015.

On April 2, 2015, the Company paid a quarterly dividend of $0.225 per share to shareholders of record on March 24, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” the “Company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Allied World Switzerland” or “Holdings” mean only Allied World Assurance Company Holdings, AG. References to “Allied World Bermuda” mean only Allied World Assurance Company Holdings, Ltd, a Bermuda holding company. References to “our insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-Q to $ are to the lawful currency of the United States and to CHF are to the lawful currency of Switzerland. References in this Form 10-Q to Holdings’ “common shares” mean its registered voting shares.

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2015 (the “2014 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Singapore, and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of March 31, 2015, we had approximately $12.6 billion of total assets, $3.8 billion of total shareholders’ equity and $4.6 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt.

During the three months ended March 31, 2015, we continued to grow our insurance business (the North American Insurance segment and Global Markets Insurance segment), but also selectively entered into reinsurance treaties. For the insurance operations, we continued to add scale to our existing lines of business and build-out our less mature lines of business. We did however experience negative rate changes in certain lines of business such as general property and healthcare. For our Reinsurance segment, we are experiencing unfavorable market conditions in terms of pricing, terms and conditions, and either did not renew or renewed at lower line sizes on several treaties in response to these market conditions. We expect this trend to continue in the near-term. As a result, our consolidated gross premiums written decreased by $20.8 million, or 2.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Overall our combined ratio is higher by 8.2 percentage points, driven by higher current year losses incurred and higher stock-based compensation expense.

Our net income decreased by $52.6 million to $124.4 million compared to the three months ended March 31, 2014. The decrease was primarily due to the lower underwriting income reported by each of our operating segments and lower total investment return.

Recent Developments

On April 1, 2015, we completed our acquisitions of the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc ("RSA") for approximately $192.7 million, subject to post-closing adjustments. In addition to the purchase price, we contributed an additional $90.0 million to capitalize the businesses on an ongoing basis. Completion of the valuation of the assets acquired and liabilities assumed is currently in process, in particular related to insurance-related contract intangibles and other intangibles acquired. In addition, we have entered into a contract to acquire the Labuan operations of RSA for one British pound sterling. This transaction is expected to close in the second quarter of 2015.

During the fourth quarter of 2014, our Chief Executive Officer reorganized how we manage our business, and as a result we realigned our executive management team and changed our reportable segments to correspond to the reorganization. Our Bermuda insurance operations, except for the trade credit line of business, which had previously been included in the international insurance segment, was combined with the U.S. insurance segment, with the new segment renamed the "North American Insurance" segment. The remaining insurance operations of the international insurance segment was renamed the "Global Markets Insurance" segment. The Reinsurance segment remained unchanged. The new segments have been recast and our historical financial information has been updated to conform to the new presentation.

On May 1, 2014, the shareholders approved a 3-for-1 stock split of the Company's common shares. All historical share and per share amounts reflect the effect of the stock split.

Financial Highlights

	Three Months Ended March 31,
	2015	2014
	($ in millions except share, per share and percentage data)
Gross premiums written	$880.6	$901.4
Net income	124.4	177.0
Operating income	91.7	129.9
Basic earnings per share:
Net income	$1.30	$1.78
Operating income	$0.96	$1.31
Diluted earnings per share:
Net income	$1.27	$1.74
Operating income	$0.93	$1.28
Weighted average common shares outstanding:
Basic	95,935,551	99,545,187
Diluted	97,577,029	101,584,662
Basic book value per common share	$40.12	$36.63
Diluted book value per common share	$38.99	$35.68
Annualized return on average equity (ROAE), net income	13.1%	19.8%
Annualized ROAE, operating income	9.6%	14.6%

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

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended March 31,
	2015	2014
	($ in millions, except share, per share and percentage data)
Net income	$124.4	$177.0
Add after tax effect of:
Net realized investment gains	(42.6)	(47.2)
Foreign exchange loss	9.9	0.1
Operating income	$91.7	$129.9
Basic per share data:
Net income	$1.30	$1.78
Add after tax effect of:
Net realized investment gains	(0.44)	(0.47)
Foreign exchange loss	0.10	—
Operating income	$0.96	$1.31
Diluted per share data:
Net income	$1.27	$1.74
Add after tax effect of:
Net realized investment gains	(0.44)	(0.46)
Foreign exchange loss	0.10	—
Operating income	$0.93	$1.28

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of March 31,
	2015	2014
	($ in millions, except share and per share data)
Price per share at period end	$40.40	$34.40
Total shareholders’ equity	$3,829.1	$3,616.7
Basic common shares outstanding	95,444,669	98,726,463
Add:
Unvested restricted stock units	843,607	523,245
Performance-based equity awards	596,224	621,276
Employee share purchase plan	30,504	16,716
Dilutive stock options outstanding	2,212,247	2,760,303
Weighted average exercise price per share	$16.73	$16.11
Deduct:
Options bought back via treasury method	(916,111)	(1,292,814)
Common shares and common share equivalents outstanding	98,211,140	101,355,189
Basic book value per common share	$40.12	$36.63
Diluted book value per common share	$38.99	$35.68

Annualized return on average equity

Annualized return on average shareholders’ equity (“ROAE”) is calculated using average shareholders’ equity. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity.

	Three Months Ended March 31,
	2015	2014
	($ in millions except percentage data)
Opening shareholders’ equity	$3,778.3	$3,519.8

Closing shareholders’ equity	$3,829.1	$3,616.7

Average shareholders’ equity	$3,803.7	$3,568.3

Net income available to shareholders	$124.4	$177.0
Annualized return on average shareholders’ equity — net income available to shareholders	13.1%	19.8%
Operating income available to shareholders	$91.7	$129.9
Annualized return on average shareholders’ equity — operating income available to shareholders	9.6%	14.6%

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses, and other income related to our non-insurance operations. Investment income is principally derived from interest and dividends earned on investments, as well as distributed and undistributed income from equity method investments, partially offset by investment management expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income. Other income currently includes revenue from our third party claims administration services operation.

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

Ratios

We measure segment profit or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operation and other income or expense that is not directly related to our underwriting operations. We also measure the results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The loss and loss expense ratio is derived by dividing net losses and loss expenses by net premiums earned. The acquisition cost ratio is derived by dividing acquisition costs by net premiums earned. The general and administrative expense ratio is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

Critical Accounting Policies
It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies, please refer to our 2014 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.
Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Revenues
Gross premiums written	$880.6	$901.4
Net premiums written	$772.5	$771.6
Net premiums earned	$568.5	$530.3
Net investment income	44.6	47.6
Net realized investment gains	45.0	54.2
Other income	0.9	—
	$659.0	$632.1
Expenses
Net losses and loss expenses	$325.2	$275.3
Acquisition costs	78.7	67.7
General and administrative expenses	97.1	80.3
Other expense	1.8	—
Amortization of intangible assets	0.6	0.6
Interest expense	14.4	14.6
Foreign exchange loss	9.9	0.1
	$527.7	$438.6
Income before income taxes	131.3	193.5
Income tax expense	6.9	16.5
Net income	$124.4	$177.0
Ratios
Loss and loss expense ratio	57.2%	51.9%
Acquisition cost ratio	13.8%	12.8%
General and administrative expense ratio	17.1%	15.2%
Expense ratio	30.9%	28.0%
Combined ratio	88.1%	79.9%

Comparison of Three Months Ended March 31, 2015 and 2014

Premiums

Gross premiums written decreased by $20.8 million, or 2.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The overall decrease in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written increased by $34.9 million, or 10.1%. The increase in gross premiums written was primarily due to the growth in our general casualty line of business driven primarily by new business, including non-recurring business, as well as growth in our less mature lines of business such as inland marine and primary construction. This growth was partially offset by the non-renewal of business, particularly in our healthcare line of business;

•
Global Markets Insurance: Gross premiums written increased by $2.2 million, or 3.8%. Assuming constant foreign exchange rates, gross premiums written increased by 11.9%. The increase was primarily due to new business written driven by new lines of business such as onshore construction and marine. This growth was partially offset by the non-renewal of business, particularly in our healthcare line of business; and

•
Reinsurance: Gross premiums written decreased by $57.8 million, or 11.6%. The decrease was primarily due to non-renewals of certain treaties, across all lines of business, either due to poor terms and conditions or cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$536.6	$520.8	$15.8	3.0%
Bermuda	196.6	229.6	(33.0)	(14.4)%
Europe	104.0	103.3	0.7	0.7%
Asia Pacific	40.1	46.9	(6.8)	(14.5)%
Canada	3.3	0.8	2.5	312.5%
	$880.6	$901.4	$(20.8)	(2.3)%

Net premiums written increased by $0.9 million, or 0.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in net premiums written was due to higher net premiums written in our North American Insurance and Global Markets Insurance segments partially offset by lower net premiums written in our Reinsurance segment. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 12.3% of gross premiums written for the three months ended March 31, 2015 compared to 14.4% for the same period in 2014. The decrease was primarily due to retaining more of our premiums on certain lines of business in the current period than in the prior period, partially offset by higher premiums ceded related to our collateralized property catastrophe reinsurance coverage.

Net premiums earned increased by $38.2 million, or 7.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of higher premiums earned in our insurance operations.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
North American Insurance	43.2%	38.3%	55.1%	50.1%
Global Markets Insurance	6.9%	6.5%	8.8%	6.6%
Reinsurance	49.9%	55.2%	36.1%	43.3%
Total	100.0%	100.0%	100.0%	100.0%

Gross premiums written by our reinsurance segment typically accounts for the largest portion of gross premiums written during the first quarter of a calendar year as many reinsurance contracts have January 1st renewal dates.

Net Investment Income

Net investment income decreased by $3.0 million, or 6.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was due to lower income from our equity method investments owned through Allied World Financial Services partially offset by higher income from our hedge fund and private equity investments due to higher distributions from our private equity funds. The earnings from our equity method investments can fluctuate from period to period based on the performance of each equity method investment and the seasonality of their results, and as such the earnings in any given period may not be indicative of the performance in future periods. The annualized period book yield of the investment portfolio for the three months ended March 31, 2015 and 2014 was 2.1% and 2.3%, respectively.

As of March 31, 2015, we held 10.7% of our total investments and cash equivalents in other invested assets compared to 11.5% as of March 31, 2014.

As of March 31, 2015, approximately 88.6% of our fixed income investments consisted of investment grade securities. As of March 31, 2015 and December 31, 2014, the average credit rating of our fixed income portfolio was A+ and AA-, respectively, as rated by Standard & Poor’s.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$5.4	$7.5
Equity securities, trading	14.5	36.2
Other invested assets: hedge funds and private equity, trading	12.3	6.4
Total net realized gains on sale	32.2	50.1
Net realized and unrealized losses on derivatives	(11.6)	(12.9)
Mark-to-market gains (losses):
Fixed maturity investments, trading	25.6	22.4
Equity securities, trading	5.4	(21.6)
Other invested assets: hedge funds and private equity, trading	(6.6)	16.2
Total mark-to-market gains	24.4	17.0
Net realized investment gains	$45.0	$54.2

The total return of our investment portfolio was 1.0% and 1.2% for the three months ended March 31, 2015 and 2014, respectively. The slight decrease in total return was primarily due to lower net investment income and lower realized gains on equity securities. We sold a lower volume of equity securities during the current period than in the prior period. These decreases were partially offset by higher stock price appreciation on equity securities we held during the three months ended March 31, 2015 compared to three months ended March 31, 2014.

Other Income

Other income represents the revenue of our third-party claims administration services operation that we acquired in the second quarter of 2014.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $49.9 million, or 18.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$388.8	68.4%	$324.2	61.1%	$64.6	7.3
Property catastrophe	—	—	—	—	—	—
Current period	388.8	68.4	324.2	61.1	64.6	7.3
Prior period	(63.6)	(11.2)	(48.9)	(9.2)	(14.7)	(2.0)
Net losses and loss expenses	$325.2	57.2%	$275.3	51.9%	$49.9	5.3
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the non-catastrophe losses and loss expenses and related ratio was primarily due to higher reported property loss activity in each of our operating segments, aviation losses in our Global Markets Insurance segment and higher loss ratio assumptions in our Reinsurance segment. The higher reported property and aviation loss activity increased the non-catastrophe loss and loss expense ratio by 3.5 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2015 and March 31, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $63.6 million during the three months ended March 31, 2015 compared to net favorable reserve development of $48.9 million for the three months ended March 31, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
North American Insurance	$(19.7)	$(11.9)	$(5.5)	$8.6	$(0.2)	$3.5	$(25.2)
Global Markets Insurance	(6.4)	(3.8)	(0.5)	5.1	(5.4)	(4.2)	(15.2)
Reinsurance	(12.1)	(7.7)	(0.5)	1.0	2.3	(6.2)	(23.2)
	$(38.2)	$(23.4)	$(6.5)	$14.7	$(3.3)	$(6.9)	$(63.6)

We recorded net favorable prior year reserve development in each of our operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability and general casualty lines of business, partially offset by net unfavorable prior year reserve development in the healthcare line of business. The Global Markets Insurance segment had favorable prior year reserve development across most major lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance and casualty reinsurance lines of business.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended March 31, 2014.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
North American Insurance	$(19.9)	$(3.4)	$(3.3)	$2.6	$(0.7)	$13.2	$(11.5)
Global Markets Insurance	(8.1)	(2.7)	(1.2)	(3.1)	(0.6)	(1.4)	(17.1)
Reinsurance	(5.8)	0.2	1.5	0.2	(2.1)	(14.3)	(20.3)
	$(33.8)	$(5.9)	$(3.0)	$(0.3)	$(3.4)	$(2.5)	$(48.9)

We recorded net favorable prior year reserve development in each of our operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment primarily related to the professional liability, general casualty, programs and general property lines of business, partially offset by net unfavorable prior year reserve development in the healthcare line of business. The Global Markets Insurance segment had favorable prior year reserve development across all major lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily due to benign property loss activity.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended March 31,		Dollar
	2015	2014	Change
	($ in millions)
Net losses paid	$299.7	$232.3	$67.4
Net change in reported case reserves	(68.8)	(51.1)	(17.7)
Net change in IBNR	94.3	94.1	0.2
Net losses and loss expenses	$325.2	$275.3	$49.9

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,540.9	$4,532.0
Incurred related to:
Current period non-catastrophe	388.8	324.2
Prior period	(63.6)	(48.9)
Total incurred	325.2	275.3
Paid related to:
Current period non-catastrophe	6.6	3.7
Prior period	293.1	228.6
Total paid	299.7	232.3
Foreign exchange revaluation	(11.6)	1.3
Net reserve for losses and loss expenses, March 31	4,554.8	4,576.3
Losses and loss expenses recoverable	1,350.3	1,280.5
Reserve for losses and loss expenses, March 31	$5,905.1	$5,856.8

Acquisition Costs

Acquisition costs increased by $11.0 million, or 16.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Global Markets Insurance segments. Acquisition costs as a percentage of net premiums earned were 13.8% for the three months ended March 31, 2015 compared to 12.8% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses increased by $16.8 million, or 20.9%, for the three months ended March 31, 2015 compared to the same period in 2014. Our general and administrative expense ratio was 17.1% and 15.2% for the three months ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses was primarily due to higher stock-based compensation and higher salary related costs as headcount increased to support our continued growth, particularly in our insurance operations, as well as higher infrastructure-related costs to support the increased headcount. The increase in stock-based compensation was due to the change in our cash equivalent awards. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each award at the period ending share price. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price increased 7% for the three months ended March 31, 2015, compared to a 9% decrease for the same period in 2014.

Other Expense

Other expense represents the expenses of our third-party claims administration services operation that we acquired in the second quarter of 2014 and the transaction-related costs incurred for the acquisitions of the Hong Kong and Singapore operations of RSA.

Amortization of Intangible Assets

The amortization of intangible assets was unchanged for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Interest Expense

Interest expense decreased by $0.2 million, or 1.4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in interest expense was due to lower letter of credit fees partially offset by interest expense on the mortgage and credit facility used to purchase our Swiss office building.

Foreign Exchange Loss

Foreign exchange loss increased by $9.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was due to a loss recorded to the close out of the foreign currency forward contract we entered into to economically hedge a portion of our foreign currency exposure related to the consideration paid for the Hong Kong and Singapore operations of RSA and the strengthening of the U.S. dollar relative to other major currencies during the current period.

Income Tax Expense

Corporate income tax expense or benefit is generated through our operations in Australia, Canada, Europe, Hong Kong, Singapore and the United States. Our income tax expense or benefit may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods principally due to the geographic location of the business written, the mix of business and the profitability of such business, the geographic location of investment income, the geographic location of net losses and loss expenses incurred, and the amount of inter-company reinsurance utilized for rating agency purposes.

Income tax expense for the three months ended March 31, 2015 decreased by $9.6 million compared to the three months ended March 31, 2014. The decrease in income tax expense was primarily due to lower taxable income in our U.S. operations.

Net Income

Net income for the three months ended March 31, 2015 was $124.4 million compared to net income of $177.0 million for the three months ended March 31, 2014. The $52.6 million decrease was primarily the result of lower underwriting income from each of our operating segments and lower total investment return.

Underwriting Results by Operating Segments

Our company is organized into three operating segments:

North American Insurance Segment. The North American Insurance segment includes our direct specialty insurance operations in the United States, Bermuda and Canada, as well as the company's claim administration services operation. This segment provides both direct property and casualty insurance primarily to North American domiciled accounts.

Global Markets Insurance Segment. The Global Markets Insurance segment includes our insurance operations in Europe and Asia Pacific, which includes offices in Australia, Hong Kong and Singapore and a Lloyd's coverholder operation in Miami, which services business from Latin America and the Caribbean. This segment provides both direct property and casualty insurance primarily to non-North American domiciled accounts.

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

North American Insurance Segment

The following table summarizes the underwriting results and associated ratios for the North American Insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Revenues
Gross premiums written	$380.8	$345.9
Net premiums written	296.9	247.2
Net premiums earned	313.0	265.5
Expenses
Net losses and loss expenses	$195.5	$161.2
Acquisition costs	31.0	23.7
General and administrative expenses	59.3	47.6
Underwriting income	27.2	33.0
Other insurance-related income	0.9	—
Other insurance-related expenses	0.9	—
Segment income	$27.2	$33.0
Ratios
Loss and loss expense ratio	62.5%	60.7%
Acquisition cost ratio	9.9%	8.9%
General and administrative expense ratio	18.9%	17.9%
Expense ratio	28.8%	26.8%
Combined ratio	91.3%	87.5%

Comparison of Three Months Ended March 31, 2015 and 2014

Premiums. Gross premiums written increased by $34.9 million, or 10.1%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase in gross premiums written was primarily due to the growth in our general casualty line of business driven primarily by new business, including non-recurring business, as well as growth in our less mature lines of business such as inland marine and primary construction. This growth was partially offset by the non-renewal of business, particularly in our healthcare line of business.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
U.S.	$300.5	$269.1	$31.4	11.7%
Bermuda	77.0	76.0	1.0	1.3%
Canada	3.3	0.8	2.5	312.5%
	$380.8	$345.9	$34.9	10.1%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
General casualty	$123.5	$93.1	$30.4	32.7%
Professional liability	85.3	86.3	(1.0)	(1.2)%
Healthcare	45.6	53.1	(7.5)	(14.1)%
General property (including energy)	43.3	44.4	(1.1)	(2.5)%
Programs	40.5	39.0	1.5	3.8%
Inland marine	18.2	12.1	6.1	50.4%
Environmental	11.4	10.3	1.1	10.7%
Other*	13.0	7.6	5.4	71.1%
	$380.8	$345.9	$34.9	10.1%
________________________

*	Includes our primary construction, surety and trade credit lines of business.

Net premiums written increased by $49.7 million, or 20.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in net premiums written was due to the increase in gross premiums written and a reduction in premiums ceded. We ceded 22.0% of gross premiums written for the three months ended March 31, 2015 compared to 28.5% for the three months ended March 31, 2014. The decrease was primarily due to retaining more of our gross premiums written in several lines of business in the current period compared to the prior period.

Net premiums earned increased by $47.5 million, or 17.9%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due to the continued growth of our U.S. insurance operations during 2014 and into 2015.

Net losses and loss expenses. Net losses and loss expenses increased by $34.3 million, or 21.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$220.7	70.6%	$172.7	65.0%	$48.0	5.6 Pts
Property catastrophe	—	—	—	—	—	—
Current period	220.7	70.6	172.7	65.0	48.0	5.6
Prior period	(25.2)	(8.1)	(11.5)	(4.3)	(13.7)	(3.8)
Net losses and loss expenses	$195.5	62.5%	$161.2	60.7%	$34.3	1.8 Pts

Current year non-catastrophe losses and loss expenses

The increase in the non-catastrophe losses and loss expenses and related ratio was primarily due to higher reported large property losses of $10.6 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increased the loss and loss expense ratio by 3.4 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2015 and March 31, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $25.2 million during the three months ended March 31, 2015 compared to net favorable reserve development of $11.5 million for the three months ended March 31, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
General casualty	$(8.5)	$0.4	$(4.9)	$2.2	$2.3	$0.3	$(8.2)
Programs	(2.1)	(1.8)	(0.3)	(0.1)	—	(0.3)	(4.6)
General property	(0.1)	—	0.2	(1.6)	(1.8)	1.2	(2.1)
Healthcare	(3.8)	(2.5)	2.2	9.1	—	—	5.0
Professional liability	(5.2)	(7.9)	(2.7)	(1.5)	—	—	(17.3)
Inland Marine	—	—	—	—	(0.7)	0.9	0.2
Environmental	—	(0.1)	—	0.5	—	—	0.4
Other	—	—	—	—	—	1.4	1.4
	$(19.7)	$(11.9)	$(5.5)	$8.6	$(0.2)	$3.5	$(25.2)

The net unfavorable prior year reserve development in the healthcare lines of business for the 2011 and 2012 loss years was due to adverse development on several claims above our previous expectations.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(4.3)	$(0.2)	$(3.9)	$2.1	$—	$—	$(6.3)
Programs	2.6	(3.0)	—	(1.0)	(0.2)	—	(1.6)
General property	(0.2)	(0.5)	0.6	(2.0)	(0.8)	(2.8)	(5.7)
Healthcare	(4.0)	2.0	—	4.3	1.8	16.0	20.1
Professional liability	(14.0)	(1.7)	—	(0.5)	(1.2)	—	(17.4)
Other	—	—	—	(0.3)	(0.3)	—	(0.6)
	$(19.9)	$(3.4)	$(3.3)	$2.6	$(0.7)	$13.2	$(11.5)

The unfavorable prior year reserve development in the healthcare line of business for the 2013 loss year primarily related to a single claim. The favorable prior year reserve development in the professional liability line of business for the 2008 and prior loss years was a result of actual loss emergence being lower than anticipated on an individual claim in the 2007 loss year.

Acquisition costs. Acquisition costs increased by $7.3 million, or 30.8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was driven by the growth of the operations and lower premiums ceded, which resulted in lower ceding commission income. The acquisition cost ratio was 9.9% and 8.9% for the three months ended March 31, 2015 and 2014, respectively. The increase in the acquisition cost ratio was due to the reduction in ceding commission income.

General and administrative expenses. General and administrative expenses increased by $11.7 million, or 24.6%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was due to the continued growth of our U.S. insurance operations, which drove an increase in salary and related costs, as well as increased costs related to expanding and improving our office space to support this growth. The increase in general and administrative expenses was also due to higher stock-based compensation expense due to the change in our stock price. The general and administrative expense ratio increased to 18.9% for the three months ended March 31, 2015 from 17.9% for the same period in 2014, reflecting the increase in expenses out-pacing the increase in net premiums earned.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services operation that we acquired in May 2014.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Revenues
Gross premiums written	$60.6	$58.4
Net premiums written	42.9	31.0
Net premiums earned	50.0	35.0
Expenses
Net losses and loss expenses	$20.5	$4.4
Acquisition costs	7.0	2.9
General and administrative expenses	18.0	14.6
Underwriting income	4.5	13.1
Other insurance-related income	—	—
Other insurance-related expenses	1.0	—
Segment income	$3.5	$13.1
Ratios
Loss and loss expense ratio	41.0%	12.5%
Acquisition cost ratio	14.0%	8.2%
General and administrative expense ratio	36.0%	41.6%
Expense ratio	50.0%	49.8%
Combined ratio	91.0%	62.3%

Comparison of Three Months Ended March 31, 2015 and 2014

Premiums. Gross premiums written increased by $2.2 million, or 3.8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Assuming constant foreign exchange rates, gross premiums written increased by 11.9%. The increase was primarily due to new business written driven by new lines of business such as onshore construction and marine. This growth was partially offset by the non-renewal of business, particularly in our healthcare line of business.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Europe	$52.5	$49.0	$3.5	7.1%
Asia Pacific	7.1	5.5	1.6	29.1%
Bermuda	1.0	3.9	(2.9)	(74.4)%
	$60.6	$58.4	$2.2	3.8%

The Bermuda gross premiums written was related to the trade credit line of business which did not transfer to the North American Insurance segment. There should be no further new trade credit business written out of our Bermuda office going forward.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Professional liability	$22.8	$19.6	$3.2	16.3%
General property	9.6	11.2	(1.6)	(14.3)%
General casualty	8.7	6.2	2.5	40.3%
Trade credit	6.8	8.5	(1.7)	(20.0)%
Healthcare	3.7	8.5	(4.8)	(56.5)%
Aviation	3.4	2.9	0.5	17.2%
Other*	5.6	1.5	4.1	273.3%
	$60.6	$58.4	$2.2	3.8%
________________________

*	Includes our marine and onshore construction lines of business.

Net premiums written increased by $11.9 million, or 38.4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in net premiums written was primarily due to lower ceded premiums. We ceded 29.2% of gross premiums written for the three months ended March 31, 2015 compared to 46.9% for the three months ended March 31, 2014. The decrease was primarily due to lower cessions on our professional liability, healthcare and aviation reinsurance treaties and lower minimum ceded premium accruals.

Net premiums earned increased by $15.0 million, or 42.9%, primarily due to higher net premiums written during 2014 and the beginning of 2015.

Net losses and loss expenses. Net losses and loss expenses increased by $16.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$35.7	71.4%	$21.5	61.5%	$14.2	9.9 Pts
Property catastrophe	—	—	—	—	—	—
Current period	35.7	71.4	21.5	61.5	14.2	9.9
Prior period	(15.2)	(30.4)	(17.1)	(48.7)	1.9	18.3
Net losses and loss expenses	$20.5	41.0%	$4.4	12.8%	$16.1	28.2 Pts

Current year non-catastrophe losses and loss expenses

The increase in the non-catastrophe losses and loss expenses and related ratio was primarily due to higher reported aviation and large property losses of $4.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increased the loss and loss expense ratio by 9.1 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2015 and March 31, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $15.2 million during the three months ended March 31, 2015 compared to net favorable reserve development of $17.1 million for the three months ended March 31, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
General casualty	$(2.4)	$(0.2)	$(0.3)	$—	$(0.5)	$—	$(3.4)
General property	0.1	(0.2)	—	(0.1)	(3.7)	(3.3)	(7.2)
Professional liability	(4.1)	(3.4)	(0.1)	5.3	(0.4)	—	(2.7)
Healthcare	—	—	(0.1)	(0.1)	0.4	—	0.2
Trade Credit	—	—	—	—	(2.8)	2.8	—
Aviation	—	—	—	—	1.6	(3.7)	(2.1)
	$(6.4)	$(3.8)	$(0.5)	$5.1	$(5.4)	$(4.2)	$(15.2)

The unfavorable reserve development for the 2012 loss year in the professional liability line of business was related to a single claim that was reported in the current period.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(5.3)	$(2.2)	$(0.9)	$(0.1)	$—	$—	$(8.5)
General property	(1.2)	—	(0.1)	(1.3)	(1.5)	(1.4)	(5.5)
Professional liability	(1.6)	(0.5)	(0.1)	(0.4)	(0.1)	—	(2.7)
Healthcare	—	—	—	(0.3)	—	—	(0.3)
Trade credit	—	—	(0.1)	(1.0)	1.0	—	(0.1)
	$(8.1)	$(2.7)	$(1.2)	$(3.1)	$(0.6)	$(1.4)	$(17.1)

Acquisition costs. Acquisition costs increased by $4.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in acquisition costs was primarily due to the growth in certain professional liability lines of business, which carries a higher acquisition cost relative to other lines of business and lower premiums ceded, which resulted in lower ceding commission income. The acquisition cost ratio was 14.0% for the three months ended March 31, 2015 compared to 8.2% for the three months ended March 31, 2014. The increase in the acquisition cost ratio was due to lower ceding commission income in the current period compared to the prior period.

General and administrative expenses. General and administrative expenses increased by 3.4 million, or 23.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in general and administrative expenses was due to the continued expansion of our Global Markets Insurance operations which caused higher salary and infrastructure-related costs partially offset by the strengthening of the U.S. dollar. The general and administrative expense ratio was 36.0% and 41.6% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the general and administrative expense ratio was due to higher growth in net premiums earned relative to expenses.

Other insurance-related income and expense. The other insurance-related expenses incurred represent the transaction-related costs incurred for our acquisitions of RSA's Hong Kong and Singapore branches.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the reinsurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Revenues
Gross premiums written	$439.3	$497.1
Net premiums written	432.8	493.4
Net premiums earned	205.5	229.8
Expenses
Net losses and loss expenses	$109.2	$109.7
Acquisition costs	40.7	41.2
General and administrative expenses	19.8	18.1
Underwriting income	$35.8	$60.8
Ratios
Loss and loss expense ratio	53.1%	47.7%
Acquisition cost ratio	19.8%	17.9%
General and administrative expense ratio	9.6%	7.9%
Expense ratio	29.4%	25.8%
Combined ratio	82.5%	73.5%

Comparison of Three Months Ended March 31, 2015 and 2014

Premiums. Gross premiums written decreased by $57.8 million, or 11.6%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was primarily due to non-renewals of certain treaties, across all lines of business, either due to poor terms and conditions or cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
United States	$235.3	$251.7	$(16.4)	(6.5)%
Bermuda	118.7	149.7	(31.0)	(20.7)%
Europe	52.4	54.4	(2.0)	(3.7)%
Asia Pacific	32.9	41.3	(8.4)	(20.3)%
	$439.3	$497.1	$(57.8)	(11.6)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Property	$231.1	$250.5	$(19.4)	(7.7)%
Specialty	146.1	161.5	(15.4)	(9.5)%
Casualty	62.1	85.1	(23.0)	(27.0)%
	$439.3	$497.1	$(57.8)	(11.6)%

Net premiums written decreased by $60.6 million, or 12.3%, primarily due to the decrease in gross premiums written, as well as the cost of our collateralized property catastrophe reinsurance coverage in the current period that we did not have in the prior period.

Net premiums earned decreased by $24.3 million, or 10.6%, as a result of the decrease in net premiums written during 2015 and the ceded premiums earned for the collateralized property catastrophe reinsurance coverage.

Net losses and loss expenses. Net losses and loss expenses decreased by $0.5 million, or 0.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$132.4	64.4%	$130.0	56.5%	$2.4	7.9
Property catastrophe	—	—	—	—	—	—
Current period	132.4	64.4	130.0	56.5	2.4	7.9
Prior period	(23.2)	(11.3)	(20.3)	(8.8)	(2.9)	(2.5)
Net losses and loss expenses	$109.2	53.1%	$109.7	47.7%	$(0.5)	5.4

Current year non-catastrophe losses and loss expenses

The increase in the non-catastrophe losses and loss expenses and related ratio was primarily due to higher loss ratio assumptions and higher reported large property losses of $5.0 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The higher reported large property losses increased the loss and loss expense ratio by 2.4 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2015 and March 31, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $23.2 million during the three months ended March 31, 2015 compared to net favorable reserve development of $20.3 million for the three months ended March 31, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(1.3)	$(0.1)	$0.2	$(0.6)	$(0.7)	$(11.3)	$(13.8)
Casualty	(10.7)	(7.6)	(0.7)	1.7	3.3	0.5	(13.5)
Specialty	(0.1)	—	—	(0.1)	(0.3)	4.6	4.1
	$(12.1)	$(7.7)	$(0.5)	$1.0	$2.3	$(6.2)	$(23.2)

The net favorable reserve development in the 2014 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity partially offset by unfavorable development in the specialty reinsurance line of business primarily due to higher than expected reported losses in our crop reinsurance line of business. We also experienced net favorable development in the 2009 and prior loss years in our casualty reinsurance line of business, primarily in our U.S. and Bermuda casualty reinsurance lines, as a result of actual loss emergence being lower than anticipated in the 2008 and 2009 loss years.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$(0.6)	$(0.1)	$0.6	$(0.7)	$(1.7)	$(13.7)	$(16.2)
Casualty	(5.4)	0.2	0.8	0.9	0.7	2.2	(0.6)
Specialty	0.2	0.1	0.1	—	(1.1)	(2.8)	(3.5)
	$(5.8)	$0.2	$1.5	$0.2	$(2.1)	$(14.3)	$(20.3)

The net favorable reserve development in the property reinsurance line of business for the 2013 loss year was due to benign reported loss activity.

Acquisition costs. Acquisition costs decreased by $0.5 million, or 1.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was due to lower net premiums written largely offset by higher commissions charged by cedents across most lines of business. The acquisition cost ratio was 19.8% for the three months ended March 31, 2015 compared to 17.9% for the three months ended March 31, 2014. The increase in the acquisition cost ratio was due to higher ceding commission charged by cedents and the decrease in net premiums earned.

General and administrative expenses. General and administrative expenses increased by $1.7 million, or 9.4%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase in general and administrative expenses was primarily due to higher stock-based compensation expense, due to the change in our stock price, and increased building-related costs. The general and administrative expense ratios for the three months ended March 31, 2015 and 2014 were 9.6% and 7.9%, respectively. The increase in the general and administrative expenses ratio was due to the higher general and administrative expenses and lower net premiums earned.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
	($ in millions)
Case reserves	$863.3	$937.7	$121.3	$117.8	$429.9	$458.6	$1,414.5	$1,514.1
IBNR	2,943.1	2,868.9	460.1	450.4	1,087.4	1,047.8	4,490.6	4,367.1
Reserve for losses and loss expenses	3,806.4	3,806.6	581.4	568.2	1,517.3	1,506.4	5,905.1	5,881.2
Reinsurance recoverables	(1,155.6)	(1,156.4)	(183.2)	(173.2)	(11.5)	(10.7)	(1,350.3)	(1,340.3)
Net reserve for losses and loss expenses	$2,650.8	$2,650.2	$398.2	$395.0	$1,505.8	$1,495.7	$4,554.8	$4,540.9

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2015:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$3,806.4	$3,008.7	$4,197.9
Global Markets Insurance	581.4	472.8	637.7
Reinsurance	1,517.3	1,212.8	1,696.7
Consolidated (1)	5,905.1	4,785.5	6,441.2

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,650.8	$2,106.3	$2,978.9
Global Markets Insurance	398.2	327.9	438.6
Reinsurance	1,505.8	1,205.2	1,684.9
Consolidated (1)	4,554.8	3,719.4	5,022.4
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Our selection of the actual carried reserves is generally above the midpoint of the range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserves for losses and loss expenses, we have carried our consolidated reserves for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	($ in millions)
Ceded case reserves	$213.3	$232.6
Ceded IBNR reserves	1,137.0	1,107.7
Reinsurance recoverable	$1,350.3	$1,340.3

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of March 31, 2015 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Our total investments and cash and cash equivalents totaled $8.6 billion as of March 31, 2015, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of March 31, 2015, we held $515.1 million of unrestricted cash and cash equivalents and $226.0 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and "other invested assets" are available to meet our long-term liquidity needs.

As of March 31, 2015, we had $150 million available under our revolving loan facility.

Dividend Restrictions

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2014 Form 10-K.

Cash Flows

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Cash flows provided by operating activities	$317.6	$303.1
Cash flows used in investing activities	(319.1)	(188.5)
Cash flows used in financing activities	(67.7)	(82.4)
Effect of exchange rate changes on foreign currency cash	(5.0)	1.7
Net (decrease) increase in cash and cash equivalents	(74.2)	33.9
Cash and cash equivalents, beginning of period	589.3	531.9
Cash and cash equivalents, end of period	$515.1	$565.8

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers, return of funds held balances related to our assumed collaterlized property catastrophe reinsurance program through Aeolus Re Ltd. ("Aeolus Re") and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, contributions of funds held balances, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 11 consecutive years.

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

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2015 and December 31, 2014, 88.6% and 88.5%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	($ in millions)
Due in one year or less	$226.0	$250.4
Due after one year through five years	3,262.6	3,167.8
Due after five years through ten years	677.8	637.2
Due after ten years	107.4	79.3
Mortgage-backed	1,286.2	1,263.5
Asset-backed	728.9	670.8
Total	$6,288.9	$6,069.0

We have investments in "other invested assets", comprising interests in hedge funds, private equity funds, other private securities and high yield loan funds, the carrying value of which was $926.4 million as of March 31, 2015. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

Allied World Assurance Company, Ltd currently has access to up to $1.15 billion in letters of credit under two letter of credit facilities, a $1.0 billion uncommitted secured facility with Citibank Europe plc and a $150 million committed secured credit facility with a syndication of lenders (the “Amended Secured Credit Facility”). These credit facilities are primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business.

The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of March 31, 2015.

As of March 31, 2015, we had a combined unused letters of credit capacity of $659.6 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the three months ended March 31, 2015, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

In September 2014, Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the purchase of three floors in an office building in Zug, Switzerland. See "Long-Term Debt" below for additional information regarding the 20-year mortgage commitment. In conjunction with the mortgage commitment, Allied World Assurance Company, AG entered into a three-year credit facility with a Swiss bank that provided us $5.2 million (CHF 5.0 million) for general corporate purposes; however, we used the proceeds from the credit facility to fund the purchase of three floors of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

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

As of March 31, 2015 and December 31, 2014, $3,114.1 million and $3,585.8 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2015 and December 31, 2014, a further $599.7 million and $571.8 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of March 31, 2015 have not changed since December 31, 2014. See Item 1. “Business” in our 2014 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	($ in millions)
Senior notes	$798.9	$798.8
Other long-term debt	19.7	19.2
Shareholders’ equity	3,829.1	3,778.3
Total capitalization	$4,647.7	$4,596.3
Debt to total capitalization	17.6%	17.8%

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

Share Repurchases

On May 1, 2014, our shareholders approved a share repurchase program in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of March 31, 2015, approximately $367.4 million remained under this share repurchase authorization.

During the three months ended March 31, 2015, our share repurchases were as follows:

Three Months Ended March 31, 2015
($ in millions other than per share amounts)
Common shares repurchased	1,271,213
Total cost of shares repurchased	$50.9
Average price per share	$40.08

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

Long-Term Debt

In July 2006, Allied World Bermuda issued $500.0 million aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable in arrears August 1 and February 1 each year. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

In November 2010, Allied World Bermuda issued $300.0 million aggregate principal amount of 5.50% senior notes due November 1, 2020, with interest payable in arrears May 15 and November 15 each year, commencing May 15, 2011. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

The senior notes issued in 2006 and 2010 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.

In September 2014, Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the the purchase of three floors in an office building in Zug, Switzerland. The total proceeds received in 2014 under the mortgage was $14.1 million (CHF 14.0 million) with a fixed annual interest rate of 3.2% payable quarterly, and an additional $4.1 million (CHF 4.0 million) of proceeds from the mortgage was received in April 2015. The mortgage payments will be $0.3 million (CHF 0.3 million) per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements.

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
In the table below changes in fair values as a result of changes in interest rates are determined by calculating hypothetical March 31, 2015 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$7,068.9	$6,973.0	$6,915.9	$6,853.9	$6,791.7	$6,729.6	$6,606.1
Fair value change from base	215.0	119.1	62.0	—	(62.2)	(124.3)	(247.8)
Change in unrealized appreciation/(depreciation)	3.1%	1.7%	0.9%	—%	(0.9)%	(1.8)%	(3.6)%
In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical March 31, 2015 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$5,003.1	$4,912.3	$4,866.9	$4,821.5	$4,776.2	$4,730.8	$4,640.0
Fair value change from base	181.6	90.8	45.4	—	(45.3)	(90.7)	(181.5)
Change in unrealized appreciation/(depreciation)	3.8%	1.9%	0.9%	—%	(0.9)%	(1.9)%	(3.8)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of March 31, 2015.

	Fair Value March 31, 2015	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$565.0	AAA	6.5%
U.S. government securities	1,467.4	AA+	17.0%
U.S. government agencies	110.4	AA+	1.3%
Non-U.S. government and government agencies	189.4	AA+	2.2%
State, municipalities and political subdivisions	178.6	A	2.1%
Mortgage-backed securities (“MBS”):
Agency MBS	575.7	AA+	6.7%
Non-agency MBS	105.9	B+	1.2%
Commercial MBS	604.6	BBB+	7.0%
Total mortgage-backed securities	1,286.2		14.9%
Corporate securities:
Financials	1,107.1	A	12.8%
Industrials	1,107.5	BBB	12.8%
Utilities	113.4	BBB	1.3%
Total corporate securities	2,328.0		26.9%
Asset-backed securities:
Credit cards	75.6	AAA	1.0%
Auto receivables	51.1	AAA	0.6%
Student Loans	167.5	AAA	1.9%
Collateralized loan obligations	376.1	AA	4.4%
Other	58.6	AAA	0.7%
Total asset-backed securities	728.9		8.5%
Other invested assets:
Private equity	365.0	N/A	4.2%
Hedge funds	397.2	N/A	4.6%
Other private securities	133.8	N/A	1.5%
High yield loan fund	30.4	N/A	0.4%
Total other invested assets	926.4		10.7%
Equities	856.7	N/A	9.9%
Total investment portfolio	$8,637.0		100.0%
As of March 31, 2015, we held $6.3 billion of fixed income securities. Of those assets, approximately 88.6% were rated investment grade (Baa3/BBB- or higher) with the remaining 11.4% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was A+ by Standard & Poor’s.
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
As of March 31, 2015, we held investments in "other invested assets" with a carrying value of $926.4 million. Included in other invested assets are private equity funds, hedge funds, other private securities and a high yield loan fund. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
As of March 31, 2015, our direct exposure to European credit across all of Europe was $684.0 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of March 31, 2015, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal, Spain or Ukraine.

	March 31, 2015
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Austria	$—	$—	$1.2	$1.2
Belgium	—	—	19.1	19.1
Denmark	—	—	4.8	4.8
Finland	—	—	4.0	4.0
France	9.4	—	117.9	127.3
Germany	25.8	—	69.2	95.0
Greece	—	—	2.3	2.3
Hungary	—	—	0.6	0.6
Ireland	—	—	10.4	10.4
Italy	—	—	7.2	7.2
Luxembourg	—	3.6	10.3	13.9
Netherlands	—	—	79.1	79.1
Norway	3.6	—	9.9	13.5
Portugal	—	—	0.5	0.5
Russia	—	—	0.4	0.4
Spain	—	—	15.3	15.3
Sweden	—	—	25.9	25.9
Switzerland	2.1	—	95.7	97.8
United Kingdom	24.4	8.1	133.2	165.7
Total exposure	$65.3	$11.7	$607.0	$684.0
The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. However, we enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily Euro, British pound sterling, Swiss Franc and the Canadian dollar. Receivables in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates. We utilize a hedging strategy to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.
As of March 31, 2015 and December 31, 2014, approximately 4.2% and 3.7%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the three months ended March 31, 2015 and 2014, approximately 15% was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31,

2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2015, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Item 1A.	Risk Factors.
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2014 Form 10-K, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2014 Form 10-K. The risks described in our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2015	216,982	$37.77	216,982	$410.2	million
February 1 - 28, 2015	439,875	40.36	439,875	392.4	million
March 1 - 31, 2015	614,356	40.69	614,356	367.4	million
Total	1,271,213	$40.08	1,271,213	$367.4	million	(1)
________________________

(1)
At the 2014 Annual Shareholder Meeting on May 1, 2014, Holdings’ shareholders approved a two-year $500 million share repurchase program. Please see Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” for more information about our share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description
2.1(1)	Deed of Amendment, dated as of March 31, 2015, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to the Hong Kong branch.
2.2(2)	Deed of Amendment, dated as of March 31, 2015, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to the Singapore branch.
3.1(3)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated.
31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 31, 2015.
(2)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 31, 2015.
(3)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 20, 2015.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: April 22, 2015

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: April 22, 2015

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: April 22, 2015

	By:	/s/ Kent W. Ziegler
	Name:	Kent W. Ziegler
	Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Deed of Amendment, dated as of March 31, 2015, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to the Hong Kong branch.
2.2(2)	Deed of Amendment, dated as of March 31, 2015, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to the Singapore branch.
3.1(3)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated.
31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 31, 2015.
(2)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 31, 2015.
(3)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 20, 2015.
*
These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.