Form 10-Q
period 2015-06-30
Allied World Assurance Co Holdings, AG
filed 2015-07-22
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2015, 90,796,360 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2015 and December 31, 2014
(Expressed in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014

ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2015: $6,424,975; 2014: $6,035,240)	$6,431,543	$6,069,010
Equity securities trading, at fair value (cost: 2015: $757,592; 2014: $791,206)	815,641	844,163
Other invested assets	896,790	955,509
Total investments	8,143,974	7,868,682
Cash and cash equivalents	661,847	589,339
Restricted cash	107,069	80,971
Insurance balances receivable	944,539	664,815
Funds held	462,493	724,021
Prepaid reinsurance	399,169	360,732
Reinsurance recoverable	1,433,109	1,340,256
Reinsurance recoverable on paid losses	88,421	86,075
Accrued investment income	31,739	28,456
Net deferred acquisition costs	208,034	151,546
Goodwill	357,729	278,258
Intangible assets	136,368	46,298
Balances receivable on sale of investments	122,660	47,149
Net deferred tax assets	19,818	33,615
Other assets	190,025	121,350
Total assets	$13,306,994	$12,421,563
LIABILITIES:
Reserve for losses and loss expenses	$6,363,948	$5,881,165
Unearned premiums	1,894,484	1,555,313
Reinsurance balances payable	231,350	180,060
Balances due on purchases of investments	205,430	5,428
Senior notes	798,962	798,802
Other long-term debt	24,472	19,213
Dividends payable	23,606	21,669
Accounts payable and accrued liabilities	139,941	181,622
Total liabilities	$9,682,193	$8,643,272
SHAREHOLDERS’ EQUITY:
Common shares: 2015 and 2014: par value CHF 4.10 per share (2015: 95,523,230; 2014: 100,775,256 shares issued and 2015: 90,796,360; 2014: 96,195,482 shares outstanding)	386,702	408,020
Treasury shares, at cost (2015: 4,726,870; 2014: 4,579,774)	(159,186)	(143,075)
Accumulated other comprehensive loss	(3,272)	—
Retained earnings	3,400,557	3,513,346
Total shareholders’ equity	3,624,801	3,778,291
Total liabilities and shareholders’ equity	$13,306,994	$12,421,563
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2015 and 2014
(Expressed in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Gross premiums written	$825,970	$760,405	$1,706,584	$1,661,798
Premiums ceded	(222,301)	(206,481)	(330,387)	(336,260)
Net premiums written	603,669	553,924	1,376,197	1,325,538
Change in unearned premiums	42,707	(16,677)	(161,273)	(258,006)
Net premiums earned	646,376	537,247	1,214,924	1,067,532
Net investment income	42,760	36,793	87,311	84,412
Net realized investment (losses) gains	(20,182)	85,217	24,843	139,422
Other income	924	—	1,778	—
Total revenue	669,878	659,257	1,328,856	1,291,366
EXPENSES:
Net losses and loss expenses	431,521	314,855	756,697	590,141
Acquisition costs	100,618	74,279	179,317	142,001
General and administrative expenses	108,363	96,188	205,501	176,528
Other expenses	1,235	—	3,058	—
Amortization of intangible assets	2,819	634	3,452	1,267
Interest expense	14,466	14,592	28,803	29,126
Foreign exchange loss	1,265	651	11,162	700
Total expenses	660,287	501,199	1,187,990	939,763
Income before income taxes	9,591	158,058	140,866	351,603
Income tax expense	133	6,195	7,052	22,768
NET INCOME	9,458	151,863	133,814	328,835
Other comprehensive loss: foreign currency translation adjustment, net of tax	(3,272)	—	(3,272)	—
COMPREHENSIVE INCOME	$6,186	$151,863	$130,542	$328,835
PER SHARE DATA
Basic earnings per share	$0.10	$1.55	$1.42	$3.33
Diluted earnings per share	$0.10	$1.52	$1.40	$3.27
Weighted average common shares outstanding	92,441,730	97,809,639	94,178,989	98,672,618
Weighted average common shares and common share equivalents outstanding	93,984,226	99,724,802	95,830,455	100,691,568
Dividends paid per share	$0.225	$0.167	$0.450	$0.333

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2015 and 2014
(Expressed in thousands)

	Share Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
December 31, 2014	$408,020	$(143,075)	$—	$3,513,346	$3,778,291
Net income	—	—	—	133,814	133,814
Dividends	—	—	—	(45,114)	(45,114)
Stock compensation	—	15,458	—	(9,075)	6,383
Share repurchases	—	(245,301)	—	—	(245,301)
Shares canceled	(21,318)	213,732	—	(192,414)	—
Foreign currency translation adjustment	—	—	(3,272)	—	(3,272)
June 30, 2015	$386,702	$(159,186)	$(3,272)	$3,400,557	$3,624,801

December 31, 2013	$418,988	$(79,992)	$—	$3,180,830	$3,519,826
Net income	—	—	—	328,835	328,835
Dividends	—	—	—	(38,345)	(38,345)
Stock compensation	—	14,734	—	(2,756)	11,978
Share repurchases	—	(139,532)	—	—	(139,532)
Shares canceled	(16,081)	139,532	—	(123,451)	—
June 30, 2014	$402,907	$(65,258)	$—	$3,345,113	$3,682,762

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2015 and 2014
(Expressed in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$133,814	$328,835
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(58,224)	(99,781)
Mark to market adjustments	35,592	(59,113)
Stock compensation expense	7,871	7,631
Undistributed income of equity method investments	15,987	13,744
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	132,927	101,911
Unearned premiums, net of prepaid reinsurance	160,437	258,006
Insurance balances receivable	(162,313)	(298,440)
Reinsurance recoverable on paid losses	(2,346)	(12,445)
Funds held	261,528	217,985
Reinsurance balances payable	11,479	51,159
Net deferred acquisition costs	(17,622)	(36,598)
Net deferred tax assets	(2,691)	1,934
Accounts payable and accrued liabilities	(54,603)	(53,397)
Other items, net	(34,434)	27,507
Net cash provided by operating activities	427,402	448,938
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of trading securities	(2,854,825)	(3,905,650)
Purchases of other invested assets	(73,131)	(181,419)
Sales of trading securities	2,953,661	3,705,229
Sales of other invested assets	85,502	184,166
Purchases of fixed assets	(17,984)	(5,601)
Change in restricted cash	(26,098)	21,638
Net cash paid for acquisitions	(141,503)	(2,565)
Net cash used in investing activities	(74,378)	(184,202)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(43,191)	(33,207)
Proceeds from the exercise of stock options	7,389	6,313
Share repurchases	(246,443)	(137,810)
Proceeds from other long-term debt	3,928	—
Net cash used in financing activities	(278,317)	(164,704)
Effect of exchange rate changes on foreign currency cash	(2,199)	3,170
NET INCREASE IN CASH AND CASH EQUIVALENTS	72,508	103,202
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	589,339	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$661,847	$635,138
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,922	$18,061
Cash paid for interest expense	$27,000	$27,000
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
3. NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including, among others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

retrospective adoption required for the comparative periods. The FASB has approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective on January 1, 2018. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.
In February 2015, the FASB issued Accounting Standards Update 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 amends certain aspects of the consolidation guidance in U.S. GAAP. In particular, it will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities and also eliminates the presumption that a general partner should consolidate a limited partnership, if certain conditions are met. The new guidance will also affect the consolidation analysis of the Company's interests in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective on January 1, 2016 and adoption is required retrospectively either through a modified retrospective approach by recording a cumulative-effect adjustment to shareholders' equity as of the beginning of the year of adoption or retrospectively for all comparative periods. The Company is currently assessing the impact the adoption of ASU 2015-02 will have on future financial statements and related disclosures.
In May 2015, the FASB issued Accounting Standards Update 2015-07, "Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2015-07"). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The Company has applied the net asset value per share practical expedient to all of its private equity and hedge funds in determining fair value. The Company early adopted ASU 2015-07 during the quarter ended June 30, 2015, and as a result removed the fair value category for its investments that are measured using the net asset value per share practical expedient that is disclosed in Note 7.
In May 2015, the FASB issued Accounting Standards Update 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"). ASU 2015-09 provides enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses. The enhanced disclosures required by ASU 2015-09 include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident year presented of incurred claims development information, the total of reserves for incurred but not reported (IBNR), including expected development on reported claims, included in the reserve for losses and loss expenses and a description of the reserving methodologies and changes to the reserving methodologies, and (4) for each accident year presented of incurred claims development information, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and as such the disclosures will first be presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company is currently assessing the impact the adoption of ASU 2015-09 will have on future disclosures.

4. ACQUISITIONS

a) Hong Kong and Singapore Branches of Royal & Sun Alliance Insurance plc

On April 1, 2015, the Company completed its acquisitions of certain assets and assumed certain liabilities of the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc ("RSA") to further expand its international insurance operations. The assets acquired and liabilities assumed constituted a business, and as such the Company accounted for the acquisitions of the RSA branches under the acquisition method in accordance with U.S. GAAP. The initial cash consideration for the branches was $193,889. There were post-closing adjustments based on the net asset value of the acquired branches at the date of acquisitions that resulted in a decrease in the initial consideration of $31,160. The post-closing adjustments are still being agreed upon with RSA and as such the assets acquired and liabilities assumed are still preliminary and will be adjusted during the measurement period. In addition, completion of the valuation of the assets acquired and liabilities assumed is currently in process and will be finalized during the measurement period. As part of the acquisitions, the Company has incurred a total of $7,985 in acquisition related expenses mostly related to advisory, legal and valuation services rendered, which were recorded in “other expense” in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”).

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following table summarizes the consideration paid for the Hong Kong and Singapore branches of RSA and the preliminary amounts of the assets acquired and liabilities assumed at the acquisition date.

Consideration:	Fair Value
Cash for initial consideration	$193,889
Receivable for post-closing adjustments	(31,160)
Fair value of consideration transferred	162,729

Recognized amounts of identifiable assets acquired and liabilities assumed:
Fixed maturity investments	245,997
Cash and cash equivalents	46,853
Insurance balances receivable	113,922
Prepaid reinsurance	17,491
Reinsurance recoverable	57,350
Value of business acquired	37,104
Intangible assets	90,600
Other assets	10,041
Reserve for losses and loss expenses	(310,198)
Unearned premiums	(150,530)
Reinsurance balances payable	(35,734)
Net deferred tax liabilities	(16,488)
Accounts payable and accrued liabilities	(19,918)
Total identifiable net assets acquired	86,490

Goodwill	76,239
Total net assets acquired	$162,729
Of the $76,239 of goodwill acquired, $52,427 and $23,812 related to the Singapore and Hong Kong branches, respectively. All of the goodwill has been allocated to the Global Markets Insurance segment as all of the results of the international insurance operations are included in that segment and the expected synergies from these acquisitions are to be realized in that segment.
The Company recognized identifiable finite lived intangible assets, including an intangible asset for the value of businesses acquired (“VOBA”), which will be amortized over a weighted average period of 12 years. The following is a breakdown of the intangible assets acquired.

	Singapore Branch	Estimated Useful Life	Hong Kong Branch	Estimated Useful Life	Total
VOBA	$19,845	2 years	$17,259	1.5 years	$37,104
Customer renewals	8,600	4 years	6,800	7 years	15,400
Distribution channels	48,500	18 years	26,700	18 years	75,200
	$76,945		$50,759		$127,704
The following is an explanation of identifiable finite lived intangible assets acquired:

•
VOBA: Represents the difference between the expected future losses and expenses and the associated unearned premium reserve. This intangible asset will be amortized consistent with how the associated unearned premiums will be earned and will be recorded in “acquisition costs” in the consolidated income statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

•
Customer renewals: The value of inforce policies renewing taking into consideration the net cash flows generated from these renewals. The amortization expense for this intangible asset will be recorded in “amortization of intangible assets” in the consolidated income statements.

•
Distribution channels: The value of access to contractual and non-contractual relationships (e.g., brokers and affinity relationships) taking into consideration the net cash flows generated from these relationships. The amortization expense for this intangible asset will be recorded in “amortization of intangible assets” in the consolidated income statements.

The following summarizes the results of the Hong Kong and Singapore branches that have been included in the Company’s consolidated income statement since the acquisitions closed on April 1, 2015.

From April 1, 2015 to June 30, 2015
Total revenue	$53,391
Net loss	$(2,758)
The following unaudited pro forma information presents the combined results of the Company and the acquired Hong Kong and Singapore RSA branches for the six months ended June 30, 2015 and 2014, with pro forma adjustments related to the acquisition method of accounting as if the acquisitions had been consummated as of January 1, 2014, which is the beginning of the earliest period presented. This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions and related transactions been made on the dates indicated, or of future results of the Company.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Total revenue	$1,376,757	$1,427,933
Net income	$123,307	$340,961
b) Acquisition of Labuan branch of RSA

On April 30, 2015, the Company also acquired the assets and assumed the liabilities of the Labuan operations of RSA. This transaction closed on April 30, 2015 for consideration of one British pound sterling. The Company recorded goodwill of $1,396 related to this acquisition. The goodwill has been allocated to the Global Markets Insurance segment.
c) Acquisition of Latin American Underwriters Holdings, Ltd.
In January 2015, the Company acquired Latin American Underwriters Holdings Ltd. (“LAU”) for $5,105. LAU had previously underwritten trade credit insurance and political risk coverages solely for the Company since 2010. As part of the acquisition, the Company recorded goodwill of $2,467 and customer relationship intangibles of $3,610, which have a five-year useful life. The Company also recorded $1,000 of contingent consideration related to certain earn-out payments. The goodwill has been allocated to the Global Markets Insurance segment.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

5. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category are as follows:

	June 30, 2015		December 31, 2014
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,280,844	$1,277,547	$1,610,502	$1,610,880
Non-U.S. government and government agencies	411,550	421,778	188,199	196,332
States, municipalities and political subdivisions	348,823	348,288	170,567	165,615
Corporate debt:
Financial institutions	1,055,836	1,053,576	1,024,667	1,018,777
Industrials	1,226,827	1,238,948	1,029,729	1,037,820
Utilities	121,571	122,793	110,997	111,599
Mortgage-backed	1,263,019	1,234,126	1,263,517	1,219,712
Asset-backed	723,073	727,919	670,832	674,505
Total fixed maturity investments	$6,431,543	$6,424,975	$6,069,010	$6,035,240

	June 30, 2015		December 31, 2014
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$815,641	$757,592	$844,163	$791,206
Other invested assets	769,173	685,897	812,543	725,069
	$1,584,814	$1,443,489	$1,656,706	$1,516,275

Other invested assets, included in the table above, include investments in private equity funds, hedge funds and a high yield loan fund that are accounted for at fair value, but excludes other private securities described below in Note 5(b) that are accounted for using the equity method of accounting.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of June 30, 2015 and December 31, 2014 were as follows:

Investment Type	Carrying Value as of June 30, 2015	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$198,302	$198,302	2 - 8 Years	$—			$180,988
Mezzanine debt	183,002	183,002	5 - 9 Years	—			255,333
Distressed	6,088	6,088	3 Years	—			5,561
Real estate	—	—	9 Years	—			150,000
Total private equity	387,392	387,392		—			591,882
Distressed	170,858	—		—	Based on net asset value	60 Days	—
Equity long/short	60,103	—		60,103	Quarterly	30 -60 Days	—
Relative value credit	120,939	—		120,939	Quarterly	60 Days	—
Total hedge funds	351,900	—		181,042			—
High yield loan fund	29,881	—		29,881	Monthly	30 days	—
Total other invested assets at fair value	769,173	387,392		210,923			591,882
Other private securities	127,617	—		127,617			—
Total other invested assets	$896,790	$387,392		$338,540			$591,882

Investment Type	Carrying Value as of December 31, 2014	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$184,576	$184,576	2 - 8 Years	$—			$223,802
Mezzanine debt	166,905	166,905	5 - 9 Years	—			204,232
Distressed	5,869	5,869	3 Years	—			5,180
Real estate	—	—	9 Years	—			50,000
Total private equity	357,350	357,350		—			483,214
Distressed	170,169	170,169	1 Year	—	Based on net asset value	60 Days	—
Equity long/short	84,198	—		84,198	Quarterly	30 -60 Days	—
Multi-strategy	51,507	—		51,507	Quarterly	45 -90 Days	—
Relative value credit	119,156	—		119,156	Quarterly	60 Days	—
Total hedge funds	425,030	170,169		254,861			—
High yield loan fund	30,163	—		30,163	Monthly	30 days	—
Total other invested assets at fair value	812,543	527,519		285,024			483,214
Other private securities	142,966	—		142,966			—
Total other invested assets	$955,509	$527,519		$427,990			$483,214
_______________________

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate as described below.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

c) Net Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturity investments	$41,205	$35,936	$77,463	$72,235
Equity securities	4,862	5,912	8,425	9,165
Other invested assets: hedge funds and private equity	4,583	2,527	12,963	6,519
Other invested assets: other private securities	(3,789)	(3,417)	(2,923)	3,999
Cash and cash equivalents	439	571	901	1,010
Expenses	(4,540)	(4,736)	(9,518)	(8,516)
Net investment income	$42,760	$36,793	$87,311	$84,412

The loss from other invested assets: other private securities for the three months ended June 30, 2015 included an other-than-temporary impairment of $6,261 related to one of the Company's equity method investments. The Company recorded the other-than-temporary impairment as the fair value of this investment was below its carrying value. The loss from other invested assets: other private securities for the three months ended June 30, 2014 was due to a loss of $9,348 recorded for the same equity method investment due to impairment charges that it recorded. At the time, the Company determined the fair value of this investment and concluded that the fair value exceeded the Company's carrying value and as such no other-than-temporary impairment was recorded.

d) Components of Realized Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains on sale of invested assets	$36,079	$55,714	$81,368	$118,006
Gross realized losses on sale of invested assets	(10,059)	(4,025)	(23,063)	(16,273)
Net realized and unrealized gains (losses) on derivatives	13,920	(13,720)	2,288	(26,640)
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(52,688)	36,426	(27,171)	58,882
Equity securities, trading	(329)	21,316	5,091	(289)
Other invested assets, trading	(7,105)	(10,494)	(13,670)	5,736
Net realized investment (losses) gains	$(20,182)	$85,217	$24,843	$139,422

e) Pledged Assets

As of June 30, 2015 and December 31, 2014, $2,936,338 and $3,585,792, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of June 30, 2015 and December 31, 2014, a further $577,508 and $571,750, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 10(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for details on the Company’s credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

6. DERIVATIVE INSTRUMENTS

As of June 30, 2015 and December 31, 2014, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	June 30, 2015				December 31, 2014
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$7,358	$76	$316	$—	$33,875	$1,274	$167,376	$991
Interest rate swaps	648,700	228	—	—	—	—	571,500	683
Total derivatives	$656,058	$304	$316	$—	$33,875	$1,274	$738,876	$1,674

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange contracts	$1,194	$(1,598)	$(6,158)	$(2,466)
Total included in foreign exchange loss	1,194	(1,598)	(6,158)	(2,466)
Foreign exchange contracts	(256)	(286)	794	(844)
Interest rate futures and swaps	14,176	(13,434)	1,494	(25,796)
Total included in net realized investment (losses) gains	13,920	(13,720)	2,288	(26,640)
Total realized and unrealized gains (losses) on derivatives	$15,114	$(15,318)	$(3,870)	$(29,106)

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

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

June 30, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,280,844	$1,280,844	$1,222,556	$58,288	$—
Non-U.S. government and government agencies	411,550	411,550	—	411,550	—
States, municipalities and political subdivisions	348,823	348,823	—	348,823	—
Corporate debt	2,404,234	2,404,234	—	2,404,234	—
Mortgage-backed	1,263,019	1,263,019	—	1,163,382	99,637
Asset-backed	723,073	723,073	—	639,165	83,908
Total fixed maturity investments	6,431,543	6,431,543	1,222,556	5,025,442	183,545
Equity securities	815,641	815,641	757,834	—	57,807
Other invested assets(1)	769,173	769,173	—	—	769,173
Total investments	$8,016,357	$8,016,357	$1,980,390	$5,025,442	$1,010,525
Derivative assets:
Foreign exchange contracts	$76	$76	$—	$76	$—
Interest rate swaps	228	228	—	228	—
Senior notes	798,962	$865,809	$—	$865,809	$—
Other long-term debt	24,472	$29,927	$—	$29,927	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

December 31, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,610,502	$1,610,502	$1,499,347	$111,155	$—
Non-U.S. government and government agencies	188,199	188,199	—	188,199	—
States, municipalities and political subdivisions	170,567	170,567	—	170,567	—
Corporate debt	2,165,393	2,165,393	—	2,165,393	—
Mortgage-backed	1,263,517	1,263,517	—	1,081,734	181,783
Asset-backed	670,832	670,832	—	615,419	55,413
Total fixed maturity investments	6,069,010	6,069,010	1,499,347	4,332,467	237,196
Equity securities	844,163	844,163	800,833	—	43,330
Other invested assets(1)	812,543	812,543	—	—	—
Total investments	$7,725,716	$7,725,716	$2,300,180	$4,332,467	$280,526
Derivative assets:
Foreign exchange contracts	$1,274	$1,274	$—	$1,274	$—
Derivative liabilities:
Foreign exchange contracts	$991	$991	$—	$991	$—
Interest rate swaps	$683	$683	$—	$683	$—
Senior notes	$798,802	$879,317	$—	$879,317	$—
Other long-term debt	$19,213	$22,583	$—	$22,583	$—
_______________________
(1) In accordance with U.S. GAAP, other invested assets, excluding other private securities, are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

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

Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the net asset value of the funds as reported by the fund manager.

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

Other long-term debt: Comprised of the mortgage and credit facility associated with the purchase of office space in Switzerland. The fair value of the other long-term debt is based on the value of the debt using current interest rates. The fair value of the other long-term debt is included in the Level 2 fair value hierarchy.

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

Investments accounted for using the equity method: When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in income. In such cases, the Company measures the fair value of these assets using discounted expected future cash flow and market multiple models. During the three months ended June 30, 2014, the Company recorded a write-down to fair value of one of its equity method investments. The fair value of the equity method investment was $6,000 as of June 30, 2015 and was determined using both expected future cash flows and market multiple models.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended June 30, 2015	Mortgage-backed	Asset-backed	Equities
Opening balance	$132,698	$92,932	$48,767
Realized and unrealized (losses) gains included in net income	(2,256)	(462)	9,040
Purchases	4,206	2,170	—
Sales	(35,279)	(7,230)	—
Transfers into Level 3 from Level 2	268	17,376	—
Transfers out of Level 3 into Level 2 (1)	—	(20,878)	—
Ending balance	$99,637	$83,908	$57,807
Three Months Ended June 30, 2014
Opening balance	$134,061	$81,234	$34,786
Realized and unrealized gains included in net income	2,721	450	77
Purchases	20,928	9,409	—
Sales	(26,734)	(3,743)	—
Transfers into Level 3 from Level 2	17,437	—	—
Transfers out of Level 3 into Level 2 (1)	(1,612)	(16,118)	—
Ending balance	$146,801	$71,232	$34,863

Six Months Ended June 30, 2015	Mortgage-backed	Asset-backed	Equities
Opening balance	$181,783	$55,413	$43,330
Realized and unrealized (losses) gains included in net income	(669)	(564)	14,477
Purchases	6,393	23,304	—
Sales	(88,138)	(9,899)	—
Transfers into Level 3 from Level 2	268	43,907	—
Transfers out of Level 3 into Level 2 (1)	—	(28,253)	—
Ending balance	$99,637	$83,908	$57,807
Six Months Ended June 30, 2014
Opening balance	$147,338	$93,413	$73,904
Realized and unrealized gains (losses) included in net income	4,479	(355)	(9,744)
Purchases	50,840	16,938	—
Sales	(54,419)	(8,225)	(29,297)
Transfers into Level 3 from Level 2	103	—	—
Transfers out of Level 3 into Level 2 (1)	(1,540)	(30,539)	—
Ending balance	$146,801	$71,232	$34,863
_______________________

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

8. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	June 30, 2015	December 31, 2014
Outstanding loss reserves	$1,732,855	$1,514,051
Reserves for losses incurred but not reported	4,631,093	4,367,114
Reserve for losses and loss expenses	$6,363,948	$5,881,165

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross liability at beginning of period	$5,905,110	$5,856,798	$5,881,165	$5,766,529
Reinsurance recoverable at beginning of period	(1,350,311)	(1,280,525)	(1,340,256)	(1,234,504)
Net liability at beginning of period	4,554,799	4,576,273	4,540,909	4,532,025
Acquisition of net reserve for losses and loss expenses	256,991	—	256,991	—
Net losses incurred related to:
Current year	453,360	359,994	842,177	684,141
Prior years	(21,839)	(45,139)	(85,480)	(94,000)
Total incurred	431,521	314,855	756,697	590,141
Net paid losses related to:
Current year	28,006	23,065	34,563	26,808
Prior years	285,832	235,335	578,930	463,929
Total paid	313,838	258,400	613,493	490,737
Foreign exchange revaluation	1,366	1,208	(10,265)	2,507
Net liability at end of period	4,930,839	4,633,936	4,930,839	4,633,936
Reinsurance recoverable at end of period	1,433,109	1,301,742	1,433,109	1,301,742
Gross liability at end of period	$6,363,948	$5,935,678	$6,363,948	$5,935,678

The net reserve for losses and loss expenses acquired of $256,991 represents the net reserves acquired from the Hong Kong and Singapore branches of RSA of $252,848 and the net reserves from the Labuan branch of RSA of $4,143.

For the three months ended June 30, 2015, the Company had net unfavorable prior year reserve development in the North American Insurance segment and recorded net favorable prior year reserve development in the Global Markets Insurance and Reinsurance segments. The net unfavorable prior year reserve development in the North American Insurance segment included unfavorable prior year reserve development related to the professional liability and healthcare lines of business. The net favorable prior year reserve development in the Global Markets Insurance and Reinsurance segments was due to actual loss emergence being lower than initially expected across several lines of business.

For the six months ended June 30, 2015, the Company had net favorable prior year reserve development in each of its operating segments. The net unfavorable prior year reserve development in the North American Insurance segment for the 2012 through 2014 loss years was primarily related to our healthcare line of business and was due to adverse development on several claims above our previous expectations. The net favorable prior year reserve development in our Reinsurance segment for the 2014 loss year was primarily due to benign property loss activity, and therefore reported losses were less than our expectations across several lines of business.

For the three months ended June 30, 2014, the Company had net unfavorable prior year reserve development in the North American Insurance segment and recorded net favorable prior year reserve development in the Global Markets Insurance and Reinsurance segments. The net unfavorable prior year reserve development in the North American Insurance segment primarily related to the healthcare line of business, as well as adverse development on reported claims in the lawyers errors and omissions ("E&O") and primary casualty classes of business. The net favorable prior year reserve development in the Global Markets Insurance and Reinsurance segments was due to actual loss emergence being lower than initially expected.

For the six months ended June 30, 2014, the Company had net favorable prior year reserve development in each of its operating segments. The net favorable prior year reserve development in the North American Insurance segment included unfavorable prior year reserve development related to the healthcare line of business due to higher than expected loss frequency and severity in the medical malpractice class of business. The North American Insurance segment also experienced adverse development on reported claims in the lawyers E&O class of business and the primary casualty class of business in the 2013

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

loss year. The net favorable prior year reserve development in the Global Markets Insurance and Reinsurance segments was due to actual loss emergence being lower than initially expected.

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

9. INCOME TAXES

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Singapore and the United Kingdom. The U.S. Internal Revenue Service is currently conducting an audit of the 2012 tax return of the Company's U.S. subsidiaries. To the best of the Company’s knowledge, there are no other income tax examinations pending by any other tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of June 30, 2015.

10. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	June 30, 2015	December 31, 2014
Common shares issued and fully paid, 2015 and 2014: CHF 4.10 per share	95,523,230	100,775,256
Share capital at end of period	$386,702	$408,020

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2015
Shares issued at beginning of period	100,775,256
Shares canceled	(5,252,026)
Total shares issued at end of period	95,523,230
Treasury shares issued at beginning of period	4,579,774
Shares repurchased	6,047,437
Shares issued out of treasury	(648,315)
Shares canceled	(5,252,026)
Total treasury shares at end of period	4,726,870
Total shares outstanding at end of period	90,796,360

During the six months ended June 30, 2015, 5,252,026 shares repurchased and designated for cancellation were constructively retired and canceled.

b) Dividends

The Company paid the following dividends during the six months ended June 30, 2015:

Dividend Paid	Dividend Per Share	Total Amount Paid
January 2, 2015	$0.225	$21,669
April 2, 2015	$0.225	$21,528
On May 1, 2014, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount was paid to shareholders in quarterly installments of $0.225 per share. The four installments of the dividend were distributed on July 2, 2014, October 2, 2014, January 2, 2015 and April 2, 2015.

On April 30, 2015, the shareholders approved the Company's proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.26 per share. The first installment of the dividend was distributed on July 2, 2015. The Company expects to distribute the remaining installments of the dividend in October 2015, January 2016 and April 2016.

c) Share Repurchases

On May 1, 2014, the shareholders approved a share repurchase program (the "2014 share repurchase program") in order for the Company to repurchase up to $500,000 of its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of the 2014 share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by the Company to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The Company’s share repurchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common shares repurchased	4,776,224	1,949,496	6,047,437	3,961,692
Total cost of shares repurchased	$194,352	$70,874	$245,301	$139,532
Average price per share	$40.69	$36.36	$40.56	$35.22

On May 6, 2015, the Company repurchased 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164,355. The repurchase was executed under the 2014 share repurchase program.

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$9,458	$151,863	$133,814	$328,835
Weighted average common shares outstanding	92,441,730	97,809,639	94,178,989	98,672,618
Basic earnings per share	$0.10	$1.55	$1.42	$3.33

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted earnings per share:
Net income	$9,458	$151,863	$133,814	$328,835
Weighted average common shares outstanding	92,441,730	97,809,639	94,178,989	98,672,618
Share equivalents:
Stock options	1,075,735	1,448,071	1,102,252	1,456,439
RSUs and performance-based equity awards	452,938	455,744	534,653	550,224
Employee share purchase plan	13,823	11,348	14,561	12,287
Weighted average common shares and common share equivalents outstanding - diluted	93,984,226	99,724,802	95,830,455	100,691,568
Diluted earnings per share	$0.10	$1.52	$1.40	$3.27

For the three and six months ended June 30, 2015 and 2014, there were no common share equivalents considered anti-dilutive and therefore excluded from the calculation of the diluted earnings per share.

12. SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. Management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the type of accounts written. The Company is currently organized into three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. All lines of business fall within these classifications.

The North American Insurance segment includes the Company’s direct specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claim administration services operations. This segment provides both direct property and specialty casualty insurance primarily to North American domiciled accounts. The Global Markets Insurance segment includes the Company’s direct insurance operations in Europe and Asia Pacific, which includes offices in Australia,

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Hong Kong, Labuan, Singapore and Lloyd's coverholder operation in Miami, which services business from Latin America and the Caribbean. This segment provides both direct property and casualty insurance primarily to non-North American domiciled accounts. The Reinsurance segment includes the Company’s reinsurance operations in the United States, Bermuda, Europe and Singapore. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

The Company measures its segment income or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from the claims administration services operation and other income or expense that is not directly related to our underwriting operations. Management measures results for each segment's underwriting income on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio”, “expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”

The following tables provide a summary of the segment results:

Three Months Ended June 30, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$517,483	$134,997	$173,490	$825,970
Net premiums written	372,193	69,260	162,216	603,669
Net premiums earned	328,541	102,626	215,209	646,376
Net losses and loss expenses	(237,747)	(65,754)	(128,020)	(431,521)
Acquisition costs	(34,201)	(24,337)	(42,080)	(100,618)
General and administrative expenses	(58,144)	(30,724)	(19,495)	(108,363)
Underwriting (loss) income	(1,551)	(18,189)	25,614	5,874
Other insurance-related income	924	—	—	924
Other insurance-related expenses	(591)	(644)	—	(1,235)
Segment (loss) income	(1,218)	(18,833)	25,614	5,563
Net investment income				42,760
Net realized investment losses				(20,182)
Amortization of intangible assets				(2,819)
Interest expense				(14,466)
Foreign exchange loss				(1,265)
Income before income taxes				$9,591

Loss and loss expense ratio	72.4%	64.1%	59.5%	66.8%
Acquisition cost ratio	10.4%	23.7%	19.6%	15.6%
General and administrative expense ratio	17.7%	29.9%	9.1%	16.8%
Expense ratio	28.1%	53.6%	28.7%	32.4%
Combined ratio	100.5%	117.7%	88.2%	99.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended June 30, 2014	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$472,340	$73,564	$214,501	$760,405
Net premiums written	293,388	50,733	209,803	553,924
Net premiums earned	265,800	37,998	233,449	537,247
Net losses and loss expenses	(178,732)	(2,673)	(133,450)	(314,855)
Acquisition costs	(25,829)	(4,423)	(44,027)	(74,279)
General and administrative expenses	(58,527)	(17,477)	(20,184)	(96,188)
Underwriting income	2,712	13,425	35,788	51,925
Other insurance-related income	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment income	2,712	13,425	35,788	51,925
Net investment income				36,793
Net realized investment gains				85,217
Amortization of intangible assets				(634)
Interest expense				(14,592)
Foreign exchange loss				(651)
Income before income taxes				$158,058

Loss and loss expense ratio	67.2%	7.0%	57.2%	58.6%
Acquisition cost ratio	9.7%	11.6%	18.9%	13.8%
General and administrative expense ratio	22.0%	46.0%	8.6%	17.9%
Expense ratio	31.7%	57.6%	27.5%	31.7%
Combined ratio	98.9%	64.6%	84.7%	90.3%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$898,249	$195,559	$612,776	$1,706,584
Net premiums written	669,075	112,155	594,967	1,376,197
Net premiums earned	641,511	152,666	420,747	1,214,924
Net losses and loss expenses	(433,226)	(86,264)	(237,207)	(756,697)
Acquisition costs	(65,233)	(31,345)	(82,739)	(179,317)
General and administrative expenses	(117,432)	(48,749)	(39,320)	(205,501)
Underwriting (loss) income	25,620	(13,692)	61,481	73,409
Other insurance-related income	1,778	—	—	1,778
Other insurance-related expenses	(1,445)	(1,613)	—	(3,058)
Segment income	25,953	(15,305)	61,481	72,129
Net investment income				87,311
Net realized investment gains				24,843
Amortization of intangible assets				(3,452)
Interest expense				(28,803)
Foreign exchange loss				(11,162)
Income before income taxes				$140,866

Loss and loss expense ratio	67.5%	56.5%	56.4%	62.3%
Acquisition cost ratio	10.2%	20.5%	19.7%	14.8%
General and administrative expense ratio	18.3%	31.9%	9.3%	16.9%
Expense ratio	28.5%	52.4%	29.0%	31.7%
Combined ratio	96.0%	108.9%	85.4%	94.0%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2014	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$818,252	$131,961	$711,585	$1,661,798
Net premiums written	540,540	81,780	703,218	1,325,538
Net premiums earned	531,251	73,009	463,272	1,067,532
Net losses and loss expenses	(339,904)	(7,062)	(243,175)	(590,141)
Acquisition costs	(49,504)	(7,302)	(85,195)	(142,001)
General and administrative expenses	(106,142)	(32,059)	(38,327)	(176,528)
Underwriting income	35,701	26,586	96,575	158,862
Other insurance-related income	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment income	35,701	26,586	96,575	158,862
Net investment income				84,412
Net realized investment gains				139,422
Amortization of intangible assets				(1,267)
Interest expense				(29,126)
Foreign exchange loss				(700)
Income before income taxes				$351,603

Loss and loss expense ratio	64.0%	9.7%	52.5%	55.3%
Acquisition cost ratio	9.3%	10.0%	18.4%	13.3%
General and administrative expense ratio	20.0%	43.9%	8.3%	16.5%
Expense ratio	29.3%	53.9%	26.7%	29.8%
Combined ratio	93.3%	63.6%	79.2%	85.1%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$483,115	$442,549	$1,019,747	$963,321
Bermuda	167,874	185,872	364,502	415,503
Asia Pacific	93,226	50,905	133,283	97,729
Europe	76,260	77,985	180,230	181,321
Canada	5,495	3,094	8,822	3,924
Total gross premiums written	$825,970	$760,405	$1,706,584	$1,661,798

Europe includes gross premiums written attributable to Switzerland of $4,284 and $10,261 for the three months ended June 30, 2015 and 2014, respectively, and $44,668 and $54,554 for the six months ended June 30, 2015 and 2014, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following table shows the Company's net premiums earned by line of business for each segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North American Insurance:
General casualty	$109,218	$78,565	$214,143	$154,865
Professional liability	84,411	64,259	163,327	128,531
Healthcare	38,396	43,323	76,437	85,817
Programs	36,710	28,708	70,857	65,478
General property	27,140	30,539	55,140	59,176
Inland marine	15,380	10,577	28,728	19,468
Environmental	7,273	4,774	14,095	9,360
Other	10,013	5,055	18,784	8,556
Total	328,541	265,800	641,511	531,251

Global Markets Insurance:
Professional liability	22,347	12,918	41,850	24,638
General casualty	21,714	3,208	27,626	5,901
General property	18,297	8,759	26,529	16,998
Motor	9,319	—	9,319	—
Marine	8,680	710	10,931	918
Aviation	5,351	4,733	11,304	10,370
Construction	4,955	—	5,261	—
Trade credit	3,986	4,720	8,261	8,732
Healthcare	3,800	2,950	7,406	5,452
Other	4,177	—	4,179	—
Total	102,626	37,998	152,666	73,009

Reinsurance:
Property	104,817	128,931	209,168	266,014
Casualty	58,880	50,161	115,782	97,677
Specialty	51,512	54,357	95,797	99,581
Total	215,209	233,449	420,747	463,272
Total net premiums earned	$646,376	$537,247	$1,214,924	$1,067,532

13. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2015, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of June 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,143,974	$—	$8,143,974
Cash and cash equivalents	29,095	1,947	630,805	—	661,847
Insurance balances receivable	—	—	944,539	—	944,539
Funds held	—	—	462,493	—	462,493
Reinsurance recoverable	—	—	1,433,109	—	1,433,109
Reinsurance recoverable on paid losses	—	—	88,421	—	88,421
Net deferred acquisition costs	—	—	208,034	—	208,034
Goodwill and intangible assets	—	—	494,097	—	494,097
Balances receivable on sale of investments	—	—	122,660	—	122,660
Investments in subsidiaries	3,621,020	4,203,523	—	(7,824,543)	—
Due from subsidiaries	8,373	19,585	16,052	(44,010)	—
Other assets	1,246	2,592	743,982	—	747,820
Total assets	$3,659,734	$4,227,647	$13,288,166	$(7,868,553)	$13,306,994
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,363,948	$—	$6,363,948
Unearned premiums	—	—	1,894,484	—	1,894,484
Reinsurance balances payable	—	—	231,350	—	231,350
Balances due on purchases of investments	—	—	205,430	—	205,430
Senior notes	—	798,962	—	—	798,962
Other long-term debt	—	—	24,472	—	24,472
Due to subsidiaries	9,787	6,265	27,958	(44,010)	—
Other liabilities	25,146	19,910	118,491	—	163,547
Total liabilities	34,933	825,137	8,866,133	(44,010)	9,682,193
Total shareholders’ equity	3,624,801	3,402,510	4,422,033	(7,824,543)	3,624,801
Total liabilities and shareholders’ equity	$3,659,734	$4,227,647	$13,288,166	$(7,868,553)	$13,306,994

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

As of December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	—	—	7,868,682	—	$7,868,682
Cash and cash equivalents	32,579	1,734	555,026	—	589,339
Insurance balances receivable	—	—	664,815	—	664,815
Funds held	—	—	724,021	—	724,021
Reinsurance recoverable	—	—	1,340,256	—	1,340,256
Reinsurance recoverable on paid losses	—	—	86,075	—	86,075
Net deferred acquisition costs	—	—	151,546	—	151,546
Goodwill and intangible assets	—	—	324,556	—	324,556
Balances receivable on sale of investments	—	—	47,149	—	47,149
Investments in subsidiaries	3,629,301	4,218,028	—	(7,847,329)	—
Due from subsidiaries	147,072	19,190	14,396	(180,658)	—
Other assets	1,470	3,192	620,462	—	625,124
Total assets	$3,810,422	$4,242,144	$12,396,984	$(8,027,987)	$12,421,563
LIABILITIES:
Reserve for losses and loss expenses	—	—	5,881,165	—	$5,881,165
Unearned premiums	—	—	1,555,313	—	1,555,313
Reinsurance balances payable	—	—	180,060	—	180,060
Balances due on purchases of investments	—	—	5,428	—	5,428
Senior notes	—	798,802	—	—	798,802
Other long-term debt	—	—	19,213	—	19,213
Due to subsidiaries	7,599	6,797	166,262	(180,658)	—
Other liabilities	24,532	19,618	159,141	—	203,291
Total liabilities	32,131	825,217	7,966,582	(180,658)	8,643,272
Total shareholders’ equity	3,778,291	3,416,927	4,430,402	(7,847,329)	3,778,291
Total liabilities and shareholders’ equity	$3,810,422	$4,242,144	$12,396,984	$(8,027,987)	$12,421,563

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended June 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$646,376	$—	$646,376
Net investment income	3	—	42,757	—	42,760
Net realized investment gains (losses)	—	—	(20,182)	—	(20,182)
Other income	—	—	924	—	924
Net losses and loss expenses	—	—	(431,521)	—	(431,521)
Acquisition costs	—	—	(100,618)	—	(100,618)
General and administrative expenses	(10,153)	(425)	(97,785)	—	(108,363)
Other expense	—	—	(1,235)	—	(1,235)
Amortization of intangible assets	—	—	(2,819)	—	(2,819)
Interest expense	—	(13,871)	(595)	—	(14,466)
Foreign exchange gain (loss)	2	3	(1,270)	—	(1,265)
Income tax (expense) benefit	558	—	(691)	—	(133)
Equity in earnings of consolidated subsidiaries	19,048	31,928	—	(50,976)	—
NET INCOME (LOSS)	$9,458	$17,635	$33,341	$(50,976)	$9,458
Other comprehensive loss	—	—	(3,272)	—	(3,272)
COMPREHENSIVE INCOME (LOSS)	$9,458	$17,635	$30,069	$(50,976)	$6,186

Three Months Ended June 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$537,247	$—	$537,247
Net investment income	2	—	36,791	—	36,793
Net realized investment gains (losses)	—	—	85,217	—	85,217
Other income	—	—	—	—	—
Net losses and loss expenses	—	—	(314,855)	—	(314,855)
Acquisition costs	—	—	(74,279)	—	(74,279)
General and administrative expenses	(10,813)	1,654	(87,029)	—	(96,188)
Other expense	—	—	—	—	—
Amortization of intangible assets	—	—	(634)	—	(634)
Interest expense	—	(13,853)	(739)	—	(14,592)
Foreign exchange gain (loss)	(2)	(12)	(637)	—	(651)
Income tax (expense) benefit	323	—	(6,518)	—	(6,195)
Equity in earnings of consolidated subsidiaries	162,353	170,796	—	(333,149)	—
NET INCOME (LOSS)	$151,863	$158,585	$174,564	$(333,149)	$151,863
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$151,863	$158,585	$174,564	$(333,149)	$151,863

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,214,924	$—	$1,214,924
Net investment income	5	—	87,306	—	87,311
Net realized investment gains (losses)	—	—	24,843	—	24,843
Other income	—	—	1,778	—	1,778
Net losses and loss expenses	—	—	(756,697)	—	(756,697)
Acquisition costs	—	—	(179,317)	—	(179,317)
General and administrative expenses	(19,615)	(185)	(185,701)	—	(205,501)
Other expense	—	—	(3,058)	—	(3,058)
Amortization of intangible assets	—	—	(3,452)	—	(3,452)
Interest expense	—	(27,737)	(1,066)	—	(28,803)
Foreign exchange gain (loss)	7	13	(11,182)	—	(11,162)
Income tax (expense) benefit	(81)	—	(6,971)	—	(7,052)
Equity in earnings of consolidated subsidiaries	153,498	175,624	—	(329,122)	—
NET INCOME (LOSS)	$133,814	$147,715	$181,407	$(329,122)	$133,814
Other comprehensive loss	—	—	(3,272)	—	(3,272)
COMPREHENSIVE INCOME (LOSS)	$133,814	$147,715	$178,135	$(329,122)	$130,542

Six Months Ended June 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,067,532	$—	$1,067,532
Net investment income	4	—	84,408	—	84,412
Net realized investment gains (losses)	—	—	139,422	—	139,422
Other income	—	—	—	—	—
Net losses and loss expenses	—	—	(590,141)	—	(590,141)
Acquisition costs	—	—	(142,001)	—	(142,001)
General and administrative expenses	(19,727)	(737)	(156,064)	—	(176,528)
Other expense	—	—	—	—	—
Amortization of intangible assets	—	—	(1,267)	—	(1,267)
Interest expense	—	(27,700)	(1,426)	—	(29,126)
Foreign exchange gain (loss)	(4)	21	(717)	—	(700)
Income tax (expense) benefit	(86)	—	(22,682)	—	(22,768)
Equity in earnings of consolidated subsidiaries	348,648	369,803	—	(718,451)	—
NET INCOME (LOSS)	$328,835	$341,387	$377,064	$(718,451)	$328,835
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$328,835	$341,387	$377,064	$(718,451)	$328,835

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Six Months Ended June 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$278,761	$298,613	$471,929	$(624,100)	$425,203
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(2,854,825)	—	(2,854,825)
Purchases of other invested assets	—	—	(73,131)	—	(73,131)
Sales of trading securities	—	—	2,953,661	—	2,953,661
Sales of other invested assets	—	—	85,502	—	85,502
Net cash paid for acquisitions	—	—	(141,503)	—	(141,503)
Other	—	—	(44,082)	—	(44,082)
Net cash provided by (used in) investing activities	—	—	(74,378)	—	(74,378)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(43,191)	(298,400)	(325,700)	624,100	(43,191)
Proceeds from the exercise of stock options	7,389	—	—	—	7,389
Share repurchases	(246,443)	—	—	—	(246,443)
Proceeds from other long-term debt	—	—	3,928	—	3,928
Net cash provided by (used in) financing activities	(282,245)	(298,400)	(321,772)	624,100	(278,317)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,484)	213	75,779	—	72,508
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,579	1,734	555,026	—	589,339
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,095	$1,947	$630,805	$—	$661,847

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$194,890	$203,511	$490,707	$(437,000)	$452,108
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(3,905,650)	—	(3,905,650)
Purchases of other invested assets	—	—	(181,419)	—	(181,419)
Sales of trading securities	—	—	3,705,229	—	3,705,229
Sales of other invested assets	—	—	184,166	—	184,166
Net cash paid for acquisitions	—	—	(2,565)	—	(2,565)
Other	—	—	16,037	—	16,037
Net cash provided by (used in) investing activities	—	—	(184,202)	—	(184,202)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(33,207)	(205,000)	(232,000)	437,000	(33,207)
Proceeds from the exercise of stock options	6,313	—	—	—	6,313
Share repurchases	(137,810)	—	—	—	(137,810)
Net cash provided by (used in) financing activities	(164,704)	(205,000)	(232,000)	437,000	(164,704)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,186	(1,489)	74,505	—	103,202
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,790	2,775	518,371	—	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,976	$1,286	$592,876	$—	$635,138

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $298,400 and $205,000 for the six months ended June 30, 2015 and 2014, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

15. SUBSEQUENT EVENTS

On July 2, 2015, the Company paid a quarterly dividend of $0.26 per share to shareholders of record on June 23, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” the “Company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Allied World Switzerland” or “Holdings” mean only Allied World Assurance Company Holdings, AG. References to “Allied World Bermuda” mean only Allied World Assurance Company Holdings, Ltd, a Bermuda holding company. References to “our insurance subsidiaries” may include our reinsurance subsidiaries. References in this Form 10-Q to “$” are to the lawful currency of the United States and to “CHF” are to the lawful currency of Switzerland. References in this Form 10-Q to Holdings’ “common shares” mean its registered voting shares.

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

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Labuan, Singapore and the United States, as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of June 30, 2015, we had approximately $13.3 billion of total assets, $3.6 billion of total shareholders’ equity and $4.4 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt.

During the three months ended June 30, 2015, we continued to grow our insurance business (the North American Insurance segment and the Global Markets Insurance segment) as we continued to add scale to our existing lines of business and built-out our less mature lines of business, as well as from our acquisitions of the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc (“RSA”), which closed on April 1, 2015. See footnote 4 - “Acquisitions” of the unaudited condensed consolidated financial statements for additional information regarding the RSA acquisitions. For our Reinsurance segment, we are experiencing unfavorable market conditions in terms of pricing, terms and conditions, and either did not renew or renewed at lower line sizes on several treaties in response to these market conditions. We expect this trend to continue in the near-term.

Our consolidated gross premiums written increased by $65.6 million, or 8.6%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Overall our combined ratio is higher by 8.9 percentage points, driven primarily by increased incurred net losses stemming from higher property catastrophe losses and lower net favorable prior year reserve development. As a result of the above factors, each of our operating segments reported lower underwriting income during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Our net income decreased by $142.4 million to $9.5 million compared to the three months ended June 30, 2014. The decrease was primarily due to recording net realized losses on our investments of $20.2 million during the three months ended

June 30, 2015 compared to recording net realized gains of $85.2 million during the three months ended June 30, 2014 as a result of higher interest rates during the current quarter, combined with a $46.1 million decrease in underwriting income.

During the fourth quarter of 2014, our Chief Executive Officer reorganized how we manage our business, and as a result we realigned our executive management team and changed our reportable segments to correspond to the reorganization. Our Bermuda insurance operations, except for the trade credit line of business, which had previously been included in the international insurance segment, was combined with the U.S. insurance segment, with the new segment renamed the "North American Insurance" segment. The remaining insurance operations of the international insurance segment were renamed the "Global Markets Insurance" segment. The Reinsurance segment remained unchanged. The new segments have been recast and our historical financial information has been updated to conform to the new presentation.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions except share, per share and percentage data)
Gross premiums written	$826.0	$760.4	$1,706.6	$1,661.8
Net income	9.5	151.9	133.8	328.8
Operating income	25.9	76.1	117.5	205.9
Basic earnings per share:
Net income	$0.10	$1.55	$1.42	$3.33
Operating income	$0.28	$0.78	$1.25	$2.09
Diluted earnings per share:
Net income	$0.10	$1.52	$1.40	$3.27
Operating income	$0.27	$0.76	$1.23	$2.05
Weighted average common shares outstanding:
Basic	92,441,730	97,809,639	94,178,989	98,672,618
Diluted	93,984,226	99,724,802	95,830,455	100,691,568
Basic book value per common share	$39.92	$37.99	$39.92	$37.99
Diluted book value per common share	$38.75	$36.98	$38.75	$36.98
Annualized return on average equity (ROAE), net income	1.0%	16.6%	7.2%	18.3%
Annualized ROAE, operating income	2.8%	8.3%	6.3%	11.4%

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

Operating income and operating income per share

Operating income is an internal performance measure used in the management of our operations and represents after-tax operational results, excluding, as applicable, net realized investment gains or losses, net foreign exchange gain or loss, and other non-recurring items. We exclude net realized investment gains or losses, net foreign exchange gain or loss and any other non-recurring items from our calculation of operating income because these amounts are heavily influenced by and fluctuate in part according to the availability of market opportunities and other factors. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations and our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions, except share, per share and percentage data)
Net income	$9.5	$151.9	$133.8	$328.8
Add after tax effect of:
Net realized investment losses (gains)	15.1	(76.4)	(27.5)	(123.6)
Foreign exchange loss	1.3	0.6	11.2	0.7
Operating income	$25.9	$76.1	$117.5	$205.9
Basic per share data:
Net income	$0.10	$1.55	$1.42	$3.33
Add after tax effect of:
Net realized investment losses (gains)	0.16	(0.78)	(0.29)	(1.25)
Foreign exchange loss	0.02	0.01	0.12	0.01
Operating income	$0.28	$0.78	$1.25	$2.09
Diluted per share data:
Net income	$0.10	$1.52	$1.40	$3.27
Add after tax effect of:
Net realized investment losses (gains)	0.16	(0.77)	(0.29)	(1.23)
Foreign exchange loss	0.01	0.01	0.12	0.01
Operating income	$0.27	$0.76	$1.23	$2.05

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of June 30,
	2015	2014
	($ in millions, except share and per share data)
Price per share at period end	$43.22	$38.02
Total shareholders’ equity	$3,624.8	$3,682.8
Basic common shares outstanding	90,796,360	96,929,091
Add:
Unvested restricted stock units	829,622	516,546
Performance-based equity awards	591,683	619,428
Employee share purchase plan	43,538	29,293
Dilutive stock options outstanding	2,096,048	2,620,016
Weighted average exercise price per share	$16.66	$16.24
Deduct:
Options bought back via treasury method	(807,727)	(1,119,123)
Common shares and common share equivalents outstanding	93,549,524	99,595,251
Basic book value per common share	$39.92	$37.99
Diluted book value per common share	$38.75	$36.98

Annualized return on average equity

Annualized return on average shareholders’ equity is calculated using average shareholders’ equity. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity, adjusted for other comprehensive income or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions except percentage data)
Opening shareholders’ equity	$3,829.1	$3,616.7	$3,778.3	$3,519.8

Closing shareholders’ equity	$3,624.8	$3,682.8	$3,624.8	$3,682.8
Add: accumulated other comprehensive loss	3.3	—	3.3	—
Adjusted closing shareholders’ equity	$3,628.1	$3,682.8	$3,628.1	$3,682.8
Average shareholders’ equity	$3,728.6	$3,649.7	$3,703.2	$3,601.3

Net income available to shareholders	$9.5	$151.9	$133.8	$328.8
Annualized return on average shareholders’ equity — net income available to shareholders	1.0%	16.6%	7.2%	18.3%
Operating income available to shareholders	$25.9	$76.1	$117.5	$205.9
Annualized return on average shareholders’ equity — operating income available to shareholders	2.8%	8.3%	6.3%	11.4%

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses, and other income related to our non-insurance operations. Investment income is principally derived from interest and dividends earned on investments, as well as distributed and undistributed income from equity method investments, partially offset by investment management expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income. Other income currently includes revenue from our third-party claims administration services operation.

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

Acquisition costs are comprised of commissions, brokerage fees, insurance taxes and other acquisition-related costs such as profit commissions and amortization of insurance-related intangible assets, and are reduced for ceding commission income received on our ceded reinsurance. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of deferred acquisition costs relating to the successful acquisition of new and renewal insurance and reinsurance contracts and (3) including the amortization of previously deferred acquisition costs.

General and administrative expenses include personnel expenses including stock-based compensation expense, rent expense, professional fees, information technology costs and other general operating expenses.

Ratios

We measure segment income or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operation and other income or expense that is not directly related to our underwriting operations. We also measure the results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The loss and loss expense ratio is derived by dividing net losses and loss expenses by net premiums earned. The acquisition cost ratio is derived by dividing acquisition costs by net premiums earned. The general and administrative expense ratio is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Revenues
Gross premiums written	$826.0	$760.4	$1,706.6	$1,661.8
Net premiums written	$603.7	$553.9	$1,376.2	$1,325.5
Net premiums earned	$646.4	$537.3	$1,214.9	$1,067.5
Net investment income	42.8	36.8	87.3	84.4
Net realized investment (losses) gains	(20.2)	85.2	24.8	139.4
Other income	0.9	—	1.8	—
	$669.9	$659.3	$1,328.9	$1,291.3
Expenses
Net losses and loss expenses	$431.5	$314.9	$756.7	$590.1
Acquisition costs	100.6	74.3	179.3	142.0
General and administrative expenses	108.4	96.2	205.5	176.5
Other expense	1.2	—	3.1	—
Amortization of intangible assets	2.8	0.6	3.5	1.3
Interest expense	14.5	14.6	28.8	29.1
Foreign exchange loss	1.3	0.6	11.2	0.7
	$660.3	$501.2	$1,188.0	$939.7
Income before income taxes	9.6	158.1	140.9	351.6
Income tax expense	0.1	6.2	7.1	22.8
Net income	$9.5	$151.9	$133.8	$328.8
Ratios
Loss and loss expense ratio	66.8%	58.6%	62.3%	55.3%
Acquisition cost ratio	15.6%	13.8%	14.8%	13.3%
General and administrative expense ratio	16.8%	17.9%	16.9%	16.5%
Expense ratio	32.4%	31.7%	31.7%	29.8%
Combined ratio	99.2%	90.3%	94.0%	85.1%

Comparison of Three Months Ended June 30, 2015 and 2014

Premiums

Gross premiums written increased by $65.6 million, or 8.6%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The overall increase in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written increased by $45.2 million, or 9.6%. The increase in gross premiums written was primarily due to growth in our general casualty line of business due to increased premiums on renewals and new business, and growth in our inland marine and environmental lines of business due to new business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business and our general property line of business, which did not meet our underwriting requirements;

•
Global Markets Insurance: Gross premiums written increased by $61.4 million, or 83.4%. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA during the current quarter. The gross premiums written from the newly acquired Asian operations was $55.7 million; and

•
Reinsurance: Gross premiums written decreased by $41.0 million, or 19.1%. The decrease was primarily due to lower premiums written in our general casualty reinsurance and property reinsurance lines of business. The decrease was due to non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written for each line of business.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$483.1	$442.5	$40.6	9.2%
Bermuda	167.9	185.9	(18.0)	(9.7)%
Asia Pacific	93.2	50.9	42.3	83.1%
Europe	76.3	78.0	(1.7)	(2.2)%
Canada	5.5	3.1	2.4	77.4%
	$826.0	$760.4	$65.6	8.6%

Net premiums written increased by $49.8 million, or 9.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in net premiums written was primarily due to higher gross premiums written partially offset by higher ceded premiums written during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The increase in ceded premiums written was due to higher ceded premiums on our property catastrophe reinsurance coverage for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The cost of our current property catastrophe reinsurance coverage, which was effective May 1, 2015, was higher than the prior coverage as we purchased additional coverage, for both world-wide and North American perils, and also purchased industry loss warranties, which we did not purchase in the prior year. The increase in ceded premiums was partially offset by one of our reinsurance treaties in the North American Insurance segment that renewed in the current quarter that did not have a minimum ceded premium provision, whereas that same reinsurance treaty last year had a minimum ceded premium provision.

The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 26.9% of gross premiums written for the three months ended June 30, 2015 compared to 27.2% for the same period in 2014. The decrease in the ceded premium percentage was primarily due to the reduction in the minimum ceded premium adjustment partially offset by the higher cost of the current year property catastrophe reinsurance treaty.

Net premiums earned increased by $109.1 million, or 20.3%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of higher premiums earned in our North American Insurance and Global Markets Insurance segments.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
North American Insurance	62.7%	62.1%	50.8%	49.4%
Global Markets Insurance	16.3%	9.7%	15.9%	7.1%
Reinsurance	21.0%	28.2%	33.3%	43.5%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $6.0 million, or 16.3%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to higher interest income in the current period from our fixed maturity investments driven by the investment portfolio of the newly acquired Asian operations partially offset by an other-than-temporary impairment of $6.3 million related to one of our equity method investments owned through Allied World Financial Services, Inc. The earnings from our equity method investments can fluctuate from period to period based on the performance of each equity method investment and the seasonality of their results, and as such the current period earnings may not be indicative of the performance in future periods. The annualized period book yield of the investment portfolio for the three months ended June 30, 2015 and 2014 was 2.0% and 1.7%, respectively.

As of June 30, 2015, approximately 88.3% of our fixed income investments consisted of investment grade securities. As of June 30, 2015 and December 31, 2014, the average Standard & Poor’s credit rating of our fixed income portfolio was A+ and AA-, respectively.

Realized Investment (Losses) Gains

Net realized investment (losses) gains were comprised of the following:

	Three Months Ended June 30,
	2015	2014
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$4.9	$10.3
Equity securities, trading	12.6	8.2
Other invested assets: hedge funds and private equity, trading	8.5	33.2
Total net realized gains on sale	26.0	51.7
Net realized and unrealized gains (losses) on derivatives	13.9	(13.7)
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(52.7)	36.4
Equity securities, trading	(0.3)	21.3
Other invested assets: hedge funds and private equity, trading	(7.1)	(10.5)
Total mark-to-market (losses) gains	(60.1)	47.2
Net realized investment (losses) gains	$(20.2)	$85.2

The total return of our investment portfolio was 0.3% and 1.4% for the three months ended June 30, 2015 and 2014, respectively. The decrease in total return was primarily due to higher interest rates and to a lesser extent widening credit spreads that caused mark-to-market losses on our fixed maturity investments during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This was partially offset by higher net realized and unrealized gains on derivatives for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Other Income

Other income represents the revenue from our third-party claims administration services operation we acquired in 2014.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $116.6 million, or 37.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$428.4	66.3%	$360.0	67.0%	$68.4	(0.7)
Property catastrophe	25.0	3.9	—	—	25.0	3.9
Current period	453.4	70.2	360.0	67.0	93.4	3.2
Prior period	(21.9)	(3.4)	(45.1)	(8.4)	23.2	5.0
Net losses and loss expenses	$431.5	66.8%	$314.9	58.6%	$116.6	8.2
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the growth of our operations, including additional losses incurred related to the acquired Asian operations, and higher loss ratio assumptions in our Reinsurance segment partially offset by lower non-catastrophe large property losses. The lower non-catastrophe property losses decreased the losses and loss expense ratio by 1.9 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2015, we incurred $25.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. Of the $25.0 million in property catastrophe losses, $21.0 million related to the Reinsurance segment and $4.0 million related to the Global Markets Insurance segment. During the three months ended June 30, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $21.9 million during the three months ended June 30, 2015 compared to net favorable reserve development of $45.1 million for the three months ended June 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
North American Insurance	$14.5	$(10.2)	$(9.2)	$2.9	$8.8	$3.9	$10.7
Global Markets Insurance	(1.6)	(3.5)	(0.9)	0.7	1.1	2.0	(2.2)
Reinsurance	(2.5)	(3.6)	4.7	(3.5)	9.5	(35.0)	(30.4)
	$10.4	$(17.3)	$(5.4)	$0.1	$19.4	$(29.1)	$(21.9)

For the three months ended June 30, 2015, the net unfavorable prior year reserve development in the North American Insurance segment primarily related to the professional liability and healthcare lines of business. The net favorable prior year reserve development in our Reinsurance segment for the 2014 loss year was primarily due to benign reported loss activity.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended June 30, 2014.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
North American Insurance	$9.6	$(18.6)	$(4.5)	$8.1	$1.1	$5.2	$0.9
Global Markets Insurance	(7.4)	(4.6)	(6.3)	0.1	0.5	(2.1)	(19.8)
Reinsurance	(1.1)	(0.6)	0.8	(5.3)	2.4	(22.4)	(26.2)
	$1.1	$(23.8)	$(10.0)	$2.9	$4.0	$(19.3)	$(45.1)

For the three months ended June 30, 2014, the net unfavorable prior year reserve development in the North American Insurance segment primarily related to the healthcare line of business due to adverse development on several claims above our previous expectations and unfavorable prior year reserve development on a single claim from the 2008 loss year in our general casualty line of business. The net favorable prior year reserve development in our Reinsurance segment for the 2013 loss year was primarily due to lower than expected property loss activity.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change
	2015	2014
	($ in millions)
Net losses paid	$313.8	$258.4	$55.4
Net change in reported case reserves	67.6	48.3	19.3
Net change in IBNR	50.1	8.2	41.9
Net losses and loss expenses	$431.5	$314.9	$116.6

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2015	2014
	($ in millions)
Net reserves for losses and loss expenses, April 1	$4,554.8	$4,576.3
Acquisition of net reserve for losses and loss expenses	257.0	—
Incurred related to:
Current period non-catastrophe	428.4	360.0
Current period property catastrophe	25.0	—
Prior period	(21.9)	(45.1)
Total incurred	431.5	314.9
Paid related to:
Current period	28.0	23.1
Prior period	285.8	235.3
Total paid	313.8	258.4
Foreign exchange revaluation	1.3	1.2
Net reserve for losses and loss expenses, June 30	4,930.8	4,634.0
Losses and loss expenses recoverable	1,433.1	1,301.7
Reserve for losses and loss expenses, June 30	$6,363.9	$5,935.7

The net reserves for losses and loss expenses acquired relates to the acquisitions of the Hong Kong, Singapore and Labuan operations of RSA.

Acquisition Costs

Acquisition costs increased by $26.3 million, or 35.4%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Global Markets Insurance segments. Acquisition costs as a percentage of net premiums earned were 15.6% for the three months ended June 30, 2015 compared to 13.8% for the same period in 2014. The higher acquisition cost ratio was primarily driven by our programs line of business and less ceding commission income in our North American Insurance segment and higher acquisition costs related to our acquired Asian operations, including the additional amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations.

General and Administrative Expenses

General and administrative expenses increased by $12.2 million, or 12.7%, for the three months ended June 30, 2015 compared to the same period in 2014. Our general and administrative expense ratio was 16.8% and 17.9% for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses was primarily due higher expenses related to our acquired Asian operations partially offset by lower stock-based compensation. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each of those awards at the share price at the end of the period. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price increased 7% for the three months ended June 30, 2015 compared to an 11% increase for the same period in 2014.

Other Expense

Other expense represents the expenses of our third-party claims administration services operation that we acquired in 2014 and the transaction-related costs incurred for the acquisitions of the Hong Kong and Singapore operations of RSA.

Amortization of Intangible Assets

The amortization of intangible assets increased by $2.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in the amortization of intangible assets was due to the intangible assets acquired during 2015 related to the RSA and Latin American Underwriters Holdings Ltd. ("LAU") acquisitions.

Interest Expense

Interest expense decreased by $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Foreign Exchange Loss

Foreign exchange loss increased by $0.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Income Tax Expense

Corporate income tax expense or benefit is generated through our operations in Australia, Canada, Europe, Hong Kong, Labuan, Singapore and the United States. Our income tax expense or benefit may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods principally due to the geographic location of the business written, the mix of business and the profitability of such business, the geographic location of investment income, the geographic location of net losses and loss expenses incurred, and the amount of inter-company reinsurance utilized for rating agency purposes.

Income tax expense for the three months ended June 30, 2015 decreased by $6.1 million compared to the three months ended June 30, 2014. The decrease in income tax expense was primarily due to lower taxable income in our U.S. operations primarily driven by investment losses for the quarter.

Net Income

Net income for the three months ended June 30, 2015 was $9.5 million compared to net income of $151.9 million for the three months ended June 30, 2014. The $142.4 million decrease was primarily the result of recording net realized losses on our investments of $20.2 million during the three months ended June 30, 2015 compared to net realized gains of $85.2 million during the three months ended June 30, 2014, as well as lower underwriting income from our operating segments during the current quarter compared to the prior quarter.

Comparison of Six Months Ended June 30, 2015 and 2014

Premiums

Gross premiums written increased by $44.8 million, or 2.7%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The overall increase in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written increased by $79.9 million, or 9.8%. The increase in gross premiums written was primarily due to growth in our general casualty line of business due to increased premiums on renewals and new business, and growth in our inland marine, environmental and other lines of business due to new business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business and our general property line of business, which did not meet our underwriting requirements;

•
Global Markets Insurance: Gross premiums written increased by $63.6 million, or 48.2%. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA during the current period. The gross premiums written from the newly acquired Asian operations was $55.7 million; and

•
Reinsurance: Gross premiums written decreased by $98.8 million, or 13.9%. The decrease was primarily due to lower premiums written in our general casualty reinsurance and property reinsurance lines of business. The decrease was due to non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written for each line of business.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$1,019.7	$963.3	$56.4	5.9%
Bermuda	364.5	415.5	(51.0)	(12.3)%
Europe	180.2	181.3	(1.1)	(0.6)%
Asia Pacific	133.3	97.7	35.6	36.4%
Canada	8.8	3.9	4.9	125.6%
	$1,706.6	$1,661.8	$44.8	2.7%

Net premiums written increased by $50.7 million, or 3.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in net premiums written was due to both higher gross premiums written and lower ceded premiums written during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in ceded premiums written was due to one of our reinsurance treaties, in the North American Insurance segment, that renewed in the current period did not have a minimum ceded premium provision, whereas that same reinsurance treaty last year had a minimum ceded premium provision. This decrease in ceded premiums was partially offset by higher ceded premiums on our property catastrophe reinsurance coverage for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We ceded 19.4% of gross premiums written for the six months ended June 30, 2015 compared to 20.2% for the same period in 2014.

Net premiums earned increased by $147.4 million, or 13.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of higher premiums earned in our North American Insurance and Global Markets Insurance segments.

The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North American Insurance	52.6%	49.2%	52.8%	49.8%
Global Markets Insurance	11.5%	7.9%	12.6%	6.8%
Reinsurance	35.9%	42.8%	34.6%	43.4%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $2.9 million, or 3.4%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to higher interest income in the current period from our fixed maturity investments and higher returns from our hedge fund and private equity investments. These increases were partially offset by lower income from our other private securities due to an other-than-temporary impairment related to one of our equity method investments. The annualized period book yield of the investment portfolio was 2.0% for the six months ended June 30, 2015 and 2014.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Six Months Ended June 30,
	2015	2014
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$10.3	$17.7
Equity securities, trading	27.2	44.4
Other invested assets: hedge funds and private equity, trading	20.8	39.6
Total net realized gains on sale	58.3	101.7
Net realized and unrealized gains (losses) on derivatives	2.3	(26.6)
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(27.2)	58.9
Equity securities, trading	5.1	(0.3)
Other invested assets: hedge funds and private equity, trading	(13.7)	5.7
Total mark-to-market (losses) gains	(35.8)	64.3
Net realized investment gains	$24.8	$139.4

The total return of our investment portfolio was 1.3% and 2.6% for the six months ended June 30, 2015 and 2014, respectively. The decrease in total return was primarily due to higher interest rates and to a lesser extent widening credit spreads that caused mark-to-market losses on our fixed maturity investments during the six months ended June 30, 2015 compared to lower interest rates and tightening credit spreads which caused mark-to-market gains during the six months ended June 30, 2014.

Other Income

Other income represents the revenue from our third-party claims administration services operation we acquired in 2014.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $166.6 million, or 28.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$817.2	67.2%	$684.1	64.1%	$133.1	3.1
Property catastrophe	25.0	2.1	—	—	25.0	2.1
Current period	842.2	69.3	684.1	64.1	158.1	5.2
Prior period	(85.5)	(7.0)	(94.0)	(8.8)	8.5	1.8
Net losses and loss expenses	$756.7	62.3%	$590.1	55.3%	$166.6	7.0
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to the growth of our operations, including additional losses incurred related to the acquired Asian operations, and higher loss ratio assumptions in our Reinsurance segment, and higher non-catastrophe large property losses. The higher non-catastrophe property losses increased the losses and loss expense ratio by 0.6 percentage points.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2015, we incurred $25.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. Of the $25.0 million in property catastrophe losses, $21.0 million related to the Reinsurance segment and $4.0 million related to the Global Markets Insurance segment. During the six months ended June 30, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $85.5 million during the six months ended June 30, 2015 compared to net favorable reserve development of $94.0 million for the six months ended June 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	Six Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
North American Insurance	$(5.2)	$(22.1)	$(14.7)	$11.5	$8.6	$7.4	$(14.5)
Global Markets Insurance	(8.0)	(7.3)	(1.4)	5.8	(4.3)	(2.2)	(17.4)
Reinsurance	(14.6)	(11.3)	4.2	(2.5)	11.8	(41.2)	(53.6)
	$(27.8)	$(40.7)	$(11.9)	$14.8	$16.1	$(36.0)	$(85.5)

For the six months ended June 30, 2015, we recorded net favorable prior year reserve development for each of our operating segments. The net unfavorable prior year reserve development in the North American Insurance segment for the 2012 through 2014 loss years was related to our healthcare and general casualty lines of business. In the healthcare line of business, we had adverse development on several claims above our previous expectations, and in our general casualty line of business we had a higher than expected frequency of loss. The net favorable prior year reserve development in our Reinsurance segment for the 2014 loss year was primarily due to benign property loss activity, and therefore reported losses were less than our expectations.

The following table shows the net favorable reserve development by loss year for each of our segments for the six months ended June 30, 2014.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
North American Insurance	$(10.2)	$(22.0)	$(7.8)	$10.6	$0.3	$18.4	$(10.7)
Global Markets Insurance	(15.8)	(7.2)	(7.5)	(2.9)	—	(3.5)	(36.9)
Reinsurance	(6.8)	(0.4)	2.3	(5.1)	0.3	(36.7)	(46.4)
	$(32.8)	$(29.6)	$(13.0)	$2.6	$0.6	$(21.8)	$(94.0)

For the six months ended June 30, 2014, we recorded net favorable prior year reserve development for each of our operating segments. The net unfavorable prior year reserve development in the North American Insurance segment for the 2011 and 2013 loss years was in our healthcare line of business and was due to adverse development on several claims above our previous expectations and higher than expected loss frequency. The net favorable prior year reserve development in the Global Markets Insurance segment for the 2008 and prior loss years was due to favorable reserve development on an individual professional liability claim and the net favorable development for the 2009 and 2010 loss years was due to actual loss emergence being lower than anticipated across several lines of business. The net favorable prior year reserve development in our Reinsurance segment for the 2013 loss year was primarily due to benign property loss activity, and therefore reported losses were less than our expectations.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Six Months Ended June 30,		Dollar
	2015	2014	Change
	($ in millions)
Net losses paid	$613.5	$490.7	$122.8
Net change in reported case reserves	(1.1)	(2.9)	1.8
Net change in IBNR	144.3	102.3	42.0
Net losses and loss expenses	$756.7	$590.1	$166.6

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2015	2014
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,540.9	$4,532.0
Acquisition of net reserve for losses and loss expenses	257.0	—
Incurred related to:
Current period non-catastrophe	817.2	684.1
Current period property catastrophe	25.0	—
Prior period	(85.5)	(94.0)
Total incurred	756.7	590.1
Paid related to:
Current period	34.6	26.8
Prior period	578.9	463.9
Total paid	613.5	490.7
Foreign exchange revaluation	(10.3)	2.6
Net reserve for losses and loss expenses, June 30	4,930.8	4,634.0
Losses and loss expenses recoverable	1,433.1	1,301.7
Reserve for losses and loss expenses, June 30	$6,363.9	$5,935.7

Acquisition Costs

Acquisition costs increased by $37.3 million, or 26.3%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Global Markets Insurance segments. Acquisition costs as a percentage of net premiums earned were 14.8% for the six months ended June 30, 2015 compared to 13.3% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses increased by $29.0 million, or 16.4%, for the six months ended June 30, 2015 compared to the same period in 2014. Our general and administrative expense ratio was 16.9% and 16.5% for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses was primarily due to higher salary related costs due to higher headcount and higher stock-based compensation due to changes in our share price. Our share price increased 14% for the six months ended June 30, 2015 compared to a 1% increase for the same period in 2014.

Other Expense

Other expense represents the expenses of our third-party claims administration services operation that we acquired in 2014 and the transaction-related costs incurred for the acquisitions of the Hong Kong and Singapore operations of RSA.

Amortization of Intangible Assets

The amortization of intangible assets increased by $2.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in the amortization of intangible assets was due to the intangible assets acquired during 2015 related to the RSA and LAU acquisitions.

Interest Expense

Interest expense decreased by $0.3 million, or 1.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Foreign Exchange Loss

Foreign exchange loss increased by $10.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to a loss recorded to the close out of the foreign currency forward contract we entered into to economically hedge a portion of our foreign currency exposure related to the consideration paid for the Hong Kong and Singapore operations of RSA and the strengthening of the U.S. dollar relative to other major currencies during the current period.

Income Tax Expense

Income tax expense for the six months ended June 30, 2015 decreased by $15.7 million compared to the six months ended June 30, 2014. The decrease in income tax expense was primarily due to lower taxable income in our U.S. operations.

Net Income

Net income for the six months ended June 30, 2015 was $133.8 million compared to net income of $328.8 million for the six months ended June 30, 2014. The $195.0 million decrease was primarily the result of recording net realized gains on our investments of $24.8 million during the six months ended June 30, 2015 compared to net realized gains of $139.4 million during the six months ended June 30, 2014 and lower underwriting income from each of our operating segments.

Underwriting Results by Operating Segments

Our Company is organized into three operating segments:

North American Insurance Segment. The North American Insurance segment includes our direct specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claims administration services operation. This segment provides both direct property and specialty casualty insurance primarily to North American domiciled accounts.

Global Markets Insurance Segment. The Global Markets Insurance segment includes our direct insurance operations in Europe and Asia Pacific, which includes offices in Australia, Hong Kong, Labuan and Singapore, and a Lloyd's coverholder operation in Miami, which services business for Latin America and the Caribbean. This segment provides both direct property and casualty insurance primarily to non-North American domiciled accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Revenues
Gross premiums written	$517.5	$472.3	$898.2	$818.3
Net premiums written	372.2	293.4	669.1	540.5
Net premiums earned	328.5	265.8	641.5	531.3
Expenses
Net losses and loss expenses	$237.7	$178.7	$433.2	$339.9
Acquisition costs	34.2	25.8	65.2	49.5
General and administrative expenses	58.1	58.5	117.4	106.1
Underwriting (loss) income	$(1.5)	$2.7	$25.6	$35.7
Other insurance-related income	0.9	—	1.8	—
Other insurance-related expense	(0.6)	—	(1.4)	—
Segment (loss) income	$(1.2)	$2.7	$26.0	$35.7
Ratios
Loss and loss expense ratio	72.4%	67.2%	67.5%	64.0%
Acquisition cost ratio	10.4%	9.7%	10.2%	9.3%
General and administrative expense ratio	17.7%	22.0%	18.3%	20.0%
Expense ratio	28.1%	31.7%	28.5%	29.3%
Combined ratio	100.5%	98.9%	96.0%	93.3%

Comparison of Three Months Ended June 30, 2015 and 2014

Premiums. Gross premiums written increased by $45.2 million, or 9.6%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase in gross premiums written was primarily due to growth in our general casualty line of business due to increased premiums on renewals and new business, and growth in our inland marine and environmental lines of business due to new business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business and our general property line of business, which did not meet our underwriting requirements.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
U.S.	$391.8	$338.3	$53.5	15.8%
Bermuda	120.2	130.9	(10.7)	(8.2)%
Canada	5.5	3.1	2.4	77.4%
	$517.5	$472.3	$45.2	9.6%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
General casualty	$181.6	$148.6	$33.0	22.2%
Professional liability	109.2	106.8	2.4	2.2%
General property (including energy)	79.0	86.4	(7.4)	(8.6)%
Healthcare	44.7	53.7	(9.0)	(16.8)%
Programs	40.1	34.2	5.9	17.3%
Inland marine	25.8	20.7	5.1	24.6%
Environmental	19.2	11.4	7.8	68.4%
Other*	17.9	10.5	7.4	70.5%
	$517.5	$472.3	$45.2	9.6%
________________________

*	Includes our primary construction, trade credit and surety lines of business.

Net premiums written increased by $78.8 million, or 26.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to higher gross premiums written and lower ceded premiums due to one of our reinsurance treaties that renewed in the current quarter did not have a minimum ceded premium provision, whereas that same reinsurance treaty had a minimum ceded premium provision that resulted in ceded premiums written of $34.2 million during the three months ended June 30, 2014. We ceded 28.1% of gross premiums written for the three months ended June 30, 2015 compared to 37.9% for the three months ended June 30, 2014. The decrease in the ceded premium percentage was primarily due to the reduction in the minimum ceded premium adjustment.

Net premiums earned increased by $62.7 million, or 23.6%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was due to the higher net premiums written over the past several quarters which resulted in higher net premiums earned.

Net losses and loss expenses. Net losses and loss expenses increased by $59.0 million, or 33.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$227.0	69.1%	$177.8	66.9%	$49.2	2.2 Pts
Property catastrophe	—	—	—	—	—	—
Current period	227.0	69.1	177.8	66.9	49.2	2.2
Prior period	10.7	3.3	0.9	0.3	9.8	3.0
Net losses and loss expenses	$237.7	72.4%	$178.7	67.2%	$59.0	5.2 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to growth of the business and higher non-catastrophe property losses in the current period compared to the same period last year. The higher non-catastrophe property losses increased the losses and loss expense ratio by 2.0 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2015 and June 30, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net unfavorable reserve development of $10.7 million during the three months ended June 30, 2015 compared to net unfavorable reserve development of $0.9 million for the three months ended June 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
General casualty	$(3.2)	$(2.7)	$(2.2)	$4.0	$4.7	$—	$0.6
Programs	(0.8)	(1.4)	(1.9)	(2.4)	0.7	(0.1)	(5.9)
General property	(0.6)	—	(0.7)	(0.8)	0.2	(2.0)	(3.9)
Healthcare	(3.8)	1.9	2.0	5.5	4.7	—	10.3
Professional liability	22.9	(8.0)	(6.4)	(3.4)	(1.3)	5.5	9.3
Inland marine	—	—	—	—	(0.2)	—	(0.2)
Other	—	—	—	—	—	0.5	0.5
	$14.5	$(10.2)	$(9.2)	$2.9	$8.8	$3.9	$10.7

For the three months ended June 30, 2015, the net unfavorable prior year reserve development for the general casualty line of business for the 2012 and 2013 loss years was primarily due to higher than expected frequency of loss. The net unfavorable prior year reserve development for the healthcare line of business for the 2010 through 2013 loss years was primarily due to adverse development on several claims above our previous expectations. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on several large claims in the current period.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$19.5	$(3.4)	$(0.4)	$—	$(1.9)	$4.2	$18.0
Programs	(0.3)	(0.3)	0.3	(0.9)	(0.6)	(1.4)	(3.2)
General property	(0.5)	—	0.5	(1.6)	(0.6)	0.7	(1.5)
Healthcare	(2.9)	1.1	(3.7)	9.9	2.1	2.1	8.6
Professional liability	(6.2)	(16.0)	(1.0)	1.7	3.5	(0.1)	(18.1)
Inland marine	—	—	—	—	(0.2)	(0.3)	(0.5)
Environmental	—	—	(0.2)	(1.0)	(1.2)	—	(2.4)
	$9.6	$(18.6)	$(4.5)	$8.1	$1.1	$5.2	$0.9

For the three months ended June 30, 2014, the net unfavorable prior year reserve development in our healthcare lines of business for the 2011 through 2013 loss years was primarily due to adverse development on several claims above our previous expectations in the medical malpractice class of business. We also experienced adverse development in our general casualty line of business for the 2008 loss year related to a single claim.

Acquisition costs. Acquisition costs increased by $8.4 million, or 32.6%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily driven by the growth of the operations, higher profit commissions in our program line of business and lower premiums ceded, which resulted in lower ceding commission income. The acquisition cost ratio was 10.4% for three months ended June 30, 2015 and 9.7% for the three months ended June 30, 2014. The increase in the acquisition cost ratio was due to higher profit commission and lower ceding commission income.

General and administrative expenses. General and administrative expenses decreased by $0.4 million, or 0.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was primarily due to lower employee-related compensation expense, driven primarily by lower stock-based compensation, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The general and administrative expense ratio decreased to 17.7% for the three months ended June 30, 2015 from 22.0% for the same period in 2014 primarily due to higher net premiums earned.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services operation that we acquired in 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

Premiums. Gross premiums written increased by $79.9 million, or 9.8%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase in gross premiums written was primarily due to growth in our general casualty line of business due to increased premiums on renewals and new business, and growth in our inland marine, environmental and other lines of business due to new business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare line of business and our general property line of business, which did not meet our underwriting requirements.

The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
U.S.	$692.2	$607.5	$84.7	13.9%
Bermuda	197.2	206.9	(9.7)	(4.7)%
Canada	8.8	3.9	4.9	125.6%
	$898.2	$818.3	$79.9	9.8%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
General casualty	$305.0	$241.7	$63.3	26.2%
Professional liability	194.5	193.1	1.4	0.7%
General property (including energy)	122.3	130.8	(8.5)	(6.5)%
Healthcare	90.3	106.8	(16.5)	(15.4)%
Programs	80.6	73.2	7.4	10.1%
Inland marine	44.0	32.8	11.2	34.1%
Environmental	30.7	21.7	9.0	41.5%
Other*	30.8	18.1	12.7	70.2%
	$898.2	$818.3	$79.9	9.8%
________________________

*	Includes our primary construction, trade credit and surety lines of business.

Net premiums written increased by $128.6 million, or 23.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in net premiums written was due to higher gross premiums written and lower premiums ceded. The decrease in ceded premiums written was due to one of our reinsurance treaties that renewed in the current period did not have a minimum ceded premium provision, whereas that same reinsurance treaty had a minimum ceded premium provisions in the prior period. This was partially offset by higher premiums ceded related to our property catastrophe reinsurance coverage. We ceded 25.5% of gross premiums written for the six months ended June 30, 2015 compared to 33.9%

during the same period in 2014. The decrease in the ceded premium percentage was primarily due to the reduction in the minimum ceded premium adjustment.

Net premiums earned increased by $110.2 million, or 20.7%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due to the continued growth of our U.S. insurance operations during 2014 and into 2015.

Net losses and loss expenses. Net losses and loss expenses increased by $93.3 million, or 27.4%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$447.7	69.9%	$350.6	66.0%	$97.1	3.9 Pts
Property catastrophe	—	—	—	—	—	—
Current period	447.7	69.9	350.6	66.0	97.1	3.9
Prior period	(14.5)	(2.4)	(10.7)	(2.0)	(3.8)	(0.4)
Net losses and loss expenses	$433.2	67.5%	$339.9	64.0%	$93.3	3.5 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to growth of the business and higher non-catastrophe property losses in the current period compared to the same period last year. The higher non-catastrophe property losses increased the losses and loss expense ratio by 2.7 percentage points.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2015 and June 30, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $14.5 million during the six months ended June 30, 2015 compared to net favorable reserve development of $10.7 million for the six months ended June 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
General casualty	$(11.7)	$(2.3)	$(7.1)	$6.2	$7.0	$0.3	$(7.6)
Programs	(2.9)	(3.2)	(2.2)	(2.5)	0.7	(0.4)	(10.5)
General property	(0.7)	—	(0.5)	(2.4)	(1.6)	(0.8)	(6.0)
Healthcare	(7.6)	(0.6)	4.2	14.6	4.7	—	15.3
Professional liability	17.7	(15.9)	(9.1)	(4.9)	(1.3)	5.5	(8.0)
Inland marine	—	—	—	—	(0.9)	0.9	—
Environmental	—	(0.1)	—	0.5	—	—	0.4
Other	—	—	—	—	—	1.9	1.9
	$(5.2)	$(22.1)	$(14.7)	$11.5	$8.6	$7.4	$(14.5)

For the six months ended June 30, 2015, the net unfavorable prior year reserve development for the general casualty line of business for the 2012 and 2013 loss years was primarily due to higher than expected frequency of loss. The net unfavorable prior year reserve development for the healthcare line of business for the 2011 through 2013 loss years was primarily due to adverse development on several claims above our previous expectations. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on several large claims in the current period.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$15.2	$(3.6)	$(4.3)	$2.0	$(1.9)	$4.2	$11.6
Programs	2.2	(3.3)	0.3	(1.9)	(0.8)	(1.4)	(4.9)
General property	(0.6)	(0.5)	1.1	(3.6)	(1.4)	(2.1)	(7.1)
Healthcare	(6.8)	3.1	(3.7)	14.2	3.8	18.0	28.6
Professional liability	(20.2)	(17.7)	(1.0)	1.2	2.3	—	(35.4)
Inland marine	—	—	—	(0.3)	(0.5)	(0.3)	(1.1)
Environmental	—	—	(0.2)	(1.0)	(1.2)	—	(2.4)
	$(10.2)	$(22.0)	$(7.8)	$10.6	$0.3	$18.4	$(10.7)

For the six months ended June 30, 2014, the net unfavorable prior year reserve development in the healthcare line of business for the 2011 through 2013 loss years was due to adverse development on several claims above our previous expectations in the managed care E&O class of business and higher than expected loss frequency and severity in the medical malpractice class of business. We also experienced adverse development in our general casualty line of business for the 2008 loss year related to a single claim.

Acquisition costs. Acquisition costs increased by $15.7 million, or 31.7%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily driven by the growth of the operations, higher profit commissions and lower premiums ceded, which resulted in lower ceding commission income. The acquisition cost ratio was 10.2% and 9.3% for the six months ended June 30, 2015 and 2014.

General and administrative expenses. General and administrative expenses increased by $11.3 million, or 10.7%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to higher salary-related costs as we continue to grow our U.S. insurance operations. The general and administrative expense ratio decreased to 18.3% for the six months ended June 30, 2015 from 20.0% for the same period in 2014.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services operation that we acquired in 2014.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Revenues
Gross premiums written	$135.0	$73.6	$195.6	$132.0
Net premiums written	69.3	50.7	112.2	81.8
Net premiums earned	102.6	38.0	152.7	73.0
Expenses
Net losses and loss expenses	$65.8	$2.7	$86.3	$7.1
Acquisition costs	24.3	4.4	31.3	7.3
General and administrative expenses	30.7	17.5	48.7	32.1
Underwriting (loss) income	$(18.2)	$13.4	$(13.7)	$26.6
Other insurance-related income	—	—	—	—
Other insurance-related expense	(0.6)	—	(1.6)	—
Segment (loss) income	$(18.8)	$13.4	$(15.3)	$26.6
Ratios
Loss and loss expense ratio	64.1%	7.0%	56.5%	9.7%
Acquisition cost ratio	23.7%	11.6%	20.5%	10.0%
General and administrative expense ratio	29.9%	46.0%	31.9%	43.9%
Expense ratio	53.6%	57.6%	52.4%	53.9%
Combined ratio	117.7%	64.6%	108.9%	63.6%

Comparison of Three Months Ended June 30, 2015 and 2014

Premiums. Gross premiums written increased by $61.4 million, or 83.4%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA during the current quarter. The gross premiums written from the newly acquired Asian operations was $55.7 million.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Europe	$68.9	$61.9	$7.0	11.3%
Asia Pacific	65.9	7.6	58.3	767.1%
Bermuda	0.2	4.1	(3.9)	(95.1)%
	$135.0	$73.6	$61.4	83.4%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Professional liability	$32.0	$27.8	$4.2	15.1%
General property	24.7	13.9	10.8	77.7%
General casualty	20.3	11.7	8.6	73.5%
Construction	13.8	—	13.8	n/a
Marine	11.6	2.6	9.0	346.2%
Motor	10.2	—	10.2	n/a
Trade credit	7.6	7.0	0.6	8.6%
Aviation	6.1	6.6	(0.5)	(7.6)%
Healthcare	4.6	3.9	0.7	17.9%
Other*	4.1	—	4.1	n/a
	$135.0	$73.6	$61.4	83.4%
________________________

*	Includes our accident and health line of business.

Net premiums written increased by $18.6 million, or 36.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in net premiums written was primarily due to the increase in gross premiums written from the newly acquired Asian operations partially offset by higher ceded premiums written related to our property catastrophe reinsurance coverage and a reinsurance treaty entered into in the current period for the construction line of business brought over from the acquired Asian operations as the previous treaty was canceled. We ceded 48.7% of gross premiums written for the three months ended June 30, 2015 compared to 31.1% for the three months ended June 30, 2014. The increase in the ceded premium percentage was due to the higher premiums for the property catastrophe and construction reinsurance treaties.

Net premiums earned increased by $64.6 million, or 170.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to higher net premiums earned from the newly acquired Asian operations.

Net losses and loss expenses. Net losses and loss expenses increased by $63.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$64.0	62.4%	$22.5	59.2%	$41.5	3.2 Pts
Property catastrophe	4.0	3.9	—	—	4.0	3.9
Current period	68.0	66.3	22.5	59.2	45.5	7.1
Prior period	(2.2)	(2.2)	(19.8)	(52.2)	17.6	50.0
Net losses and loss expenses	$65.8	64.1%	$2.7	7.0%	$63.1	57.1 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to higher incurred losses from the acquired Asian operations.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2015, we incurred $4.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. During the three months ended June 30, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $2.2 million during the three months ended June 30, 2015 compared to net favorable reserve development of $19.8 million for the three months ended June 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
General casualty	$(4.1)	$(2.4)	$0.5	$2.0	$(0.6)	$(0.4)	$(5.0)
General property	(1.8)	0.4	(0.4)	(0.1)	(0.6)	(0.5)	(3.0)
Professional liability	4.4	(1.3)	(0.6)	(0.7)	(0.8)	0.4	1.4
Healthcare	—	—	(0.1)	(0.2)	0.2	0.1	—
Trade credit	—	—	—	—	2.3	8.5	10.8
Aviation	—	—	—	—	0.4	(1.1)	(0.7)
Construction	—	—	—	(0.1)	(0.3)	—	(0.4)
Marine	(0.1)	(0.2)	(0.2)	(0.3)	(0.1)	(4.3)	(5.2)
Motor	—	—	(0.1)	0.1	0.6	(0.7)	(0.1)
	$(1.6)	$(3.5)	$(0.9)	$0.7	$1.1	$2.0	$(2.2)

For the three months ended June 30, 2015, the unfavorable prior year reserve development in the trade credit line of business for the 2014 and 2013 loss years was due to higher frequency of reported claims above our expectations for insured exposures in Latin America.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2014
	2008 and Prior	2008	2009	2010	2011	2012	Total
	($ in millions)
General casualty	$(4.9)	$(3.2)	$(2.3)	$2.0	$—	$—	$(8.4)
General property	(0.2)	(0.2)	(0.4)	(1.2)	(2.0)	(3.4)	(7.4)
Professional liability	(2.3)	(1.2)	(3.6)	(0.4)	3.9	—	(3.6)
Healthcare	—	—	—	(0.3)	(0.1)	—	(0.4)
Trade credit	—	—	—	—	(1.3)	1.3	—
	$(7.4)	$(4.6)	$(6.3)	$0.1	$0.5	$(2.1)	$(19.8)

For the three months ended June 30, 2014, the overall net favorable reserve development was primarily due to reported loss activity lower than our expectations across all lines of business.

Acquisition costs. Acquisition costs increased by $19.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in acquisition costs was due to higher acquisition costs from the acquired Asian operations. The acquisition cost ratio was 23.7% for the three months ended June 30, 2015 and 11.6% for the three months ended June 30, 2014. The increase in the acquisition cost ratio was due to higher commissions charged for business written by the acquired Asian operations and the additional amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations.

General and administrative expenses. General and administrative expenses increased by $13.2 million, or 75.4%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to higher general and administrative expenses from the acquired Asian operations. The general and administrative expense ratio was 29.9% and 46.0% for the three months ended June 30, 2015 and 2014, respectively. The decrease in the general and administrative expense ratio was primarily due to the general and administrative expenses as a ratio to net premiums earned of the acquired Asian operations being lower than the historical ratio for the Global Markets Insurance operations.

Other insurance-related income and expense. The other insurance-related expenses incurred represent the transaction-related costs for our acquisitions of the Hong Kong and Singapore operations of RSA.

Comparison of Six Months Ended June 30, 2015 and 2014

Premiums. Gross premiums written increased by $63.6 million, or 48.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA during the current period.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Europe	$121.4	$110.9	$10.5	9.5%
Asia Pacific	73.0	13.0	60.0	461.5%
Bermuda	1.2	8.0	(6.8)	(85.0)%
	$195.6	$132.0	$63.6	48.2%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Professional liability	$54.7	$47.4	$7.3	15.4%
General property	34.3	25.1	9.2	36.7%
General casualty	29.0	17.9	11.1	62.0%
Construction	16.5	—	16.5	n/a
Marine	14.5	4.1	10.4	253.7%
Trade credit	14.4	15.5	(1.1)	(7.1)%
Motor	10.2	—	10.2	n/a
Aviation	9.4	9.5	(0.1)	(1.1)%
Healthcare	8.3	12.4	(4.1)	(33.1)%
Other*	4.1	—	4.1	n/a
	$195.6	$132.0	$63.6	48.2%
________________________

*	Includes our accident and health line of business.

Net premiums written increased by $30.4 million, or 37.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in net premiums written was primarily due to higher gross premiums written partially offset by higher ceded premiums written related to our property catastrophe reinsurance coverage and a reinsurance treaty entered into in the current period for the construction line of business brought over from the acquired Asian operations as the previous treaty was canceled. We ceded 42.6% of gross premiums written for the six months ended June 30, 2015 compared to 38.0% for the six months ended June 30, 2014.

Net premiums earned increased by $79.7 million, or 109.2%, primarily due to higher net premiums earned from the newly acquired Asian operations and the growth of our historical operations.

Net losses and loss expenses. Net losses and loss expenses increased by $79.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$99.7	65.3%	$43.9	60.2%	$55.8	5.1 Pts
Property catastrophe	4.0	2.6	—	—	4.0	2.6
Current period	103.7	67.9	43.9	60.2	59.8	7.7
Prior period	(17.4)	(11.4)	(36.9)	(50.5)	19.5	39.1
Net losses and loss expenses	$86.3	56.5%	$7.1	9.7%	$79.2	46.8 Pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to higher incurred losses from the acquired Asian operations and higher reported aviation and large property losses.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2015, we incurred $4.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. During the six months ended June 30, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $17.4 million during the six months ended June 30, 2015 compared to net favorable reserve development of $36.9 million for the six months ended June 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
General casualty	$(6.5)	$(2.6)	$0.2	$2.0	$(1.1)	$(0.4)	$(8.4)
General property	(1.7)	0.2	(0.4)	(0.2)	(4.3)	(3.8)	(10.2)
Professional liability	0.3	(4.7)	(0.7)	4.6	(1.2)	0.4	(1.3)
Healthcare	—	—	(0.2)	(0.3)	0.6	0.1	0.2
Trade credit	—	—	—	—	(0.5)	11.3	10.8
Aviation	—	—	—	—	2.0	(4.8)	(2.8)
Construction	—	—	—	(0.1)	(0.3)	—	(0.4)
Marine	(0.1)	(0.2)	(0.2)	(0.3)	(0.1)	(4.3)	(5.2)
Motor	—	—	(0.1)	0.1	0.6	(0.7)	(0.1)
	$(8.0)	$(7.3)	$(1.4)	$5.8	$(4.3)	$(2.2)	$(17.4)
For the six months ended June 30, 2015, the unfavorable prior year reserve development in the trade credit line of business for the 2014 loss year was due to higher frequency of reported claims above our expectations for insured exposures in Latin America.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
General casualty	$(10.3)	$(5.3)	$(3.2)	$2.0	$(0.1)	$—	$(16.9)
General property	(1.4)	(0.2)	(0.5)	(2.6)	(3.5)	(4.8)	(13.0)
Professional liability	(4.1)	(1.7)	(3.6)	(0.8)	4.0	—	(6.2)
Healthcare	—	—	(0.1)	(0.5)	(0.2)	—	(0.8)
Trade credit	—	—	(0.1)	(1.0)	(0.2)	1.3	—
	$(15.8)	$(7.2)	$(7.5)	$(2.9)	$—	$(3.5)	$(36.9)

For the the six months ended June 30, 2014, the overall net favorable reserve development for the Global Markets Insurance operations was primarily due to reported loss activity lower than our expectations across all lines of business.

Acquisition costs. Acquisition costs increased by $24.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in acquisition costs was due to higher acquisition costs from the acquired Asian operations. The acquisition cost ratio was 20.5% for the six months ended June 30, 2015 and 10.0% for the six months ended June 30, 2014. The increase in the acquisition cost ratio was due to higher commissions charged for business written by the acquired Asian operations and the additional amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations.

General and administrative expenses. General and administrative expenses increased by $16.6 million, or 51.7%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in general and administrative expenses was primarily due to the acquired Asian operations. The general and administrative expense ratio was 31.9% and 43.9% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the general and administrative expense ratio was primarily due to the general and administrative expenses as a ratio to net premiums earned of the acquired Asian operations being lower than the historical ratio for the Global Markets Insurance operations.

Other insurance-related income and expense. The other insurance-related expenses incurred represent the transaction-related costs incurred for our acquisitions of the Hong Kong and Singapore operations of RSA.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Revenues
Gross premiums written	$173.5	$214.5	$612.8	$711.6
Net premiums written	162.2	209.8	595.0	703.2
Net premiums earned	215.2	233.4	420.7	463.3
Expenses
Net losses and loss expenses	$128.0	$133.5	$237.2	$243.2
Acquisition costs	42.1	44.0	82.7	85.2
General and administrative expenses	19.5	20.2	39.3	38.3
Underwriting income	$25.6	$35.8	$61.5	$96.6
Ratios
Loss and loss expense ratio	59.5%	57.2%	56.4%	52.5%
Acquisition cost ratio	19.6%	18.9%	19.7%	18.4%
General and administrative expense ratio	9.1%	8.6%	9.3%	8.3%
Expense ratio	28.7%	27.5%	29.0%	26.7%
Combined ratio	88.2%	84.7%	85.4%	79.2%

Comparison of Three Months Ended June 30, 2015 and 2014

Premiums. Gross premiums written decreased by $41.0 million, or 19.1%, for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was primarily due to lower premiums written in our general casualty reinsurance and property reinsurance lines of business. The decrease was due to non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$89.2	$104.2	$(15.0)	(14.4)%
Bermuda	47.5	50.9	(3.4)	(6.7)%
Asia	27.3	43.3	(16.0)	(37.0)%
Europe	9.5	16.1	(6.6)	(41.0)%
	$173.5	$214.5	$(41.0)	(19.1)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Property	$112.8	$119.8	$(7.0)	(5.8)%
Casualty	32.2	64.4	$(32.2)	(50.0)%
Specialty	28.5	30.3	(1.8)	(5.9)%
	$173.5	$214.5	$(41.0)	(19.1)%

Net premiums written decreased by $47.6 million, or 22.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was due to the decrease in gross premiums written and higher ceded premiums related to the our outward property catastrophe reinsurance coverage that we placed in the current quarter.

Net premiums earned decreased by $18.2 million, or 7.8%, as a result of the decrease in net premiums written during the previous quarters, as well as the increase in ceded earned premium related to the higher cost of our current year outward property catastrophe reinsurance coverage.

Net losses and loss expenses. Net losses and loss expenses decreased by $5.5 million, or 4.1%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$137.4	63.8%	$159.6	68.4%	$(22.2)	(4.6)
Property catastrophe	21.0	9.8	—	—	21.0	9.8
Current period	158.4	73.6	159.6	68.4	(1.2)	5.2
Prior period	(30.4)	(14.1)	(26.2)	(11.2)	(4.2)	(2.9)
Net losses and loss expenses	$128.0	59.5%	$133.4	57.2%	$(5.4)	2.3

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses was primarily due to lower reported non-catastrophe large property losses during the three months ended June 30, 2015 compared to the same period in 2014 partially offset by higher loss ratio assumptions. The lower non-catastrophe large property losses decreased the losses and loss expense ratio by 9.7 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2015, we incurred $21.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. During the three months ended June 30, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $30.4 million during the three months ended June 30, 2015 compared to net favorable reserve development of $26.2 million for the three months ended June 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(0.2)	$1.7	$3.8	$(7.0)	$9.6	$(33.2)	$(25.3)
Casualty	(2.1)	(5.3)	1.2	3.1	1.4	0.9	(0.8)
Specialty	(0.2)	—	(0.3)	0.4	(1.5)	(2.7)	(4.3)
	$(2.5)	$(3.6)	$4.7	$(3.5)	$9.5	$(35.0)	$(30.4)

For the three months ended June 30, 2015, the net favorable reserve development in the property line of business for the 2014 loss year was due to benign reported loss activity.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.4	$0.4	$0.4	$(5.1)	$(2.6)	$(15.9)	$(22.4)
Casualty	(0.4)	(1.2)	0.2	0.2	(0.9)	(0.8)	(2.9)
Specialty	(1.1)	0.2	0.2	(0.4)	5.9	(5.7)	(0.9)
	$(1.1)	$(0.6)	$0.8	$(5.3)	$2.4	$(22.4)	$(26.2)

For the three months ended June 30, 2014, the net favorable reserve development in the property line of business for the 2013 loss year is due to lower than expected reported loss activity.

Acquisition costs. Acquisition costs decreased by $1.9 million, or 4.3%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was due to the decrease in net premiums earned partially offset by increased ceding commission charged by cedents in certain lines of business. The acquisition cost ratio was 19.6% for the three months ended June 30, 2015 compared to 18.9% for the three months ended June 30, 2014. The increase in the acquisition cost ratio was primarily due to the higher ceding commission charged by cedents.

General and administrative expenses. General and administrative expenses decreased by $0.7 million, or 3.5%, for the three months ended June 30, 2015 compared to the same period in 2014. The decrease in general and administrative expenses was primarily due to lower employee-related compensation expense. The general and administrative expense ratios for the three months ended June 30, 2015 and 2014 were 9.1% and 8.6%, respectively.

Comparison of Six Months Ended June 30, 2015 and 2014

Premiums. Gross premiums written decreased by $98.8 million, or 13.9%, for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was primarily due to lower premiums written in our general casualty reinsurance and property reinsurance lines of business. The decrease was due to non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$324.5	$355.9	$(31.4)	(8.8)%
Bermuda	166.2	200.6	(34.4)	(17.1)%
Europe	61.8	70.4	(8.6)	(12.2)%
Asia	60.3	84.7	(24.4)	(28.8)%
	$612.8	$711.6	$(98.8)	(13.9)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Property	$343.9	$370.3	$(26.4)	(7.1)%
Specialty	174.6	191.8	(17.2)	(9.0)%
Casualty	94.3	149.5	(55.2)	(36.9)%
	$612.8	$711.6	$(98.8)	(13.9)%

Net premiums written decreased by $108.2 million, or 15.4%, primarily due to the decrease in gross premiums written and higher ceded premiums related to our outward property catastrophe reinsurance coverage that we placed in the current year.

Net premiums earned decreased by $42.6 million, or 9.2%, as a result of the decrease in net premiums written during the previous quarters, as well as the increase in ceded earned premium related to the higher cost of our current year outward property catastrophe reinsurance coverage.

Net losses and loss expenses. Net losses and loss expenses decreased by $6.0 million, or 2.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$269.8	64.1%	$289.6	62.5%	$(19.8)	1.6
Property catastrophe	21.0	5.0	—	—	21.0	5.0
Current period	290.8	69.1	289.6	62.5	1.2	6.6
Prior period	(53.6)	(12.7)	(46.4)	(10.0)	(7.2)	(2.7)
Net losses and loss expenses	$237.2	56.4%	$243.2	52.5%	$(6.0)	3.9

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses was due to the reduction in net premiums earned and lower reported non-catastrophe large property losses during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in related ratio was due to higher loss ratio assumptions partially offset by the lower large non-catastrophe property losses, which reduced the losses and loss expense ratio by 3.8 percentage points.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2015, we incurred $21.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. During the six months ended June 30, 2014, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our reinsurance segment recorded net favorable reserve development of $53.6 million during the six months ended June 30, 2015 compared to net favorable reserve development of $46.4 million for the six months ended June 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(1.5)	$1.6	$4.0	$(7.6)	$8.9	$(44.5)	$(39.1)
Casualty	(12.8)	(12.9)	0.5	4.8	4.7	1.4	(14.3)
Specialty	(0.3)	—	(0.3)	0.3	(1.8)	1.9	(0.2)
	$(14.6)	$(11.3)	$4.2	$(2.5)	$11.8	$(41.2)	$(53.6)

The net favorable reserve development in the 2014 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity partially offset by unfavorable development in the specialty reinsurance line of business primarily due to higher than expected reported losses in our crop reinsurance line of business. We also experienced net favorable development in the 2009 and prior loss years in our casualty reinsurance line of business, primarily in our U.S. and Bermuda casualty reinsurance lines, as a result of actual loss emergence being lower than anticipated in the 2009 and prior loss years.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$(0.1)	$0.3	$1.0	$(5.8)	$(4.3)	$(29.6)	$(38.5)
Casualty	(5.8)	(1.0)	1.0	1.1	(0.2)	1.4	(3.5)
Specialty	(0.9)	0.3	0.3	(0.4)	4.8	(8.5)	(4.4)
	$(6.8)	$(0.4)	$2.3	$(5.1)	$0.3	$(36.7)	$(46.4)

For the six months ended June 30, 2014, the favorable reserve development for the 2013 loss year for our reinsurance segment was largely due to lower than expected reported losses in our property line of business.

Acquisition costs. Acquisition costs decreased by $2.5 million, or 2.9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was due to the decrease in net premiums earned partially offset by increased ceding commission charged by cedents in certain lines of business. The acquisition cost ratio was 19.7% for the six months ended June 30, 2015 compared to 18.4% for the six months ended June 30, 2014. The increase in the acquisition cost ratio was due to higher ceding commission charged by cedents and the decrease in net premiums earned.

General and administrative expenses. General and administrative expenses increased by $1.0 million, or 2.6%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase in general and administrative expenses was primarily due to higher employee-related compensation expense driven by higher stock-based compensation. The general and administrative expense ratios for the six months ended June 30, 2015 and 2014 were 9.3% and 8.3%, respectively. The increase in the general and administrative expense ratio was due to lower net premiums earned.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
	($ in millions)
Case reserves	$918.8	$937.7	$391.6	$117.8	$422.5	$458.6	$1,732.9	$1,514.1
IBNR	2,965.1	2,868.9	529.9	450.4	1,136.0	1,047.8	4,631.0	4,367.1
Reserve for losses and loss expenses	3,883.9	3,806.6	921.5	568.2	1,558.5	1,506.4	6,363.9	5,881.2
Reinsurance recoverables	(1,171.0)	(1,156.4)	(250.6)	(173.2)	(11.5)	(10.7)	(1,433.1)	(1,340.3)
Net reserve for losses and loss expenses	$2,712.9	$2,650.2	$670.9	$395.0	$1,547.0	$1,495.7	$4,930.8	$4,540.9

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2015:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$3,883.9	$3,065.3	$4,329.4
Global Markets Insurance	921.5	743.1	1,050.5
Reinsurance	1,558.5	1,221.8	1,779.3
Consolidated (1)	6,363.9	5,133.7	7,055.6

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,712.9	$2,158.1	$3,066.4
Global Markets Insurance	670.9	544.6	772.3
Reinsurance	1,547.0	1,214.6	1,767.6
Consolidated (1)	4,930.8	4,004.7	5,518.9
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	($ in millions)
Ceded case reserves	$279.9	$232.6
Ceded IBNR reserves	1,153.2	1,107.7
Reinsurance recoverable	$1,433.1	$1,340.3

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of June 30, 2015 were recoverable from reinsurers who had an A.M. Best rating, or equivalent rating from Standard & Poor's, of “A-” or higher.

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

Our operating subsidiaries depend upon cash inflows from premium receipts, net of commissions, investment income and proceeds from sales and redemptions of investments. Cash outflows for our operating subsidiaries are in the form of claims payments, net of reinsurance recoveries, reinsurance premium payments, purchase of investments, operating expenses and income tax payments as well as dividend payments to their holding company.

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

Our total investments and cash and cash equivalents totaled $8.9 billion as of June 30, 2015, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of June 30, 2015, we held $661.8 million of unrestricted cash and cash equivalents and $373.9 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and "other invested assets" are available to meet our long-term liquidity needs.

As of June 30, 2015, we had $150 million available under our revolving loan facility.

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

Cash Flows

	Six Months Ended June 30,
	2015	2014
	($ in millions)
Cash flows provided by operating activities	$427.4	$448.9
Cash flows used in investing activities	(74.4)	(184.2)
Cash flows used in financing activities	(278.3)	(164.7)
Effect of exchange rate changes on foreign currency cash	(2.2)	3.2
Net increase in cash and cash equivalents	72.5	103.2
Cash and cash equivalents, beginning of period	589.3	531.9
Cash and cash equivalents, end of period	$661.8	$635.1

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers, return of funds held balances related to our collateralized property catastrophe reinsurance program through Aeolus Re Ltd., and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, contributions of funds held balances, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 11 consecutive years.

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

The decrease in cash flows from operations was primarily due to higher net paid losses, partially offset by higher net premiums written during the current period compared to the prior period.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The decrease in cash flows used in investing activities was due to more net sales of investments during the current year compared to the prior year partially offset by the net cash paid for the RSA and LAU acquisitions of $141.5 million during the current year.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities was due to the $108.6 million increase in share repurchases for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This was primarily driven by the repurchase of 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164.4 million, on May 6, 2015.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2015 and December 31, 2014, 88.3% and 88.5%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	($ in millions)
Due in one year or less	$373.9	$250.4
Due after one year through five years	3,065.1	3,167.8
Due after five years through ten years	721.1	637.2
Due after ten years	285.4	79.3
Mortgage-backed	1,263.0	1,263.5
Asset-backed	723.1	670.8
Total	$6,431.6	$6,069.0

We have investments in "other invested assets", comprising interests in hedge funds, private equity funds, other private securities and high yield loan funds, the carrying value of which was $896.8 million as of June 30, 2015. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 5(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of June 30, 2015.

As of June 30, 2015, we had combined unused letters of credit capacity of $665.1 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the six months ended June 30, 2015, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

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

As of June 30, 2015 and December 31, 2014, $2,936.3 million and $3,585.8 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of June 30, 2015 and December 31, 2014, a further $577.5 million and $571.8 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of June 30, 2015 have not changed since December 31, 2014. See Item 1. “Business” in our 2014 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	($ in millions)
Senior notes	$799.0	$798.8
Other long-term debt	24.5	19.2
Shareholders’ equity	3,624.8	3,778.3
Total capitalization	$4,448.3	$4,596.3
Debt to total capitalization	18.5%	17.8%

On June 18, 2015, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission in which we may offer from time to time common shares of Allied World Switzerland, senior or subordinated debt securities of Allied World Bermuda, guarantees of debt securities of Allied World Bermuda, warrants to purchase common shares of Allied World Switzerland, warrants to purchase debt securities of Allied World Bermuda or units which may consist of any combination of the securities listed above. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

Share Repurchases

On May 1, 2014, our shareholders approved a share repurchase program (the “2014 share repurchase program”) in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this new share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of June 30, 2015, approximately $173.0 million remained under this share repurchase authorization.

During the three months and six months ended June 30, 2015, our share repurchases were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	($ in millions)
Common shares repurchased	4,776,224	6,047,437
Total cost of shares repurchased	$194.4	$245.3
Average price per share	$40.69	$40.56

On May 6, 2015, the company repurchased 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164.4 million. The repurchase was executed under the 2014 share repurchase program.

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

In November 2010, Allied World Bermuda issued $300.0 million aggregate principal amount of 5.50% senior notes due November 1, 2020, with interest payable May 15 and November 15 each year. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

The payment of principal of, and interest on, the senior notes issued in 2006 and 2010 have been unconditionally and irrevocably guaranteed by Holdings.

In September 2014, Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the the purchase of three floors in an office building in Zug, Switzerland. The total proceeds received in 2014 under the mortgage was $14.1 million (CHF 14.0 million) with a fixed annual interest rate of 3.2% payable quarterly, and an additional $3.9 million (CHF 4.0 million) of proceeds from the mortgage was received in April 2015. The mortgage payments will be $0.3 million (CHF 0.3 million) per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements.

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
In the table below, changes in fair values as a result of changes in interest rates are determined by calculating hypothetical June 30, 2015 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$7,455.0	$7,336.1	$7,269.7	$7,200.5	$7,131.1	$7,062.3	$6,926.9
Fair value change from base	254.5	135.7	69.2	—	(69.3)	(138.2)	(273.5)
Change in unrealized appreciation/(depreciation)	3.5%	1.9%	1.0%	—%	(1.0)%	(1.9)%	(3.8)%
In the table below, changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical June 30, 2015 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$5,453.3	$5,331.1	$5,270.1	$5,209.0	$5,147.9	$5,086.8	$4,964.7
Fair value change from base	244.3	122.1	61.1	—	(61.1)	(122.2)	(244.3)
Change in unrealized appreciation/(depreciation)	4.7%	2.3%	1.2%	—%	(1.2)%	(2.3)%	(4.7)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of June 30, 2015.

	Fair Value June 30, 2015	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$768.9	AAA	8.6%
U.S. government securities	1,222.6	AA+	13.7%
U.S. government agencies	58.3	AA+	0.7%
Non-U.S. government and government agencies	411.6	AA	4.6%
State, municipalities and political subdivisions	348.8	AA-	3.9%
Mortgage-backed securities (“MBS”):
Agency MBS	575.0	AA+	6.5%
Non-agency MBS	89.3	B+	1.0%
Commercial MBS	598.8	BBB	6.7%
Total mortgage-backed securities	1,263.1		14.2%
Corporate securities:
Financials	1,055.8	A	11.8%
Industrials	1,226.8	BBB	13.8%
Utilities	121.6	BBB	1.4%
Total corporate securities	2,404.2		27.0%
Asset-backed securities:
Credit cards	64.5	AAA	0.7%
Auto receivables	44.3	AAA	0.5%
Student Loans	160.4	AAA	1.8%
Collateralized loan obligations	384.0	AA	4.3%
Other	69.9	AA	0.8%
Total asset-backed securities	723.1		8.1%
Other invested assets:
Private equity	387.4	N/A	4.3%
Hedge funds	351.9	N/A	3.9%
Other private securities	127.6	N/A	1.4%
High yield loan fund	29.9	N/A	0.3%
Total other invested assets	896.8		9.9%
Equities	815.6	N/A	9.3%
Total investment portfolio	$8,913.0		100.0%
As of June 30, 2015, we held $6.4 billion of fixed income securities. Of those assets, approximately 88.3% were rated investment grade (Baa3/BBB- or higher) with the remaining 11.7% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was A+ as rated by Standard & Poor’s.
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
As of June 30, 2015, we held investments in “other invested assets” with a carrying value of $896.8 million. Included in other invested assets are private equity funds, hedge funds, other private securities and a high yield loan fund. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
As of June 30, 2015, our direct exposure to European credit across all of Europe was $702.8 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of June 30, 2015, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal, Spain or Ukraine. We have exposure to municipal and corporate bonds issued by, or domiciled in, the Commonwealth of Puerto Rico of $68.1 million.

	June 30, 2015
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Austria	$—	$—	$1.3	$1.3
Belgium	—	—	19.9	19.9
Denmark	—	—	5.3	5.3
Finland	—	—	4.1	4.1
France	20.1	—	98.6	118.7
Germany	26.7	—	71.8	98.5
Greece	—	—	2.7	2.7
Hungary	—	—	0.6	0.6
Ireland	—	—	9.6	9.6
Italy	—	—	8.3	8.3
Luxembourg	—	3.5	12.1	15.6
Netherlands	—	—	78.1	78.1
Norway	3.6	—	7.1	10.7
Portugal	—	—	0.5	0.5
Russia	—	—	0.4	0.4
Spain	—	—	15.1	15.1
Sweden	—	—	21.2	21.2
Switzerland	2.2	—	101.7	103.9
United Kingdom	40.0	5.8	142.5	188.3
Total exposure	$92.6	$9.3	$600.9	$702.8
The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries, except for the Hong Kong and Singapore operations acquired from RSA. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily Euro, British Sterling, Swiss Franc and the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates. We utilize a hedging strategy to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.
As of June 30, 2015 and December 31, 2014, approximately 7.1% and 3.7%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the six months ended June 30, 2015 and 2014, approximately 16% and 14%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2015, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2015	602,687		$41.48	602,687		$342.3	million
May 1 - 31, 2015	4,173,537	(1)	40.58	4,173,537	(1)	173.0	million
June 1 - 30, 2015	—		—	—		173.0	million
Total	4,776,224		$40.69	4,776,224		$173.0	million	(2)
________________________

(1)
Includes the repurchase of 4,053,537 of our common shares held by Exor S.A. (“Exor”) at a repurchase price of $40.546 per share pursuant to a Repurchase Agreement we entered into with Exor on May 6, 2015. The repurchase was executed under our $500 million share repurchase program.

(2)
At the 2014 Annual Shareholder Meeting on May 1, 2014, Holdings’ shareholders approved a two-year $500 million share repurchase program. Please see Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity - Share Repurchases” for more information about our share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1(2)	Repurchase Agreement, dated as of May 6, 2015, by and between Allied World Assurance Company Holdings, AG and Exor S.A.

10.1(3)	Form of Employment Agreement Amendment for Frank N. D’Orazio.
31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 14, 2015.
(2)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on May 11, 2015.
(3)
Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011. The Employment Agreement Amendment, dated as of December 31, 2014, for Frank N. D’Orazio is materially identical to the form filed as Exhibit 10.40 thereto.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: July 22, 2015

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: July 22, 2015

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: July 22, 2015

	By:	/s/ Kent W. Ziegler
	Name:	Kent W. Ziegler
	Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1(2)	Repurchase Agreement, dated as of May 6, 2015, by and between Allied World Assurance Company Holdings, AG and Exor S.A.

10.1(3)	Form of Employment Agreement Amendment for Frank N. D’Orazio.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 14, 2015.
(2)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on May 11, 2015.
(3)
Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011. The Employment Agreement Amendment, dated as of December 31, 2014, for Frank N. D’Orazio is materially identical to the form filed as Exhibit 10.40 thereto.

*
These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.