Form 10-Q
period 2015-09-30
Allied World Assurance Co Holdings, AG
filed 2015-10-21
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 12, 2015, 90,911,888 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2015 and December 31, 2014
(Expressed in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2015: $6,555,748; 2014: $6,035,240)	$6,546,993	$6,069,010
Equity securities trading, at fair value (cost: 2015: $668,061; 2014: $791,206)	663,390	844,163
Other invested assets	969,427	955,509
Total investments	8,179,810	7,868,682
Cash and cash equivalents	603,810	589,339
Restricted cash	159,863	80,971
Insurance balances receivable	905,401	664,815
Funds held	443,670	724,021
Prepaid reinsurance	387,269	360,732
Reinsurance recoverable	1,449,832	1,340,256
Reinsurance recoverable on paid losses	117,110	86,075
Accrued investment income	32,673	28,456
Net deferred acquisition costs	201,313	151,546
Goodwill	354,781	278,258
Intangible assets	130,612	46,298
Balances receivable on sale of investments	29,461	47,149
Net deferred tax assets	27,268	33,615
Other assets	174,706	121,350
Total assets	$13,197,579	$12,421,563
LIABILITIES:
Reserve for losses and loss expenses	$6,436,579	$5,881,165
Unearned premiums	1,835,527	1,555,313
Reinsurance balances payable	260,225	180,060
Balances due on purchases of investments	108,337	5,428
Senior notes	799,043	798,802
Other long-term debt	23,328	19,213
Dividends payable	23,637	21,669
Accounts payable and accrued liabilities	155,498	181,622
Total liabilities	$9,642,174	$8,643,272
SHAREHOLDERS’ EQUITY:
Common shares: 2015 and 2014: par value CHF 4.10 per share (2015: 95,523,230; 2014: 100,775,256 shares issued and 2015: 90,911,888; 2014: 96,195,482 shares outstanding)	$386,702	$408,020
Treasury shares, at cost (2015: 4,611,342; 2014: 4,579,774)	(156,281)	(143,075)
Accumulated other comprehensive loss	(4,265)	—
Retained earnings	3,329,249	3,513,346
Total shareholders’ equity	3,555,405	3,778,291
Total liabilities and shareholders’ equity	$13,197,579	$12,421,563
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and nine months ended September 30, 2015 and 2014
(Expressed in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Gross premiums written	$754,062	$707,884	$2,460,646	$2,369,682
Premiums ceded	(147,070)	(139,142)	(477,457)	(475,402)
Net premiums written	606,992	568,742	1,983,189	1,894,280
Change in unearned premiums	43,661	(27,005)	(117,612)	(285,011)
Net premiums earned	650,653	541,737	1,865,577	1,609,269
Net investment income	45,667	43,412	132,978	127,824
Net realized investment (losses) gains	(113,626)	(35,136)	(88,783)	104,286
Other income	735	1,032	2,513	1,032
Total revenue	583,429	551,045	1,912,285	1,842,411
EXPENSES:
Net losses and loss expenses	416,881	336,090	1,173,578	926,231
Acquisition costs	100,101	72,403	279,418	214,404
General and administrative expenses	105,798	88,294	311,299	264,822
Other expense	1,245	6,575	4,303	6,575
Amortization of intangible assets	2,639	633	6,091	1,900
Interest expense	14,469	14,325	43,272	43,451
Foreign exchange (gain) loss	(793)	278	10,369	978
Total expenses	640,340	518,598	1,828,330	1,458,361
(Loss) income before income taxes	(56,911)	32,447	83,955	384,050
Income tax (benefit) expense	(5,281)	1,532	1,771	24,300
NET (LOSS) INCOME	(51,630)	30,915	82,184	359,750
Other comprehensive loss: foreign currency translation adjustment, net of tax	(993)	—	(4,265)	—
COMPREHENSIVE (LOSS) INCOME	$(52,623)	$30,915	$77,919	$359,750
PER SHARE DATA
Basic (loss) earnings per share	$(0.57)	$0.32	$0.88	$3.67
Diluted (loss) earnings per share	$(0.57)	$0.31	$0.87	$3.60
Weighted average common shares outstanding	90,882,511	96,458,231	93,068,088	97,926,378
Weighted average common shares and common share equivalents outstanding	90,882,511	98,444,238	94,724,980	99,965,296
Dividends paid per share	$0.26	$0.225	$0.71	$0.559

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2015 and 2014
(Expressed in thousands)

	Share Capital		Treasury Shares		Accumulated Other Comprehensive Loss		Retained Earnings	Total
December 31, 2014	$408,020		$(143,075)		$—		$3,513,346	$3,778,291
Net income	—		—		—		82,184	82,184
Dividends	—		—		—		(68,751)	(68,751)
Stock compensation	—		18,363		—		(5,116)	13,247
Share repurchases	—		(245,301)		—		—	(245,301)
Shares canceled	(21,318)		213,732		—		(192,414)	—
Foreign currency translation adjustment	—	—	—	—	(4,265)	—	—	(4,265)
September 30, 2015	$386,702		$(156,281)		$(4,265)		$3,329,249	$3,555,405

December 31, 2013	$418,988		$(79,992)		$—		$3,180,830	$3,519,826
Net income	—		—		—		359,750	359,750
Dividends	—		—		—		(60,017)	(60,017)
Stock compensation	—		17,235		—		1,333	18,568
Share repurchases	—		(164,528)		—		—	(164,528)
Shares canceled	(10,998)		92,652		—		(81,654)	—
September 30, 2014	$407,990		$(134,633)		$—		$3,400,242	$3,673,599

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2015 and 2014
(Expressed in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$82,184	$359,750
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(41,185)	(118,640)
Mark to market adjustments	112,421	(5,634)
Stock compensation expense	11,805	10,822
Undistributed loss of equity method investments	19,244	10,452
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	188,835	171,229
Unearned premiums, net of prepaid reinsurance	113,380	285,012
Insurance balances receivable	(123,175)	(256,993)
Funds held	280,351	226,727
Reinsurance balances payable	40,354	30,405
Reinsurance recoverable on paid losses	(31,035)	(3,634)
Net deferred acquisition costs	(10,901)	(45,166)
Net deferred tax assets	(10,141)	(3,511)
Accounts payable and accrued liabilities	(39,046)	4,473
Other items, net	(1,705)	4,441
Net cash provided by operating activities	591,386	669,733
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of trading securities	(3,962,283)	(5,608,594)
Purchases of other invested assets	(110,851)	(242,227)
Sales of trading securities	3,888,416	5,500,176
Sales of other invested assets	160,253	243,123
Purchases of fixed assets	(23,798)	(14,490)
Change in restricted cash	(78,892)	(29,565)
Net cash paid for acquisitions	(141,503)	(2,565)
Net cash used in investing activities	(268,658)	(154,142)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(66,784)	(55,064)
Proceeds from the exercise of stock options	9,184	7,640
Share repurchases	(246,443)	(166,207)
Proceeds from other long-term debt	4,003	—
Repayment of other long-term debt	(154)	—
Net cash used in financing activities	(300,194)	(213,631)
Effect of exchange rate changes on foreign currency cash	(8,063)	(2,626)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,471	299,334
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	589,339	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$603,810	$831,270
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,213	$18,052
Cash paid for interest expense	$45,750	$45,750
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)
1. GENERAL

Allied World Assurance Company Holdings, AG, a Swiss holding company (“Allied World Switzerland”), through its wholly-owned subsidiaries (collectively, the “Company”), provides property and casualty insurance and reinsurance on a worldwide basis. References to “$” are to the lawful currency of the United States and to “CHF” are to the lawful currency of Switzerland.

During the fourth quarter of 2014, the Company reorganized how it manages its business, and as a result it realigned its executive management team and changed its reportable segments to correspond to the reorganization. The Company's Bermuda insurance operations, except for the trade credit line of business, which had previously been included in the international insurance segment, was combined with the U.S. insurance segment, with the new segment renamed the “North American Insurance” segment. The remaining direct insurance operations of the international insurance segment were renamed the “Global Markets Insurance” segment. The Reinsurance segment remained unchanged. The newly created segments are included in Note 12 and prior periods have been recast to conform to the new presentation.

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
3. NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including, among others, insurance contracts accounted for under

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Accounting Standard Codification 944, Financial Services - Insurance. With the issuance of ASU 2015-14, this standard will be effective on January 1, 2018 with retrospective adoption required for the comparative periods. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.
In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends certain aspects of the consolidation guidance in U.S. GAAP. In particular, it will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and also eliminates the presumption that a general partner should consolidate a limited partnership, if certain conditions are met. The new guidance will also affect the consolidation analysis of the Company's interests in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective on January 1, 2016 and adoption is required retrospectively either through a modified retrospective approach by recording a cumulative-effect adjustment to shareholders' equity as of the beginning of the year of adoption or retrospectively for all comparative periods. The Company has determined that the adoption of ASU 2015-02 will result in several of its limited partnership interests meeting the criteria of being considered VIEs. None of the limited partnership interests that will be considered VIE's will be consolidated as the Company is not considered the primary beneficiary. As a result, the Company does not expect any financial statement impact due to the adoption of ASU 2015-02 other than additional disclosures related to the Company's interests in VIEs.
In May 2015, the FASB issued Accounting Standards Update 2015-07, “Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The Company has applied the net asset value per share practical expedient to all of its private equity and hedge funds in determining fair value. The Company early adopted ASU 2015-07 during the quarter ended June 30, 2015, and as a result removed the fair value category for its investments that are measured using the net asset value per share practical expedient that is disclosed in Note 7.
In May 2015, the FASB issued Accounting Standards Update 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 provides enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses. The enhanced disclosures required by ASU 2015-09 include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident year presented of incurred claims development information, the total of reserves for incurred but not reported (IBNR), including expected development on reported claims, included in the reserve for losses and loss expenses and a description of the reserving methodologies and changes to the reserving methodologies, and (4) for each accident year presented of incurred claims development information, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and as such the disclosures will first be presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company is currently assessing the impact the adoption of ASU 2015-09 will have on future disclosures.
In September 2015, the FASB issued Accounting Standards Update 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to the provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is also required to either present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amounts recorded in the current-period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under current U.S. GAAP, the acquirer is required to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and shall apply to adjustments to provisional amounts that occur after the effective date. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

4. ACQUISITIONS

a) Hong Kong and Singapore Branches of Royal & Sun Alliance Insurance plc

On April 1, 2015, the Company completed its acquisitions of certain assets and assumed certain liabilities of the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc (“RSA”) to further expand its international insurance operations. The assets acquired and liabilities assumed constituted a business, and as such the Company accounted for the acquisitions of the RSA branches under the acquisition method in accordance with U.S. GAAP. The initial cash consideration for the branches was $193,889. There were post-closing adjustments based on the net asset value of the acquired branches at the date of acquisitions that resulted in a decrease in the initial consideration of $31,160. The post-closing adjustments are still being agreed upon with RSA and as such the assets acquired and liabilities assumed are still preliminary and will be adjusted during the measurement period. In addition, completion of the valuation of the assets acquired and liabilities assumed is currently in process and will be finalized during the measurement period. To date, the Company has incurred a total of $8,948 in acquisition related expenses, mostly related to advisory, legal and valuation services rendered, which were recorded in “other expense” in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”).

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

From April 1, 2015 to September 30, 2015
Total revenue	$103,265
Net loss	$(14,788)
The following unaudited pro forma information presents the combined results of the Company and the acquired Hong Kong and Singapore RSA branches for the nine months ended September 30, 2015 and 2014, with pro forma adjustments related to the acquisition method of accounting as if the acquisitions had been consummated as of January 1, 2014, which is the beginning of the earliest period presented. This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions and related transactions been made on the dates indicated, or of future results of the Company.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Total revenue	$1,960,185	$2,010,308
Net income	$70,633	$362,143
b) Acquisition of Labuan branch of RSA

On April 30, 2015, the Company also acquired the assets and assumed the liabilities of the Labuan operations of RSA for consideration of one British pound sterling. The Company recorded goodwill of $1,396 related to this acquisition. The goodwill has been allocated to the Global Markets Insurance segment.
c) Acquisition of Latin American Underwriters Holdings, Ltd.
In January 2015, the Company acquired Latin American Underwriters Holdings Ltd. (“LAU”) for cash consideration of $5,105. LAU had previously underwritten trade credit insurance and political risk coverages solely for the Company since 2010. As part of the acquisition, the Company recorded goodwill of $2,467 and customer relationship intangibles of $3,610, which have a five-year useful life. The goodwill has been allocated to the Global Markets Insurance segment. The Company also recorded $1,000 of contingent consideration related to certain earn-out payments. During the three months ended

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

September 30, 2015, it was determined that LAU will not achieve any of the earn-out payments. As a result, the Company reduced the fair value of the contingent consideration to zero with the corresponding gain recorded as a reduction in “general and administrative expenses” in the consolidated income statements.
5. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category are as follows:

	September 30, 2015		December 31, 2014
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,287,749	$1,283,085	$1,610,502	$1,610,880
Non-U.S. government and government agencies	427,096	449,572	188,199	196,332
States, municipalities and political subdivisions	422,007	410,052	170,567	165,615
Corporate debt:
Financial institutions	1,052,636	1,049,451	1,024,667	1,018,777
Industrials	1,256,975	1,276,413	1,029,729	1,037,820
Utilities	118,167	120,856	110,997	111,599
Mortgage-backed	1,302,678	1,273,349	1,263,517	1,219,712
Asset-backed	679,685	692,970	670,832	674,505
Total fixed maturity investments	$6,546,993	$6,555,748	$6,069,010	$6,035,240

	September 30, 2015		December 31, 2014
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$663,390	$668,061	$844,163	$791,206
Other invested assets	845,167	762,792	812,543	725,069
	$1,508,557	$1,430,853	$1,656,706	$1,516,275

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of September 30, 2015 and December 31, 2014 were as follows:

Investment Type	Carrying Value as of September 30, 2015	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$221,862	$221,862	2 - 8 Years	$—			$251,874
Mezzanine debt	194,512	194,512	5 - 9 Years	—			166,476
Distressed	5,845	5,845	3 Years	—			5,591
Real estate	—	—	9 Years	—			200,000
Total private equity	422,219	422,219		—			623,941
Distressed	216,993	47,775	2 Years	169,218	Monthly	60 Days	—
Equity long/short	58,655	—		58,655	Quarterly	45 Days	—
Relative value credit	119,100	—		119,100	Quarterly	60 Days	—
Total hedge funds	394,748	47,775		346,973			—
High yield loan fund	28,200	—		28,200	Monthly	30 Days	—
Total other invested assets at fair value	845,167	469,994		375,173			623,941
Other private securities	124,260	—		124,260			—
Total other invested assets	$969,427	$469,994		$499,433			$623,941

Investment Type	Carrying Value as of December 31, 2014	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$184,576	$184,576	2 - 8 Years	$—			$223,802
Mezzanine debt	166,905	166,905	5 - 9 Years	—			204,232
Distressed	5,869	5,869	3 Years	—			5,180
Real estate	—	—	9 Years	—			50,000
Total private equity	357,350	357,350		—			483,214
Distressed	170,169	170,169		—	Based on net asset value	60 Days	—
Equity long/short	84,198	—		84,198	Quarterly	30 - 60 Days	—
Multi-strategy	51,507	—		51,507	Quarterly	45 - 90 Days	—
Relative value credit	119,156	—		119,156	Quarterly	60 Days	—
Total hedge funds	425,030	170,169		254,861			—
High yield loan fund	30,163	—		30,163	Monthly	30 Days	—
Total other invested assets at fair value	812,543	527,519		285,024			483,214
Other private securities	142,966	—		142,966			—
Total other invested assets	$955,509	$527,519		$427,990			$483,214

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate as described below.

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

•
Real estate funds: Private real estate funds invest directly in, and lend to commercial real estate (multifamily units, industrial buildings, office spaces and retail stores) and some residential property.  Real estate managers have diversified portfolios that generally follow core, core-plus, value-added, opportunistic or real estate debt strategies.  These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

•
Multi-strategy funds: These funds may utilize many strategies employed by specialized funds, including distressed investing, equity long/short, merger arbitrage, convertible arbitrage, fixed income arbitrage and macro trading.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

c) Net Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturity investments	$42,801	$38,762	$120,264	$110,998
Equity securities	3,115	3,711	11,540	12,876
Other invested assets: hedge funds and private equity	3,342	2,249	16,305	8,767
Other invested assets: other private securities	1,804	3,292	(1,119)	7,291
Cash and cash equivalents	277	552	1,178	1,562
Expenses	(5,672)	(5,154)	(15,190)	(13,670)
Net investment income	$45,667	$43,412	$132,978	$127,824

The loss from other invested assets: other private securities for the nine months ended September 30, 2015 included an other-than-temporary impairment of $6,261 related to one of the Company's equity method investments. The Company recorded the other-than-temporary impairment as the fair value of this investment was below its carrying value.

d) Components of Realized Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains on sale of invested assets	$18,694	$28,773	$100,060	$146,780
Gross realized losses on sale of invested assets	(34,735)	(9,955)	(57,798)	(26,228)
Net realized and unrealized (losses) gains on derivatives	(19,905)	2,171	(17,616)	(24,469)
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(15,270)	(40,843)	(42,441)	18,039
Equity securities, trading	(62,853)	(8,479)	(57,761)	(8,768)
Other invested assets, trading	443	(6,803)	(13,227)	(1,068)
Net realized investment (losses) gains	$(113,626)	$(35,136)	$(88,783)	$104,286

e) Pledged Assets

As of September 30, 2015 and December 31, 2014, $2,975,115 and $3,585,792, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of September 30, 2015 and December 31, 2014, a further $570,363 and $571,750, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 10(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for details on the Company’s credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

6. DERIVATIVE INSTRUMENTS

As of September 30, 2015 and December 31, 2014, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the unaudited condensed consolidated balance sheets (“consolidated balance sheets”):

	September 30, 2015				December 31, 2014
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$4,331	$28	$890	$9	$33,875	$1,274	$167,376	$991
Interest rate swaps	547,000	330	—	—	—	—	571,500	683
Total derivatives	$551,331	$358	$890	$9	$33,875	$1,274	$738,876	$1,674

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange contracts	$183	$1,886	$(5,975)	$(580)
Total included in foreign exchange loss	183	1,886	(5,975)	(580)
Foreign exchange contracts	134	1,701	928	857
Interest rate futures and swaps	(20,039)	470	(18,544)	(25,326)
Total included in net realized investment gains (losses)	(19,905)	2,171	(17,616)	(24,469)
Total realized and unrealized gains (losses) on derivatives	$(19,722)	$4,057	$(23,591)	$(25,049)

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

September 30, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,287,748	$1,287,748	$1,225,745	$62,003	$—
Non-U.S. government and government agencies	427,096	427,096	—	427,096	—
States, municipalities and political subdivisions	422,007	422,007	—	422,007	—
Corporate debt	2,427,779	2,427,779	—	2,427,779	—
Mortgage-backed	1,302,678	1,302,678	—	1,199,013	103,665
Asset-backed	679,685	679,685	—	622,131	57,554
Total fixed maturity investments	6,546,993	6,546,993	1,225,745	5,160,029	161,219
Equity securities	663,390	663,390	636,576	—	26,814
Other invested assets (1)	845,167	845,167	—	—	—
Total investments	$8,055,550	$8,055,550	$1,862,321	$5,160,029	$188,033
Derivative assets:
Foreign exchange contracts	$28	$28	$—	$28	$—
Interest rate swaps	330	330	—	330	—
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	$9	$9	$—	$9	$—
Senior notes	$799,043	$859,307	$—	$859,307	$—
Other long-term debt	$23,328	$28,112	$—	$28,112	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

December 31, 2014	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,610,502	$1,610,502	$1,499,347	$111,155	$—
Non-U.S. government and government agencies	188,199	188,199	—	188,199	—
States, municipalities and political subdivisions	170,567	170,567	—	170,567	—
Corporate debt	2,165,393	2,165,393	—	2,165,393	—
Mortgage-backed	1,263,517	1,263,517	—	1,081,734	181,783
Asset-backed	670,832	670,832	—	615,419	55,413
Total fixed maturity investments	6,069,010	6,069,010	1,499,347	4,332,467	237,196
Equity securities	844,163	844,163	800,833	—	43,330
Other invested assets (1)	812,543	812,543	—	—	—
Total investments	$7,725,716	$7,725,716	$2,300,180	$4,332,467	$280,526
Derivative assets:
Foreign exchange contracts	$1,274	$1,274	$—	$1,274	$—
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	$991	$991	$—	$991	$—
Interest rate swaps	$683	$683	$—	$683	$—
Senior notes	$798,802	$879,317	$—	$879,317	$—
Other long-term debt	$19,213	$22,583	$—	$22,583	$—

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended September 30, 2015	Mortgage-backed	Asset-backed	Equities
Opening balance	$99,637	$83,908	$57,807
Realized and unrealized gains (losses) included in net (loss) income	808	(2,547)	(10,993)
Purchases	9,666	122	—
Sales	(9,390)	(7,892)	(20,000)
Transfers into Level 3 from Level 2	3,126	627	—
Transfers out of Level 3 into Level 2 (1)	(182)	(16,664)	—
Ending balance	$103,665	$57,554	$26,814
Three Months Ended September 30, 2014
Opening balance	$146,801	$71,232	$34,863
Realized and unrealized gains (losses) included in net (loss) income	(882)	(253)	3,172
Purchases	16,311	18,021	—
Sales	(28,761)	(9,970)	—
Transfers into Level 3 from Level 2	1,628	17,863	—
Transfers out of Level 3 into Level 2 (1)	(15,189)	(5,523)	—
Ending balance	$119,908	$91,370	$38,035

Nine Months Ended September 30, 2015	Mortgage-backed	Asset-backed	Equities
Opening balance	$181,783	$55,413	$43,330
Realized and unrealized gains (losses) included in net (loss) income	27	(2,960)	3,484
Purchases	16,657	7,011	—
Sales	(94,802)	(20,160)	(20,000)
Transfers into Level 3 from Level 2	—	41,234	—
Transfers out of Level 3 into Level 2 (1)	—	(22,984)	—
Ending balance	$103,665	$57,554	$26,814
Nine Months Ended September 30, 2014
Opening balance	$147,338	$93,413	$73,904
Realized and unrealized gains (losses) included in net (loss) income	3,654	(659)	(6,572)
Purchases	34,187	35,526	—
Sales	(65,038)	(19,871)	(29,297)
Transfers into Level 3 from Level 2	1,253	13,923	—
Transfers out of Level 3 into Level 2 (1)	(1,486)	(30,962)	—
Ending balance	$119,908	$91,370	$38,035

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

All of the Company’s securities classified as Level 3 are valued based on unadjusted broker-dealer quotes. This includes less liquid securities such as lower quality asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities. The primary valuation inputs include monthly payment information, the probability of default, loss severity rates and estimated prepayment rates. Significant changes in these inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default and prepayment rates.

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

8. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	September 30, 2015	December 31, 2014
Outstanding loss reserves	$1,707,409	$1,514,051
Reserves for losses incurred but not reported	4,729,170	4,367,114
Reserve for losses and loss expenses	$6,436,579	$5,881,165

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross liability at beginning of period	$6,363,948	$5,935,678	$5,881,165	$5,766,529
Reinsurance recoverable at beginning of period	(1,433,109)	(1,301,742)	(1,340,256)	(1,234,504)
Net liability at beginning of period	4,930,839	4,633,936	4,540,909	4,532,025
Acquisition of net reserves for losses and loss expenses	—	—	256,991	—
Net losses incurred related to:
Current year	425,473	382,970	1,267,649	1,067,111
Prior years	(8,591)	(46,880)	(94,071)	(140,880)
Total incurred	416,882	336,090	1,173,578	926,231
Net paid losses related to:
Current year	60,828	53,596	95,388	80,401
Prior years	287,840	202,626	866,770	666,555
Total paid	348,668	256,222	962,158	746,956
Foreign exchange revaluation	(12,306)	(10,550)	(22,573)	(8,046)
Net liability at end of period	4,986,747	4,703,254	4,986,747	4,703,254
Reinsurance recoverable at end of period	1,449,832	1,349,009	1,449,832	1,349,009
Gross liability at end of period	$6,436,579	$6,052,263	$6,436,579	$6,052,263

The net reserve for losses and loss expenses acquired of $256,991 represents the net reserves acquired from the Hong Kong and Singapore branches of RSA of $252,848 and the net reserves from the Labuan branch of RSA of $4,143.

For the three months ended September 30, 2015, the Company recognized net favorable prior year reserve development primarily due to lower than expected loss emergence across each of its segments. The net favorable prior year reserve development for the North American Insurance segment primarily related to net favorable prior year reserve development in the professional liability line of business, partially offset by unfavorable prior year development in the casualty line of business from the 2012 to 2014 loss years. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the professional liability line of business, partially offset by unfavorable prior year reserve development in the specialty and other line of business from the 2013 loss year. The net favorable reserve development in the Reinsurance segment was primarily related to the property and casualty reinsurance lines of business.

For the three months ended September 30, 2014, the Company recognized net favorable prior year reserve development in each of its segments. The net favorable prior year reserve development for the North American Insurance segment primarily related to net favorable prior year reserve development in the professional liability, casualty and programs lines of business, partially offset by unfavorable prior year development in the healthcare line of business mainly from the 2011 to 2013 loss years. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the professional liability and general casualty lines of business. The net favorable reserve development in the Reinsurance segment was primarily due to lower than expected loss activity in the property reinsurance line of business for the 2013 loss year.

For the nine months ended September 30, 2015, the Company recognized net favorable prior year reserve development primarily due to lower than expected loss emergence across each of its segments. The net favorable prior year reserve development for the North American Insurance segment primarily related to net favorable prior year reserve development in the professional liability, programs and property lines of business, partially offset by unfavorable prior year development in the healthcare and casualty lines of business mainly from the 2012 and 2013 loss years. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the property, professional liability and casualty lines of business, partially offset by unfavorable prior year reserve development in the specialty and other

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

line of business from the 2013 loss year. The net favorable reserve development in the Reinsurance segment was primarily related to the property and casualty reinsurance lines of business.

For the nine months ended September 30, 2014, the Company recognized net favorable prior year reserve development in each of its segments. The net favorable prior year reserve development for the North American Insurance segment primarily related to net favorable prior year reserve development in the professional liability, programs and general property lines of business, partially offset by unfavorable prior year development in the healthcare and general casualty lines of business. The net favorable prior year reserve development in the Global Markets Insurance segment was primarily due to net favorable reserve development in the professional liability, general casualty and general property lines of business. The net favorable reserve development in the Reinsurance segment was primarily due to lower than expected loss activity in the property reinsurance line of business for the 2013 loss year.

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

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of September 30, 2015.
10. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	September 30, 2015	December 31, 2014
Common shares issued and fully paid, 2015 and 2014: CHF 4.10 per share	95,523,230	100,775,256
Share capital at end of period	$386,702	$408,020

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2015
Shares issued at beginning of period	100,775,256
Shares canceled	(5,252,026)
Total shares issued at end of period	95,523,230
Treasury shares issued at beginning of period	4,579,774
Shares repurchased	6,047,437
Shares issued out of treasury	(763,843)
Shares canceled	(5,252,026)
Total treasury shares at end of period	4,611,342
Total shares outstanding at end of period	90,911,888

During the nine months ended September 30, 2015, 5,252,026 shares repurchased and designated for cancellation were constructively retired and canceled.

b) Dividends

The Company paid the following dividends during the nine months ended September 30, 2015:

Dividend Paid	Dividend Per Share	Total Amount Paid
January 2, 2015	$0.225	$21,669
April 2, 2015	$0.225	$21,528
July 2, 2015	$0.260	$23,606

On May 1, 2014, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount was paid to shareholders in quarterly dividends of $0.225 per share. The four installments of the dividend were distributed on July 2, 2014, October 2, 2014, January 2, 2015 and April 2, 2015.

On April 30, 2015, the shareholders approved the Company's proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.26 per share. The first installment of the dividend was distributed on July 2, 2015 and the second installment was distributed on October 1, 2015. The Company expects to distribute the remaining installments of the dividend in January 2016 and April 2016.

c) Share Repurchases

On May 1, 2014, the shareholders approved a share repurchase program (the “2014 share repurchase program”) in order for the Company to repurchase up to $500,000 of its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of the 2014 share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by the Company to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common shares repurchased	—	654,851	6,047,437	4,616,543
Total cost of shares repurchased	$—	$24,996	$245,301	$164,528
Average price per share	$—	$38.17	$40.56	$35.64

No common shares were repurchased during the three months ended September 30, 2015.

On May 6, 2015, the Company repurchased 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164,355. The repurchase was executed under the 2014 share repurchase program.

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic (loss) earnings per share:
Net (loss) income	$(51,630)	$30,915	$82,184	$359,750
Weighted average common shares outstanding	90,882,511	96,458,231	93,068,088	97,926,378
Basic (loss) earnings per share	$(0.57)	$0.32	$0.88	$3.67

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted (loss) earnings per share:
Net (loss) income	$(51,630)	$30,915	$82,184	$359,750
Weighted average common shares outstanding	90,882,511	96,458,231	93,068,088	97,926,378
Share equivalents:
Stock options	—	1,430,243	1,071,569	1,449,641
RSUs and performance-based equity awards	—	541,711	569,276	575,675
Employee share purchase plan	—	14,053	16,047	13,602
Weighted average common shares and common share equivalents outstanding - diluted	90,882,511	98,444,238	94,724,980	99,965,296
Diluted (loss) earnings per share	$(0.57)	$0.31	$0.87	$3.60

For the three months ended September 30, 2015, there were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would be anti-dilutive.

For the three months ended September 30, 2014 and the nine months ended September 30, 2015 and 2014, there were no common shares considered anti-dilutive and therefore excluded from the calculation of the diluted earnings per share.

12. SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s underwriting operations. Management monitors the performance of its direct underwriting operations based on the geographic location of the Company’s offices, the markets and customers served and the types of account written. The Company is currently organized into three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. All lines of business fall within these classifications.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The North American Insurance segment includes the Company’s specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claim administration services operations. This segment provides both property and specialty casualty insurance primarily to North American domiciled accounts. The Global Markets Insurance segment includes the Company’s specialty insurance operations in Europe and Asia Pacific, which includes offices in Australia, Hong Kong, Labuan, Singapore and Lloyd's coverholder operation in Miami, which services business from Latin America and the Caribbean. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts. The Reinsurance segment includes the Company’s reinsurance operations in the United States, Bermuda, Europe and Singapore. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Three Months Ended September 30, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$460,386	$132,664	$161,012	$754,062
Net premiums written	350,791	104,075	152,126	606,992
Net premiums earned	332,722	110,327	207,604	650,653
Net losses and loss expenses	(222,250)	(70,935)	(123,696)	(416,881)
Acquisition costs	(35,585)	(22,731)	(41,785)	(100,101)
General and administrative expenses	(58,301)	(29,344)	(18,153)	(105,798)
Underwriting income (loss)	16,586	(12,683)	23,970	27,873
Other insurance-related income	735	—	—	735
Other insurance-related expenses	(631)	(614)	—	(1,245)
Segment income (loss)	$16,690	$(13,297)	$23,970	$27,363
Net investment income				45,667
Net realized investment losses				(113,626)
Amortization of intangible assets				(2,639)
Interest expense				(14,469)
Foreign exchange gain				793
Loss before income taxes				$(56,911)

Loss and loss expense ratio	66.8%	64.3%	59.6%	64.1%
Acquisition cost ratio	10.7%	20.6%	20.1%	15.4%
General and administrative expense ratio	17.5%	26.6%	8.7%	16.3%
Expense ratio	28.2%	47.2%	28.8%	31.7%
Combined ratio	95.0%	111.5%	88.4%	95.8%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Three Months Ended September 30, 2014	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$466,792	$64,125	$176,967	$707,884
Net premiums written	364,739	44,794	159,209	568,742
Net premiums earned	277,203	41,574	222,960	541,737
Net losses and loss expenses	(180,682)	(28,142)	(127,266)	(336,090)
Acquisition costs	(27,027)	(5,313)	(40,063)	(72,403)
General and administrative expenses	(52,921)	(16,802)	(18,571)	(88,294)
Underwriting income (loss)	16,573	(8,683)	37,060	44,950
Other insurance-related income	1,032	—	—	1,032
Other insurance-related expenses	(1,270)	(5,305)	—	(6,575)
Segment income (loss)	$16,335	$(13,988)	$37,060	$39,407
Net investment income				43,412
Net realized investment losses				(35,136)
Amortization of intangible assets				(633)
Interest expense				(14,325)
Foreign exchange loss				(278)
Income before income taxes				$32,447

Loss and loss expense ratio	65.2%	67.7%	57.1%	62.0%
Acquisition cost ratio	9.7%	12.8%	18.0%	13.4%
General and administrative expense ratio	19.1%	40.4%	8.3%	16.3%
Expense ratio	28.8%	53.2%	26.3%	29.7%
Combined ratio	94.0%	120.9%	83.4%	91.7%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,358,636	$328,223	$773,787	$2,460,646
Net premiums written	1,019,866	216,230	747,093	1,983,189
Net premiums earned	974,232	262,993	628,352	1,865,577
Net losses and loss expenses	(655,475)	(157,200)	(360,903)	(1,173,578)
Acquisition costs	(100,818)	(54,076)	(124,524)	(279,418)
General and administrative expenses	(175,732)	(78,093)	(57,474)	(311,299)
Underwriting income (loss)	42,207	(26,376)	85,451	101,282
Other insurance-related income	2,513	—	—	2,513
Other insurance-related expenses	(2,076)	(2,227)	—	(4,303)
Segment income (loss)	$42,644	$(28,603)	$85,451	$99,492
Net investment income				132,978
Net realized investment losses				(88,783)
Amortization of intangible assets				(6,091)
Interest expense				(43,272)
Foreign exchange loss				(10,369)
Income before income taxes				$83,955

Loss and loss expense ratio	67.3%	59.8%	57.4%	62.9%
Acquisition cost ratio	10.3%	20.6%	19.8%	15.0%
General and administrative expense ratio	18.0%	29.7%	9.1%	16.7%
Expense ratio	28.3%	50.3%	28.9%	31.7%
Combined ratio	95.6%	110.1%	86.3%	94.6%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2014	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,285,044	$196,086	$888,552	$2,369,682
Net premiums written	905,279	126,574	862,427	1,894,280
Net premiums earned	808,453	114,584	686,232	1,609,269
Net losses and loss expenses	(520,586)	(35,204)	(370,441)	(926,231)
Acquisition costs	(76,531)	(12,615)	(125,258)	(214,404)
General and administrative expenses	(159,063)	(48,861)	(56,898)	(264,822)
Underwriting income	52,273	17,904	133,635	203,812
Other insurance-related income	1,032	—	—	1,032
Other insurance-related expenses	(1,270)	(5,305)	—	(6,575)
Segment income	$52,035	$12,599	$133,635	$198,269
Net investment income				127,824
Net realized investment gains				104,286
Amortization of intangible assets				(1,900)
Interest expense				(43,451)
Foreign exchange loss				(978)
Income before income taxes				$384,050

Loss and loss expense ratio	64.4%	30.7%	54.0%	57.6%
Acquisition cost ratio	9.5%	11.0%	18.3%	13.3%
General and administrative expense ratio	19.7%	42.6%	8.3%	16.5%
Expense ratio	29.2%	53.6%	26.6%	29.8%
Combined ratio	93.6%	84.3%	80.6%	87.4%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$489,562	$483,992	$1,509,314	$1,447,652
Asia Pacific	106,039	45,070	239,323	142,798
Bermuda	84,486	109,503	448,988	525,005
Europe	70,814	64,947	251,042	245,931
Canada	3,161	4,372	11,979	8,296
Total gross premiums written	$754,062	$707,884	$2,460,646	$2,369,682

Europe includes gross premiums written attributable to Switzerland of $12,209 and $11,130 for the three months ended September 30, 2015 and 2014, respectively, and $56,876 and $65,684 for the nine months ended September 30, 2015 and 2014, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

The following table shows the Company's net premiums earned by line of business for each segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North American Insurance:
Casualty	$112,093	$86,114	$326,236	$240,981
Professional liability	87,678	68,512	251,005	197,042
Property	39,333	42,457	123,201	127,402
Programs	38,306	28,933	109,163	88,109
Healthcare	35,322	40,775	111,759	126,591
Specialty and other	19,990	10,412	52,868	28,328
Total	332,722	277,203	974,232	808,453

Global Markets Insurance:
Casualty	32,033	4,396	68,979	10,298
Specialty and other	29,952	11,915	69,886	31,935
Professional liability	27,719	17,001	76,976	47,091
Property	20,623	8,262	47,152	25,260
Total	110,327	41,574	262,993	114,584

Reinsurance:
Property	102,329	113,560	311,498	379,575
Casualty	58,170	65,915	173,953	163,591
Specialty	47,105	43,485	142,901	143,066
Total	207,604	222,960	628,352	686,232
Total net premiums earned	$650,653	$541,737	$1,865,577	$1,609,269

13. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2015, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Balance Sheet:

September 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,179,810	$—	$8,179,810
Cash and cash equivalents	30,561	1,462	571,787	—	603,810
Insurance balances receivable	—	—	905,401	—	905,401
Funds held	—	—	443,670	—	443,670
Reinsurance recoverable	—	—	1,449,832	—	1,449,832
Reinsurance recoverable on paid losses	—	—	117,110	—	117,110
Net deferred acquisition costs	—	—	201,313	—	201,313
Goodwill and intangible assets	—	—	485,393	—	485,393
Balances receivable on sale of investments	—	—	29,461	—	29,461
Investments in subsidiaries	3,337,480	3,882,163	—	(7,219,643)	—
Due from subsidiaries	216,992	45,005	14,100	(276,097)	—
Other assets	2,402	2,298	777,079	—	781,779
Total assets	$3,587,435	$3,930,928	$13,174,956	$(7,495,740)	$13,197,579
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,436,579	$—	$6,436,579
Unearned premiums	—	—	1,835,527	—	1,835,527
Reinsurance balances payable	—	—	260,225	—	260,225
Balances due on purchases of investments	—	—	108,337	—	108,337
Senior notes	—	799,043	—	—	799,043
Other long-term debt	—	—	23,328	—	23,328
Due to subsidiaries	6,559	7,541	261,997	(276,097)	—
Other liabilities	25,471	12,477	141,187	—	179,135
Total liabilities	32,030	819,061	9,067,180	(276,097)	9,642,174
Total shareholders’ equity	3,555,405	3,111,867	4,107,776	(7,219,643)	3,555,405
Total liabilities and shareholders’ equity	$3,587,435	$3,930,928	$13,174,956	$(7,495,740)	$13,197,579

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,868,682	$—	$7,868,682
Cash and cash equivalents	32,579	1,734	555,026	—	589,339
Insurance balances receivable	—	—	664,815	—	664,815
Funds held	—	—	724,021	—	724,021
Reinsurance recoverable	—	—	1,340,256	—	1,340,256
Reinsurance recoverable on paid losses	—	—	86,075	—	86,075
Net deferred acquisition costs	—	—	151,546	—	151,546
Goodwill and intangible assets	—	—	324,556	—	324,556
Balances receivable on sale of investments	—	—	47,149	—	47,149
Investments in subsidiaries	3,629,301	4,218,028	—	(7,847,329)	—
Due from subsidiaries	147,072	19,190	14,396	(180,658)	—
Other assets	1,470	3,192	620,462	—	625,124
Total assets	$3,810,422	$4,242,144	$12,396,984	$(8,027,987)	$12,421,563
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,881,165	$—	$5,881,165
Unearned premiums	—	—	1,555,313	—	1,555,313
Reinsurance balances payable	—	—	180,060	—	180,060
Balances due on purchases of investments	—	—	5,428	—	5,428
Senior notes	—	798,802	—	—	798,802
Other long-term debt	—	—	19,213	—	19,213
Due to subsidiaries	7,599	6,797	166,262	(180,658)	—
Other liabilities	24,532	19,618	159,141	—	203,291
Total liabilities	32,131	825,217	7,966,582	(180,658)	8,643,272
Total shareholders’ equity	3,778,291	3,416,927	4,430,402	(7,847,329)	3,778,291
Total liabilities and shareholders’ equity	$3,810,422	$4,242,144	$12,396,984	$(8,027,987)	$12,421,563

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended September 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$650,653	$—	$650,653
Net investment income	—	—	45,667	—	45,667
Net realized investment gains (losses)	—	—	(113,626)	—	(113,626)
Other income	—	—	735	—	735
Net losses and loss expenses	—	—	(416,881)	—	(416,881)
Acquisition costs	—	—	(100,101)	—	(100,101)
General and administrative expenses	(7,438)	590	(98,950)	—	(105,798)
Other expense	—	—	(1,245)	—	(1,245)
Amortization of intangible assets	—	—	(2,639)	—	(2,639)
Interest expense	—	(13,876)	(593)	—	(14,469)
Foreign exchange gain (loss)	2	—	791	—	793
Income tax (expense) benefit	(472)	—	5,753	—	5,281
Equity in earnings of consolidated subsidiaries	(43,722)	(37,021)	—	80,743	—
NET INCOME (LOSS)	$(51,630)	$(50,307)	$(30,436)	$80,743	$(51,630)
Other comprehensive income (loss)	(993)	—	(993)	993	(993)
COMPREHENSIVE INCOME (LOSS)	$(52,623)	$(50,307)	$(31,429)	$81,736	$(52,623)

Three Months Ended September 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$541,737	$—	$541,737
Net investment income	2	—	43,410	—	43,412
Net realized investment gains (losses)	—	—	(35,136)	—	(35,136)
Other income	—	—	1,032	—	1,032
Net losses and loss expenses	—	—	(336,090)	—	(336,090)
Acquisition costs	—	—	(72,403)	—	(72,403)
General and administrative expenses	(8,285)	(182)	(79,827)	—	(88,294)
Other expense	—	—	(6,575)	—	(6,575)
Amortization of intangible assets	—	—	(633)	—	(633)
Interest expense	—	(13,855)	(470)	—	(14,325)
Foreign exchange gain (loss)	16	47	(341)	—	(278)
Income tax (expense) benefit	—	—	(1,532)	—	(1,532)
Equity in earnings of consolidated subsidiaries	39,182	49,491	—	(88,673)	—
NET INCOME (LOSS)	$30,915	$35,501	$53,172	$(88,673)	$30,915
Other comprehensive income (loss)	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$30,915	$35,501	$53,172	$(88,673)	$30,915

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,865,577	$—	$1,865,577
Net investment income	5	—	132,973	—	132,978
Net realized investment gains (losses)	—	—	(88,783)	—	(88,783)
Other income	—	—	2,513	—	2,513
Net losses and loss expenses	—	—	(1,173,578)	—	(1,173,578)
Acquisition costs	—	—	(279,418)	—	(279,418)
General and administrative expenses	(27,053)	405	(284,651)	—	(311,299)
Other expense	—	—	(4,303)	—	(4,303)
Amortization of intangible assets	—	—	(6,091)	—	(6,091)
Interest expense	—	(41,613)	(1,659)	—	(43,272)
Foreign exchange gain (loss)	9	13	(10,391)	—	(10,369)
Income tax (expense) benefit	(553)	—	(1,218)	—	(1,771)
Equity in earnings of consolidated subsidiaries	109,776	138,603	—	(248,379)	—
NET INCOME (LOSS)	$82,184	$97,408	$150,971	$(248,379)	$82,184
Other comprehensive income (loss)	(4,265)	—	(4,265)	4,265	(4,265)
COMPREHENSIVE INCOME (LOSS)	$77,919	$97,408	$146,706	$(244,114)	$77,919

Nine Months Ended September 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,609,269	$—	$1,609,269
Net investment income	6	—	127,818	—	127,824
Net realized investment gains (losses)	—	—	104,286	—	104,286
Other income	—	—	1,032	—	1,032
Net losses and loss expenses	—	—	(926,231)	—	(926,231)
Acquisition costs	—	—	(214,404)	—	(214,404)
General and administrative expenses	(28,012)	(919)	(235,891)	—	(264,822)
Other expense	—	—	(6,575)	—	(6,575)
Amortization of intangible assets	—	—	(1,900)	—	(1,900)
Interest expense	—	(41,556)	(1,895)	—	(43,451)
Foreign exchange gain (loss)	12	68	(1,058)	—	(978)
Income tax (expense) benefit	(86)	—	(24,214)	—	(24,300)
Equity in earnings of consolidated subsidiaries	387,830	419,294	—	(807,124)	—
NET INCOME (LOSS)	$359,750	$376,887	$430,237	$(807,124)	$359,750
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$359,750	$376,887	$430,237	$(807,124)	$359,750

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Nine Months Ended September 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$302,025	$333,128	$661,020	$(712,850)	$583,323
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(3,962,283)	—	(3,962,283)
Purchases of other invested assets	—	—	(110,851)	—	(110,851)
Sales of trading securities	—	—	3,888,416	—	3,888,416
Sales of other invested assets	—	—	160,253	—	160,253
Net cash paid for acquisitions	—	—	(141,503)	—	(141,503)
Other	—	—	(102,690)	—	(102,690)
Net cash provided by (used in) investing activities	—	—	(268,658)	—	(268,658)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(66,784)	—	—	—	(66,784)
Intercompany dividends paid	—	(333,400)	(379,450)	712,850	—
Proceeds from the exercise of stock options	9,184	—	—	—	9,184
Share repurchases	(246,443)	—	—	—	(246,443)
Proceeds from other long-term debt	—	—	4,003	—	4,003
Repayments of other long-term debt	—	—	(154)	—	(154)
Net cash provided by (used in) financing activities	(304,043)	(333,400)	(375,601)	712,850	(300,194)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,018)	(272)	16,761	—	14,471
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,579	1,734	555,026	—	589,339
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,561	$1,462	$571,787	$—	$603,810

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$241,037	$263,554	$737,516	$(575,000)	$667,107
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(5,608,594)	—	(5,608,594)
Purchases of other invested assets	—	—	(242,227)	—	(242,227)
Sales of trading securities	—	—	5,500,176	—	5,500,176
Sales of other invested assets	—	—	243,123	—	243,123
Net cash paid for acquisitions	—	—	(2,565)	—	(2,565)
Other	—	—	(44,055)	—	(44,055)
Net cash provided by (used in) investing activities	—	—	(154,142)	—	(154,142)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(55,064)	—	—	—	(55,064)
Intercompany dividends paid	—	(264,000)	(311,000)	575,000	—
Proceeds from the exercise of stock options	7,640	—	—	—	7,640
Share repurchases	(166,207)	—	—	—	(166,207)
Net cash provided by (used in) financing activities	(213,631)	(264,000)	(311,000)	575,000	(213,631)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,406	(446)	272,374	—	299,334
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,790	2,775	518,371	—	531,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,196	$2,329	$790,745	$—	$831,270

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $333,400 and $264,000 for the nine months ended September 30, 2015 and 2014, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

15. SUBSEQUENT EVENTS

On October 1, 2015, the Company paid a quarterly dividend of $0.26 per share to shareholders of record on September 22, 2015.

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

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Part I of our 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2015 (the “2014 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Labuan, Singapore and the United States, as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of September 30, 2015, we had approximately $13.2 billion of total assets, $3.6 billion of total shareholders’ equity and $4.4 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt.

During the three months ended September 30, 2015, despite challenging market conditions, we continued to selectively grow our insurance business, particularly in our Global Markets Insurance segment, as we continued to add scale to our existing lines of business and build-out our less mature lines of business, as well as from our acquisitions of the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc (“RSA”), which closed on April 1, 2015. See footnote 4 - “Acquisitions” of the unaudited condensed consolidated financial statements for additional information regarding the RSA acquisitions. The results from the RSA acquisitions are also referred to as the “acquired Asian operations”. Similar challenging market conditions have persisted for our Reinsurance segment for the past several quarters, and we expect the trend to continue in the near term. As a result, we either did not renew or renewed with lower line sizes on several reinsurance treaties in response to these market conditions.

Our consolidated gross premiums written increased by $46.2 million, or 6.5%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This growth was driven by the acquired Asian operations, partially offset by reduced premiums in our Reinsurance segment. Overall, our combined ratio was higher by 4.1 percentage points, driven by increased property loss activity during the quarter, including $35.5 million of catastrophe losses ($28.9 million net of reinstatement premiums) from explosions in the port of Tianjin, China, and higher acquisition costs.

Our net income decreased by $82.5 million to a net loss of $51.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily due to net realized losses on our investments of $113.6 million during the three months ended September 30, 2015 compared to $35.1 million during the three months ended September 30, 2014.

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions except share, per share and percentage data)
Gross premiums written	$754.1	$707.9	$2,460.6	$2,369.7
Net (loss) income	(51.6)	30.9	82.2	359.7
Operating income	51.4	60.6	169.0	266.5
Basic (loss) earnings per share:
Net (loss) income	$(0.57)	$0.32	$0.88	$3.67
Operating income	$0.56	$0.62	$1.81	$2.72
Diluted (loss) earnings per share:
Net (loss) income	$(0.57)	$0.31	$0.87	$3.60
Operating income	$0.55	$0.61	$1.79	$2.67
Weighted average common shares outstanding:
Basic	90,882,511	96,458,231	93,068,088	97,926,378
Diluted	92,440,277 *	98,444,238	94,724,980	99,965,296
Basic book value per common share	$39.11	$38.11	$39.11	$38.11
Diluted book value per common share	$38.03	$37.12	$38.03	$37.12
Annualized return on average equity (ROAE), net (loss) income	(5.7)%	3.4%	3.0%	13.2%
Annualized ROAE, operating income	5.7%	6.6%	6.1%	9.7%
* Diluted weighted average common shares outstanding were only used in the calculation of diluted operating income per share and not in the calculation of diluted earnings per share, as there was a net loss during the three months ended September 30, 2015.

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

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions, except share, per share and percentage data)
Net (loss) income	$(51.6)	$30.9	$82.2	$359.8
Add after tax effect of:
Net realized investment losses (gains)	103.9	29.4	76.4	(94.2)
Foreign exchange (gain) loss	(0.8)	0.3	10.4	1.0
Operating income	$51.4	$60.6	$169.0	$266.6
Basic per share data:
Net (loss) income	$(0.57)	$0.32	$0.88	$3.67
Add after tax effect of:
Net realized investment losses (gains)	1.14	0.30	0.82	(0.96)
Foreign exchange (gain) loss	(0.01)	0.00	0.11	0.01
Operating income	$0.56	$0.62	$1.81	$2.72
Diluted per share data:
Net (loss) income	$(0.56)*	$0.31	$0.87	$3.60
Add after tax effect of:
Net realized investment losses (gains)	1.12	0.30	0.81	(0.94)
Foreign exchange (gain) loss	(0.01)	0.00	0.11	0.01
Operating income	$0.55	$0.61	$1.79	$2.67
* Diluted weighted average common shares outstanding were only used in the calculation of diluted operating income per share and not in the calculation of diluted earnings per share, as there was a net loss during the three months ended September 30, 2015.

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of September 30,
	2015	2014
	($ in millions, except share and per share data)
Price per share at period end	$38.17	$36.84
Total shareholders’ equity	$3,555.4	$3,673.6
Basic common shares outstanding	90,911,888	96,382,238
Add:
Unvested restricted stock units	823,635	512,112
Performance-based equity awards	591,683	619,428
Employee share purchase plan	32,515	28,381
Dilutive stock options outstanding	2,020,354	2,532,918
Weighted average exercise price per share	$16.70	$16.30
Deduct:
Options bought back via treasury method	(883,846)	(1,120,699)
Common shares and common share equivalents outstanding	93,496,229	98,954,378
Basic book value per common share	$39.11	$38.11
Diluted book value per common share	$38.03	$37.12

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions except percentage data)
Opening shareholders’ equity	$3,624.8	$3,682.8	$3,778.3	$3,616.7
Add: accumulated other comprehensive loss	3.3	—	—	—
Adjusted opening shareholders’ equity	$3,628.1	$3,682.8	$3,778.3	$3,616.7

Closing shareholders’ equity	$3,555.4	$3,673.6	$3,555.4	$3,673.6
Deduct: accumulated other comprehensive loss	4.3	—	4.3	—
Adjusted closing shareholders’ equity	$3,559.7	$3,673.6	$3,559.7	$3,673.6

Average shareholders’ equity	$3,593.9	$3,678.2	$3,669.0	$3,645.1

Net (loss) income available to shareholders	$(51.6)	$30.9	$82.2	$359.8
Annualized return on average shareholders’ equity — net (loss) income available to shareholders	(5.7)%	3.4%	3.0%	13.2%
Operating income available to shareholders	$51.4	$60.6	$169.0	$266.5
Annualized return on average shareholders’ equity — operating income available to shareholders	5.7%	6.6%	6.1%	9.7%

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

Ratios

We measure segment income or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operation and other income or expense that is not directly related to our underwriting operations. We also measure the results for each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The loss and loss expense ratio is derived by dividing net losses and loss expenses by net premiums earned. The acquisition cost ratio is derived by dividing acquisition costs by net premiums earned. The general and administrative expense ratio is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)
Revenues
Gross premiums written	$754.1	$707.9	$2,460.6	$2,369.7
Net premiums written	$607.0	$568.7	$1,983.2	$1,894.3
Net premiums earned	$650.7	$541.7	$1,865.6	$1,609.3
Net investment income	45.7	43.4	133.0	127.8
Net realized investment (losses) gains	(113.6)	(35.1)	(88.8)	104.3
Other income	0.7	1.0	2.5	1.0
	$583.4	$551.0	$1,912.3	$1,842.4
Expenses
Net losses and loss expenses	$416.9	$336.1	$1,173.6	$926.2
Acquisition costs	100.1	72.4	279.4	214.4
General and administrative expenses	105.8	88.3	311.3	264.8
Other expense	1.2	6.6	4.3	6.6
Amortization of intangible assets	2.6	0.6	6.1	1.9
Interest expense	14.5	14.3	43.3	43.5
Foreign exchange (gain) loss	(0.8)	0.3	10.4	1.0
	$640.3	$518.6	$1,828.3	$1,458.4
(Loss) income before income taxes	(56.9)	32.4	84.0	384.0
Income tax (benefit) expense	(5.3)	1.5	1.8	24.3
Net (loss) income	$(51.6)	$30.9	$82.2	$359.7
Ratios
Loss and loss expense ratio	64.1%	62.0%	62.9%	57.6%
Acquisition cost ratio	15.4%	13.4%	15.0%	13.3%
General and administrative expense ratio	16.3%	16.3%	16.7%	16.5%
Expense ratio	31.7%	29.7%	31.7%	29.8%
Combined ratio	95.8%	91.7%	94.6%	87.4%

Comparison of Three Months Ended September 30, 2015 and 2014

Premiums

Gross premiums written increased by $46.2 million, or 6.5%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The overall increase in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written decreased by $6.4 million, or 1.4%. The decrease in gross premiums written was primarily due to the non-renewal of certain accounts in our casualty, professional liability, property and healthcare lines of business that did not meet our underwriting requirements partially offset by growth in our programs and specialty lines of business primarily due to new business written;

•
Global Markets Insurance: Gross premiums written increased by $68.6 million, or 107.0%. The increase was primarily due to gross premiums written of $62.2 million from the acquired Asian operations; and

•
Reinsurance: Gross premiums written decreased by $16.0 million, or 9.0%. The decrease was primarily due to the non-renewal of a property reinsurance treaty that had a fronting component and lower premiums on a large casualty reinsurance treaty that we renewed in the current period. The decrease in the property reinsurance line of business was partially offset by reinstatement premiums recorded in the current period primarily related to losses incurred from explosions in the port of Tianjin, China.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$489.6	$484.0	$5.6	1.2%
Asia Pacific	106.0	45.1	60.9	135.0%
Bermuda	84.5	109.4	(24.9)	(22.8)%
Europe	70.8	65.0	5.8	8.9%
Canada	3.2	4.4	(1.2)	(27.3)%
	$754.1	$707.9	$46.2	6.5%

Net premiums written increased by $38.3 million, or 6.7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, which is consistent with the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 19.5% of gross premiums written for the three months ended September 30, 2015 compared to 19.7% for the same period in 2014.

Net premiums earned increased by $109.0 million, or 20.1%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of higher premiums earned in our North American Insurance and Global Markets Insurance segments.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
North American Insurance	61.0%	65.9%	51.1%	51.1%
Global Markets Insurance	17.6%	9.1%	17.0%	7.7%
Reinsurance	21.4%	25.0%	31.9%	41.2%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $2.3 million, or 5.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to higher interest income in the current period from our fixed maturity investments driven by the investment portfolio of the newly acquired Asian operations. The annualized period book yield of the investment portfolio for the three months ended September 30, 2015 and 2014 was 2.1% and 2.0%, respectively.

As of September 30, 2015, we held 10.8% of our total investments and cash equivalents in “other invested assets” compared to 10.7% as of September 30, 2014.

As of September 30, 2015, approximately 88.2% of our fixed income investments consisted of investment grade securities. As of September 30, 2015 and December 31, 2014, the average Standard & Poor’s credit rating of our fixed income portfolio was “A+” and “AA-”, respectively.

Realized Investment (Losses) Gains

Net realized investment (losses) gains were comprised of the following:

	Three Months Ended September 30,
	2015	2014
	($ in millions)
Net realized (losses) gains on sale:
Fixed maturity investments, trading	$(5.2)	$5.8
Equity securities, trading	(12.2)	(0.6)
Other invested assets: hedge funds and private equity, trading	1.4	13.6
Derivatives	(19.8)	(0.5)
Total net realized (losses) gains on sale	(35.8)	18.3
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(15.3)	(40.8)
Equity securities, trading	(62.8)	(8.5)
Other invested assets: hedge funds and private equity, trading	0.4	(6.8)
Derivatives	(0.1)	2.7
Total mark-to-market (losses) gains	(77.8)	(53.4)
Net realized investment (losses) gains	$(113.6)	$(35.1)

The total return of our investment portfolio was negative 0.8% for the three months ended September 30, 2015 compared to positive 0.1% for the same period in 2014. The decrease in total return was primarily due to the volatility in the equity markets during the current period.

Other Income

Other income represents the revenue from our third-party claims administration services that we acquired in 2014.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $80.8 million, or 24.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$390.0	59.9%	$353.2	65.2%	$36.8	5.3 pts
Property catastrophe	35.5	5.5	29.8	5.5	5.7	—
Current period	425.5	65.4	383.0	70.7	42.5	5.3
Prior period	(8.6)	(1.3)	(46.9)	(8.7)	38.3	(7.4)
Net losses and loss expenses	$416.9	64.1%	$336.1	62.0%	$80.8	(2.1) pts
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the growth of our operations, including additional losses incurred related to the acquired Asian operations partially offset by a reduction in IBNR loss reserves due to lower than expected property losses in our Reinsurance segment and lower non-catastrophe large property losses. The lower non-catastrophe large property losses improved the losses and loss expense ratio by 3.3 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2015, we incurred property catastrophe losses and loss expenses of $35.5 million related to explosions in port of Tianjin, China. During the three months ended September 30, 2014, we incurred $18.5 million of property catastrophe losses and loss expenses related to Hurricane Odile, $8.0 million related to Windstorm Ela, and $3.3 million related to Property Claims Services (“PCS") designated storm #45 in the Midwestern U.S. (“PCS designated storm 45 in the Midwestern U.S.”).

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $8.6 million during the three months ended September 30, 2015 compared to net favorable reserve development of $46.9 million for the three months ended September 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
North American Insurance	$(11.6)	$(4.2)	$(2.9)	$2.8	$6.1	$8.3	$(1.5)
Global Markets Insurance	(2.0)	(2.5)	(1.1)	(0.6)	5.7	(1.9)	(2.4)
Reinsurance	(5.5)	(1.2)	(0.2)	2.0	(0.9)	1.1	(4.7)
	$(19.1)	$(7.9)	$(4.2)	$4.2	$10.9	$7.5	$(8.6)

For the three months ended September 30, 2015, the net favorable prior year reserve development was primarily due to lower than expected loss emergence across each of our segments. The net favorable prior year reserve development for the North American Insurance segment primarily related to net favorable prior year reserve development in the professional liability line of business, partially offset by unfavorable prior year development in the casualty line of business from the 2011 to 2014 loss years. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the professional liability line of business, partially offset by unfavorable prior year reserve development in the specialty and other line of business from the 2013 loss year. The net favorable reserve development in the Reinsurance segment was primarily related to the property and specialty reinsurance lines of business.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended September 30, 2014.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
North American Insurance	$(18.8)	$(20.0)	$(6.2)	$(2.4)	$18.7	$12.6	$(16.1)
Global Markets Insurance	(2.4)	(2.5)	(4.8)	(2.7)	(3.3)	3.1	(12.6)
Reinsurance	(1.3)	(0.9)	(0.6)	(3.1)	1.9	(14.2)	(18.2)
	$(22.5)	$(23.4)	$(11.6)	$(8.2)	$17.3	$1.5	$(46.9)

For the three months ended September 30, 2014, the net favorable prior year reserve development was primarily due to lower than expected loss emergence across each of our segments. The unfavorable reserve development in the North American Insurance segment for the 2012 and 2013 loss years related primarily to our healthcare and professional liability lines of business. The favorable reserve development for the Reinsurance segment for the 2013 loss year was primarily related to our property reinsurance line of business.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended September 30,		Dollar
	2015	2014	Change
	($ in millions)
Net losses paid	$348.6	$256.2	$92.4
Net change in reported case reserves	(14.6)	40.3	(54.9)
Net change in IBNR	82.9	39.6	43.3
Net losses and loss expenses	$416.9	$336.1	$80.8

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2015	2014
	($ in millions)
Net reserves for losses and loss expenses, July 1	$4,930.8	$4,633.9
Incurred related to:
Current period non-catastrophe	390.0	353.2
Current period property catastrophe	35.5	29.8
Prior period	(8.6)	(46.9)
Total incurred	416.9	336.1
Paid related to:
Current period	60.8	53.6
Prior period	287.8	202.6
Total paid	348.6	256.2
Foreign exchange revaluation	(12.3)	(10.5)
Net reserve for losses and loss expenses, September 30	4,986.8	4,703.3
Losses and loss expenses recoverable	1,449.8	1,349.0
Reserve for losses and loss expenses, September 30	$6,436.6	$6,052.3

Acquisition Costs

Acquisition costs increased by $27.7 million, or 38.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Global Markets Insurance segments. Acquisition costs as a percentage of net premiums earned were 15.4% for the three months ended September 30, 2015 compared to 13.4% for the same period in 2014. The higher acquisition cost ratio was primarily due to less ceding commission income and restructuring of some for our underlying reinsurance programs in our North American Insurance segment and higher acquisition costs related to our acquired Asian operations, including additional amortization of the insurance-related intangible asset recorded as part of the acquisitions of the RSA operations.

General and Administrative Expenses

General and administrative expenses increased by $17.5 million, or 19.8%, for the three months ended September 30, 2015 compared to the same period in 2014. Our general and administrative expense ratio was 16.3% for both the three months ended September 30, 2015 and 2014. The increase in general and administrative expenses was primarily due to expenses related to our acquired Asian operations partially offset by lower incentive and stock-based compensation. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each of those awards at the share price at the end of the period. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price decreased 12% for the three months ended September 30, 2015 compared to a 3% decrease for the same period in 2014.

Other Expense

Other expense represents the expenses of our third-party claims administration services operation that we acquired in 2014 and the transaction-related costs incurred for the acquisitions of the Hong Kong and Singapore operations of RSA.

Amortization of Intangible Assets

The amortization of intangible assets increased by $2.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in the amortization of intangible assets was due to the intangible assets acquired during 2015 related to the RSA and Latin American Underwriters Holdings Ltd. (“LAU”) acquisitions.

Interest Expense

Interest expense increased by $0.2 million, or 1.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Foreign Exchange (Gain) Loss

We recorded a foreign exchange gain of $0.8 million during the three months ended September 30, 2015 compared to a loss of $0.3 million during the three months ended September 30, 2014.

Income Tax (Benefit) Expense

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

We recorded an income tax benefit of $5.3 million for the three months ended September 30, 2015 compared to income tax expense of $1.5 million for the three months ended September 30, 2014. The change was primarily due to lower taxable income in our U.S. operations.

Net (Loss) Income

Net loss for the three months ended September 30, 2015 was $51.6 million compared to net income of $30.9 million for the three months ended September 30, 2014. The $82.5 million decrease was primarily the result of recording net realized losses on our investments of $113.6 million during the three months ended September 30, 2015 compared to net realized losses of $35.1 million during the three months ended September 30, 2014, as well as lower underwriting income from our operating segments during the current quarter compared to the prior quarter.

Comparison of Nine Months Ended September 30, 2015 and 2014

Premiums

Gross premiums written increased by $90.9 million, or 3.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The overall increase in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written increased by $73.6 million, or 5.7%. The increase in gross premiums written was primarily due to growth in our casualty and programs lines of business due to increased premiums on renewals and new business, and growth in our specialty line of business due to new business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare and our professional liability lines of business, which did not meet our underwriting requirements;

•
Global Markets Insurance: Gross premiums written increased by $132.1 million, or 67.4%. The increase was primarily due to gross premiums written of $117.8 million from the acquired Asian operations; and

•
Reinsurance: Gross premiums written decreased by $114.8 million, or 12.9%. The decrease was primarily due to lower premiums written across each line of business. The decrease was due to non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written for each line of business and higher reinstatement premiums in our property reinsurance line of business.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$1,509.3	$1,447.7	$61.6	4.3%
Bermuda	449.0	525.0	(76.0)	(14.5)%
Europe	251.0	246.0	5.0	2.0%
Asia Pacific	239.3	142.8	96.5	67.6%
Canada	12.0	8.3	3.7	44.6%
	$2,460.6	$2,369.7	$90.9	3.8%

Net premiums written increased by $88.9 million, or 4.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net premiums written was due to the overall increase in gross premiums written and a decrease in ceded premiums written primarily in our North American Insurance segment. We ceded 19.4% of gross premiums written for the nine months ended September 30, 2015 compared to 20.1% for the same period in 2014.

Net premiums earned increased by $256.3 million, or 15.9%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of higher premiums earned in the North American Insurance and Global Markets Insurance segments.

The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North American Insurance	55.2%	54.2%	52.2%	50.3%
Global Markets Insurance	13.3%	8.3%	14.1%	7.1%
Reinsurance	31.4%	37.5%	33.7%	42.6%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $5.2 million, or 4.1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to higher interest income in the current period from our fixed maturity investments and higher returns from our hedge fund and private equity investments. These increases were partially offset by lower income from our other private securities due to an other-than-temporary impairment of $6.3 million related to one of our equity method investments. The annualized period book yield of the investment portfolio for the nine months ended September 30, 2015 and 2014 was 2.1% and 2.0%, respectively.

Investment management expenses of $15.2 million and $13.7 million were incurred during the nine months ended September 30, 2015 and 2014, respectively. The increase of $1.5 million, or 10.9%, was primarily due to additional investment portfolio managers utilized in the current period as compared to the prior period.

Realized Investment (Losses) Gains

Net realized investment (losses) gains were comprised of the following:

	Nine Months Ended September 30,
	2015	2014
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$5.1	$23.6
Equity securities, trading	14.9	43.8
Other invested assets: hedge funds and private equity, trading	22.3	53.2
Derivatives	(17.5)	(21.9)
Total net realized gains on sale	24.8	98.7
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(42.5)	18.1
Equity securities, trading	(57.8)	(8.8)
Other invested assets: hedge funds and private equity, trading	(13.2)	(1.1)
Derivatives	(0.1)	(2.6)
Total mark-to-market (losses) gains	(113.6)	5.6
Net realized investment (losses) gains	$(88.8)	$104.3

The total return of our investment portfolio was 0.5% and 2.7% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in total return was primarily due to mark-to-market losses on our fixed maturity investments and equity securities. The mark-to-market losses on our fixed maturity investments were due to higher interest rates and widening credit spreads and the mark-to-market losses on our equity securities were due to volatility in the equity markets, particularly during the three months ended September 30, 2015.

Other Income

Other income represents the revenue from our third-party claims administration services that we acquired in 2014.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $247.4 million, or 26.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$1,207.2	64.7%	$1,024.1	63.7%	$183.1	(1.0) pts
Property catastrophe	60.5	3.2	43.0	2.7	17.5	(0.5)
Current period	1,267.7	67.9	1,067.1	66.4	200.6	(1.5)
Prior period	(94.1)	(5.0)	(140.9)	(8.8)	46.8	(3.8)
Net losses and loss expenses	$1,173.6	62.9%	$926.2	57.6%	$247.4	(5.3) pts
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to the overall growth of our operations partially offset by a reduction in IBNR loss reserves due to lower than expected property losses in our Reinsurance segment.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2015, we incurred $25.0 million in property catastrophe losses and loss expenses related to windstorms that occurred in the New South Wales region of Australia and $35.5 million related to explosions in the port of Tianjin, China. During the nine months ended September 30, 2014, we incurred $18.5 million of property catastrophe losses and loss expenses related to Hurricane Odile, $12.5 million related to PCS designated storm 45 in the Midwestern U.S., and $12.0 million related to Windstorm Ela.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $94.1 million during the nine months ended September 30, 2015 compared to net favorable reserve development of $140.9 million for the nine months ended September 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	Nine Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
North American Insurance	$(16.8)	$(26.3)	$(17.6)	$14.3	$14.7	$15.7	$(16.0)
Global Markets Insurance	(10.0)	(9.8)	(2.5)	5.2	1.4	(4.1)	(19.8)
Reinsurance	(20.1)	(12.5)	4.0	(0.5)	10.9	(40.1)	(58.3)
	$(46.9)	$(48.6)	$(16.1)	$19.0	$27.0	$(28.5)	$(94.1)

For the nine months ended September 30, 2015, we recognized prior year reserve development primarily due to lower than expected loss emergence across each of our segments. The net favorable prior year reserve development for the North American Insurance segment primarily related to net favorable prior year reserve development in the professional liability, programs and property lines of business, partially offset by unfavorable prior year development in the healthcare and casualty lines of business mainly from the 2012 and 2013 loss years. The unfavorable prior year reserve development in the 2014 loss year related mainly to the professional liability line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the property, professional liability and casualty lines of business, partially offset by unfavorable prior year reserve development in the specialty and other line of business from the 2013 loss year. The net favorable reserve development in the Reinsurance segment was primarily related to the property and specialty reinsurance lines of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
North American Insurance	$(29.0)	$(42.1)	$(14.1)	$8.2	$19.0	$31.2	$(26.8)
Global Markets Insurance	(18.0)	(9.7)	(12.2)	(5.6)	(3.3)	(0.6)	(49.4)
Reinsurance	(8.2)	(1.3)	1.7	(8.2)	2.2	(50.9)	(64.7)
	$(55.2)	$(53.1)	$(24.6)	$(5.6)	$17.9	$(20.3)	$(140.9)

For the nine months ended September 30, 2014, the net unfavorable prior year reserve development in the North American Insurance segment for the 2011 through 2013 loss years was primarily in our healthcare line of business. The net favorable prior year reserve development in the Global Markets Insurance segment was primarily related to our professional liability, casualty and property lines of business. The net favorable prior year reserve development in our Reinsurance segment for the 2013 loss year was primarily due to benign property loss activity, and therefore reported losses were less than our expectations.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Nine Months Ended September 30,		Dollar
	2015	2014	Change
	($ in millions)
Net losses paid	$962.2	$747.0	$215.2
Net change in reported case reserves	(15.7)	37.3	(53.0)
Net change in IBNR	227.1	141.9	85.2
Net losses and loss expenses	$1,173.6	$926.2	$247.4

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2015	2014
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,540.9	$4,532.0
Acquisition of net reserves for losses and loss expenses	257.0	—
Incurred related to:
Current period non-catastrophe	1,207.2	1,024.1
Current period property catastrophe	60.5	43.0
Prior period	(94.1)	(140.9)
Total incurred	1,173.6	926.2
Paid related to:
Current period	95.4	80.4
Prior period	866.8	666.6
Total paid	962.2	747.0
Foreign exchange revaluation	(22.5)	(7.9)
Net reserve for losses and loss expenses, September 30	4,986.8	4,703.3
Losses and loss expenses recoverable	1,449.8	1,349.0
Reserve for losses and loss expenses, September 30	$6,436.6	$6,052.3

The net reserves for losses and loss expenses acquired relates to the acquired Asian operations.

Acquisition Costs

Acquisition costs increased by $65.0 million, or 30.3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Global Markets Insurance segments. Acquisition costs as a percentage of net premiums earned were 15.0% for the nine months ended September 30, 2015 compared to 13.3% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses increased by $46.5 million, or 17.6%, for the nine months ended September 30, 2015 compared to the same period in 2014. Our general and administrative expense ratio was 16.7% and 16.5% for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses was the result of costs related to the acquired Asian operations and higher salary-related costs due to higher headcount.

Other Expense

Other expense represents the expenses of our third-party claims administration services that we acquired in the current year and the transaction-related costs incurred for the acquisition of the Hong Kong and Singapore operations of RSA.

Amortization of Intangible Assets

The amortization of intangible assets increased by $4.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in the amortization of intangible assets was due to the intangible assets acquired during 2015 related to the RSA and LAU acquisitions.

Interest Expense

Interest expense decreased by $0.2 million, or 0.5%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Foreign Exchange Loss

The foreign exchange loss increased by $9.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was the result of the strengthening of the U.S. dollar relative to other major currencies during the current period.

Income Tax (Benefit) Expense

Income tax expense for the nine months ended September 30, 2015 decreased by $22.5 million compared to the nine months ended September 30, 2014. The decrease in income tax expense was primarily due to lower taxable income in our U.S. operations driven by higher investment losses.

Net Income

Net income for the nine months ended September 30, 2015 was $82.2 million compared to net income of $359.7 million for the nine months ended September 30, 2014. The $277.5 million decrease was primarily the result of recording net realized losses on our investments of $88.8 million during the nine months ended September 30, 2015 compared to net realized gains of $104.3 million during the nine months ended September 30, 2014 combined with lower underwriting income from our operating segments.

Underwriting Results by Operating Segments

Our Company is organized into three operating segments:

North American Insurance Segment. The North American Insurance segment includes our direct specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claims administration services operation. This segment provides both property and specialty casualty insurance primarily to North American domiciled accounts.

Global Markets Insurance Segment. The Global Markets Insurance segment includes our direct specialty insurance operations in Europe and Asia Pacific, which includes offices in Australia, Hong Kong, Labuan and Singapore, and a Lloyd's coverholder operation in Miami, which services business for Latin America and the Caribbean. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)
Revenues
Gross premiums written	$460.4	$466.8	$1,358.6	$1,285.0
Net premiums written	350.8	364.7	1,019.9	905.3
Net premiums earned	332.7	277.2	974.2	808.5
Expenses
Net losses and loss expenses	$222.3	$180.7	$655.5	$520.6
Acquisition costs	35.6	27.0	100.8	76.5
General and administrative expenses	58.3	52.9	175.7	159.1
Underwriting income	16.5	16.6	42.2	52.3
Other insurance-related income	0.7	1.0	2.5	1.0
Other insurance-related expenses	0.6	1.3	2.1	1.3
Segment income	$16.6	$16.3	$42.6	$52.0
Ratios
Loss and loss expense ratio	66.8%	65.2%	67.3%	64.4%
Acquisition cost ratio	10.7%	9.7%	10.3%	9.5%
General and administrative expense ratio	17.5%	19.1%	18.0%	19.7%
Expense ratio	28.2%	28.8%	28.3%	29.2%
Combined ratio	95.0%	94.0%	95.6%	93.6%

Comparison of Three Months Ended September 30, 2015 and 2014

Premiums. Gross premiums written decreased by $6.4 million, or 1.4%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease in gross premiums written was primarily due to the non-renewal of certain accounts in our casualty, professional liability, property and healthcare lines of business that did not meet our underwriting requirements partially offset by growth in our programs and specialty lines of business primarily due to new business written.

The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
U.S.	$388.3	$382.3	$6.0	1.6%
Bermuda	68.9	80.1	$(11.2)	(14.0)%
Canada	3.2	4.4	$(1.2)	(27.3)%
	$460.4	$466.8	$(6.4)	(1.4)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Casualty	$165.5	$174.0	$(8.5)	(4.9)%
Professional liability	100.5	106.6	(6.1)	(5.7)%
Programs	56.7	46.7	10.0	21.4%
Property	53.6	58.0	(4.4)	(7.6)%
Healthcare	48.5	53.7	(5.2)	(9.7)%
Specialty and other*	35.6	27.8	7.8	28.1%
	$460.4	$466.8	$(6.4)	(1.4)%
________________________

*	Includes our environmental, primary construction, surety and trade credit lines of business.

Net premiums written decreased by $13.9 million, or 3.8%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily due to lower premiums written and higher ceded premiums. The increase in ceded premiums was due to higher premiums ceded in our healthcare line of business. We ceded 23.8% of gross premiums written for the three months ended September 30, 2015 compared to 21.9% for the three months ended September 30, 2014. The increase was primarily due to the increased cessions related to our healthcare line of business.

Net premiums earned increased by $55.5 million, or 20.0%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was due to the growth of our U.S. insurance operations in prior quarters and lower premiums ceded in our professional liability line of business discussed above.

Net losses and loss expenses. Net losses and loss expenses increased by $41.6 million, or 23.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$221.0	66.5%	$192.8	69.6%	$28.2	3.1 pts
Property catastrophe	2.8	0.8	4.0	1.4	(1.2)	0.6
Current period	223.8	67.3	196.8	71.0	27.0	3.7
Prior period	(1.5)	(0.5)	(16.1)	(5.8)	14.6	(5.3)
Net losses and loss expenses	$222.3	66.8%	$180.7	65.2%	$41.6	(1.6) pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was primarily due to growth of the business. The improvement in the current year non-catastrophe losses and loss expenses ratio was due to lower property-related losses in the current period compared to the prior period. This decrease resulted in a lower current year non-catastrophe losses and loss expenses ratio of 3.3 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2015, we incurred $2.8 million of property catastrophe losses related to explosions in the port of Tianjin, China. During the three months ended September 30, 2014, we incurred $4.0 million of property catastrophe loss and loss expenses related to Hurricane Odile.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $1.5 million during the three months ended September 30, 2015 compared to net favorable reserve development of $16.1 million for the three months ended September 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(4.5)	$(2.2)	$1.1	$6.5	$9.5	$1.9	$12.3
Professional liability	(6.4)	(1.9)	(3.7)	(3.4)	(2.8)	3.3	(14.9)
Property	(1.4)	0.2	0.2	0.5	(1.6)	2.0	(0.1)
Programs	0.4	(0.3)	(0.5)	(0.3)	(1.2)	0.1	(1.8)
Healthcare	0.3	—	—	(0.5)	2.2	—	2.0
Specialty and other	—	—	—	—	—	1.0	1.0
	$(11.6)	$(4.2)	$(2.9)	$2.8	$6.1	$8.3	$(1.5)

For the three months ended September 30, 2015, the net favorable prior year reserve development was primarily due to lower than expected loss emergence in our professional liability line of business partially offset by unfavorable prior year reserve development in our casualty line of business. The unfavorable development in the casualty line of business for the 2012 and 2013 loss years was due to increased frequency of reported claims.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$(4.4)	$(3.8)	$1.9	$(1.3)	$2.1	$—	$(5.5)
Professional liability	(8.3)	(14.9)	(2.6)	(1.2)	12.9	7.3	(6.8)
Property	0.3	—	(0.1)	0.3	(0.9)	(1.2)	(1.6)
Programs	(1.7)	(1.1)	(1.4)	(2.1)	1.1	0.1	(5.1)
Healthcare	(4.7)	(0.2)	(4.0)	1.9	4.2	7.7	4.9
Specialty and other	—	—	—	—	(0.7)	(1.3)	(2.0)
	$(18.8)	$(20.0)	$(6.2)	$(2.4)	$18.7	$12.6	$(16.1)

For the three months ended September 30, 2014, the net unfavorable prior year reserve development in our healthcare line of business for the 2011 through 2013 loss years was primarily due to higher than expected loss emergence in our medical malpractice line of business. The net unfavorable prior year reserve development in our professional liability line of business for the 2012 and 2013 loss years was primarily related to several large claims reported for those loss years.

Acquisition costs. Acquisition costs increased by $8.6 million, or 31.9%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily driven by the growth in net premiums earned and a reduction in ceding commission income due to the restructuring of some for our underlying reinsurance programs. The acquisition cost ratio was 10.7% for the three months ended September 30, 2015 compared to 9.7% for the three months ended September 30, 2014. The increase in the acquisition cost ratio was primarily related to the reduction in ceding commission income due to the reinsurance restructuring mentioned above.

General and administrative expenses. General and administrative expenses increased by $5.4 million, or 10.2%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to higher salary-related costs as we continue to grow our U.S. insurance operations, partially offset by lower stock-based compensation. The general and administrative expense ratio decreased to 17.5% for the three months ended September 30, 2015 from 19.1% for the same period in 2014 due to higher net premiums earned.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services operation. The increase in the net profit for this operation was primarily due to reduced costs required to manage the operation.

Comparison of Nine Months Ended September 30, 2015 and 2014

Premiums. Gross premiums written increased by $73.6 million, or 5.7%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in gross premiums written was primarily due to growth in our casualty and programs lines of business due to increased premiums on renewals and new business, and growth in our specialty line of business due to new business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare and our professional liability lines of business, which did not meet our underwriting requirements.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
U.S.	$1,080.5	$989.7	$90.8	9.2%
Bermuda	266.1	287.0	(20.9)	(7.3)%
Canada	12.0	8.3	3.7	44.6%
	$1,358.6	$1,285.0	$73.6	5.7%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Casualty	$470.5	$415.8	$54.7	13.2%
Professional liability	295.0	299.7	(4.7)	(1.6)%
Property	219.8	221.6	(1.8)	(0.8)%
Healthcare	138.8	160.5	(21.7)	(13.5)%
Programs	137.4	119.9	17.5	14.6%
Specialty and other	97.1	67.5	29.6	43.9%
	$1,358.6	$1,285.0	$73.6	5.7%

Net premiums written increased by $114.6 million, or 12.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net premiums written was primarily due to higher gross premiums written and lower premiums ceded. The reduction in premiums ceded was primarily due to lower cessions in our professional liability line of business. We ceded 24.9% of gross premiums written for the nine months ended September 30, 2015 compared to 29.5% for the same period in 2014.

Net premiums earned increased by $165.7 million, or 20.5%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was due to the continued growth of our U.S. insurance operations.

Net losses and loss expenses. Net losses and loss expenses increased by $134.9 million, or 25.9%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$668.7	68.6%	$543.4	67.2%	$125.3	(1.4) pts
Property catastrophe	2.8	0.3	4.0	0.5	(1.2)	0.2
Current period	671.5	68.9	547.4	67.7	124.1	(1.2)
Prior period	(16.0)	(1.6)	(26.8)	(3.3)	10.8	(1.7)
Net losses and loss expenses	$655.5	67.3%	$520.6	64.4%	$134.9	(2.9) pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses, and the related decrease in the losses and loss expenses ratio, was primarily due to growth, mix of the business and higher non-catastrophe property losses in the current period compared to the same period last year.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2015, we incurred $2.8 million of property catastrophe losses related to explosions in the port of Tianjin, China. During the nine months ended September 30, 2014, we incurred $4.0 million of property catastrophe loss and loss expenses related to Hurricane Odile.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $16.0 million during the nine months ended September 30, 2015 compared to net favorable reserve development of $26.8 million for the nine months ended September 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(16.2)	$(4.5)	$(6.0)	$12.7	$16.5	$2.2	$4.7
Professional liability	11.3	(17.8)	(12.8)	(8.3)	(4.1)	8.8	(22.9)
Property	(2.1)	0.2	(0.3)	(1.9)	(4.1)	2.1	(6.1)
Programs	(2.5)	(3.5)	(2.7)	(2.8)	(0.5)	(0.3)	(12.3)
Healthcare	(7.3)	(0.6)	4.2	14.1	6.9	—	17.3
Specialty and other	—	(0.1)	—	0.5	—	2.9	3.3
	$(16.8)	$(26.3)	$(17.6)	$14.3	$14.7	$15.7	$(16.0)

For the nine months ended September 30, 2015, the net favorable prior year reserve development primarily related to our professional liability and programs lines of business due to lower than expected loss emergence. The net unfavorable prior year reserve development for the casualty line of business for the 2012 and 2013 loss years was primarily due to higher than expected frequency of losses. The net unfavorable prior year reserve development for the healthcare line of business for the 2011 through 2013 loss years was primarily due to adverse development on several claims above our previous expectations. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on several large claims in the current period.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$11.0	$(7.4)	$(2.5)	$0.7	$0.2	$4.2	$6.2
Professional liability	(28.6)	(32.6)	(3.6)	0.1	15.2	7.3	(42.2)
Property	(0.4)	(0.6)	1.0	(3.3)	(2.4)	(3.2)	(8.9)
Programs	0.6	(4.4)	(1.1)	(4.1)	0.3	(1.2)	(9.9)
Healthcare	(11.6)	2.9	(7.7)	16.1	8.0	25.7	33.4
Specialty and other	—	—	(0.2)	(1.3)	(2.3)	(1.6)	(5.4)
	$(29.0)	$(42.1)	$(14.1)	$8.2	$19.0	$31.2	$(26.8)

For the nine months ended September 30, 2014, we recorded unfavorable prior year reserve development in our healthcare and casualty lines of business. The unfavorable prior year reserve development in our healthcare line of business for the 2011 through 2013 loss years was primarily due to higher than expected loss frequency and severity. The unfavorable prior year reserve development in our casualty line of business for the 2008 and prior loss years was primarily due to adverse development on reported claims. We also recorded net favorable development in our professional liability line of business that primarily related to our public D&O class of business due to favorable development on several claims in the 2006 and 2009 loss years partially offset by adverse development on reported claims in the 2012 and 2013 loss years.

Acquisition costs. Acquisition costs increased by $24.3 million, or 31.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was driven by the growth in net premiums earned, an increase in other acquisition-related costs and lower ceding commission income due to restructuring some of our underlying reinsurance programs. The acquisition cost ratio was 10.3% and 9.5% for the nine months ended September 30, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses increased by $16.6 million, or 10.4%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was due to higher salary-related costs as we continue to grow our U.S. insurance operations. The general and administrative expense ratio decreased to 18.0% for the nine months ended September 30, 2015 from 19.7% for the same period in 2014.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services operation. The increase in the net profit for this operation was primarily due to the results of this operation being included in the Company's results since the beginning of the current year, whereas the results were included in the Company's results starting in the second quarter last year, and reduced costs required to manage the operation.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)
Revenues
Gross premiums written	$132.7	$64.1	$328.2	$196.1
Net premiums written	104.1	44.8	216.2	126.6
Net premiums earned	110.3	41.6	263.0	114.6
Expenses
Net losses and loss expenses	$70.9	$28.1	$157.2	$35.2
Acquisition costs	22.7	5.3	54.1	12.6
General and administrative expenses	29.3	16.8	78.1	48.9
Underwriting (loss) income	(12.6)	(8.6)	(26.4)	17.9
Other insurance-related income	—	—	—	—
Other insurance-related expenses	0.6	5.3	2.2	5.3
Segment (loss) income	$(13.2)	$(13.9)	$(28.6)	$12.6
Ratios
Loss and loss expense ratio	64.3%	67.7%	59.8%	30.7%
Acquisition cost ratio	20.6%	12.8%	20.6%	11.0%
General and administrative expense ratio	26.6%	40.4%	29.7%	42.6%
Expense ratio	47.2%	53.2%	50.3%	53.6%
Combined ratio	111.5%	120.9%	110.1%	84.3%

Comparison of Three Months Ended September 30, 2015 and 2014

Premiums. Gross premiums written increased by $68.6 million, or 107.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to gross premiums written of $62.2 million from the acquired Asian operations.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Asia Pacific	$74.2	$8.9	$65.3	733.7%
Europe	58.1	51.2	6.9	13.5%
Bermuda	0.4	4.0	(3.6)	(90.0)%
	$132.7	$64.1	$68.6	107.0%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Casualty	$36.1	$11.4	$24.7	216.7%
Specialty and other*	36.0	17.9	18.1	101.1%
Professional liability	35.9	29.8	6.1	20.5%
Property	24.7	5.0	19.7	394.0%
	$132.7	$64.1	$68.6	107.0%
________________________

*	Includes our accident and health, trade credit, aviation, marine and onshore construction lines of business.

Net premiums written increased by $59.3 million, or 132.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in net premiums written was primarily due to the increase in gross premiums written from the acquired Asian operations, partially offset by higher ceded premiums written related to our property catastrophe reinsurance coverage. We ceded 21.6% of gross premiums written for the three months ended September 30, 2015 compared to 30.1% for the three months ended September 30, 2014. The decrease in the ceded premium ratio was due to lower cession percentages on several reinsurance treaties, with improved reinsurance terms, that were renewed in the current year.

Net premiums earned increased by $68.7 million, or 165.1%, due to higher net premiums earned from the acquired Asian operations.

Net losses and loss expenses. Net losses and loss expenses increased by $42.8 million, or 152.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$73.0	66.2%	$29.7	71.4%	$43.3	5.2 pts
Property catastrophe	0.3	0.2	11.0	26.5	(10.7)	26.3
Current period	73.3	66.4	40.7	97.9	32.6	31.5
Prior period	(2.4)	(2.1)	(12.6)	(30.2)	10.2	(28.1)
Net losses and loss expenses	$70.9	64.3%	$28.1	67.7%	$42.8	3.4 pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses was due to higher incurred losses from the acquired Asian operations. The improvement in the current year non-catastrophe losses and loss expenses ratio was due to a reduction in IBNR loss reserves due to lower than expected casualty losses related to the acquired Asian operations in the current period compared to higher than expected losses related to our trade credit line of business in the prior period. These changes resulted in an improvement in the current year non-catastrophe losses and loss expenses ratio of 5.0 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2015, we incurred $0.3 million of property catastrophe losses related to explosions in the port of Tianjin, China. We incurred $11.0 million of property catastrophe losses and loss expenses related to Hurricane Odile during the three months ended September 30, 2014.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $2.4 million during the three months ended September 30, 2015 compared to net favorable reserve development of $12.6 million for the three months ended September 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(1.2)	$(1.0)	$0.2	$(0.4)	$2.8	$0.5	$0.9
Professional liability	(1.1)	(1.0)	(1.1)	(1.0)	(1.0)	(0.3)	(5.5)
Property	0.4	(0.5)	(0.1)	0.5	(0.1)	(1.4)	(1.2)
Specialty and other	(0.1)	—	(0.1)	0.3	4.0	(0.7)	3.4
	$(2.0)	$(2.5)	$(1.1)	$(0.6)	$5.7	$(1.9)	$(2.4)

For the three months ended September 30, 2015, we recorded favorable prior year reserve development in our professional liability and property lines of business due to lower than expected loss emergence. The unfavorable prior year reserve development for the specialty and other line of business in the 2013 loss year primarily related to the trade credit line of business due to higher frequency of reported claims above our expectations.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$(0.8)	$(1.2)	$(0.3)	$(0.5)	$(0.1)	$—	$(2.9)
Professional liability	(1.6)	(1.2)	(4.0)	(1.4)	(1.4)	1.2	(8.4)
Property	—	(0.1)	(0.5)	(0.8)	0.1	—	(1.3)
Specialty and other	—	—	—	—	(1.9)	1.9	—
	$(2.4)	$(2.5)	$(4.8)	$(2.7)	$(3.3)	$3.1	$(12.6)

For the three months ended September 30, 2014, we recorded favorable loss reserve development in each of our lines of business due to lower than expected loss emergence.

Acquisition costs. Acquisition costs increased by $17.4 million, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in acquisition costs was due to higher acquisition costs from the acquired Asian operations. The acquisition cost ratio was 20.6% for the three months ended September 30, 2015 compared to 12.8% for the three months ended September 30, 2014. The increase in the acquisition cost ratio was due to higher commissions charged for business written by the acquired Asian operations and the additional amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations.

General and administrative expenses. General and administrative expenses increased by $12.5 million, or 74.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to higher general and administrative expenses from the acquired Asian operations partially offset by lower stock-based compensation expense. The general and administrative expense ratio was 26.6% and 40.4% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the general and administrative expense ratio was due to growth in net premiums earned from the acquired Asian operations.

Other insurance-related income and expense. The other insurance-related expenses incurred represent the transaction-related costs for our acquisitions of the Hong Kong and Singapore operations of RSA.

Comparison of Nine Months Ended September 30, 2015 and 2014

Premiums. Gross premiums written increased by $132.1 million, or 67.4%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to gross premiums written of $117.8 million from the acquired Asian operations.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Europe	$179.4	$162.1	$17.3	10.7%
Asia Pacific	147.3	21.9	125.4	572.6%
Bermuda	1.5	12.1	(10.6)	(87.6)%
	$328.2	$196.1	$132.1	67.4%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Professional liability	$98.9	$91.0	$7.9	8.7%
Specialty and other	95.0	45.7	49.3	107.9%
Casualty	75.3	29.3	46.0	157.0%
Property	59.0	30.1	28.9	96.0%
	$328.2	$196.1	$132.1	67.4%

Net premiums written increased by $89.6 million, or 70.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net premiums written was primarily due to the higher gross premiums written from the acquired Asian operations. We ceded 34.1% of gross premiums written for the nine months ended September 30, 2015 compared to 35.4% for the nine months ended September 30, 2014.

Net premiums earned increased by $148.5 million, or 129.6%, primarily due to higher net premiums earned from the acquired Asian operations and the growth of our historical operations.

Net losses and loss expenses. Net losses and loss expenses increased by $122.0 million, or 346.6%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$172.7	65.7%	$73.6	64.3%	$99.1	(1.4) pts
Property catastrophe	4.3	1.6	11.0	9.6	(6.7)	8.0
Current period	177.0	67.3	84.6	73.9	92.4	6.6
Prior period	(19.8)	(7.5)	(49.4)	(43.2)	29.6	(35.7)
Net losses and loss expenses	$157.2	59.8%	$35.2	30.7%	$122.0	(29.1) pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses, and the related decrease in the losses and loss expense ratio, was primarily due to higher incurred losses in the current year from the acquired Asian operations and higher reported aviation, trade credit and large property losses partially offset by a reduction in IBNR loss reserves due to lower than expected casualty losses related to the acquired Asian operations.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2015, we incurred $4.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia and $0.3 million related to explosions in the port of Tianjin, China. We incurred $11.0 million of property catastrophe losses and loss expenses related to Hurricane Odile during the nine months ended September 30, 2014.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $19.8 million during the nine months ended September 30, 2015 compared to net favorable reserve development of $49.4 million for the nine months ended September 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(7.7)	$(3.6)	$0.3	$1.7	$2.3	$(0.6)	$(7.6)
Professional liability	(0.8)	(5.8)	(2.0)	3.3	(1.5)	0.1	(6.7)
Property	(1.3)	(0.3)	(0.5)	0.3	(4.4)	(5.2)	(11.4)
Specialty and other	(0.2)	(0.1)	(0.3)	(0.1)	5.0	1.6	5.9
	$(10.0)	$(9.8)	$(2.5)	$5.2	$1.4	$(4.1)	$(19.8)

For the nine months ended September 30, 2015, the favorable prior year reserve development in our property, professional liability and casualty lines of business was due to lower than expected loss emergence. The unfavorable prior year reserve development for the specialty and other line of business in the 2013 loss year primarily related to the trade credit line of business due to higher frequency of reported claims above our expectations.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$(11.0)	$(6.5)	$(3.5)	$1.5	$(0.2)	$—	$(19.7)
Professional liability	(5.7)	(2.9)	(7.6)	(2.7)	2.5	1.2	(15.2)
Property	(1.3)	(0.3)	(1.0)	(3.4)	(3.4)	(5.0)	(14.4)
Specialty and other	—	—	(0.1)	(1.0)	(2.2)	3.2	(0.1)
	$(18.0)	$(9.7)	$(12.2)	$(5.6)	$(3.3)	$(0.6)	$(49.4)

For the nine months ended September 30, 2014, the net favorable reserve development was a result of actual loss emergence being lower than anticipated for each of our lines of business.

Acquisition costs. Acquisition costs increased by $41.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in acquisition costs was due to higher acquisition costs from the acquired Asian operations. The acquisition cost ratio was 20.6% for the nine months ended September 30, 2015 compared to 11.0% for the nine months ended September 30, 2014.

General and administrative expenses. General and administrative expenses increased by $29.2 million, or 59.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in general and administrative expenses was due to the acquired Asian operations partially offset by lower stock-based compensation expense.

The general and administrative expense ratio was 29.7% and 42.6% for the nine months ended September 30, 2015 and 2014, respectively.

Other insurance-related income and expense. The other insurance-related expenses incurred for the current period represent the transaction-related costs incurred for our acquisition of RSA's Hong Kong and Singapore operations.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)
Revenues
Gross premiums written	$161.0	$177.0	$773.8	$888.6
Net premiums written	152.1	159.2	747.1	862.4
Net premiums earned	207.6	223.0	628.4	686.2
Expenses
Net losses and loss expenses	$123.7	$127.3	$360.9	$370.4
Acquisition costs	41.8	40.1	124.5	125.3
General and administrative expenses	18.2	18.6	57.5	56.9
Underwriting income	23.9	37.0	85.5	133.6
Other insurance-related income	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment income	$23.9	$37.0	$85.5	$133.6
Ratios
Loss and loss expense ratio	59.6%	57.1%	57.4%	54.0%
Acquisition cost ratio	20.1%	18.0%	19.8%	18.3%
General and administrative expense ratio	8.7%	8.3%	9.1%	8.3%
Expense ratio	28.8%	26.3%	28.9%	26.6%
Combined ratio	88.4%	83.4%	86.3%	80.6%
Comparison of Three Months Ended September 30, 2015 and 2014

Premiums. Gross premiums written decreased by $16.0 million, or 9.0%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to the non-renewal of a property reinsurance treaty that had a fronting component and lower premiums on a large casualty reinsurance treaty that we renewed in the current period. The decrease in the property reinsurance line of business was partially offset by reinstatement premiums recorded in the current period primarily related to losses incurred from explosions in the port of Tianjin, China.

The table below illustrates our gross premiums written by underwriter location for our Reinsurance operations.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
United States	$101.1	$101.8	$(0.7)	(0.7)%
Asia	31.8	36.2	(4.4)	(12.2)%
Bermuda	15.2	25.3	(10.1)	(39.9)%
Europe	12.9	13.7	(0.8)	(5.8)%
	$161.0	$177.0	$(16.0)	(9.0)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Casualty	$84.4	$86.7	$(2.3)	(2.7)%
Property	70.9	$83.1	(12.2)	(14.7)%
Specialty	5.7	7.2	(1.5)	(20.8)%
	$161.0	$177.0	$(16.0)	(9.0)%

Net premiums written decreased by $7.1 million, or 4.5%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was due to the decrease in gross premiums written partially offset by lower premiums ceded. The decrease in premiums ceded was due to the non-renewal of a property reinsurance treaty that had a fronting component partially offset by increased ceded premiums related to our outward property catastrophe reinsurance coverage in the current year.

Net premiums earned decreased by $15.4 million, or 6.9%, as a result of the decrease in net premiums written during the previous quarters, as well as the increase in ceded earned premium related to the higher cost of our current year outward property catastrophe reinsurance coverage.

Net losses and loss expenses. Net losses and loss expenses decreased by $3.6 million, or 2.8%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$95.9	46.2%	$130.7	58.7%	$(34.8)	12.5 pts
Property catastrophe	32.5	15.7	14.8	6.6	17.7	(9.1)
Current period	128.4	61.9	145.5	65.3	(17.1)	3.4
Prior period	(4.7)	(2.3)	(18.2)	(8.2)	13.5	(5.9)
Net losses and loss expenses	$123.7	59.6%	$127.3	57.1%	$(3.6)	(2.5) pts

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses, and the related improvement in the losses and loss expense ratio, was primarily due to lower incurred large property losses during the three months ended September 30, 2015 compared to the same period in 2014, as well as a reduction in IBNR loss reserves due to lower than expected property losses.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2015, we incurred property catastrophe losses and loss expenses of $32.5 million related to explosions in the port of Tianjin, China. During the three months ended September 30, 2014 we incurred property catastrophe losses and loss expenses of $8.0 million related to Windstorm Ela, $3.5 million related to Hurricane Odile and $3.3 million related to PCS designated storm 45 in the Midwestern U.S..

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $4.7 million during the three months ended September 30, 2015 compared to net favorable reserve development of $18.2 million for the three months ended September 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(0.6)	$0.3	$(0.8)	$(0.7)	$(1.0)	$(0.5)	$(3.3)
Casualty	(4.5)	(1.4)	0.8	1.8	0.1	1.1	(2.1)
Specialty	(0.4)	(0.1)	(0.2)	0.9	—	0.5	0.7
	$(5.5)	$(1.2)	$(0.2)	$2.0	$(0.9)	$1.1	$(4.7)

For the three months ended September 30, 2015, the net favorable prior year reserve development in the property reinsurance line of business was due to lower than expected reported loss activity. The net unfavorable prior year reserve development in the casualty reinsurance line of business for the 2011 to 2014 loss years was due to higher than expected reported loss activity in our facultative reinsurance line of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.8	$—	$0.6	$0.6	$1.1	$(14.8)	$(11.7)
Casualty	(2.0)	(0.8)	(0.6)	(3.1)	(0.1)	(0.1)	(6.7)
Specialty	(0.1)	(0.1)	(0.6)	(0.6)	0.9	0.7	0.2
	$(1.3)	$(0.9)	$(0.6)	$(3.1)	$1.9	$(14.2)	$(18.2)

For the three months ended September 30, 2014, the net favorable reserve development in the property line of business for the 2013 loss year was due to lower than expected reported loss activity.

Acquisition costs. Acquisition costs increased by $1.7 million, or 4.2%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was due to higher ceding commissions paid to cedents in certain lines of business. The acquisition cost ratio was 20.1% for the three months ended September 30, 2015 compared to 18.0% for the three months ended September 30, 2014. The increase in the acquisition cost ratio was due to higher ceding commissions paid to cedents in certain lines of business.

General and administrative expenses. General and administrative expenses decreased by $0.4 million, or 2.2%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease in general and administrative expenses was primarily due to lower stock-based compensation expense. The general and administrative expense ratios for the three months ended September 30, 2015 and 2014 were 8.7% and 8.3%, respectively.

Comparison of Nine Months Ended September 30, 2015 and 2014

Premiums. Gross premiums written decreased by $114.8 million, or 12.9%, for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to lower premiums written across each line of business. The decrease was due to non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written for each line of business and higher reinstatement premiums in our property reinsurance line of business.

The table below illustrates our gross premiums written by underwriter location for our Reinsurance operations.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
United States	$425.6	$458.0	$(32.4)	(7.1)%
Bermuda	181.4	225.9	(44.5)	(19.7)%
Asia	92.1	120.9	(28.8)	(23.8)%
Europe	74.7	83.8	(9.1)	(10.9)%
	$773.8	$888.6	$(114.8)	(12.9)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Property	$414.8	$453.4	$(38.6)	(8.5)%
Casualty	181.5	236.2	(54.7)	(23.2)%
Specialty	177.5	199.0	(21.5)	(10.8)%
	$773.8	$888.6	$(114.8)	(12.9)%

Net premiums written decreased by $115.3 million, or 13.4%, primarily due to the decrease in gross premiums written.

Net premiums earned decreased by $57.8 million, or 8.4%, as a result of the decrease in net premiums written during the previous quarters, as well as the increase in ceded earned premium related to the higher cost of our current year outward property catastrophe reinsurance coverage.

Net losses and loss expenses. Net losses and loss expenses decreased by $9.5 million, or 2.6%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$365.7	58.2%	$407.1	59.3%	$(41.4)	1.1 pts
Property catastrophe	53.5	8.5	28.0	4.1	25.5	(4.4)
Current period	419.2	66.7	435.1	63.4	(15.9)	(3.3)
Prior period	(58.3)	(9.3)	(64.7)	(9.4)	6.4	(0.1)
Net losses and loss expenses	$360.9	57.4%	$370.4	54.0%	$(9.5)	(3.4) pts

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses, and related improvement in the losses and loss expense ratio, was primarily due to lower incurred large property losses during the nine months ended September 30, 2015 compared to the same period in 2014, as well as a reduction in IBNR loss reserves due to lower than expected property losses.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2015, we incurred property catastrophe losses and loss expenses of $32.5 million related to explosions in the port of Tianjin, China and $21.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. During the nine months ended September 30, 2014, we incurred property catastrophe losses and loss expenses of $12.5 million related to PCS designated storm 45 in the Midwestern U.S., $12.0 million related to Windstorm Ela and $3.5 million related to Hurricane Odile.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $58.3 million during the nine months ended September 30, 2015 compared to net favorable reserve development of $64.7 million for the nine months ended September 30, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(2.1)	$1.9	$3.2	$(8.3)	$7.9	$(45.0)	$(42.4)
Casualty	(17.3)	(14.3)	1.3	6.6	4.8	2.5	(16.4)
Specialty	(0.7)	(0.1)	(0.5)	1.2	(1.8)	2.4	0.5
	$(20.1)	$(12.5)	$4.0	$(0.5)	$10.9	$(40.1)	$(58.3)

For the nine months ended September 30, 2015, the net favorable reserve development in the 2014 loss year was primarily due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity. We also experienced net favorable development in the 2010 and 2009 and prior loss years in our casualty reinsurance line of business, as a result of actual loss emergence being lower than anticipated. The net favorable prior year reserve development for the casualty reinsurance line of business was partially offset by unfavorable prior year reserve development from the 2011 through 2014 loss years due to higher than expected frequency of losses.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2014
	2008 and Prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.7	$0.3	$1.6	$(5.2)	$(3.2)	$(44.4)	$(50.2)
Casualty	(7.8)	(1.8)	0.4	(2.0)	(0.3)	1.3	(10.2)
Specialty	(1.1)	0.2	(0.3)	(1.0)	5.7	(7.8)	(4.3)
	$(8.2)	$(1.3)	$1.7	$(8.2)	$2.2	$(50.9)	$(64.7)

For the nine months ended September 30, 2014, the net favorable reserve development in the property line of business for the 2013 loss year was due to lower than expected reported loss activity.

Acquisition costs. Acquisition costs decreased by $0.8 million, or 0.6%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was due to the decrease in net premiums earned. The acquisition cost ratio was 19.8% for the nine months ended September 30, 2015 compared to 18.3% for the nine months ended September 30, 2014. The increase in the acquisition cost ratio was due to higher ceding commission paid to cedents.

General and administrative expenses. General and administrative expenses increased by $0.6 million, or 1.1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The general and administrative expense ratios for the nine months ended September 30, 2015 and 2014 were 9.1% and 8.3%, respectively.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
	($ in millions)
Case reserves	$889.7	$937.7	$396.9	$117.8	$420.8	$458.6	$1,707.4	$1,514.1
IBNR	3,033.5	2,868.9	543.7	450.4	1,152.0	1,047.8	4,729.2	4,367.1
Reserve for losses and loss expenses	3,923.2	3,806.6	940.6	568.2	1,572.8	1,506.4	6,436.6	5,881.2
Reinsurance recoverables	(1,190.6)	(1,156.4)	(250.2)	(173.2)	(9.0)	(10.7)	(1,449.8)	(1,340.3)
Net reserve for losses and loss expenses	$2,732.6	$2,650.2	$690.4	$395.0	$1,563.8	$1,495.7	$4,986.8	$4,540.9

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2015:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$3,923.2	$3,077.5	$4,403.7
Global Markets Insurance	940.6	737.2	1,066.4
Reinsurance	1,572.8	1,251.8	1,793.0
Consolidated (1)	6,436.6	5,176.3	7,153.5

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,732.6	$2,154.7	$3,113.6
Global Markets Insurance	690.4	545.1	790.0
Reinsurance	1,563.8	1,247.1	1,783.8
Consolidated (1)	4,986.8	4,040.3	5,594.1
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	($ in millions)
Ceded case reserves	$281.4	$232.6
Ceded IBNR reserves	1,168.4	1,107.7
Reinsurance recoverable	$1,449.8	$1,340.3

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of September 30, 2015 were recoverable from reinsurers who had an A.M. Best rating of “A-” or higher.

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

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, liquidate a portion of our investment portfolio or borrow under our revolving loan facility (see “Credit Facilities” below) in order to meet our short-term liquidity needs.

Our total investments and cash and cash equivalents totaled $8.9 billion as of September 30, 2015, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of September 30, 2015, we held $603.8 million of unrestricted cash and cash equivalents and $383.0 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and “other invested assets” are available to meet our long-term liquidity needs.

As of September 30, 2015, we had $150 million available under our revolving loan facility.

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

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	($ in millions)
Cash flows provided by operating activities	$591.4	$669.7
Cash flows used in investing activities	(268.7)	(154.1)
Cash flows used in financing activities	(300.2)	(213.6)
Effect of exchange rate changes on foreign currency cash	(8.1)	(2.6)
Net increase in cash and cash equivalents	14.5	299.4
Cash and cash equivalents, beginning of period	589.3	531.9
Cash and cash equivalents, end of period	$603.8	$831.3

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

Cash flows used in or provided by investing activities consist primarily of proceeds on the sale of investments and payments for investments or businesses acquired in addition to changes in restricted cash. The increase in cash flows used in investing activities was primarily due to the net cash paid for the RSA and LAU acquisitions of $141.5 million during the current year.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our common shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities was due to the $80.2 million increase in share repurchases for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This was primarily driven by the repurchase of 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164.4 million, on May 6, 2015.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2015 and December 31, 2014, 88.2% and 88.5%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	($ in millions)
Due in one year or less	$383.0	$250.4
Due after one year through five years	3,112.2	3,167.8
Due after five years through ten years	703.5	637.2
Due after ten years	366.0	79.3
Mortgage-backed	1,302.7	1,263.5
Asset-backed	679.7	670.8
Total	$6,547.1	$6,069.0

We have investments in “other invested assets”, comprising interests in hedge funds, private equity funds, other private securities and high yield loan funds, the carrying value of which was $969.4 million as of September 30, 2015. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 5(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of September 30, 2015.

As of September 30, 2015, we had combined unused letters of credit capacity of $670.9 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the nine months ended September 30, 2015, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

In September 2014, Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the purchase of three floors in an office building in Zug, Switzerland. See “Long-Term Debt” below for additional information regarding the 20-year mortgage commitment. In conjunction with the mortgage commitment, Allied World Assurance Company, AG entered into a three-year credit facility with a Swiss bank that provided us $5.2 million (CHF 5.0 million) for general corporate purposes; however, we used the proceeds from the credit facility to fund the purchase of three floors of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

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

As of September 30, 2015 and December 31, 2014, $2,975.1 million and $3,585.8 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of September 30, 2015 and December 31, 2014, a further $570.4 million and $571.8 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of September 30, 2015 have not changed since December 31, 2014. See Item 1. “Business” in our 2014 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	($ in millions)
Senior notes	$799.0	$798.8
Other long-term debt	23.3	19.2
Shareholders’ equity	3,555.4	3,778.3
Total capitalization	$4,377.7	$4,596.3
Debt to total capitalization	18.8%	17.8%

On June 18, 2015, we filed a shelf registration statement on Form S-3 with the SEC in which we may offer from time to time common shares of Allied World Switzerland, senior or subordinated debt securities of Allied World Bermuda, guarantees of debt securities of Allied World Bermuda, warrants to purchase common shares of Allied World Switzerland, warrants to purchase debt securities of Allied World Bermuda or units which may consist of any combination of the securities listed above. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

Share Repurchases

On May 1, 2014, our shareholders approved a share repurchase program (the “2014 share repurchase program”) in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this new share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of September 30, 2015, approximately $173.0 million remained under this share repurchase authorization.

During the three months and nine months ended September 30, 2015, our share repurchases were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	($ in millions)
Common shares repurchased	—	6,047,437
Total cost of shares repurchased	$—	$245.3
Average price per share	$—	$40.56

No common shares were repurchased during the three months ended September 30, 2015.

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
As of September 30, 2015, we did not have any off-balance sheet arrangements.

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
In the table below, changes in fair values as a result of changes in interest rates are determined by calculating hypothetical September 30, 2015 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$7,606.8	$7,463.6	$7,388.1	$7,310.7	$7,233.7	$7,157.7	$7,009.5
Fair value change from base	296.1	152.9	77.4	—	(77.0)	(153.0)	(301.2)
Change in unrealized appreciation/(depreciation)	4.1%	2.1%	1.1%	—%	(1.1)%	(2.1)%	(4.1)%
In the table below, changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical September 30, 2015 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$5,584.3	$5,452.8	$5,387.0	$5,321.2	$5,255.5	$5,189.7	$5,058.2
Fair value change from base	263.1	131.6	65.8	—	(65.7)	(131.5)	(263.0)
Change in unrealized appreciation/(depreciation)	4.9%	2.5%	1.2%	—%	(1.2)%	(2.5)%	(4.9)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of September 30, 2015.

	Fair Value September 30, 2015	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$763.7	AAA	8.5%
U.S. government securities	1,225.7	AA+	13.7%
U.S. government agencies	62.0	AA+	0.7%
Non-U.S. government and government agencies	427.1	AA	4.8%
State, municipalities and political subdivisions	422.0	AA-	4.7%
Mortgage-backed securities (“MBS”):
Agency MBS	633.9	AA	7.1%
Non-agency MBS	92.4	CCC+	1.0%
Commercial MBS	576.4	BBB	6.4%
Total mortgage-backed securities	1,302.7		14.5%
Corporate securities:
Financials	1,052.6	A	11.8%
Industrials	1,257.0	BBB	14.1%
Utilities	118.2	BBB	1.3%
Total corporate securities	2,427.8		27.2%
Asset-backed securities:
Credit cards	62.9	AAA	0.7%
Auto receivables	36.8	AAA	0.4%
Student Loans	167.7	AAA	1.9%
Collateralized loan obligations	347.1	AA	3.9%
Other	65.2	AA	0.7%
Total asset-backed securities	679.7		7.6%
Other invested assets:
Private equity	422.2	N/A	4.7%
Hedge funds	394.7	N/A	4.4%
Other private securities	124.3	N/A	1.4%
High yield loan fund	28.2	N/A	0.3%
Total other invested assets	969.4		10.8%
Equities	663.4	N/A	7.5%
Total investment portfolio	$8,943.5		100.0%
As of September 30, 2015, we held $6.5 billion of fixed income securities. Of those assets, approximately 88.2% were rated investment grade (Baa3/BBB- or higher) with the remaining 11.8% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was “A+” by Standard & Poor’s.
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
As of September 30, 2015, we held investments in “other invested assets” with a carrying value of $969.4 million. Included in other invested assets are private equity funds, hedge funds, other private securities and a high yield loan fund.

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
As of September 30, 2015, our direct exposure to European credit across all of Europe was $610.6 million as outlined in the table below and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of September 30, 2015, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal, Spain or Ukraine. We have exposure to municipal and corporate bonds issued by, or domiciled in, the Commonwealth of Puerto Rico of $61.0 million.

	September 30, 2015
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Austria	$—	$—	$0.8	$0.8
Belgium	—	—	18.1	18.1
Denmark	—	—	3.7	3.7
Finland	—	—	3.9	3.9
France	20.1	—	80.9	101.0
Germany	26.9	—	21.7	48.6
Greece	—	—	2.9	2.9
Hungary	—	—	0.6	0.6
Ireland	—	—	12.3	12.3
Italy	—	—	6.6	6.6
Luxembourg	—	3.1	17.7	20.8
Netherlands	—	—	74.3	74.3
Norway	—	—	13.4	13.4
Portugal	—	—	1.5	1.5
Russia	—	—	0.3	0.3
Spain	—	—	7.7	7.7
Sweden	—	—	20.2	20.2
Switzerland	2.1	—	76.1	78.2
United Kingdom	45.1	5.4	145.2	195.7
Total exposure	$94.2	$8.5	$507.9	$610.6
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
As of September 30, 2015 and December 31, 2014, approximately 7.2% and 3.7%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the nine months ended September 30, 2015 and 2014, approximately 17% and 14%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2015, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2015	—	$—	—	$173.0	million
August 1 - 31, 2015	—	—	—	173.0	million
September 1 - 30, 2015	—	—	—	173.0	million
Total	—	$—	—	$173.0	million	(1)
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

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.

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
Dated: October 21, 2015

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: October 21, 2015

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: October 21, 2015

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

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.

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