Form 10-K
period 2015-12-31
Allied World Assurance Co Holdings, AG
filed 2016-02-22
CIK 1163348

Table of Contents

_________________________________________________________________________
_________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐        No  ☑
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.9 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.
As of February 15, 2016, 90,474,045 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on April 19, 2016 is incorporated in Part III of this Form 10-K.

PART I
References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References to the terms “Allied World Switzerland” or “Holdings” means only Allied World Assurance Company Holdings, AG. References to our “insurance subsidiaries” may include our reinsurance subsidiaries. References to “$” are to the lawful currency of the United States and to “CHF” are to the lawful currency of Switzerland. References to Holdings’ “common shares” means its registered voting shares. For your convenience, we have included a glossary of selected insurance and reinsurance terms beginning on page 32.

Item 1.	Business

Overview

We are a Swiss-based holding company headquartered in Switzerland, whose subsidiaries provide innovative property, casualty and specialty insurance and reinsurance solutions to clients worldwide. We were formed in Bermuda in 2001 and have continued to maintain significant insurance and reinsurance operations there following our redomestication to Switzerland in 2010.

As of December 31, 2015, we had $13.5 billion of total assets and $3.5 billion of shareholders’ equity. For the year ended December 31, 2015, our North American Insurance segment accounted for 58.7%, our Global Markets Insurance segment accounted for 15.4% and our Reinsurance segment accounted for 25.9% of our total gross premiums written of $3,093.0 million. As of December 31, 2015, we had a total of 1,433 full-time employees. We believe that our employee relations are good.

Available Information

We make available, free of charge through our website (www.awac.com), our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available, free of charge through our website, our Audit Committee Charter, Enterprise Risk Committee Charter, Nominating & Corporate Governance Committee Charter, Compensation Committee Charter, Investment Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Chief Executive Officer and Senior Financial Officers. Except for documents specifically incorporated by reference into this Form 10-K, information contained on our website or that can be accessed through our website, is not incorporated by reference in this Form 10-K. Printed documents are also available for any shareholder who sends a request to Allied World Assurance Company Holdings, AG, Gubelstrasse 24, Park Tower, 15th Floor, 6300 Zug, Switzerland, attention: Theodore Neos, Corporate Secretary, or via e-mail to secretary@awac.com. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

•
Exercise underwriting and risk management discipline.  We believe that we exercise underwriting and risk management discipline by: (i) maintaining a diverse spread of risk across product lines and geographic regions,

(ii) managing our aggregate property catastrophe exposure through the application of sophisticated modeling tools, (iii) monitoring our exposures on non-property catastrophe coverages, (iv) adhering to underwriting guidelines across our business lines and (v) fostering a culture that focuses on enterprise risk management and strong internal controls.

•
Employ a diversified investment strategy.  We believe that we follow a diversified investment strategy designed to emphasize the preservation of capital, provide adequate liquidity for the prompt payment of claims and generate returns for our shareholders. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

Competition

Competition in the insurance and reinsurance industry is substantial. Our competitors include other stock companies, mutual companies and other underwriting organizations, including major U.S. and non-U.S. companies, some of which have longer operating histories, more capital and/or more favorable ratings than we do, as well as greater marketing, management and business resources. In addition, risk-linked securities, derivatives, captive companies and other alternative risk transfer vehicles, many of which are offered by entities other than insurance and reinsurance companies, also compete with us. The availability of these non-traditional products could reduce the demand for both traditional insurance and reinsurance products.

Market participants compete on the basis of many factors, including premium rates, policy terms and conditions, quality of service, claims handling service and expertise, and reputation and experience in the risks underwritten.  Our ability to continue to compete is dependent on a number of variables, particularly our ability to maintain appropriate financial strength ratings assigned by independent ratings agencies. For more information concerning our financial strength ratings, see “— Financial Strength Ratings”.

Our Operating Segments

We have three business segments: North American Insurance, Global Markets Insurance and Reinsurance. These segments and their respective lines of business and products may, at times, be subject to different underwriting cycles. We modify our product strategy as market conditions change and new opportunities emerge by developing new products, targeting new industry classes or de-emphasizing existing lines. Our diverse underwriting skills and flexibility allow us to concentrate on the business lines where we expect to generate the greatest returns. Each of our segments utilizes significant gross limit capacity.

Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements included in this report.

The gross premiums written in each segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in millions)
North American Insurance	$1,815.3	58.7%	$1,716.3	58.4%	$1,572.4	57.4%
Global Markets Insurance	476.3	15.4%	280.5	9.6%	232.6	8.5%
Reinsurance	801.4	25.9%	938.6	32.0%	933.8	34.1%
Total	$3,093.0	100.0%	$2,935.4	100.0%	$2,738.8	100.0%

North American Insurance Segment

General

The North American Insurance segment is comprised of our direct insurance operations in the United States, Bermuda and Canada. This segment includes the direct insurance operations of:

•	Allied World Assurance Company, Ltd, a registered Class 4 Bermuda insurance and reinsurance company that writes business from its office in Bermuda; and

•
Allied World Insurance Company, Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Specialty Insurance Company and Allied World Surplus Lines Insurance Company, which are authorized or eligible to write insurance on both a surplus lines and admitted basis throughout the United States.

Within this segment, we provide a diverse range of specialty liability products, with a particular emphasis on coverages for casualty and professional liability risks. Additionally, we offer a selection of direct general property and healthcare insurance products. Our Bermuda operations underwrite primarily larger, Fortune 1000 casualty and property risks for clients domiciled in North America, while our operations in the United States and Canada generally write small- and middle-market, non-Fortune 1000 accounts domiciled in North America, including public entities, private companies and non-profit organizations. Our underwriters are spread among our 12 offices in the United States, Bermuda and Canada because we believe it is important to be present in the markets where we compete for business. We believe that over the years we have become a significant writer of casualty, professional liability and other specialty liability coverages, and we intend to continue to seek attractive opportunities in the North American market.

The table below illustrates the breakdown of the company’s North American direct insurance gross premiums written by line of business for the year ended December 31, 2015.

	Year Ended December 31, 2015
	Amount	% of Total
	($ in millions)
Casualty	$601.0	33.0%
Professional liability	424.9	23.4%
Property	286.3	15.8%
Programs	191.6	10.6%
Healthcare	171.7	9.5%
Specialty and other(1)	139.8	7.7%
	$1,815.3	100.0%
________________________
(1) Includes our environmental, primary construction, surety, trade credit and product recall lines of business.

Products and Customer Base

Our operations focus on insuring specialty liability risks, such as professional liability, environmental liability, product liability, healthcare liability and commercial general liability risks. We regularly assess our product mix, and we evaluate new products and markets where we believe our underwriting and service will allow us to differentiate our offerings. We offer professional liability products, including policies covering directors and officers, employment practices, fiduciary liability insurance, and mergers and acquisitions. We also offer errors and omissions liability policies designed for a variety of service providers, including law firms, technology companies, insurance companies, insurance agents and brokers, and municipalities. In addition, we provide both primary and excess liability and other casualty coverages to the healthcare industry, including hospitals and hospital systems, managed care organizations, accountable care organizations and other medical service providers.

With respect to general casualty products, we provide both primary and excess capacity, and our focus is on complex liability risks in a variety of industries, including construction, real estate, public entities, retailers, manufacturing, transportation, and finance and insurance services. We also offer comprehensive insurance to contractors and their employees working outside of the United States on contracts for agencies of the U.S. government or foreign operations of U.S. companies.

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

For more information concerning our gross premiums written by line of business in our North American Insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Underwriting Results by Operating Segments — North American Insurance Segment — Comparison of Years Ended December 31, 2015 and 2014” and “— Comparison of Years Ended December 31, 2014 and 2013.”

Global Markets Insurance Segment

General

The Global Markets Insurance segment includes all of our direct insurance operations outside of North America. This segment includes the direct insurance operations of:

•	Allied World Assurance Company, Ltd, operating from its branch offices in Asia and Australia;

•	Allied World Assurance Company (Europe) Limited, which is incorporated in Ireland and writes business primarily originating from Dublin, Ireland, the United Kingdom and Continental Europe;

•	Allied World Assurance Company, AG, which is incorporated in Switzerland and writes insurance from its office in Zug, Switzerland and is also approved to operate a branch office in Bermuda; and

•	Allied World Managing Agency Limited, which is incorporated in the United Kingdom and is the managing agent of our Lloyd’s Syndicate 2232.

We operate primarily in Europe and Asia Pacific and have an office in Miami that underwrites Latin American risks. While our European offices have historically focused on mid-sized to large European and multi-national companies domiciled outside of North America, we continue to expand our product offerings for small- and middle-market accounts and for specialty classes of business with global exposures. We underwrite a variety of professional liability, general casualty, healthcare liability, property, marine, onshore construction and personal lines products from our offices in Asia Pacific. In addition, Syndicate 2232 writes international property, general casualty and professional liability, marine, aviation and on-shore construction targeted either at key territories or where our customers have requested a Lloyd’s policy. Our staff in the Global Markets Insurance segment is spread among our offices in Dublin, Hong Kong, London, Miami, Singapore, Sydney and Zug because we believe it is important to be physically present in the markets where we compete for business.

The table below illustrates the breakdown of the company’s Global Markets insurance gross premiums written by line of business for the year ended December 31, 2015.

	Year Ended December 31, 2015
	Amount	% of Total
	($ in millions)
Professional liability	$141.4	29.7%
Specialty and other(1)	140.9	29.6%
Casualty	109.0	22.9%
Property	85.0	17.8%
	$476.3	100.0%
________________________
(1) Includes our accident and health, trade credit, aviation, marine and onshore construction lines of business.

Products and Customer Base

Within our Global Markets Insurance segment, we provide general casualty products, including product liability, employers’ liability, motor, environmental liability, professional liability, errors and omissions and healthcare liability products. Our general casualty lines of business serve a wide variety of industries and are increasingly focused on small- and middle-market accounts. We offer professional liability products, including policies covering directors and officers, employment practices and fiduciary liability insurance. We also offer errors and omissions liability policies designed for a variety of service providers, including law firms, technology companies, financial institutions, insurance companies and brokers, and engineering and construction firms. Our healthcare underwriters provide products to a variety of healthcare providers such as hospitals, clinics, miscellaneous medical facilities, physicians and physician groups.

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

For more information on our gross premiums written by line of business in our Global Markets Insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Underwriting Results by Operating Segments — Global Markets Insurance Segment — Comparison of Years Ended December 31, 2015 and 2014” and “— Comparison of Years Ended December 31, 2014 and 2013.”

Reinsurance Segment

General

Our Reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages, including property catastrophe coverage written by other reinsurance companies. This segment includes the reinsurance operations of:

•	Allied World Assurance Company, Ltd, operating from its office in Bermuda and branch offices in Asia;

•	Allied World Assurance Company (Europe) Limited, which is incorporated in Ireland and writes business through its office in London;

•	Allied World Assurance Company, AG, which is incorporated in Switzerland and writes reinsurance business from its office in Zug, Switzerland;

•	Allied World Reinsurance Management Company, which is licensed to write as a managing general underwriter for our U.S. reinsurance business; and

•	Allied World Managing Agency Limited, which is incorporated in the United Kingdom and is the managing agent of our Lloyd’s Syndicate 2232.

In order to diversify our portfolio and complement our direct insurance business, we write reinsurance on both a treaty and a facultative basis and target several niche markets, including professional liability lines, specialty casualty, property for U.S. regional insurers, accident and health, marine, aerospace and crop risks. Overall, we strive to diversify our reinsurance portfolio through the appropriate combination of business lines, ceding source, geography and mix of product between quota share and excess-of-loss treaties. Our primary customer focus is on highly-rated carriers with proven underwriting skills and dependable operating models.

We determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance, workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. On a written basis, our business mix is more heavily weighted to reinsurance during the first three months of the year.

The table below illustrates the breakdown of the company’s reinsurance gross premiums written by line of business for the year ended December 31, 2015.

	Year Ended December 31, 2015
	Amount	% of Total
	($ in millions)
Property	$421.6	52.6%
Casualty	192.9	24.1%
Specialty	186.9	23.3%
	$801.4	100.0%

Product Lines and Customer Base

The principal sources of revenue for this segment are property, casualty and specialty reinsurance. The insurers we reinsure range from single state to nationwide insurers located in the United States as well as specialty carriers or the specialty divisions of standard lines carriers. For our non-U.S. reinsurance business, our clients include multi-national insurers, single territory insurers, niche carriers and Lloyd’s syndicates. We focus on niche programs and coverages, frequently sourced from excess and surplus lines insurers. We target a portfolio of well-rated companies that are highly knowledgeable in their product lines, have the financial resources to execute their business plans and are committed to underwriting discipline throughout the underwriting cycle.

Our property reinsurance contracts protect insurers who write residential, commercial and industrial accounts globally. We also write Euro-centric business and business for Continental European companies, including through the use of our Syndicate 2232. Our property reinsurance treaties are structured as either quota share or excess-of-loss.

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

For our specialty reinsurance business, we underwrite on a global basis crop, marine and aviation, and other specialty lines of business, including accident and health business, with an emphasis on catastrophe personal accident programs and workers compensation catastrophe business.

For more information on our gross premiums written by line of business in our Reinsurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Underwriting Results by Operating Segments — Reinsurance Segment — Comparison of Years Ended December 31, 2015 and 2014” and “— Comparison of Years Ended December 31, 2014 and 2013.”

Distribution

As a commercial insurer, we primarily offer products through independent insurance intermediaries, including retail brokerage firms and excess and surplus lines wholesalers. We typically pay a commission to agents and brokers for business that we accept from them.

Within our North American Insurance segment, Marsh & McLennan Companies, Inc. (“Marsh”) and Aon plc (“Aon”) accounted for 14.0% and 12.2%, respectively, of our gross premiums written in this segment during 2015.

Our Global Markets Insurance segment maintains significant relationships with Marsh, Aon and Willis Group Holdings (“Willis”), which accounted for 17.7%, 14.3% and 13.0%, respectively, of our gross premiums written in this segment during 2015.

Due to a number of factors, including transactional size and complexity, the distribution infrastructure of the reinsurance marketplace is characterized by relatively few intermediary firms. As a result, we have close business relationships with a small number of reinsurance intermediaries, and our business during 2015 was primarily with affiliates of Marsh, Aon and Willis, which accounted for 43.6%, 20.9% and 11.7%, respectively, of our gross premiums written in this segment during 2015.

In our opinion, no material part of our business is dependent upon a single insured or a single group of insureds; however, due to the substantial percentage of premiums produced in our Global Markets Insurance and Reinsurance segments by the top three intermediaries, the loss of business from any one of them could have a material adverse effect on our business. Likewise, the loss of business from Marsh or Aon could have a material adverse effect on our North American insurance business.

Certain of our products within our North American Insurance segment and Global Markets Insurance segment are also underwritten and distributed through third-party program administrators. To help align interests, we seek to establish incentive-based compensation as a component of the fees paid to program administrators, which encourages better long-term underwriting results. We contract with third-party agencies to underwrite a variety of programs. We generally have opted to outsource the claims-handling for these programs given the specialty nature of the business they underwrite. Before delegating underwriting authority, we consider the integrity, experience and reputation of each program administrator, as well as the potential profitability of the business and availability of reinsurance. Once a program is established, we conduct regular ongoing reviews and audits of the program administrator and the claims-handing if it has been outsourced. We do not believe that the loss of any one program or relationship with any one program administrator would have a material adverse effect on our business, and no single program accounts for 10% or more of our total revenues.

Enterprise Risk Management

While the assumption of risk is inherent in our business, we believe that we have developed a strong enterprise risk management (“ERM”) framework that is integrated into the management of our business. Our ERM framework consists of numerous systems, processes and controls designed by our senior management, with oversight by our Board of Directors and its Enterprise Risk Committee, and implemented across our organization to identify, quantify, monitor and, where possible, mitigate internal and external risks that could materially impact our operations, financial condition and reputation.

One key element of our ERM framework is our economic capital model. Utilizing this modeling framework, we review the relative interaction between risks impacting us from various sources, including our underwriting practices and the investments we make. Our ERM supports our firm-wide, decision-making process by aiming to provide reliable and timely risk information. Our primary ERM objectives are to ensure the sustainability of the enterprise and to maximize our risk-adjusted returns on capital. Our ERM is a dynamic process, with periodic updates being made to reflect organizational processes and the recalibration of our models, as well as staying current with changes within our industry and the global economic environment.

We have identified the following as the main categories of risk within our business:

Insurance risk: Risk of fluctuations in benefits payable to policyholders and cedents, including premium or underwriting risk, catastrophe risk and reserve risk.

Investment risk:  Risk arising from fluctuations in the value of, or income from, invested assets, including fluctuations due to movements in interest rates, foreign exchange rates, credit spreads, credit defaults and/or equity volatility.

Reinsurance credit risk:  The ceding of policies we write to other reinsurers is a principal risk management activity, and it requires careful monitoring of the concentration of our reinsured exposures and the creditworthiness of the reinsurers to which we cede business.

Operational risk:  Encompasses a wide range of risks related to our operations, including corporate governance, claims settlement processes, regulatory compliance, employment practices, human resources and information technology (“IT”) exposures (including disaster recovery, cyber-security and business continuity planning).

Our risk governance structure includes committees comprised of senior underwriting, actuarial, finance, legal, investment and operations staff that identify, monitor and help manage each of these risks. Our management-based Risk Management Committee, chaired by our Chief Risk Officer, focuses primarily on identifying correlations among our primary categories of risk, developing metrics to assess our overall risk position, performing an annual risk assessment and continually reviewing factors that may impact our organizational risk. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business as well as our risk-mitigation efforts.

Our management’s ERM efforts are overseen by our Board of Directors, primarily through its Enterprise Risk Committee. This committee, comprised of independent directors, is charged with reviewing and recommending to the Board of Directors our overall firm-wide risk appetite as well as overseeing management’s compliance therewith. Our Enterprise Risk Committee reviews our risk management methodologies, standards, tolerances and risk strategies, and reviews management’s processes for monitoring and aggregating risks across our organization. Our Audit Committee, Investment Committee and Compensation Committee also oversee aspects of our financial, investment and compensation risks, respectively. Internal controls and ERM can provide reasonable but not absolute assurance that our control objectives will be met. The possibility of material financial loss remains notwithstanding our ERM efforts.

Financial Strength Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Moody’s, Standard & Poor’s and Fitch Ratings have each developed a rating system to evaluate an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the rating agency’s opinion of the capitalization, risk management, leadership and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. Each rating agency maintains a letter scale rating system, including numerous incremental rating categories: A.M. Best’s rating system includes 15 separate categories, ranging from “A++” (Superior) to “F” (In Liquidation); Moody’s rating system includes 21 separate categories, ranging from “Aaa” (Exceptional) to “C” (Lowest-rated); Standard & Poor’s rating system includes 22 separate categories, ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision); Fitch Ratings’ rating system includes 19 separate categories, ranging from “AAA” (Exceptionally Strong) to “C” (Distressed). Our operating subsidiaries and their respective ratings from each rating agency are provided in the table below. Each rating is subject to periodic review by, and may be revised upward, downward or revoked at the sole discretion of, the rating agency. For further discussion of this risk, see Item 1A. “Risk Factors.”

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

In addition to the above-named subsidiaries, we underwrite through our Lloyd’s Syndicate 2232. All Lloyd’s syndicates benefit from Lloyd’s central resources, including Lloyd’s brand, its network of global licenses and the central fund. As all of Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. A.M. Best has assigned Lloyd’s a financial strength rating of “A” (Excellent), Standard & Poor’s has assigned Lloyd’s a financial strength rating of “A+” (Strong) and Fitch Ratings has assigned Lloyd’s a financial strength rating of “AA-” (Very Strong).

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

The following tables show the development of gross and net reserves for losses and loss expenses, respectively, over a ten-year period. The tables do not present accident or policy year development data. Each table begins by showing the original year-end reserves recorded at the balance sheet date for each of the years presented (“as originally estimated”). This represents the estimated amounts of losses and loss expenses arising in all prior years that are unpaid at the balance sheet date, including reserves for losses incurred but not reported (“IBNR”). The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. A (redundancy) or deficiency arises when the re-estimation of reserves recorded at the end of each prior year is (less than) or greater than its estimation at the preceding year-end. The cumulative (redundancies) or deficiencies represent cumulative differences between the original reserves and the currently re-estimated liabilities over all prior years. Annual changes in the estimates are reflected in the consolidated statement of operations and comprehensive income for each year, as the liabilities are re-estimated.

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

We do not consider it appropriate to extrapolate future (redundancies) or deficiencies based upon our tables, as conditions and trends that have affected development of the liability in the past may not necessarily recur in the future. We believe that our current estimates of liabilities appropriately reflect our current knowledge of the business and the prevailing market, social, legal and economic conditions while giving due consideration to historical trends and volatility evidenced in the markets over the longer term.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Gross Losses

	Year Ended December 31,
	2005	2006	2007	2008(1)	2009	2010	2011	2012	2013	2014	2015(2)
	($ in millions)
As Originally Estimated:	$3,543.8	$3,900.5	$4,307.6	$4,576.8	$4,761.8	$4,879.2	$5,225.1	$5,645.5	$5,766.5	$5,881.2	$6,456.2
Liability Re-estimated as of:
One Year Later	3,403.3	3,622.7	3,484.9	4,290.3	4,329.3	4,557.8	4,991.2	5,375.6	5,491.1	5,751.2
Two Years Later	3,249.3	3,247.9	3,149.3	3,877.8	3,975.2	4,246.5	4,707.7	5,138.5	5,359.3
Three Years Later	2,894.5	2,911.3	2,791.1	3,576.8	3,670.3	3,953.8	4,449.1	4,984.7
Four Years Later	2,558.6	2,605.8	2,533.6	3,295.7	3,446.4	3,719.4	4,261.3
Five Years Later	2,315.9	2,432.6	2,300.1	3,101.7	3,285.2	3,603.6
Six Years Later	2,190.5	2,314.2	2,184.3	3,037.9	3,232.4
Seven Years Later	2,168.5	2,263.0	2,115.2	3,048.4
Eight Years Later	2,151.4	2,237.5	2,121.6
Nine Years Later	2,155.1	2,224.0
Ten Years Later	2,136.5
Cumulative (Redundancy)	(1,407.3)	(1,676.5)	(2,186.0)	(1,528.4)	(1,529.4)	(1,275.6)	(963.8)	(660.8)	(407.2)	(130.0)
Cumulative Claims Paid as of:
One Year Later	718.3	560.2	583.4	574.8	634.5	656.6	852.1	1,112.6	1,165.6	1,413.6
Two Years Later	1,154.9	1,002.5	943.9	1,089.5	1,036.2	1,242.1	1,577.0	1,961.8	2,110.7
Three Years Later	1,521.6	1,252.9	1,311.4	1,391.3	1,408.0	1,671.5	2,185.2	2,606.8
Four Years Later	1,662.8	1,531.9	1,469.3	1,680.7	1,737.2	2,097.7	2,597.0
Five Years Later	1,829.0	1,622.5	1,634.5	1,904.4	2,071.9	2,356.0
Six Years Later	1,864.9	1,705.9	1,789.1	2,136.2	2,275.3
Seven Years Later	1,916.9	1,810.5	1,910.2	2,308.1
Eight Years Later	1,995.1	1,920.1	2,032.0
Nine Years Later	2,033.3	1,982.4
Ten Years Later	2,070.7

(1)
Reserve for losses and loss expenses includes the reserves for losses and loss expenses of Allied World Insurance Company, which we acquired in February 2008, and AW Underwriters Inc., which we acquired in October 2008.

(2)	Reserve for losses and loss expenses includes the reserves for losses and loss expenses of the Hong Kong, Singapore and Labuan branches of RSA, which we acquired in April 2015.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Gross Losses

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Liability Re-estimated as of:
One Year Later	96%	93%	81%	94%	91%	93%	96%	95%	95%	98%
Two Years Later	92%	83%	73%	85%	83%	87%	90%	91%	93%
Three Years Later	82%	75%	65%	78%	77%	81%	85%	88%
Four Years Later	72%	67%	59%	72%	72%	76%	82%
Five Years Later	65%	62%	53%	68%	69%	74%
Six Years Later	62%	59%	51%	66%	68%
Seven Years Later	61%	58%	49%	67%
Eight Years Later	61%	57%	49%
Nine Years Later	61%	57%
Ten Years Later	60%
Cumulative (Redundancy)	(40)%	(43)%	(51)%	(33)%	(32)%	(26)%	(18)%	(12)%	(7)%	(2)%
Gross Losses and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	20%	14%	14%	13%	13%	13%	16%	20%	20%	24%
Two Years Later	33%	26%	22%	24%	22%	25%	30%	35%	37%
Three Years Later	43%	32%	30%	30%	30%	34%	42%	46%
Four Years Later	47%	39%	34%	37%	36%	43%	50%
Five Years Later	52%	42%	38%	42%	44%	48%
Six Years Later	53%	44%	42%	47%	48%
Seven Years Later	54%	46%	44%	50%
Eight Years Later	56%	49%	47%
Nine Years Later	57%	51%
Ten Years Later	58%

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Losses Net of Reinsurance

	Year Ended December 31,
	2005	2006	2007	2008(1)	2009	2010	2011	2012	2013	2014	2015(2)
	($ in millions)
As Originally Estimated:	$2,826.9	$3,211.4	$3,624.9	$3,688.5	$3,841.8	$3,951.6	$4,222.2	$4,504.4	$4,532.0	$4,540.9	$4,976.2
Liability Re-estimated as of:
One Year Later	2,662.7	2,978.3	3,312.2	3,440.5	3,528.4	3,698.1	4,051.9	4,324.1	4,319.4	4,459.3
Two Years Later	2,551.9	2,699.6	3,032.1	3,128.3	3,256.0	3,474.3	3,855.7	4,157.0	4,255.9
Three Years Later	2,281.0	2,417.0	2,742.5	2,882.6	3,020.0	3,271.5	3,670.5	4,060.8
Four Years Later	1,986.8	2,152.2	2,518.5	2,655.7	2,854.8	3,092.9	3,542.6
Five Years Later	1,776.5	1,997.0	2,326.5	2,516.9	2,720.3	2,999.2
Six Years Later	1,663.6	1,896.0	2,240.0	2,451.8	2,682.2
Seven Years Later	1,644.2	1,857.4	2,185.0	2,464.2
Eight Years Later	1,630.6	1,841.5	2,193.1
Nine Years Later	1,639.9	1,828.9
Ten Years Later	1,624.4
Cumulative (Redundancy)	(1,202.5)	(1,382.5)	(1,431.8)	(1,224.3)	(1,159.6)	(952.4)	(679.6)	(443.6)	(276.1)	(81.6)
Cumulative Claims Paid as of:
One Year Later	461.3	377.3	415.2	415.9	498.1	542.6	743.8	974.0	1,001.5	1,201.6
Two Years Later	759.3	699.0	681.3	811.7	843.7	1,050.8	1,365.8	1,688.5	1,792.8
Three Years Later	990.5	884.1	964.8	1,069.3	1,171.5	1,430.2	1,879.5	2,215.0
Four Years Later	1,090.7	1,094.0	1,100.0	1,318.8	1,458.2	1,787.3	2,218.4
Five Years Later	1,220.0	1,167.6	1,244.9	1,515.5	1,735.1	2,009.6
Six Years Later	1,248.3	1,241.5	1,379.9	1,712.4	1,911.3
Seven Years Later	1,293.1	1,335.9	1,496.3	1,863.9
Eight Years Later	1,362.9	1,441.8	1,607.9
Nine Years Later	1,398.0	1,498.8
Ten Years Later	1,433.2

(1)
Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of Allied World Insurance Company, which we acquired in February 2008, and AW Underwriters Inc., which we acquired in October 2008.

(2)	Reserve for losses and loss expenses net includes the reserves for losses and loss expenses of the Hong Kong, Singapore and Labuan branches of RSA, which we acquired in April 2015.

Development of Reserve for Losses and Loss Expenses Cumulative Deficiency (Redundancy)
Losses Net of Reinsurance

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Liability Re-estimated as of:
One Year Later	94%	93%	91%	93%	92%	94%	96%	96%	95%	98%
Two Years Later	90%	84%	84%	85%	85%	88%	91%	92%	94%
Three Years Later	81%	75%	76%	78%	79%	83%	87%	90%
Four Years Later	70%	67%	69%	72%	74%	78%	84%
Five Years Later	63%	62%	64%	68%	71%	76%
Six Years Later	59%	59%	62%	66%	70%
Seven Years Later	58%	58%	60%	67%
Eight Years Later	58%	57%	61%
Nine Years Later	58%	57%
Ten Years Later	57%
Cumulative (Redundancy)	(43)%	(43)%	(39)%	(33)%	(30)%	(24)%	(16)%	(10)%	(6)%	(2)%
Net Losses and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
Cumulative Claims Paid as of:
One Year Later	16%	12%	11%	11%	13%	14%	18%	22%	22%	26%
Two Years Later	27%	22%	19%	22%	22%	27%	32%	37%	40%
Three Years Later	35%	28%	27%	29%	30%	36%	45%	49%
Four Years Later	39%	34%	30%	36%	38%	45%	53%
Five Years Later	43%	36%	34%	41%	45%	51%
Six Years Later	44%	39%	38%	46%	50%
Seven Years Later	46%	42%	41%	51%
Eight Years Later	48%	45%	44%
Nine Years Later	49%	47%
Ten Years Later	51%

Losses Net of Reinsurance
The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2015, 2014 and 2013. Losses incurred and paid are reflected net of reinsurance recoveries.

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,540.9	$4,532.0	$4,504.4
Acquisition of net reserves for losses and loss expenses (1)	259.3	—	—
Incurred related to:
Current year non-catastrophe	1,607.4	1,346.8	1,290.0
Current year property catastrophe	60.5	65.0	13.5
Prior year	(81.6)	(212.6)	(180.3)
Total incurred	1,586.3	1,199.2	1,123.2
Paid related to:
Current year non-catastrophe	171.5	153.1	115.6
Current year property catastrophe	14.5	18.7	—
Prior year	1,201.6	1,001.5	974.0
Total paid	1,387.6	1,173.3	1,089.6
Foreign exchange revaluation	(22.7)	(17.0)	(6.0)
Net reserve for losses and loss expenses, December 31	4,976.2	4,540.9	4,532.0
Losses and loss expenses recoverable	1,480.0	1,340.3	1,234.5
Reserve for losses and loss expenses, December 31	$6,456.2	$5,881.2	$5,766.5

(1)	The acquisition of net reserves for losses and loss expenses relates to the acquired Asian operations.

Investments

We believe that we follow a diversified investment strategy designed to emphasize the preservation of our invested assets, provide adequate liquidity for the prompt payment of claims and produce attractive returns for our shareholders. The Investment Committee of our Board of Directors has approved an Investment Policy Statement that contains investment guidelines and supervises our investment strategy, investment activity and investment risk. The Investment Committee regularly monitors our overall investment results and compliance with investment objectives and guidelines set forth in the Investment Policy Statement, and ultimately reports our overall investment results to the Board of Directors.

To help ensure adequate liquidity for the payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. In making investment decisions, we consider the impact of various catastrophic events to which we may be exposed. The majority of our assets are invested in fixed income markets. Our Investment Policy Statement contains restrictions on the maximum amount of our investment portfolio that may be invested in alternative investments (such as hedge funds and private equity vehicles) as well as the minimum amount that must be maintained in investment grade fixed income securities and cash. Our Investment Policy Statement also includes restrictions on the portfolio’s composition, including limits on issuer type, industry sector, credit quality, portfolio duration, the amount of investments in approved countries and permissible security types.

For several asset classes, we have entered into investment management agreements with outside investment managers to provide us with certain discretionary investment management services. Engaging investment managers benefits us in a variety of ways, including by providing operational and cost efficiencies, a diversity of investment styles and approaches and introducing us to innovations in research and risk management. In addition, to maintain control over investment managers, we have developed investment guidelines that include restrictions on the permissible security types that our investment managers may include in the portfolios they manage. Our investment management agreements may generally be terminated by either party upon 30 days’ prior written notice.

As of December 31, 2015, we had total investments and cash and cash equivalents of $9.2 billion, including restricted cash, fixed-maturity securities, equity securities, hedge fund, private equity investments and other securities. The average credit quality of our investments is rated A+ by Standard & Poor’s and A1 by Moody’s. Our current Investment Policy Statement requires that short-term instruments must be rated a minimum of A-1, F-1 or P-1 by Standard & Poor’s, Moody’s or

Fitch. The target duration range is 1.00 to 4.25 years. The portfolio has a total return rather than income orientation. The average duration of our investment portfolio was 2.6 years as of December 31, 2015.

For more information on the securities in our investment portfolio, including breakdowns of asset classes, credit quality and duration, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Critical Accounting Policies — Fair Value of Financial Instruments;” Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Notes 4, 5 and 6 of the notes to the consolidated financial statements in this Form 10-K.

Regulatory Matters

General

Our insurance and reinsurance subsidiaries must comply with many laws and regulations in the countries and local jurisdictions where we operate and sell our products. Compliance obligations are increasing in most jurisdictions as the focus on insurance regulatory controls has escalated in recent years, with particular emphasis on regulation of solvency, risk management and internal controls.

Group Supervision

The Bermuda Monetary Authority (“BMA”) acts as the group supervisor for Allied World Assurance Company, Ltd, our lead insurance and reinsurance subsidiary, which has been named the “designated insurer” for group supervisory purposes. In accordance with the Group Supervisory and Insurance Group Solvency Rules that became effective in January 2012, Allied World Assurance Company, Ltd is required to prepare and submit to the BMA annual group U.S. GAAP financial statements, annual group statutory financial statements, annual group statutory financial and capital returns, and unaudited quarterly returns.

Bermuda

Allied World Assurance Company, Ltd is subject to the Bermuda Insurance Act 1978 (the “Insurance Act”). The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements on Bermuda insurers and reinsurers, and it empowers the BMA to supervise, investigate and intervene in the affairs of these companies. There are a number of remedial actions the BMA can take to protect the public interest if it determines that a Bermuda insurer or reinsurer may become insolvent or that a breach of the Insurance Act or of a registration condition has or is about to occur.

In addition to maintaining a principal office in Bermuda and appointing specified officers, the following are some significant aspects of the Bermuda regulatory framework with which Allied World Assurance Company, Ltd must comply:

Solvency and Capital Standards.  It must maintain a minimum solvency margin and hold available statutory economic capital and surplus equal to or in excess of its enhanced capital requirement and target capital level as determined by the BMA under the Bermuda Solvency Capital Requirement model (the “BSCR model”). The BSCR model is a risk-based capital model that establishes an enhanced capital requirement and total capital level by taking into account risk characteristics specific to an insurer’s business. Allied World Assurance Company, Ltd is required to maintain a minimum solvency margin that is equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written, (3) 15% of net losses and loss expense reserves and (4) 25% of its enhanced group capital requirement.

Eligible Capital and Liquidity.  It must disclose the makeup of its capital under a “three-tiered capital system,” under which capital instruments are classified as either basic or ancillary capital, and then classified into one of three tiers based on “loss absorbency” characteristics. The minimum and maximum thresholds of tier 1, 2 and 3 capital that may be used to support a company’s minimum solvency margin, enhanced capital requirement and target capital level are determined in accordance with BMA rules. In addition, minimum liquidity must be maintained at a ratio at least equal to the value of relevant assets at not less than 75% of the amount of relevant liabilities.

Dividends.  It is prohibited from declaring or paying a dividend during any financial year if it is, or would be after such dividend, in breach of its minimum solvency margin, minimum liquidity ratio or enhanced capital requirements. It must also receive BMA approval prior to declaring or paying within any financial year dividends of more than 25% of its total statutory capital and surplus or reducing its total statutory capital by 15% or more. Additionally, under the Companies Act 1981 of Bermuda, no Bermuda company may pay a dividend if such company has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than its liabilities.

Code of Conduct.  It must comply with the BMA’s Insurance Code of Conduct, which prescribes the duties, standards, procedures and sound business principles with which all companies registered under the Insurance Act must comply.

Change of Control.  The BMA also requires written notification from any person who, directly or indirectly, becomes a holder of at least 10% of the voting shares of Allied World Assurance Company, Ltd or its parent companies within a stipulated period after becoming such a holder. The BMA may object to such a person if such person is determined to be not fit and proper to be such a holder or it may require the shareholder to reduce its holdings or voting rights.

Switzerland

Allied World Assurance Company, AG is licensed by the Swiss Financial Market Supervisory Authority (“FINMA”) to carry on insurance and reinsurance business in specific non-life lines in Switzerland. It must comply with Swiss insurance supervisory laws under regulations and guidance issued by FINMA, and it is required to satisfy capital and solvency requirements, based on a Swiss Solvency Test (which is similar in nature to the methodology applied under the European Union’s Solvency II regime).

In addition to quantitative risk measures, FINMA requires full qualitative governance and control of risk in the firm, including fitness, propriety and competence of the directors and senior management; observance of ethical standards; objective and appropriate remuneration procedures; management of conflicts of interests; the institution of a compliance function; and independence and adequate resourcing of control functions (including the responsible actuary, the risk management function and the internal audit function). Insurance companies are required to implement documented procedures for risk management and internal controls.

United States

Our U.S. insurance and reinsurance subsidiaries are admitted or surplus lines eligible in all 50 states and the District of Columbia. Allied World Insurance Company is domiciled in New Hampshire and is the lead U.S. subsidiary for regulatory purposes.

The regulation of U.S. insurance and reinsurance companies varies by state. Generally, states regulate insurance holding companies to assure the fairness of inter-affiliate transactions, the propriety of dividends paid to corporate parents and the benefits of any proposed change of control transaction. States also regulate insurer solvency, accounting matters and risk management, as well as a range of operational matters, including authorized lines of business, permitted investments, policy forms and premium rates, maximum single policy risks, adequacy of reserves for losses and unearned premiums and maintenance of in-state deposits for the benefit of policyholders. To monitor compliance, state insurance departments perform periodic market conduct examinations and financial fitness examinations, and require the filing of annual and other reports relating to the financial condition of companies and other matters.

Several of our U.S. companies serve primarily the excess and surplus lines markets and, as such, are subject to somewhat reduced regulation and reporting requirements in the jurisdictions in which they operate. These companies are generally exempt from form and rate pre-approval requirements and from state guaranty fund laws and involuntary pool participation.

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

Risk-Based Capital.  U.S. insurers are subject to risk-based capital (“RBC”) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) taking into account the specific risk characteristics of the insurer’s investments and products. The RBC guidelines establish capital requirements for four categories: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2015, we believe all of our U.S. subsidiaries had RBC in excess of amounts requiring company or regulatory action.

Other

Our operating subsidiaries and their respective branch offices do business in or are licensed in the following jurisdictions: Australia, Bermuda, Canada, Hong Kong, Ireland, Labuan, Singapore, Switzerland, the United Kingdom, the United States and several jurisdictions in Latin America. As of December 31, 2015, we believe all of our operating subsidiaries and their respective branch offices were in good standing in the jurisdictions in which they operate.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the SEC include the following:

Risks Related to Our Company

Downgrades or the revocation of the financial strength ratings of our operating subsidiaries may affect our standing among brokers and customers and may cause our premiums and earnings to decrease significantly. Downgrades in our debt ratings could raise our borrowing costs and impact our ability to access capital markets.

Financial strength ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders or cedents. Our operating subsidiaries are rated by third-party rating agencies. Each rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. Our ratings are neither an evaluation directed to our investors nor a recommendation to buy, sell or hold our securities. For the financial strength ratings of our operating subsidiaries, please see Item 1. “Business — Financial Strength Ratings”.

A ratings downgrade or revocation could adversely affect our competitive position in the insurance and reinsurance industry and may make it more difficult for us to market our products, possibly resulting in substantial loss of business as customers and brokers that place this business move to competitors with higher financial strength ratings. Additionally, if any of our debt ratings were downgraded we could also incur higher borrowing costs and may have more limited means to access capital.

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

For example, if ceding companies for which we have in force business were to exercise their cancellation rights or require the posting of security, the impact could result in the return of premium, the commutation of loss reserves, the posting of collateral or a combination thereof.

We do not typically post security for the reinsurance contracts we write. In addition to the cancellation right discussed above, should the applicable subsidiary’s A.M. Best rating or Standard & Poor’s rating be downgraded below A-, some ceding companies would have the right to require us to post security for our portion of the obligations under such contracts. If this were to occur, we may not have the liquidity to post security as stipulated in such reinsurance contracts.

We cannot provide any assurance regarding whether or to what extent third-party rating agencies may downgrade or revoke our financial strength or debt ratings in the future.

Actual claims may exceed our reserves for losses and loss expenses.

Our success depends on our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. We establish reserves for losses and related expenses that represent our estimates of what we expect the ultimate resolution and administration of claims will cost. The process of establishing loss reserves can be highly complex and is subject to considerable variability and uncertainty as it requires the use of informed estimates and judgments.

Establishing an appropriate level of loss reserves is an inherently uncertain process and it is possible that our loss reserves at any given time will prove to be inadequate. For further discussion of the risk and uncertainties related to the estimation of our loss reserves please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses”.

If our loss reserves are determined to be inadequate, we will be required to increase our reserves to reflect our changed expectations at the time of such determination. This could cause a material increase in our liabilities and a material reduction in our profitability.

We may experience significant losses and volatility in our financial results from natural and man-made disasters.

As a property and casualty insurer and reinsurer, we may experience significant losses from claims arising out of natural and man-made disasters. These events can be caused by various unpredictable natural disasters including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, drought, severe winter weather, floods, fires, tornadoes, pandemic diseases and man-made disasters, including terrorism, cyber-attacks, explosions, war, nuclear accidents, oil spills and environmental contamination. In recent years, changing weather patterns and climatic conditions, referred to as global warming, may have added to the unpredictability and frequency of natural catastrophes in certain parts of the world and created additional uncertainty with regard to legal, regulatory and social responses thereto, as well as to future trends and exposures. A substantial portion of our revenues are derived from the underwriting of property insurance and reinsurance around the world and any large scale climate change or other systemic weather-related change could increase the frequency and severity of our loss costs due to weather-related catastrophes. In addition, increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of losses to the industry, and we expect this trend to continue.

We also have exposure to losses resulting from acts of terrorism and political instability. Although we generally exclude acts of terrorism from our property insurance policies and property reinsurance treaties, we provide coverage in circumstances where we believe we are adequately compensated for assuming those risks. Managing risks associated with terrorism is particularly challenging given the unpredictable nature, frequency and severity of terrorist events, and the limited availability of terrorism reinsurance. In addition, our trade credit and political risk insurance lines of business protect insureds against risks arising from adverse action by foreign governments. We attempt to manage our exposure to political risk event losses, by among other things, setting credit limits by country, region, industry and individual counterparty and regularly reviewing our aggregate exposures. The occurrence of one or more large losses in our credit and political risk insurance portfolio could have a material adverse effect on our financial condition or results of operations.

The loss limitation methods we employ, such as establishing restrictive underwriting guidelines and purchasing reinsurance, may not be sufficient protection against losses from natural or man-made disasters. These types of events are inherently unpredictable and there is a possibility that loss reserves for such disasters will be inadequate. The occurrence of claims from catastrophic events could result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year. The historical incidence for events such as earthquakes, pandemics and cyber-attacks is infrequent and may not be representative of contemporary exposures and risks. In addition, because U.S. GAAP does not permit insurers and reinsurers to reserve for weather-related catastrophes until they occur, claims from these events could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition, results of operations, or ratings.

We may be adversely impacted by inflation.

Our operations, like those of other property and casualty insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our under pricing the risks we insure and reinsure. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.

The analytical models we use to assist our decision making in quantifying disaster exposures and other key areas may prove to be inadequate.

We use widely accepted and industry-recognized risk modeling programs, techniques and data analytics to help us quantify and analyze our aggregate exposure to individual disaster events, loss trends and other risks associated with our business. We use modeled outputs and analyses to assist us in our business decision-making, including underwriting and pricing. These models rely on various methodologies and assumptions, which are subject to uncertainty, model errors and the inherent limitations of statistical analysis. As with any model of physical systems, particularly those with low frequencies of occurrence and potentially high severity of outcomes, the accuracy of the model’s predictions is largely dependent on the accuracy and quality of the data provided, the assumptions made and the judgments of our employees and other industry professionals. Accordingly, actual results may differ materially from our modeled results in various ways. If, based upon these models or otherwise, we misprice our products or underestimate the frequency or severity of loss events, or overestimate the risks we are exposed to, this could have a material adverse effect on our reserves or results of operations.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.

We seek to limit our loss exposure by implementing a number of strategies intended to mitigate our risk exposure, such as adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, adjusting retention levels and establishing per-risk and per-occurrence limitations for each event and prudent underwriting guidelines for each insurance program written. Many of our direct liability insurance policies also include maximum aggregate limitations. We cannot assure you that any of these loss limitation methods will be effective. In particular, geographic zone limitations involve significant underwriting judgments, including the determination of the areas of the zones and whether a policy falls within a particular zone limit. Legal disputes relating to loss limitation provisions in our policies may also arise. As a result, various provisions of our policies that are designed to limit risks, such as choice of forum and exclusions from coverage, may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. There are inherent limitations in all of the loss limitation methods we use and an event or series of events may result in loss levels that exceed our expectations. The failure of any of our loss limitation methods may result in claims and expenses that could have a material adverse effect on our financial condition or results of operations.

Economic events could harm our business, liquidity and financial condition, and our share price.

Economic events may adversely affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk, and the ability of our customers, counterparties and others to establish or maintain their relationships with us. Volatility in the U.S. and other securities markets may also adversely affect our share price, investment performance and ability to access and efficiently use internal and external capital resources.

The risk associated with underwriting reinsurance business could adversely affect us.

Like other reinsurers, our reinsurance group does not separately evaluate each of the individual risks assumed under reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the United States.

Allied World Assurance Company, Ltd, our Bermuda insurance and reinsurance company, is not licensed or admitted as an insurer in any jurisdiction in the United States, nor is it accredited as a reinsurer in any jurisdiction in the United States although Allied World Assurance Company, Ltd has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such reinsurers. Insurance regulations in the United States do not permit U.S. cedents to take financial statement credit for reinsurance obtained from unlicensed or non-admitted reinsurers unless security is posted. Allied World Assurance Company, Ltd’s assumed reinsurance contracts generally require it to post a letter of credit or provide other security, even in U.S. states where it has been approved for reduced collateral. As a result, Allied World

Assurance Company, Ltd is required to post collateral security with respect to most reinsurance liabilities it assumes from ceding insurers domiciled in the United States. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. If we are unable to post security in the form of letters of credit or trust funds when required, Allied World Assurance Company, Ltd’s ability to provide reinsurance to U.S.-domiciled insurers may be severely limited and adversely affected.

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

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. Our top three brokers, Marsh, Aon and Willis, represented approximately 51.6% of our total gross premiums written for 2015, with each representing 24%, 16% and 11%, of total gross premiums written, respectively. Loss of all or a substantial portion of the business produced by any one of those brokers could have a material adverse effect on our financial condition or results of operations.

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

In accordance with industry practice, we frequently pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the customers that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, it is likely that we will be liable to the client for the deficiency due to local law or contractual obligations. Likewise, when a customer pays premiums for policies written by us to a broker for further payment to us, these premiums are considered to have been paid and the customer will no longer be liable to us for those amounts, whether or not we actually receive the premiums from the broker. Consequently, we assume a degree of credit risk associated with the brokers we use.

We may be unable to purchase reinsurance for our own account on commercially acceptable terms or to collect under any reinsurance we have purchased.

We purchase reinsurance to mitigate the effects of large or multiple losses on our financial condition. From time to time, market conditions beyond our control have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. For example, reinsurance may be more difficult or costly to obtain following a period with a large number of major catastrophic events. We cannot assure that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable or that we will be able to obtain coverage from entities with satisfactory financial resources.

Furthermore, a reinsurer’s insolvency, or inability or refusal to make payments under a reinsurance or retrocessional reinsurance agreement with us, could have a material adverse effect on our financial condition or results of operations because the ceding of risk to reinsurers does not relieve us of our liability to the entities we insure or reinsure.

Our investment performance may adversely affect our financial performance and ability to conduct business.

We generally derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Our investment portfolio is overseen by our Chief Investment Officer and managed by professional investment management firms in accordance with the Investment Policy Statement approved by the Investment Committee of our Board of Directors. Our investment performance is subject to a variety of risks, including risk related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk and credit default risk. The volatility of the markets may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would generally reduce our book value, and if significant, can affect our ability to conduct our business.

Because of the unpredictable nature of losses that may arise under insurance or reinsurance policies written by us, our liquidity needs could be substantial and may arise at any time. To the extent we are unsuccessful in managing our investment portfolio within the context of our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal or we may have difficulty in liquidating some of our alternative investments due to restrictions on sales, transfers and redemptions. This could have a material adverse effect on the performance of our investment portfolio. If our liquidity needs or general liability profile unexpectedly change, we may not be successful in continuing to structure our investment portfolio in its current manner. In addition, investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.

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

While our investment portfolio consists primarily of investment grade, fixed-maturity securities, there are no assurances that their high ratings will be maintained. The assignment of a high credit rating does not preclude the potential for the risk of default on any investment instrument. In addition, a smaller portion of our portfolio is invested in below investment-grade securities. These securities, which pay higher rates of interest, also have a higher degree of credit or default risk and may also be less liquid and/or may experience default in times of economic weakness or market disruptions (such as a recession), which could have a material adverse effect on our financial condition or results of operations.

Our investment portfolio includes securities that may be more volatile than fixed maturity instruments and certain of these instruments may be illiquid.

Our investment portfolio includes equity securities, hedge funds and private equity funds that may experience significant volatility in their investment returns and valuations. Moreover, our hedge fund and private equity limited partnership interests are subject to transfer restrictions and may be illiquid. Additionally, we have observed that market liquidity (the ability to buy or sell securities at or near the recent indicative price) has declined in most capital markets over the last year. If the investment returns or value of these investments declines, or if we are unable to dispose of these investments at their carrying value, it could have a material adverse effect on our financial condition or results of operations.

We may be adversely affected by fluctuations in currency exchange rates.

Our reporting currency is U.S. dollars. However, we write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than U.S. dollars. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than U.S. dollars. In addition, we maintain a portion of our investments and liabilities in currencies other than U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. We may incur foreign currency exchange gains or losses as we ultimately receive premiums and settle claims required to be paid in foreign currencies.

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

We may experience losses from fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information, or the failure to comply with regulatory or legal requirements or our internal policies. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Losses related to employee error or misconduct could have a material adverse affect on our financial condition or results of operations.

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

If we experience difficulties with outsourcing and similar third-party relationships, our ability to conduct our business might be negatively impacted.

We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. We may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third-party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, reputational damage and a loss of business that may have a material adverse effect on our financial condition or results of operations. By utilizing third parties to perform certain business and administrative functions, we may be exposed to greater risk of cyber-attacks and data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our financial condition or results of operations.

If we experience difficulties with our information technology infrastructure and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected.

We rely heavily on the successful, secure and uninterrupted functioning of our IT infrastructure, technology and telecommunications systems. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data held through third-party service providers and systems. In order to ensure the integrity of such data, we continuously test, and improve or upgrade, our security measures and systems. A failure of our IT infrastructure, technology and telecommunication systems or the termination of third-party software licenses we rely on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. Although we have implemented administrative and technical controls, taken protective actions to reduce the risk of cyber incidents and protect our IT systems and data, and undertaken to modify such procedures as circumstances warrant and negotiate agreements with third-party providers to protect our assets, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions, employee errors or malfeasance, third-party (including our service providers) errors or malfeasance, and other events that could have security consequences that may result in liability to us, cause our data to be corrupted and cause us to commit resources, management time and money to prevent or correct security breaches.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous European Union, U.S. federal and state, and other foreign laws and regulations governing the protection of personal and confidential information of our clients or employees. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, fines and/or regulatory enforcement actions in one or more jurisdictions.

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

Acquisitions involve numerous operational, strategic, legal and financial risks; potential liabilities associated with the acquired business; and uncertainties related to the design, operation and integration of acquired businesses’ internal controls over financial reporting. We may experience difficulties in integrating an acquired company, which could adversely affect the acquired company’s performance or prevent us from realizing anticipated synergies, cost savings and operational efficiencies. Our existing businesses could also be negatively impacted by acquisitions.

Expanding our lines of business, expanding our geographic reach and entering into joint ventures or partnerships also involve operational, strategic, legal and financial risks, including retaining qualified management and implementing satisfactory budgetary, financial and operational controls. Our failure to manage these risks could have a material adverse affect on our financial condition or results of operations, or we may not realize any of the intended benefits.

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

As industry practices and legislative, regulatory, judicial, social, financial, technological and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

Risks Related to Laws and Regulations Applicable to Us

Compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business globally. Our businesses are subject to varying degrees of regulation and supervision both in the jurisdictions in which they are organized and in the jurisdictions in which they operate. The purpose of insurance laws and regulations generally is to protect policyholders and ceding insurance companies, not our shareholders. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity; various solvency standards; and periodic examinations of our subsidiaries’ financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds.

The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including those in which we conduct our operations. The laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance or subject our business to the possibility of regulatory actions or proceedings. In addition, we may be subject to laws and regulations not specifically related to the insurance industry, including country-specific trade sanctions and anti-money laundering, anti-bribery and anti-corruption laws. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.

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

Allied World Assurance Company, Ltd, our Bermuda operating company, is not admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2015, more than 76% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its Bermuda office and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

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

The insurance and reinsurance industry is affected by political, judicial, and legal developments that may create new and expanded regulations and theories of liability. Governmental authorities in the United States and worldwide seem increasingly interested in the potential risks posed by the insurance and reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the insurance and reinsurance industry, and while we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Further, the National Association of Insurance Commissioners, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) effected changes to financial services regulation in the United States. The Dodd-Frank Act establishes the Financial Services Oversight Council (“FSOC”) and the Federal Insurance Office (“FIO”) and in limited instances authorizes the federal preemption of certain state insurance laws. The FSOC and FIO are authorized to study, monitor and report to Congress on the U.S. insurance and reinsurance industry and the significance of global reinsurance to the U.S. insurance market. The FIO also can recommend to the FSOC that it designate an insurer as a systemically important financial institution posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. Our business could be affected by changes to the U.S. system of insurance and reinsurance regulation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

With respect to international measures, an E.U. directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers (“Solvency II”) which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Implementation of Solvency II by E.U. member states became effective January 1, 2016. Implementing those measures necessary for compliance with the requirements of Solvency II may require us to utilize a significant amount of resources. In addition, the capital and solvency margin requirements of Solvency II may lead to either an increase or decrease of the capital required by our E.U. domiciled insurers in order that they comply with Solvency II. Solvency II provides for the supervision of insurers and reinsurers on both a solo (entity level) and group basis. In respect of our non-E.U. subsidiaries engaging in E.U. insurance or reinsurance business, should the regulatory regime in which they are operating not be deemed equivalent to that established within the E.U. pursuant to Solvency II, additional capital requirements may be imposed in order that such companies may continue to insure or reinsure E.U. domiciled risk/cedents.

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

Our Articles of Association generally provide that shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups, even if they hold 10% or more of our common shares, are not deemed to hold 10% or more of the voting power conferred by our common shares. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. Our Board of Directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds, including if the holder would, directly or indirectly, formally, constructively or beneficially own or otherwise control (as described in Articles 8 and 14 of our Articles of Association) voting rights with respect to 10% or more of our registered share capital recorded in the Swiss Commercial Register. In addition, our Board of Directors shall reject entry of holders of shares as shareholders with voting rights in the share register or shall decide on their deregistration when the acquirer or shareholder, upon request, does not expressly state that it has acquired or holds the shares for its own account and benefit. Furthermore, our Board of Directors may cancel, with retroactive application, the registration of a shareholder with voting rights if the initial registration was on the basis of false information in the shareholder’s application. Shareholders registered without voting rights may not participate in or vote at our shareholders meetings, but will be entitled to dividends, preemptive rights and liquidation proceeds. Only shareholders that are registered as shareholders with voting rights on the relevant record date are permitted to participate in and vote at a shareholders meeting.

These restrictions on the voting and ownership of our shares may make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that shareholders might consider favorable.

There are regulatory limitations on the ownership and transfer of our common shares.

Regulatory constraints in various jurisdictions make it difficult for persons or groups to acquire large blocks of our common shares. For example, before any person acquires direct or indirect control of a U.S. insurance company, including any of our U.S. insurance subsidiaries, that person must file an acquisition statement with, and obtain prior approval from, the domiciliary insurance commissioner of the respective company. Generally, state law provides that control over a domestic insurance company is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction. Similar provisions apply to our Lloyd’s corporate member and our Bermuda exempted companies. These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of our company, including transactions that some or all of our shareholders might consider to be desirable.

As a shareholder of our company, you may have greater difficulties in protecting your interests than as a shareholder of a U.S. corporation.

Swiss law differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our Articles of Association, some of these differences may result in our shareholders having greater difficulty in protecting their interests as shareholders than would shareholders of a U.S. corporation. Among other things, such differences impact the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights you may have as a shareholder to enforce specified provisions of Swiss corporate law or our Articles of Association, the rights of shareholders to bring class action and derivative lawsuits and the circumstances under which we may indemnify our directors and officers.

It may be difficult to effect service of process or enforce judgments against us or our officers and directors.

Holdings is incorporated pursuant to the laws of Switzerland. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on the judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

We have been advised by Swiss counsel that there is doubt as to whether Swiss courts would enforce (i) judgments of U.S. courts obtained in actions against us or our directors and officers predicated upon the civil liability provisions of the U.S. federal securities laws or (ii) original actions brought in Switzerland against us or our directors and officers predicated solely upon U.S. federal securities laws. Further, we have been advised by Swiss counsel that there is no treaty in effect between the United States and Switzerland providing for the enforcement of judgments of U.S. courts and there are grounds upon which Swiss courts may not enforce such judgments. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Swiss courts as contrary to Swiss public policy.

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

If any of our non-U.S. companies is subject to such U.S. federal taxation, this could have a material adverse effect on our financial condition or results of operations.

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

income tax, possibly with interest and penalties. Such excess amount may also be deemed to have been distributed as dividends to the indirect parent of the U.S. subsidiaries, Allied World Assurance Holdings (Ireland) Ltd, in which case this deemed dividend will also be subject to a U.S. federal withholding tax of 5%, assuming that the parent is eligible for benefits under the United States-Ireland income tax treaty (or a withholding tax of 30% if the parent is not so eligible). If any of these U.S. taxes are imposed, this could have a material adverse effect on our financial condition or results of operations. In addition, if legislation is enacted in the U.S. that limits or eliminates our ability to enter into interaffiliate arrangements, this could have a material adverse effect on our financial condition or results of operations.

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

The Organization for Economic Cooperation and Development (“OECD”) is considering measures that might encourage countries to increase our taxes.

In 2015, the OECD released its final package of measures to address base erosion and profit shifting (“BEPS”). It is possible that jurisdictions in which we do business could react to the BEPS initiative or their own concerns by enacting tax legislation that could affect us or our shareholders.

Our non-U.K. companies may be subject to U.K. tax, which may have a material adverse effect on our results of operations.

Two of our subsidiaries, Allied World Capital (Europe) Limited and Allied World Managing Agency Limited, are incorporated in the United Kingdom and are therefore subject to tax in the United Kingdom. None of our other companies are incorporated in the United Kingdom. Accordingly, none of our other companies should be treated as being resident in the United Kingdom for corporation tax purposes unless the central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intend to manage our affairs so that none of our other companies are resident in the United Kingdom for tax purposes.

The rules governing the taxation of foreign companies operating in the United Kingdom through a branch or agency were amended by the Finance Act 2003. The current rules apply to the accounting periods of non-U.K. resident companies which start on or after January 1, 2003. Accordingly, a non-U.K. resident company will only be subject to U.K. corporation tax if it carries on a trade in the United Kingdom through a permanent establishment in the United Kingdom. In that case, the company is, in broad terms, taxable on the profits and gains attributable to the permanent establishment in the United Kingdom. Broadly, a company will have a permanent establishment if it has a fixed place of business in the United Kingdom through which the business of the company is wholly or partly carried on or if an agent acting on behalf of the company has and habitually exercises authority in the United Kingdom to do business on behalf of the company. Each of our companies, other than Allied World Assurance Company (Europe) Limited (which has established a branch in the United Kingdom), currently intends to operate in such a manner so that none of our companies, other than Allied World Assurance Company (Europe) Limited, carry on a trade through a permanent establishment in the United Kingdom.

If any of our U.S. subsidiaries were trading in the United Kingdom through a branch or agency and the U.S. subsidiaries were to qualify for benefits under the applicable income tax treaty between the United Kingdom and the United States, only those profits which were attributable to a permanent establishment in the United Kingdom would be subject to U.K. corporation tax.

If Allied World Assurance Holdings (Ireland) Ltd was trading in the United Kingdom through a branch or agency and it was entitled to the benefits of the tax treaty between Ireland and the United Kingdom, it would only be subject to U.K. taxation on its profits which were attributable to a permanent establishment in the United Kingdom. The branch established in the United Kingdom by Allied World Assurance Company (Europe) Limited constitutes a permanent establishment of that company and the profits attributable to that permanent establishment is subject to U.K. corporation tax.

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

If any of our non-U.K. companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than Allied World Assurance Company (Europe) Limited, were to be treated as carrying on a trade in the United Kingdom through a branch agency or as having a permanent establishment in the United Kingdom, our results of operations and your investment could be materially adversely affected.

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

The trading income of a company not resident in Ireland for Irish tax purposes can also be subject to Irish corporation tax if it carries on a trade through a branch or agency in Ireland. Each of our companies currently intends to operate in such a manner so that none of our companies carry on a trade through a branch or agency in Ireland. Nevertheless, because neither case law nor Irish legislation definitively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our companies, other than Allied World Assurance Holdings (Ireland) Ltd and our Irish companies, is trading through a branch or agency in Ireland. Should this occur, such companies will be subject to Irish corporation tax on profits attributable to that branch or agency.

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

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations and your investment.

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

Acquisition cost ratio	Calculated by dividing “acquisition costs” by “net premiums earned”.

Assumed reinsurance	That portion of a risk that a reinsurer accepts from an insurer in return for a stated premium.

Attachment point	The loss point at which an insurance or reinsurance policy becomes operative and below which any losses are retained by either the insured or other insurers or reinsurers, as the case may be.

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

Duration
Duration is a complex calculation involving present value, yield, coupon, final maturity and call features.  It measures the sensitivity of the price (the value of principal) of a fixed-income investment to a change in interest rates, and is expressed as a number of years.  The bigger the duration number, the greater the interest rate risk.

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

Errors and omissions insurance	Insurance that provides liability coverage for claims arising from professional negligence or malpractice, subject to applicable exclusions, terms and conditions of the policy.

Excess and surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers; or insurance written by non-admitted insurance companies to cover such risks.

Excess layer	Insurance to cover losses in one or more layers above a certain amount with losses below that amount usually covered by the insured’s primary policy and its self-insured retention.

Excess-of-loss reinsurance	Reinsurance that indemnifies the insured against all or a specified portion of losses over a specified amount or “retention.”

Exclusions	Provisions in an insurance or reinsurance policy excluding certain risks or otherwise limiting the scope of coverage.

Expense ratio	Calculated as the sum of the “acquisition cost ratio” and the “general and administrative cost ratio”.

Exposure	The possibility of loss. A unit of measure of the amount of risk a company assumes.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fiduciary liability insurance	Insurance that primarily provides liability coverage to fiduciaries of employee benefit and welfare plans for losses arising from the breach of any fiduciary duty owed to plan beneficiaries.

Frequency	The number of claims occurring during a specified period of time.

General and administrative expense ratio	Calculated by dividing “general and administrative expenses” by “net premiums earned”.

General casualty	Insurance that is primarily concerned with losses due to injuries to persons and liability imposed on the insured for such injury or for damage to the property of others.

Gross premiums written	Total premiums for insurance and reinsurance written during a given period.

Healthcare liability or Healthcare lines
Insurance coverage, often referred to as medical malpractice insurance, which addresses liability risks of doctors, surgeons, nurses, other healthcare professionals and the institutions (e.g., hospitals and clinics) in which they practice.

Incurred but not reported (“IBNR”) reserves
Reserves established by an insurer for claims that have occurred but have not yet been reported to the insurer as well as for changes in the values of claims that have been reported to the insurer but are not yet settled.

In-force	Policies that have not expired or been terminated and for which the insurer remains on risk as of a given date.

Intermediate layer
Insurance that absorbs the losses immediately above the insured’s working or primary layer. An intermediate layer insurer will pay up to a certain dollar amount of losses over the working or primary layer, at which point a higher layer excess insurer will be liable for additional losses.

Limits
The maximum amount that an insurer or reinsurer will insure or reinsure for a specified risk, a portfolio of risks or on a single insured entity. The term also refers to the maximum amount of benefit payable for a given claim or occurrence.

Loss and loss expense ratio	Calculated by dividing net “losses and loss expenses” by “net premiums earned”.

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

Primary insurance
Insurance that absorbs the losses immediately above the insured’s retention layer. A primary insurer will pay up to a certain dollar amount of losses over the insured’s retention, at which point a higher layer excess insurer will be liable for additional losses. The coverage terms of a primary insurance layer typically assume an element of loss frequency.

Producer
A licensed professional, often referred to as an insurance agent, insurance broker or intermediary, who acts as intermediary between the insurance carrier and the insured or reinsured (as the case may be).

Product liability	Insurance that provides coverage to manufacturers and/or distributors of tangible goods against liability for personal injury caused if such products are unsafe or defective.

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

Reserves
Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay. Reserves are established for losses and for loss expenses, and consist of case reserves and IBNR reserves. As the term is used in this Form 10-K, “reserves” are meant to include reserves for both losses and for loss expenses.

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

Surplus lines	A risk or a part of a risk for which there is no insurance market available among admitted insurers; or insurance written by non-admitted insurance companies to cover such risks.

Treaties	Reinsurance contracts under which the ceding company agrees to cede and the reinsurer agrees to assume risks of a particular class or classes of business.

Treaty year	The year in which the reinsurance contract incepts. Exposure from contracts incepting during the current treaty year will potentially affect both the current loss year as well as future loss years.

Ultimate loss
The total of all expected settlement amounts, whether paid or reserved, together with any associated loss adjustment expenses. Ultimate loss is also the estimated total amount of loss at the measurement date. For purposes of this Form 10-K, “ultimate loss” is the sum of paid losses, case reserves and IBNR.

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

Our corporate headquarters are located in offices owned by the Company in Switzerland. In addition, we lease space in Australia, Bermuda, Canada, England, Hong Kong, Ireland, Labuan, Singapore and the United States for the operation of our North American Insurance, Global Markets Insurance and Reinsurance segments. Our leases have remaining terms ranging from approximately ten months to approximately sixteen years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 16 of the notes to the consolidated financial statements in this Form 10-K.

Item 3.	Legal Proceedings.

The company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the company’s consolidated balance sheets. As of December 31, 2015, the company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the company’s results of operations, financial position or cash flow.

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

	High	Low
2015:
First quarter	$41.61	$36.24
Second quarter	$44.16	$40.02
Third quarter	$45.05	$37.48
Fourth quarter	$39.70	$34.82
2014:
First quarter(1)	$37.42	$31.04
Second quarter(1)	$38.13	$33.64
Third quarter	$39.74	$34.37
Fourth quarter	$39.19	$35.48
(1) On May 1, 2014, the shareholders approved a 3-for-1 stock split of the Company's common shares, which became effective on May 23, 2014. The per share data above reflects the impact of the stock split.

On February 8, 2016, the last reported sale price for our common shares was $31.80 per share. At February 8, 2016, there were 22 holders of record of our common shares.

The following dividends were paid during 2015 and 2014:

Dividend Paid	Dividend Per Share(1)
December 31, 2015	$0.260
October 1, 2015	$0.260
July 2, 2015	$0.260
April 2, 2015	$0.225
January 2, 2015	$0.225
October 2, 2014	$0.225
July 2, 2014	$0.225
April 3, 2014	$0.167
January 2, 2014	$0.167
(1) On May 1, 2014, the shareholders approved a 3-for-1 stock split of the Company's common shares, which became effective on May 23, 2014. The per share data above reflects the impact of the stock split.

At the Annual Shareholder Meeting in May 2014, our shareholders approved the payment of a quarterly cash dividend to shareholders in four quarterly installments in the form of distributions out of “general legal reserves from capital contributions”, each of which were $0.225 per share.

At the Annual Shareholder Meeting in April 2015, our shareholders approved the payment of a quarterly cash dividend to shareholders in four quarterly installments, in the form of distributions out of “general legal reserves from capital contributions”, of $0.260 per share. The fourth of these dividends is anticipated to be paid in March 2016.

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

Under Swiss law, our shareholders have the power to declare dividends without the agreement of the Board of Directors. Consequently, dividends may be declared by resolution of the shareholders even if our Board of Directors and management do not believe it is in the best interest of the company or the shareholders. As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1. “Business — Regulatory Matters,” Item 1A. “Risk Factors — Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pledged Assets” and Note 17 of the notes to consolidated financial statements included in this Form 10-K.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our common shares during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2015	—	$—	—	173.1	million
November 1 - 30, 2015	—	—	—	173.1	million
December 1 - 31, 2015	—	—	—	173.1	million
Total	—	$—	—	$173.1	million

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

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the five year period beginning on December 31, 2010 and ending on December 31, 2015, assuming $100 was invested on December 31, 2010. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

Item 6.        Selected Financial Data.
The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2015	2014	2013	2012	2011(1)
	($ in millions, except per share amounts)
Summary Statement of Operations Data:
Gross premiums written	$3,093.0	$2,935.4	$2,738.7	$2,329.3	$1,935.5
Net premiums written	$2,448.0	$2,322.0	$2,120.5	$1,837.8	$1,533.8
Net premiums earned	$2,488.4	$2,182.7	$2,005.9	$1,748.9	$1,457.0
Net investment income	182.1	176.9	157.6	167.1	195.9
Net realized investment (losses) gains	(127.6)	89.0	59.5	306.4	10.1
Other income	3.5	2.1	—	—	101.7
Total revenues	$2,546.4	$2,450.7	$2,223.0	$2,222.4	$1,764.7
Net losses and loss expenses	1,586.3	1,199.2	1,123.2	1,139.3	959.2
Total expenses	2,456.7	1,929.9	1,795.2	1,711.0	1,459.2
Income before income taxes	$89.7	$520.8	$427.8	$511.4	$305.5
Income tax expense	5.8	30.5	9.8	18.4	31.0
Net income	$83.9	$490.3	$418.0	$493.0	$274.5
Per Share Data:
Basic earnings per share (2)	$0.91	$5.03	$4.08	$4.56	$2.40
Diluted earnings per share (2)	$0.89	$4.92	$3.98	$4.43	$2.31
Dividends paid per share (2)	$1.230	$0.784	$0.458	$0.625	$0.250

	Year Ended December 31,
	2015	2014	2013	2012	2011(1)
Selected Ratios:
Loss and loss expense ratio	63.7%	54.9%	56.0%	65.1%	65.8%
Acquisition cost ratio	15.1%	13.5%	12.6%	11.8%	11.5%
General and administrative expense ratio	16.3%	16.8%	17.6%	17.6%	18.6%
Expense ratio	31.4%	30.3%	30.2%	29.4%	30.1%
Combined ratio	95.1%	85.2%	86.2%	94.5%	95.9%

	As of December 31,
	2015	2014	2013	2012	2011(1)
	($ in millions)
Summary Balance Sheet Data:
Cash and cash equivalents	$608.0	$589.3	$531.9	$681.9	$634.0
Investments	8,571.2	7,868.7	7,712.0	7,933.9	7,406.6
Reinsurance recoverable	1,480.0	1,340.3	1,234.5	1,141.1	1,002.9
Total assets (3)	13,511.9	12,418.8	11,942.3	12,025.7	11,117.8
Reserve for losses and loss expenses	6,456.2	5,881.2	5,766.5	5,645.5	5,225.1
Unearned premiums	1,683.3	1,555.3	1,396.3	1,218.0	1,078.4
Total debt (3)	1,315.9	815.3	795.0	794.0	793.5
Total shareholders’ equity	3,532.5	3,778.2	3,519.8	3,326.3	3,149.0

(1)
Other income for the year ended December 31, 2011 includes termination fees (net of expenses) of $101.7 million related to the termination of the previously announced merger agreement with Transatlantic.

(2)	On May 1, 2014, the shareholders' approved a 3-for-1 stock split of the Company's common shares. All historical per share amounts reflect the effect of the stock split.

(3)
The total assets and total debt presented above have been adjusted to reflect the adoption of Accounting Standards Update 2015-03, “Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends existing guidance on the presentation of debt issuance costs in the balance sheets to be recorded as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Under existing U.S. GAAP, capitalized debt issuance costs were capitalized as an asset. As a result of the adoption of ASU 2015-03, debt issuance costs previously included in total assets have been reclassed as a reduction to total debt. The amounts reclassed as of December 31, 2014, 2013, 2012 and 2011 were $2.7 million, $3.5 million, $4.2 million and $4.4 million, respectively.

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

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Labuan, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of December 31, 2015, we had approximately $13.5 billion of total assets, $3.5 billion of total shareholders’ equity and $4.8 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt. Total capital includes our $500 million senior notes we issued in October 2015 that we intend to use to refinance our $500 million senior notes due to mature in August 2016.

During the year ended December 31, 2015, despite challenging market conditions, we continued to selectively grow our insurance business. In our North American Insurance segment, we continued to add scale to our existing lines of business and to build-out our less mature lines of business. The growth in our Global Markets Insurance segment was driven primarily from our acquisitions of the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc (“RSA”), which closed on April 1, 2015. See Note 3 - “Acquisitions” of the audited consolidated financial statements for additional information regarding the RSA acquisitions. The results from the RSA acquisitions are also referred to as the “acquired Asian operations”. Challenging market conditions have persisted for our Reinsurance segment for the past several quarters, and we expect the trend to continue in the near term. As a result, we either did not renew or renewed with lower line sizes on several reinsurance contracts in response to these market conditions.

Our consolidated gross premiums written increased by $157.6 million, or 5.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by the growth in our North American Insurance and Global Markets Insurance segments. Our net income decreased by $406.4 million to $83.9 million compared to the year ended December 31, 2014. The decrease was primarily due to lower underwriting income, driven primarily by higher losses incurred and acquisition costs and realized investment losses primarily due to mark-to-market losses on our fixed maturity and equity security investments.

Recent Developments

On October 29, 2015, we issued $500 million aggregate principal amount of 4.35% senior notes due October 29, 2025, with interest payable April 29th and October 29th each year, commencing April 29, 2016. We intend that the proceeds from these senior notes will be used to refinance the $500 million aggregate principal amount of 7.50% senior notes due August 1, 2016.

We reported net income of $1.8 million for the three months ended December 31, 2015 compared to a net income of $130.5 million for the three months ended December 31, 2014, a decrease of $128.7 million.

The decrease in net income was due to the following:

•
A net reduction in prior year reserve development of $84.2 million. We recognized net unfavorable prior year reserve development of $12.5 million during the three months ended December 31, 2015 compared to net favorable prior year reserve development of $71.7 million during the three months ended December 31, 2014.

•
Higher net realized investment losses of $24.5 million. For the three months ended December 31, 2015 we recognized $38.8 million of realized investment losses compared to realized investment losses of $15.3 million for the three months ended December 31, 2014.

•	Higher underwriting expenses of $15.2 million driven by higher acquisition costs in our North American Insurance and Global Markets Insurance segments.

Partially offsetting the above decreases were the following:

•	Higher net premiums earned in our North American Insurance segment and Global Markets Insurance segment partially offset by lower net premiums earned in our Reinsurance segment.

•	Lower general and administrative expenses driven by lower compensation-related expenses.

Financial Highlights

	Year Ended December 31,
	2015	2014	2013
	($ in millions, except share, per share and percentage data)
Gross premiums written	$3,093.0	$2,935.4	$2,738.7
Net income	83.9	490.3	418.0
Operating income	212.0	415.1	364.1
Basic earnings per share:
Net income	$0.91	$5.03	$4.08
Operating income	$2.29	$4.26	$3.56
Diluted earnings per share:
Net income	$0.89	$4.92	$3.98
Operating income	$2.25	$4.17	$3.47
Weighted average common shares outstanding:
Basic	92,530,208	97,538,319	102,464,715
Diluted	94,174,460	99,591,773	104,865,834
Basic book value per common share	$38.84	$39.28	$35.11
Diluted book value per common share	$37.78	$38.27	$34.20
Annualized return on average equity (ROAE), net income	2.3%	13.4%	12.2%
Annualized ROAE, operating income	5.8%	11.4%	10.6%

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

	Year Ended December 31,
	2015	2014	2013
	($ in millions, except per share data)
Net income	$83.9	$490.3	$418.0
Add after tax effect of:
Net realized investment losses (gains)	116.8	(76.2)	(61.9)
Foreign exchange loss	11.3	1.0	8.0
Operating income	$212.0	$415.1	$364.1
Basic per share data:
Net income	$0.91	$5.03	$4.08
Add after tax effect of:
Net realized investment losses (gains)	1.26	(0.78)	(0.60)
Foreign exchange loss	0.12	0.01	0.08
Operating income	$2.29	$4.26	$3.56
Diluted per share data:
Net income	$0.89	$4.92	$3.98
Add after tax effect of:
Net realized investment losses (gains)	1.24	(0.76)	(0.59)
Foreign exchange loss	0.12	0.01	0.08
Operating income	$2.25	$4.17	$3.47

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of December 31,
	2015	2014	2013
	($ in millions, except share and per share data)
Price per share at period end	$37.19	$37.92	$37.60
Total shareholders’ equity	$3,532.5	$3,778.3	$3,519.8
Basic common shares outstanding	90,959,635	96,195,482	100,253,646
Add:
Unvested restricted share units	819,309	502,506	143,697
Performance based equity awards	591,683	616,641	804,519
Employee share purchase plan	53,514	42,176	55,596
Dilutive options outstanding	1,968,607	2,426,674	2,928,312
Weighted average exercise price per share	$16.87	$16.41	$16.07
Deduct:
Options bought back via treasury method	(892,993)	(1,050,151)	(1,251,687)
Common shares and common share equivalents outstanding	93,499,755	98,733,328	102,934,083
Basic book value per common share	$38.84	$39.28	$35.11
Diluted book value per common share	$37.78	$38.27	$34.20

Annualized return on average equity

Annualized return on average shareholders’ equity (“ROAE”) is calculated using average shareholders’ equity, excluding the average after tax unrealized gains or losses on investments or currency translation adjustments. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity, adjusted for other comprehensive income or loss.

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Opening shareholders’ equity	$3,778.3	$3,519.8	$3,326.3
Add: accumulated other comprehensive loss	—	—	—
Adjusted opening shareholders’ equity	$3,778.3	$3,519.8	$3,326.3
Closing shareholders’ equity	$3,532.5	$3,778.3	$3,519.8
Add: accumulated other comprehensive loss	9.3	—	—
Adjusted closing shareholders’ equity	$3,541.8	$3,778.3	$3,519.8
Average shareholders’ equity	$3,660.1	$3,649.1	$3,423.1
Net income available to shareholders	$83.9	$490.3	$418.0
Annualized return on average shareholders’ equity — net income available to shareholders	2.3%	13.4%	12.2%
Operating income available to shareholders	$212.0	$415.1	$364.0
Annualized return on average shareholders’ equity — operating income available to shareholders	5.8%	11.4%	10.6%

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

Reserve for Losses and Loss Expenses

Reserves for losses and loss expenses by segment as of December 31, 2015 and 2014 were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	December 31,		December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	($ in millions)
Case reserves	$831.1	$937.7	$412.6	$117.8	$434.8	$458.6	$1,678.5	$1,514.1
IBNR	3,167.1	2,868.9	559.8	450.4	1,050.8	1,047.8	4,777.7	4,367.1
Reserve for losses and loss expenses	3,998.2	3,806.6	972.4	568.2	1,485.6	1,506.4	6,456.2	5,881.2
Reinsurance recoverables	(1,211.6)	(1,156.4)	(259.1)	(173.2)	(9.3)	(10.7)	(1,480.0)	(1,340.3)
Net reserve for losses and loss expenses	$2,786.6	$2,650.2	$713.3	$395.0	$1,476.3	$1,495.7	$4,976.2	$4,540.9

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

The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. We implicitly factor into IBNR inflation by assuming an inflation rate consistent with historical trends. The reserve for IBNR is calculated as the ultimate amount of losses and loss expenses less cumulative paid losses and loss expenses and case reserves. Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves.

While management believes that our case reserves and IBNR reserves are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., unfavorable reserve development), and to the extent actual reported losses are less than estimated losses, the carried estimate of ultimate losses will be reduced (i.e., favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined. Determining whether our estimated losses are sufficient to cover all reported and non-reported claims involves a high degree of judgment. It is our practice to address unfavorable loss emergence early in our long-tail lines of business while we tend to recognize favorable loss emergence more slowly in our long-tail lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

In certain lines of business, claims are generally reported and paid within a relatively short period of time (“short-tail lines”) during and following the policy coverage period. This generally enables us to determine with greater certainty our estimate of ultimate losses and loss expenses. The estimate of reserves for our short-tail lines of business and products, such as property, crop, aviation, marine, motor, personal accident and workers compensation catastrophe (re)insurance relies primarily on traditional loss reserving methodologies, utilizing selected paid and reported loss development factors.

Our casualty insurance and casualty reinsurance lines of business include general liability risks, healthcare, professional liability and other specialty risks. Claims may be reported or settled several years after the coverage period has terminated for these lines of business (“long-tail lines”), which increases uncertainties of our reserve estimates in such lines. In addition, our attachment points for these long-tail lines can be relatively high, making reserving for these lines of business more difficult than short-tail lines due to having to estimate whether the severity of the estimated losses will exceed our attachment point. We establish a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks supplemented by our own experience. For expected loss ratio selections, we consider our existing experience supplemented with analysis of loss trends, rate changes and experience of peer companies.

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

During 2015, 2014 and 2013, we adjusted our reliance on actuarial methods utilized for certain casualty lines of business and loss years within each of our operating segments shifting from the expected loss ratio method to the Bornhuetter-Ferguson reported loss method to varying degrees depending on the class of business, for example excess casualty versus primary casualty, and how old the loss year is. Placing greater reliance on more responsive actuarial methods for certain casualty lines of business and loss years within each of our operating segments is a natural progression that allows us to further refine our estimate of the reserve for losses and loss expenses. We believe utilizing only the Bornhuetter-Ferguson reported loss method for certain older loss years will more accurately reflect the reported loss activity we have had thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. We will continue to utilize the expected loss ratio method for the most recent loss years until we have sufficient experience to utilize other acceptable actuarial methodologies.

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

Our expected loss ratios for short-tail lines change from year to year. As our losses from short-tail lines of business are reported relatively quickly, we select our expected loss ratios for the most recent years based upon our actual loss ratios for our older years adjusted for rate changes, inflation, cost of reinsurance and average storm activity. For the short-tail lines, we initially used benchmarks for reported and paid loss emergence patterns. We continue to supplement those benchmark patterns with our actual patterns as appropriate. For the long-tail lines, we continue to use benchmark patterns, although we supplement the benchmark patterns with internal company data as appropriate.

For short-tail lines, the primary assumption that changed during both 2015 as compared to 2014 and 2014 as compared to 2013 as it relates to prior year losses was that actual paid and reported loss emergence patterns were generally less severe than estimated for each year due to lower frequency and severity of reported losses. As a result of this change, we recognized net favorable prior year reserve development in both 2015 and 2014.

During the years ended December 31, 2015, 2014 and 2013, we incurred $60.5 million, $65.0 million and $13.5 million of catastrophe-related losses. We classify catastrophe losses as those losses that result from a major singular event or series of similar events (such as tornadoes) which are assigned a catastrophe loss number by industry data services, where our consolidated net losses are expected to be at least $10 million per loss event or series of similar events and where we believe it is important to our investors’ understanding of our operations.

We will continue to evaluate and monitor the development of these losses and the impact it has on our current and future assumptions. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

The selection of the expected loss ratios for the long-tail lines is our most significant assumption. Due to the lengthy reporting pattern of long-tail lines, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns. For our older loss years that are long-tail lines, the primary assumption that changed during both 2015 as compared to 2014 and 2014 as compared to 2013 as it relates to prior year losses was using the Bornhuetter-Ferguson loss development method for certain casualty lines of business and loss years as discussed previously. This method calculated a lower projected loss ratio based on loss emergence patterns to date. As a result of the change in the expected loss ratio, we recognized net favorable prior year reserve development in 2015, 2014 and 2013. For the years ended December 31, 2015, and 2014, we recorded a decrease in losses and loss expenses of $92.6 million and $159.7 million, respectively, as a result of shifting from the expected loss ratio method to the Bornhuetter-Ferguson method for older loss years. Also during 2015, actual paid and reported loss emergence for our casualty and healthcare lines of business was more severe than estimated in our North American Insurance segment for the 2012 through 2014 loss years. The additions to the 2012 through 2014 loss years are consistent with our practice of addressing unfavorable loss emergence early in our long-tail lines of business. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

Our overall change in the loss reserve estimates related to prior years decreased as a percentage of total carried reserves during 2015. During 2015, we had a net decrease of $81.6 million, or 1.8%, on an opening carried reserve base of $4,540.9 million, net of reinsurance recoverables. During 2014, we had a net decrease of $212.6 million, or 4.7%, on an opening carried reserve base of $4,532.0 million, net of reinsurance recoverables. We believe that these changes are reasonable given the long-tail nature of our business.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long-tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is the reasonably possible variance in the expected loss ratios for older loss years. As of December 31, 2015 and 2014, we believe the reasonably possible variances in our expected loss ratio in percentage points for our loss years are as follows:

	As of December 31,
Loss Year	2015	2014
2007	—%	2.0%
2008	2.0%	4.0%
2009	4.0%	6.0%
2010	6.0%	8.0%
2011	8.0%	10.0%
2012	10.0%	10.0%
2013	10.0%	10.0%
2014	10.0%	10.0%
2015	10.0%	N/A

The change in the reasonably possible variance for the 2007 through 2011 loss years in 2015 compared to 2014 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2015 and additional development of losses. As we gain more information and experience about our losses we are able to refine our estimate of the ultimate loss and as a result the reasonably possible variance in our losses is reduced. We believe the reasonably possible change in our loss reserves for the recent years is appropriate as we are relying on less information and experience about how the losses will ultimately develop compared to the older loss years. The total reasonably possible variance of our expected loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was five percentage points as of December 31, 2015. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide.

If our final casualty insurance and reinsurance loss ratios vary by five percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $830.9 million. This sensitivity analysis is inclusive of the acquired Asian operations. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and total shareholders’ equity of approximately $830.9 million. As of December 31, 2015, this represented approximately 24% of total shareholders’ equity.

In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also increase or decrease by approximately $830.9 million after reinsurance recoverables. If our obligations were to increase, we believe we currently have sufficient cash and investments to meet those obligations.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2015:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$3,998.2	$3,071.7	$4,520.1
Global Markets Insurance	972.4	772.8	1,113.1
Reinsurance	1,485.6	1,184.1	1,706.7
Consolidated(1)	6,456.2	5,120.2	7,230.8

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,786.6	$2,157.0	$3,195.7
Global Markets Insurance	713.3	572.5	824.9
Reinsurance	1,476.3	1,179.8	1,697.4
Consolidated(1)	4,976.2	3,984.2	5,625.7

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Our selection of the actual carried reserves has typically been above the midpoint of the range. As of December 31, 2015, we were 3.6% above the midpoint of the consolidated net loss reserve range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.

Ceded Reinsurance

We cede insurance to external reinsurers in order to limit our maximum loss, to protect against concentration of risk within our portfolio and to manage our exposure to catastrophic events. Because the ceding of insurance does not discharge us from our primary obligation to the insureds, we remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements. Therefore, we regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No material provision has been made for unrecoverable reinsurance as of December 31, 2015 and 2014 as we believe that all reinsurance balances will be recovered.

When we reinsure a portion of our exposures, we pay reinsurers a portion of premiums received on the reinsured policies. The following table illustrates our gross premiums written, ceded premiums written and net premiums written:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Gross premiums written	$3,093.0	$2,935.4	$2,738.7
Premiums ceded	(645.0)	(613.4)	(618.2)
Net premiums written	$2,448.0	$2,322.0	$2,120.5
Ceded as a percentage of gross	20.9%	20.9%	22.6%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Ceded premiums written	$(645.0)	$(613.4)	$(618.2)
Ceded premiums earned	$(630.5)	$(593.6)	$(554.6)
Losses and loss expenses ceded	328.1	296.8	243.5
Acquisition costs ceded	152.3	142.8	121.1

We had net cash outflows relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $214.1 million, $261.8 million and $294.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The net cash outflows in all years are reflective of fewer losses that were recoverable under our reinsurance coverages than we paid in premiums.

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

The examples below illustrate the types of treaty reinsurance arrangements in force at December 31, 2015:

•
General Property:   We have purchased both quota share reinsurance for our general property business written in our North American Insurance and Global Markets Insurance segments, as well as excess-of-loss cover and dual-trigger industry loss warranties (“ILWs”) providing protection for specified classes of catastrophe. We have also purchased a limited amount of facultative reinsurance, which provides cover for specified general property policies.

•
General Casualty:   We have purchased quota share reinsurance for our general casualty business in our North American Insurance and Global Markets Insurance segments. At year-end 2015, the percentage ceded varied by location of writing office, with a larger cession being effective for policies written in our Global Markets Insurance segment.

•
Professional Liability:   For professional liability policies, including healthcare, our reinsurance varied by writing office and by policy type. We utilize both excess-of-loss and quota share reinsurance across our offices.

•	Specialty: We purchased both quota share and excess-of-loss reinsurance protection for our various specialty classes of business in our North American Insurance and Global Market Insurance segments.

The following table illustrates our reinsurance recoverable as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	($ in millions)
Ceded case reserves	$254.6	$232.6
Ceded IBNR reserves	1,225.4	1,107.7
Reinsurance recoverable	$1,480.0	$1,340.3

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

As of December 31, 2015, approximately 99% of ceded case reserves and ceded IBNR reserves were recoverable from reinsurers who had an A.M. Best rating of “A” or higher. The following table shows a breakdown of our reinsurance recoverables by credit rating as of December 31, 2015:

	As of December 31, 2015
A.M. Best Rating:	Ceded Case Reserves	Ceded IBNR	Reinsurance Recoverable	Reinsurance Recoverable on Paid Losses	Total Recoverables(1)	Collateral
	($ in millions)
A++	$22.2	$59.2	$81.4	$1.2	$82.6	$1.4
A+	127.9	769.1	897.0	53.1	950.1	125.5
A	101.0	385.4	486.4	34.5	520.9	28.9
A-	0.2	4.2	4.4	0.2	4.6	—
B++	—	—	—	—	—	—
NR	3.4	7.4	10.8	7.4	18.2	22.9
Total	$254.6	$1,225.4	$1,480.0	$96.4	$1,576.4	$178.7
(1) Includes the sum of reinsurance recoverables and reinsurance recoverables on paid losses.

We determine what portion of the losses will be recoverable under our reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of case reserves and IBNR reserves.

The following table shows our reinsurance recoverables by operating segment as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	($ in millions)
North American Insurance	$1,211.6	$1,156.4
Global Markets Insurance	259.1	173.2
Reinsurance	9.3	10.7
Total	$1,480.0	$1,340.3

Our reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves. The reasonably possible variance of our expected ceded loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was six percentage points as of December 31, 2015.

If our final casualty insurance ceded loss ratios vary by six percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $243.0 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and shareholders’ equity of approximately $243.0 million. As of December 31, 2015, this amount represented approximately 7% of total shareholders’ equity.

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

As of December 31, 2015, our changes in quota share premium estimates have been adjustments of 0.2%, 2.3% and 7.7% for the 2014, 2013 and 2012 treaty years, respectively. For the 2015 treaty year, if we assume the average change of premium estimates for the past three years was a 3% change, then it is reasonably likely that our gross premiums written in our Reinsurance segment would increase or decrease by $12.9 million over the next three years. There would also be a related increase or decrease in loss and loss expenses and acquisition costs due to the increase or decrease in gross premiums written.

Total premiums estimated on quota share reinsurance contracts for the years ended December 31, 2015, 2014 and 2013 represented approximately 12%, 15% and 16%, respectively, of consolidated gross premiums written.

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial assets held as of December 31, 2015 and what level within the U.S. GAAP fair value hierarchy the valuation technique resides.

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

Derivative instruments:   The fair values of foreign exchange contracts and interest rate futures and swaps are priced from quoted market prices for similar exchange-traded derivatives and pricing valuation models that utilize independent market data inputs. The fair values of derivatives are included in the Level 2 fair value hierarchy.

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2015 and 2014:

	As of December 31, 2015			As of December 31, 2014
	Fair Value	Percentage of Total	Fair Value Hierarchy Level	Fair Value	Percentage of Total	Fair Value Hierarchy Level
	($ in millions)			($ in millions)
Barclays indices	$4,227.3	58.7%	1 and 2	$3,848.9	63.4%	1 and 2
Interactive Data Pricing	1,109.5	15.4%	1 and 2	571.4	9.4%	2
Reuters pricing service	632.3	8.8%	2	762.6	12.6%	2
Standard & Poor's	401.3	5.6%	2	168.0	2.8%	2
International indices	231.1	3.2%	2	56.1	0.9%	2
Broker-dealer quotes	169.1	2.3%	3	237.2	3.9%	3
Other sources	430.9	6.0%	1 and 2	424.8	7.0%	2
	$7,201.5	100.0%		$6,069.0	100.0%

The following summarizes the valuation techniques used by each of our major pricing sources:

Barclays indices:   We use Barclays indices to price our U.S. and non-U.S. government, U.S. and non-U.S. government agencies, corporate debt, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Barclays indices use in determining its prices which include among others, treasury yields, new issuance and secondary trades, information provided by broker-dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. For U.S. government securities, traders that act as market makers are the primary source of pricing; as such, for U.S. government securities we believe the Barclays indices reflect quoted prices (unadjusted) for identical securities in active markets.

Interactive Data Pricing:   We use Interactive Data Pricing to price our U.S. government agencies, municipalities, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that Interactive Data Pricing uses in determining its prices which include among others, benchmark yields, reported trades and issuer spreads.

Reuters pricing service:   We use the Reuters pricing service to price our U.S. and non-U.S. government agencies, corporate debt, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that the Reuters pricing service uses in determining its prices which include among others, option-adjusted spreads, treasury yields, new issuance and secondary trades, sector and issuer level spreads, underlying collateral and prepayment speeds.

Standard & Poor's Pricing: We use Standard & Poor's to price our states, municipalities and political subdivisions securities. The prices are obtained from the new issue market.

International indices:   We use international indices, which include the FTSE, and the HSBC Index, to price our non-U.S. government and government agencies securities. The observable inputs used by international indices to determine their prices are based on new issuance and secondary trades and information provided by broker-dealers.

Broker-dealer quotes:   We also utilize broker-dealers to price our agency and non-agency mortgage-backed and asset-backed securities. The pricing sources include JP Morgan Securities Inc., Deutsche Bank Securities Inc., Morgan Stanley and Co., Citigroup Global Markets Inc. and other broker-dealers. When broker-dealer quotes are utilized it is primarily due to the fact that the particular broker-dealer was involved in the initial pricing of the security.

Other sources:   We utilize other indices and pricing services to price various securities. These sources use observable inputs consistent with indices and pricing services discussed above.

We utilize independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, we obtained two or more prices per security as of December 31, 2015. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker quotes, we also obtain prices from our investment portfolio managers and other sources (e.g., another pricing vendor), and compare the prices obtained from the independent pricing sources to those obtained from our investment portfolio managers and other sources. We investigate any material differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2015.

There have been no material changes to any of our valuation techniques from those used as of December 31, 2014. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

Goodwill and Other Intangible Asset Impairment Valuation

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets, other than goodwill, may consist of distribution channels, renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States. The following is a summary of our goodwill and other intangible assets as of December 31, 2015 and 2014:

				Carrying Value As of December, 31,
Source of Goodwill or Intangible Asset	Year Acquired	Finite or Indefinite	Estimated Useful Life	2015	2014
				($ in millions)
Goodwill(1)	2008	Indefinite	N/A	$3.9	$3.9
Goodwill(2)	2008	Indefinite	N/A	264.5	264.5
Goodwill(3)	2014	Indefinite	N/A	9.9	9.9
Goodwill(4)	2015	Indefinite	N/A	107.4	—
Goodwill(5)	2015	Indefinite	N/A	2.5	—
Total goodwill				$388.1	$278.3
Insurance licenses(6)	2002	Indefinite	N/A	$3.9	$3.9
Insurance licenses(1)	2008	Indefinite	N/A	12.0	12.0
Insurance licenses(2)	2008	Indefinite	N/A	8.0	8.0
Distribution channels(2)	2008	Finite	15 years	19.8	22.4
Distribution channels(4)	2015	Finite	18 years	61.2	—
Customer renewals(4)	2015	Finite	5 years	10.2	—
Customer renewals(5)	2015	Finite	5 years	1.4	—
Total intangible assets				$116.6	$46.3

(1)	Related to the acquisition of Finial Insurance Company.

(2)	Related to the acquisition of Allied World Underwriters, Inc. (“AW Underwriters”) (f/k/a Darwin Professional Underwriters, Inc.).

(3)	Related to the acquisition of the remaining interest in a claims administration services company we did not own.

(4)	Related to the acquisitions of the Hong Kong, Singapore and Labuan operations of RSA.

(5)	Related to the acquisition of Latin American Underwriters Holding Ltd. (“LAU”).

(6)	Related to the acquisition of Allied World National Assurance Company and Allied World Assurance Company (U.S.) Inc.

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

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant events such as changes in management, key personnel, strategy or customers; contemplation of bankruptcy; or litigation;

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

For indefinite lived intangible assets we do not amortize the intangible asset but test these intangible assets for impairment by comparing the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. We assessed whether any of the significant inputs used to determine the fair value of the indefinite lived intangible assets are impaired considering the factors noted above. As a result of our evaluation, we determined that there was no impairment to the carrying value of our indefinite lived intangible assets for the year ended December 31, 2015.

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

We have determined that the goodwill arising from the acquisition of AW Underwriters and the claims administration services company should be allocated to the U.S. insurance operations reporting unit of the North American Insurance segment as the assets employed and the liabilities relate to the U.S. insurance operations. All the insurance operations of AW Underwriters and the claims administration services company are included in the North American Insurance segment.

We have determined that the goodwill arising from the acquisition of the Hong Kong, Singapore and Labuan operations of RSA should be allocated to the Asia insurance operations reporting unit of the Global Markets Insurance segment as the assets employed and the liabilities relate to the Asia insurance operations. All the insurance operations of the acquired RSA branches are included in the Global Markets Insurance segment.

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

During 2015, we elected to bypass the qualitative assessment and performed the first step of the goodwill impairment test.

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

During the fourth quarter of 2015, we changed our annual impairment test date from September 30th to October 1st. We believe the change in impairment test date is preferable as it aligns to the quarter in which we perform the impairment test, which is during the fourth quarter of each year. This change does not result in any delay, acceleration or avoidance of impairment.

Based on our analysis, the point estimate fair value of the U.S. insurance operations reporting unit, using both a discounted cash flow model and market multiple model, was in excess of its carrying value by approximately 16% as of the October 1, 2015 measurement date. As a result of this analysis, we concluded there was no implied goodwill impairment, and therefore, no step two goodwill impairment testing was required.

Based on our analysis, the point estimate fair value of the Asia insurance operations reporting unit, using both a discounted cash flow model and market multiple model, was in excess of its carrying value as of the October 1, 2015 measurement date. Given the acquisitions that generated the goodwill allocated to the Asia insurance operations reporting unit occurred during the current year, the fair value of the reporting unit was higher than its carrying value. This is consistent with our expectations since the acquisitions occurred on April 1, 2015. As a result of this analysis, we concluded there was no implied goodwill impairment, and therefore, no step two goodwill impairment testing was required.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Revenues
Gross premiums written	$3,093.0	$2,935.4	$2,738.7
Net premiums written	$2,448.0	$2,322.0	$2,120.5
Net premiums earned	$2,488.4	$2,182.7	$2,005.9
Net investment income	182.1	176.9	157.6
Net realized investment (losses) gains	(127.6)	89.0	59.5
Other income	3.5	2.1	—
	$2,546.4	$2,450.7	$2,223.0
Expenses
Net losses and loss expenses	$1,586.3	$1,199.2	$1,123.2
Acquisition costs	375.4	295.1	252.7
General and administrative expenses	406.3	365.7	352.3
Other expense	6.2	8.6	—
Amortization and impairment of intangible assets	9.8	2.5	2.5
Interest expense	61.4	57.8	56.5
Foreign exchange loss	11.3	1.0	8.0
	$2,456.7	$1,929.9	$1,795.2
Income before income taxes	89.7	520.8	427.8
Income tax expense	5.8	30.5	9.8
Net income	$83.9	$490.3	$418.0

Ratios
Loss and loss expense ratio	63.7%	54.9%	56.0%
Acquisition cost ratio	15.1%	13.5%	12.6%
General and administrative expense ratio	16.3%	16.8%	17.6%
Expense ratio	31.4%	30.3%	30.2%
Combined ratio	95.1%	85.2%	86.2%

Comparison of Years Ended December 31, 2015 and 2014

Premiums

Gross premiums written increased by $157.6 million, or 5.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The overall increase in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written in our North American Insurance segment increased by $99.0 million, or 5.8%, for the year ended December 31, 2015 compared to 2014. The increase in gross premiums written was primarily due to growth in our casualty, professional liability and programs lines of business due to increased premiums on renewals and new business, and growth in our specialty lines of business due to new business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare and our property lines of business, that did not meet our underwriting requirements, and decreased premiums on renewals;

•
Global Markets Insurance: Gross premiums written in our Global Markets Insurance segment increased by $195.8 million, or 69.8%, for the year ended December 31, 2015 compared to 2014. The increase was primarily due to gross premiums written of $182.1 million from the acquired Asian operations partially offset by the impact of foreign currency movements during the year; and

•
Reinsurance: Gross premiums written in our Reinsurance segment decreased by $137.2 million, or 14.6%, for the year ended December 31, 2015 compared to 2014. The decrease was primarily due to lower premiums written across each line of business. The decrease for each line of business was driven by non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriting location for each of the years indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$1,893.4	$1,795.6	$97.8	5.4%
Bermuda	543.6	640.9	(97.3)	(15.2)%
Europe	326.9	318.6	8.3	2.6%
Asia Pacific	313.1	167.3	145.8	87.1%
Canada	16.0	13.0	3.0	23.1%
	$3,093.0	$2,935.4	$157.6	5.4%

Net premiums written increased by $126.0 million, or 5.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net premiums written was consistent with the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.9% of gross premiums written for both the years ended December 31, 2015 and 2014. The ceded premiums written for the year ended December 31, 2015 included a higher cost for our property catastrophe reinsurance coverage offset by retaining more of our gross premiums written in both of our North American Insurance and Global Markets Insurance segments in the current period than in the prior period. The cost of our current property catastrophe reinsurance coverage, which was effective May 1, 2015, was higher than our prior coverage as we purchased additional coverage, for both world-wide and North American perils, and also purchased dual-trigger ILWs which we did not purchase in the prior year.

Net premiums earned increased by $305.7 million, or 14.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of higher premiums earned in the North American Insurance and Global Markets Insurance segments, including $160.9 million from our acquired Asian operations, partially offset by lower net premiums earned in our Reinsurance segment.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
North American Insurance	58.7%	58.4%	52.3%	51.0%
Global Markets Insurance	15.4%	9.6%	14.7%	7.4%
Reinsurance	25.9%	32.0%	33.0%	41.6%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $5.2 million, or 2.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to higher interest income in the current year from our fixed maturity investments and higher returns from our hedge fund and private equity investments. These increases were partially offset by lower income from our other private securities due to an other-than-temporary impairment of $6.3 million related to one of our equity method investments. The book yield of the investment portfolio for both the years ended December 31, 2015 and 2014 was 2.1%. Our average duration increased from 2.0 years as of December 31, 2014 to 2.6 years as of December 31, 2015.

Realized Investment (Losses) Gains

Net realized investment (losses) gains were comprised of the following:

	Year Ended December 31,
	2015	2014
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$15.1	$30.9
Equity securities, trading	33.4	46.2
Other invested assets: hedge funds and private equity, trading	25.5	70.1
Derivatives	(11.8)	(35.5)
Total net realized gains on sale	62.2	111.7

Mark-to-market (losses) gains:
Fixed maturity investments, trading	(126.3)	(1.7)
Equity securities, trading	(41.7)	0.4
Other invested assets: hedge funds and private equity, trading	(18.1)	(17.9)
Derivatives	(3.7)	(3.5)
Total mark-to-market losses	(189.8)	(22.7)
Net realized investment (losses) gains	$(127.6)	$89.0

The total return of our investment portfolio, which combines net investment income and realized investment gains or losses, was 0.6% and 3.1% for the years ended December 31, 2015 and 2014, respectively. The decrease in total return was primarily due to mark-to-market losses on our fixed maturity investments and equity securities. The mark-to-market losses on our fixed maturity investments were due to higher interest rates and widening credit spreads and the mark-to-market losses on our equity securities were due to volatility in the equity markets, particularly during the three months ended September 30, 2015.

Other Income

Other income represents the revenue from our third-party claims administration services that we acquired in 2014.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $387.1 million, or 32.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
	($ in millions)
Non-catastrophe	$1,607.4	64.6%	$1,346.8	61.7%	$260.6	(2.9) pts.
Property catastrophe	60.5	2.4	65.0	3.0	(4.5)	0.6
Current year	1,667.9	67.0	1,411.8	64.7	256.1	(2.3)
Prior year	(81.6)	(3.3)	(212.6)	(9.8)	131.0	(6.5)
Net losses and loss expenses	$1,586.3	63.7%	$1,199.2	54.9%	$387.1	(8.8) pts.

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to the overall growth of our operations, including the acquired Asian operations, and higher loss ratios for certain classes of business partially offset by a reduction in IBNR loss reserves due to lower than expected property losses in our Reinsurance segment.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2015, we incurred $25.0 million in property catastrophe losses and loss expenses related to windstorms that occurred in the New South Wales region of Australia and $35.5 million related to explosions in the port of Tianjin, China. During the year ended December 31, 2014, we incurred $65.0 million in catastrophe-related losses. The catastrophe related losses during 2014 were related to Hurricane Odile ($18.0 million), hailstorm in Brisbane, Australia ($12.5 million), Property Claims Services designated storm #45 in the Midwestern U.S. (“PCS storm #45”) ($12.5 million), Windstorm Ela ($12.0 million) and Typhoon Rammasun ($10.0 million).

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $81.6 million during the year ended December 31, 2015 compared to net favorable reserve development of $212.6 million for the year ended December 31, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2015
	2009 and prior	2010	2011	2012	2013	2014	Total
	($ in millions)
North American Insurance	$(17.7)	$(24.5)	$(28.5)	$19.9	$20.4	$32.1	$1.7
Global Markets Insurance	(11.5)	(11.3)	(3.4)	2.6	(2.3)	1.1	(24.8)
Reinsurance	(8.9)	(19.9)	(2.2)	9.2	14.5	(51.2)	(58.5)
	$(38.1)	$(55.7)	$(34.1)	$31.7	$32.6	$(18.0)	$(81.6)

For the year ended December 31, 2015, we recognized net favorable prior year reserve development primarily due to lower than expected loss emergence in our Global Markets Insurance and Reinsurance segments. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the property, professional liability and casualty lines of business, partially offset by unfavorable prior year reserve development in the specialty and other line of business from the 2013 loss year. The net favorable reserve development in the Reinsurance segment was primarily related to the property and casualty reinsurance lines of business. The net unfavorable prior year reserve development for the North American Insurance segment primarily related to net unfavorable prior year development in the healthcare and casualty lines of business mainly from the 2012 through 2014 loss years partially offset by favorable prior year reserve development in the professional liability, programs and property lines of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
North American Insurance	$(41.8)	$(54.7)	$(27.7)	$10.4	$13.2	$32.2	$(68.4)
Global Markets Insurance	(20.3)	(12.2)	(13.7)	(6.9)	3.2	(3.7)	(53.6)
Reinsurance	(2.9)	(2.5)	(2.8)	(10.1)	1.7	(74.0)	(90.6)
	$(65.0)	$(69.4)	$(44.2)	$(6.6)	$18.1	$(45.5)	$(212.6)

The net unfavorable prior year reserve development in our North American Insurance segment for the 2011 through 2013 loss years was primarily related to our healthcare line of business. The net favorable reserve development in our Reinsurance segment primarily related to our property line of business for the 2013 loss year.

The following table shows the components of net losses and loss expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,		Dollar Change
	2015	2014
	($ in millions)
Net losses paid	$1,387.6	$1,173.3	$214.3
Net change in reported case reserves	(20.4)	3.4	(23.8)
Net change in IBNR	219.1	22.5	196.6
Net losses and loss expenses	$1,586.3	$1,199.2	$387.1

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables:

	Year Ended December 31,
	2015	2014
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,540.9	$4,532.0
Acquisition of net reserves for losses and loss expenses	259.3	—
Incurred related to:
Current year non-catastrophe	1,607.4	1,346.8
Current year property catastrophe	60.5	65.0
Prior year	(81.6)	(212.6)
Total incurred	1,586.3	1,199.2
Paid related to:
Current year non-catastrophe	171.5	153.1
Current year property catastrophe	14.5	18.7
Prior year	1,201.6	1,001.5
Total paid	1,387.6	1,173.3
Foreign exchange revaluation	(22.7)	(17.0)
Net reserve for losses and loss expenses, December 31	4,976.2	4,540.9
Losses and loss expenses recoverable	1,480.0	1,340.3
Reserve for losses and loss expenses, December 31	$6,456.2	$5,881.2

The net reserves for losses and loss expenses acquired relates to the acquired Asian operations.

Acquisition Costs

Acquisition costs increased by $80.3 million, or 27.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Global Markets Insurance segments, including the additional amortization of the insurance-related intangible asset recorded from the acquisitions of the RSA operations. Acquisition costs as a percentage of net premiums earned were 15.1% for the year ended December 31, 2015 compared to 13.5% for 2014. The increase in the acquisition cost ratio was primarily driven by lower ceding commission income due to restructuring some of our underlying reinsurance programs in our North American Insurance and Global Markets Insurance segments and higher ceding commissions paid to cedents in our Reinsurance segment.

General and Administrative Expenses

General and administrative expenses increased by $40.6 million, or 11.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in general and administrative expenses was the result of costs related to the acquired Asian operations of $34.6 million, higher salary-related costs due to higher headcount and higher building-related costs. These increases were partially offset by lower performance-based compensation. Our general and administrative expense ratio was 16.3% for the year ended December 31, 2015 compared to 16.8% for the year ended December 31, 2014.

Other Expense

Other expense is comprised of the expenses of our third-party claims administration services that we acquired in the prior year of $2.7 million that are included in our North American Insurance segment, transaction-related costs of $2.5 million incurred for the acquisition of the Hong Kong and Singapore operations of RSA included in our Global Markets Insurance segment and an unrealized loss of $1.0 million recorded on an ILW derivative in our Reinsurance segment.

Amortization and Impairment of Intangible Assets

The amortization and impairment of intangible assets increased by $7.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due to the intangible assets acquired during 2015 related to the RSA and LAU acquisitions, as well as an impairment of $1.4 million recorded related to the customer renewal intangibles from the acquisition of LAU. The trade credit business that is underwritten by LAU underperformed during the current year due to increased frequency of reported losses and as a result the customer renewal intangible asset was impaired.

Interest Expense

Interest expense increased by $3.6 million, or 6.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in interest expense was due to the accrued interest related to the senior notes issued in October 2015. We expect interest expense to be lower in future periods, once we repay the 2006 Senior Notes on August 1, 2016, as the interest rate on the 2015 Senior notes is 4.35% compared to 7.50% for the 2006 Senior Notes.

Foreign Exchange Loss

The foreign exchange loss increased by $10.3 million, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was the result of a loss recorded to the close out of the foreign currency forward contract we entered into to economically hedge a portion of our foreign currency exposure related to the consideration paid for the Hong Kong and Singapore operations of RSA and the strengthening of the U.S. dollar relative to other major currencies during the current year.

Income Tax Expense

Corporate income tax expense or benefit is generated through our operations in Australia, Canada, Europe, Hong Kong, Singapore, Labuan and the United States. Our income tax expense or benefit may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods principally due to the geographic location of the business written, the mix of business and the profitability of such business; the geographic location of investment income; the geographic location of net losses and loss expenses incurred; and the amount of inter-company reinsurance utilized for rating agency purposes.

Income tax expense decreased by $24.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in income tax expense was primarily due to lower taxable income in our U.S. operations driven by higher investment losses.

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

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Year Ended December 31,
	2014	2013
	($ in millions)
Net realized gains on sale:
Fixed maturity investments, trading	$30.9	$30.6
Equity securities, trading	46.2	48.9
Other invested assets: hedge funds and private equity, trading	70.1	27.8
Derivatives	(35.5)	0.4
Total net realized gains on sale	111.7	107.7
Mark-to-market (losses) gains:
Fixed maturity investments, trading	(1.7)	(117.6)
Equity securities, trading	0.4	4.3
Other invested assets: hedge funds and private equity, trading	(17.9)	56.0
Derivatives	(3.5)	9.1
Total mark-to-market (losses) gains	(22.7)	(48.2)
Net realized investment gains	$89.0	$59.5

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

Other Income

Other income represents the revenue of our third-party claims administration services that we acquired in 2014.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $76.0 million, or 6.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
	($ in millions)
Non-catastrophe	$1,346.8	61.6%	$1,290.0	64.3%	$56.8	2.7 pts.
Property catastrophe	65.0	3.0	13.5	0.7	51.5	(2.3)
Current year	1,411.8	64.6	1,303.5	65.0	108.3	0.4
Prior year	(212.6)	(9.7)	(180.3)	(9.0)	(32.3)	0.7
Net losses and loss expenses	$1,199.2	54.9%	$1,123.2	56.0%	$76.0	1.1 pts.

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The current year non-catastrophe losses and loss expenses increased by $56.8 million primarily due to the growth of our operations across each of our operating segments. The improvement in the current year non-catastrophe losses and loss expense ratio was primarily due to lower reported large non-catastrophe property losses and a higher reduction in IBNR loss reserves for current year property losses during the year ended December 31, 2014 compared to the year ended December 31, 2013 in our Reinsurance segment.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2014, we incurred $65.0 million in catastrophe-related losses compared to $13.5 million of catastrophe-related losses during the year ended December 31, 2013. The catastrophe related losses during 2014 were related to Hurricane Odile ($18.0 million), hailstorm in Brisbane, Australia ($12.5 million), PCS storm #45 ($12.5 million), Windstorm Ela ($12.0 million) and Typhoon Rammasun ($10.0 million). Of the $65.0 million of catastrophe-related losses incurred during the year ended December 31, 2014, $4.0 million, $11.0 million and $50.0 million was incurred in our North American Insurance, Global Markets Insurance and Reinsurance segments, respectively. The catastrophe-related losses during 2013 were related to Typhoon Fitow in China, which was incurred in our Reinsurance segment.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $212.6 million during the year ended December 31, 2014 compared to net favorable reserve development of $180.3 million for the year ended December 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
North American Insurance	$(41.8)	$(54.7)	$(27.7)	$10.4	$13.2	$32.2	$(68.4)
Global Markets Insurance	(20.3)	(12.2)	(13.7)	(6.9)	3.2	(3.7)	(53.6)
Reinsurance	(2.9)	(2.5)	(2.8)	(10.1)	1.7	(74.0)	(90.6)
	$(65.0)	$(69.4)	$(44.2)	$(6.6)	$18.1	$(45.5)	$(212.6)

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2007 and prior	2008	2009	2010	2011	2012	Total
	($ in millions)
North American Insurance	$(58.0)	$(40.7)	$(17.8)	$(29.1)	$27.5	$72.1	$(46.0)
Global Markets Insurance	(20.5)	(4.8)	(5.4)	(3.3)	(1.9)	(2.4)	(38.3)
Reinsurance	(8.3)	(6.7)	(3.2)	(5.2)	(18.8)	(53.8)	(96.0)
	$(86.8)	$(52.2)	$(26.4)	$(37.6)	$6.8	$15.9	$(180.3)

The net unfavorable reserve development for the 2011 and 2012 loss years for our North American Insurance segment was due to higher than expected loss emergence, primarily in our private/not for profit directors and officers ("D&O"), healthcare and errors and omissions ("E&O") products. The healthcare emergence was largely driven by several claims, as well as higher than expected loss emergence on reported claims. The emergence in the E&O and private/not for profit D&O was due to higher than expected loss frequency.

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

Acquisition Costs

Acquisition costs increased by $42.4 million, or 16.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in acquisition costs was primarily due to higher acquisition costs in our North American Insurance and Reinsurance segments. Acquisition costs as a percentage of net premiums earned were 13.5% for the year ended December 31, 2014 compared to 12.6% for 2013. The increase in the acquisition cost ratio was primarily driven by the increased profit commissions we paid related to our collateralized property catastrophe reinsurance program in our Reinsurance segment, as well as higher commissions charged by brokers in our North American Insurance segment.

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

Global Markets Insurance Segment. The Global Markets Insurance segment includes our direct specialty insurance operations in Europe and Asia Pacific, which includes offices in Dublin, Hong Kong, London, Singapore and Sydney, and a Lloyd's coverholder operation in Miami, which services business for Latin America and the Caribbean. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts.

Reinsurance Segment. Our Reinsurance segment has operations in Bermuda, Labuan, London, Singapore, the United States and Zug. This segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

North American Insurance Segment

The following table summarizes the underwriting results and associated ratios for the North American Insurance segment for each of the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Revenues
Gross premiums written	$1,815.3	$1,716.3	$1,572.4
Net premiums written	1,358.1	1,230.8	1,082.4
Net premiums earned	1,301.4	1,111.1	1,023.0
Expenses
Net losses and loss expenses	$910.2	$683.8	$651.3
Acquisition costs	139.5	105.9	94.9
General and administrative expenses	224.7	219.7	209.0
Underwriting income	$27.0	$101.7	$67.8
Other insurance-related revenue	3.5	2.1	—
Other insurance-related expenses	2.7	1.9	—
Segment income	$27.8	$101.9	$67.8
Ratios
Loss and loss expense ratio	69.9%	61.5%	63.7%
Acquisition cost ratio	10.7%	9.5%	9.3%
General and administrative expense ratio	17.3%	19.8%	20.4%
Expense ratio	28.0%	29.3%	29.7%
Combined ratio	97.9%	90.8%	93.4%

Comparison of Years Ended December 31, 2015 and 2014

Premiums.   Gross premiums written increased by $99.0 million, or 5.8%, for the year ended December 31, 2015 compared to 2014. The increase in gross premiums written was primarily due to growth in our casualty, professional liability and programs lines of business due to increased premiums on renewals and new business, and growth in our specialty lines of business due to new business. This growth was partially offset by the non-renewal of business, particularly in certain classes within our healthcare and our property lines of business, that did not meet our underwriting requirements, and decreased premiums on renewal.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
U.S.	$1,439.4	$1,309.2	$130.2	9.9%
Bermuda	359.9	394.2	(34.3)	(8.7)%
Canada	16.0	12.9	3.1	24.0%
	$1,815.3	$1,716.3	$99.0	5.8%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Casualty	$601.0	$549.4	$51.6	9.4%
Professional liability	424.9	412.6	12.3	3.0%
Property	286.3	291.1	(4.8)	(1.6)%
Programs	191.6	159.5	32.1	20.1%
Healthcare	171.7	203.7	(32.0)	(15.7)%
Specialty and other(1)	139.8	100.0	39.8	39.8%
	$1,815.3	$1,716.3	$99.0	5.8%

________________________
(1) Includes our environmental, primary construction, surety, trade credit and product recall lines of business.

Net premiums written increased by $127.3 million, or 10.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net premiums written was primarily due to higher gross premiums written and lower premiums ceded. The reduction in premiums ceded was primarily due to lower cessions in our professional liability line of business. We ceded 25.2% of gross premiums written for the year ended December 31, 2015 compared to 28.3% for 2014. The decrease in the ceded written percentage was primarily due to retaining more of our gross premiums written in several lines of business in the current period than in the prior period.

Net premiums earned increased by $190.3 million, or 17.1%, for the year ended December 31, 2015 compared to 2014. The increase was due to the continued growth of our U.S. insurance operations and the impact of retaining more of our premiums in the current period than in the prior period.

Net losses and loss expenses.   Net losses and loss expenses increased by $226.4 million, or 33.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$906.0	69.6%	$748.2	67.3%	$157.8	(2.3	) pts.
Property catastrophe	2.5	0.2%	4.0	0.4%	(1.5)	0.2
Current year	908.5	69.8%	752.2	67.7%	156.3	(2.1)
Prior year	1.7	0.1%	(68.4)	(6.2)%	70.1	(6.3)
Net losses and loss expenses	$910.2	69.9%	$683.8	61.5%	$226.4	(8.4	) pts.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses, and the related increase in the losses and loss expenses ratio, was primarily due to growth, mix of the business, higher net loss ratios in our casualty and healthcare lines of business and higher non-catastrophe property losses in the current period compared to the prior period.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2015, we incurred $2.5 million of property catastrophe losses related to explosions in the port of Tianjin, China. During the year ended December 31, 2014, we incurred $4.0 million of catastrophe-related losses from Hurricane Odile.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net unfavorable reserve development of $1.7 million during the year ended December 31, 2015 compared to net favorable reserve development of $68.4 million for the year ended December 31, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2015
	2009 and prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(22.0)	$(5.8)	$(6.4)	$15.6	$16.5	$2.2	$0.1
Professional liability	13.5	(14.3)	(19.6)	(9.7)	(6.5)	17.2	(19.4)
Property	(1.8)	0.1	(1.2)	(3.6)	(5.5)	(1.8)	(13.8)
Programs	(2.9)	(3.4)	(5.5)	(3.6)	(2.7)	—	(18.1)
Healthcare	(4.5)	(1.0)	4.2	21.0	18.6	11.5	49.8
Specialty and other	—	(0.1)	—	0.2	—	3.0	3.1
	$(17.7)	$(24.5)	$(28.5)	$19.9	$20.4	$32.1	$1.7

For the year ended December 31, 2015, the net unfavorable prior year reserve development is comprised of the following:

•
Net unfavorable prior year reserve development for the healthcare line of business for the 2011 through 2014 loss years was primarily due to adverse development above our previous expectations and higher than expected frequency of losses.

•	Net unfavorable prior year reserve development for the casualty line of business for the 2012 and 2013 loss years was primarily due to higher than expected frequency of losses.

•
Net favorable prior year reserve development primarily related to our professional liability, property and programs lines of business due to lower than expected loss emergence. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on several large claims in the current period. The net unfavorable prior year reserve development for the 2014 loss year was primarily due to a single claim in the mergers and acquisitions line of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$6.1	$(11.4)	$(2.1)	$(2.1)	$2.8	$8.4	$1.7
Professional liability	(32.1)	(40.9)	(8.7)	0.5	7.7	5.9	(67.6)
Property	(0.7)	(0.5)	0.9	(3.6)	(6.4)	(6.3)	(16.6)
Programs	0.6	(4.5)	(2.0)	(4.5)	(0.2)	(1.5)	(12.1)
Healthcare	(15.7)	2.6	(15.6)	19.8	8.0	25.7	24.8
Specialty and other	—	—	(0.2)	0.3	1.3	—	1.4
	$(41.8)	$(54.7)	$(27.7)	$10.4	$13.2	$32.2	$(68.4)

The net unfavorable prior year reserve development for the 2011 through 2013 loss years was primarily related to our healthcare line of business primarily due to higher than expected loss frequency and severity. The net favorable development in our professional liability line of business was primarily related to our public D&O class of business due to favorable development on reported claims in the 2006 through 2009 loss years partially offset by adverse development on reported claims in the 2005 loss year.

Acquisition costs.   Acquisition costs increased by $33.6 million, or 31.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was driven by the growth in net premiums earned, an increase in other acquisition-related costs, an increase in average broker commissions and lower ceding commission income due to restructuring some of our underlying reinsurance programs. The acquisition cost ratio increased to 10.7% for the year ended December 31, 2015 from 9.5% for 2014 due to the increase in other acquisition-related costs, higher commissions charged by brokers and lower ceding commission income.

General and administrative expenses.   General and administrative expenses increased by $5.0 million, or 2.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due to higher salary-related costs as we continue to grow our U.S. insurance operations. This was partially offset by lower performance-based compensation. The general and administrative expense ratio decreased to 17.3% for the year ended December 31, 2015 from 19.8% in 2014, due to the increase in net premiums earned outpacing the growth in expenses.

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
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
		($ in millions)
U.S.	$1,309.2	$1,163.2	$146.0	12.6%
Bermuda	394.2	409.2	(15.0)	(3.7)%
Canada	12.9	—	12.9	n/a
	$1,716.3	$1,572.4	$143.9	9.2%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in millions)
Casualty	$549.4	$471.3	$78.1	16.6%
Professional liability	412.6	387.3	25.3	6.5%
Property	291.1	268.6	22.5	8.4%
Healthcare	203.7	249.1	(45.4)	(18.2)%
Programs	159.5	138.1	21.4	15.5%
Specialty and other	100.0	58.0	42.0	72.4%
	$1,716.3	$1,572.4	$143.9	9.2%

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

Net premiums earned increased by $88.2 million, or 8.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due to the continued growth of the U.S. direct insurance operations of the North American Insurance segment and lower ceded premiums earned due to the lower premiums ceded.

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

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$748.2	67.3%	$697.3	68.2%	$50.9	0.9	pts.
Property catastrophe	4.0	0.4%	—	—%	4.0	(0.4)
Current year	752.2	67.7%	697.3	68.2%	54.9	0.5
Prior year	(68.4)	(6.2)%	(46.0)	(4.5)%	(22.4)	1.7
Net losses and loss expenses	$683.8	61.5%	$651.3	63.7%	$32.5	2.2	pts.

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

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2014, we incurred $4.0 million of catastrophe-related losses from Hurricane Odile. We did not incur any significant catastrophe losses during the year ended December 31, 2013.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $68.4 million during the year ended December 31, 2014 compared to net favorable reserve development of $46.0 million for the year ended December 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$6.1	$(11.4)	$(2.1)	$(2.1)	$2.8	$8.4	$1.7
Professional liability	(32.1)	(40.9)	(8.7)	0.5	7.7	5.9	(67.6)
Property	(0.7)	(0.5)	0.9	(3.6)	(6.4)	(6.3)	(16.6)
Programs	0.6	(4.5)	(2.0)	(4.5)	(0.2)	(1.5)	(12.1)
Healthcare	(15.7)	2.6	(15.6)	19.8	8.0	25.7	24.8
Specialty and other	—	—	(0.2)	0.3	1.3	—	1.4
	$(41.8)	$(54.7)	$(27.7)	$10.4	$13.2	$32.2	$(68.4)

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2007 and prior	2008	2009	2010	2011	2012	Total
	($ in millions)
Casualty	$(14.5)	$(17.0)	$(2.5)	$(7.0)	$4.4	$3.5	$(33.1)
Professional liability	(33.3)	(3.3)	(6.1)	(8.3)	5.6	28.2	(17.2)
Property	7.5	(2.1)	(5.8)	(4.1)	(7.0)	(10.7)	(22.2)
Programs	(5.7)	(2.2)	(4.8)	(5.6)	0.6	3.1	(14.6)
Healthcare	(12.0)	(16.1)	1.4	(3.9)	24.4	48.0	41.8
Specialty and other	—	—	—	(0.2)	(0.6)	—	(0.8)
	$(58.0)	$(40.7)	$(17.8)	$(29.1)	$27.4	$72.1	$(46.0)

The unfavorable reserve development for the 2011 and 2012 loss years was due to adverse development on reported claims, primarily in our healthcare, private/not for profit D&O and E&O products. The healthcare emergence was largely driven by several large claims, as well as adverse development on reported claims. The emergence in the E&O and private/not for profit D&O is due to higher than expected loss frequency. For long-tail lines, like healthcare, D&O and E&O, it may take several years for a claim to be reported or develop. This could be due to a number of factors, including among others, information becoming available in subsequent periods that allows the insured to report a claim or change in the severity of the claim, or court decisions that define insurance coverages or exclusions differently than intended when the policy was originally bound. These factors contributed to us increasing our reserve for losses and loss expenses in the current period for the 2011 and 2012 loss years, while the absence of these factors and related trend of not experiencing these factors contributed to our decreasing the reserve for losses and loss expenses for the older loss years across each line of business. In response to the underwriting experience in the healthcare, private/not for profit D&O and E&O lines, we continue to take rate action, as well as make changes to policy terms and conditions, resulting in flat or reduced gross premiums written but reduced exposures.

Acquisition costs.   Acquisition costs increased by $11.0 million, or 11.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily caused by increased net premiums earned, higher commission and brokerage rates charged by brokers and lower ceding commission income due to the reduction in our ceded reinsurance purchases in the current year. The acquisition cost ratio increased to 9.5% for the year ended December 31, 2014 from 9.3% for 2013 due to the factors noted above.

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

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services company that we acquired in 2014.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Revenues
Gross premiums written	$476.3	$280.5	$232.6
Net premiums written	324.1	188.0	145.0
Net premiums earned	366.8	162.6	126.0
Expenses
Net losses and loss expenses	$240.3	$61.1	$50.4
Acquisition costs	70.9	18.2	10.0
General and administrative expenses	108.4	68.1	63.2
Underwriting (loss) income	$(52.8)	$15.2	$2.4
Other insurance-related revenue	—	—	—
Other insurance-related expenses	2.5	6.7	—
Segment (loss) income	$(55.3)	$8.5	$2.4
Ratios
Loss and loss expense ratio	65.5%	37.6%	40.0%
Acquisition cost ratio	19.3%	11.2%	8.0%
General and administrative expense ratio	29.5%	41.9%	50.1%
Expense ratio	48.8%	53.1%	58.1%
Combined ratio	114.3%	90.7%	98.1%

Comparison of Years Ended December 31, 2015 and 2014

Premiums.   Gross premiums written increased by $195.8 million, or 69.8%, for the year ended December 31, 2015 compared to 2014. The increase was primarily due to gross premiums written of $182.1 million from the acquired Asian operations partially offset by the impact of foreign currency movements during the year.

The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Europe	$254.8	$232.1	$22.7	9.8%
Asia Pacific	219.6	31.1	188.5	606.1%
Bermuda(1)	1.9	17.3	(15.4)	(89.0)%
	$476.3	$280.5	$195.8	69.8%
_______________________
(1) Represents our trade credit line of business which is currently written primarily out of our London office.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Professional liability	$141.4	$126.1	$15.3	12.1%
Specialty and other(1)	140.9	79.0	61.9	78.4%
Casualty	109.0	36.0	73.0	202.8%
Property	85.0	39.4	45.6	115.7%
	$476.3	$280.5	$195.8	69.8%

________________________
(1) Includes our accident and health, trade credit, aviation, marine and onshore construction lines of business.

Net premiums written increased by $136.1 million, or 72.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net premiums written was primarily due to the higher gross premiums written from the acquired Asian operations. We ceded to reinsurers 32.0% of gross premiums written for the year ended December 31, 2015 compared to 33.0% for the year ended December 31, 2014. The decrease was due to retaining more of our gross premiums written in our professional liability, general casualty and healthcare lines of business in the current period than in the prior period.

Net premiums earned increased by $204.2 million, or 125.6%, primarily due to higher net premiums earned from the acquired Asian operations and the growth of our historical operations.

Net losses and loss expenses.   Net losses and loss expenses increased by $179.2 million, or 293.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$260.8	71.1%	$103.7	63.8%	$157.1	(7.3	) pts.
Property catastrophe	4.3	1.2%	11.0	6.8%	(6.7)	5.6
Current year	265.1	72.3%	114.7	70.6%	150.4	(1.7)
Prior year	(24.8)	(6.8)%	(53.6)	(33.0)%	28.8	(26.2)
Net losses and loss expenses	$240.3	65.5%	$61.1	37.6%	$179.2	(27.9	) pts.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses, and the related increase in the losses and loss expense ratio, was primarily due to higher incurred losses in the current year from the acquired Asian operations and higher reported aviation, trade credit, marine cargo and large non-catastrophe property losses.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2015, we incurred $4.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia and $0.3 million related to explosions in the port of Tianjin, China. During the year ended December 31, 2014, we incurred $11.0 million of catastrophe-related losses from Hurricane Odile.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $24.8 million during the year ended December 31, 2015 compared to net favorable reserve development of $53.6 million for the year ended December 31, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2015
	2009 and prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(8.7)	$(4.6)	$—	$1.2	$1.4	$2.7	$(8.0)
Professional liability	(1.3)	(6.3)	(2.7)	1.4	(3.2)	0.4	(11.7)
Property	(1.3)	(0.3)	(0.5)	0.2	(4.4)	(5.8)	(12.1)
Specialty and other	(0.2)	(0.1)	(0.2)	(0.2)	3.9	3.8	7.0
	$(11.5)	$(11.3)	$(3.4)	$2.6	$(2.3)	$1.1	$(24.8)

For the year ended December 31, 2015, the favorable prior year reserve development in our property, professional liability and casualty lines of business was due to lower than expected loss emergence. The unfavorable prior year reserve development for the specialty and other line of business in the 2013 and 2014 loss years primarily related to the trade credit line of business due to higher frequency of reported claims above our expectations.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$(12.1)	$(7.8)	$(3.6)	$1.2	$(0.4)	$0.1	$(22.6)
Professional liability	(6.8)	(4.1)	(9.2)	(3.5)	9.1	0.5	(14.0)
Property	(1.4)	(0.3)	(0.8)	(3.6)	(3.5)	(7.5)	(17.1)
Specialty and other	—	—	(0.1)	(1.0)	(2.0)	3.2	0.1
	$(20.3)	$(12.2)	$(13.7)	$(6.9)	$3.2	$(3.7)	$(53.6)

The net favorable prior year reserve development for loss years 2008 and prior to 2011 was a result of actual loss emergence being lower than anticipated. The unfavorable prior year reserve development in the professional liability line of business for the 2012 loss year was primarily due to higher than expected loss emergence.

Acquisition costs.   Acquisition costs increased by $52.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in acquisition costs was due to higher acquisition costs from the acquired Asian operations and the additional amortization of the insurance-related intangible asset recorded from the acquisitions of the RSA operations. The acquisition cost ratio was 19.3% for the year ended December 31, 2015 and 11.2% for the year ended December 31, 2014. The increase in the acquisition cost ratio was due to the factors noted above.

General and administrative expenses.   General and administrative expenses increased by $40.3 million, or 59.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in general and administrative expenses was due to the acquired Asian operations partially offset by lower stock-based compensation expense. The general and administrative expense ratios for the years ended December 31, 2015 and 2014 were 29.5% and 41.9%, respectively. The decrease in the general and administrative expense ratio was the result of the increase in net premiums earned outpacing the growth in expenses.

Other insurance-related income and expense. The other insurance-related expenses incurred for the current and prior periods represent the transaction-related costs incurred for our acquisition of RSA's Hong Kong and Singapore operations.

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
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
		($ in millions)
Europe	$232.1	$191.4	$40.7	21.3%
Asia Pacific	31.1	26.5	4.6	17.4%
Bermuda	17.3	14.7	2.6	17.7%
	$280.5	$232.6	$47.9	20.6%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in millions)
Professional liability	$126.1	$105.3	$20.8	19.8%
Specialty and other	79.0	60.4	18.6	30.8%
Property	39.4	37.0	2.4	6.5%
Casualty	36.0	29.9	6.1	20.4%
	$280.5	$232.6	$47.9	20.6%

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

The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$103.7	63.8%	$88.7	70.4%	$15.0	6.6	pts.
Property catastrophe	11.0	6.8%	—	—%	11.0	(6.8)
Current year	114.7	70.6%	88.7	70.4%	26.0	(0.2)
Prior year	(53.6)	(33.0)%	(38.3)	(30.4)%	(15.3)	2.6
Net losses and loss expenses	$61.1	37.6%	$50.4	40.0%	$10.7	2.4	pts.

Current year non-catastrophe losses and loss expenses

The current year non-catastrophe losses and loss expenses increased primarily due to the growth of the Global Markets Insurance operations partially offset by lower large reported property losses in 2014 compared to 2013. The improvement in the non-catastrophe losses and loss expenses ratio was primarily due to lower reported large property losses as discussed above.

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$(12.1)	$(7.8)	$(3.6)	$1.2	$(0.4)	$0.1	$(22.6)
Professional liability	(6.8)	(4.1)	(9.2)	(3.5)	9.1	0.5	(14.0)
Property	(1.4)	(0.3)	(0.8)	(3.6)	(3.5)	(7.5)	(17.1)
Specialty and other	—	—	(0.1)	(1.0)	(2.0)	3.2	0.1
	$(20.3)	$(12.2)	$(13.7)	$(6.9)	$3.2	$(3.7)	$(53.6)

The net favorable prior year reserve development for loss years 2008 and prior to 2011 was a result of actual loss emergence being lower than anticipated. The unfavorable prior year reserve development in the professional liability line of business for the 2012 loss year was primarily due to higher than expected loss emergence.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2007 and prior	2008	2009	2010	2011	2012	Total
	($ in millions)
Casualty	$(13.8)	$(1.8)	$(2.4)	$(0.3)	$5.8	$0.9	$(11.6)
General property	(0.1)	(0.8)	0.5	(1.0)	(6.2)	(3.3)	(10.9)
Professional liability	(6.6)	(2.2)	(3.5)	(2.1)	(1.4)	—	(15.8)
	$(20.5)	$(4.8)	$(5.4)	$(3.4)	$(1.8)	$(2.4)	$(38.3)

The net favorable prior year reserve development for loss years 2004 to 2012 is a result of actual loss emergence being lower than anticipated.

Acquisition costs.   Acquisition costs increased by $8.2 million, or 82.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in acquisition costs was due to the mix of business as we wrote more business from managing general agents, which carry higher acquisition costs than broker-placed business, during the current year, higher other acquisition-related costs and lower ceding commission income due to the reduction in ceded premiums. The acquisition cost ratio was 11.2% for the year ended December 31, 2014 and 8.0% for the year ended December 31, 2013. The increase in the acquisition cost ratio was due to factors noted above.

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

Other insurance-related income and expense. The other insurance-related expenses incurred for the year ended December 31, 2014 represent the transaction-related costs incurred for our acquisitions of RSA's Hong Kong and Singapore operations that closed on April 1, 2015.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Revenues
Gross premiums written	$801.4	$938.6	$933.8
Net premiums written	765.8	903.2	893.0
Net premiums earned	820.2	909.0	856.8
Expenses
Net losses and loss expenses	$435.8	$454.3	$421.6
Acquisition costs	164.9	171.0	147.8
General and administrative expenses	73.3	78.0	80.1
Underwriting income	$146.2	$205.7	$207.3
Other insurance-related revenue	—	—	—
Other insurance-related expenses	1.0	—	—
Segment income	$145.2	$205.7	$207.3
Ratios
Loss and loss expense ratio	53.1%	50.0%	49.2%
Acquisition cost ratio	20.1%	18.8%	17.2%
General and administrative expense ratio	8.9%	8.6%	9.3%
Expense ratio	29.0%	27.4%	26.5%
Combined ratio	82.1%	77.4%	75.7%

Comparison of Years Ended December 31, 2015 and 2014

Premiums. Gross premiums written decreased by $137.2 million, or 14.6%, for the year ended December 31, 2015 compared to 2014. The decrease was primarily due to lower premiums written across each line of business. The decrease for each line of business was driven by non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior period. These reductions were partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
United States	$450.4	$486.4	$(36.0)	(7.4)%
Bermuda	181.8	229.4	(47.6)	(20.7)%
Asia Pacific	93.5	136.3	(42.8)	(31.4)%
Europe	75.7	86.5	(10.8)	(12.5)%
	$801.4	$938.6	$(137.2)	(14.6)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Property	$421.6	$470.8	$(49.2)	(10.5)%
Casualty	192.9	261.1	(68.2)	(26.1)%
Specialty	186.9	206.7	(19.8)	(9.6)%
	$801.4	$938.6	$(137.2)	(14.6)%

Net premiums written decreased by $137.4 million, or 15.2%, for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily due to the decrease in gross premiums written. There was a $0.2 million increase in ceded premiums written due to an increase in the cost of our outward property catastrophe reinsurance protection offset by lower premiums ceded due to a non-renewal of a property reinsurance treaty that had a fronting component.

Net premiums earned decreased by $88.8 million, or 9.8%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in net premiums earned was as a result of the decrease in net premiums written during the previous periods, as well as the increase in ceded earned premiums related to the higher cost of our current year outward property catastrophe reinsurance coverage.

Net losses and loss expenses.   Net losses and loss expenses decreased by $18.5 million, or 4.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$440.5	53.7%	$494.9	54.5%	$(54.4)	0.8	pts.
Property catastrophe	53.8	6.5%	50.0	5.5%	3.8	(1.0)
Current year	494.3	60.2%	544.9	60.0%	(50.6)	(11.2)
Prior year	(58.5)	(7.1)%	(90.6)	(10.0)%	32.1	(2.9)
Net losses and loss expenses	$435.8	53.1%	$454.3	50.0%	$(18.5)	(14.1	) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses, and related improvement in the losses and loss expense ratio, was primarily due to lower than expected property losses during the year ended December 31, 2015 compared to the same period in 2014. These improvements in the current year non-catastrophe losses and loss expenses were partially offset by higher loss picks in our non-property reinsurance lines of business.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2015, we incurred property catastrophe losses and loss expenses of $32.8 million related to explosions in the port of Tianjin, China and $21.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. During the year ended December 31, 2014, we incurred $50.0 million of catastrophe-related losses related to a hailstorm in Brisbane, Australia ($12.5 million), PCS storm #45 ($12.5 million), Windstorm Ela ($12.0 million), Typhoon Rammasun ($10.0 million) and Hurricane Odile ($3.0 million).

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $58.5 million during the year ended December 31, 2015 compared to net favorable reserve development of $90.6 million for the year ended December 31, 2014, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2015
	2009 and prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(2.9)	$0.6	$5.2	$(8.9)	$9.5	$(51.9)	$(48.4)
Casualty	(5.1)	(20.4)	(6.9)	18.1	6.8	(1.4)	(8.9)
Specialty	(0.9)	(0.1)	(0.5)	—	(1.8)	2.1	(1.2)
	$(8.9)	$(19.9)	$(2.2)	$9.2	$14.5	$(51.2)	$(58.5)

For the year ended December 31, 2015, the net favorable reserve development in the 2014 loss year was primarily due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity. We also experienced net favorable development in the 2011 and prior loss years in our casualty reinsurance line of business, as a result of actual loss emergence being lower than anticipated. The net favorable prior year reserve development for the casualty reinsurance line of business was partially offset by unfavorable prior year reserve development from the 2012 and 2013 loss years due to higher than expected frequency of losses.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.6	$0.6	$1.5	$(9.2)	$(6.3)	$(65.5)	$(78.3)
Casualty	(2.4)	(3.3)	(4.0)	(0.8)	0.9	2.7	(6.9)
Specialty	(1.1)	0.2	(0.3)	(0.1)	7.1	(11.2)	(5.4)
	$(2.9)	$(2.5)	$(2.8)	$(10.1)	$1.7	$(74.0)	$(90.6)

The net favorable reserve development in the property line of business for the 2013 loss year was due to benign global property catastrophe activity.

Acquisition costs.   Acquisition costs decreased by $6.1 million, or 3.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in acquisition costs was due to the decrease in net premiums earned. The acquisition cost ratio was 20.1% for the year ended December 31, 2015 compared to 18.8% for the year ended December 31, 2014. The increase in the acquisition cost ratio was primarily due to higher ceding commission paid to cedents and a greater mix of property quota share business which carries greater acquisition expenses than excess of loss contracts.

General and administrative expenses.   General and administrative expenses decreased by $4.7 million, or 6.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily due to lower performance-based compensation related costs. The general and administrative expense ratios for the years ended December 31, 2015 and 2014 were 8.9% and 8.6%, respectively.

Other insurance-related income and expense. The other insurance-related expenses incurred for the current period represent the unrealized loss recorded on an ILW derivative.

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

Net premiums written increased by $10.2 million, or 1.1%, for the year ended December 31, 2014 compared to the same period in 2013. The increase in net premiums written was primarily due to the increase in gross premiums written and not renewing the prior year's collateralized retrocessional catastrophe cover partially offset by ceded premiums written for the current year's collateralized property catastrophe reinsurance protection.

Net premiums earned increased by $52.2 million, or 6.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net premiums earned was primarily a result of the growth in net premiums written since 2012, and the reduction in ceded earned premiums related to the non-renewal of the prior year's collateralized retrocessional catastrophe cover partially offset by the current year collateralized property catastrophe reinsurance protection.

Net losses and loss expenses.   Net losses and loss expenses increased by $32.7 million, or 7.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$494.9	54.5%	$504.2	58.8%	$(9.3)	4.3	pts.
Property catastrophe	50.0	5.5%	13.5	1.6%	36.5	(3.9)
Current year	544.9	60.0%	517.7	60.4%	27.2	0.4
Prior year	(90.6)	(10.0)%	(96.1)	(11.2)%	5.5	(1.2)
Net losses and loss expenses	$454.3	50.0%	$421.6	49.2%	$32.7	(0.8	) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and the related improvement in the losses and loss expense ratio was primarily due to lower reported large non-catastrophe property losses and a higher reduction in IBNR loss reserves for current year property losses during the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2014, we incurred $18.3 million in large non-catastrophe property losses, mostly related to several storm events in the United States, compared to $34.2 million of large non-catastrophe property losses during 2013. The net impact of lower reported non-catastrophe property losses and a greater reduction in IBNR loss reserves resulted in a 4.1 percentage point decrease in the current year non-catastrophe losses and loss expense ratio.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2014, we incurred $50.0 million of catastrophe-related losses while during the year ended December 31, 2013, we incurred $13.5 million of catastrophe-related losses related to Typhoon Fitow in China. The $50.0 million of catastrophe-related losses in 2014 related to a hailstorm in Brisbane, Australia ($12.5 million), PCS storm #45 ($12.5 million), Windstorm Ela ($12.0 million), Typhoon Rammasun ($10.0 million) and Hurricane Odile ($3.0 million).

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $90.6 million during the year ended December 31, 2014 compared to net favorable reserve development of $96.1 million for the year ended December 31, 2013, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Property	$0.6	$0.6	$1.5	$(9.2)	$(6.3)	$(65.5)	$(78.3)
Casualty	(2.4)	(3.3)	(4.0)	(0.8)	0.9	2.7	(6.9)
Specialty	(1.1)	0.2	(0.3)	(0.1)	7.1	(11.2)	(5.4)
	$(2.9)	$(2.5)	$(2.8)	$(10.1)	$1.7	$(74.0)	$(90.6)

The net favorable reserve development in the property line of business for the 2013 loss year was due to benign global property catastrophe activity.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2013
	2007 and prior	2008	2009	2010	2011	2012	Total
	($ in millions)
Property	$(0.6)	$(0.2)	$(0.6)	$(5.2)	$(18.1)	$(60.1)	$(84.8)
Casualty	(6.9)	(3.5)	(3.4)	(0.2)	2.9	5.7	(5.4)
Specialty	(0.9)	(3.0)	0.8	0.2	(3.6)	0.6	(5.9)
	$(8.4)	$(6.7)	$(3.2)	$(5.2)	$(18.8)	$(53.8)	$(96.1)

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

Our total investments and cash totaled $9.2 billion as of December 31, 2015, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of December 31, 2015, we held $608.0 million of cash and cash equivalents and $710.9 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and "other invested assets" are available to meet our long-term liquidity needs.

As of December 31, 2015, we had $150 million available under our revolving loan facility.

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

Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. In particular, payments of dividends by Allied World Assurance Company (U.S.) Inc., Allied World National Assurance Company, Allied World Insurance Company, Allied World Specialty Insurance Company, Allied World Surplus Lines Insurance Company and Vantapro Specialty Insurance Company are subject to restrictions on statutory surplus pursuant to the respective states in which these insurance companies are domiciled. Each state requires prior regulatory approval of any payment of extraordinary dividends. We have not paid a dividend to any affiliate or parent company outside of the U.S.

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

We also have insurance subsidiaries that are the parent company for other insurance subsidiaries, which means that dividends and other distributions will be subject to multiple layers of regulations in order for our insurance subsidiaries to be able to dividend funds to Holdings. The inability of the subsidiaries of Holdings to pay dividends and other permitted distributions could have a material adverse effect on Holdings’ cash requirements and our ability to make principal, interest and dividend payments on the senior notes and common shares.

Cash Flows

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Cash flows provided by operating activities	$512.8	$416.9	114.4
Cash flows used in investing activities	(635.7)	(127.0)	(48.1)
Cash flows provided by (used in) financing activities	150.1	(223.4)	(207.9)
Effect of exchange rate changes on foreign currency cash	(8.5)	(9.1)	(8.4)
Net increase (decrease) in cash and cash equivalents	18.7	57.4	(150.0)
Cash and cash equivalents, beginning of year	589.3	531.9	681.9
Cash and cash equivalents, end of year	$608.0	$589.3	$531.9

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers, return of funds held balances related to our assumed collateralized property catastrophe reinsurance program through Aeolus Re and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, contributions of funds held balances related to Aeolus Re, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 10 consecutive years.

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

The $95.9 million increase in cash flows from operations was primarily due to a decrease in our funds held balance during 2015 compared to 2014. During 2015, we contributed $225.0 million to Aeolus for the upcoming underwriting year compared to $350.0 million during 2014. This was partially offset by higher net paid losses during 2015 compared to 2014.

Cash flows used in investing activities consist primarily of payments for investments acquired, proceeds on the sale of investments and changes in restricted cash. Cash flows used in investing activities increased $508.7 million from $127.0 million for the year ended December 31, 2014 to $635.6 million for the year ended December 31, 2015. The increase was primarily due to the net cash paid for the RSA and LAU acquisitions of $124.4 million and higher net purchases of fixed maturity investments.

Cash flows used in or provided by financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The change in cash flows provided by financing activities was primarily due to the net proceeds of $496.7 million received from the 2025 Senior Notes issued during 2015 partially offset by higher dividends paid to shareholders and share repurchases.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2015 and 2014, 90.1% and 88.5%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2015 and 2014 was as follows:

	As of December 31,
	2015	2014
	($ in millions)
Due in one year or less	$710.9	$250.4
Due after one year through five years	3,299.4	3,167.8
Due after five years through ten years	735.8	637.2
Due after ten years	360.6	79.3
Mortgage-backed	1,368.6	1,263.5
Asset-backed	726.2	670.8
Total	$7,201.5	$6,069.0

We have investments in “other invested assets”, comprising interests in hedge funds and private equity funds, the carrying value of which was $966.7 million as of December 31, 2015. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our consolidated financial statements for additional details on our “other invested assets”.

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

As of December 31, 2015 and 2014, $2,748.9 million and $3,585.8 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2015 and 2014, a further $579.3 million and $571.8 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Capital Resources

The table below sets forth the capital structure of the company as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	($ in millions)
Senior notes	$1,292.9	$796.1
Other long-term debt	23.0	19.2
Shareholders’ equity	3,532.5	3,778.3
Total capitalization	$4,848.4	$4,593.6
Debt to total capitalization	27.1%	17.7%

This increase in the ratio of debt to total capitalization in 2015 compared to 2014 was due to the $500 milllion senior notes we issued on October 29, 2015 that will be used to refinance the $500 million senior notes that mature on August 1, 2016.

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

Share Repurchases

On May 1, 2014, our shareholders approved a share repurchase program (the “2014 share repurchase program”) in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of December 31, 2015, approximately $173.1 million remained under this share repurchase authorization.

During the year ended December 31, 2015, our share repurchases were as follows:

Year Ended December 31, 2015
($ in millions, except per share amount)
Common shares repurchased	6,047,437
Total cost of shares repurchased	$245.3
Average price per share	$40.56

On May 6, 2015, the Company repurchased 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164.4 million. The repurchase was executed under the 2014 share repurchase program. We did not repurchase any shares during the three months ended December 31, 2015, but restarted the repurchase program in 2016.

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

In October 2015, Allied World Bermuda issued $500 million aggregate principal amount of 4.35% senior notes due October 29, 2025, with interest payable April 29th and October 29th each year, commencing April 29, 2016. We intend that the proceeds from these senior notes will be used to refinance the 2006 Senior Notes due to mature in August 2016. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

The senior notes issued in 2006, 2010 and 2015 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.

Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the construction of a company-used office building in Zug, Switzerland. The total proceeds received in 2014 under the mortgage are $14.1 million (CHF 14.0 million) with a fixed annual interest rate of 3.2% payable quarterly. An additional $4.0 million (CHF 4.0 million) of proceeds from the mortgage was received in April 2015. The mortgage payments will be $0.3 million (CHF 0.3 million) per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage.

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

On November 12, 2014, Allied World Bermuda gave irrevocable notice to the administrative agent under the Amended Secured Credit Facility to reduce the aggregate commitment from $450 million to $150 million. All other material items of the Amended Secured Credit Facility remain unchanged.The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. We are in compliance with all covenants under the Amended Secured Credit Facility as of December 31, 2015.

As of December 31, 2015, we also have access to a $1 billion uncommitted letter of credit facility with Citibank Europe plc. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

As of December 31, 2015, we had a combined unused letters of credit capacity of $642.5 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

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

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2015:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Contractual Obligations
Gross reserve for losses and loss expenses(1)	$6,456.2	$1,369.1	$1,839.0	$1,006.5	$2,241.6
Senior notes (including interest)	1,637.6	575.8	76.5	376.5	608.8
Investment commitments outstanding	613.8	—	4.9	176.5	432.4
Operating lease obligations	218.8	19.3	50.5	33.7	115.3
Mortgage and credit facility (including interest)	32.1	1.0	7.7	2.5	20.9
Total	$8,958.5	$1,965.2	$1,978.6	$1,595.7	$3,419.0

(1)
Our unpaid losses and loss expenses represent our best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2015, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from our current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.

The investment commitments outstanding represent unfunded commitments related to our "other invested assets".

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2015 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

In the table below changes in fair values as a result of changes in interest rates are determined by calculating hypothetical December 31, 2015 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	50	100	200
	($ in millions)
Total fair value	$8,261.3	$8,070.3	$7,970.1	$7,870.2	$7,771.0	$7,672.8	$7,481.7
Fair value change from base	391.1	200.1	99.9	—	(99.2)	(197.4)	(388.5)
Change in unrealized appreciation/(depreciation)	5.0%	2.5%	1.3%	0.0%	(1.3)%	(2.5)%	(4.9)%

In the table below, changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical December 31, 2015 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	50	100	200
	($ in millions)
Total fair value	$6,137.4	$5,971.3	$5,888.2	$5,805.1	$5,722.0	$5,639.0	$5,472.8
Fair value change from base	332.3	166.2	83.1	—	(83.1)	(166.1)	(332.3)
Change in unrealized appreciation/(depreciation)	5.7%	2.9%	1.4%	0.0%	(1.4)%	(2.9)%	(5.7)%

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2015.

	Carrying Value December 31, 2015	Average Rating (S&P)	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$668.6	AAA	7.2%
U.S. government securities	1,396.4	AA+	15.1%
U.S. government agencies	37.6	AA+	0.4%
Non-U.S. government and government agencies	556.8	AA-	6.0%
State, municipalities and political subdivisions	413.5	AA-	4.5%
Mortgage-backed securities (“MBS”):
Agency MBS	751.8	AA	8.1%
Non-agency Residential MBS	34.0	BBB-	0.4%
Commercial MBS	582.8	BBB-	6.3%
Total mortgage-backed securities	1,368.6		14.8%
Corporate securities:
Financials	1,275.4	A	13.8%
Industrials	1,308.1	BBB+	14.2%
Utilities	118.9	BBB+	1.3%
Total corporate securities	2,702.4		29.3%
Asset-backed securities	726.1	AA	7.9%
Other invested assets:
Private equity	447.5	N/A	4.8%
Hedge funds	379.0	N/A	4.1%
Other private securities	126.5	N/A	1.4%
High yield loan fund	13.8	N/A	0.1%
Total other invested assets	966.7		10.4%
Equities	403.0	N/A	4.4%
Total investment portfolio	$9,239.7		100.0%
As of December 31, 2015, we held $7.2 billion of fixed income securities. Of those assets, approximately 90.1% were rated investment grade (Baa3/BBB- or higher) with the remaining 9.9% rated in the below investment grade category. The average credit quality rating of the fixed maturity portfolios was A+ by Standard & Poor’s.

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

As of December 31, 2015, we held investments in "other invested assets" with a carrying value of $966.7 million. Included in "other invested assets" are private equity funds, hedge funds, "other private securities" and a high yield loan fund. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the funds, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments. In addition, we invest in various strategic business opportunities that diversify our earnings stream, including asset management and claims servicing.

As of December 31, 2015, our direct exposure to European credit across all of Europe was $749.2 million and is included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets. As of December 31, 2015, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal or Spain.

	December 31, 2015
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds and Equities	Total Exposure
	($ in millions)
Austria	$—	$—	$1.0	$1.0
Belgium	—	—	5.8	5.8
Denmark	—	—	3.4	3.4
Finland	—	—	2.8	2.8
France	6.9	—	96.8	103.7
Germany	61.5	—	13.3	74.8
Greece	—	—	4.3	4.3
Hungary	—	—	0.5	0.5
Ireland	—	—	39.8	39.8
Italy	—	—	6.7	6.7
Luxembourg	10.0	2.8	29.4	42.2
Netherlands	—	—	76.7	76.7
Norway	3.5	—	9.8	13.3
Portugal	—	—	1.8	1.8
Russia	—	—	1.1	1.1
Spain	—	—	5.8	5.8
Sweden	—	—	20.3	20.3
Switzerland	2.0	—	20.3	22.3
United Kingdom	43.6	4.5	274.8	322.9
Total exposure	$127.5	$7.3	$614.4	$749.2

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

As of December 31, 2015 and 2014, less than 10.0% and 3.7%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the years ended December 31, 2015 and 2014, approximately 17.0% and 14.0%, respectively, was written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data.
See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-57 and S-1 through S-2 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures
In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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

The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included below.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, AG
Zug, Switzerland
We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2016

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Zug, Switzerland on February 22, 2016.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

By:	/s/ Scott A. Carmilani
Name:	Scott A. Carmilani
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 22, 2016
Scott A. Carmilani

/s/ Thomas A. Bradley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2016
Thomas A. Bradley

/s/ Kent W. Ziegler	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2016
Kent W. Ziegler

/s/ Barbara T. Alexander	Director	February 22, 2016
Barbara T. Alexander

/s/ James F. Duffy	Director	February 22, 2016
James F. Duffy

/s/ Bart Friedman	Vice Chairman of the Board	February 22, 2016
Bart Friedman

/s/ Patricia L. Guinn	Director	February 22, 2016
Patricia L. Guinn

/s/ Fiona E. Luck	Director	February 22, 2016
Fiona E. Luck

/s/ Patrick de Saint-Aignan	Director	February 22, 2016
Patrick de Saint-Aignan

/s/ Eric S. Schwartz	Director	February 22, 2016
Eric S. Schwartz

/s/ Samuel J. Weinhoff	Director	February 22, 2016
Samuel J. Weinhoff

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Sale of Business Agreement, dated as of August 22, 2014, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Hong Kong operations

2.2(2)	Sale of Business Agreement, dated as of August 22, 2014, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Singapore operations

2.3(3)	Deed of Amendment, dated as of March 31, 2015, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Hong Kong operations

2.4(4)	Deed of Amendment, dated as of March 31, 2015, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Singapore operations

3.1(5)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated

3.2(6)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated

4.1(7)	Specimen Common Share Certificate

4.2(8)
Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.3(8)
First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.4(9)
Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.5(8)	Form of 7.50% Senior Note (Included as part of Exhibit 4.3)

4.6(10)
Senior Indenture, dated as of November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.7(10)
First Supplemental Indenture, dated as of November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.8(9)
Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as Trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.9(10)	Form of 5.50% Senior Note (Included as part of Exhibit 4.7)

4.10(11)
Senior Indenture, dated as of October 29, 2015, by and among Allied World Assurance Company Holdings, AG, as guarantor, Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 4.35% Senior Notes due 2025

4.11(11)
First Supplemental Indenture, dated as of October 29, 2015, by and among Allied World Assurance Company Holdings, AG, as guarantor, Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 4.35% Senior Notes due 2025

4.12(11)
Senior Debt Securities Guarantee Agreement, dated as of October 29, 2015, by and between Allied World Assurance Company Holdings, AG, as guarantor, and The Bank of New York Mellon, as guarantee trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 4.35% Senior Notes due 2025

4.13(11)	Form of 4.35% Senior Note (Included as part of Exhibit 4.11)

10.1(12)	Insurance Letters of Credit — Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc

10.2(12)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc

10.3(12)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party, Allied World Assurance Company, Ltd, as pledgor, and Mellon Bank, N.A.

10.4(13)
Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon, with respect to the types of securities that may be pledged under the letter of credit facility with Citibank Europe plc

10.5(14)	Letter and Summary of Terms, dated December 7, 2012, from Citibank Europe plc to Allied World Assurance Company, Ltd, with respect to the letter of credit facility with Citibank Europe plc

10.6(15)
Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Citibank, N.A., as syndication agent, and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letter of credit agent

10.7(15)
Amended and Restated Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company, Ltd, as pledgor, and Wells Fargo Bank, National Association, as administrative agent

10.8(15)	Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company Holdings, Ltd, as pledgor, and Wells Fargo Bank, National Association, as administrative agent

10.9(15)
Amended and Restated Account Control Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company, Ltd, as pledgor, The Bank of New York Mellon, as custodian, and Wells Fargo Bank, National Association, as administrative agent

10.10(15)
Account Control Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, Ltd, as pledgor, The Bank of New York Mellon, as custodian, and Wells Fargo Bank, National Association, as administrative agent

10.11(16)	Repurchase Agreement, dated as of May 6, 2015, by and between Allied World Assurance Company Holdings, AG and Exor S.A.

10.12(17)
Benefit Plan Assumption and General Amendment Agreement, dated as of December 1, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, Newmarket Administrative Services, Inc. (n/k/a AWAC Services Company) and Allied World Assurance Company Holdings, AG

10.13(17)	Form of Indemnification Agreement for directors and executive officers of Allied World Assurance Company Holdings, AG

10.14(18)†	Amended and Restated Employment Agreement — Form for Certain Executive Officers

10.15(19)†	Employment / Consulting Agreement, dated as of January 16, 2014, by and between Allied World National Assurance Company and W. Gordon Knight

10.16(20)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World Reinsurance Company (n/k/a Allied World Insurance Company) and John R. Bender

10.17(20)†	Amended and Restated Employment Agreement, dated as of October 1, 2008, by and between Allied World National Assurance Company and John J. McElroy

10.18(21)†	Second Amended and Restated Employment Agreement, dated as of March 1, 2009, by and between Allied World Assurance Company Holdings, Ltd and Scott A. Carmilani

10.19(22)†	Employment Agreement, dated as of August 1, 2013, by and between AWAC Services Company and John J. Gauthier

10.20(22)†	Employment Agreement, dated as of May 1, 2014, by and between Allied World National Assurance Company and Louis P. Iglesias

10.21(23)†	Employment Agreement, dated as of December 9, 2013, by and between Allied World Assurance Company Holdings, AG and Thomas A. Bradley

10.22(24)†	Contract of Employment, dated as of March 4, 2013, by and between Allied World Assurance Company (Europe) Limited and Julian James

10.23(7)†	Form of Employment Agreement Amendment with regard to Swiss requirements for certain officers of Allied World Assurance Company Holdings, AG

10.24(25)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.25(26)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.26(27)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, as amended in August 2011

10.27(25)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan

10.28(27)†	Form of RSU Award Agreement for employees under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.29(27)†	Form of Performance-Based RSU Award Agreement under the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan, as amended in August 2011

10.30(28)†	Form of Performance-Based Equity Award Agreement

10.31(20)†	Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.32(20)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.33(20)†	Form of Performance-Based Compensation Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.34(29)†	Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan

10.35(30)†	Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan

10.36(31)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) the Notes to the Consolidated Financial Statements and (vi) Schedules III and IV

(1)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(2)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(3)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 31, 2015.

(4)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 31, 2015.

(5)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on July 14, 2015.

(6)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 20, 2015.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011.

(8)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 1, 2006.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2011.

(10)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on November 15, 2010.

(11)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on October 30, 2015.

(12)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 6, 2007.

(13)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2009.

(14)	Incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 26, 2013.

(15)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 13, 2012.
(16) Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on May 11, 2015.

(17)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.
(18) Incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 27, 2009. Other than with respect to title, base salary and housing allowance, the amended and restated employment agreements, dated as of October 1, 2008, for Frank D’Orazio, Wesley Dupont and Marshall Grossack are identical to the form filed as Exhibit 10.41 thereto.

(19)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 16, 2014.

(20)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2012.

(21)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 5, 2009.
(22) Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on October 23, 2013. Other than with respect to commencement date, title, base salary and employer, the employment agreement for Mr. Louis P. Iglesias is materially identical to the employment agreement for Mr. John Gauthier filed thereto.

(23)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 13, 2013.

(24)	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on April 23, 2014.

(25)
Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-136420) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(26) Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2008.
(27) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on August 9, 2011.

(28)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 18, 2009.

(29)
Incorporated herein by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-151298) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(30)	Incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed on March 1, 2010.

(31)	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG, filed with the SEC on May 3, 2013.

†	Management contract or compensatory plan, contract or arrangement.
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
Zug, Switzerland
We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, AG and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2016

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED BALANCE SHEETS
as of December 31, 2015 and 2014
(Expressed in millions of United States dollars, except share and per share amounts)

	As of December 31, 2015	As of December 31, 2014
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2015: $7,290.6; 2014: $6,035.2)	$7,201.5	$6,069.0
Equity securities trading, at fair value (cost: 2015: $395.3; 2014: $791.2)	403.0	844.2
Other invested assets	966.7	955.5
Total investments	8,571.2	7,868.7
Cash and cash equivalents	608.0	589.3
Restricted cash	60.6	81.0
Insurance balances receivable	745.9	664.8
Funds held	640.8	724.0
Prepaid reinsurance	392.3	360.7
Reinsurance recoverable	1,480.0	1,340.3
Reinsurance recoverable on paid losses	96.4	86.1
Accrued investment income	38.3	28.5
Net deferred acquisition costs	165.2	151.5
Goodwill	388.1	278.3
Intangible assets	116.6	46.3
Balances receivable on sale of investments	36.9	47.1
Net deferred tax assets	24.4	33.6
Other assets	147.2	118.6
Total assets	$13,511.9	$12,418.8
LIABILITIES:
Reserve for losses and loss expenses	6,456.2	5,881.2
Unearned premiums	1,683.3	1,555.3
Reinsurance balances payable	214.4	180.1
Balances due on purchases of investments	125.1	5.4
Senior notes:
Principal amount	1,300.0	800.0
Less unamortized discount and debt issuance costs	7.1	3.9
Senior notes, net of unamortized discount and debt issuance costs	1,292.9	796.1
Other long-term debt	23.0	19.2
Dividends payable	—	21.7
Accounts payable and accrued liabilities	184.5	181.6
Total liabilities	$9,979.4	$8,640.6
SHAREHOLDERS’ EQUITY:
Common shares: 2015 and 2014: par value CHF 4.10 per share (2015: 95,523,230; 2014: 100,775,256 shares issued and 2015: 90,959,635; 2014: 96,195,482 shares outstanding)	386.7	408.0
Treasury shares, at cost (2015: 4,563,595; 2014: 4,579,774)	(155.1)	(143.1)
Accumulated other comprehensive loss	(9.3)	—
Retained earnings	3,310.2	3,513.3
Total shareholders’ equity	$3,532.5	$3,778.2
Total liabilities and shareholders’ equity	$13,511.9	$12,418.8

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended December 31, 2015, 2014 and 2013
(Expressed in millions of United States dollars, except share and per share amounts)

	2015	2014	2013
REVENUES:
Gross premiums written	$3,093.0	$2,935.4	$2,738.7
Premiums ceded	(645.0)	(613.4)	(618.2)
Net premiums written	2,448.0	2,322.0	2,120.5
Change in unearned premiums	40.4	(139.3)	(114.6)
Net premiums earned	2,488.4	2,182.7	2,005.9
Net investment income	182.1	176.9	157.6
Net realized investment (losses) gains	(127.6)	89.0	59.5
Other income	3.5	2.1	—
Total revenue	2,546.4	2,450.7	2,223.0
EXPENSES:
Net losses and loss expenses	1,586.3	1,199.2	1,123.2
Acquisition costs	375.4	295.1	252.7
General and administrative expenses	406.3	365.7	352.3
Other expense	6.2	8.6	—
Amortization and impairment of intangible assets	9.8	2.5	2.5
Interest expense	61.4	57.8	56.5
Foreign exchange loss	11.3	1.0	8.0
Total expenses	2,456.7	1,929.9	1,795.2
Income before income taxes	89.7	520.8	427.8
Income tax expense	5.8	30.5	9.8
NET INCOME	83.9	490.3	418.0
Other comprehensive loss: foreign currency translation adjustment, net of tax	(9.3)	—	—
COMPREHENSIVE INCOME	$74.6	$490.3	$418.0
PER SHARE DATA
Basic earnings per share	$0.91	$5.03	$4.08
Diluted earnings per share	$0.89	$4.92	$3.98
Weighted average common shares outstanding	92,530,208	97,538,319	102,464,715
Weighted average common shares and common share equivalents outstanding	94,174,460	99,591,773	104,865,834
Dividends paid per share	$1.230	$0.784	$0.458

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2015, 2014 and 2013
(Expressed in millions of United States dollars)

	Share Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2012	$455.0	$(113.8)	$—	$2,985.2	$3,326.4
Net income	—	—	—	418.0	418.0
Dividends — par value reduction	(13.0)	—	—	—	(13.0)
Dividends	—	—	—	(50.8)	(50.8)
Stock compensation(1)	—	31.9	—	(18.0)	13.9
Share repurchases	—	(174.7)	—	—	(174.7)
Shares canceled	(23.0)	176.6	—	(153.6)	—
December 31, 2013	$419.0	$(80.0)	$—	$3,180.8	$3,519.8
January 1, 2014	$419.0	$(80.0)	$—	$3,180.8	$3,519.8
Net income	—	—	—	490.3	490.3
Dividends	—	—	—	(81.7)	(81.7)
Stock compensation(1)	—	19.6	—	5.6	25.2
Share repurchases	—	(175.4)	—	—	(175.4)
Shares canceled	(11.0)	92.7	—	(81.7)	—
December 31, 2014	$408.0	$(143.1)	$—	$3,513.3	$3,778.2
January 1, 2015	$408.0	$(143.1)	$—	$3,513.3	$3,778.2
Net income	—	—	—	83.9	83.9
Dividends	—	—	—	(92.4)	(92.4)
Stock compensation(1)	—	19.6	—	(2.2)	17.4
Share repurchases	—	(245.3)	—	—	(245.3)
Shares canceled	(21.3)	213.7	—	(192.4)	—
Foreign currency translation adjustment	—	—	(9.3)	—	(9.3)
December 31, 2015	$386.7	$(155.1)	$(9.3)	$3,310.2	$3,532.5
(1) Includes stock compensation expense for the period and shares issued out of treasury for awards exercised or vested. See note 2(o) to the notes to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2015, 2014 and 2013
(Expressed in millions of United States dollars)

	2015	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$83.9	$490.3	$418.0
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(73.9)	(145.0)	(109.1)
Mark-to-market adjustments	189.8	22.0	48.1
Stock compensation expense	15.8	14.2	14.0
Undistributed income of equity method investments	22.6	13.9	(11.9)
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	175.9	8.9	27.6
Unearned premiums, net of prepaid reinsurance	(43.9)	139.3	114.6
Insurance balances receivable	37.0	(76.8)	(108.4)
Reinsurance recoverable on paid losses	(10.4)	(8.5)	(45.8)
Funds held	83.2	(91.6)	(296.1)
Reinsurance balances payable	(5.6)	7.0	36.8
Net deferred acquisition costs	17.0	(24.9)	(18.7)
Net deferred tax assets	(2.7)	4.2	(11.9)
Accounts payable and accrued liabilities	(10.1)	8.0	22.9
Other items, net	34.2	55.9	34.4
Net cash provided by operating activities	512.8	416.9	114.5
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of trading securities	(5,863.2)	(7,630.0)	(7,527.7)
Purchases of other invested assets	(126.7)	(307.9)	(276.9)
Sales of trading securities	5,328.8	7,536.9	7,540.2
Sales of other invested assets	161.3	267.9	187.5
Purchases of fixed assets	(31.8)	(59.7)	(5.3)
Net cash paid for acquisitions	(124.4)	(2.6)	—
Change in restricted cash	20.3	68.4	34.1
Net cash used in investing activities	(635.7)	(127.0)	(48.1)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid — par value reduction	—	—	(13.0)
Dividends paid	(114.1)	(76.7)	(34.0)
Share repurchases	(246.4)	(175.9)	(173.0)
Proceeds from the exercise of stock options	10.1	10.0	12.1
Proceeds from senior notes	496.7	—	—
Proceeds from other long-term debt	4.0	19.2	—
Repayment of other long-term debt	(0.2)	—	—
Net cash provided by (used in) used in financing activities	150.1	(223.4)	(207.9)
Effect of exchange rate changes on foreign currency cash	(8.5)	(9.1)	(8.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18.7	57.4	(150.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	589.3	531.9	681.9
CASH AND CASH EQUIVALENTS, END OF YEAR	$608.0	$589.3	$531.9
Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$2.5	$18.4	$22.6
— Cash paid for interest expense	$54.0	$54.0	$54.0

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

The significant accounting policies are as follows:

a) Premiums and Acquisition Costs

Premiums are recorded as written on the inception date of the policy. For certain types of business written by the Company, notably assumed reinsurance, the exact premium income may not be known at the policy inception date. In the case of quota share reinsurance treaties assumed by the Company, the underwriter makes an estimate of premium income at inception. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Premiums resulting from changes in the estimate of the premium income are recorded in the period the estimate is changed. Certain insurance and reinsurance contracts may require that the premium be adjusted at the expiry of the contract to reflect the change in exposure or loss experience of the insured or reinsured.

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

Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are costs that are directly related to the successful acquisition of new and renewal business and are deferred. While permitted under U.S. GAAP to defer certain internal costs that are directly related to the successful acquisition of new and renewal business, the Company does not defer such costs. Acquisition costs that are deferred, and carried on the balance sheets as an asset, are expensed as the premiums to which they relate are earned. Expected losses and loss expenses, other costs and anticipated investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses which may exceed the related unearned premiums.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Acquisition costs recorded in the consolidated statements of operations and comprehensive income (“consolidated income statements”) includes other acquisition-related costs such as profit commissions that are expensed as incurred and the amortization of insurance-related intangible assets.

b) Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves (“OSLR,” also known as case reserves) and reserves for losses incurred but not reported (“IBNR”). OSLR relate to known claims and represent management’s best estimate of the likely loss payment. Reserves for IBNR relates to reserves established by the Company for claims that have occurred but have not yet been reported to us as well as for changes in the values of claims that have been reported to us but are not yet settled.

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

While management believes that OSLR and the reserves for IBNR are sufficient to cover losses assumed by the Company, there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company recognizes any changes in its loss reserve estimates, including prior year loss reserve development, and the related reinsurance recoverables are recorded in “net losses and loss expenses” in the consolidated income statements in the periods in which they are determined.

c) Ceded Reinsurance

In the ordinary course of business, the Company uses both treaty and facultative reinsurance to minimize its net loss exposure to any one catastrophic loss event or to an accumulation of losses from a number of smaller events. Reinsurance premiums ceded are expensed and any commissions recorded thereon are earned over the period the reinsurance coverage is provided in proportion to the risks to which they relate. For reinsurance treaties that have contractual minimum premium provisions, premiums ceded are recorded at the inception of the treaty based on the minimum premiums. Prepaid reinsurance represents unearned premiums ceded to reinsurance companies. Any unearned ceding commission is included in “net deferred acquisitions costs” on the consolidated balance sheets and is recorded as a reduction to the overall net deferred acquisition cost balance.

Reinsurance recoverable includes the balances due from those reinsurance companies under the terms of the Company’s reinsurance agreements for unpaid losses and loss reserves, including IBNR, and is presented net of a provision for uncollectible reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the estimated claim liability associated with the reinsured policy. The Company determines the portion of the IBNR liability that will be recoverable under its reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR.

The Company remains liable to the extent that its reinsurers do not meet their obligations under the reinsurance contracts; therefore, the Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

d) Investments

All fixed maturity investments and equity securities are classified as trading securities as the Company has elected the fair value option permitted under U.S. GAAP for these investments. Trading securities are carried at fair value with any change in unrealized gains or losses recognized in the consolidated income statements and included in “net realized investment (losses) gains”. As a result of this investment classification, the Company does not record any change in unrealized gains or losses on investments as a separate component of accumulated other comprehensive income on the consolidated balance sheets.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Other invested assets consist primarily of investments in hedge funds and private equity funds, which have been accounted for as trading securities as the Company has elected the fair value option as permitted under U.S. GAAP. In addition, included in the Company’s other invested assets are various investments which are accounted for using the equity method of accounting. Generally, the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. Equity method investments are recorded at cost and adjusted for the Company’s proportionate share of earnings or losses on a quarterly lag basis. An other-than-temporary impairment charge related to the equity method investments is assessed when facts and circumstances exists that indicate an impairment may exist. An other-than-temporary impairment charge is recorded when it is determined that the carrying value of the equity method investment is below its fair value and the Company does not have the intent and ability to hold to recovery. See note 4(c) for additional information regarding an other-than-temporary impairment charge recorded related to one of the Company's equity method investments. No equity method investment, individually or in the aggregate, was deemed significant to disclose summarized financial data. Other investments are recorded based on valuation techniques depending on the nature of the individual assets.

At each measurement date, the Company estimates the fair value of the financial instruments using various valuation techniques. The Company utilizes, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of financial instruments. When quoted market prices or observable market inputs are not available, the Company may utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The Company bases its determination of whether a market is active or inactive on the spread between what a seller is asking for a security and what a buyer is bidding for that security. Spreads that are significantly above historical spreads are considered inactive markets. The Company also considers the volume of trading activity in the determination of whether a market is active or inactive. See note 6 for additional information regarding the fair value of financial instruments.

The Company utilizes independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of December 31, 2015. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker-dealer quotes. In addition, to validate all prices obtained from these pricing sources including non-binding broker-dealer quotes, the Company also obtains prices from its investment portfolio managers and other sources (e.g., another pricing vendor), and compares the prices obtained from the independent pricing sources to those obtained from the Company’s investment portfolio managers and other sources. The Company investigates any material differences between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices obtained from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of December 31, 2015 and 2014.

Investment securities are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments using the effective yield method and is net of related expenses. Interest income for fixed maturity investments is accrued and recognized based on the contractual terms of the fixed maturity investments and is included in “net investment income” in the consolidated income statements. The Company’s share of distributed and undistributed net income from equity method investments is included in net investment income. The return on investments is managed on a total financial statement portfolio return basis, which includes the distributed and undistributed net income from equity method investments, and as such have classified these amounts in net investment income.

Realized gains and losses on the disposition of investments, which are based upon the first-in first-out method of identification, are included in “net realized investment (losses) gains” in the consolidated income statements. For mortgage-backed and asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis. Revised prepayment assumptions are applied to securities on a retrospective basis to the date of acquisition. The cumulative adjustments to amortized cost required due to these changes in effective yields and maturities are recognized in net investment income in the same period as the revision of the assumptions.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheets and any unfunded commitments.

f) Translation of Foreign Currencies

Transactions in currencies other than a foreign operation's functional currency are translated into the functional currency of the foreign operation. Foreign currency transaction gains and losses, including those arising from forward exchange contracts, are included in “foreign exchange loss” in the consolidated income statements. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period-end exchange rates, and functional currency income statements are translated using average exchange rates with the related foreign currency translation adjustment recorded as a separate component of accumulated other comprehensive income or loss.

g) Cash and Cash Equivalents

Cash and cash equivalents include amounts held in banks, time deposits, commercial paper, discount notes and U.S. Treasury Bills with maturities of less than three months from the date of purchase.

h) Income Taxes

Allied World Switzerland and certain of its subsidiaries operate in jurisdictions where they are subject to income taxation. Current and deferred income taxes are charged or credited to operations, or to shareholders' equity in certain cases, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes payable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns.

It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated income statements. The Company has not recorded any interest or penalties during the years ended December 31, 2015, 2014 and 2013 and the Company has not accrued any payment of interest and penalties as of December 31, 2015 and 2014.

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

k) Performance-Based Equity Awards

The Company has granted performance-based equity awards to key employees in order to promote the long-term growth and profitability of the Company. Each award represents the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. These performance-based equity awards vest after a three-year performance period. The compensation expense for these awards is based on the market value of Allied World Switzerland’s common shares on the grant date, and is recognized on a straight-line basis over the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

applicable performance and vesting period. The Company will also adjust the compensation expense, as a cumulative adjustment, to the extent the Company's performance is above or below the targeted performance criteria.

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

l) Goodwill and Intangible Assets

The Company classifies its intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets, other than goodwill, generally consist of customer renewal rights, distribution channels, internally generated software, non-compete covenants, trademarks, and insurance licenses.

For intangible assets with finite lives, the value of the assets is amortized over their expected useful lives and the expense is included in “amortization and impairment of intangible assets” in the consolidated income statements. The Company tests assets for impairment if conditions exist that indicate the carrying value may not be recoverable. If, as a result of the evaluation, the Company determines that the value of the intangible assets is impaired, then the value of the assets will be written-down in the period in which the determination of the impairment is made. See note 10 for additional information regarding an impairment recorded for one of the Company's intangible assets with finite lives.

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

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit(s) based on the expected benefit to be received by the reporting units from the business combination. The Company determines the expected benefit based on several factors including the purpose of the business combination, the strategy of the Company subsequent to the business combination and structure of the acquired company subsequent to the business combination. A reporting unit is a component of the Company’s business that has discrete financial information that is reviewed by management. In determining the reporting unit, the Company analyzes the inputs, processes, outputs and overall operating performance of the reporting unit. The Company has several reporting units to which the goodwill is allocated to.

For goodwill, the Company performs an annual impairment test, or more frequently if circumstances are warranted. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of the qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test. For the year ended December 31, 2015, the Company elected to bypass the qualitative assessment and performed the first step of the goodwill impairment test.

During the fourth quarter of 2015, the Company changed its annual impairment test date from September 30th to October 1st. The Company believes the change in impairment test date is preferable as it aligns to the quarter in which the Company performs the impairment test, which is during the fourth quarter of each year. This change does not result in any delay, acceleration or avoidance of impairment.

The first step of the goodwill impairment test is to compare the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

We recorded no goodwill impairments during the years ended December 31, 2015, 2014 and 2013.

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

n) Earnings Per Share

Basic earnings per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net income available to common shareholders divided by the weighted average number of common and common share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities, including employee stock options, employee share repurchase plan awards, RSUs and performance-based awards. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

o) Treasury Shares

Common shares repurchased by the Company and not subsequently canceled are classified as “treasury shares” on the consolidated balance sheets and are recorded at cost. When shares are reissued from treasury the historical cost, based on the first-in, first-out method, is used to determine the cost of the reissued shares. The difference between the cost of the treasury shares and the par value of the common stock shall be first reflected as additional paid-in capital, but to the extent additional paid-in capital is exhausted the remainder shall reduce retained earnings. The issuance of shares out of treasury have been related to vesting equity-based compensation of the Company's employees and directors.

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
In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amends certain aspects of the consolidation guidance in U.S. GAAP. In particular, it will modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and also eliminates the presumption that a general partner should consolidate a limited partnership, if certain conditions are met. The new guidance will also affect the consolidation analysis of the Company's interests in VIEs, particularly those that have fee

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

arrangements and related party relationships. ASU 2015-02 is effective on January 1, 2016 and adoption is required retrospectively either through a modified retrospective approach by recording a cumulative-effect adjustment to shareholders' equity as of the beginning of the year of adoption or retrospectively for all comparative periods. The Company has determined that the adoption of ASU 2015-02 will result in several of its limited partnership interests meeting the criteria of being considered VIEs. None of the limited partnership interests that will be considered VIE's will be consolidated as the Company is not considered the primary beneficiary. As a result, the Company does not expect any financial statement impact due to the adoption of ASU 2015-02 other than additional disclosures related to the Company's interests in VIEs.
In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends existing guidance on the presentation of debt issuance costs in the balance sheets to be recorded as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Under existing U.S. GAAP, capitalized debt issuance costs were capitalized as an asset. ASU 2015-03 is effective January 1, 2016, with early application permitted. The Company adopted ASU 2015-03 as of December 31, 2015 and reclassified debt issuance costs from “other assets” to “unamortized discount and debt issuance costs” in the consolidated balance sheets. As a result of the adoption of ASU 2015-03, the amount of debt issuance costs reclassified to “unamortized discount and debt issuance costs” as of December 31, 2014 was $2.7 million.
In May 2015, the FASB issued Accounting Standards Update 2015-07, “Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The Company has applied the net asset value per share practical expedient to all of its private equity and hedge funds in determining fair value. The Company early adopted ASU 2015-07 during the second quarter of 2015, and as a result removed the fair value category for its investments that are measured using the net asset value per share practical expedient that is disclosed in Note 6.
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
In September 2015, the FASB issued Accounting Standards Update 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to the provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is also required to either present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amounts recorded in the current-period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under existing U.S. GAAP, the acquirer is required to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and shall apply to adjustments to provisional amounts that occur after the effective date. The Company early adopted ASU 2015-16 during the fourth quarter of 2015. As a result of the adoption of ASU 2015-16, the final measurement-period adjustments recorded for the acquisitions of the Hong Kong and Singapore operations of Royal & Sun Alliance Insurance plc (“RSA”) were recorded during the fourth quarter of 2015, which was the period in which the Company finalized its purchase price accounting.
In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after January 1, 2018, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on future financial statements and disclosures.

3. ACQUISITIONS

a) Hong Kong and Singapore Branches of Royal & Sun Alliance Insurance plc

On April 1, 2015, the Company completed its acquisitions of certain assets and assumed certain liabilities of the Hong Kong and Singapore operations of RSA to further expand its international insurance operations. The assets acquired and liabilities assumed constituted a business, and as such the Company accounted for the acquisitions of the RSA branches under the acquisition method in accordance with U.S. GAAP. The consideration for the branches was $176.5 million in cash, after receipt of cash for post-closing adjustments. The post-closing adjustments were based on the net asset value of the acquired branches at the date of acquisitions that resulted in the Company receiving $17.4 million in cash. The Company has incurred a cumulative total of $9.2 million in acquisition related expenses, mostly related to advisory, legal and valuation services rendered, which were recorded in “other expense” in the consolidated income statements in 2014 and 2015.

The following table summarizes the consideration paid for the Hong Kong and Singapore branches of RSA and the preliminary amounts of the assets acquired and liabilities assumed at the acquisition date.

Consideration:	Fair Value
Cash consideration	$176.5

Recognized amounts of identifiable assets acquired and liabilities assumed:
Fixed maturity investments	246.1
Cash and cash equivalents	47.1
Insurance balances receivable	114.4
Prepaid reinsurance	17.5
Reinsurance recoverable	58.9
Value of business acquired	28.9
Intangible assets	79.9
Other assets	9.9
Reserve for losses and loss expenses	(314.1)
Unearned premiums	(150.5)
Reinsurance balances payable	(35.8)
Net deferred tax liabilities	(11.9)
Accounts payable and accrued liabilities	(20.1)
Total identifiable net assets acquired	70.3

Goodwill	106.2
Total net assets acquired	$176.5
Of the $106.2 million of goodwill acquired, $54.7 million and $51.5 million related to the Hong Kong and Singapore branches, respectively. None of the goodwill recorded was deductible for tax purposes.
The Company recognized identifiable finite lived intangible assets, including an intangible asset for the value of businesses acquired (“VOBA”), which will be amortized over a weighted average period of 12 years. The Company also recorded an insurance-related intangible liability related to the reserve for loss and loss expenses of $8.3 million that will be amortized over a weighted average period of 8 years, and included in “net losses and loss expenses” in the consolidated income statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The insurance-related intangible liability related to the reserve for loss and loss expenses was calculated as the additional risk margin less the impact related to discounting the net reserves for losses and loss expenses. Since the fair value adjustment increased the net reserve for losses and loss expenses, it has been recorded as an insurance-related intangible liability.
The following is a breakdown of the intangible assets acquired.

	Singapore Branch	Estimated Useful Life	Hong Kong Branch	Estimated Useful Life	Total
VOBA	$17.8	2 years	$11.1	1.5 years	$28.9
Customer renewals	8.6	4 years	4.4	5 years	13.0
Distribution channels	47.7	18 years	19.2	18 years	66.9
	$74.1		$34.7		$108.8
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

•
Customer renewals: The value of inforce policies renewing taking into consideration the net cash flows generated from these renewals. The amortization expense for this intangible asset will be recorded in “amortization and impairment of intangible assets” in the consolidated income statements.

•
Distribution channels: The value of access to contractual and non-contractual relationships (e.g., brokers and affinity relationships) taking into consideration the net cash flows generated from these relationships. The amortization expense for this intangible asset will be recorded in “amortization and impairment of intangible assets” in the consolidated income statements.

The following summarizes the results of the Hong Kong and Singapore branches that have been included in the Company’s consolidated income statement since the acquisitions closed on April 1, 2015.

From April 1, 2015 to December 31, 2015
Total revenue	$155.3
Net loss	$(28.9)
The following unaudited pro forma information presents the combined results of the Company and the acquired Hong Kong and Singapore RSA branches for the years ended December 31, 2015 and 2014, with pro forma adjustments related to the acquisition method of accounting as if the acquisitions had been consummated as of January 1, 2014. This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions and related transactions been made on the dates indicated, or of future results of the Company.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Total revenue	$2,594.2	$2,681.7
Net income	$74.2	$505.9
b) Acquisition of Labuan branch of RSA

On April 30, 2015, the Company also acquired the assets and assumed the liabilities of the Labuan operations of RSA for consideration of one British pound sterling. The Company recorded goodwill of $1.4 million related to this acquisition.
c) Acquisition of Latin American Underwriters Holdings, Ltd.
In January 2015, the Company acquired Latin American Underwriters Holdings Ltd. (“LAU”) for cash consideration of $5.1 million. LAU had previously underwritten trade credit insurance and political risk coverages solely for the Company since 2010. As part of the acquisition, the Company recorded goodwill of $2.5 million and customer renewal intangibles of $3.6

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

million, which have a three-year useful life. The Company also recorded $1.0 million of contingent consideration related to certain earn-out payments. During the third quarter of 2015, it was determined that LAU will not achieve any of the earn-out payments. As a result, the Company reduced the fair value of the contingent consideration to zero with the corresponding gain recorded as a reduction in “general and administrative expenses” in the consolidated income statements. See note 10 for additional information regarding an impairment recorded related to the customer renewal intangible asset.
4.     INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category are as follows:

	December 31, 2015		December 31, 2014
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,434.0	$1,437.9	$1,610.5	$1,610.9
Non-U.S. government and government agencies	556.8	579.2	188.2	196.3
States, municipalities and political subdivisions	413.5	396.0	170.6	165.6
Corporate debt:
Financial institutions	1,275.4	1,277.3	1,024.7	1,018.8
Industrials	1,308.1	1,345.6	1,029.7	1,037.8
Utilities	118.9	125.4	111.0	111.6
Mortgage-backed:
Agency mortgage-backed	751.8	745.4	624.4	611.8
Non-agency residential mortgage-backed	34.0	32.4	93.4	68.8
Commercial mortgage-backed	582.8	600.1	545.7	539.1
Asset-backed	726.2	751.1	670.8	674.5
Total fixed maturity investments, trading	$7,201.5	$7,290.6	$6,069.0	$6,035.2

	December 31, 2015		December 31, 2014
	Fair Value	Cost	Fair Value	Cost
Equity securities	$403.0	$395.3	$844.2	$791.2
Other invested assets	840.2	770.9	812.5	725.1
	$1,243.2	$1,166.2	$1,656.7	$1,516.3

 Other invested assets, included in the table above, include investments in private equity funds, hedge funds and a high yield loan fund that are accounted for at fair value, but excludes other private securities described below in Note 4(b) that are accounted for using the equity method of accounting.

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2015 and 2014 were as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Fund Type	Carrying Value as of December 31, 2015	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$236.4	$236.4	1 - 7 Years	$—			$231.0
Mezzanine debt	205.9	205.9	4 - 8 Years	—			179.0
Distressed	5.1	5.1	2 Years	—			3.8
Real estate	—	—	7 - 9 Years	—			200.0
Total private equity	447.4	447.4		—			613.8
Distressed	215.6	54.6	2 Years	161.0	Monthly	90 Days	—
Equity long/short	58.0	—		58.0	Quarterly	45 Days	—
Relative value credit	105.4	—		105.4	Quarterly	60 Days	—
Total hedge funds	379.0	54.6		324.4			—
High yield loan fund	13.8	—		13.8	Monthly	30 days	—
Total other invested assets at fair value	840.2	502.0		338.2			613.8
Other private securities	126.5	—		126.5			—
Total other invested assets	$966.7	$502.0		$464.7			$613.8

Fund Type	Carrying Value as of December 31, 2014	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$184.5	$184.5	2 - 8 Years	$—			$223.8
Mezzanine debt	166.9	166.9	5 - 9 Years	—			204.2
Distressed	5.9	5.9	3 Years	—			5.2
Real estate	—	—	9 Years	—			50.0
Total private equity	357.3	357.3		—			483.2
Distressed	170.2	170.2		—	Based on net asset value	60 Days	—
Equity long/short	84.2	—		84.2	Quarterly	30 - 60 Days	—
Multi-strategy	51.5	—		51.5	Quarterly	45 - 90 Days	—
Relative value credit	119.1	—		119.1	Quarterly	60 Days	—
Total hedge funds	425.0	170.2		254.8			—
High yield loan fund	30.2	—		30.2	Monthly	30 days	—
Total other invested assets at fair value	812.5	527.5		285.0			483.2
Other private securities	143.0	—		143.0			—
Total other invested assets	$955.5	$527.5		$428.0			$483.2

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

c) Net Investment Income

	Year Ended December 31,
	2015	2014	2013
Fixed maturity investments	164.2	149.5	130.4
Equity securities	13.3	17.6	19.1
Other invested assets: hedge funds and private equity	19.6	12.6	8.2
Other invested assets: other private securities	2.8	13.3	14.7
Cash and cash equivalents	1.7	2.1	2.0
Expenses	(19.5)	(18.2)	(16.8)
Net investment income	182.1	176.9	157.6

Net investment income from other invested assets: other private securities included the distributed and undistributed net income from investments accounted for using the equity method of accounting. The income reported for other invested assets: other private securities for the year ended December 31, 2015 included an other-than-temporary impairment of $6.3 million recorded in the second quarter of 2015 related to one of the Company's equity method investments. The Company recorded the other-than-temporary impairment as the fair value of this investment was below its carrying value. The income reported for other invested assets: other private securities for the year ended December 31, 2014 included a loss of $9.3 million recorded for an equity method investment due to impairment charges that it recorded. At the time, the Company determined the fair value of this investment and concluded that the fair value exceeded the Company's carrying value and as such no other-than-temporary impairment was recorded.

d) Components of Realized Gains and Losses

	Year Ended December 31,
	2015	2014	2013
Gross realized gains on sale of invested assets	$180.3	$195.4	$213.6
Gross realized losses on sale of invested assets	(106.4)	(48.2)	(106.3)
Net realized and unrealized (losses) gains on derivatives	(15.4)	(39.0)	9.5
Mark-to-market (losses) gains:
Debt securities, trading	(126.3)	(1.7)	(117.6)
Equity securities, trading	(41.7)	0.4	4.3
Other invested assets, trading	(18.1)	(17.9)	56.0
Net realized investment (losses) gains	$(127.6)	$89.0	$59.5

e) Pledged Assets

As of December 31, 2015 and 2014, $2,748.9 million and $3,585.8 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2015 and 2014, a further $579.3 million and $571.8 million, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 11(g) for details on the Company’s credit facilities.

5.  DERIVATIVE INSTRUMENTS

As of December 31, 2015 and 2014, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

	December 31, 2015				December 31, 2014
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$41.1	$0.1	$244.8	$3.0	$33.9	$1.3	$167.4	$1.0
Interest rate swaps	—	—	328.2	0.5	—	—	571.5	0.7
Total derivatives	$41.1	$0.1	$573.0	$3.5	$33.9	$1.3	$738.9	$1.7

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized (losses) gains on derivatives not designated as hedges recorded on the consolidated income statements:

	Year Ended December 31,
	2015	2014	2013
Foreign exchange contracts	$(7.3)	$0.9	$1.3
Total included in foreign exchange loss	(7.3)	0.9	1.3
Put options	—	0.5	(3.8)
Foreign exchange contracts	0.2	3.5	3.0
Interest rate swaps	(13.4)	(45.4)	5.6
Interest rate futures	(2.2)	2.4	4.7
Total included in net realized investment (losses) gains	(15.4)	(39.0)	9.5
Total realized and unrealized (losses) gains on derivatives	$(22.7)	$(38.1)	$10.8

The losses related to interest rate swap contracts for the years ended December 31, 2015 and 2014 were the result of selling interest rate swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during the year, the Company recorded a loss related to these interest rate swap contracts.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

December 31, 2015	Carrying amount	Total fair value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,434.0	$1,434.0	$1,396.4	$37.6	$—
Non-U.S. government and government agencies	556.8	556.8	—	556.8	—
States, municipalities and political subdivisions	413.5	413.5	—	413.5	—
Corporate debt:
Financial institutions	1,275.4	1,275.4	—	1,275.4	—
Industrials	1,308.1	1,308.1	—	1,308.1	—
Utilities	118.9	118.9	—	118.9	—
Mortgage-backed:
Agency mortgage-backed	751.8	751.8	—	650.8	101.1
Non-agency residential mortgage-backed	34.0	34.0	—	29.0	5.0
Commercial mortgage-backed	582.8	582.8	—	582.8	—
Asset-backed	726.2	726.2	—	663.2	63.0
Total fixed maturity investments	7,201.5	7,201.5	1,396.4	5,636.1	169.1
Equity securities	403.0	403.0	403.0	—	—
Other invested assets(1)	840.2	840.2	—	—	—
Total investments	$8,444.7	$8,444.7	$1,799.4	$5,636.1	$169.1
Derivative assets:
Foreign exchange contracts	$0.1	$0.1	$—	$0.1	$—
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	$3.0	$3.0	$—	$3.0	$—
Interest rate swaps	0.5	0.5	—	0.5	—
Senior notes	$1,292.9	$1,337.9	$—	$1,337.9	$—
Other long-term debt	$23.0	$27.7	$—	$27.7	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

December 31, 2014	Carrying amount	Total fair value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,610.5	$1,610.5	$1,499.3	$111.2	$—
Non-U.S. government and government agencies	188.2	188.2	—	188.2	—
States, municipalities and political subdivisions	170.6	170.6	—	170.6	—
Corporate debt
Financial institutions	1,024.7	1,024.7	—	1,024.7	—
Industrials	1,029.7	1,029.7	—	1,029.7	—
Utilities	111.0	111.0	—	111.0	—
Mortgage-backed
Agency mortgage-backed	624.4	624.4	—	444.3	180.1
Non-agency residential mortgage-backed	93.4	93.4	—	93.4	—
Commercial mortgage-backed	545.7	545.7	—	544.0	1.7
Asset-backed	670.8	670.8	—	615.4	55.4
Total fixed maturity investments	6,069.0	6,069.0	1,499.3	4,332.5	237.2
Equity securities	844.2	844.2	800.9	—	43.3
Other invested assets(1)	812.5	812.5	—	—	—
Total investments	$7,725.7	$7,725.7	$2,300.2	$4,332.5	$280.5
Derivative assets:
Foreign exchange contracts	$1.3	$1.3	$—	$1.3	$—
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	$1.0	$1.0	$—	$1.0	$—
Interest rate swaps	0.7	0.7	$—	0.7	$—
Senior notes	$796.1	$879.3	$—	$879.3	$—
Other long-term debt	$19.2	$22.6	$—	$22.6	$—
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

Rollforward of Level 3 Financial Instruments

The following is a rollforward of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

	Fair value measurement using significant unobservable inputs (Level 3):
	Agency MBS	Non-agency RMBS	CMBS	Total mortgage- backed	Asset-backed	Equities
Balance at December 31, 2013	$136.5	$9.3	$1.6	$147.4	$93.4	$73.9
Realized and unrealized gains (losses) included in net income	5.1	0.4	—	5.5	(2.1)	(1.3)
Purchases	98.4	0.1	1.5	100.0	4.7	—
Sales	(61.4)	(9.8)	—	(71.2)	(24.5)	(29.3)
Transfers into Level 3 from Level 2	1.5	—	—	1.5	28.8	—
Transfers out of Level 3 into Level 2(1)	—	—	(1.4)	(1.4)	(44.9)	—
Balance at December 31, 2014	$180.1	$—	$1.7	$181.8	$55.4	$43.3
Realized and unrealized gains (losses) included in net income	(1.0)	(0.1)	0.1	(1.0)	(6.1)	3.5
Purchases	17.7	5.2	1.8	24.7	18.4	—
Sales	(95.7)	(0.1)	(3.6)	(99.4)	(23.1)	(46.8)
Transfers into Level 3 from Level 2	—	—	—	—	37.3	—
Transfers out of Level 3 into Level 2(1)	—	—	—	—	(18.9)	—
Balance at December 31, 2015	$101.1	$5.0	$—	$106.1	$63.0	$—
Realized and unrealized losses (gains) included in net income for investments still held as of December 31, 2015	$(1.5)	$(0.1)	$—	$(1.6)	$(0.3)	$—
Realized and unrealized gains (losses) included in net income for investments still held as of December 31, 2014	$4.3	$—	$—	$4.3	$(0.1)	$(1.3)
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

The Company’s external investment accounting service provider receives prices from internationally recognized independent pricing services to measure the fair values of its fixed maturity investments. Pricing sources are evaluated and selected in a manner to ensure that the most reliable sources are used. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs, including, but not limited to,

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value.

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

7.  RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	December 31,
	2015	2014
Outstanding loss reserves	$1,678.5	$1,514.1
Reserves for losses incurred but not reported	4,777.7	4,367.1
Reserve for losses and loss expenses	$6,456.2	$5,881.2

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2015	2014	2013
Gross liability at beginning of year	5,881.2	5,766.5	5,645.5
Reinsurance recoverable at beginning of year	(1,340.3)	(1,234.5)	(1,141.1)
Net liability at beginning of year	4,540.9	4,532.0	4,504.4
Acquisition of net reserves for losses and loss expenses	259.3	—	—
Net losses incurred related to:
Current year	1,667.9	1,411.8	1,303.5
Prior years	(81.6)	(212.6)	(180.3)
Total incurred	1,586.3	1,199.2	1,123.2
Net paid losses related to:
Current year	186.0	171.8	115.7
Prior years	1,201.6	1,001.5	974.0
Total paid	1,387.6	1,173.3	1,089.7
Foreign exchange revaluation and other	(22.7)	(17.0)	(6.0)
Net liability at end of year	4,976.2	4,540.9	4,532.0
Reinsurance recoverable at end of year	1,480.0	1,340.3	1,234.5
Gross liability at end of year	6,456.2	5,881.2	5,766.5

The net reserve for losses and loss expenses acquired of $259.3 million represents the net reserves acquired from the Hong Kong and Singapore branches of RSA of $255.2 million and the net reserves from the Labuan branch of RSA of $4.1 million.

For the year ended December 31, 2015, the Company recognized net favorable prior year reserve development primarily due to lower than expected loss emergence in the Global Markets Insurance and Reinsurance segments and net unfavorable prior year reserve development in the North American Insurance segment. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the property, professional liability and casualty lines of business, partially offset by unfavorable prior year reserve development in the specialty and other line of business from the 2013 loss year. The net favorable reserve development in the Reinsurance segment was primarily related to the property and casualty reinsurance lines of business. The net unfavorable prior year reserve development for the North American Insurance segment primarily related to net unfavorable prior year development in the healthcare and casualty lines of business mainly from the 2012 through 2014 loss years partially offset by favorable prior year reserve development in the professional liability, programs and property lines of business.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

8.     CEDED REINSURANCE

The Company purchases reinsurance from third-party reinsurance companies to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from these reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under the related reinsurance contracts. The Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2015, its reinsurers are able to meet, and will meet, all of their obligations under the agreements. The Company recorded a provision for unrecoverable reinsurance as of December 31, 2015 and 2014 of $1.2 million and nil, respectively. The amount of reinsurance recoverable is as follows:

	2015	2014
OSLR recoverable	$254.6	$232.6
IBNR recoverable	1,225.4	1,107.7
Reinsurance recoverable	$1,480.0	$1,340.3
Reinsurance recoverable on paid losses	$96.4	$86.1

Direct, assumed and ceded premiums written and earned and losses and loss expenses incurred are as follows:

	Premiums Written	Premiums Earned	Losses and Loss Expenses
Year Ended December 31, 2015
Direct	$2,291.6	$2,255.3	$1,471.6
Assumed	801.4	863.6	442.8
Ceded	(645.0)	(630.5)	(328.1)
	$2,448.0	$2,488.4	$1,586.3
Year Ended December 31, 2014
Direct	$1,996.8	$1,835.1	$1,031.3
Assumed	938.6	941.2	464.7
Ceded	(613.4)	(593.6)	(296.8)
	$2,322.0	$2,182.7	$1,199.2
Year Ended December 31, 2013
Direct	$1,804.9	$1,664.4	$936.1
Assumed	933.8	896.1	430.6
Ceded	(618.2)	(554.6)	(243.5)
	$2,120.5	$2,005.9	$1,123.2

Of the premiums ceded during the years ended December 31, 2015, 2014 and 2013, approximately 41.1%, 42.3% and 45.3% were ceded to four reinsurers, respectively.

The Company actively manages its reinsurance exposures by generally selecting reinsurers having a credit rating of “A-” or higher and monitoring the overall credit quality of its reinsurers to ensure the recoverables will be collected.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

	December 31, 2015
	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total	Prepaid Reinsurance(1)	Percentage of Total
Munich Re	A+	$307.9	20.8%	$61.7	15.7%
Axis Capital	A+	150.8	10.2%	32.2	8.2%
Arch Re	A+	115.3	7.8%	16.0	4.1%
Swiss Re	A+	103.9	7.0%	57.3	14.6%
RenaissanceRe	A+	94.0	6.4%	8.0	2.0%
Top five reinsurers		771.9	52.2%	175.2	44.6%
Other reinsurers’ balances		708.1	47.8%	217.1	55.4%
Total reinsurance recoverable		$1,480.0	100.0%	$392.3	100.0%

	December 31, 2014
	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total	Prepaid Reinsurance(1)	Percentage of Total
Munich Re	A+	$285.9	21.3%	$69.4	19.2%
Axis Capital	A+	148.4	11.1%	35.5	9.9%
Arch Re	A+	128.4	9.6%	17.0	4.7%
RenaissanceRe	A+	103.4	7.7%	12.3	3.4%
Swiss Re	A+	66.9	5.0%	41.8	11.6%
Top five reinsurers		733.0	54.7%	176.0	48.8%
Other reinsurers’ balances		607.3	45.3%	184.7	51.2%
Total reinsurance recoverable		$1,340.3	100.0%	$360.7	100.0%
(1) Prepaid reinsurance represents unearned premiums ceded to reinsurance companies.

Approximately 99% of ceded reserves were recoverable from reinsurers who had an A.M. Best rating of “A” or higher as of December 31, 2015 and 2014.

9.     FUNDS HELD

The Company has a minority interest in Aeolus Capital Management Ltd. (“ACM”), an affiliate of Aeolus Re, Ltd., a Bermuda-based property catastrophe reinsurer (“Aeolus Re”), which it accounts for under the equity method. ACM manages capital on behalf of investors seeking to invest in the property catastrophe reinsurance market.

The Company has also entered into a collateralized property catastrophe quota share reinsurance contract with Aeolus Re, whereby the Company assumes property catastrophe business underwritten by Aeolus Re. As part of the agreement to purchase the minority interest in ACM, the Company provided a multi-year capital commitment to support the business being underwritten by Aeolus Re. To the extent that capital is not utilized to support the business being underwritten by Aeolus Re, as all obligations have been settled, the capital is returned to the Company. To the extent the losses are in excess of the premiums written, the capital is utilized to pay the claims. The capital commitment is recorded in "funds held" on the consolidated balance sheets. The funds held balance as of December 31, 2015 and 2014 was $622.4 million and $708.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the premiums written assumed by the Company through the collateralized property catastrophe quota share reinsurance contract with Aeolus Re were $76.3 million, $87.3 million and $83.3 million, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

10.     GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets at December 31, 2015 and 2014:

	Goodwill	Indefinite-Lived Intangible Assets	Finite-Lived Intangible Assets
	Net Carrying Value	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2013	$268.4	$23.9	$41.3	$(16.4)	$24.9
Additions	9.9	—	—	—	—
Amortization of intangible assets	—	—	—	(2.5)	(2.5)
Balance at December 31, 2014	278.3	23.9	41.3	(18.9)	22.4
Additions	110.1	—	83.5	—	83.5
Impairments	—	—	(1.4)	—	(1.4)
Amortization of intangible assets	—	—	—	(8.3)	(8.3)
Foreign currency translation adjustment	(0.3)	—	(3.5)	—	(3.5)
Balance at December 31, 2015	$388.1	$23.9	$119.9	$(27.2)	$92.7

The additions to goodwill, during the year ended December 31, 2014, related to the Company acquisition of the remaining interest in a claims administration services company it did not own. The goodwill related to this acquisition has been allocated to the U.S. direct insurance operations of the North American Insurance segment.

The additions to goodwill and finite-lived intangible assets, during the year ended December 31, 2015, related to the acquisitions of the Hong Kong, Singapore and Labuan branches of RSA and the acquisition of LAU. The goodwill and finite-lived intangible assets related to these acquisitions have been allocated to the Global Markets Insurance segment.

The impairment to the finite-lived intangible assets, during the year ended December 31, 2015, related to the customer renewal intangibles from the acquisition of LAU. The trade credit business that is underwritten by LAU underperformed during the current year due to increased frequency of reported losses and as a result the Company took actions to non-renew certain accounts and as a result the customer renewal intangible asset was impaired by $1.4 million and was recorded in “amortization and impairment of intangible assets” in the consolidated income statements.

As of December 31, 2015, goodwill of $274.3 million, $109.9 million and $3.9 million was allocated to the North American Insurance segment, Global Markets Insurance segment and Reinsurance segment, respectively. The impairment reviews for goodwill and indefinite-lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2015, 2014 and 2013. The net carrying value of the goodwill is net of accumulated impairment charges of $0.2 million that occurred prior to December 31, 2013.

As of December 31, 2015, the net carrying value of the finite-lived intangible assets is net of accumulated impairment charges of $8.2 million. As of December 31, 2015, the net carrying value of the finite-lived intangible assets is comprised of distribution network intangible assets of $81.0 million and customer renewal intangible assets of $11.7 million. As of December 31, 2014, the net carrying value of the finite-lived intangible assets of $22.4 million was all related to distribution network intangibles.

The remaining finite-lived intangible assets as of December 31, 2015 will be amortized over an expected remaining useful life of 13.6 years. The distribution network intangible asset will be amortized over an expected remaining useful life of 15.0 years, and the customer renewal intangible asset will be amortized over an expected remaining useful life of 3.4 years. The estimated amortization expense for each of the five succeeding fiscal years and thereafter related to the Company’s finite-lived intangible assets is as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Amount
2016	$9.5
2017	9.5
2018	8.9
2019	7.3
2020	6.2
2021 and thereafter	51.3
Total	$92.7

11.     DEBT AND FINANCING ARRANGEMENTS

a) Financing Structure

The following table shows the Company’s financing structure:

	Outstanding(1)	Unamortized discount and debt issuance costs	Balance(2)
December 31, 2015
2006 Senior notes due 2016 (discount is based on imputed interest rate of 3.77%)	$500.0	$0.5	$499.5
2010 Senior notes due 2020 (discount is based on imputed interest rate of 2.78%)	300.0	2.3	297.7
2015 Senior notes due 2025 (discount is based on imputed interest rate of 2.18%)	500.0	4.3	495.7
Swiss office building mortgage	17.9	—	17.9
Swiss office building credit facility	5.1	—	5.1
$1,000 million Secured letter of credit facility — uncommitted	507.5	—	—
$150 million Secured letter of credit facility — committed	—	—	—
	$1,830.5	$7.1	$1,315.9
December 31, 2014
2006 Senior notes due 2016 (discount is based on imputed interest rate of 3.77%)	$500.0	$1.2	$498.8
2010 Senior notes due 2020 (discount is based on imputed interest rate of 2.78%)	300.0	2.7	297.3
Swiss office building mortgage	14.2	—	14.2
Swiss office building credit facility	5.1	—	5.1
$1,000 million Secured letter of credit facility — uncommitted	497.3	—	—
$150 million Secured letter of credit facility — committed	—	—	—
	$1,316.6	$3.9	$815.4

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Represents the principal amount borrowed, net of unamortized discount and debt issuance costs.

b) 2006 Senior Notes Due 2016

In 2006, Allied World Assurance Company Holdings, Ltd, a Bermuda company (“Allied World Bermuda”) issued $500.0 million aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (the “2006 Senior Notes”), with interest payable semi-annually. The 2006 Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. The 2006 Senior Notes can be redeemed by Allied World Bermuda prior to maturity subject to payment of a “make-whole” premium. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 2006 Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

c) 2010 Senior Notes Due 2020

In November 2010, Allied World Bermuda issued $300.0 million aggregate principal amount of 5.50% Senior Notes due November 15, 2020 (the “2010 Senior Notes”), with interest on the notes payable semi-annually. The 2010 Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. Allied World Bermuda may redeem the 2010 Senior Notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the 2010 Senior Notes to be redeemed or a make-whole price, plus accrued and unpaid interest. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 2010 Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.

d) 2015 Senior Notes Due 2025

In October 2015, Allied World Bermuda issued $500.0 million aggregate principal amount of 4.35% Senior Notes due October 29, 2025 (the “2025 Senior Notes”), with interest on the notes payable semi-annually commencing on April 29, 2016. The Company intends that the proceeds from these senior notes will be used to refinance the 2006 Senior Notes due to mature in August 2016. The 2025 Senior Notes are Allied World Bermuda’s unsecured and unsubordinated obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. Allied World Bermuda may redeem the 2025 Senior Notes at any time or from time to time in whole or in part at a redemption price equal to the greater of the principal amount of the 2025 Senior Notes to be redeemed or a make-whole price, in each case, plus accrued and unpaid interest. Allied World Bermuda has no current expectations of redeeming the notes prior to maturity. The 2025 Senior Notes include covenants and events of default that are usual and customary, but do not contain any financial covenants.

e) Swiss Office Building Mortgage

In 2014, the Company entered into a 20-year mortgage commitment with a Swiss bank for the construction of a company-used office building in Zug, Switzerland. The total proceeds received in 2014 under the mortgage were $14.2 million (CHF 14.0 million) with a fixed annual interest rate of 3.2% payable quarterly. An additional $4.0 million (CHF 4.0 million) of proceeds from the mortgage was drawn during the first quarter of 2015. The mortgage payments are $0.3 million (CHF 0.3 million) per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage. The outstanding balance of the mortgage is included in "other long-term debt" on the consolidated balance sheets.

f) Swiss Office Building Credit Facility

In conjunction with the above mortgage commitment, the Company entered into a three year credit facility with a Swiss bank that provides up to $5.1 million (CHF 5.0 million) for general corporate purposes, however the Company will use the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The Company utilized the full commitment of the credit facility to finance the purchase of the Swiss office space. The interest rate for the credit facility is 2.5%. The outstanding balance of the credit facility is included in "other long-term debt" on the consolidated balance sheets.

g) Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.

Allied World Bermuda has a collateralized amended letter of credit facility with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. The maximum aggregate amount available under this credit facility as of December 31, 2015 and 2014 is $1,000.0 million on an uncommitted basis.

On November 27, 2007, Allied World Bermuda entered into an $800.0 million five-year senior credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consisted of a $400.0 million secured letter of credit facility for the issuance of standby letters of credit (the “Secured Facility”) and a $400.0 million unsecured facility for the making of revolving loans and for the issuance of standby letters of credit.

On June 7, 2012, Allied World Bermuda amended the Secured Facility. The amended $450.0 million four-year secured credit facility (the “Amended Secured Credit Facility”) is primarily used for the issuance of standby letters of credit to support

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

obligations in connection with the insurance and reinsurance business of Allied World Bermuda and its subsidiaries. A portion of the facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150.0 million. Allied World Bermuda may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150.0 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require the Company to maintain a certain leverage ratio and financial strength rating.

On November 12, 2014, Allied World Bermuda gave irrevocable notice to the administrative agent under the Amended Secured Credit Facility to reduce the aggregate commitment from $450.0 million to $150.0 million. All other material items of the Amended Secured Credit Facility remain unchanged.

h) Debt Maturities

The following table reflects the Company’s debt maturities, which includes its senior notes and other long-term debt:

Amount
2016	$500.3
2017	5.4
2018	0.3
2019	0.3
2020	300.3
2021 and thereafter	516.5
Total	$1,323.1

12.     INCOME TAXES

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Singapore, Switzerland and the United Kingdom. The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the U.S., 2012 to 2015; the United Kingdom, 2014 and 2015; Ireland, 2011 to 2015; Switzerland, 2013 to 2015; Hong Kong, 2009 to 2015; and Singapore, 2011 to 2015. In December 2014, the Company received notice that the U.S. Internal Revenue Service will conduct an audit of the 2012 tax return of the Company's U.S. subsidiaries. The Company does not believe there will be any material findings from the 2012 tax return audit. To the best of the Company’s knowledge, there are no other examinations pending by any other tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2015.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The components of income tax expense are as follows:

	Year Ended December 31,
	2015	2014	2013
Current income tax expense	$9.8	$26.8	$21.7
Deferred income tax (benefit) expense	(4.0)	3.7	(11.9)
Income tax expense	$5.8	$30.5	$9.8

Our income is primarily sourced from our Bermuda, U.S., European and Asia Pacific operations. The income before income taxes for these operations are as follows:

	Year Ended December 31,
	2015	2014	2013
Non-U.S.	$76.9	$447.9	$401.9
United States	12.8	72.9	25.9
Income before income taxes	$89.7	$520.8	$427.8

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Reserve for losses and loss expenses	$22.2	$21.6
Equity compensation	14.2	15.3
Unearned premium	18.1	16.9
Deferred acquisition costs	10.5	11.2
Net loss carryforward	27.3	13.8
Total deferred tax assets	92.3	78.8
Deferred tax liabilities:
Intangible assets	(23.3)	(13.9)
Realized gains	(3.0)	(12.8)
Depreciation	(6.4)	(2.5)
Market discount on bonds	(1.2)	(0.7)
Other	(5.2)	(3.1)
Total deferred tax liabilities	(39.1)	(33.0)
Net deferred taxes before valuation allowance	53.2	45.8
Valuation allowance	(28.8)	(12.2)
Net deferred tax assets	$24.4	$33.6

The valuation allowance reported in the current period relates to net operating loss carryforwards for the European and Asia Pacific operations as it is unlikely those operations will have sufficient income to utilize the net loss carryforwards in the near term. The change in valuation allowance of $16.6 million was included in income tax expense for the year ended December 31, 2015. The capital loss carryforwards from the United Kingdom and Asia Pacific operations do not expire as along as minimum capital requirements are maintained.

Current tax receivable and payable has been included in “other assets” and “accounts payable and accrued liabilities” on the consolidated balance sheets, respectively. Current taxes receivable or payable was as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

	December 31,
	2015	2014
Current tax receivable	$5.5	$8.6
Current tax payable	$2.5	$0.8

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the Company’s effective tax rate on pre-tax accounting income and the expected tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Expected tax rate	7.8%	7.8%	7.8%
Income not subject to income tax	(14.2)%	(7.1)%	(8.2)%
Valuation allowance	14.5%	2.3%	—%
Foreign taxes at local expected tax rates	(1.7)%	4.4%	1.4%
Disallowed expenses and capital allowances	3.2%	0.2%	1.0%
Prior year refunds and adjustments	—%	1.2%	0.8%
Other	(3.2)%	(2.9)%	(0.5)%
Effective tax rate	6.4%	5.9%	2.3%

13.     SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	December 31,
	2015	2014
Common shares issued and fully paid, 2015 and 2014: CHF 4.10 per share	95,523,230	100,775,256
Share capital at end of year	$386.7	$408.0

	2015	2014
Shares issued at beginning of year	100,775,256	103,477,452
Shares canceled	(5,252,026)	(2,702,196)
Total shares issued at end of year	95,523,230	100,775,256
Treasury shares issued at beginning of year	4,579,774	3,223,806
Shares repurchased	6,047,437	4,906,785
Shares issued out of treasury	(811,590)	(848,621)
Shares canceled	(5,252,026)	(2,702,196)
Total treasury shares at end of year	4,563,595	4,579,774
Total shares outstanding at end of year	90,959,635	96,195,482

During the years ended December 31, 2015, and 2014, 5,252,026 and 2,702,196 voting shares repurchased and designated for cancellation, respectively, were constructively retired and canceled.

As required under Swiss law, the Company cannot hold more than 10% of its registered capital in treasury shares, unless it receives shareholder approval to do so.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

The Company’s primary restrictions on net assets of subsidiaries consist of regulatory requirements placed upon the regulated insurance and reinsurance subsidiaries to hold minimum amounts of total statutory capital and surplus and there were no other material restrictions on net assets in place as of December 31, 2015.

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

On May 1, 2014, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amounts were paid to shareholders in quarterly dividends of $0.225 per share in July 2014, October 2014, January 2015 and April 2015.

On April 30, 2015, the shareholders approved the Company's proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.26 per share. The first three installments of the dividend was distributed in July 2015, October 2015 and December 2015. The Company expects to distribute the remaining installment of the dividend in April 2016.

The Company paid the following dividends during the years ended December 31, 2015, 2014 and 2013:

Dividend Paid	Partial Par Value Reduction Per Share		Dividend Per Share	Total Amount Paid
December 31, 2015		N/A	$0.260	$23.7
October 1, 2015		N/A	$0.260	$23.6
July 2, 2015		N/A	$0.260	$23.6
April 2, 2015		N/A	$0.225	$21.5
January 2, 2015		N/A	$0.225	$21.7
October 2, 2014		N/A	$0.225	$21.7
July 2, 2014		N/A	$0.225	$21.9
April 3, 2014		N/A	$0.167	$16.5
January 2, 2014		N/A	$0.167	$16.7
October 3, 2013		N/A	$0.167	$17.0
July 3, 2013		N/A	$0.167	$17.1
March 12, 2013	CHF	0.11	$0.125	$13.0

c) Share Repurchases

On May 1, 2014, the shareholders approved a share repurchase program in order for the Company to repurchase up to $500.0 million of Allied World Switzerland's common shares. This share repurchase program supersedes the 2012 share

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

repurchase program and no further repurchases will be made under the 2012 share repurchase program. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by Allied World Switzerland to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Year Ended December 31,
	2015	2014	2013
Common shares repurchased	6,047,437	4,906,785	5,544,432
Total cost of shares repurchased	$245.3	$175.4	$174.7
Average price per share	$40.56	$35.74	$31.51

On May 6, 2015, the Company repurchased 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164.4 million. The repurchase was executed under the 2014 share repurchase program.

14.     EMPLOYEE BENEFIT PLANS

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following table summarizes the activity related to options granted and exercised:

	Year Ended December 31,
	2015	2014	2013
Options granted	—	—	—
Weighted average grant date fair value	$—	$—	$—
Options exercised	(454,602)	(479,831)	(674,187)
Total intrinsic value of options exercised	$12.0	$10.3	$12.2
Proceeds from option exercises	$10.1	$10.0	$12.1

The activity related to the Company’s stock options is as follows:

	Year Ended December 31, 2015
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	2,426,674	$16.40
Granted	—	—
Exercised	(454,602)	(14.38)
Forfeited	(3,465)	(20.50)
Expired	—	—
Outstanding at end of year	1,968,607	16.86	4.0 years	$40.0
Exercisable at end of year	1,968,607	$16.86	4.0 years	$40.0

As of December 31, 2015, there was no remaining unrecognized compensation expense related to stock options granted under the Plan.

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

Each award for the performance-based RSUs represents the right to receive a number of shares in the future, based upon the achievement of established performance criteria during the applicable performance period. The compensation expense for the performance-based RSUs is based on the fair market value of Allied World Switzerland's common shares at the time of grant. For the performance-based RSUs granted in 2015, 2014 and 2013, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2015, 2014 and 2013 are expensed at 100%, 100% and 111%, respectively, of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The activity related to the Company’s RSUs awards is as follows:

	Year Ended December 31, 2015
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	502,506	$32.10
RSUs granted	506,505	40.23
RSUs forfeited	(26,646)	(36.08)
RSUs fully vested	(163,056)	(30.42)
Outstanding at end of year	819,309	$37.33	$30.5

As of December 31, 2015, there was remaining $23.0 million of total unrecognized compensation expense related to 819,309 unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 1.8 years.

The activity related to the Company’s performance-based equity awards is as follows:

	Year Ended December 31, 2015
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	616,641	$27.52
Performance-based equity awards granted	234,361	40.24
Additional awards granted due to achievement of performance criteria	91,737	22.29
Performance-based equity awards forfeited	(4,541)	(32.25)
Performance-based equity awards fully vested	(346,515)	(22.29)
Outstanding at end of year	591,683	$34.78	$22.0

As of December 31, 2015, there was remaining $8.1 million of total unrecognized compensation expense related to 591,683 unvested performance-based equity awarded. This expense is expected to be recognized over a weighted-average period of 1.8 years.

The RSUs and performance-based equity awards vested in 2015, 2014 and 2013 had aggregate intrinsic values of $16.9 million, $14.4 million and $28.8 million at the time of vesting, respectively.

c) Cash-equivalent stock awards

As part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and performance-based awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, the Company establishes a liability equal to the product of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. At December 31, 2015, the liability was $39.0 million, and payments for awards vesting in the period are typically settled within the first three months of the year. The liability is included in “accounts payable and accrued expenses” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The activity related to the Company's cash-equivalent RSUs and performance-based equity awards is as follows:

	RSU's		Performance-based Awards
Year Ended December 31, 2015	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,654,064	$27.99	924,906	27.52
Granted	325,805	40.24	156,238	40.24
Additional awards granted due to achievement of performance criteria	—	—	137,585	22.29
Forfeited	(54,964)	(30.42)	(5,527)	(30.39)
Fully vested	(647,822)	(26.16)	(519,725)	(22.29)
Outstanding at end of year	1,277,083	$31.94	693,477	$33.25

d) Total Stock-Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs, LTIP and cash equivalent awards.

	Year Ended December 31,
	2015	2014	2013
Stock options	$0.3	$1.9	$3.3
RSUs and performance-based equity awards	15.0	12.3	10.7
Cash-equivalent stock awards	34.4	37.8	50.9
Total	$49.7	$52.0	$64.9

e) Pension Plans

The Company provides defined contribution retirement plans for its employees and officers.  Contributions are made by the Company, and in some locations, these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice and vesting provisions meeting legal compliance standards.  The amount that an individual employee or officer can contribute may also be subject to regulatory requirements relating to the country of which the individual is a citizen. The Company incurred expenses for these defined contribution arrangements of $13.5 million, $10.6 million and $9.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

15.    EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
Basic earnings per share:
Net income	$83.9	$490.3	$418.0
Weighted average common shares outstanding	92,530,208	97,538,319	102,464,715
Basic earnings per share	$0.91	$5.03	$4.08

	Year Ended December 31,
	2015	2014	2013
Diluted earnings per share:
Net income	$83.9	$490.3	$418.0
Weighted average common shares outstanding	92,530,208	97,538,319	102,464,715
Share equivalents:
Stock options	1,031,666	1,432,960	1,536,939
RSU and LTIP awards	591,773	605,808	864,180
Employee share purchase plan	20,813	14,686	—
Weighted average common shares and common share equivalents outstanding — diluted	94,174,460	99,591,773	104,865,834
Diluted earnings per share	$0.89	$4.92	$3.98

For the years ended December 31, 2015, 2014 and 2013, a weighted average of 308,405, nil and nil RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

16.    COMMITMENTS AND CONTINGENCIES

a)    Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract.

The Company’s investment portfolio is managed pursuant to guidelines that follow prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its investment portfolio. As of December 31, 2015 and 2014, substantially all of the Company’s cash and investments were held with one custodian.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

b)    Operating Leases

The Company leases office space under operating leases expiring in various years through 2031. The following are future minimum rental payments as of December 31, 2015:

Amount
2016	$19.3
2017	25.7
2018	24.8
2019	19.3
2020	14.5
2021 and thereafter	115.3
$218.9

Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $25.9 million, $19.0 million and $11.4 million, respectively. The rent expense for the years ended December 31, 2015, 2014 and 2013 are net of sublease income of $0.7 million, $0.1 million and nil, respectively.

c)    Producers

The three largest individual producers as a percentage of gross premiums written are as follows:

	Year Ended December 31,
	2015	2014	2013
Marsh & McLennan Companies, Inc.	24%	25%	26%
Aon Corporation	16%	17%	18%
Willis Group Holdings	11%	10%	12%

d)    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of December 31, 2015, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

17.    STATUTORY CAPITAL AND SURPLUS

Allied World Switzerland’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Allied World Switzerland and its subsidiaries operate. The total amount of restricted net assets for the Company’s consolidated subsidiaries as of December 31, 2015 was $2,682.7 million.

The minimum required statutory capital and surplus is the amount of statutory capital and surplus necessary to satisfy regulatory requirements based on the Company’s current operations. The statutory capital and surplus and minimum required statutory capital and surplus for the Company’s most significant regulatory jurisdictions at December 31, 2015 and 2014 were as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

	December 31, 2015		December 31, 2014
	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus
Bermuda	$3,270.9	$853.2	$3,273.7	$876.2
United States	1,215.5	241.0	1,220.3	226.9
Ireland	414.0	26.9	410.8	29.2
Switzerland	183.6	17.7	172.3	19.9
United Kingdom	245.9	231.8	231.7	203.7

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

The statutory net income (loss) for the Company’s most significant regulatory jurisdictions for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Bermuda	$221.5	$487.1	$467.3
United States	40.5	45.4	36.7
Ireland	3.2	3.2	(4.9)
Switzerland	10.7	7.4	(6.4)
United Kingdom	(39.4)	(7.8)	9.4

At December 31, 2015, the maximum amount of ordinary dividends or distributions that can be paid, without prior regulatory approval, for the Company’s most significant regulatory jurisdictions, were as follows:

December 31, 2015
Bermuda	$817.7
United States	90.0
Ireland	54.0
Switzerland	32.2
United Kingdom	2.4

a)    Bermuda

The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations as amended. As a Class 4 insurer, Allied World Assurance Company, Ltd is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the enhanced capital requirements as determined by the Bermuda Monetary Authority under the Bermuda Solvency Capital Requirement model (“BSCR model”). The BSCR model is a risk-based capital model that provides a method for determining an insurer’s minimum required capital taking into account the risk characteristics of different aspects of the company’s business. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2015 and 2014, this subsidiary met the requirements.

b)    United States

The Company’s U.S. insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

of ordinary shareholder dividends the subsidiaries can pay. The restrictions are generally based on statutory surplus and/or statutory net income as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2015 and 2014, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

c)    Ireland

The Company’s Irish insurance subsidiary is regulated by the Central Bank of Ireland pursuant to the Insurance Acts 1909 to 2000, the Central Bank Acts 1942 to 2015 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2014, including the European Union (Insurance and Reinsurance) Regulations, 2015. This subsidiary is required to maintain a minimum level of capital. As of December 31, 2015 and 2014, these requirements were met. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution.

d)    Switzerland

The Company’s Swiss insurance subsidiary, Allied World Assurance Company, AG, is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervisory Law 2004 to 2014. This subsidiary’s accounts are prepared in accordance with the Swiss Code of Obligations and the Insurance Supervisory Law. This subsidiary is obligated to maintain a minimum level of capital based on the Swiss Code of Obligation, a minimum of tied assets based on the Insurance Supervisory Law and a minimum solvency margin based on the Solvency I and Swiss Solvency Test (effective as of July 1, 2015) regulations as stipulated by the Insurance Supervisory Law. As of December 31, 2015 and 2014, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves which consist of retained earnings, the current year profit and legal reserves to a certain extent. Any dividend requires approval of the shareholders and in case of the dividend exceeding the current year profit, approval is also required from FINMA. The solvency and capital requirements must still be met following any distribution.

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

f)    Branch Offices

The Company’s insurance subsidiaries maintain branch offices in Australia, Bermuda, England, Switzerland, Hong Kong, Canada, Singapore and Labuan. As branch offices are not considered separate legal entities, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the branch offices. These branch

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

offices are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2015 and 2014, the actual capital and surplus for each of these branches exceeded the relevant local regulatory requirements.

18.    SEGMENT INFORMATION

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Year Ended December 31, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,815.3	$476.3	$801.4	$3,093.0
Net premiums written	1,358.1	324.1	765.8	2,448.0
Net premiums earned	1,301.4	366.8	820.2	2,488.4
Net losses and loss expenses	(910.2)	(240.3)	(435.8)	(1,586.3)
Acquisition costs	(139.6)	(70.9)	(164.9)	(375.4)
General and administrative expenses	(224.6)	(108.4)	(73.3)	(406.3)
Underwriting income (loss)	27.0	(52.8)	146.2	120.4
Other insurance-related revenue	3.5	—	—	3.5
Other insurance-related expenses	(2.7)	(2.5)	(1.0)	(6.2)
Segment income (loss)	27.8	(55.3)	145.2	117.7
Net investment income				182.1
Net realized investment losses				(127.6)
Amortization and impairment of intangible assets				(9.8)
Interest expense				(61.4)
Foreign exchange loss				(11.3)
Income before income taxes				$89.7
Loss and loss expense ratio	69.9%	65.5%	53.1%	63.7%
Acquisition cost ratio	10.7%	19.3%	20.1%	15.1%
General and administrative expense ratio	17.3%	29.5%	8.9%	16.3%
Expense ratio	28.0%	48.8%	29.0%	31.4%
Combined ratio	97.9%	114.3%	82.1%	95.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2014	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,716.3	$280.5	$938.6	$2,935.4
Net premiums written	1,230.8	188.0	903.2	2,322.0
Net premiums earned	1,111.1	162.6	909.0	2,182.7
Net losses and loss expenses	(683.8)	(61.1)	(454.3)	(1,199.2)
Acquisition costs	(105.9)	(18.2)	(171.0)	(295.1)
General and administrative expenses	(219.6)	(68.1)	(78.0)	(365.7)
Underwriting income	101.8	15.2	205.7	322.7
Other insurance-related revenue	2.1	—	—	2.1
Other insurance-related expenses	(1.9)	(6.7)	—	(8.6)
Segment income	102.0	8.5	205.7	316.2
Net investment income				176.9
Net realized investment gains				89.0
Amortization of intangible assets				(2.5)
Interest expense				(57.8)
Foreign exchange loss				(1.0)
Income before income taxes				$520.8
Loss and loss expense ratio	61.5%	37.6%	50.0%	54.9%
Acquisition cost ratio	9.5%	11.2%	18.8%	13.5%
General and administrative expense ratio	19.8%	41.9%	8.6%	16.8%
Expense ratio	29.3%	53.1%	27.4%	30.3%
Combined ratio	90.8%	90.7%	77.4%	85.2%

Year Ended December 31, 2013	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,572.3	$232.6	$933.8	$2,738.7
Net premiums written	1,082.5	145.0	893.0	2,120.5
Net premiums earned	1,023.0	126.0	856.9	2,005.9
Net losses and loss expenses	(651.2)	(50.4)	(421.6)	(1,123.2)
Acquisition costs	(94.8)	(10.1)	(147.8)	(252.7)
General and administrative expenses	(209.0)	(63.2)	(80.1)	(352.3)
Underwriting income	68.0	2.3	207.4	277.7
Other insurance-related revenue	—	—	—	—
Other insurance-related expenses	—	—	—	—
Segment income	68.0	2.3	207.4	277.7
Net investment income				157.6
Net realized investment gains				59.5
Amortization of intangible assets				(2.5)
Interest expense				(56.5)
Foreign exchange loss				(8.0)
Income before income taxes				$427.8
Loss and loss expense ratio	63.7%	40.0%	49.2%	56.0%
Acquisition cost ratio	9.3%	8.0%	17.2%	12.6%
General and administrative expense ratio	20.4%	50.1%	9.3%	17.6%
Expense ratio	29.7%	58.1%	26.5%	30.2%
Combined ratio	93.4%	98.1%	75.7%	86.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Year Ended December 31,
	2015	2014	2013
United States	$1,893.4	$1,795.6	$1,636.0
Bermuda	543.6	640.9	676.2
Europe	326.9	318.6	264.9
Asia Pacific	313.1	167.3	161.6
Canada	16.0	13.0	—
Total gross premiums written	$3,093.0	$2,935.4	$2,738.7

Gross premiums written attributable to Switzerland were $58.2 million, $67.6 million and $61.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table shows the Company’s net premiums earned by line of business for each segment for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
North American Insurance:
Casualty	$424.0	$334.6	$269.1
Professional liability	343.6	276.1	259.2
Property	162.8	170.3	168.0
Healthcare	144.7	168.5	194.3
Programs	150.7	119.8	107.9
Specialty and other	75.6	41.9	24.5
Total	1,301.4	1,111.1	1,023.0

Global Markets Insurance:
Property	106.7	34.0	31.4
Professional liability	102.5	69.1	57.1
Specialty and other	99.8	44.2	23.6
Casualty	57.8	15.3	13.9
Total	366.8	162.6	126.0

Reinsurance:
Property	403.5	412.0	336.0
Casualty	224.4	175.5	171.8
Specialty	192.3	321.5	349.1
Total	820.2	909.0	856.9
Total net premiums earned	$2,488.4	$2,182.7	$2,005.9

19.    CONDENSED CONSOLIDATED PARENT COMPANY AND GUARANTOR FINANCIAL STATEMENTS

The following tables present condensed consolidating financial information as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Balance Sheet:

As of December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,571.2	$—	$8,571.2
Cash and cash equivalents	21.8	1.0	585.2	—	608.0
Insurance balances receivable	—	—	745.9	—	745.9
Funds held	—	—	640.8	—	640.8
Reinsurance recoverable	—	—	1,480.0	—	1,480.0
Reinsurance recoverable on paid losses	—	—	96.4		96.4
Net deferred acquisition costs	—	—	165.2	—	165.2
Goodwill and intangible assets	—	—	504.7	—	504.7
Balances receivable on sale of investments	—	—	36.9	—	36.9
Investments in subsidiaries	3,347.0	4,396.3	—	(7,743.3)	—
Due from subsidiaries	173.1	36.4	16.8	(226.3)	—
Other assets	1.8	0.1	660.9	—	662.8
Total assets	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,456.2	$—	$6,456.2
Unearned premiums	—	—	1,683.3	—	1,683.3
Reinsurance balances payable	—	—	214.4	—	214.4
Balances due on purchases of investments	—	—	125.1	—	125.1
Senior notes	—	1,292.9	—	—	1,292.9
Other long-term debt	—	—	23.0	—	23.0
Due to subsidiaries	8.5	8.3	209.5	(226.3)	—
Other liabilities	2.7	22.2	159.7	—	184.5
Total liabilities	11.2	1,323.4	8,871.2	(226.3)	9,979.4
Total shareholders’ equity	3,532.5	3,110.4	4,632.8	(7,743.3)	3,532.5
Total liabilities and shareholders’ equity	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,868.7	$—	$7,868.7
Cash and cash equivalents	32.6	1.7	555.0	—	589.3
Insurance balances receivable	—	—	664.8	—	664.8
Funds held	—	—	724.0	—	724.0
Reinsurance recoverable	—	—	1,340.3	—	1,340.3
Reinsurance recoverable on paid losses	—	—	86.1		86.1
Net deferred acquisition costs	—	—	151.5	—	151.5
Goodwill and intangible assets	—	—	324.6	—	324.6
Balances receivable on sale of investments	—	—	47.1	—	47.1
Investments in subsidiaries	3,629.3	4,218.0	—	(7,847.3)	—
Due from subsidiaries	147.1	19.2	14.4	(180.7)	—
Other assets	1.4	0.5	620.5	—	622.4
Total assets	$3,810.4	$4,239.4	$12,397.0	$(8,028.0)	$12,418.8
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$5,881.2	$—	$5,881.2
Unearned premiums	—	—	1,555.3	—	1,555.3
Reinsurance balances payable	—	—	180.1	—	180.1
Balances due on purchases of investments	—	—	5.4	—	5.4
Senior notes	—	796.1	—	—	796.1
Other long-term debt	—	—	19.2	—	19.2
Due to subsidiaries	7.6	6.8	166.3	(180.7)	—
Other liabilities	24.6	19.6	159.1	—	203.3
Total liabilities	32.2	822.5	7,966.6	(180.7)	8,640.6
Total shareholders’ equity	3,778.2	3,416.9	4,430.4	(7,847.3)	3,778.2
Total liabilities and shareholders’ equity	$3,810.4	$4,239.4	$12,397.0	$(8,028.0)	$12,418.8

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Income Statement:

Year Ended December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,488.4	$—	$2,488.4
Net investment income	—	0.1	182.0	—	182.1
Net realized investment losses	—	—	(127.6)	—	(127.6)
Other income	—	—	3.5	—	3.5
Net losses and loss expenses	—	—	(1,586.3)	—	(1,586.3)
Acquisition costs	—	—	(375.4)	—	(375.4)
General and administrative expenses	(36.7)	(0.5)	(369.1)	—	(406.3)
Other expense	—	—	(6.2)	—	(6.2)
Amortization of intangible assets	—	—	(9.8)	—	(9.8)
Interest expense	—	(59.2)	(2.2)	—	(61.4)
Foreign exchange gain (loss)	—	—	(11.3)	—	(11.3)
Income tax (expense) benefit	(0.1)	—	(5.7)	—	(5.8)
Equity in earnings of consolidated subsidiaries	120.7	157.3	—	(278.0)	—
NET INCOME (LOSS)	$83.9	$97.7	$180.3	$(278.0)	$83.9
Other comprehensive income (loss)	(9.3)	—	(9.3)	9.3	(9.3)
COMPREHENSIVE INCOME (LOSS)	$74.6	$97.7	$171.0	$(268.7)	$74.6

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,182.7	$—	$2,182.7
Net investment income	0.1	—	176.8	—	176.9
Net realized investment gains	—	—	89.0	—	89.0
Other income	—	—	2.1	—	2.1
Net losses and loss expenses	—	—	(1,199.2)	—	(1,199.2)
Acquisition costs	—	—	(295.1)	—	(295.1)
General and administrative expenses	(35.6)	(3.1)	(327.1)	—	(365.7)
Other expense	—	—	(8.6)	—	(8.6)
Amortization of intangible assets	—	—	(2.5)	—	(2.5)
Interest expense	—	(55.4)	(2.3)	—	(57.8)
Foreign exchange gain (loss)	—	0.1	(1.1)	—	(1.0)
Income tax (expense) benefit	(0.1)	—	(30.4)	—	(30.5)
Equity in earnings of consolidated subsidiaries	525.9	564.6	—	(1,090.5)	—
NET INCOME (LOSS)	$490.3	$506.2	$584.3	$(1,090.5)	$490.3
Other comprehensive income (loss)	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$490.3	$506.2	$584.3	$(1,090.5)	$490.3

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,005.9	$—	$2,005.9
Net investment income	0.1	—	157.5	—	157.6
Net realized investment gains	—	—	59.5	—	59.5
Other income	—	—	—	—	—
Net losses and loss expenses	—	—	(1,123.2)	—	(1,123.2)
Acquisition costs	—	—	(252.7)	—	(252.7)
General and administrative expenses	(42.1)	(1.3)	(308.8)	—	(352.3)
Other expense	—	—	—	—	—
Amortization of intangible assets	—	—	(2.5)	—	(2.5)
Interest expense	—	(55.3)	(1.2)	—	(56.5)
Foreign exchange gain (loss)	0.3	(1.0)	(7.2)	—	(8.0)
Income tax (expense) benefit	0.1	—	(9.9)	—	(9.8)
Equity in earnings of consolidated subsidiaries	459.6	515.2	—	(974.8)	—
NET INCOME (LOSS)	$418.0	$457.6	$517.4	$(974.8)	$418.0
Other comprehensive income (loss)	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$418.0	$457.6	$517.4	$(974.8)	$418.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Statement of Cash Flows:

Year Ended December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$339.6	$377.7	$598.1	$(811.1)	$504.3
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(5,863.2)	—	(5,863.2)
Purchases of other invested assets	—	—	(126.7)	—	(126.7)
Sales of trading securities	—	—	5,328.8	—	5,328.8
Sales of other invested assets	—	—	161.3	—	161.3
Net cash paid for acquisitions	—	—	(124.4)	—	(124.4)
Capital contributions	—	(496.7)	496.7	—	—
Other	—	—	(11.5)	—	(11.5)
Net cash provided by (used in) investing activities	—	(496.7)	(139.0)	—	(635.7)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(114.1)	—	—	—	(114.1)
Intercompany dividends paid	—	(378.4)	(432.7)	811.1	—
Proceeds from the exercise of stock options	10.1	—	—	—	10.1
Share repurchases	(246.4)	—	—	—	(246.4)
Proceeds from senior notes	—	496.7	—	—	496.7
Proceeds from other long-term debt	—	—	4.0	—	4.0
Repayment of other long-term debt	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	(350.4)	118.3	(428.9)	811.1	150.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10.8)	(0.7)	30.2	—	18.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32.6	1.7	555.0	—	589.3
CASH AND CASH EQUIVALENTS, END OF YEAR	$21.8	$1.0	$585.2	$—	$608.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$264.4	$292.9	$493.8	$(643.3)	$407.8
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(7,630.0)	—	(7,630.0)
Purchases of other invested assets	—	—	(307.9)	—	(307.9)
Sales of trading securities	—	—	7,536.9	—	7,536.9
Sales of other invested assets	—	—	267.9	—	267.9
Net cash paid for acquisitions	—	—	(2.6)	—	(2.6)
Other	—	—	8.7	—	8.7
Net cash provided by (used in) investing activities	—	—	(127.0)	—	(127.0)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(76.7)	—	—	—	(76.7)
Intercompany dividends paid	—	(294.0)	(349.3)	643.3	—
Proceeds from the exercise of stock options	10.0	—	—	—	10.0
Share repurchases	(175.9)	—	—	—	(175.9)
Proceeds from other long-term debt	—	—	19.2	—	19.2
Net cash provided by (used in) financing activities	(242.6)	(294.0)	(330.1)	643.3	(223.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.8	(1.1)	36.7	—	57.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10.8	2.8	518.3	—	531.9
CASH AND CASH EQUIVALENTS, END OF YEAR	$32.6	$1.7	$555.0	$—	$589.3

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2013	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$198.7	$265.9	$237.9	$(596.5)	$106.0
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(7,527.7)	—	(7,527.7)
Purchases of other invested assets	—	—	(276.9)	—	(276.9)
Sales of trading securities	—	—	7,540.2	—	7,540.2
Sales of other invested assets	—	—	187.5	—	187.5
Other	—	—	28.8	—	28.8
Net cash provided by (used in) investing activities	—	—	(48.1)	—	(48.1)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Partial par value reduction	(13.0)	—	—	—	(13.0)
Dividends paid	(34.0)	—	—	—	(34.0)
Intercompany dividends paid	—	(274.5)	(322.0)	596.5	—
Proceeds from the exercise of stock options	12.1	—	—	—	12.1
Share repurchases	(173.0)	—	—	—	(173.0)
Net cash provided by (used in) financing activities	(207.9)	(274.5)	(322.0)	596.5	(207.9)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9.2)	(8.6)	(132.2)	—	(150.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20.0	11.4	650.5	—	681.9
CASH AND CASH EQUIVALENTS, END OF YEAR	$10.8	$2.8	$518.3	$—	$531.9

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $378.4 million, $294.0 million and $274.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the condensed consolidating statement of cash flows.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

20.     UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2015 and 2014:

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
REVENUES:
Gross premiums written	$632.3	$754.1	$826.0	$880.6
Premiums ceded	(167.5)	(147.1)	(222.3)	(108.1)
Net premiums written	464.8	607.0	603.7	772.5
Change in unearned premiums	158.0	43.7	42.7	(204.0)
Net premiums earned	622.8	650.7	646.4	568.5
Net investment income	49.1	45.7	42.8	44.5
Net realized investment (losses) gains	(38.8)	(113.6)	(20.2)	45.0
Other income	1.0	0.7	0.9	0.9
	634.1	583.5	669.9	658.9
EXPENSES:
Net losses and loss expenses	412.7	416.9	431.5	325.2
Acquisition costs	96.0	100.1	100.6	78.7
General and administrative expenses	95.0	105.8	108.4	97.1
Other expense	1.9	1.3	1.2	1.8
Amortization of intangible assets	3.7	2.7	2.8	0.6
Interest expense	18.1	14.5	14.5	14.3
Foreign exchange loss (gain)	0.9	(0.8)	1.3	9.9
	628.3	640.5	660.3	527.6
Income (loss) before income taxes	5.8	(57.0)	9.6	131.3
Income tax expense (benefit)	4.0	(5.3)	0.1	7.0
NET INCOME (LOSS)	$1.8	$(51.7)	$9.5	$124.3
PER SHARE DATA
Basic earnings (loss) per share	$0.02	$(0.57)	$0.10	$1.30
Diluted earnings (loss) per share	$0.02	$(0.57)	$0.10	$1.27
Weighted average common shares outstanding	90,934,107	90,882,511	92,441,730	95,935,551
Weighted average common shares and common share equivalents outstanding	92,422,422	90,882,511	93,984,226	97,577,029

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
REVENUES:
Gross premiums written	$565.7	$707.9	$760.4	$901.4
Premiums ceded	(137.9)	(139.2)	(206.5)	(129.8)
Net premiums written	427.8	568.7	553.9	771.6
Change in unearned premiums	145.7	(27.0)	(16.7)	(241.3)
Net premiums earned	573.5	541.7	537.2	530.3
Net investment income	49.1	43.4	36.8	47.6
Net realized investment (losses) gains	(15.4)	(35.1)	85.3	54.2
Other income	1.1	1.0	—	—
	608.3	551.0	659.3	632.1
EXPENSES:
Net losses and loss expenses	273.0	336.1	314.9	275.3
Acquisition costs	80.7	72.4	74.3	67.7
General and administrative expenses	100.9	88.3	96.2	80.3
Other expense	2.0	6.6	—	—
Amortization of intangible assets	0.6	0.6	0.7	0.6
Interest expense	14.3	14.3	14.6	14.5
Foreign exchange (gain) loss	—	0.3	0.7	—
	471.5	518.6	501.4	438.4
Income before income taxes	136.8	32.4	157.9	193.7
Income tax expense	6.2	1.5	6.2	16.6
NET INCOME	$130.6	$30.9	$151.7	$177.1
PER SHARE DATA
Basic earnings per share	1.35	0.32	1.55	1.78
Diluted earnings per share	1.33	0.31	1.52	1.74
Weighted average common shares outstanding	96,386,796	96,458,231	97,809,639	99,545,187
Weighted average common shares and common share equivalents outstanding	98,394,432	98,444,238	99,724,802	101,584,662

Schedule III
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States dollars

Year Ended December 31, 2015
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$70.1	$3,998.2	$1,061.5	$1,301.4	$—	$910.2	$139.6	$224.6	$1,358.1
Global Markets Insurance	26.2	972.4	327.8	366.8	—	240.3	70.9	108.4	324.1
Reinsurance	68.9	1,485.6	294.0	820.2	—	435.8	164.9	73.3	765.8
Corporate	—	—	—	—	182.1	—	—	—	—
Total	$165.2	$6,456.2	$1,683.3	$2,488.4	$182.1	$1,586.3	$375.4	$406.3	$2,448.0
Year Ended December 31, 2014
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$55.7	$3,806.6	$1,003.1	$1,111.1	$—	$683.8	$105.9	$219.7	$1,230.8
Global Markets Insurance	23.3	568.2	223.4	162.6	—	61.1	18.2	68.1	188.0
Reinsurance	72.5	1,506.4	328.8	909.0	—	454.3	171.0	78.0	903.2
Corporate	—	—	—	—	176.9	—	—	—	—
Total	$151.5	$5,881.2	$1,555.3	$2,182.7	$176.9	$1,199.2	$295.1	$365.7	$2,322.0
Year Ended December 31, 2013
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$45.4	$3,701.7	$872.6	$1,023.0	$—	$651.2	$94.8	$209.0	$1,082.5
Global Markets Insurance	9.8	568.7	164.8	126.0	—	50.4	10.1	63.2	145.0
Reinsurance	71.4	1,496.1	358.8	856.9	—	421.6	147.8	80.1	893.0
Corporate	—	—	—	—	157.6	—	—	—	—
Total	$126.6	$5,766.5	$1,396.2	$2,005.9	$157.6	$1,123.2	$252.7	$352.3	$2,120.5

S-1

Schedule IV
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
SUPPLEMENTARY REINSURANCE INFORMATION
(Expressed in thousands of United States dollars)

Property and Casualty:	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount Assumed to Net (c) / (d)
Year Ended December 31, 2015	$2,291.6	$645.0	$801.4	$2,448.0	33%
Year Ended December 31, 2014	$1,996.8	$613.4	$938.6	$2,322.0	40%
Year Ended December 31, 2013	$1,804.9	$618.2	$933.8	$2,120.5	44%

S-2