Form 10-Q
period 2016-03-31
Allied World Assurance Co Holdings, AG
filed 2016-04-19
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 11, 2016, 89,660,448 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2016 and December 31, 2015
(Expressed in millions, except share and per share amounts)

	As of	As of
	March 31, 2016	December 31, 2015
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2016: $7,595.1; 2015: $7,290.6)	$7,568.1	$7,201.5
Equity securities trading, at fair value (cost: 2016: $209.4; 2015: $395.3)	202.0	403.0
Other invested assets	940.3	966.7
Total investments	8,710.4	8,571.2
Cash and cash equivalents	772.0	608.0
Restricted cash	87.4	60.6
Insurance balances receivable	885.4	745.9
Funds held	353.2	640.8
Prepaid reinsurance	380.3	392.3
Reinsurance recoverable	1,512.0	1,480.0
Reinsurance recoverable on paid losses	82.7	96.4
Accrued investment income	40.1	38.3
Net deferred acquisition costs	186.9	165.2
Goodwill	389.7	388.1
Intangible assets	115.7	116.6
Balances receivable on sale of investments	24.6	36.9
Net deferred tax assets	25.0	24.4
Other assets	162.6	147.2
Total assets	$13,728.0	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	$6,575.1	$6,456.2
Unearned premiums	1,796.9	1,683.3
Reinsurance balances payable	221.6	214.4
Balances due on purchases of investments	148.0	125.1
Senior notes:
Principal amount	1,300.0	1,300.0
Less unamortized discount and debt issuance costs	6.7	7.1
Senior notes, net	1,293.3	1,292.9
Other long-term debt	23.3	23.0
Accounts payable and accrued liabilities	134.4	184.5
Total liabilities	$10,192.6	$9,979.4
SHAREHOLDERS’ EQUITY:
Common shares: 2016 and 2015: par value CHF 4.10 per share (2016: 94,062,342; 2015: 95,523,230 shares issued and 2016: 89,840,448; 2015: 90,959,635 shares outstanding)	375.1	386.7
Treasury shares, at cost (2016: 4,221,894; 2015: 4,563,595)	(146.3)	(155.1)
Accumulated other comprehensive loss	(6.2)	(9.3)
Retained earnings	3,312.8	3,310.2
Total shareholders’ equity	3,535.4	3,532.5
Total liabilities and shareholders’ equity	$13,728.0	$13,511.9
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three months ended March 31, 2016 and 2015
(Expressed in millions, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Gross premiums written	$863.5	$880.6
Premiums ceded	(159.5)	(108.1)
Net premiums written	704.0	772.5
Change in unearned premiums	(123.9)	(204.0)
Net premiums earned	580.1	568.5
Net investment income	53.3	44.6
Net realized investment gains	18.9	45.0
Other income	0.6	0.9
Total revenue	652.9	659.0
EXPENSES:
Net losses and loss expenses	372.4	325.2
Acquisition costs	88.3	78.7
General and administrative expenses	96.4	97.1
Other expense	1.1	1.8
Amortization of intangible assets	2.5	0.6
Interest expense	20.0	14.4
Foreign exchange (gain) loss	(3.0)	9.9
Total expenses	577.7	527.7
Income before income taxes	75.2	131.3
Income tax expense	1.1	6.9
NET INCOME	74.1	124.4
Other comprehensive income: foreign currency translation adjustment	3.1	—
COMPREHENSIVE INCOME	$77.2	$124.4
PER SHARE DATA:
Basic earnings per share	$0.82	$1.30
Diluted earnings per share	$0.81	$1.27
Weighted average common shares outstanding	90,254,512	95,935,551
Weighted average common shares and common share equivalents outstanding	91,559,225	97,577,029
Dividends paid per share	$0.260	$0.225
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2016 and 2015
(Expressed in millions)

	Share Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2015	$386.7	$(155.1)	$(9.3)	$3,310.2	$3,532.5
Net income	—	—	—	74.1	74.1
Dividends	—	—	—	(23.4)	(23.4)
Stock compensation	—	8.8	—	(9.7)	(0.9)
Share repurchases	—	(50.0)	—	—	(50.0)
Shares canceled	(11.6)	50.0	—	(38.4)	—
Foreign currency translation adjustment	—	—	3.1	—	3.1
March 31, 2016	$375.1	$(146.3)	$(6.2)	$3,312.8	$3,535.4

December 31, 2014	$408.0	$(143.1)	$—	$3,513.3	$3,778.2
Net income	—	—	—	124.4	124.4
Dividends	—	—	—	(21.5)	(21.5)
Stock compensation	—	12.3	—	(13.4)	(1.1)
Share repurchases	—	(50.9)	—	—	(50.9)
Shares canceled	(1.9)	19.4	—	(17.5)	—
March 31, 2015	$406.1	$(162.3)	$—	$3,585.3	$3,829.1
 See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2016 and 2015
(Expressed in millions)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$74.1	$124.4
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(12.0)	(32.5)
Mark to market adjustments	(27.1)	(22.7)
Stock compensation expense	3.9	4.0
Undistributed income of equity method investments	9.2	9.8
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	86.9	13.9
Unearned premiums, net of prepaid reinsurance	125.5	204.0
Insurance balances receivable	(139.5)	(108.6)
Reinsurance recoverable on paid losses	13.8	(21.0)
Funds held	287.7	244.1
Reinsurance balances payable	7.3	4.3
Net deferred acquisition costs	(21.7)	(35.7)
Net deferred tax assets	(0.6)	3.7
Accounts payable and accrued liabilities	(50.1)	(75.0)
Other items, net	(9.9)	5.0
Net cash provided by operating activities	347.5	317.7
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of trading securities	(1,530.0)	(1,723.4)
Purchases of other invested assets	(8.1)	(233.3)
Sales of trading securities	1,414.6	1,561.9
Sales of other invested assets	38.7	56.5
Purchases of fixed assets	(0.6)	(8.4)
Net cash paid on acquisition	—	(3.5)
Change in restricted cash	(26.8)	31.0
Net cash used in investing activities	(112.2)	(319.2)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(23.4)	(21.7)
Proceeds from the exercise of stock options	0.4	4.2
Repayment of other long-term debt	(0.1)	—
Share repurchases	(50.0)	(50.3)
Net cash used in financing activities	(73.1)	(67.8)
Effect of exchange rate changes on foreign currency cash	1.8	(5.0)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164.0	(74.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	608.0	589.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$772.0	$515.0
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.0	$0.7
Cash paid for interest expense	$18.8	$18.8
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)
1. GENERAL

Allied World Assurance Company Holdings, AG, a Swiss holding company (“Allied World Switzerland”), through its wholly-owned subsidiaries (collectively, the “Company”), is a global provider of a diversified portfolio of property and casualty insurance and reinsurance. References to “$” are to the lawful currency of the United States and to “CHF” are to the lawful currency of Switzerland.

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

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
3. NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including, among others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. With the issuance of ASU 2015-14, this standard will be effective on January 1, 2018 with retrospective adoption required for the comparative periods. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.
In May 2015, the FASB issued Accounting Standards Update 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 provides enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses. The enhanced disclosures required by ASU 2015-09 include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

year presented of incurred claims development information, the total of reserves for losses incurred but not reported (IBNR), including expected development on reported claims, included in the reserve for losses and loss expenses and a description of the reserving methodologies and changes to the reserving methodologies, and (4) for each accident year presented of incurred claims development information, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and as such the disclosures will first be presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company is currently assessing the impact the adoption of ASU 2015-09 will have on future disclosures.
In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after January 1, 2018, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on future financial statements and disclosures.
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for annual periods beginning after January 1, 2019, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on future financial statements and disclosures.
In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after January 1, 2017, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on future financial statements and disclosures.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (“consolidated income statements”) by category are as follows:

	March 31, 2016		December 31, 2015
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,528.0	$1,521.0	$1,434.0	$1,437.9
Non-U.S. government and government agencies	531.4	532.3	556.8	579.2
States, municipalities and political subdivisions	412.9	397.6	413.5	396.0
Corporate debt:
Financial institutions	1,369.7	1,354.2	1,275.4	1,277.3
Industrials	1,435.6	1,440.7	1,308.1	1,345.6
Utilities	130.6	134.9	118.9	125.4
Mortgage-backed:
Agency mortgage-backed	786.0	773.0	751.8	745.4
Non-agency residential mortgage-backed	30.7	29.5	34.0	32.4
Commercial mortgage-backed	564.8	604.6	582.8	600.1
Asset-backed	778.4	807.3	726.2	751.1
Total fixed maturity investments, trading	$7,568.1	$7,595.1	$7,201.5	$7,290.6

	March 31, 2016		December 31, 2015
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$202.0	$209.4	$403.0	$395.3
Other invested assets	817.0	762.7	840.2	770.9
	$1,018.9	$972.1	$1,243.2	$1,166.2

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of March 31, 2016 and December 31, 2015 were as follows:

Investment Type	Carrying Value as of March 31, 2016	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$240.1	$240.1	1 - 7 Years	$—			$223.4
Levered credit	209.6	209.6	4 - 10 Years	—			217.1
Distressed	5.2	5.2	2 Years	—			3.8
Real estate	—	—	7 - 9 Years	—			250.0
Total private equity	454.9	454.9		—			694.3
Distressed	216.2	56.5	2 Years	159.7	Monthly	90 Days	—
Equity long/short	58.8	—		58.8	Quarterly	45 Days	—
Relative value credit	87.1	—		87.1	Quarterly	60 Days	—
Total hedge funds	362.1	56.5		305.6			—
Total other invested assets at fair value	817.0	511.4		305.6			694.3
Other private securities	123.3	—		123.3			—
Total other invested assets	$940.3	$511.4		$428.9			$694.3

Investment Type	Carrying Value as of December 31, 2015	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$236.4	$236.4	1 - 7 Years	$—			$231.0
Levered credit	205.9	205.9	4 - 8 Years	—			179.0
Distressed	5.1	5.1	2 Years	—			3.8
Real estate	—	—	7 - 9 Years	—			200.0
Total private equity	447.4	447.4		—			613.8
Distressed	215.6	54.6	2 Years	161.0	Monthly	90 Days	—
Equity long/short	58.0	—		58.0	Quarterly	45 Days	—
Relative value credit	105.4	—		105.4	Quarterly	60 Days	—
Total hedge funds	379.0	54.6		324.4			—
High yield loan fund	13.8	—		13.8	Monthly	30 Days	—
Total other invested assets at fair value	840.2	502.0		338.2			613.8
Other private securities	126.5	—		126.5			—
Total other invested assets	$966.7	$502.0		$464.7			$613.8
_______________________

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate as described below.

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
(Expressed in millions, except share, per share, percentage and ratio information)

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

The following describes each investment type:

•
Private equity (primary and secondary): Primary equity includes funds that may invest in companies and general partnership interests, as well as direct investments. Secondary funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity, funds may seek liquidity by selling their existing interests, plus any remaining commitment, to secondary market participants. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the funds.

•
Levered credit (including mezzanine debt): Levered credit funds invest across the capital structures of upper middle market and middle market companies in connection with leveraged buyouts, mergers and acquisitions, recapitalizations, growth financings, refinancings and other corporate purposes. The most common position in the capital structure of mezzanine funds will be between the senior secured debt holder and the equity; however, the funds in which we are invested may include secured debt, subordinated debt, preferred stock and/or private equity. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the funds.

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

•
Real estate funds: Private real estate funds invest directly (through debt and equity) in commercial real estate (multifamily, industrial, office, student housing and retail) as well as residential property.  Real estate managers have diversified portfolios that generally follow core, core-plus, value-added or opportunistic strategies.  These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

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

Unconsolidated Variable Interest Entities

As a result of the adoption of Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis”, which became effective January 1, 2016, certain limited partnership investments and similar legal entity investments were considered variable interest entities (“VIE's”) as there were no substantive kick-out or other participating rights. These VIE's will not be consolidated because the Company has determined it is not considered the primary beneficiary, as it does not have both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As such, the Company continues to record its interests in these entities at fair value, with changes in fair value recorded in the consolidated income statements. The Company's interests in these entities are recorded in “other invested assets” in the unaudited condensed consolidated balance sheets (“consolidated balance sheets”). The Company's maximum

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

exposure to loss in these entities, which is the sum of the carrying value and the unfunded commitment, was $867.6 million as of March 31, 2016.

c) Net Investment Income

	Three Months Ended March 31,
	2016	2015
Fixed maturity investments	$48.0	$36.2
Equity securities	1.8	3.6
Other invested assets: hedge funds and private equity	4.7	8.4
Other invested assets: other private securities	3.1	0.9
Cash and cash equivalents	0.5	0.5
Expenses	(4.8)	(5.0)
Net investment income	$53.3	$44.6

d) Components of Realized Gains and Losses

	Three Months Ended March 31,
	2016	2015
Gross realized gains on sale of invested assets	$54.0	$45.3
Gross realized losses on sale of invested assets	(41.9)	(13.0)
Net realized and unrealized losses on derivatives	(22.9)	(11.6)
Mark-to-market gains (losses):
Fixed maturity investments, trading	62.3	25.5
Equity securities, trading	(15.1)	5.4
Other invested assets, trading	(17.5)	(6.6)
Net realized investment gains	$18.9	$45.0

e) Pledged Assets

As of March 31, 2016 and December 31, 2015, $2,703.4 million and $2,748.9 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2016 and December 31, 2015, a further $631.8 million and $579.3 million, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 11(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for details on the Company’s credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

5. DERIVATIVE INSTRUMENTS

As of March 31, 2016 and December 31, 2015, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

	March 31, 2016				December 31, 2015
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$0.1	$—	$201.3	$5.5	$41.1	$0.1	$244.8	$3.0
Interest rate swaps	—	—	219.2	0.5	—	—	328.2	0.5
Total derivatives	$0.1	$—	$420.5	$6.0	$41.1	$0.1	$573.0	$3.5

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended March 31,
	2016	2015
Foreign exchange contracts	$2.3	$(7.4)
Total included in foreign exchange (gain) loss	2.3	(7.4)
Foreign exchange contracts	(14.9)	1.1
Interest rate swaps and futures	(8.0)	(12.7)
Total included in net realized investment gains	(22.9)	(11.6)
Total realized and unrealized losses on derivatives	$(20.6)	$(19.0)

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

The Company also purchases and sells interest rate future and interest rate swap contracts to actively manage the duration and yield curve positioning of its fixed income portfolio. Interest rate futures and interest rate swaps can efficiently increase or decrease the overall duration of the portfolio. Additionally, interest rate futures and interest rate swaps can be utilized to obtain the desired position along the yield curve in order to protect against certain future yield curve shapes.

The Company also purchases options to actively manage its equity portfolio.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

March 31, 2016	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,528.0	$1,528.0	$1,485.5	$42.5	$—
Non-U.S. government and government agencies	531.4	531.4	—	531.4	—
States, municipalities and political subdivisions	412.9	412.9	—	412.9	—
Corporate debt:
Financial Institutions	1,369.7	1,369.7	—	1,369.7	—
Industrials	1,435.6	1,435.6	—	1,435.6	—
Utilities	130.6	130.6	—	130.6	—
Mortgage-backed:
Agency mortgage-backed	786.0	786.0	—	644.9	141.1
Non-agency residential mortgage-backed	30.7	30.7	—	25.7	5.0
Commercial mortgage-backed	564.8	564.8	—	564.8	—
Asset-backed	778.4	778.4	—	714.8	63.6
Total fixed maturity investments	7,568.1	7,568.1	1,485.5	5,872.9	209.7
Equity securities	202.0	202.0	202.0	—	—
Other invested assets(1)	817.0	817.0	—	—	—
Total investments	$8,587.1	$8,587.1	$1,687.5	$5,872.9	$209.7
Derivative liabilities:
Foreign exchange contracts	$5.5	$5.5	$—	$5.5	$—
Interest rate swaps	0.5	0.5	—	0.5	—
Senior notes	$1,293.3	$1,350.7	$—	$1,350.7	$—
Other long-term debt	$23.3	$29.5	$—	$29.5	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

December 31, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,434.0	$1,434.0	$1,396.4	$37.6	$—
Non-U.S. government and government agencies	556.8	556.8	—	556.8	—
States, municipalities and political subdivisions	413.5	413.5	—	413.5	—
Corporate debt:
Financial Institutions	1,275.4	1,275.4	—	1,275.4	—
Industrials	1,308.1	1,308.1	—	1,308.1	—
Utilities	118.9	118.9	—	118.9	—
Mortgage-backed:
Agency mortgage-backed	751.9	751.9	—	650.8	101.1
Non-agency residential mortgage-backed	34.0	34.0	—	29.0	5.0
Commercial Mortgage Backed	582.8	582.8	—	582.8	—
Asset-backed	726.2	726.2	—	663.2	63.0
Total fixed maturity investments	7,201.6	7,201.6	1,396.4	5,636.1	169.1
Equity securities	403.0	403.0	403.0	—	—
Other invested assets(1)	840.2	840.2	—	—	—
Total investments	$8,444.8	$8,444.8	$1,799.4	$5,636.1	$169.1
Derivative assets:
Foreign exchange contracts	$0.1	$0.1	$—	$0.1	$—
Derivative liabilities:
Foreign exchange contracts	$3.0	$3.0	$—	$3.0	$—
Interest rate swaps	$0.5	$0.5	$—	$0.5	$—
Senior notes	$1,292.9	$1,337.9	$—	$1,337.9	$—
Other long-term debt	$23.0	$27.7	$—	$27.7	$—
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
(Expressed in millions, except share, per share, percentage and ratio information)

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

Non-recurring Fair Value of Financial Instruments

The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include investments accounted for using the equity method, goodwill and intangible assets. The Company uses a variety of techniques to measure the fair value of these assets when appropriate, such as discounted expected future cash flows or market multiple models.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

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

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended March 31, 2016	Agency MBS	Non-agency RMBS	CMBS	Total Mortgage-backed	Asset-backed	Equities
Opening balance	$101.1	$5.0	$—	$106.1	$63.0	$—
Realized and unrealized gains (losses) included in net income	1.6	0.1	—	1.7	(0.8)	—
Purchases	40.4	—	—	40.4	9.0	—
Sales	(3.6)	(0.1)	—	(3.7)	(2.1)	—
Transfers into Level 3 from Level 2	1.6	—	—	1.6	9.9	—
Transfers out of Level 3 into Level 2 (1)	—	—	—	—	(15.4)	—
Ending balance	$141.1	$5.0	$—	$146.1	$63.6	$—
Three Months Ended March 31, 2015
Opening balance	$180.1	$—	$1.7	$181.8	$55.4	$43.3
Realized and unrealized gains (losses) included in net income	1.3	—	0.1	1.4	0.4	5.4
Purchases	18.3	—	1.8	20.1	25.3	—
Sales	(67.0)	—	(3.6)	(70.6)	(2.7)	—
Transfers into Level 3 from Level 2	—	—	—	—	43.6	—
Transfers out of Level 3 into Level 2 (1)	—	—	—	—	(29.1)	—
Ending balance	$132.7	$—	$—	$132.7	$92.9	$48.7
_______________________

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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
(Expressed in millions, except share, per share, percentage and ratio information)

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	March 31, 2016	December 31, 2015
Outstanding loss reserves	$1,710.3	$1,678.5
Reserves for losses incurred but not reported	4,864.8	4,777.7
Reserve for losses and loss expenses	$6,575.1	$6,456.2

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2016	2015
Gross liability at beginning of period	$6,456.2	$5,881.2
Reinsurance recoverable at beginning of period	(1,480.0)	(1,340.3)
Net liability at beginning of period	4,976.2	4,540.9
Net losses incurred related to:
Current year	397.8	388.8
Prior years	(25.4)	(63.6)
Total incurred	372.4	325.2
Net paid losses related to:
Current year	6.7	6.6
Prior years	282.5	293.1
Total paid	289.2	299.7
Foreign exchange revaluation and other	3.7	(11.6)
Net liability at end of period	5,063.1	4,554.8
Reinsurance recoverable at end of period	1,512.0	1,350.3
Gross liability at end of period	$6,575.1	$5,905.1

For the three months ended March 31, 2016, the Company recorded net favorable prior year reserve development in each of its operating segments primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability and programs lines of business, partially offset by net unfavorable prior year reserve development in the casualty line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the other specialty line of business partially offset by unfavorable reserve development in the professional liability and casualty lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to the property reinsurance and specialty reinsurance lines of business partially offset by net unfavorable prior year reserve development in the casualty reinsurance line of business.

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

8. INCOME TAXES

Under Swiss law, a resident company is subject to income tax at the federal, cantonal and communal levels that is levied on net income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Allied World Switzerland is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, Allied World Switzerland is subject to Swiss income tax only at the federal level. Allied World Switzerland is a resident of the Canton of Zug and, as such, is subject to an annual cantonal and communal capital tax on its taxable equity. Allied World

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Switzerland has a Swiss operating company resident in the Canton of Zug. The operating company is subject to federal, cantonal and communal income tax and to annual cantonal and communal capital tax.

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Singapore, and the United Kingdom. The U.S. Internal Revenue Service (“IRS”) is currently conducting an audit of the 2012 tax return of the Company's U.S. subsidiaries and the 2014 tax return of the U.S. services company. The Company does not believe there will be any material findings from the 2012 tax return audit. The Company recently received notice of the 2014 tax return audit of the U.S. services company, and as such it is too early to determine if there will be any findings from the audit. To the best of the Company’s knowledge, there are no other examinations pending by any other tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of March 31, 2016.
9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	March 31, 2016	December 31, 2015
Common shares issued and fully paid, 2016 and 2015: CHF 4.10 per share	94,062,342	95,523,230
Share capital at end of period	$375.1	$386.7

Three Months Ended March 31, 2016
Shares issued at beginning of period	95,523,230
Shares canceled	(1,460,888)
Total shares issued at end of period	94,062,342
Treasury shares issued at beginning of period	4,563,595
Shares repurchased	1,460,888
Shares issued out of treasury	(341,701)
Shares canceled	(1,460,888)
Total treasury shares at end of period	4,221,894
Total shares outstanding at end of period	89,840,448

During the three months ended March 31, 2016, 1,460,888 shares repurchased and designated for cancellation were constructively retired and canceled.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

b) Dividends

The Company paid the following dividends during the three months ended March 31, 2016:

Dividend Paid	Dividend Per Share	Total Amount Paid
March 31, 2016	$0.260	$23.4

On April 30, 2015, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.26 per share. The installments of the dividend were distributed in July 2015, October 2015, December 2015 and March 2016.

c) Share Repurchases

On May 1, 2014, the shareholders approved a share repurchase program in order for the Company to repurchase up to $500.0 million of its common shares. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of the share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by Allied World Switzerland to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Three Months Ended March 31,
	2016	2015
Common shares repurchased	1,460,888	1,271,213
Total cost of shares repurchased	$50.0	$50.9
Average price per share	$34.23	$40.08

10. EMPLOYEE BENEFIT PLANS

a) Restricted stock units and performance-based equity awards

Restricted stock units (“RSUs”) vest pro-rata over four years from the date of grant. The compensation expense for the RSUs is based on the fair market value of Allied World Switzerland’s common shares at the date of grant. The Company estimates the expected forfeitures of RSUs at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

Performance-based equity awards represent the right to receive a number of common shares in the future, based upon the achievement of established performance criteria during an applicable performance period. Based on the performance goals, the performance-based equity awards granted in 2016, 2015 and 2014 are expensed at 100%, 100% and 75%, respectively, of the fair value of Allied World Switzerland's common shares on the date of grant. The expense is recognized over the performance period.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

The activity related to the Company’s RSUs awards is as follows:

	Three Months Ended March 31, 2016
	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	819,309	$37.33
RSUs granted	689,042	31.95
RSUs forfeited	(16,535)	(36.05)
RSUs fully vested	(248,283)	(36.37)
Outstanding at end of period	1,243,533	$34.56

The activity related to the Company’s performance-based equity awards is as follows:

	Three Months Ended March 31, 2016
	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	591,683	$34.78
Performance-based equity awards granted	200,730	31.95
Additional awards granted due to achievement of performance criteria	24,979	29.24
Performance-based equity awards forfeited	(4,862)	(35.82)
Performance-based equity awards fully vested	(216,958)	(29.24)
Outstanding at end of period	595,572	$35.60

b) Cash-equivalent stock awards

As part of the Company’s annual year-end compensation awards, the Company granted both awards classified as equity and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSUs and performance-based equity awards in tandem with stock-based awards. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based equity awards vest after a three-year performance period. The amount payable per unit awarded will be equal to the price per share of Allied World Switzerland’s common shares, and as such the Company measures the value of an award each reporting period based on the period-ending share price. The effects of changes in the share price at each period-end during the service period are recognized as changes in compensation expense ratably over the service period. The liability is included in “accounts payable and accrued liabilities” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

The activity related to the Company's cash-equivalent RSUs and performance-based awards is as follows:

	RSUs		Performance-based Awards
Three Months Ended March 31, 2016	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,277,083	$31.94	693,477	$33.25
Granted	167,438	31.95	50,183	31.95
Additional awards granted due to achievement of performance criteria	—	—	37,434	29.24
Forfeited	(21,932)	(31.81)	(5,209)	(34.05)
Fully vested	(581,829)	(29.14)	(325,386)	(29.24)
Outstanding at end of period	840,760	$33.88	450,499	$35.66

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

c) Total Stock Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs and cash equivalent awards:

	Three Months Ended March 31,
	2016	2015
Stock options	$—	$0.3
RSUs and performance-based equity awards	3.9	3.7
Cash-equivalent stock awards	(1.9)	12.5
Total	$2.0	$16.5

11. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Net income	$74.1	$124.4
Weighted average common shares outstanding	90,254,512	95,935,551
Basic earnings per share	$0.82	$1.30

	Three Months Ended March 31,
	2016	2015
Diluted earnings per share:
Net income	$74.1	$124.4
Weighted average common shares outstanding	90,254,512	95,935,551
Share equivalents:
Stock options	832,747	1,116,871
RSUs and performance-based equity awards	451,268	509,971
Employee share purchase plan	20,698	14,636
Weighted average common shares and common share equivalents outstanding - diluted	91,559,225	97,577,029
Diluted earnings per share	$0.81	$1.27

For the three months ended March 31, 2016 and 2015, a weighted average of 353,679 and 175,175 RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share.

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

The North American Insurance segment includes the Company’s specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claim administration services operation. This segment provides both property and specialty casualty insurance to North American domiciled accounts. The Global Markets Insurance segment includes the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Company’s insurance operations in Europe and Asia Pacific, which includes offices in Australia, Hong Kong, Labuan, and Singapore. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts. The Reinsurance segment includes the Company’s reinsurance operations in Bermuda, Labuan, London, Singapore, the United States and Zug. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

Responsibility and accountability for the results of underwriting operations are assigned by major line of business within each segment. Because the Company does not manage its assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including expenses directly attributable to individual segments, staff count and each segment’s proportional share of gross premiums written.

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

The following tables provide a summary of the segment results:

Three Months Ended March 31, 2016	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$379.2	$115.5	$368.8	$863.5
Net premiums written	266.2	87.6	350.2	704.0
Net premiums earned	316.3	94.2	169.6	580.1
Net losses and loss expenses	(216.3)	(67.8)	(88.3)	(372.4)
Acquisition costs	(33.9)	(17.9)	(36.5)	(88.3)
General and administrative expenses	(52.2)	(29.0)	(15.2)	(96.4)
Underwriting income	13.9	(20.5)	29.6	23.0
Other insurance-related income	0.6	—	—	0.6
Other insurance-related expenses	(0.7)	—	(0.4)	(1.1)
Segment income	13.8	(20.5)	29.2	22.5
Net investment income				53.3
Net realized investment gains				18.9
Amortization of intangible assets				(2.5)
Interest expense				(20.0)
Foreign exchange gain				3.0
Income before income taxes				$75.2

Loss and loss expense ratio	68.4%	72.0%	52.1%	64.2%
Acquisition cost ratio	10.7%	19.0%	21.5%	15.2%
General and administrative expense ratio	16.5%	30.8%	8.9%	16.6%
Expense ratio	27.2%	49.8%	30.4%	31.8%
Combined ratio	95.6%	121.8%	82.5%	96.0%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$380.8	$60.6	$439.2	$880.6
Net premiums written	296.9	42.9	432.7	772.5
Net premiums earned	313.0	50.0	205.5	568.5
Net losses and loss expenses	(195.5)	(20.5)	(109.2)	(325.2)
Acquisition costs	(31.0)	(7.0)	(40.7)	(78.7)
General and administrative expenses	(59.3)	(18.0)	(19.8)	(97.1)
Underwriting income	27.2	4.5	35.8	67.5
Other insurance-related income	0.9	—	—	0.9
Other insurance-related expenses	(0.8)	(1.0)	—	(1.8)
Segment income	27.3	3.5	35.8	66.6
Net investment income				44.6
Net realized investment gains				45.0
Amortization of intangible assets				(0.6)
Interest expense				(14.4)
Foreign exchange loss				(9.9)
Income before income taxes				$131.3

Loss and loss expense ratio	62.5%	41.0%	53.1%	57.2%
Acquisition cost ratio	9.9%	14.0%	19.8%	13.8%
General and administrative expense ratio	18.9%	36.0%	9.6%	17.1%
Expense ratio	28.8%	50.0%	29.4%	30.9%
Combined ratio	91.3%	91.0%	82.5%	88.1%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended March 31,
	2016	2015
United States	$524.0	$536.6
Bermuda	144.2	196.6
Asia Pacific	102.2	40.1
Europe	88.9	104.0
Canada	4.2	3.3
Total gross premiums written	$863.5	$880.6

Europe includes gross premiums written attributable to Switzerland of $35.6 million and $40.4 million for the three months ended March 31, 2016 and 2015, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

The following table shows the Company’s net premiums earned by line of business for each segment for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
North American Insurance:
Professional liability	$101.5	$88.9
Casualty	96.7	104.9
Programs	39.6	34.1
Property	33.8	41.4
Other specialty	25.2	15.6
Healthcare	19.5	28.1
Total	316.3	313.0

Global Markets Insurance:
Other specialty	30.8	12.8
Casualty	23.6	5.9
Professional liability	23.5	23.1
Property	16.3	8.2
Total	94.2	50.0

Reinsurance:
Property	84.4	104.3
Casualty	46.2	56.9
Specialty	39.0	44.3
Total	169.6	205.5
Total net premiums earned	$580.1	$568.5

13. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2016, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

14. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of March 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,710.4	$—	$8,710.4
Cash and cash equivalents	18.5	1.4	752.1	—	772.0
Insurance balances receivable	—	—	885.4	—	885.4
Funds held	—	—	353.2	—	353.2
Reinsurance recoverable	—	—	1,512.0	—	1,512.0
Reinsurance recoverable on paid losses	—	—	82.7	—	82.7
Net deferred acquisition costs	—	—	186.9	—	186.9
Goodwill and intangible assets	—	—	505.4	—	505.4
Balances receivable on sale of investments	—	—	24.6	—	24.6
Investments in subsidiaries	3,422.4	4,493.7	—	(7,916.1)	—
Due from subsidiaries	97.8	16.8	10.5	(125.1)	—
Other assets	2.4	—	693.0	—	695.4
Total assets	$3,541.1	$4,511.9	$13,716.2	$(8,041.2)	$13,728.0
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,575.1	$—	$6,575.1
Unearned premiums	—	—	1,796.9	—	1,796.9
Reinsurance balances payable	—	—	221.6	—	221.6
Balances due on purchases of investments	—	—	148.0	—	148.0
Senior notes	—	1,293.3	—	—	1,293.3
Other long-term debt	—	—	23.3	—	23.3
Due to subsidiaries	2.4	8.1	114.6	(125.1)	—
Other liabilities	3.3	21.6	109.5	—	134.4
Total liabilities	5.7	1,323.0	8,989.0	(125.1)	10,192.6
Total shareholders’ equity	3,535.4	3,188.9	4,727.2	(7,916.1)	3,535.4
Total liabilities and shareholders’ equity	$3,541.1	$4,511.9	$13,716.2	$(8,041.2)	$13,728.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

As of December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,571.2	$—	$8,571.2
Cash and cash equivalents	21.8	1.0	585.2	—	608.0
Insurance balances receivable	—	—	745.9	—	745.9
Funds held	—	—	640.8	—	640.8
Reinsurance recoverable	—	—	1,480.0	—	1,480.0
Reinsurance recoverable on paid losses	—	—	96.4		96.4
Net deferred acquisition costs	—	—	165.2	—	165.2
Goodwill and intangible assets	—	—	504.7	—	504.7
Balances receivable on sale of investments	—	—	36.9	—	36.9
Investments in subsidiaries	3,347.0	4,396.3	—	(7,743.3)	—
Due from subsidiaries	173.1	36.4	16.8	(226.3)	—
Other assets	1.8	0.1	660.9	—	662.8
Total assets	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,456.2	$—	$6,456.2
Unearned premiums	—	—	1,683.3	—	1,683.3
Reinsurance balances payable	—	—	214.4	—	214.4
Balances due on purchases of investments	—	—	125.1	—	125.1
Senior notes	—	1,292.9	—	—	1,292.9
Other long-term debt	—	—	23.0		23.0
Due to subsidiaries	8.6	8.3	209.5	(226.4)	—
Other liabilities	2.6	22.2	159.7	—	184.5
Total liabilities	11.2	1,323.4	8,871.2	(226.4)	9,979.4
Total shareholders’ equity	3,532.5	3,110.4	4,632.8	(7,743.2)	3,532.5
Total liabilities and shareholders’ equity	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended March 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$580.1	$—	$580.1
Net investment income	—	—	53.3	—	53.3
Net realized investment gains	—	—	18.9	—	18.9
Other income	—	—	0.6	—	0.6
Net losses and loss expenses	—	—	(372.4)	—	(372.4)
Acquisition costs	—	—	(88.3)	—	(88.3)
General and administrative expenses	0.6	0.5	(97.5)	—	(96.4)
Other expense	—	—	(1.1)	—	(1.1)
Amortization of intangible assets	—	—	(2.5)	—	(2.5)
Interest expense	—	(19.4)	(0.6)	—	(20.0)
Foreign exchange gain (loss)	—	—	3.0	—	3.0
Income tax (expense) benefit	(0.3)	—	(0.8)	—	(1.1)
Equity in earnings of consolidated subsidiaries	73.8	95.9	—	(169.7)	—
NET INCOME (LOSS)	$74.1	$77.0	$92.7	$(169.7)	$74.1
Other comprehensive income	3.1	—	3.1	(3.1)	3.1
COMPREHENSIVE INCOME (LOSS)	$77.2	$77.0	$95.8	$(172.8)	$77.2

Three Months Ended March 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$568.5	$—	$568.5
Net investment income	—	—	44.6	—	44.6
Net realized investment gains	—	—	45.0	—	45.0
Other income	—	—	0.9	—	0.9
Net losses and loss expenses	—	—	(325.2)	—	(325.2)
Acquisition costs	—	—	(78.7)	—	(78.7)
General and administrative expenses	(9.4)	0.2	(87.9)	—	(97.1)
Other expense	—	—	(1.8)	—	(1.8)
Amortization of intangible assets	—	—	(0.6)	—	(0.6)
Interest expense	—	(13.9)	(0.5)	—	(14.4)
Foreign exchange gain (loss)	—	—	(9.9)	—	(9.9)
Income tax (expense) benefit	(0.6)	—	(6.3)	—	(6.9)
Equity in earnings of consolidated subsidiaries	134.4	143.7	—	(278.1)	—
NET INCOME (LOSS)	$124.4	$130.0	$148.1	$(278.1)	$124.4
Other comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$124.4	$130.0	$148.1	$(278.1)	$124.4

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Three Months Ended March 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$69.7	$78.9	$377.4	$(176.7)	$349.3
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(1,530.0)	—	(1,530.0)
Purchases of other invested assets	—	—	(8.1)	—	(8.1)
Sales of trading securities	—	—	1,414.6	—	1,414.6
Sales of other invested assets	—	—	38.7	—	38.7
Other	—	—	(27.4)	—	(27.4)
Net cash provided by (used in) investing activities	—	—	(112.2)	—	(112.2)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(23.4)	—	—	—	(23.4)
Intercompany dividends paid	—	(78.5)	(98.2)	176.7	—
Proceeds from the exercise of stock options	0.4	—	—	—	0.4
Repayment of other long-term debt	—	—	(0.1)	—	(0.1)
Share repurchases	(50.0)	—	—	—	(50.0)
Net cash provided by (used in) financing activities	(73.0)	(78.5)	(98.3)	176.7	(73.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.3)	0.4	166.9	—	164.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21.8	1.0	585.2	—	608.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18.5	$1.4	$752.1	$—	$772.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$71.6	$80.4	$339.7	$(179.0)	$312.7
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(1,723.4)	—	(1,723.4)
Purchases of other invested assets	—	—	(233.3)	—	(233.3)
Sales of trading securities	—	—	1,561.9	—	1,561.9
Sales of other invested assets	—	—	56.5	—	56.5
Other	—	—	19.1	—	19.1
Net cash provided by (used in) investing activities	—	—	(319.2)	—	(319.2)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(21.7)	—	—	—	(21.7)
Intercompany dividends paid	—	(80.0)	(99.0)	179.0	—
Proceeds from the exercise of stock options	4.2	—	—	—	4.2
Share repurchases	(50.3)	—	—	—	(50.3)
Net cash provided by (used in) financing activities	(67.8)	(80.0)	(99.0)	179.0	(67.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3.8	0.4	(78.5)	—	(74.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32.6	1.7	555.0	—	589.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36.4	$2.1	$476.5	$—	$515.0

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $78.5 million and $80.0 million for the three months ended March 31, 2016 and 2015, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” the “Company” or other similar terms mean the consolidated operations of Allied World Assurance Company Holdings, AG, a Swiss holding company, and our consolidated subsidiaries, unless the context requires otherwise. References to the terms “Allied World Switzerland” or “Holdings” mean only Allied World Assurance Company Holdings, AG. References to “Allied World Bermuda” mean only Allied World Assurance Company Holdings, Ltd, a Bermuda holding company. References to “our insurance subsidiaries” may include our reinsurance subsidiaries. References to “$” are to the lawful currency of the United States and to “CHF” are to the lawful currency of Switzerland. References to Holdings’ “common shares” mean its registered voting shares.

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2016 (the “2015 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Labuan, Singapore, and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of March 31, 2016, we had approximately $13.7 billion of total assets, $3.5 billion of total shareholders’ equity and $4.9 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt. Total capital includes our $500 million senior notes that we issued in October 2015, the proceeds of which we intend to use to refinance our $500 million senior notes due to mature in August 2016.

During the three months ended March 31, 2016, the property and casualty insurance and reinsurance industry continued to experience challenging market conditions due to continued heavy competition and the continued low investment return environment. Despite these market conditions, we selectively expanded our operations but also did not renew business or write new accounts that did not meet our underwriting standards. For the quarter, we now included our first full year of results from the Hong Kong and Singapore operations acquired from RSA, which drove the growth in our Global Markets Insurance segment. Our North American Insurance segment experienced an overall rate reduction in the current period driven largely by rate decreases in our property line of business. For our Reinsurance segment, we continued to experience unfavorable market conditions in terms of pricing, and terms and conditions, and either did not renew or decreased line sizes on certain treaties in response to these market conditions. As a result, our consolidated gross premiums written decreased by $17.1 million, or 1.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Overall, our combined ratio is higher by 7.9 percentage points, driven primarily by lower net favorable prior year reserve development.

Our net income decreased by $50.3 million to $74.1 million compared to the three months ended March 31, 2015. The decrease was primarily due to the lower underwriting income reported by each of our operating segments and lower total investment return.

Financial Highlights

	Three Months Ended March 31,
	2016	2015
	($ in millions except share, per share and percentage data)
Gross premiums written	$863.5	$880.6
Net income	74.1	124.4
Operating income	59.0	91.7
Basic earnings per share:
Net income	$0.82	$1.30
Operating income	$0.66	$0.96
Diluted earnings per share:
Net income	$0.81	$1.27
Operating income	$0.65	$0.93
Weighted average common shares outstanding:
Basic	90,254,512	95,935,551
Diluted	91,559,225	97,577,029
Basic book value per common share	$39.35	$40.12
Diluted book value per common share	$38.13	$38.99
Annualized return on average equity (ROAE), net income	8.4%	13.1%
Annualized ROAE, operating income	6.7%	9.6%

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

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended March 31,
	2016	2015
	($ in millions, except share, per share and percentage data)
Net income	$74.1	$124.4
Add after tax effect of:
Net realized investment gains	(12.1)	(42.6)
Foreign exchange (gain) loss	(3.0)	9.9
Operating income	$59.0	$91.7
Basic per share data:
Net income	$0.82	$1.30
Add after tax effect of:
Net realized investment gains	(0.13)	(0.44)
Foreign exchange (gain) loss	(0.03)	0.10
Operating income	$0.66	$0.96
Diluted per share data:
Net income	$0.81	$1.27
Add after tax effect of:
Net realized investment gains	(0.13)	(0.44)
Foreign exchange (gain) loss	(0.03)	0.10
Operating income	$0.65	$0.93

Diluted book value per share

We have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of March 31,
	2016	2015
	($ in millions, except share and per share data)
Price per share at period end	$34.94	$40.40
Total shareholders’ equity	$3,535.4	$3,829.1
Basic common shares outstanding	89,840,448	95,444,669
Add:
Unvested restricted stock units	1,243,533	843,607
Performance-based equity awards	595,572	596,224
Employee share purchase plan	38,885	30,504
Dilutive stock options outstanding	1,947,836	2,212,247
Weighted average exercise price per share	$16.88	$16.73
Deduct:
Options bought back via treasury method	(941,259)	(916,111)
Common shares and common share equivalents outstanding	92,725,015	98,211,140
Basic book value per common share	$39.35	$40.12
Diluted book value per common share	$38.13	$38.99

Annualized return on average equity

Annualized return on average shareholders’ equity (“ROAE”) is calculated using average shareholders’ equity, excluding the average after tax unrealized gains or losses on investments or currency translation adjustments recorded in accumulated other comprehensive income or loss. We present ROAE as a measure that is commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity is calculated using operating income and average shareholders’ equity, adjusted for accumulated other comprehensive income or loss.

	Three Months Ended March 31,
	2016	2015
	($ in millions except percentage data)
Opening shareholders’ equity	$3,532.5	$3,778.3
Add: accumulated other comprehensive loss	9.3	—
Adjusted opening shareholders’ equity	$3,541.8	$3,778.3

Closing shareholders’ equity	$3,535.4	$3,829.1
Add: accumulated other comprehensive loss	6.2	—
Adjusted closing shareholders’ equity	$3,541.6	$3,829.1

Average shareholders’ equity	$3,541.7	$3,803.7

Net income available to shareholders	$74.1	$124.4
Annualized return on average shareholders’ equity — net income available to shareholders	8.4%	13.1%
Operating income available to shareholders	$59.0	$91.7
Annualized return on average shareholders’ equity — operating income available to shareholders	6.7%	9.6%

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

General and administrative expenses include personnel expenses, including stock-based compensation expense, rent expense, professional fees, information technology costs and other general operating expenses.

Ratios

We measure segment profit or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our third-party claims administration services and other income or expense that is not directly related to our underwriting operations. We also measure the results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including expenses directly attributable to individual segments, staff count and each segment’s proportional share of gross premiums written. The loss and loss expense ratio is derived by dividing net losses and loss expenses by net premiums earned. The acquisition cost ratio is derived by dividing acquisition costs by net premiums earned. The general and administrative expense ratio is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

Critical Accounting Policies
It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies, please refer to our 2015 Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Revenues
Gross premiums written	$863.5	$880.6
Net premiums written	$704.0	$772.5
Net premiums earned	$580.1	$568.5
Net investment income	53.3	44.6
Net realized investment gains	18.9	45.0
Other income	0.6	0.9
	$652.9	$659.0
Expenses
Net losses and loss expenses	$372.4	$325.2
Acquisition costs	88.3	78.7
General and administrative expenses	96.4	97.1
Other expense	1.1	1.8
Amortization of intangible assets	2.5	0.6
Interest expense	20.0	14.4
Foreign exchange (gain) loss	(3.0)	9.9
	$577.7	$527.7
Income before income taxes	75.2	131.3
Income tax expense	1.1	6.9
Net income	$74.1	$124.4
Ratios
Loss and loss expense ratio	64.2%	57.2%
Acquisition cost ratio	15.2%	13.8%
General and administrative expense ratio	16.6%	17.1%
Expense ratio	31.8%	30.9%
Combined ratio	96.0%	88.1%

Comparison of Three Months Ended March 31, 2016 and 2015

Premiums

Gross premiums written decreased by $17.1 million, or 1.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The overall decrease in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written decreased by $1.6 million, or 0.4%. The decrease in gross premiums written was primarily the result of lower premiums in our casualty line of business due to lower non-recurring premiums in the current period compared to the prior period. These reductions were partially offset by new business, in particular in our other specialty lines of business, and increased premiums from our programs line of business, driven primarily by the growth in existing programs;

•
Global Markets Insurance: Gross premiums written increased by $54.9 million, or 90.6%. The increase was primarily due to gross premiums written of $59.8 million from the acquired Asian operations, partially offset by non-renewal of business in our European operations and the impact of foreign currency movements in the current period; and

•
Reinsurance: Gross premiums written decreased by $70.5 million, or 16.0%. The decrease was primarily due to non-renewals of certain treaties across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business, and lower premiums on renewed treaties. As it relates to lower premiums on renewed treaties, the main driver for the decrease in property reinsurance gross premiums written was a reduction in our participation on the collateralized property catastrophe reinsurance program through Aeolus Re Ltd. (“Aeolus Re”). These reductions were partially offset by new business written.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
United States	$524.0	$536.6	$(12.6)	(2.3)%
Bermuda	144.2	196.6	(52.4)	(26.7)%
Asia Pacific	102.2	40.1	62.1	154.9%
Europe	88.9	104.0	(15.1)	(14.5)%
Canada	4.2	3.3	0.9	27.3%
	$863.5	$880.6	$(17.1)	(1.9)%

Net premiums written decreased by $68.5 million, or 8.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in net premiums written was due to lower net premiums written in our North American Insurance and Reinsurance segments, partially offset by the growth in net premiums written in our Global Markets Insurance segment. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 18.5% of gross premiums written for the three months ended March 31, 2016 compared to 12.3% for the same period in 2015. The increase was primarily due to the increased cessions in our North American Insurance and Reinsurance segments.

Net premiums earned increased by $11.6 million, or 2.0%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in net premiums earned was primarily due to higher premiums earned in our Global Markets Insurance segment, partially offset by lower premiums earned in our Reinsurance segment.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
North American Insurance	43.9%	43.2%	54.6%	55.1%
Global Markets Insurance	13.4%	6.9%	16.2%	8.8%
Reinsurance	42.7%	49.9%	29.2%	36.1%
Total	100.0%	100.0%	100.0%	100.0%

Gross premiums written by our Reinsurance segment typically accounts for the largest portion of gross premiums written during the first quarter of a calendar year as many reinsurance contracts have January 1st renewal dates.

Net Investment Income

Net investment income increased by $8.7 million, or 19.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to increased income from our fixed maturity investments driven by a larger average fixed maturity portfolio in the current period compared to the prior period, and an increase in the income from our equity method investments. The annualized period book yield of the investment portfolio for the three months ended March 31, 2016 and 2015 was 2.3% and 2.1%, respectively.

As of March 31, 2016, approximately 90.7% of our fixed income investments consisted of investment grade securities. As of March 31, 2016 and December 31, 2015, the average credit rating of our fixed income portfolio was AA- and A+, respectively, as rated by Standard & Poor’s.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Net realized (losses) gains on sale:
Fixed maturity investments, trading	$2.8	$5.4
Equity securities, trading	6.2	14.5
Other invested assets: hedge funds and private equity, trading	3.1	12.3
Derivatives	(20.3)	(10.2)
Total net realized (losses) gains on sale	(8.2)	22.0

Mark-to-market gains (losses):
Fixed maturity investments, trading	62.3	25.6
Equity securities, trading	(15.1)	5.4
Other invested assets: hedge funds and private equity, trading	(17.5)	(6.6)
Derivatives	(2.6)	(1.4)
Total mark-to-market gains	27.1	23.0
Net realized investment gains	$18.9	$45.0

The total return of our investment portfolio was 0.8% and 1.0% for the three months ended March 31, 2016 and 2015, respectively. The decrease in total return was primarily due to lower realized gains on equity securities and higher realized losses from our derivatives, partially offset by higher mark-to-market gains on our fixed maturity investments and the overall increase in net investment income. The mark-to-market gains on our fixed maturity investments were due to lower interest rates during the current period. The realized loss on derivatives was the result of selling interest rate future and swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates, we recorded a loss related to these interest rate future and swap contracts.

Other Income

Other income represents the revenue of our third-party claims administration services operation included in our North American Insurance segment. The decrease in other income was due to lower claims adjuster fees in the current period compared to the prior period.

Net Losses and Loss Expenses

Net losses and loss expenses increased by $47.2 million, or 14.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$397.8	68.6%	$388.8	68.4%	$9.0	0.2 pts.
Property catastrophe	—	—	—	—	—	—
Current period	397.8	68.6	388.8	68.4	9.0	0.2
Prior period	(25.4)	(4.4)	(63.6)	(11.2)	38.2	6.8
Net losses and loss expenses	$372.4	64.2%	$325.2	57.2%	$47.2	7.0 pts.
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the non-catastrophe losses and loss expenses and related ratio was primarily due to higher incurred losses from the Global Markets Insurance segment, partially offset by lower losses in our North American Insurance and Reinsurance segments.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2016 and March 31, 2015, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $25.4 million during the three months ended March 31, 2016 compared to net favorable reserve development of $63.6 million for the three months ended March 31, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
North American Insurance	$(22.2)	$(0.6)	$13.0	$6.6	$2.8	$0.3	$(0.1)
Global Markets Insurance	(7.9)	2.1	—	1.2	(1.0)	1.5	(4.1)
Reinsurance	(9.1)	3.0	6.3	3.4	(0.1)	(24.7)	(21.2)
	$(39.2)	$4.5	$19.3	$11.2	$1.7	$(22.9)	$(25.4)

For the three months ended March 31, 2016, we recorded net favorable prior year reserve development in each of our operating segments primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability and programs lines of business, partially offset by net unfavorable prior year reserve development in the casualty line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the other specialty line of business, partially offset by unfavorable reserve development in our professional liability and casualty lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance and specialty reinsurance lines of business, partially offset by net unfavorable prior year reserve development in our casualty reinsurance line of business.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended March 31, 2015.

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

For the three months ended March 31, 2015, we recorded net favorable prior year reserve development in each of our operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability and casualty lines of business, partially offset by net unfavorable prior year reserve development in the healthcare line of business. The Global Markets Insurance segment had favorable prior year reserve development across most major lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance and casualty reinsurance lines of business.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change
	2016	2015
	($ in millions)
Net losses paid	$289.2	$299.7	$(10.5)
Net change in reported case reserves	15.0	(68.8)	83.8
Net change in IBNR	68.2	94.3	(26.1)
Net losses and loss expenses	$372.4	$325.2	$47.2

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,976.2	$4,540.9
Incurred related to:
Current period non-catastrophe	397.8	388.8
Prior period	(25.4)	(63.6)
Total incurred	372.4	325.2
Paid related to:
Current period non-catastrophe	6.7	6.6
Prior period	282.5	293.1
Total paid	289.2	299.7
Foreign exchange revaluation and other	3.7	(11.6)
Net reserve for losses and loss expenses, March 31	5,063.1	4,554.8
Losses and loss expenses recoverable	1,512.0	1,350.3
Reserve for losses and loss expenses, March 31	$6,575.1	$5,905.1

Acquisition Costs

Acquisition costs increased by $9.6 million, or 12.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in acquisition costs was primarily due to higher acquisition costs in our Global Markets Insurance segments, partially offset by lower acquisition costs in our Reinsurance segment. Acquisition costs as a percentage of net premiums earned were 15.2% for the three months ended March 31, 2016 compared to 13.8% for the same period in 2015. The increase in the acquisition cost ratio was primarily due to higher average broker commissions due to the change in the mix of business in the North American Insurance and Global Markets Insurance segments.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 0.7%, for the three months ended March 31, 2016 compared to the same period in 2015. Our general and administrative expense ratio was 16.6% and 17.1% for the three months ended March 31, 2016 and 2015, respectively. The decrease in general and administrative expenses was primarily due to lower stock-based compensation, partially offset by higher general and administrative costs from our acquired Asian operations. The decrease in stock-based compensation was due to the change in our cash equivalent awards and a change to our performance-based awards. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each award at the period ending share price. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price decreased 6% for the three months ended March 31, 2016, compared to a 7% increase for the same period in 2015.

Other Expense

Other expense for the current period represents the expenses of our third-party claims administration services operation included in our North American Insurance segment and an unrealized loss recognized from an industry loss warranty (“ILW”) derivative in our Reinsurance segment. The decrease in other expense was primarily due to there being no transaction-related costs in the current period related to the acquisitions of the Hong Kong and Singapore operations of RSA, which closed in 2015.

Amortization of Intangible Assets

The amortization of intangible assets increased by $1.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was due to the intangible assets acquired in 2015, related primarily to the acquisitions of the Hong Kong and Singapore operations of RSA.

Interest Expense

Interest expense increased by $5.6 million, or 38.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in interest expense was due to the accrued interest related to the senior notes issued in October 2015.

Foreign Exchange (Gain) Loss

We recognized a foreign exchange gain of $3.0 million for the three months ended March 31, 2016 compared to a foreign exchange loss of $9.9 million for the three months ended March 31, 2015. The difference was primarily due to a loss recorded during the three months ended March 31, 2015 to close out of the foreign currency forward contract we entered into to economically hedge a portion of our foreign currency exposure related to the consideration paid for the Hong Kong and Singapore operations of RSA.

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

Income tax expense for the three months ended March 31, 2016 decreased by $5.8 million compared to the three months ended March 31, 2015. The decrease in income tax expense was primarily due to lower taxable income in our U.S. operations.

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

Global Markets Insurance Segment. The Global Markets Insurance segment includes our direct specialty insurance operations in Europe and Asia Pacific, which includes offices in Dublin, Hong Kong, Labuan, London, Singapore, Sydney and Zug. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts.

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

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Revenues
Gross premiums written	$379.2	$380.8
Net premiums written	266.2	296.9
Net premiums earned	316.3	313.0
Expenses
Net losses and loss expenses	$216.3	$195.5
Acquisition costs	33.9	31.0
General and administrative expenses	52.2	59.3
Underwriting income	13.9	27.2
Other insurance-related income	0.6	0.9
Other insurance-related expenses	0.7	0.9
Segment income	$13.8	$27.2
Ratios
Loss and loss expense ratio	68.4%	62.5%
Acquisition cost ratio	10.7%	9.9%
General and administrative expense ratio	16.5%	18.9%
Expense ratio	27.2%	28.8%
Combined ratio	95.6%	91.3%

Comparison of Three Months Ended March 31, 2016 and 2015

Premiums. Gross premiums written decreased by $1.6 million, or 0.4%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in gross premiums written was primarily the result of lower premiums in our casualty line of business due to lower non-recurring premiums in the current period compared to the prior period. These reductions were partially offset by new business, in particular in our other specialty lines of business, and increased premiums from our programs line of business, driven primarily by the growth in existing programs.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
United States	$311.4	$300.5	$10.9	3.6%
Bermuda	63.6	77.0	(13.4)	(17.4)%
Canada	4.2	3.3	0.9	27.3%
	$379.2	$380.8	$(1.6)	(0.4)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Casualty	$104.7	$123.5	$(18.8)	(15.2)%
Professional liability	96.4	96.2	0.2	0.2%
Property	58.2	61.5	(3.3)	(5.4)%
Programs	52.0	40.5	11.5	28.4%
Other specialty(1)	35.3	24.4	10.9	44.7%
Healthcare(2)	32.6	34.7	(2.1)	(6.1)%
	$379.2	$380.8	$(1.6)	(0.4)%
________________________
(1) Includes our environmental, primary construction, surety, trade credit and product recall lines of business.
(2) Includes our medical malpractice line of business. The healthcare management liability line of business previously included in the healthcare line of business is included in the professional liability line of business, as we reorganized the management responsibility for this line of business in the current period. The comparative period was updated to reflect the current presentation.

Net premiums written decreased by $30.7 million, or 10.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in net premiums written was due to increased premiums ceded. We ceded 29.8% of gross premiums written for the three months ended March 31, 2016 compared to 22.0% for the three months ended March 31, 2015. The increase was primarily due to increased cessions for our healthcare, casualty and property lines of business. Also contributing to the higher percentage of ceded premiums was a smaller reduction in the minimum ceded premium accrual in the current period compared to the prior period.

Net premiums earned increased by $3.3 million, or 1.1%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was due to higher net premiums written in 2015 that continued to earn into the current period.

Net losses and loss expenses. Net losses and loss expenses increased by $20.8 million, or 10.6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$216.4	68.4%	$220.7	70.6%	$(4.3)	(2.2) pts.
Property catastrophe	—	—	—	—	—	—
Current period	216.4	68.4	220.7	70.6	(4.3)	(2.2)
Prior period	(0.1)	—	(25.2)	(8.1)	25.1	8.1
Net losses and loss expenses	$216.3	68.4%	$195.5	62.5%	$20.8	5.9 pts.

Current year non-catastrophe losses and loss expenses

The decrease in the non-catastrophe losses and loss expenses and related ratio was primarily due to lower reported large property losses during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, partially offset by higher loss ratio assumptions. The reduction in reported large property losses decreased the loss and loss expense ratio by 3.8 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2016 and March 31, 2015, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $0.1 million during the three months ended March 31, 2016 compared to net favorable reserve development of $25.2 million for the three months ended March 31, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(13.8)	$2.2	$11.1	$4.7	$1.9	$—	$6.1
Professional liability	(9.3)	(2.4)	(1.8)	4.6	3.8	—	(5.1)
Property	(0.3)	(0.2)	0.2	0.4	(1.6)	1.8	0.3
Programs	1.0	—	3.5	(3.1)	(1.4)	(1.5)	(1.5)
Healthcare	0.2	(0.2)	—	—	—	—	—
Other specialty	—	—	—	—	0.1	—	0.1
	$(22.2)	$(0.6)	$13.0	$6.6	$2.8	$0.3	$(0.1)

The net unfavorable prior year reserve development in the casualty line of business for the 2012 loss year was primarily due to adverse development on a single claim and higher than expected reported claims, partially offset by lower than expected development of reported claims for the 2010 loss year.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(8.5)	$0.4	$(4.9)	$2.2	$2.3	$0.3	$(8.2)
Professional liability	(7.9)	(8.2)	(3.6)	2.3	—	—	(17.4)
Property	(0.1)	—	0.2	(1.6)	(2.5)	2.1	(1.9)
Programs	(2.1)	(1.8)	(0.3)	(0.1)	—	(0.3)	(4.6)
Healthcare	(1.1)	(2.2)	3.1	5.3	—	—	5.1
Other specialty	—	(0.1)	—	0.5	—	1.4	1.8
	$(19.7)	$(11.9)	$(5.5)	$8.6	$(0.2)	$3.5	$(25.2)

The net unfavorable prior year reserve development in the healthcare line of business for the 2011 and 2012 loss years was due to adverse development on several claims above our previous expectations.

Acquisition costs. Acquisition costs increased by $2.9 million, or 9.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to an increase in average broker commissions as a result of a change in mix of business during the current period compared to the prior period. The acquisition cost ratio was 10.7% and 9.9% for the three months ended March 31, 2016 and 2015, respectively. The increase in the acquisition cost ratio was primarily due to the increase in the average broker commissions, as a result of the change in mix of business in the current period compared to the prior period.

General and administrative expenses. General and administrative expenses decreased by $7.1 million, or 12.0%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily due to lower stock-based compensation due to the change in our stock price and a change to our performance-based awards. The general and administrative expense ratio decreased to 16.5% for the three months ended March 31, 2016 from 18.9% for the same period in 2015, reflecting the decrease in expenses relative to the increase in net premiums earned.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services operation. This operation had a slight net loss for the current period compared to a break-even result for the prior period.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Revenues
Gross premiums written	$115.5	$60.6
Net premiums written	87.6	42.9
Net premiums earned	94.2	50.0
Expenses
Net losses and loss expenses	$67.8	$20.5
Acquisition costs	17.9	7.0
General and administrative expenses	29.0	18.0
Underwriting (loss) income	(20.5)	4.5
Other insurance-related income	—	—
Other insurance-related expenses	—	1.0
Segment (loss) income	$(20.5)	$3.5
Ratios
Loss and loss expense ratio	72.0%	41.0%
Acquisition cost ratio	19.0%	14.0%
General and administrative expense ratio	30.8%	36.0%
Expense ratio	49.8%	50.0%
Combined ratio	121.8%	91.0%

Comparison of Three Months Ended March 31, 2016 and 2015

Premiums. Gross premiums written increased by $54.9 million, or 90.6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to gross premiums written of $59.8 million from the acquired Asian operations, partially offset by non-renewal of business in our European operations and the impact of foreign currency movements in the current period.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Asia Pacific	$70.1	$7.1	$63.0	887.3%
Europe	45.6	52.5	(6.9)	(13.1)%
Bermuda	(0.2)	1.0	(1.2)	n/a
	$115.5	$60.6	$54.9	90.6%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Other specialty(1)	$36.8	$15.9	$20.9	131.4%
Casualty	29.7	8.7	21.0	241.4%
Professional liability	26.9	26.4	0.5	1.9%
Property	22.1	9.6	12.5	130.2%
	$115.5	$60.6	$54.9	90.6%
________________________
(1) Includes our accident and health, trade credit, aviation, marine and onshore construction lines of business.

Net premiums written increased by $44.7 million, or 104.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in net premiums written was primarily due to higher gross premiums written from our acquired Asian operations. We ceded 24.2% of gross premiums written for the three months ended March 31, 2016 compared to 29.2% for the three months ended March 31, 2015. The decrease was primarily due to the change in business mix from most premiums being written in our European operations in the prior period to more premiums being written in our Asian operations in the current period. We cede a lower percentage of premiums from our Asian operations than our European operations.

Net premiums earned increased by $44.2 million, or 88.4%, primarily due to higher net premiums written related to the acquired Asian operations.

Net losses and loss expenses. Net losses and loss expenses increased by $47.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$71.9	76.4%	$35.7	71.4%	$36.2	5.0 pts.
Property catastrophe	—	—	—	—	—	—
Current period	71.9	76.4	35.7	71.4	36.2	5.0
Prior period	(4.1)	(4.4)	(15.2)	(30.4)	11.1	26.0
Net losses and loss expenses	$67.8	72.0%	$20.5	41.0%	$47.3	31.0 pts.

Current year non-catastrophe losses and loss expenses

The increase in the non-catastrophe losses and loss expenses and related ratio was primarily due to higher incurred losses related to the acquired Asian operations, as well as higher reported losses primarily related to our property and aviation lines of business. The increase in reported losses in the current period compared to the prior period increased the loss and loss expense ratio by 4.4 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2016 and March 31, 2015, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $4.1 million during the three months ended March 31, 2016 compared to net favorable reserve development of $15.2 million for the three months ended March 31, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(2.1)	$(0.3)	$(0.6)	$1.3	$0.1	$2.7	$1.1
Professional liability	(0.6)	1.2	(0.2)	0.1	1.3	0.4	2.2
Property	(5.1)	1.1	0.8	(0.2)	(2.3)	4.9	(0.8)
Other specialty	(0.1)	0.1	—	—	(0.1)	(6.5)	(6.6)
	$(7.9)	$2.1	$—	$1.2	$(1.0)	$1.5	$(4.1)

The favorable reserve development for the 2015 loss year in the other specialty line of business was primarily related to a recovery on a single claim in the trade credit line of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(2.4)	$(0.2)	$(0.3)	$—	$(0.5)	$—	$(3.4)
Professional liability	(4.1)	(3.4)	(0.2)	5.3	—	—	(2.4)
Property	0.1	(0.2)	—	(0.2)	(3.7)	(3.3)	(7.3)
Other specialty	—	—	—	—	(1.2)	(0.9)	(2.1)
	$(6.4)	$(3.8)	$(0.5)	$5.1	$(5.4)	$(4.2)	$(15.2)

The unfavorable reserve development for the 2012 loss year in the professional liability line of business was related to a single claim that was reported in the period.

Acquisition costs. Acquisition costs increased by $10.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in acquisition costs was primarily due to higher acquisition costs from our acquired Asian operations. The acquisition cost ratio was 19.0% for the three months ended March 31, 2016 compared to 14.0% for the three months ended March 31, 2015. The increase in the acquisition cost ratio was due to the change in mix of business as average broker commissions are generally higher in our Asian operations than our European operations.

General and administrative expenses. General and administrative expenses increased by $11.0 million, or 61.1%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in general and administrative expenses was due to higher expenses from our acquired Asian operations, partially offset by lower stock-based compensation due to the change in stock price and a change to our performance-based awards. The general and administrative expense ratio was 30.8% and 36.0% for the three months ended March 31, 2016 and 2015, respectively.

Other insurance-related income and expense. The other insurance-related expenses incurred represent the transaction-related costs incurred for our acquisitions of RSA's Hong Kong and Singapore branches, which closed on April 1, 2015. No transaction-related costs were incurred during the three months ended March 31, 2016.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Revenues
Gross premiums written	$368.8	$439.3
Net premiums written	350.2	432.8
Net premiums earned	169.6	205.5
Expenses
Net losses and loss expenses	$88.3	$109.2
Acquisition costs	36.5	40.7
General and administrative expenses	15.2	19.8
Underwriting income	$29.6	$35.8
Other insurance-related revenue	—	—
Other insurance-related expenses	0.4	—
Segment income	29.2	35.8
Ratios
Loss and loss expense ratio	52.1%	53.1%
Acquisition cost ratio	21.5%	19.8%
General and administrative expense ratio	8.9%	9.6%
Expense ratio	30.4%	29.4%
Combined ratio	82.5%	82.5%

Comparison of Three Months Ended March 31, 2016 and 2015

Premiums. Gross premiums written decreased by $70.5 million, or 16.0%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily due to non-renewals of certain treaties across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business, and lower premiums on renewed treaties. As it relates to lower premiums on renewed treaties, the main driver for the decrease in property reinsurance gross premiums written was a reduction in our participation on the collateralized property catastrophe reinsurance program through Aeolus Re. These reductions were partially offset by new business written.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
United States	$212.6	$235.3	$(22.7)	(9.6)%
Bermuda	80.8	118.7	(37.9)	(31.9)%
Europe	43.3	52.4	(9.1)	(17.4)%
Asia Pacific	32.1	32.9	(0.8)	(2.4)%
	$368.8	$439.3	$(70.5)	(16.0)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Property	$194.8	$231.1	$(36.3)	(15.7)%
Specialty	125.2	146.1	(20.9)	(14.3)%
Casualty	48.8	62.1	(13.3)	(21.4)%
	$368.8	$439.3	$(70.5)	(16.0)%

Net premiums written decreased by $82.6 million, or 19.1%, primarily due to the decrease in gross premiums written, as well as the higher ceded premiums. The increase in ceded premiums was the result of a new retrocessional quota share reinsurance treaty for our property reinsurance line of business, and the higher cost of our outward property catastrophe reinsurance coverage in the current period than in the prior period.

Net premiums earned decreased by $35.9 million, or 17.5%, as a result of the decrease in net premiums written during 2015 and into 2016, and higher ceded premiums earned for the outward property catastrophe reinsurance coverage in the current period compared to the prior period.

Net losses and loss expenses. Net losses and loss expenses decreased by $20.9 million, or 19.1%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$109.5	64.6%	$132.4	64.4%	$(22.9)	0.2 pts.
Property catastrophe	—	—	—	—	—	—
Current period	109.5	64.6	132.4	64.4	(22.9)	0.2
Prior period	(21.2)	(12.5)	(23.2)	(11.3)	2.0	(1.2)
Net losses and loss expenses	$88.3	52.1%	$109.2	53.1%	$(20.9)	(1.0) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the non-catastrophe losses and loss expenses was primarily due to the reduction in net premiums earned and lower reported large property losses in the current period compared to the prior period. The increase in the non-catastrophe losses and loss expense ratio was due to higher loss ratio assumptions partially offset by lower reported large property losses.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2016 and March 31, 2015, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $21.2 million during the three months ended March 31, 2016 compared to net favorable reserve development of $23.2 million for the three months ended March 31, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Property	$1.5	$3.1	$(3.8)	$(8.4)	$2.3	$(18.6)	$(23.9)
Casualty	(10.7)	0.6	10.7	9.0	4.7	(6.0)	8.3
Specialty	0.1	(0.7)	(0.6)	2.8	(7.1)	(0.1)	(5.6)
	$(9.1)	$3.0	$6.3	$3.4	$(0.1)	$(24.7)	$(21.2)

The net favorable reserve development in the 2015 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity. The net unfavorable reserve development for the 2012 and 2013 loss years in the casualty reinsurance line of business was due to higher than expected reported claims.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(1.3)	$(0.1)	$0.2	$(0.6)	$(0.7)	$(11.3)	$(13.8)
Casualty	(10.7)	(7.6)	(0.7)	1.7	3.3	0.5	(13.5)
Specialty	(0.1)	—	—	(0.1)	(0.3)	4.6	4.1
	$(12.1)	$(7.7)	$(0.5)	$1.0	$2.3	$(6.2)	$(23.2)

The net favorable reserve development in the 2014 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity, partially offset by unfavorable development in the specialty reinsurance line of business primarily due to higher than expected reported losses in our crop reinsurance line of business. We also experienced net favorable development in the 2009 and prior loss years in our casualty reinsurance line of business, primarily in our U.S. and Bermuda casualty reinsurance lines, as a result of actual loss emergence being lower than anticipated in the 2008 and 2009 loss years.

Acquisition costs. Acquisition costs decreased by $4.2 million, or 10.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily due to lower net premiums earned. The acquisition cost ratio was 21.5% for the three months ended March 31, 2016 compared to 19.8% for the three months ended March 31, 2015. The increase in the acquisition cost ratio was primarily due to higher profit commissions in the current period than in the prior period, as well as the impact of higher ceded premiums earned from our outward property catastrophe reinsurance coverage which does not have any ceding commission income.

General and administrative expenses. General and administrative expenses decreased by $4.6 million, or 23.2%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in general and administrative expenses was primarily due to lower stock-based compensation expense, due to the change in our stock price and a change to our performance-based awards. The general and administrative expense ratios for the three months ended March 31, 2016 and 2015 were 8.9% and 9.6%, respectively.

Other insurance-related income and expense. The other insurance-related expenses incurred for the current period represent the unrealized loss recorded on an ILW derivative.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
	($ in millions)
Case reserves	$857.8	$831.1	$423.6	$412.6	$428.9	$434.8	$1,710.3	$1,678.5
IBNR	3,222.8	3,167.1	566.8	559.8	1,075.2	1,050.8	4,864.8	4,777.7
Reserve for losses and loss expenses	4,080.6	3,998.2	990.4	972.4	1,504.1	1,485.6	6,575.1	6,456.2
Reinsurance recoverables	(1,246.7)	(1,211.6)	(256.2)	(259.1)	(9.1)	(9.3)	(1,512.0)	(1,480.0)
Net reserve for losses and loss expenses	$2,833.9	$2,786.6	$734.2	$713.3	$1,495.0	$1,476.3	$5,063.1	$4,976.2

We participate in certain lines of business where claims may not be reported for many years. Accordingly, management does not rely solely upon reported claims on these lines for estimating ultimate liabilities. We also use statistical and actuarial methods to estimate expected ultimate losses and loss expenses. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. Ultimate losses and loss expenses may differ from our reserves, possibly by material amounts.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2016:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$4,080.6	$3,185.7	$4,579.1
Global Markets Insurance	990.4	774.0	1,137.0
Reinsurance	1,504.1	1,186.7	1,695.5
Consolidated(1)	6,575.1	5,222.4	7,318.2

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,833.9	$2,248.4	$3,207.7
Global Markets Insurance	734.2	577.8	844.4
Reinsurance	1,495.0	1,182.3	1,688.1
Consolidated(1)	5,063.1	4,069.2	5,663.8
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	($ in millions)
Ceded case reserves	$268.1	$254.6
Ceded IBNR reserves	1,243.9	1,225.4
Reinsurance recoverable	$1,512.0	$1,480.0

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of March 31, 2016 were recoverable from reinsurers who had an A.M. Best rating of “A” or higher.

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

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, liquidate a portion of our investment portfolio or borrow under our revolving loan facility (see “Credit Facilities” below) in order to meet our short-term liquidity needs.

Our total investments and cash and cash equivalents totaled $9.6 billion as of March 31, 2016, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of March 31, 2016, we held $772.0 million of unrestricted cash and cash equivalents and $761.1 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and “other invested assets” are available to meet our long-term liquidity needs.

As of March 31, 2016, we had $150 million available under our revolving loan facility.

Dividend Restrictions

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2015 Form 10-K.

Cash Flows

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Cash flows provided by operating activities	$347.5	$317.7
Cash flows used in investing activities	(112.2)	(319.2)
Cash flows used in financing activities	(73.1)	(67.8)
Effect of exchange rate changes on foreign currency cash	1.8	(5.0)
Net increase (decrease) in cash and cash equivalents	164.0	(74.3)
Cash and cash equivalents, beginning of period	608.0	589.3
Cash and cash equivalents, end of period	$772.0	$515.0

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers, return of funds held balances related to our assumed collaterlized property catastrophe reinsurance program through Aeolus Re Ltd. and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, contributions of funds held balances, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 12 consecutive years.

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

The increase in cash flows from operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a net reduction in our funds held balances related to the assumed collaterlized property catastrophe reinsurance program with Aeolus Re. We lowered our participation in the current year program which reduced our funding compared to the prior period, as well as received proceeds from prior underwriting years.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2016 and December 31, 2015, 90.7% and 90.1%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	($ in millions)
Due in one year or less	$761.1	$710.9
Due after one year through five years	3,504.5	3,299.4
Due after five years through ten years	708.5	735.8
Due after ten years	434.0	360.6
Mortgage-backed	1,381.5	1,368.6
Asset-backed	778.4	726.2
Total	$7,568.0	$7,201.5

We have investments in “other invested assets”, comprising interests in hedge funds, private equity funds and other private securities, the carrying value of which was $940.3 million as of March 31, 2016. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

Allied World Assurance Company, Ltd currently has access to up to $1.05 billion in letters of credit under two letter of credit facilities, a $900 million uncommitted secured facility with Citibank Europe plc and a $150 million committed secured credit facility with a syndication of lenders (the “Amended Secured Credit Facility”). These credit facilities are primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business.

The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

A portion of the Amended Secured Credit Facility may also be used for revolving loans for general corporate and working capital purposes, up to a maximum of $150 million. We may request that existing lenders under the Amended Secured Credit Facility make additional commitments from time to time, up to $150 million, subject to approval by the lenders. The Amended Secured Credit Facility contains representations, warranties and covenants customary for similar bank loan facilities, including certain covenants that, among other things, require us to maintain a certain leverage ratio and financial strength rating. The Amended Secured Credit Facility expires in June 2016. We expect to replace the Amended Secured Credit Facility with a new syndicated facility. We are in compliance with all covenants under the Amended Secured Credit Facility as of March 31, 2016.

As of March 31, 2016, we had a combined unused letters of credit capacity of $580.3 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the three months ended March 31, 2016, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

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

As of March 31, 2016 and December 31, 2015, $2,703.4 million and $2,748.9 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2016 and December 31, 2015, a further $631.8 million and $579.3 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of March 31, 2016 have not changed since December 31, 2015. See Item 1. “Business” in our 2015 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	($ in millions)
Senior notes	$1,293.3	$1,292.9
Other long-term debt	23.3	23.0
Shareholders’ equity	3,535.4	3,532.5
Total capitalization	$4,852.0	$4,848.4
Debt to total capitalization	27.1%	27.1%

The ratio of debt to total capitalization as of March 31, 2016 and December 31, 2015 included the $500 milllion senior notes we issued on October 29, 2015 that we intend to use to refinance the $500 million senior notes that mature on August 1, 2016. Excluding the refinancing of the senior notes, the ratio of debt to total capitalization was 18.8% as of March 31, 2016 and December 31, 2015.

On June 18, 2015, we filed a shelf registration statement on Form S-3 with the SEC under which we may offer from time to time common shares of Allied World Switzerland, senior or subordinated debt securities of Allied World Bermuda, guarantees of debt securities of Allied World Bermuda, warrants to purchase common shares of Allied World Switzerland, warrants to purchase debt securities of Allied World Bermuda or units which may consist of any combination of the securities listed above. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

Share Repurchases

On May 1, 2014, our shareholders approved a share repurchase program in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of March 31, 2016, approximately $123.1 million remained under this share repurchase authorization.

During the three months ended March 31, 2016, our share repurchases were as follows:

Three Months Ended March 31, 2016
($ in millions other than per share amounts)
Common shares repurchased	1,460,888
Total cost of shares repurchased	$50.0
Average price per share	$34.23

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

Long-Term Debt

In July 2006, Allied World Bermuda issued $500.0 million aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable in arrears August 1 and February 1 each year. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes prior to their stated maturity.

In November 2010, Allied World Bermuda issued $300.0 million aggregate principal amount of 5.50% senior notes due November 1, 2020, with interest payable in arrears May 15 and November 15 each year, commencing May 15, 2011. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes prior to their stated maturity.

In October 2015, Allied World Bermuda issued $500 million aggregate principal amount of 4.35% senior notes due October 29, 2025, with interest payable April 29th and October 29th each year, commencing April 29, 2016. We intend that the proceeds from these senior notes will be used to refinance the senior notes due to mature in August 2016. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes prior to their stated maturity.

The senior notes issued in 2006, 2010 and 2015 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.

In September 2014, Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the the purchase of three floors in an office building in Zug, Switzerland. The total proceeds received in 2014 under the mortgage was $14.1 million (CHF 14.0 million) with a fixed annual interest rate of 3.2% payable quarterly, and an additional $4.1 million (CHF 4.0 million) of proceeds from the mortgage was received in April 2015. The mortgage payments will be $0.3 million (CHF 0.3 million) per year, plus accrued interest, for the first 19 years, with the remaining balance payable at the end of the mortgage.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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
In the table below changes in fair values as a result of changes in interest rates are determined by calculating hypothetical March 31, 2016 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$8,800.2	$8,619.0	$8,523.4	$8,427.6	$8,334.1	$8,243.0	$8,068.7
Fair value change from base	372.6	191.4	95.8	—	(93.5)	(184.6)	(358.9)
Change in unrealized appreciation/(depreciation)	4.4%	2.3%	1.1%	—%	(1.1)%	(2.2)%	(4.3)%
In the table below changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical March 31, 2016 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$6,412.0	$6,247.3	$6,164.9	$6,082.6	$6,000.2	$5,917.8	$5,753.1
Fair value change from base	329.4	164.7	82.3	—	(82.4)	(164.8)	(329.5)
Change in unrealized appreciation/(depreciation)	5.4%	2.7%	1.4%	—%	(1.4)%	(2.7)%	(5.4)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of March 31, 2016.

	Fair Value March 31, 2016	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$859.5	AAA	9.0%
U.S. government and agency securities	1,528.0	AA+	16.0%
Non-U.S. government and government agencies	531.4	AA+	5.6%
State, municipalities and political subdivisions	412.9	AA	4.3%
Mortgage-backed securities (“MBS”):
Agency MBS	786.0	AA	8.2%
Non-agency MBS	30.7	BBB-	0.3%
Commercial MBS	564.8	BB	5.9%
Total mortgage-backed securities	1,381.5		14.4%
Corporate securities:
Financials	1,369.7	A	14.3%
Industrials	1,435.6	BBB+	15.0%
Utilities	130.6	BBB	1.4%
Total corporate securities	2,935.9		30.6%
Asset-backed securities	778.4	AA+	8.1%
Other invested assets:
Private equity	454.9	N/A	4.8%
Hedge funds	362.1	N/A	3.8%
Other private securities	123.4	N/A	1.3%
Total other invested assets	940.3		9.9%
Equities	202.0	N/A	2.1%
Total investment portfolio	$9,569.9		100.0%
As of March 31, 2016, we held $7.6 billion of fixed income securities. Of those assets, approximately 90.7% were rated investment grade (Baa3/BBB- or higher) with the remaining 9.3% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was AA- by Standard & Poor’s.
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
As of March 31, 2016, we held investments in “other invested assets” with a carrying value of $940.3 million. Included in other invested assets are private equity funds, hedge funds and other private securities. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
The following table shows our direct investment exposure across each major geographical region that was included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets as of March 31, 2016.

	March 31, 2016
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds	Equity Securities	Total Exposure
	($ in millions)
Africa	$—	$—	$—	$0.5	$0.5
Asia and Middle East	277.0	—	101.5	52.7	431.2
Australia	65.2	—	45.3	0.3	110.8
Europe	131.9	7.0	511.0	116.5	766.4
Latin America	1.6	—	31.4	1.4	34.4
North America	1,996.7	2,152.9	2,246.8	30.5	6,426.9
Total exposure	$2,472.4	$2,159.9	$2,936.0	$201.9	$7,770.2
As of March 31, 2016, we had no direct sovereign exposure to Greece, Ireland, Italy, Portugal, Spain or Ukraine.
The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries, except for our Hong Kong and Singapore operations. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily the Euro, British pound sterling, Swiss Franc and Canadian dollar. Receivables in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates. We utilize a hedging strategy to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire in 90 days from purchase.
As of March 31, 2016 and December 31, 2015, approximately 8.7% and 10.0%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the three months ended March 31, 2016 and 2015, approximately 20% and 15%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2016, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Item 1A.	Risk Factors.
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2015 Form 10-K, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2015 Form 10-K. The risks described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2016	459,866	$36.24	459,866	$156.4	million
February 1 - 29, 2016	506,497	32.91	506,497	139.7	million
March 1 - 31, 2016	494,525	33.70	494,525	123.1	million
Total	1,460,888	$34.23	1,460,888	$123.1	million	(1)
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1(1)†	Form of Amended Employment Agreement, dated as of January 1, 2016, for certain executive officers.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)
Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 7, 2016. Other than with respect to title, base salary and employer, the amended employment agreements for Scott A. Carmilani, John R. Bender, Thomas A. Bradley, Wesley D. Dupont, Frank N. D’Orazio, John J. Gauthier, Marshall J. Grossack, Louis P. Iglesias, Julian James and John J. McElroy are materially identical to the form filed as Exhibit 10.1 thereto.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: April 19, 2016

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: April 19, 2016

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: April 19, 2016

	By:	/s/ Kent W. Ziegler
	Name:	Kent W. Ziegler
	Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)†	Form of Amended Employment Agreement, dated as of January 1, 2016, for certain executive officers.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)
Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 7, 2016. Other than with respect to title, base salary and employer, the amended employment agreements for Scott A. Carmilani, John R. Bender, Thomas A. Bradley, Wesley D. Dupont, Frank N. D’Orazio, John J. Gauthier, Marshall J. Grossack, Louis P. Iglesias, Julian James and John J. McElroy are materially identical to the form filed as Exhibit 10.1 thereto.

†	Management contract or compensatory plan, contract or arrangement.
*
These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.