Form 10-Q
period 2016-06-30
Allied World Assurance Co Holdings, AG
filed 2016-07-21
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 13, 2016, 87,348,066 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2016 and December 31, 2015
(Expressed in millions of United States dollars, except share and per share amounts)

	June 30, 2016	December 31, 2015

ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2016: $7,769.0; 2015: $7,290.6)	$7,794.2	$7,201.5
Equity securities trading, at fair value (cost: 2016: $205.3; 2015: $395.3)	202.3	403.0
Other invested assets	939.8	966.7
Total investments	8,936.3	8,571.2
Cash and cash equivalents	584.5	608.0
Restricted cash	78.2	60.6
Insurance balances receivable	961.0	745.9
Funds held	279.1	640.8
Prepaid reinsurance	430.1	392.3
Reinsurance recoverable	1,516.7	1,480.0
Reinsurance recoverable on paid losses	73.8	96.4
Accrued investment income	38.7	38.3
Net deferred acquisition costs	168.9	165.2
Goodwill	392.6	388.1
Intangible assets	113.5	116.6
Balances receivable on sale of investments	114.6	36.9
Net deferred tax assets	21.2	24.4
Other assets	158.1	147.2
Total assets	$13,867.3	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	$6,623.2	$6,456.2
Unearned premiums	1,822.1	1,683.3
Reinsurance balances payable	227.7	214.4
Balances due on purchases of investments	155.0	125.1
Senior notes:
Principal amount	1,300.0	1,300.0
Less unamortized discount and debt issuance costs	6.3	7.1
Senior notes, net of unamortized discount and debt issuance costs	1,293.7	1,292.9
Other long-term debt	23.1	23.0
Accounts payable and accrued liabilities	138.0	184.5
Total liabilities	$10,282.8	$9,979.4
SHAREHOLDERS’ EQUITY:
Common shares: 2016 and 2015: par value CHF 4.10 per share (2016: 93,586,418; 2015: 95,523,230 shares issued and 2016: 87,463,950; 2015: 90,959,635 shares outstanding)	366.7	386.7
Treasury shares, at cost (2016: 6,122,468; 2015: 4,563,595)	(216.7)	(155.1)
Accumulated other comprehensive loss	(6.0)	(9.3)
Retained earnings	3,440.5	3,310.2
Total shareholders’ equity	3,584.5	3,532.5
Total liabilities and shareholders’ equity	$13,867.3	$13,511.9

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and six months ended June 30, 2016 and 2015
(Expressed in millions of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Gross premiums written	$800.3	$826.0	$1,663.8	$1,706.6
Premiums ceded	(222.2)	(222.3)	(381.7)	(330.4)
Net premiums written	578.1	603.7	1,282.1	1,376.2
Change in unearned premiums	24.8	42.7	(99.1)	(161.3)
Net premiums earned	602.9	646.4	1,183.0	1,214.9
Net investment income	55.8	42.8	109.1	87.3
Net realized investment gains (losses)	74.5	(20.2)	93.4	24.8
Other income	5.2	0.9	5.7	1.9
Total revenue	738.4	669.9	1,391.2	1,328.9
EXPENSES:
Net losses and loss expenses	365.4	431.5	737.8	756.7
Acquisition costs	87.4	100.6	175.7	179.3
General and administrative expenses	104.7	108.4	201.1	205.5
Other expenses	1.7	1.2	2.8	3.1
Amortization of intangible assets	2.5	2.8	5.0	3.4
Interest expense	19.9	14.5	39.8	28.8
Foreign exchange (gain) loss	(2.9)	1.3	(5.9)	11.2
Total expenses	578.7	660.3	1,156.3	1,188.0
Income before income taxes	159.7	9.6	234.9	140.9
Income tax expense	6.3	0.1	7.4	7.1
NET INCOME	153.4	9.5	227.5	133.8
Other comprehensive gain (loss): foreign currency translation adjustment	0.1	(3.3)	3.3	(3.3)
COMPREHENSIVE INCOME	$153.5	$6.2	$230.8	$130.5
PER SHARE DATA
Basic earnings per share	$1.73	$0.10	$2.54	$1.42
Diluted earnings per share	$1.70	$0.10	$2.50	$1.40
Weighted average common shares outstanding	88,742,484	92,441,730	89,495,564	94,178,989
Weighted average common shares and common share equivalents outstanding	90,040,509	93,984,226	90,830,814	95,830,455
Dividends paid per share	$0.260	$0.225	$0.520	$0.450

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the six months ended June 30, 2016 and 2015
(Expressed in millions of United States dollars)

	Share Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2015	$386.7	$(155.1)	$(9.3)	$3,310.2	$3,532.5
Net income	—	—	—	227.5	227.5
Dividends	—	—	—	(46.2)	(46.2)
Stock compensation	—	11.7	—	(4.3)	7.4
Share repurchases	—	(140.0)	—	—	(140.0)
Shares canceled	(20.0)	66.7	—	(46.7)	—
Foreign currency translation adjustment	—	—	3.3	—	3.3
June 30, 2016	$366.7	$(216.7)	$(6.0)	$3,440.5	$3,584.5

December 31, 2014	$408.0	$(143.1)	$—	$3,513.3	$3,778.2
Net income	—	—	—	133.8	133.8
Dividends	—	—	—	(45.1)	(45.1)
Stock compensation	—	15.5	—	(9.1)	6.4
Share repurchases	—	(245.3)	—	—	(245.3)
Shares canceled	(21.3)	213.7	—	(192.4)	—
Foreign currency translation adjustment	—	—	(3.3)	—	(3.3)
June 30, 2015	$386.7	$(159.2)	$(3.3)	$3,400.5	$3,624.7

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2016 and 2015
(Expressed in millions of United States dollars)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$227.5	$133.8
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(31.2)	(58.2)
Mark to market adjustments	(89.3)	35.6
Stock compensation expense	8.6	7.9
Undistributed income of equity method investments	15.2	16.0
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	130.2	132.9
Unearned premiums, net of prepaid reinsurance	101.0	160.4
Insurance balances receivable	(216.4)	(162.3)
Reinsurance recoverable on paid losses	22.6	(2.3)
Funds held	361.7	261.5
Reinsurance balances payable	13.3	11.5
Net deferred acquisition costs	(3.7)	(17.6)
Net deferred tax assets	3.2	(2.7)
Accounts payable and accrued liabilities	(47.9)	(54.6)
Other items, net	5.2	(34.5)
Net cash provided by operating activities	500.0	427.4
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of trading securities	(3,257.8)	(2,854.8)
Purchases of other invested assets	(33.2)	(73.1)
Sales of trading securities	2,932.2	2,953.6
Sales of other invested assets	37.3	85.5
Purchases of fixed assets	(1.9)	(18.0)
Change in restricted cash	(17.6)	(26.1)
Net cash paid for acquisitions	(1.2)	(141.5)
Net cash used in investing activities	(342.2)	(74.4)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(46.2)	(43.2)
Proceeds from the exercise of stock options	3.1	7.4
Share repurchases	(139.5)	(246.4)
Proceeds from other long-term debt	—	3.9
Repayment of other long-term debt	(0.2)	—
Net cash used in financing activities	(182.8)	(278.3)
Effect of exchange rate changes on foreign currency cash	1.5	(2.2)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23.5)	72.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	608.0	589.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$584.5	$661.8
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.6	$1.9
Cash paid for interest expense	$37.9	$27.0
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
3. NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including, among others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. With the issuance of Accounting Standards Update 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, this standard will be effective on January 1, 2018 with retrospective adoption required for the comparative periods. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.
In May 2015, the FASB issued Accounting Standards Update 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 provides enhanced disclosures, on an annual

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

basis, related to the reserve for losses and loss expenses. The enhanced disclosures required by ASU 2015-09 include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident year presented of incurred claims development information, the total of reserves for losses incurred but not reported (“IBNR”), including expected development on reported claims, included in the reserve for losses and loss expenses and a description of the reserving methodologies and changes to the reserving methodologies, and (4) for each accident year presented of incurred claims development information, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and as such the disclosures will first be presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company is currently assessing the impact the adoption of ASU 2015-09 will have on future disclosures.
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
In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies U.S. GAAP related to the recognition of credit losses by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 would apply to financial assets such as loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and other financial assets that have the contractual right to receive cash. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Company's invested assets are measured at fair value through net income, and therefore those invested assets would not be required to record a credit loss. The Company has other financial assets, such as reinsurance receivables, that could be impacted by the adoption of ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on future financial statements and disclosures.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (the “consolidated income statements”) by category are as follows:

	June 30, 2016		December 31, 2015
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,805.5	$1,792.2	$1,434.0	$1,437.9
Non-U.S. government and government agencies	469.6	479.8	556.8	579.2
States, municipalities and political subdivisions	504.6	476.4	413.5	396.0
Corporate debt:
Financial institutions	1,223.6	1,205.8	1,275.4	1,277.3
Industrials	1,476.8	1,461.5	1,308.1	1,345.6
Utilities	140.4	140.3	118.9	125.4
Mortgage-backed
Agency mortgage-backed	757.0	742.1	751.8	745.4
Non-agency residential mortgage-backed	24.0	23.1	34.0	32.4
Commercial mortgage-backed	604.2	637.0	582.8	600.1
Asset-backed	788.5	810.8	726.2	751.1
Total fixed maturity investments	$7,794.2	$7,769.0	$7,201.5	$7,290.6

	June 30, 2016		December 31, 2015
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$202.3	$205.3	$403.0	$395.3
Other invested assets	820.0	767.0	840.2	770.9
	$1,022.3	$972.3	$1,243.2	$1,166.2

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of June 30, 2016 and December 31, 2015 were as follows:

Investment Type	Carrying Value as of June 30, 2016	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$248.8	$248.8	1 - 7 Years	$—			$245.7
Levered credit	218.4	218.4	4 - 8 Years	—			200.6
Real estate	25.3	25.3	7 - 9 Years	—			189.3
Distressed	5.1	5.1	2 Years	—			3.8
Total private equity	497.6	497.6		—			639.4
Distressed	168.5	0.1	2 Years	168.4	Monthly	90 Days	—
Relative value credit	81.8	—		81.8	Quarterly	60 Days	—
Equity long/short	62.2	—		62.2	Quarterly	45 Days	—
Fund of funds	9.9	—		9.9	Annual	60 Days	—
Total hedge funds	322.4	0.1		322.3			—
Total other invested assets at fair value	820.0	497.7		322.3			639.4
Other private securities	119.8	—		119.8			—
Total other invested assets	$939.8	$497.7		$442.1			$639.4

Investment Type	Carrying Value as of December 31, 2015	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity (primary and secondary)	$236.4	$236.4	1 - 7 Years	$—			$231.0
Levered credit	205.9	205.9	4 - 8 Years	—			179.0
Distressed	5.1	5.1	2 Years	—			3.8
Real estate	—	—	7 - 9 Years	—			200.0
Total private equity	447.4	447.4		—			613.8
Distressed	215.6	54.6	2 Years	161.0	Monthly	90 Days	—
Equity long/short	58.0	—		58.0	Quarterly	45 Days	—
Relative value credit	105.4	—		105.4	Quarterly	60 Days	—
Total hedge funds	379.0	54.6		324.4			—
High yield loan fund	13.8	—		13.8	Monthly	30 days	—
Total other invested assets at fair value	840.2	502.0		338.2			613.8
Other private securities	126.5	—		126.5			—
Total other invested assets	$966.7	$502.0		$464.7			$613.8
_______________________

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate as described below.

In general, the Company has invested in hedge funds that require at least 30 days’ notice of redemption and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have lock-

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

up periods ranging from one to three years from initial investment. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction if the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process to reduce the possibility of adversely affecting investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date. Certain funds may impose a redemption fee on early redemptions. Interests in private equity funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the fund.

The following describes each investment type:

•
Private equity (primary and secondary): Primary equity funds includes funds that may invest in companies and general partnership interests, as well as direct investments. Secondary funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity, funds may seek liquidity by selling their existing interests, plus any remaining commitment, to secondary market participants. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the funds.

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

•
Fund of funds: Fund of funds allocate assets among multiple investment managers unaffiliated with the fund of funds sponsor employing a variety of proprietary investment strategies. Fund of funds strategies will invest in a portfolio of funds that primarily pursue the following investment strategies: equity, macro, event driven and credit.

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

Unconsolidated Variable Interest Entities

As a result of the adoption of Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis”, which became effective January 1, 2016, certain limited partnership investments and similar legal entity investments were considered variable interest entities (“VIEs”) as there were no substantive kick-out or other participating rights. These VIEs will not be

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

consolidated because the Company has determined it is not considered the primary beneficiary, as it does not have both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As such, the Company continues to record its interests in these entities at fair value, with changes in fair value recorded in the consolidated income statements. The Company's interests in these entities are recorded in “other invested assets” in the unaudited condensed consolidated balance sheets (“consolidated balance sheets”). The Company's maximum exposure to loss in these entities, which is the sum of the carrying value and the unfunded commitment, was $984.8 million as of June 30, 2016.

c) Net Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturity investments	$48.9	$41.2	$96.9	$77.4
Equity securities	1.4	4.9	3.3	8.4
Other invested assets: hedge funds and private equity	7.6	4.6	12.3	13.0
Other invested assets: other private securities	1.7	(3.8)	4.7	(2.9)
Cash and cash equivalents	0.8	0.4	1.3	0.9
Expenses	(4.6)	(4.5)	(9.4)	(9.5)
Net investment income	$55.8	$42.8	$109.1	$87.3

The loss from “other invested assets: other private securities” for the three and six months ended June 30, 2015 included an other-than-temporary impairment of $6.3 million related to one of the Company's equity method investments. The Company recorded the other-than-temporary impairment as the fair value of this investment was below its carrying value.

d) Components of Realized Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gains on sale of invested assets	$46.1	$36.1	$100.2	$81.4
Gross realized losses on sale of invested assets	(26.9)	(10.1)	(68.7)	(23.1)
Net realized and unrealized gains (losses) on derivatives	0.1	13.9	(22.9)	2.3
Mark-to-market gains (losses):
Fixed maturity investments, trading	55.4	(52.7)	117.7	(27.2)
Equity securities, trading	0.9	(0.3)	(14.2)	5.1
Other invested assets, trading	(1.1)	(7.1)	(18.7)	(13.7)
Net realized investment gains (losses)	$74.5	$(20.2)	$93.4	$24.8

e) Pledged Assets

As of June 30, 2016 and December 31, 2015, $2,873.4 million and $2,748.9 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of June 30, 2016 and December 31, 2015, a further $587.1 million and $579.3 million, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

In June 2016, the Company entered into a $200.0 million committed unsecured credit facility with a syndication of lenders (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million five-year senior unsecured revolving credit facility (the “Facility”) for the making of revolving loans and short-term swingline loans. The aggregate commitment of $200.0 million under the Facility may be increased by up to $150.0 million upon the Company's request and upon the agreement of one or more lenders or additional lenders. The Facility replaces the four-year senior secured credit facility under the Amended and Restated Credit Agreement, dated as of June 7, 2012.

In addition, see Note 11(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further details on the Company’s credit facilities.

5. DERIVATIVE INSTRUMENTS

As of June 30, 2016 and December 31, 2015, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

	June 30, 2016				December 31, 2015
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$83.4	$1.5	$48.6	$0.4	$41.1	$0.1	$244.8	$3.0
Interest rate swaps	—	—	—	—	—	—	328.2	0.5
Total derivatives	$83.4	$1.5	$48.6	$0.4	$41.1	$0.1	$573.0	$3.5

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets. As of June 30, 2016, all open interest rate swap contracts were closed-out.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign exchange contracts	$3.3	$1.2	$1.1	$(6.2)
Total included in foreign exchange (gain) loss	3.3	1.2	1.1	(6.2)
Foreign exchange contracts	(0.4)	(0.3)	(15.3)	0.8
Interest rate swaps	0.5	14.2	(7.6)	1.5
Total included in net realized investment gains (losses)	0.1	13.9	(22.9)	2.3
Total realized and unrealized gains (losses) on derivatives	$3.4	$15.1	$(21.8)	$(3.9)

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

June 30, 2016	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,805.5	$1,805.5	$1,765.2	$40.3	$—
Non-U.S. government and government agencies	469.6	469.6	—	469.6	—
States, municipalities and political subdivisions	504.6	504.6	—	504.6	—
Corporate debt:
Financial institutions	1,223.6	1,223.6	—	1,223.6	—
Industrials	1,476.8	1,476.8	—	1,476.8	—
Utilities	140.4	140.4	—	140.4	—
Mortgage-backed:
Agency mortgage-backed	757.0	757.0	—	618.8	138.2
Non-agency residential mortgage-backed	24.0	24.0	—	24.0	—
Commercial mortgage-backed	604.2	604.2	—	604.2	—
Asset-backed	788.5	788.5	—	726.2	62.3
Total fixed maturity investments	7,794.2	7,794.2	1,765.2	5,828.5	200.5
Equity securities	202.3	202.3	202.3	—	—
Other invested assets(1)	820.0	820.0	—	—	—
Total investments	$8,816.5	$8,816.5	$1,967.5	$5,828.5	$200.5
Derivative assets:
Foreign exchange contracts	$1.5	$1.5	$—	$1.5	$—
Derivative liabilities:
Foreign exchange contracts	$0.4	$0.4	$—	$0.4	$—
Senior notes	1,293.7	$1,352.0	$—	$1,352.0	$—
Other long-term debt	23.1	$30.0	$—	$30.0	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

December 31, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. government and government agencies	$1,434.0	$1,434.0	$1,396.4	$37.6	$—
Non-U.S. government and government agencies	556.8	556.8	—	556.8	—
States, municipalities and political subdivisions	413.5	413.5	—	413.5	—
Corporate debt:
Financial institutions	1,275.4	1,275.4	—	1,275.4	—
Industrials	1,308.1	1,308.1	—	1,308.1	—
Utilities	118.9	118.9	—	118.9	—
Mortgage-backed:
Agency mortgage-backed	751.8	751.8	—	645.7	106.1
Non-agency residential mortgage-backed	34.0	34.0	—	34.0	—
Commercial mortgage-backed	582.8	582.8	—	582.8	—
Asset-backed	726.2	726.2	—	663.2	63.0
Total fixed maturity investments	7,201.5	7,201.5	1,396.4	5,636.0	169.1
Equity securities	403.0	403.0	403.0	—	—
Other invested assets(1)	840.2	840.2	—	—	—
Total investments	$8,444.7	$8,444.7	$1,799.4	$5,636.0	$169.1
Derivative assets:
Foreign exchange contracts	$0.1	$0.1	$—	$0.1	$—
Derivative liabilities:
Foreign exchange contracts	$3.0	$3.0	$—	$3.0	$—
Interest rate swaps	$0.5	$0.5	$—	$0.5	$—
Senior notes	$1,292.9	$1,337.9	$—	$1,337.9	$—
Other long-term debt	$23.0	$27.7	$—	$27.7	$—
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

Equity securities: Comprised of U.S. and foreign common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Non-U.S. mutual funds where the net asset value (the “NAV”) is not provided on a daily basis are included in the Level 3 fair value hierarchy.

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

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended June 30, 2016	MBS	CMBS	Total mortgage-backed	Asset-backed	Equities
Opening balance	$146.1	$—	$146.1	$63.6	$—
Realized and unrealized gains included in net income	0.6	—	0.6	1.5	—
Purchases		—	—	16.5	—
Sales	(8.5)	—	(8.5)	(10.5)	—
Transfers into Level 3 from Level 2	—	—	—	0.5	—
Transfers out of Level 3 into Level 2(1)	—	—	—	(9.3)	—
Ending balance	$138.2	$—	$138.2	$62.3	$—
Three Months Ended June 30, 2015
Opening balance	$132.7	$—	$132.7	$92.9	$48.8
Realized and unrealized (losses) gains included in net income	(2.4)	—	(2.4)	(0.5)	9.0
Purchases	1.6	2.8	4.4	2.2	—
Sales	(35.3)	—	(35.3)	(7.2)	—
Transfers into Level 3 from Level 2	—	0.3	0.3	17.4	—
Transfers out of Level 3 into Level 2(1)	—	—	—	(20.9)	—
Ending balance	$96.6	$3.1	$99.7	$83.9	$57.8

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2016	MBS	CMBS	Total mortgage-backed	Asset-backed	Equities
Opening balance	$106.1	$—	$106.1	$63.0	$—
Realized and unrealized gains (losses) included in net income	2.1	—	2.1	0.6	—
Purchases	38.8	—	38.8	16.6	—
Sales	(10.3)	—	(10.3)	(9.5)	—
Transfers into Level 3 from Level 2	1.5	—	1.5	7.9	—
Transfers out of Level 3 into Level 2(1)	—	—	—	(16.3)	—
Ending balance	$138.2	$—	$138.2	$62.3	$—
Six Months Ended June 30, 2015
Opening balance	$180.1	$1.7	$181.8	$55.4	$43.3
Realized and unrealized (losses) gains included in net income	(1.1)	0.1	(1.0)	(0.6)	14.5
Purchases	2.1	4.6	6.7	23.3	—
Sales	(84.5)	(3.6)	(88.1)	(9.9)	—
Transfers into Level 3 from Level 2	—	0.3	0.3	43.9	—
Transfers out of Level 3 into Level 2(1)	—	—	—	(28.2)	—
Ending balance	$96.6	$3.1	$99.7	$83.9	$57.8
_______________________

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	June 30, 2016	December 31, 2015
Outstanding loss reserves	$1,727.3	$1,678.5
Reserves for losses incurred but not reported	4,895.9	4,777.7
Reserve for losses and loss expenses	$6,623.2	$6,456.2

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross liability at beginning of period	$6,575.1	$5,905.1	$6,456.2	$5,881.2
Reinsurance recoverable at beginning of period	(1,512.0)	(1,350.3)	(1,480.0)	(1,340.3)
Net liability at beginning of period	5,063.1	4,554.8	4,976.2	4,540.9
Acquisition of net reserve for losses and loss expenses	—	257.0	—	257.0
Net losses incurred related to:
Current year	403.3	453.3	801.1	842.2
Prior years	(37.9)	(21.8)	(63.3)	(85.5)
Total incurred	365.4	431.5	737.8	756.7
Net paid losses related to:
Current year	34.5	28.0	41.2	34.6
Prior years	280.9	285.8	563.4	578.9
Total paid	315.4	313.8	604.6	613.5
Foreign exchange revaluation	(6.6)	1.3	(2.9)	(10.3)
Net liability at end of period	5,106.5	4,930.8	5,106.5	4,930.8
Reinsurance recoverable at end of period	1,516.7	1,433.1	1,516.7	1,433.1
Gross liability at end of period	$6,623.2	$6,363.9	$6,623.2	$6,363.9

The “Acquisition of net reserve for losses and loss expenses” during the three and six months ended June 30, 2015 represents the net reserves acquired from the Hong Kong and Singapore branches of RSA of $252.8 million and the net reserves from the Labuan branch of RSA of $4.2 million.

For the three months ended June 30, 2016, the Company recorded net favorable prior year reserve development in each of its operating segments. The net favorable prior year reserve development in our North American Insurance segment was due to net favorable prior year reserve development in loss years 2010 and prior in our casualty and professional liability lines of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the casualty and property lines of business across multiple loss years. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance line of business in the 2014 and 2015 loss years.

For the six months ended June 30, 2016, the Company recorded net favorable prior year reserve development in each of its operating segments primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability line of

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the other specialty and property lines of business, partially offset by unfavorable reserve development in our professional liability line of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance and specialty reinsurance lines of business, partially offset by net unfavorable prior year reserve development in our casualty reinsurance line of business.

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

For the six months ended June 30, 2015, the Company had net favorable prior year reserve development in each of its operating segments. The net unfavorable prior year reserve development in the North American Insurance segment for the 2012 through 2014 loss years was primarily related to our healthcare line of business and was due to adverse development on several claims being above our previous expectations. The net favorable prior year reserve development in our Reinsurance segment was primarily due to benign property loss activity, and therefore reported losses were less than our expectations across several lines of business.

Although the Company has experienced favorable reserve development in its insurance and reinsurance lines, there is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. It is not appropriate to extrapolate future redundancies based on prior years’ development. The methodology of estimating loss reserves is periodically reviewed to ensure that the key assumptions used in the actuarial models continue to be appropriate.

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Singapore, and the United Kingdom. The U.S. Internal Revenue Service (the “IRS”) is currently conducting an audit of the the 2014 tax return of the U.S. services company. As the audit has just started, it is too early to determine if there will be any findings from the audit. During the quarter ended June 30, 2016, the IRS completed its audit of the 2012 consolidated tax return of the Company's U.S. subsidiaries. There were no findings as a result of the audit. To the best of the Company’s knowledge, there are no other examinations pending by any other tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of June 30, 2016.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	June 30, 2016	December 31, 2015
Common shares issued and fully paid, 2016 and 2015: CHF 4.10 per share	93,586,418	95,523,230
Share capital at end of period	$366.7	$386.7

Six Months Ended June 30, 2016
Shares issued at beginning of period	95,523,230
Shares canceled	(1,936,812)
Total shares issued at end of period	93,586,418
Treasury shares issued at beginning of period	4,563,595
Shares repurchased	3,952,243
Shares issued out of treasury	(456,558)
Shares canceled	(1,936,812)
Total treasury shares at end of period	6,122,468
Total shares outstanding at end of period	87,463,950

During the six months ended June 30, 2016, 1,936,812 shares repurchased and designated for cancellation were constructively retired and canceled.

b) Dividends

The Company paid the following dividends during the six months ended June 30, 2016:

Dividend Paid	Dividend Per Share	Total Amount Paid
June 30, 2016	$0.260	$22.8
March 31, 2016	$0.260	$23.4

On April 19, 2016, the shareholders approved the Company's proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.26 per share. The first installment was distributed on June 30, 2016. The Company expects to distribute the remaining installments of the dividend in September 2016, December 2016 and March 2017.

c) Share Repurchases

On April 19, 2016, the shareholders approved a share repurchase program (the “2016 share repurchase program”) in order for the Company to repurchase up to $500 million of its common shares. The 2016 share repurchase program supersedes the 2014 share repurchase program and no further repurchases will be made under the 2014 share repurchase program. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the 2016 share repurchase program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of the 2016 share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by the Company to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The Company’s share repurchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common shares repurchased	2,491,355	4,776,224	3,952,243	6,047,437
Total cost of shares repurchased	$90.0	$194.4	$140.0	$245.3
Average price per share	$36.12	$40.69	$35.42	$40.56

On May 6, 2015, the Company repurchased 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164.4 million. The repurchase was executed under the 2014 share repurchase program.

10. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income	$153.4	$9.5	$227.5	$133.8
Weighted average common shares outstanding	88,742,484	92,441,730	89,495,564	94,178,989
Basic earnings per share	$1.73	$0.10	$2.54	$1.42

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted earnings per share:
Net income	$153.4	$9.5	$227.5	$133.8
Weighted average common shares outstanding	88,742,484	92,441,730	89,495,564	94,178,989
Share equivalents:
Stock options	829,584	1,075,735	832,432	1,102,252
RSUs and performance-based equity awards	443,336	452,938	479,038	534,653
Employee share purchase plan	25,105	13,823	23,780	14,561
Weighted average common shares and common share equivalents outstanding - diluted	90,040,509	93,984,226	90,830,814	95,830,455
Diluted earnings per share	$1.70	$0.10	$2.50	$1.40

For the three and six months ended June 30, 2016, there were 229,999 and 235,085, respectively, common share equivalents considered anti-dilutive and therefore excluded from the calculation of diluted earnings per share. There were no anti-dilutive shares for the three and six months ended June 30, 2015.

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

Company’s insurance operations in Europe and Asia Pacific, which includes offices in Dublin, Hong Kong, Labuan, London, Singapore, Sydney and Zug. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts. The Reinsurance segment includes the Company’s reinsurance operations in Bermuda, Labuan, London, Singapore, the United States and Zug. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

The following tables provide a summary of the segment results:

Three Months Ended June 30, 2016	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$508.4	$125.4	$166.5	$800.3
Net premiums written	330.8	88.2	159.1	578.1
Net premiums earned	329.6	94.1	179.2	602.9
Net losses and loss expenses	(209.9)	(61.1)	(94.4)	(365.4)
Acquisition costs	(37.4)	(16.3)	(33.7)	(87.4)
General and administrative expenses	(56.8)	(31.5)	(16.4)	(104.7)
Underwriting income (loss)	25.5	(14.8)	34.7	45.4
Other insurance-related income	0.9	—	4.3	5.2
Other insurance-related expenses	(0.6)	—	(1.1)	(1.7)
Segment income (loss)	25.8	(14.8)	37.9	48.9
Net investment income				55.8
Net realized investment gains				74.5
Amortization of intangible assets				(2.5)
Interest expense				(19.9)
Foreign exchange gain				2.9
Income before income taxes				$159.7

Loss and loss expense ratio	63.7%	64.9%	52.7%	60.6%
Acquisition cost ratio	11.4%	17.3%	18.8%	14.5%
General and administrative expense ratio	17.2%	33.5%	9.1%	17.4%
Expense ratio	28.6%	50.8%	27.9%	31.9%
Combined ratio	92.3%	115.7%	80.6%	92.5%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Three Months Ended June 30, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$517.5	$135.0	$173.5	$826.0
Net premiums written	372.2	69.3	162.2	603.7
Net premiums earned	328.6	102.6	215.2	646.4
Net losses and loss expenses	(237.7)	(65.8)	(128.0)	(431.5)
Acquisition costs	(34.2)	(24.3)	(42.1)	(100.6)
General and administrative expenses	(58.2)	(30.7)	(19.5)	(108.4)
Underwriting (loss) income	(1.5)	(18.2)	25.6	5.9
Other insurance-related income	0.9	—	—	0.9
Other insurance-related expenses	(0.6)	(0.6)	—	(1.2)
Segment (loss) income	(1.2)	(18.8)	25.6	5.6
Net investment income				42.8
Net realized investment losses				(20.2)
Amortization of intangible assets				(2.8)
Interest expense				(14.5)
Foreign exchange loss				(1.3)
Income before income taxes				$9.6

Loss and loss expense ratio	72.4%	64.1%	59.5%	66.8%
Acquisition cost ratio	10.4%	23.7%	19.6%	15.6%
General and administrative expense ratio	17.7%	29.9%	9.1%	16.8%
Expense ratio	28.1%	53.6%	28.7%	32.4%
Combined ratio	100.5%	117.7%	88.2%	99.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2016	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$887.5	$241.0	$535.3	$1,663.8
Net premiums written	597.0	175.8	509.3	1,282.1
Net premiums earned	645.9	188.3	348.8	1,183.0
Net losses and loss expenses	(426.2)	(128.9)	(182.7)	(737.8)
Acquisition costs	(71.3)	(34.2)	(70.2)	(175.7)
General and administrative expenses	(109.0)	(60.6)	(31.5)	(201.1)
Underwriting (loss) income	39.4	(35.4)	64.4	68.4
Other insurance-related income	1.5	—	4.2	5.7
Other insurance-related expenses	(1.3)	—	(1.5)	(2.8)
Segment income	39.6	(35.4)	67.1	71.3
Net investment income				109.1
Net realized investment gains				93.4
Amortization of intangible assets				(5.0)
Interest expense				(39.8)
Foreign exchange gain				5.9
Income before income taxes				$234.9

Loss and loss expense ratio	66.0%	68.4%	52.4%	62.4%
Acquisition cost ratio	11.0%	18.1%	20.1%	14.9%
General and administrative expense ratio	16.9%	32.1%	9.0%	17.0%
Expense ratio	27.9%	50.2%	29.1%	31.9%
Combined ratio	93.9%	118.6%	81.5%	94.3%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$898.2	$195.6	$612.8	$1,706.6
Net premiums written	669.1	112.2	594.9	1,376.2
Net premiums earned	641.5	152.7	420.7	1,214.9
Net losses and loss expenses	(433.2)	(86.3)	(237.2)	(756.7)
Acquisition costs	(65.3)	(31.3)	(82.7)	(179.3)
General and administrative expenses	(117.5)	(48.7)	(39.3)	(205.5)
Underwriting income (loss)	25.5	(13.6)	61.5	73.4
Other insurance-related income	1.9	—	—	1.9
Other insurance-related expenses	(1.5)	(1.6)	—	(3.1)
Segment income (loss)	25.9	(15.2)	61.5	72.2
Net investment income				87.3
Net realized investment gains				24.8
Amortization of intangible assets				(3.4)
Interest expense				(28.8)
Foreign exchange loss				(11.2)
Income before income taxes				$140.9

Loss and loss expense ratio	67.5%	56.5%	56.4%	62.3%
Acquisition cost ratio	10.2%	20.5%	19.7%	14.8%
General and administrative expense ratio	18.3%	31.9%	9.3%	16.9%
Expense ratio	28.5%	52.4%	29.0%	31.7%
Combined ratio	96.0%	108.9%	85.4%	94.0%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$495.6	$483.1	$1,020.0	$1,019.8
Bermuda	140.9	167.9	285.0	364.5
Asia Pacific	91.4	93.2	193.6	133.3
Europe	65.1	76.3	153.7	180.2
Canada	7.3	5.5	11.5	8.8
Total gross premiums written	$800.3	$826.0	$1,663.8	$1,706.6

Europe includes gross premiums written attributable to Switzerland of $2.5 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively, and $38.1 million and $44.7 million for the six months ended June 30, 2016 and 2015, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following table shows the Company's net premiums earned by line of business for each segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North American Insurance:
Professional liability	$103.1	$94.7	$204.6	$183.5
Casualty	104.3	109.2	201.1	214.1
Programs	43.3	36.7	82.9	70.9
Property	34.6	42.5	68.3	83.9
Other specialty	28.1	17.3	53.3	32.9
Healthcare	16.2	28.2	35.7	56.2
Total	329.6	328.6	645.9	641.5

Global Markets Insurance:
Other specialty	30.2	27.2	61.0	39.9
Casualty	22.2	31.0	45.8	37.0
Professional liability	25.5	26.1	49.0	49.3
Property	16.2	18.3	32.5	26.5
Total	94.1	102.6	188.3	152.7

Reinsurance:
Property	83.4	104.8	167.8	209.1
Casualty	46.7	58.9	92.8	115.8
Specialty	49.1	51.5	88.2	95.8
Total	179.2	215.2	348.8	420.7
Total net premiums earned	$602.9	$646.4	$1,183.0	$1,214.9

12. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2016, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

13. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of June 30, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,936.3	$—	$8,936.3
Cash and cash equivalents	22.6	1.1	560.8	—	584.5
Insurance balances receivable	—	—	961.0	—	961.0
Funds held	—	—	279.1	—	279.1
Reinsurance recoverable	—	—	1,516.7	—	1,516.7
Reinsurance recoverable on paid losses	—	—	73.8	—	73.8
Net deferred acquisition costs	—	—	168.9	—	168.9
Goodwill and intangible assets	—	—	506.1	—	506.1
Balances receivable on sale of investments	—	—	114.6	—	114.6
Investments in subsidiaries	3,381.1	4,190.9	—	(7,572.0)	—
Due from subsidiaries	186.3	275.6	11.3	(473.2)	—
Other assets	1.5	0.8	724.0	—	726.3
Total assets	$3,591.5	$4,468.4	$13,852.6	$(8,045.2)	$13,867.3
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,623.2	$—	$6,623.2
Unearned premiums	—	—	1,822.1	—	1,822.1
Reinsurance balances payable	—	—	227.7	—	227.7
Balances due on purchases of investments	—	—	155.0	—	155.0
Senior notes	—	1,293.7	—	—	1,293.7
Other long-term debt	—	—	23.1	—	23.1
Due to subsidiaries	3.6	7.7	461.9	(473.2)	—
Other liabilities	3.4	21.4	113.2	—	138.0
Total liabilities	7.0	1,322.8	9,426.2	(473.2)	10,282.8
Total shareholders’ equity	3,584.5	3,145.6	4,426.4	(7,572.0)	3,584.5
Total liabilities and shareholders’ equity	$3,591.5	$4,468.4	$13,852.6	$(8,045.2)	$13,867.3

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	—	—	8,571.2	—	$8,571.2
Cash and cash equivalents	21.8	1.0	585.2	—	608.0
Insurance balances receivable	—	—	745.9	—	745.9
Funds held	—	—	640.8	—	640.8
Reinsurance recoverable	—	—	1,480.0	—	1,480.0
Reinsurance recoverable on paid losses	—	—	96.4		96.4
Net deferred acquisition costs	—	—	165.2	—	165.2
Goodwill and intangible assets	—	—	504.7	—	504.7
Balances receivable on sale of investments	—	—	36.9	—	36.9
Investments in subsidiaries	3,347.0	4,396.3	—	(7,743.3)	—
Due from subsidiaries	173.1	36.4	16.8	(226.3)	—
Other assets	1.8	0.1	660.9	—	662.8
Total assets	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	—	—	6,456.2	—	$6,456.2
Unearned premiums	—	—	1,683.3	—	1,683.3
Reinsurance balances payable	—	—	214.4	—	214.4
Balances due on purchases of investments	—	—	125.1	—	125.1
Senior notes	—	1,292.9	—	—	1,292.9
Other long-term debt	—	—	23.0	—	23.0
Due to subsidiaries	8.6	8.3	209.5	(226.4)	—
Other liabilities	2.6	22.2	159.7	—	184.5
Total liabilities	11.2	1,323.4	8,871.2	(226.4)	9,979.4
Total shareholders’ equity	3,532.5	3,110.4	4,632.8	(7,743.2)	3,532.5
Total liabilities and shareholders’ equity	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended June 30, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$602.9	$—	$602.9
Net investment income	—	—	55.8	—	55.8
Net realized investment gains (losses)	—	—	74.5	—	74.5
Other income	—	—	5.2	—	5.2
Net losses and loss expenses	—	—	(365.4)	—	(365.4)
Acquisition costs	—	—	(87.4)	—	(87.4)
General and administrative expenses	2.0	(0.1)	(106.6)	—	(104.7)
Other expense	—	—	(1.7)	—	(1.7)
Amortization of intangible assets	—	—	(2.5)	—	(2.5)
Interest expense	—	(19.4)	(0.5)	—	(19.9)
Foreign exchange gain (loss)	(0.1)	—	3.0	—	2.9
Income tax (expense) benefit	(1.0)	—	(5.3)	—	(6.3)
Equity in earnings of consolidated subsidiaries	152.5	170.6	—	(323.1)	—
NET INCOME (LOSS)	$153.4	$151.1	$172.0	$(323.1)	$153.4
Other comprehensive loss	0.1	—	0.1	(0.1)	0.1
COMPREHENSIVE INCOME (LOSS)	$153.5	$151.1	$172.1	$(323.2)	$153.5

Three Months Ended June 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$646.4	$—	$646.4
Net investment income	—	—	42.8	—	42.8
Net realized investment gains (losses)	—	—	(20.2)	—	(20.2)
Other income	—	—	0.9	—	0.9
Net losses and loss expenses	—	—	(431.5)	—	(431.5)
Acquisition costs	—	—	(100.6)	—	(100.6)
General and administrative expenses	(10.2)	(0.4)	(97.8)	—	(108.4)
Other expense	—	—	(1.2)	—	(1.2)
Amortization of intangible assets	—	—	(2.8)	—	(2.8)
Interest expense	—	(13.9)	(0.6)	—	(14.5)
Foreign exchange gain (loss)	—	—	(1.3)	—	(1.3)
Income tax (expense) benefit	0.6	—	(0.7)	—	(0.1)
Equity in earnings of consolidated subsidiaries	19.1	31.9	—	(51.0)	—
NET INCOME (LOSS)	$9.5	$17.6	$33.4	$(51.0)	$9.5
Other comprehensive loss	(3.3)	—	(3.3)	3.3	(3.3)
COMPREHENSIVE INCOME (LOSS)	$6.2	$17.6	$30.1	$(47.7)	$6.2

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,183.0	$—	$1,183.0
Net investment income	—	—	109.1	—	109.1
Net realized investment gains (losses)	—	—	93.4	—	93.4
Other income	—	—	5.7	—	5.7
Net losses and loss expenses	—	—	(737.8)	—	(737.8)
Acquisition costs	—	—	(175.7)	—	(175.7)
General and administrative expenses	2.6	0.4	(204.1)	—	(201.1)
Other expense	—	—	(2.8)	—	(2.8)
Amortization of intangible assets	—	—	(5.0)	—	(5.0)
Interest expense	—	(38.8)	(1.0)	—	(39.8)
Foreign exchange gain (loss)	(0.1)	—	6.0	—	5.9
Income tax (expense) benefit	(1.3)	—	(6.1)	—	(7.4)
Equity in earnings of consolidated subsidiaries	226.3	266.5	—	(492.8)	—
NET INCOME (LOSS)	$227.5	$228.1	$264.7	$(492.8)	$227.5
Other comprehensive loss	3.3	—	3.3	(3.3)	3.3
COMPREHENSIVE INCOME (LOSS)	$230.8	$228.1	$268.0	$(496.1)	$230.8

Six Months Ended June 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,214.9	$—	$1,214.9
Net investment income	—	—	87.3	—	87.3
Net realized investment gains (losses)	—	—	24.8	—	24.8
Other income	—	—	1.9	—	1.9
Net losses and loss expenses	—	—	(756.7)	—	(756.7)
Acquisition costs	—	—	(179.3)	—	(179.3)
General and administrative expenses	(19.6)	(0.2)	(185.7)	—	(205.5)
Other expense	—	—	(3.1)	—	(3.1)
Amortization of intangible assets	—	—	(3.4)	—	(3.4)
Interest expense	—	(27.7)	(1.1)	—	(28.8)
Foreign exchange gain (loss)	—	—	(11.2)	—	(11.2)
Income tax (expense) benefit	(0.1)	—	(7.0)	—	(7.1)
Equity in earnings of consolidated subsidiaries	153.5	175.6	—	(329.1)	—
NET INCOME (LOSS)	$133.8	$147.7	$181.4	$(329.1)	$133.8
Other comprehensive loss	(3.3)	—	(3.3)	3.3	(3.3)
COMPREHENSIVE INCOME (LOSS)	$130.5	$147.7	$178.1	$(325.8)	$130.5

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Six Months Ended June 30, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$183.4	$194.7	$552.5	$(429.1)	$501.5
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(3,257.8)	—	(3,257.8)
Purchases of other invested assets	—	—	(33.2)	—	(33.2)
Sales of trading securities	—	—	2,932.2	—	2,932.2
Sales of other invested assets	—	—	37.3	—	37.3
Net cash paid for acquisitions	—	—	(1.2)	—	(1.2)
Other	—	—	(19.5)	—	(19.5)
Net cash provided by (used in) investing activities	—	—	(342.2)	—	(342.2)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(46.2)	—	—	—	(46.2)
Intercompany dividend paid	—	(194.6)	(234.5)	429.1	—
Proceeds from the exercise of stock options	3.1	—	—	—	3.1
Share repurchases	(139.5)	—	—	—	(139.5)
Repayment of other long-term debt	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	(182.6)	(194.6)	(234.7)	429.1	(182.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.8	0.1	(24.4)	—	(23.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21.8	1.0	585.2	—	608.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22.6	$1.1	$560.8	$—	$584.5

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Six Months Ended June 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$278.8	$298.6	$471.9	$(624.1)	$425.2
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(2,854.8)	—	(2,854.8)
Purchases of other invested assets	—	—	(73.1)	—	(73.1)
Sales of trading securities	—	—	2,953.6	—	2,953.6
Sales of other invested assets	—	—	85.5	—	85.5
Net cash paid for acquisitions	—	—	(141.5)	—	(141.5)
Other	—	—	(44.1)	—	(44.1)
Net cash provided by (used in) investing activities	—	—	(74.4)	—	(74.4)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(43.2)	—	—	—	(43.2)
Intercompany dividends paid	—	(298.4)	(325.7)	624.1	—
Proceeds from the exercise of stock options	7.4	—	—	—	7.4
Proceeds from other long-term debt	—	—	3.9	—	3.9
Share repurchases	(246.4)	—	—	—	(246.4)
Net cash provided by (used in) financing activities	(282.2)	(298.4)	(321.8)	624.1	(278.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.4)	0.2	75.7	—	72.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32.6	1.7	555.0	—	589.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29.2	$1.9	$630.7	$—	$661.8

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $194.6 million and $298.4 million for the six months ended June 30, 2016 and 2015, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

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

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Labuan, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of June 30, 2016, we had approximately $13.9 billion of total assets, $3.6 billion of total shareholders’ equity and $4.9 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt. Total capital includes our $500 million senior notes that we issued in October 2015, the proceeds of which we intend to use to repay our $500 million senior notes when they mature in August 2016.

During the three months ended June 30, 2016, the property and casualty insurance and reinsurance industry continued to experience challenging market conditions due to continued heavy competition and the continuing low interest rate environment. Despite these market conditions, we selectively expanded our operations but also did not renew business or write new accounts that did not meet our underwriting standards. Our Reinsurance segment continued to experience unfavorable market conditions in terms of pricing, and terms and conditions, and either did not renew or decreased line sizes on certain treaties in response to these market conditions. As a result, our consolidated gross premiums written decreased by $25.7 million, or 3.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Overall, our combined ratio was lower by 6.7 percentage points, driven primarily by higher net favorable prior year reserve development and lower current year losses.

Our net income increased by $143.9 million to $153.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due a $39.5 million increase in underwriting income, and recording net realized gains on our investments of $74.5 million during the three months ended June 30, 2016 compared to recording net realized losses of $20.2 million during the three months ended June 30, 2015 as a result of lower interest rates during the current quarter.

Recent Developments

On June 23, 2016, a referendum was held in the United Kingdom in which it was decided that the United Kingdom would leave the European Union (“Brexit”). The uncertainty related to the impact of Brexit caused significant financial market volatility during the current period and will likely continue into the future. Brexit did not have a material impact on our financial statements for the period ended June 30, 2016. For further information see Item 1A. “Risk Factors” in this Form 10-Q.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions except share, per share and percentage data)
Gross premiums written	$800.3	$826.0	$1,663.8	$1,706.6
Net income	153.4	9.5	227.5	133.8
Operating income	82.7	25.9	141.6	117.5
Basic earnings per share:
Net income	$1.73	$0.10	$2.54	$1.42
Operating income	$0.93	$0.28	$1.58	$1.25
Diluted earnings per share:
Net income	$1.70	$0.10	$2.50	$1.40
Operating income	$0.91	$0.27	$1.56	$1.23
Weighted average common shares outstanding:
Basic	88,742,484	92,441,730	89,495,564	94,178,989
Diluted	90,040,509	93,984,226	90,830,814	95,830,455
Annualized return on average equity (ROAE), net income	17.2%	1.0%	12.8%	7.2%
Annualized ROAE, operating income	9.3%	2.8%	7.9%	6.3%
Basic book value per common share	$40.98	$39.92	$40.98	$39.92
Diluted book value per common share	$39.70	$38.75	$39.70	$38.75

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

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions, except share, per share and percentage data)
Net income	$153.4	$9.5	$227.5	$133.8
Add pre-tax effect of:
Net realized investment (gains) losses	(74.5)	20.2	(93.4)	(24.8)
Foreign exchange (gain) loss	(2.9)	1.3	(5.9)	11.2
Income tax expense (benefit)(1)	6.7	(5.1)	13.4	(2.6)
Operating income	$82.7	$25.9	$141.6	$117.5
Basic per share data:
Net income	$1.73	$0.10	$2.54	$1.42
Add pre-tax effect of:
Net realized investment (gains) losses	(0.84)	0.22	(1.04)	(0.26)
Foreign exchange (gain) loss	(0.03)	0.02	(0.07)	0.12
Income tax expense (benefit)(1)	0.07	(0.06)	0.15	(0.03)
Operating income	$0.93	$0.28	$1.58	$1.25
Diluted per share data:
Net income	$1.70	$0.10	$2.50	$1.40
Add pre-tax effect of:
Net realized investment (gains) losses	(0.83)	0.21	(1.03)	(0.26)
Foreign exchange (gain) loss	(0.03)	0.01	(0.06)	0.12
Income tax expense (benefit)(1)	0.07	(0.05)	0.15	(0.03)
Operating income	$0.91	$0.27	$1.56	$1.23
(1) Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment related.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions except percentage data)
Opening shareholders’ equity	$3,535.5	$3,829.1	$3,532.5	$3,778.3
Add: accumulated other comprehensive loss	6.2	—	9.3	—
Adjusted opening shareholders’ equity	$3,541.7	$3,829.1	$3,541.8	$3,778.3

Closing shareholders’ equity	$3,584.5	$3,624.8	$3,584.5	$3,624.8
Add: accumulated other comprehensive loss	6.0	3.3	6.0	3.3
Adjusted closing shareholders’ equity	$3,590.5	$3,628.1	$3,590.5	$3,628.1

Average shareholders’ equity	$3,566.1	$3,728.6	$3,566.2	$3,703.2

Net income available to shareholders	$153.4	$9.5	$227.5	$133.8
Annualized return on average shareholders’ equity — net income available to shareholders	17.2%	1.0%	12.8%	7.2%
Operating income available to shareholders	$82.7	$25.9	$141.6	$117.5
Annualized return on average shareholders’ equity — operating income available to shareholders	9.3%	2.8%	7.9%	6.3%

Tangible Shareholders' Equity and Diluted Book Value Per Share

We have included tangible shareholders' equity, which is total shareholders' equity excluding goodwill and intangible assets, because it represents a more liquid measure of the Company's net assets than total shareholders' equity. The Company also has included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of June 30,
	2016	2015
	($ in millions, except share and per share data)
Price per share at period end	$35.14	$43.22
Total shareholders’ equity	$3,584.5	$3,624.8
Deduct:
Goodwill	392.6	357.7
Intangible assets	113.5	136.4
Total tangible shareholders' equity	$3,078.4	$3,130.7

Basic common shares outstanding	87,463,950	90,796,360
Add:
Unvested restricted stock units	1,215,116	829,622
Performance-based equity awards	594,240	591,683
Employee share purchase plan	62,451	43,538
Dilutive stock options outstanding	1,833,830	2,096,048
Weighted average exercise price per share	$16.96	$16.66
Deduct:
Options bought back via treasury method	(885,060)	(807,727)
Common shares and common share equivalents outstanding	90,284,527	93,549,524

Basic book value per common share	$40.98	$39.92
Diluted book value per common share	$39.70	$38.75

Basic tangible book value per common share	$35.20	$34.48
Diluted tangible book value per common share	$34.10	$33.47

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses, and other income related to our non-insurance operations. Investment income is principally derived from interest and dividends earned on investments, as well as distributed and undistributed income from equity method investments, partially offset by investment management expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income. Other income includes revenue from our third-party claims administration services and other non-recurring income.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Gross premiums written	$800.3	$826.0	$1,663.8	$1,706.6
Net premiums written	$578.1	$603.7	$1,282.1	$1,376.2
Net premiums earned	$602.9	$646.4	$1,183.0	$1,214.9
Net investment income	55.8	42.8	109.1	87.3
Net realized investment gains (losses)	74.5	(20.2)	93.4	24.8
Other income	5.2	0.9	5.7	1.9
	$738.4	$669.9	$1,391.2	$1,328.9
Expenses
Net losses and loss expenses	$365.4	$431.5	$737.8	$756.7
Acquisition costs	87.4	100.6	175.7	179.3
General and administrative expenses	104.7	108.4	201.1	205.5
Other expense	1.7	1.2	2.8	3.1
Amortization of intangible assets	2.5	2.8	5.0	3.4
Interest expense	19.9	14.5	39.8	28.8
Foreign exchange (gain) loss	(2.9)	1.3	(5.9)	11.2
	$578.7	$660.3	$1,156.3	$1,188.0
Income before income taxes	159.7	9.6	234.9	140.9
Income tax expense	6.3	0.1	7.4	7.1
Net income	$153.4	$9.5	$227.5	$133.8
Ratios
Loss and loss expense ratio	60.6%	66.8%	62.4%	62.3%
Acquisition cost ratio	14.5%	15.6%	14.9%	14.8%
General and administrative expense ratio	17.4%	16.8%	17.0%	16.9%
Expense ratio	31.9%	32.4%	31.9%	31.7%
Combined ratio	92.5%	99.2%	94.3%	94.0%

Comparison of Three Months Ended June 30, 2016 and 2015

Premiums

Gross premiums written decreased by $25.7 million, or 3.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The overall decrease in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written decreased by $9.1 million, or 1.8%. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements, particularly in our casualty and property lines of business. This was partially offset by growth in our programs line of business and certain other specialty lines of business, such as environmental and construction;

•
Global Markets Insurance: Gross premiums written decreased by $9.6 million, or 7.1%. Assuming constant foreign exchange rates, gross premiums written decreased by 5.6%. The decrease was primarily due to lower gross premiums written in our specialty line of business due to the non-renewal of policies that did not meet our underwriting requirements, and lower rates on property renewals in our European operations. This was partially offset by higher gross premiums written in our Asia Pacific operations; and

•
Reinsurance: Gross premiums written decreased by $7.0 million, or 4.0%. The decrease was primarily due to net downward premium adjustments for estimated premiums in the current period. We continued to non-renew certain treaties, across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business. The non-renewal of treaties was mostly offset by new business written for each line of business.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
United States	$495.6	$483.1	$12.5	2.6%
Bermuda	140.9	167.9	(27.0)	(16.1)%
Asia Pacific	91.4	93.2	(1.8)	(1.9)%
Europe	65.1	76.3	(11.2)	(14.7)%
Canada	7.3	5.5	1.8	32.7%
	$800.3	$826.0	$(25.7)	(3.1)%

Net premiums written decreased by $25.6 million, or 4.2%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in net premiums written was primarily due to lower gross premiums written during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 27.8% of gross premiums written for the three months ended June 30, 2016 compared to 26.9% for the same period in 2015. The increase in the ceded premium percentage was primarily due to the increased cessions in our North American Insurance segment partially offset by the lower ceded premiums in our Global Markets Insurance segment and the lower cost of our current year property catastrophe reinsurance treaty. The cost of our current year property catastrophe reinsurance treaty, which was effective May 1, 2016, was lower than the prior coverage given our overall reduction in property catastrophe exposures.

Net premiums earned decreased by $43.5 million, or 6.7%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of lower premiums earned in our Reinsurance and Global Markets Insurance segments.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
North American Insurance	63.5%	62.7%	54.7%	50.8%
Global Markets Insurance	15.7%	16.3%	15.6%	15.9%
Reinsurance	20.8%	21.0%	29.7%	33.3%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $13.0 million, or 30.4%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to higher interest income from our fixed maturity investments and higher earnings from our equity method investments in the current period. The earnings from our equity method investments can fluctuate from period to period based on the performance of each equity method investment and the seasonality of their results, and as such the current period earnings may not be indicative of the performance in future periods. The annualized period book yield of the investment portfolio for the three months ended June 30, 2016 and 2015 was 2.4% and 2.0%, respectively.

As of June 30, 2016, approximately 91.0% of our fixed income investments consisted of investment grade securities. As of June 30, 2016 and December 31, 2015, the average Standard & Poor’s credit rating of our fixed income portfolio was A+.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended June 30,
	2016	2015
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$14.1	$4.9
Equity securities, trading	(5.8)	12.6
Other invested assets: hedge funds and private equity, trading	11.0	8.5
Derivatives	(7.0)	12.4
Total net realized gains on sale	12.3	38.4

Mark-to-market gains (losses):
Fixed maturity investments, trading	55.4	(52.7)
Equity securities, trading	0.9	(0.3)
Other invested assets: hedge funds and private equity, trading	(1.1)	(7.1)
Derivatives	7.0	1.5
Total mark-to-market gains (losses)	62.2	(58.6)
Net realized investment gains (losses)	$74.5	$(20.2)
The total return of our investment portfolio was 1.4% and 0.3% for the three months ended June 30, 2016 and 2015, respectively. The increase in total return was primarily due to lower interest rates and, to a lesser extent, tightening credit spreads in the current period that caused mark-to-market gains on our fixed maturity investments during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Other Income

Other income increased by $4.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in other income was due to the recoveries in our Reinsurance segment from single-trigger ILW derivatives related to catastrophe losses that occurred in the current quarter.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $66.1 million, or 15.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE(1)	Amount	% of NPE(1)
			($ in millions)
Non-catastrophe	$382.4	63.4%	$428.4	66.3%	$(46.0)	(2.9)
Property catastrophe	20.9	3.5	25.0	3.9	(4.1)	(0.4)
Current period	403.3	66.9	453.4	70.2	(50.1)	(3.3)
Prior period	(37.9)	(6.3)	(21.9)	(3.4)	(16.0)	(2.9)
Net losses and loss expenses	$365.4	60.6%	$431.5	66.8%	$(66.1)	(6.2)
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to lower non-catastrophe large property losses, which decreased the losses and loss expense ratio by 2.1 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2016, we incurred $20.9 million in property catastrophe losses, which included $10.3 million of net losses from the Fort McMurray wildfires and $10.6 million of net losses from the April hailstorm in Texas. The property catastrophe losses from the Fort McMurray wildfires were all recorded by our Reinsurance segment, and the losses from the April hailstorm in Texas were split $6.0 million in the Reinsurance segment and $4.6 million in the North American Insurance segment.

During the three months ended June 30, 2015, we incurred $25.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. Of the $25.0 million in property catastrophe losses, $21.0 million related to the Reinsurance segment and $4.0 million related to the Global Markets Insurance segment.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $37.9 million during the three months ended June 30, 2016 compared to net favorable reserve development of $21.9 million for the three months ended June 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
North American Insurance	$(21.3)	$(1.9)	$—	$3.3	$(0.5)	$4.3	$(16.1)
Global Markets Insurance	(1.3)	(1.0)	(1.2)	0.2	(0.9)	(2.0)	(6.2)
Reinsurance	0.1	(4.7)	2.1	0.1	(6.5)	(6.7)	(15.6)
	$(22.5)	$(7.6)	$0.9	$3.6	$(7.9)	$(4.4)	$(37.9)

For the three months ended June 30, 2016, we recorded net favorable prior year reserve development in each of our operating segments primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in our North American Insurance segment was due to net favorable prior year reserve development in loss years 2010 and prior in our casualty and professional liability lines of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the casualty and property lines of business across multiple loss years. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance line of business in the 2014 and 2015 loss years.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended June 30, 2015.

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

For the three months ended June 30, 2015, the net unfavorable prior year reserve development in the North American Insurance segment primarily related to the professional liability and healthcare lines of business. The net favorable prior year reserve development in our Reinsurance segment for the 2014 loss year was primarily related to our property reinsurance line of business.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change
	2016	2015
	($ in millions)
Net losses paid	$315.4	$313.8	$1.6
Net change in reported case reserves	27.2	67.6	(40.4)
Net change in IBNR	22.8	50.1	(27.3)
Net losses and loss expenses	$365.4	$431.5	$(66.1)

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2016	2015
	($ in millions)
Net reserves for losses and loss expenses, April 1	$5,063.1	$4,554.8
Acquisition of net reserve for losses and loss expenses	—	257.0
Incurred related to:
Current period non-catastrophe	382.4	428.4
Current period property catastrophe	20.9	25.0
Prior period	(37.9)	(21.9)
Total incurred	365.4	431.5
Paid related to:
Current period	34.5	28.0
Prior period	280.9	285.8
Total paid	315.4	313.8
Foreign exchange revaluation	(6.6)	1.3
Net reserve for losses and loss expenses, June 30	5,106.5	4,930.8
Losses and loss expenses recoverable	1,516.7	1,433.1
Reserve for losses and loss expenses, June 30	$6,623.2	$6,363.9

The net reserves for losses and loss expenses acquired relates to the acquisitions of the Hong Kong, Singapore and Labuan operations of RSA.

Acquisition Costs

Acquisition costs decreased by $13.2 million, or 13.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in acquisition costs was primarily due to the decrease in net premiums earned in our Global Markets Insurance and Reinsurance segments, and lower amortization of insurance-related intangible assets recorded related to the acquisitions of the RSA operations in our Global Markets Insurance segment. Acquisition costs as a percentage of net premiums earned were 14.5% for the three months ended June 30, 2016 compared to 15.6% for the same period in 2015. The lower acquisition cost ratio was primarily driven by the lower amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations partially offset by an increase in average broker commissions in our North American Insurance segment.

General and Administrative Expenses

General and administrative expenses decreased by $3.7 million, or 3.4%, for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in general and administrative expenses was primarily due to an overall reduction in employee compensation costs driven by lower stock-based compensation. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each of those awards at the share price at the end of the period. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price increased 1% for the three months ended June 30, 2016 compared to an 7% increase for the same period in 2015. Our general and administrative expense ratio was 17.4% and 16.8% for the three months ended June 30, 2016 and 2015, respectively. The increase in the general and administrative expense ratio was due to the decrease in net premiums earned outpacing the decrease in general and administrative expenses.

Other Expense

Other expense increased by $0.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in other expense was due to higher unrealized losses recorded in our Reinsurance segment related to single-trigger ILWs.

Amortization of Intangible Assets

The amortization of intangible assets decreased by $0.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in the amortization of intangible assets was due to the run-off of the intangible assets acquired.

Interest Expense

Interest expense increased by $5.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in interest expense was due to the accrued interest related to the senior notes issued in October 2015.

Foreign Exchange (Gain) Loss

We recorded a foreign exchange gain of $2.9 million for the three months ended June 30, 2016 compared to a foreign exchange loss of $1.3 million for the three months ended June 30, 2015. The change was primarily due to the strengthening of the U.S. dollar.

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

Income tax expense for the three months ended June 30, 2016 increased by $6.2 million compared to the three months ended June 30, 2015. The increase in income tax expense was primarily due to higher taxable income in our U.S. operations mostly driven by investment gains for the quarter.

Comparison of Six Months Ended June 30, 2016 and 2015

Premiums

Gross premiums written decreased by $42.8 million, or 2.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The overall decrease in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written decreased by $10.7 million, or 1.2%. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements, particularly in our casualty and property lines of business. This was partially offset by growth in our programs line of business and certain other specialty lines of business, such as environmental and construction;

•
Global Markets Insurance: Gross premiums written increased by $45.4 million, or 23.2%. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA that were included in our results for the full six months of the current year, whereas the results from those operations were included starting only in April during the six months ended June 30, 2015; and

•
Reinsurance: Gross premiums written decreased by $77.5 million, or 12.6%. The decrease was primarily due to non-renewal of certain treaties, across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business, and to a lesser extent, net downward premium adjustments for estimated premiums in the current period. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our consolidated gross premiums written by underwriter location for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
United States	$1,020.0	$1,019.7	$0.3	0.0%
Bermuda	285.0	364.5	(79.5)	(21.8)%
Asia Pacific	193.6	133.3	60.3	45.2%
Europe	153.7	180.2	(26.5)	(14.7)%
Canada	11.5	8.8	2.7	30.7%
	$1,663.8	$1,706.6	$(42.8)	(2.5)%

Net premiums written decreased by $94.1 million, or 6.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in net premiums written was due to both lower gross premiums written and higher ceded premiums written during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We ceded 22.9% of gross premiums written for the six months ended June 30, 2016 compared to 19.4% for the same period in 2015. The increase in ceded premiums written was due to higher ceded premiums in our North American Insurance and Reinsurance segments.

Net premiums earned decreased by $31.8 million, or 2.6%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of lower premiums earned in our Reinsurance segment partially offset by higher premiums earned in our Global Markets Insurance segments.

The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North American Insurance	53.3%	52.6%	54.6%	52.8%
Global Markets Insurance	14.5%	11.5%	15.9%	12.6%
Reinsurance	32.2%	35.9%	29.5%	34.6%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $21.8 million, or 25.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to higher interest income in the current period from our fixed maturity investments and higher returns from our equity method investments. The annualized period book yield of the investment portfolio was 2.3% and 2.0% for the six months ended June 30, 2016 and 2015, respectively.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Six Months Ended June 30,
	2016	2015
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$16.8	$10.3
Equity securities, trading	0.5	27.2
Other invested assets: hedge funds and private equity, trading	14.1	20.8
Derivatives	(27.3)	2.2
Total net realized gains on sale	4.1	60.5

Mark-to-market gains (losses):
Fixed maturity investments, trading	117.7	(27.2)
Equity securities, trading	(14.2)	5.1
Other invested assets: hedge funds and private equity, trading	(18.7)	(13.7)
Derivatives	4.4	0.1
Total mark-to-market gains (losses)	89.3	(35.7)
Net realized investment gains	$93.4	$24.8

The total return of our investment portfolio was 2.2% and 1.3% for the six months ended June 30, 2016 and 2015, respectively. The increase in total return was primarily due to lower interest rates and tightening credit spreads that caused mark-to-market gains on our fixed maturity investments during the six months ended June 30, 2016 compared to higher interest rates and widening credit spreads which caused mark-to-market losses during the six months ended June 30, 2015.

Other Income

Other income increased by $3.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2016. The increase in other income was due to the recoveries from single-trigger ILW derivatives related to catastrophe losses that occurred in the current period in our Reinsurance segment.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $18.9 million, or 2.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE(1)	Amount	% of NPE(1)
			($ in millions)
Non-catastrophe	$780.2	66.0%	$817.2	67.2%	$(37.0)	(1.2)
Property catastrophe	20.9	1.8	25.0	2.1	(4.1)	(0.3)
Current period	801.1	67.8	842.2	69.3	(41.1)	(1.5)
Prior period	(63.3)	(5.4)	(85.5)	(7.0)	22.2	1.6
Net losses and loss expenses	$737.8	62.4%	$756.7	62.3%	$(18.9)	0.1
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to lower non-catastrophe property losses in our North American Insurance and Reinsurance segments partially offset by higher incurred losses from our Global Markets Insurance segment.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2016, we incurred $20.9 million in property catastrophe losses, which included $10.3 million of net losses from the Fort McMurray wildfires and $10.6 million of net losses from the April hailstorm in Texas. The property catastrophe losses from the Fort McMurray wildfires were all recorded by our Reinsurance segment, and the losses from the April hailstorm in Texas were split $6.0 million in the Reinsurance segment and $4.6 million in the North American Insurance segment.

During the six months ended June 30, 2015, we incurred $25.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia. Of the $25.0 million in property catastrophe losses, $21.0 million related to the Reinsurance segment and $4.0 million related to the Global Markets Insurance segment.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $63.3 million during the six months ended June 30, 2016 compared to net favorable reserve development of $85.5 million during the six months ended June 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	Six Months Ended June 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
North American Insurance	$(43.5)	$(2.5)	$13.0	$9.9	$2.3	$4.6	$(16.2)
Global Markets Insurance	(9.2)	1.1	(1.2)	1.4	(1.9)	(0.5)	(10.3)
Reinsurance	(9.0)	(1.7)	8.4	3.5	(6.6)	(31.4)	(36.8)
	$(61.7)	$(3.1)	$20.2	$14.8	$(6.2)	$(27.3)	$(63.3)

For the six months ended June 30, 2016, we recorded net favorable prior year reserve development in each of our operating segments, primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the other specialty and property lines of business, partially offset by unfavorable reserve development in the professional liability line of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance and specialty reinsurance lines of business, partially offset by net unfavorable prior year reserve development in our casualty reinsurance line of business.

The following table shows the net favorable reserve development by loss year for each of our segments for the six months ended June 30, 2015.

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

For the six months ended June 30, 2015, we recorded net favorable prior year reserve development for each of our operating segments. The net unfavorable prior year reserve development in the North American Insurance segment for the 2012 through 2014 loss years was related to our healthcare and general casualty lines of business. In the healthcare line of business, we had adverse development on several claims above our previous expectations, and in our general casualty line of business we had a higher than expected frequency of loss. The net favorable prior year reserve development in our Reinsurance segment for the 2014 loss year was primarily due to benign property loss activity and therefore reported losses were less than our expectations.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Six Months Ended June 30,		Dollar
	2016	2015	Change
	($ in millions)
Net losses paid	$604.6	$613.5	$(8.9)
Net change in reported case reserves	42.1	(1.1)	43.2
Net change in IBNR	91.1	144.3	(53.2)
Net losses and loss expenses	$737.8	$756.7	$(18.9)

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2016	2015
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,976.2	$4,540.9
Acquisition of net reserve for losses and loss expenses	—	257.0
Incurred related to:
Current period non-catastrophe	780.2	817.2
Current period property catastrophe	20.9	25.0
Prior period	(63.3)	(85.5)
Total incurred	737.8	756.7
Paid related to:
Current period	41.2	34.6
Prior period	563.4	578.9
Total paid	604.6	613.5
Foreign exchange revaluation	(2.9)	(10.3)
Net reserve for losses and loss expenses, June 30	5,106.5	4,930.8
Losses and loss expenses recoverable	1,516.7	1,433.1
Reserve for losses and loss expenses, June 30	$6,623.2	$6,363.9

Acquisition Costs

Acquisition costs decreased by $3.6 million, or 2.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in acquisition costs was primarily due to lower acquisition costs in our Reinsurance segment partially offset by higher acquisition costs in our North American Insurance and Global Markets Insurance segments. Acquisition costs as a percentage of net premiums earned were 14.9% for the six months ended June 30, 2016 compared to 14.8% for the same period in 2015.

General and Administrative Expenses

General and administrative expenses decreased by $4.4 million, or 2.1%, for the six months ended June 30, 2016 compared to the same period in 2015. Our general and administrative expense ratio was 17.0% and 16.9% for the six months ended June

30, 2016 and 2015, respectively. The decrease in general and administrative expenses was primarily due to lower salary-related costs driven primarily from lower stock-based compensation as a result of the change in our share price. Our share price decreased 6% for the six months ended June 30, 2016 compared to a 14% increase for the same period in 2015.

Other Expense

Other expense decreased by $0.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in other expense was due to not incurring any transaction costs related to the acquisitions of the Hong Kong and Singapore branches of RSA in the current period that we incurred in the prior period.

Amortization of Intangible Assets

The amortization of intangible assets increased by $1.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in the amortization of intangible assets was due to the intangible assets acquired during 2015 related to the RSA and LAU acquisitions.

Interest Expense

Interest expense increased by $11.0 million, or 38.2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in interest expense was due to the accrued interest related to the senior notes issued in October 2015.

Foreign Exchange (Gain) Loss

We recorded a foreign exchange gain of $5.9 million for the six months ended June 30, 2016 compared to a loss of $11.2 million for the six months ended June 30, 2015. The change was primarily due to a loss recorded in the prior period related to the close out of the foreign currency forward contract we entered into to economically hedge a portion of our foreign currency exposure related to the consideration paid for the Hong Kong and Singapore operations of RSA and the strengthening of the U.S. dollar relative to other major currencies during the current period.

Income Tax Expense

Income tax expense for the six months ended June 30, 2016 increased by $0.3 million compared to the six months ended June 30, 2015. The increase in income tax expense was relatively flat as the taxable income in our U.S. operations remained relatively flat in the current period compared to the prior period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Gross premiums written	$508.4	$517.5	$887.5	$898.2
Net premiums written	330.8	372.2	597.0	669.1
Net premiums earned	329.6	328.6	645.9	641.5
Expenses
Net losses and loss expenses	$209.9	$237.7	$426.2	$433.2
Acquisition costs	37.4	34.2	71.3	65.3
General and administrative expenses	56.8	58.2	109.0	117.5
Underwriting income (loss)	$25.5	$(1.5)	$39.4	$25.5
Other insurance-related income	0.9	0.9	1.5	1.9
Other insurance-related expense	(0.6)	(0.6)	(1.3)	(1.5)
Segment income (loss)	$25.8	$(1.2)	$39.6	$25.9
Ratios
Loss and loss expense ratio	63.7%	72.4%	66.0%	67.5%
Acquisition cost ratio	11.4%	10.4%	11.0%	10.2%
General and administrative expense ratio	17.2%	17.7%	16.9%	18.3%
Expense ratio	28.6%	28.1%	27.9%	28.5%
Combined ratio	92.3%	100.5%	93.9%	96.0%

Comparison of Three Months Ended June 30, 2016 and 2015

Premiums. Gross premiums written decreased by $9.1 million, or 1.8%, for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements, particularly in our casualty and property lines of business. This was partially offset by growth in our programs line of business and certain other specialty lines of business, such as environmental and construction.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance segment.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
U.S.	$398.6	$391.8	$6.8	1.7%
Bermuda	102.5	120.2	(17.7)	(14.7)%
Canada	7.3	5.5	1.8	32.7%
	$508.4	$517.5	$(9.1)	(1.8)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Casualty	$167.2	$181.6	$(14.4)	(7.9)%
Professional liability	118.5	120.6	(2.1)	(1.7)%
Property	87.7	104.8	(17.1)	(16.3)%
Other specialty(1)	53.0	37.1	15.9	42.9%
Programs	48.2	40.1	8.1	20.2%
Healthcare(2)	33.7	33.3	0.4	1.2%
	$508.4	$517.5	$(9.1)	(1.8)%
________________________
(1) Includes our environmental, primary construction, surety, trade credit, product recall and accounts receivable insurance lines of business.
(2) Includes our medical malpractice line of business. The healthcare management liability line of business previously included in the healthcare line of business is included in the professional liability line of business, as we reorganized the management responsibility for this line of business. The comparative period was updated to reflect the current presentation.

Net premiums written decreased by $41.4 million, or 11.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily due to lower gross premiums written and higher ceded premiums. We ceded 34.9% of gross premiums written for the three months ended June 30, 2016 compared to 28.1% for the three months ended June 30, 2015. The increase in ceded premiums written was primarily due to increased cessions for our professional liability, healthcare, casualty and property lines of business. For our professional liability and healthcare lines of business, we changed the structure of the reinsurance treaty that renewed this quarter from an excess-of-loss treaty to a quota share treaty, and as such we have increased ceded premiums and ceding commission income compared to the prior period.

Net premiums earned increased by $1.0 million, or 0.3%, for the three months ended June 30, 2016 compared to the same period in 2015.

Net losses and loss expenses. Net losses and loss expenses decreased by $27.8 million, or 11.7%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$221.4	67.2%	$227.0	69.1%	$(5.6)	(1.9) pts.
Property catastrophe	4.6	1.4	—	—	4.6	1.4
Current period	226.0	68.6	227.0	69.1	(1.0)	(0.5)
Prior period	(16.1)	(4.9)	10.7	3.3	(26.8)	(8.2)
Net losses and loss expenses	$209.9	63.7%	$237.7	72.4%	$(27.8)	(8.7) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to lower non-catastrophe property losses in the current period compared to the same period last year. The lower non-catastrophe property losses decreased the losses and loss expense ratio by 2.7 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2016, we incurred $4.6 million in property catastrophe losses from the April hailstorm in Texas. For the three months ended June 30, 2015, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $16.1 million during the three months ended June 30, 2016 compared to net unfavorable reserve development of $10.7 million for the three months ended June 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(13.5)	$(2.3)	$2.1	$1.6	$4.5	$0.4	$(7.2)
Professional liability	(7.5)	(0.9)	(3.0)	2.4	(0.1)	0.1	(9.0)
Property	(0.4)	0.1	(0.1)	(0.3)	(3.3)	4.0	—
Programs	0.1	1.2	1.0	(0.4)	(1.9)	1.0	1.0
Healthcare	—	—	—	—	—	—	—
Other specialty	—	—	—	—	0.3	(1.2)	(0.9)
	$(21.3)	$(1.9)	$—	$3.3	$(0.5)	$4.3	$(16.1)

For the three months ended June 30, 2016, the net favorable prior year reserve development for the North American Insurance segment was primarily in the casualty and professional liability lines of business. The net favorable prior year reserve development for the casualty line of business for loss year 2010 and prior was primarily related to favorable case reserve and IBNR development. The net favorable prior year reserve development in the professional liability line of business for loss years 2010 and prior was due to lower than expected claims development.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(3.2)	$(2.7)	$(2.2)	$4.0	$4.8	$—	$0.7
Professional liability	22.7	(7.9)	(6.8)	—	0.3	5.5	13.8
Property	(0.8)	—	(0.7)	(0.7)	(0.1)	(2.0)	(4.3)
Programs	(0.7)	(1.4)	(1.9)	(2.5)	0.7	(0.1)	(5.9)
Healthcare	(3.5)	1.8	2.4	2.1	3.1	—	5.9
Other specialty	—	—	—	—	—	0.5	0.5
	$14.5	$(10.2)	$(9.2)	$2.9	$8.8	$3.9	$10.7

For the three months ended June 30, 2015, the net unfavorable prior year reserve development for the general casualty line of business for the 2012 and 2013 loss years was primarily due to higher than expected frequency of loss. The net unfavorable prior year reserve development for the healthcare line of business for the 2010 through 2013 loss years was primarily due to adverse development on several claims above our previous expectations. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on large claims in the current period.

Acquisition costs. Acquisition costs increased by $3.2 million, or 9.4%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The acquisition cost ratio was 11.4% for three months ended June 30, 2016 and 10.4% for the three months ended June 30, 2015. The increase was primarily due to an increase in average broker commissions during the current period compared to the prior period.

General and administrative expenses. General and administrative expenses decreased by $1.4 million, or 2.4%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily due to lower employee-related compensation expense, driven primarily by lower stock-based compensation. The general and administrative expense ratio decreased to 17.2% for the three months ended June 30, 2016 from 17.7% for the same period in 2015.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services operation. The net margin from this operation was the same for the three months ended June 30, 2016 and 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

Premiums. Gross premiums written decreased by $10.7 million, or 1.2%, for the six months ended June 30, 2016 compared to the same period in 2015. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements, particularly in our casualty and property lines of business. This was partially offset by growth in our programs line of business and certain other specialty lines of business, such as environmental and construction.

The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
U.S.	$710.0	$692.2	$17.8	2.6%
Bermuda	166.1	197.2	(31.1)	(15.8)%
Canada	11.5	8.8	2.7	30.7%
	$887.6	$898.2	$(10.6)	(1.2)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Casualty	$272.0	$305.0	$(33.0)	(10.8)%
Professional liability	215.0	216.8	(1.8)	(0.8)%
Property	145.9	166.3	(20.4)	(12.3)%
Programs	100.2	80.6	19.6	24.3%
Other specialty	88.2	61.5	26.7	43.4%
Healthcare	66.3	68.0	(1.7)	(2.5)%
	$887.6	$898.2	$(10.6)	(1.2)%

Net premiums written decreased by $72.1 million, or 10.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in net premiums written was due to lower gross premiums written and higher premiums ceded. We ceded 32.7% of gross premiums written for the six months ended June 30, 2016 compared to 25.5% during the same period in 2015. The increase was primarily due to increased cessions for our professional liability, healthcare, casualty and property lines of business. Also contributing to the higher percentage of ceded premiums was an increase in the minimum ceded premium accrual in the current period compared to a reduction of the accrual in the prior period.

Net premiums earned increased by $4.4 million, or 0.7%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was due to higher net premiums written in 2015 that continued to earn into the current period.

Net losses and loss expenses. Net losses and loss expenses decreased by $7.0 million, or 1.6%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$437.8	67.9%	$447.7	69.9%	$(9.9)	(2.0) pts.
Property catastrophe	4.6	0.7	—	—	4.6	0.7
Current period	442.4	68.6	447.7	69.9	(5.3)	(1.3)
Prior period	(16.2)	(2.6)	(14.5)	(2.4)	(1.7)	(0.2)
Net losses and loss expenses	$426.2	66.0%	$433.2	67.5%	$(7.0)	(1.5) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to lower non-catastrophe property losses in the current period compared to the same period last year, partially offset by higher loss ratio assumptions. The lower non-catastrophe property losses decreased the losses and loss expense ratio by 3.2 percentage points.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2016, we incurred $4.6 million in property catastrophe losses from the April hailstorm in Texas. For the six months ended June 30, 2015, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $16.2 million during the six months ended June 30, 2016 compared to net favorable reserve development of $14.5 million for the six months ended June 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(27.3)	$(0.1)	$13.2	$6.3	$6.4	$0.4	$(1.1)
Professional liability	(16.8)	(3.3)	(4.8)	7.0	3.7	0.1	(14.1)
Property	(0.7)	(0.1)	0.1	0.1	(4.9)	5.8	0.3
Programs	1.1	1.2	4.5	(3.5)	(3.3)	(0.5)	(0.5)
Healthcare	0.2	(0.2)	—	—	—	—	—
Other specialty	—	—	—	—	0.4	(1.2)	(0.8)
	$(43.5)	$(2.5)	$13.0	$9.9	$2.3	$4.6	$(16.2)

For the six months ended June 30, 2016, the net unfavorable prior year reserve development in the casualty line of business for the 2012 loss year was primarily due to adverse case reserve development and higher than expected reported claims, partially offset by lower than expected development of reported claims for loss years 2010 and prior. The net favorable prior year reserve development in the professional liability line of business for loss years 2010 and prior was due to lower than expected claims development.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(11.7)	$(2.3)	$(7.1)	$6.2	$7.0	$0.3	$(7.6)
Professional liability	15.0	(16.2)	(10.4)	2.3	0.3	5.5	(3.5)
Property	(0.7)	—	(0.5)	(2.4)	(2.5)	0.1	(6.0)
Programs	(2.9)	(3.2)	(2.2)	(2.5)	0.7	(0.4)	(10.5)
Healthcare	(4.9)	(0.3)	5.5	7.4	3.1	—	10.8
Other specialty	—	(0.1)	—	0.5	—	1.9	2.3
	$(5.2)	$(22.1)	$(14.7)	$11.5	$8.6	$7.4	$(14.5)

For the six months ended June 30, 2015, the net unfavorable prior year reserve development for the casualty line of business for the 2012 and 2013 loss years was primarily due to higher than expected frequency of loss. The net unfavorable prior year reserve development for the healthcare line of business for the 2011 through 2013 loss years was primarily due to adverse development on several claims above our previous expectations. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on large claims during the period.

Acquisition costs. Acquisition costs increased by $6.0 million, or 9.2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The acquisition cost ratio was 11.0% and 10.2% for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to an increase in average broker commissions during the current period compared to the prior period.

General and administrative expenses. General and administrative expenses decreased by $8.5 million, or 7.2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily due to lower employee-related compensation expense, driven primarily by lower stock-based compensation. The general and administrative expense ratio decreased to 16.9% for the six months ended June 30, 2016 from 18.3% for the same period in 2015.

Other insurance-related income and expense. The net margin from our third-party claims administration services operation was slightly lower for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Gross premiums written	$125.4	$135.0	$241.0	$195.6
Net premiums written	88.2	69.3	175.8	112.2
Net premiums earned	94.1	102.6	188.3	152.7
Expenses
Net losses and loss expenses	$61.1	$65.8	$128.9	$86.3
Acquisition costs	16.3	24.3	34.2	31.3
General and administrative expenses	31.5	30.7	60.6	48.7
Underwriting loss	$(14.8)	$(18.2)	$(35.4)	$(13.6)
Other insurance-related income	—	—	—	—
Other insurance-related expense	—	(0.6)	—	(1.6)
Segment loss	$(14.8)	$(18.8)	$(35.4)	$(15.2)
Ratios
Loss and loss expense ratio	64.9%	64.1%	68.4%	56.5%
Acquisition cost ratio	17.3%	23.7%	18.1%	20.5%
General and administrative expense ratio	33.5%	29.9%	32.1%	31.9%
Expense ratio	50.8%	53.6%	50.2%	52.4%
Combined ratio	115.7%	117.7%	118.6%	108.9%

Comparison of Three Months Ended June 30, 2016 and 2015

Premiums. Gross premiums written decreased by $9.6 million, or 7.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Assuming constant foreign exchange rates, gross premiums written decreased by 5.6%. The decrease was primarily due to lower gross premiums written in our specialty line of business due to the non-renewal of policies that did not meet our underwriting requirements, and lower rates on property renewals in our European operations. This was partially offset by higher gross premiums written in our Asia Pacific operations.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Asia Pacific	$67.8	$65.9	$1.9	2.9%
Europe	57.6	69.1	(11.5)	(16.6)%
	$125.4	$135.0	$(9.6)	(7.1)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Professional liability	$41.0	$36.6	$4.4	12.0%
Other specialty(1)	37.2	43.2	(6.0)	(13.9)%
Casualty	26.5	30.5	(4.0)	(13.1)%
Property	20.8	24.7	(3.9)	(15.8)%
	$125.4	$135.0	$(9.6)	(7.1)%
________________________
(1) Includes our accident and health, trade credit, aviation, marine and onshore construction lines of business.

Net premiums written increased by $18.9 million, or 27.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in net premiums written was primarily due to lower ceded premiums partially offset by lower gross premiums written. The decrease in ceded premiums written was primarily due to lower ceded premiums related to a reinsurance treaty entered into during the three months ended June 30, 2015 for the construction line of business brought over from the acquired Asian operations as the previous treaty was canceled. We ceded 29.7% of gross premiums written for the three months ended June 30, 2016 compared to 48.7% for the three months ended June 30, 2015. The decrease in the ceded premium percentage was due to the lower premiums for the construction reinsurance treaty.

Net premiums earned decreased by $8.5 million, or 8.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to lower net premiums written over the past several quarters.

Net losses and loss expenses. Net losses and loss expenses decreased by $4.7 million, or 7.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$67.3	71.4%	$64.0	62.4%	$3.3	9.0 pts.
Property catastrophe	—	—	4.0	3.9	(4.0)	(3.9)
Current period	67.3	71.4	68.0	66.3	(0.7)	5.1
Prior period	(6.2)	(6.5)	(2.2)	(2.2)	(4.0)	(4.3)
Net losses and loss expenses	$61.1	64.9%	$65.8	64.1%	$(4.7)	0.8 pts.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to higher incurred losses related to the construction workers compensation line of business in our Asia Pacific operations.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2016, we did not have any net losses incurred that we classified as property catastrophe losses. During the three months ended June 30, 2015, we incurred $4.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $6.2 million during the three months ended June 30, 2016 compared to net favorable reserve development of $2.2 million for the three months ended June 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(1.2)	$—	$(0.2)	$(1.5)	$0.4	$—	$(2.5)
Professional liability	1.9	(0.7)	(0.9)	0.6	(0.5)	—	0.4
Property	(1.9)	(0.6)	(0.1)	0.3	(0.9)	(0.1)	(3.3)
Other specialty	(0.1)	0.3	—	0.8	0.1	(1.9)	(0.8)
	$(1.3)	$(1.0)	$(1.2)	$0.2	$(0.9)	$(2.0)	$(6.2)

For the three months ended June 30, 2016, the net favorable prior year reserve development for the casualty and other specialty lines of business was due to better than expected loss development.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(4.1)	$(2.4)	$0.4	$2.0	$—	$(1.2)	$(5.3)
Professional liability	4.4	(1.3)	(0.7)	(0.9)	(0.5)	0.4	1.4
Property	(1.8)	0.4	(0.4)	—	(0.6)	(0.5)	(2.9)
Other specialty	(0.1)	(0.2)	(0.2)	(0.4)	2.2	3.3	4.6
	$(1.6)	$(3.5)	$(0.9)	$0.7	$1.1	$2.0	$(2.2)

For the three months ended June 30, 2015, the unfavorable prior year reserve development in the other specialty line of business for the 2013 and 2014 loss years related to our trade credit line of business and was due to higher frequency of reported claims above our expectations for insured exposures in Latin America.

Acquisition costs. Acquisition costs decreased by $8.0 million, or 32.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in acquisition costs was due to lower net premiums earned and lower amortization of insurance-related intangible assets recorded related to the acquisitions of the RSA operations. The acquisition cost ratio was 17.3% for the three months ended June 30, 2016 and 23.7% for the three months ended June 30, 2015. The decrease in the acquisition cost ratio was primarily due to the reduction in amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations.

General and administrative expenses. General and administrative expenses increased by $0.8 million, or 2.6%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The general and administrative expense ratio was 33.5% and 29.9% for the three months ended June 30, 2016 and 2015, respectively.

Other insurance-related income and expense. We did not record other insurance-related income or expense during the three months ended June 30, 2016. The other insurance-related expenses incurred during the three months ended June 30, 2015 represented the transaction-related costs for our acquisitions of the Hong Kong and Singapore operations of RSA.

Comparison of Six Months Ended June 30, 2016 and 2015

Premiums. Gross premiums written increased by $45.4 million, or 23.2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA that were included in our results for the full six months of the current year, whereas the results from those operations were included starting only in April during the six months ended June 30, 2015.

The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Asia Pacific	$137.9	$73.0	$64.9	88.9%
Europe	103.1	122.5	(19.4)	(15.8)%
	$241.0	$195.6	$45.4	23.2%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Other specialty	$73.9	$59.0	$14.9	25.3%
Professional liability	68.0	63.1	4.9	7.8%
Casualty	56.2	39.3	16.9	43.0%
Property	42.8	34.3	8.5	24.8%
	$241.0	$195.6	$45.4	23.2%

Net premiums written increased by $63.6 million, or 56.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in net premiums written was primarily due to higher gross premiums written and lower ceded premiums written related to a reinsurance treaty entered into during the six months ended June 30, 2015 for the construction line of business brought over from the acquired Asian operations as the previous treaty was canceled. We ceded 27.1% of gross premiums written for the six months ended June 30, 2016 compared to 42.6% for the six months ended June 30, 2015.

Net premiums earned increased by $35.6 million, or 23.3%, primarily due to net premiums earned from the operations acquired from RSA being included in our results for the full six months of the current year, whereas the results for the Asian operations acquired from RSA were included starting only in April of the previous year.

Net losses and loss expenses. Net losses and loss expenses increased by $42.6 million, or 49.4%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$139.2	73.9%	$99.7	65.3%	$39.5	8.6 pts.
Property catastrophe	—	—	4.0	2.6	(4.0)	(2.6)
Current period	139.2	73.9	103.7	67.9	35.5	6.0
Prior period	(10.3)	(5.5)	(17.4)	(11.4)	7.1	5.9
Net losses and loss expenses	$128.9	68.4%	$86.3	56.5%	$42.6	11.9 pts.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to higher incurred losses from the operations acquired from RSA being included in our results for the full six months of the current year, whereas the results for the Asian operations acquired from RSA were included starting only in April of the previous year.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2016, we did not have any net losses incurred that we classified as property catastrophe losses. During the six months ended June 30, 2015, we incurred $4.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $10.3 million during the six months ended June 30, 2016 compared to net favorable reserve development of $17.4 million for the six months ended June 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(3.3)	$(0.3)	$(0.8)	$(0.2)	$0.5	$2.7	$(1.4)
Professional liability	1.3	0.5	(1.1)	0.7	0.8	0.4	2.6
Property	(7.0)	0.5	0.7	0.1	(3.2)	4.8	(4.1)
Other specialty	(0.2)	0.4	—	0.8	—	(8.4)	(7.4)
	$(9.2)	$1.1	$(1.2)	$1.4	$(1.9)	$(0.5)	$(10.3)

For the six months ended June 30, 2016, the favorable reserve development for the 2015 loss year in the other specialty line of business was primarily related to a recovery on a single claim in the trade credit line of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(6.5)	$(2.6)	$0.1	$2.1	$(0.5)	$(1.2)	$(8.6)
Professional liability	0.3	(4.7)	(0.9)	4.3	(0.5)	0.4	(1.1)
Property	(1.7)	0.2	(0.4)	(0.2)	(4.3)	(3.8)	(10.2)
Other specialty	(0.1)	(0.2)	(0.2)	(0.4)	1.0	2.4	2.5
	$(8.0)	$(7.3)	$(1.4)	$5.8	$(4.3)	$(2.2)	$(17.4)

For the the six months ended June 30, 2015, the unfavorable prior year reserve development in the other specialty line of business for the 2014 loss year related to our trade credit line of business and was due to higher frequency of reported claims above our expectations for insured exposures in Latin America.

Acquisition costs. Acquisition costs increased by $2.9 million, or 9.3%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in acquisition costs was due to higher acquisition costs from the acquired Asian operations. The acquisition cost ratio was 18.1% for the six months ended June 30, 2016 and 20.5% for the six months ended June 30, 2015. The decrease in the acquisition cost ratio was primarily due to lower amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations.
General and administrative expenses. General and administrative expenses increased by $11.9 million, or 24.4%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in general and administrative expenses was primarily due to the inclusion of the acquired Asian operations results for six months in the current period compared to only being included from April during the six months ended June 30, 2015. The general and administrative expense ratio was 32.1% and 31.9% for the six months ended June 30, 2016 and 2015, respectively.

Other insurance-related income and expense. We recorded no other insurance-related income or expense during the six months ended June 30, 2016. The other insurance-related expenses incurred during the six months ended June 30, 2015 represented the transaction-related costs for our acquisitions of the Hong Kong and Singapore operations of RSA.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Gross premiums written	$166.5	$173.5	$535.3	$612.8
Net premiums written	159.1	162.2	509.3	594.9
Net premiums earned	179.2	215.2	348.8	420.7
Expenses
Net losses and loss expenses	$94.4	$128.0	$182.7	$237.2
Acquisition costs	33.7	42.1	70.2	82.7
General and administrative expenses	16.4	19.5	31.5	39.3
Underwriting income	$34.7	$25.6	$64.4	$61.5
Other insurance-related income	4.3	—	4.2	—
Other insurance-related expense	(1.1)	—	(1.5)	—
Segment income	$37.9	$25.6	$67.1	$61.5
Ratios
Loss and loss expense ratio	52.7%	59.5%	52.4%	56.4%
Acquisition cost ratio	18.8%	19.6%	20.1%	19.7%
General and administrative expense ratio	9.1%	9.1%	9.0%	9.3%
Expense ratio	27.9%	28.7%	29.1%	29.0%
Combined ratio	80.6%	88.2%	81.5%	85.4%

Comparison of Three Months Ended June 30, 2016 and 2015

Premiums. Gross premiums written decreased by $7.0 million, or 4.0%, for the three months ended June 30, 2016 compared to the same period in 2015. The decrease was primarily due to net downward premium adjustments for estimated premiums in the current period. We continued to non-renew certain treaties, across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business. The non-renewal of treaties was mostly offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
United States	$97.0	$89.2	$7.8	8.7%
Bermuda	38.9	47.5	(8.6)	(18.1)%
Asia	23.6	27.3	(3.7)	(13.6)%
Europe	7.0	9.5	(2.5)	(26.3)%
	$166.5	$173.5	$(7.0)	(4.0)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Property	$96.3	$112.8	$(16.5)	(14.6)%
Specialty	37.1	28.5	8.6	30.2%
Casualty	33.1	32.2	0.9	2.8%
	$166.5	$173.5	$(7.0)	(4.0)%

Net premiums written decreased by $3.1 million, or 1.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was due to the decrease in gross premiums written partially offset by lower ceded premiums related to the outward property catastrophe reinsurance coverage that we placed in the current quarter.

Net premiums earned decreased by $36.0 million, or 16.7%, as a result of the decrease in net premiums written during the previous quarters.

Net losses and loss expenses. Net losses and loss expenses decreased by $33.6 million, or 26.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$93.7	52.3%	$137.4	63.8%	$(43.7)	(11.5) pts.
Property catastrophe	16.3	9.1	21.0	9.8	(4.7)	(0.7)
Current period	110.0	61.4	158.4	73.6	(48.4)	(12.2)
Prior period	(15.6)	(8.7)	(30.4)	(14.1)	14.8	5.4
Net losses and loss expenses	$94.4	52.7%	$128.0	59.5%	$(33.6)	(6.8) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to the decrease in net premiums earned and a higher reduction in IBNR loss reserves for current year property losses than in the prior period.

Current year property catastrophe losses and loss expenses

During the three months ended June 30, 2016, we incurred $16.3 million in property catastrophe losses, which included $10.3 million of net losses from the Fort McMurray wildfires and $6.0 million of net losses from the April hailstorm in Texas. During the three months ended June 30, 2015, we incurred $21.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $15.6 million during the three months ended June 30, 2016 compared to net favorable reserve development of $30.4 million for the three months ended June 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Property	$(0.7)	$(0.1)	$—	$(1.1)	$(6.7)	$(4.7)	$(13.3)
Casualty	1.3	(4.0)	1.3	1.5	(0.3)	(0.1)	(0.3)
Specialty	(0.5)	(0.6)	0.8	(0.3)	0.5	(1.9)	(2.0)
	$0.1	$(4.7)	$2.1	$0.1	$(6.5)	$(6.7)	$(15.6)

For the three months ended June 30, 2016, the net favorable reserve development in the 2015 and 2014 loss years in the property reinsurance line of business was due to benign reported loss activity.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(0.2)	$1.7	$3.8	$(7.0)	$9.6	$(33.2)	$(25.3)
Casualty	(2.1)	(5.3)	1.2	3.1	1.4	0.9	(0.8)
Specialty	(0.2)	—	(0.3)	0.4	(1.5)	(2.7)	(4.3)
	$(2.5)	$(3.6)	$4.7	$(3.5)	$9.5	$(35.0)	$(30.4)

For the three months ended June 30, 2015, the net favorable reserve development in the property line of business for the 2014 loss year is due to benign reported loss activity.

Acquisition costs. Acquisition costs decreased by $8.4 million, or 20.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily due to the decrease in net premiums earned. The acquisition cost ratio was 18.8% for the three months ended June 30, 2016 compared to 19.6% for the three months ended June 30, 2015. The decrease in the acquisition cost ratio was primarily due to negative premium adjustments for certain treaties with relatively high ceding commissions in the current period compared to the prior period.

General and administrative expenses. General and administrative expenses decreased by $3.1 million, or 15.9%, for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in general and administrative expenses was primarily due to lower employee-related compensation expense. The general and administrative expense ratio for both the three months ended June 30, 2016 and 2015 was 9.1%.

Other insurance-related income and expense. The other insurance-related income of $4.3 million for the three months ended June 30, 2016 represents the recovery on single-trigger ILW derivatives related to catastrophe losses that occurred in the current quarter and the other insurance-related expense of $1.1 million for the three months ended June 30, 2015 related to unrealized losses recognized on single-trigger ILW derivatives.

Comparison of Six Months Ended June 30, 2016 and 2015

Premiums. Gross premiums written decreased by $77.5 million, or 12.6%, for the six months ended June 30, 2016 compared to the same period in 2015. The decrease was primarily due to non-renewal of certain treaties, across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business, and to a lesser extent, net downward premium adjustments for estimated premiums in the current period. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
United States	$309.6	$324.5	$(14.9)	(4.6)%
Bermuda	119.6	166.2	(46.6)	(28.0)%
Asia	55.7	60.3	(4.6)	(7.6)%
Europe	50.3	61.8	(11.5)	(18.6)%
	$535.3	$612.8	$(77.5)	(12.6)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Property	$291.0	$343.9	$(52.9)	(15.4)%
Specialty	162.3	174.6	(12.3)	(7.0)%
Casualty	82.0	94.3	(12.3)	(13.0)%
	$535.3	$612.8	$(77.5)	(12.6)%

Net premiums written decreased by $85.6 million, or 14.4%, primarily due to the decrease in gross premiums written and higher ceded premiums. The increase in ceded premiums was the result of a new retrocessional quota share reinsurance treaty for our property reinsurance line of business, partially offset by the lower cost of our outward property catastrophe reinsurance coverage in the current period than in the prior period.

Net premiums earned decreased by $71.9 million, or 17.1%, as a result of the decrease in net premiums written during the previous quarters, as well as the increase in ceded earned premium related to the higher cost of our previous outward property catastrophe reinsurance coverage that continued to be recognized in the current year.

Net losses and loss expenses. Net losses and loss expenses decreased by $54.5 million, or 23.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The following is a breakdown of the loss and loss expense ratio for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$203.2	58.3%	$269.8	64.1%	$(66.6)	(5.8) pts.
Property catastrophe	16.3	4.7	21.0	5.0	(4.7)	(0.3)
Current period	219.5	63.0	290.8	69.1	(71.3)	(6.1)
Prior period	(36.8)	(10.6)	(53.6)	(12.7)	16.8	2.1
Net losses and loss expenses	$182.7	52.4%	$237.2	56.4%	$(54.5)	(4.0) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to the decrease in net premiums earned and a higher reduction in IBNR loss reserves for current year property losses than in the prior period.

Current year property catastrophe losses and loss expenses

During the six months ended June 30, 2016, we incurred $16.3 million in property catastrophe losses, which included $10.3 million of net losses from the Fort McMurray wildfires and $6.0 million of net losses from the April hailstorm in Texas. During the six months ended June 30, 2015, we incurred $21.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $36.8 million during the six months ended June 30, 2016 compared to net favorable reserve development of $53.6 million for the six months ended June 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Property	$0.8	$3.0	$(3.8)	$(9.5)	$(4.4)	$(23.3)	$(37.2)
Casualty	(9.4)	(3.4)	12.0	10.5	4.4	(6.1)	8.0
Specialty	(0.4)	(1.3)	0.2	2.5	(6.6)	(2.0)	(7.6)
	$(9.0)	$(1.7)	$8.4	$3.5	$(6.6)	$(31.4)	$(36.8)

For the six months ended June 30, 2016, the net favorable reserve development in the 2015 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity. The net unfavorable reserve development for the 2012 and 2013 loss years in the casualty reinsurance line of business was due to higher than expected reported claims.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Six Months Ended June 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Property	$(1.5)	$1.6	$4.0	$(7.6)	$8.9	$(44.5)	$(39.1)
Casualty	(12.8)	(12.9)	0.5	4.8	4.7	1.4	(14.3)
Specialty	(0.3)	—	(0.3)	0.3	(1.8)	1.9	(0.2)
	$(14.6)	$(11.3)	$4.2	$(2.5)	$11.8	$(41.2)	$(53.6)

For the six months ended June 30, 2015, the net favorable reserve development in the 2014 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity partially offset by unfavorable development in the specialty reinsurance line of business primarily due to higher than expected reported losses in our crop reinsurance line of business. We also experienced net favorable development in the 2009 and prior loss years in our casualty reinsurance line of business, primarily in our U.S. and Bermuda casualty reinsurance lines, as a result of actual loss emergence being lower than anticipated in the 2009 and prior loss years.

Acquisition costs. Acquisition costs decreased by $12.5 million, or 15.1%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was due to the decrease in net premiums earned partially offset by increased ceding commission charged by cedents in certain lines of business. The acquisition cost ratio was 20.1% for the six months ended June 30, 2016 compared to 19.7% for the six months ended June 30, 2015. The increase in the acquisition cost ratio was due to higher ceding commission charged by cedents, partially offset by negative premium adjustments for certain treaties with relatively high ceding commissions.

General and administrative expenses. General and administrative expenses decreased by $7.8 million, or 19.8%, for the six months ended June 30, 2016 compared to the same period in 2015. The decrease in general and administrative expenses was primarily due to lower employee-related compensation expense driven by lower stock-based compensation. The general and administrative expense ratios for the six months ended June 30, 2016 and 2015 were 9.0% and 9.3%, respectively.

Other insurance-related income and expense. The other insurance-related income of $4.2 million for the six months ended June 30, 2016 represents the recovery on single-trigger ILW derivatives related to catastrophe losses that occurred in the current quarter and the other insurance-related expense of $1.5 million related to unrealized losses recognized on single-trigger ILW derivatives.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	June 30, 2016	Dec 31, 2015	June 30, 2016	Dec 31, 2015	June 30, 2016	Dec 31, 2015	June 30, 2016	Dec 31, 2015
	($ in millions)
Case reserves	$861.6	$831.1	$413.3	$412.6	$452.4	$434.8	$1,727.3	$1,678.5
IBNR	3,249.4	3,167.1	585.8	559.8	1,060.7	1,050.8	4,895.9	4,777.7
Reserve for losses and loss expenses	4,111.0	3,998.2	999.1	972.4	1,513.1	1,485.6	6,623.2	6,456.2
Reinsurance recoverables	(1,244.6)	(1,211.6)	(262.6)	(259.1)	(9.5)	(9.3)	(1,516.7)	(1,480.0)
Net reserve for losses and loss expenses	$2,866.4	$2,786.6	$736.5	$713.3	$1,503.6	$1,476.3	$5,106.5	$4,976.2

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of June 30, 2016:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$4,111.0	$3,222.2	$4,631.0
Global Markets Insurance	999.1	782.0	1,144.0
Reinsurance	1,513.1	1,212.3	1,705.2
Consolidated(1)	6,623.2	5,638.3	7,057.9

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,866.4	$2,293.8	$3,250.5
Global Markets Insurance	736.5	581.9	844.9
Reinsurance	1,503.6	1,207.8	1,697.3
Consolidated(1)	5,106.5	4,403.5	5,472.3
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

Our range for each business segment was determined by utilizing multiple actuarial loss reserving methods along with various assumptions of reporting patterns and expected loss ratios by loss year. The various outcomes of these techniques were combined to determine a reasonable range of required loss and loss expense reserves. Although we believe our approach to determine the range of loss and loss expense is reasonable, there are no assurances that actual loss experience will be within the ranges of loss and loss expense noted above.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	($ in millions)
Ceded case reserves	$264.7	$254.6
Ceded IBNR reserves	1,252.0	1,225.4
Reinsurance recoverable	$1,516.7	$1,480.0

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of June 30, 2016 were recoverable from reinsurers who had an A.M. Best rating, or equivalent rating from Standard & Poor's, of “A” or higher.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We believe that our cash flows from operations and investments will provide sufficient liquidity for the foreseeable future.

Holdings is a holding company and transacts no business of its own. Cash flows to Holdings may comprise dividends, advances and loans from its subsidiary companies. Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make dividend payments on its common shares and to satisfy its obligations.

Our operating subsidiaries depend upon cash inflows from premium receipts, net of commissions, investment income and proceeds from sales and redemptions of investments. Cash outflows for our operating subsidiaries are in the form of claims payments, net of reinsurance recoveries, reinsurance premium payments, purchase of investments, operating expenses and income tax payments as well as dividend payments to their respective holding companies.

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

Our total investments and cash and cash equivalents totaled $9.6 billion as of June 30, 2016, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of June 30, 2016, we held $584.5 million of unrestricted cash and cash equivalents and $927.0 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and “other invested assets” are available to meet our long-term liquidity needs.

As of June 30, 2016, we had $200 million available under our revolving loan facility.

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

Cash Flows

The following table illustrates our cash flows, by category, for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	($ in millions)
Cash flows provided by operating activities	$500.0	$427.4
Cash flows used in investing activities	(342.2)	(74.4)
Cash flows used in financing activities	(182.8)	(278.3)
Effect of exchange rate changes on foreign currency cash	1.5	(2.2)
Net (decrease) increase in cash and cash equivalents	(23.5)	72.5
Cash and cash equivalents, beginning of period	608.0	589.3
Cash and cash equivalents, end of period	$584.5	$661.8

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

The increase in cash flows from operations was primarily due to higher cash receipts from our collateralized property catastrophe reinsurance program through Aeolus Re.

Cash flows from investing activities consist primarily of proceeds on the sale of investments and payments for investments acquired in addition to changes in restricted cash. The increase in cash flows used in investing activities was due to higher net purchase of investments during the current period compared to the prior period, partially offset by the decrease in net cash paid for acquisitions.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The decrease in cash flows used in financing activities was due to the $107.0 million decrease in share repurchases for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2016 and December 31, 2015, 91.1% and 90.1%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	($ in millions)
Due in one year or less	$927.0	$710.9
Due after one year through five years	3,278.5	3,299.4
Due after five years through ten years	905.9	735.8
Due after ten years	508.9	360.6
Mortgage-backed	1,385.3	1,368.6
Asset-backed	788.5	726.2
Total	$7,794.2	$7,201.5

We have investments in “other invested assets”, comprising interests in hedge funds, private equity funds, other private securities and high yield loan funds, the carrying value of which was $939.8 million as of June 30, 2016. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

Allied World Assurance Company, Ltd currently has access to up to $1.1 billion in letters of credit under two letter of credit facilities, a $900 million uncommitted secured facility with Citibank Europe plc and a $200 million committed unsecured credit facility with a syndication of lenders (the “Credit Agreement”). These credit facilities are primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business.

The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

In June 2016, we entered into a Credit Agreement that provides for a $200 million five-year senior unsecured revolving credit facility (the “Facility”) for the making of revolving loans and short-term swingline loans to us. The aggregate commitment of $200 million under the Facility may be increased by up to $150 million upon our request and upon the agreement of one or more Lenders or additional lenders. Borrowings in the form of swingline loans are subject to a sublimit of $25 million included within the $200 million aggregate commitment. Borrowings under the Credit Agreement may be used by us for general corporate purposes. Borrowings under the Credit Agreement bear interest at a rate selected by us and equal to either the Base Rate or LIBOR plus a margin, other than swingline loans, which will only bear interest at the Base Rate plus a margin, as more fully set forth in the Credit Agreement. The Credit Agreement requires that all revolving loans be repaid in full no later than the fifth anniversary of the Closing Date and that any swingline loans be repaid in full no later than the earlier of (i) ten business days after such swingline loan is made and (ii) the fifth anniversary of the Closing Date. The Company and Holdings have unconditionally guaranteed the obligations under the Facility.

We will pay customary arrangement and administration fees under the Credit Agreement. There is an additional fee payable at an annual rate based upon the long-term senior unsecured debt ratings of Holdings and the Company in effect from time to time on the average daily unutilized commitments of the Lenders.

The Credit Agreement contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of Consolidated Indebtedness to Total Capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant that the Consolidated Net Worth of the Company and its subsidiaries, as of the last day of any fiscal quarter or fiscal year, not fall below a minimum amount calculated based on Consolidated Net Worth as of March 31, 2016, as adjusted for increases due to income or issuances of capital stock and decreases due to extraordinary dividend payments and stock repurchases. The Credit Agreement also has customary Events of Default, including (subject to certain materiality thresholds and grace periods): payment defaults; failure to comply with covenants; material inaccuracy of any representation or warranty; cross-defaults to other material debt or hedging obligations; unsatisfied judgments or pension obligations; bankruptcy, liquidation or insolvency proceedings; the issuance of any orders of conservation or supervision with respect to, or certain other matters relating to insurance licenses held by, any Material Insurance Subsidiary; and certain change in control events.

The Facility replaced the four-year senior secured credit facility under the Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among us, the lenders party thereto, Citibank, N.A., as syndication agent, and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letters of credit agent (the “2012 Facility”). The aggregate commitment under the 2012 Facility was reduced from $450 million to $150 million effective as of November 17, 2014. The 2012 Facility expired on June 7, 2016 in accordance with its terms. There were no outstanding loans or letters of credit issued under the 2012 Facility as of the expiration date thereof.

As of June 30, 2016, we had combined unused letters of credit capacity of $445.1 million from Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the six months ended June 30, 2016, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

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

Security arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Our letter of credit facility is fully collateralized by assets held in custodial accounts at the Bank of New York Mellon held for the benefit of the banks. Although the investment income derived from our assets while held in trust accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations otherwise applicable to us. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.

As of June 30, 2016 and December 31, 2015, $2,873.4 million and $2,748.9 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of June 30, 2016 and December 31, 2015, a further $587.1 million and $579.3 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of June 30, 2016 have not changed since December 31, 2015. See Item 1. “Business” in our 2015 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	($ in millions)
Senior notes	$1,293.7	$1,292.9
Other long-term debt	23.1	23.0
Shareholders’ equity	3,584.5	3,532.5
Total capitalization	$4,901.3	$4,848.4
Debt to total capitalization	26.9%	27.1%

The ratio of debt to total capitalization as of June 30, 2016 and December 31, 2015 included the $500 million senior notes we issued on October 29, 2015 that we intend to use to repay the $500 million senior notes that mature on August 1, 2016. Assuming the repayment of the $500 million senior notes that mature on August 1, 2016 occurred as of June 30, 2016 and December 31, 2015, the ratio of debt to total capitalization would have been 18.6% as of June 30, 2016 and December 31, 2015.

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

Share Repurchases

On April 19, 2016, our shareholders approved a share repurchase program (the “2016 share repurchase program”) in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this new share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of June 30, 2016, approximately $426.6 million remained under this share repurchase authorization.

During the three months and six months ended June 30, 2016, our share repurchases were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	($ in millions except share and per share amounts)
Common shares repurchased	2,491,355	3,952,243
Total cost of shares repurchased	$90.0	$140.0
Average price per share	$36.13	$35.42

Shares repurchased by us and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. We will issue shares out of treasury principally related to our employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

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
As of June 30, 2016, we did not have any off-balance sheet arrangements.

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
In the table below, changes in fair values as a result of changes in interest rates are determined by calculating hypothetical June 30, 2016 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$8,903.7	$8,690.4	$8,575.4	$8,456.9	$8,341.4	$8,228.5	$8,010.7
Fair value change from base	446.8	233.4	118.5	—	(115.5)	(228.4)	(446.2)
Change in unrealized appreciation (depreciation)	5.3%	2.8%	1.4%	—%	(1.4)%	(2.7)%	(5.3)%

In the table below, changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical June 30, 2016 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$6,395.1	$6,212.0	$6,120.5	$6,029.0	$5,937.5	$5,846.0	$5,663.0
Fair value change from base	366.1	183.0	91.5	—	(91.5)	(183.0)	(366.0)
Change in unrealized appreciation (depreciation)	6.1%	3.0%	1.5%	—%	(1.5)%	(3.0)%	(6.1)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of June 30, 2016.

	Fair Value June 30, 2016	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$662.7	AAA	6.9%
U.S. government and agency securities	1,805.5	AA+	18.8%
Non-U.S. government and government agencies	469.5	AA	4.9%
State, municipalities and political subdivisions	504.6	AA	5.3%
Mortgage-backed securities (“MBS”):
Agency MBS	757.0	AA+	7.9%
Non-agency MBS	24.0	BB+	0.3%
Commercial MBS	604.2	BB	6.3%
Total mortgage-backed securities	1,385.3		14.5%
Corporate securities:
Financials	1,223.6	A	12.7%
Industrials	1,476.8	BBB+	15.4%
Utilities	140.4	BBB	1.5%
Total corporate securities	2,840.8		29.6%
Asset-backed securities	788.5	AA+	8.2%
Other invested assets:
Private equity	497.6	N/A	5.2%
Hedge funds	322.4	N/A	3.4%
Other private securities	119.7	N/A	1.2%
Total other invested assets	939.8		9.8%
Equities	202.3	N/A	2.0%
Total investment portfolio	$9,599.0		100.0%
As of June 30, 2016, we held $7.8 billion of fixed income securities. Of those assets, approximately 91.0% were rated investment grade (Baa3/BBB- or higher) with the remaining 9.0% rated in the below investment grade category. The average credit quality of the fixed maturity portfolios was A+ as rated by Standard & Poor’s.
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
As of June 30, 2016, we held investments in “other invested assets” with a carrying value of $939.8 million. Included in other invested assets are private equity funds, hedge funds and other private securities. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
The following table shows our direct investment exposure across each major geographical region that was included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets as of June 30, 2016.

	June 30, 2016
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds	Equity Securities	Total Exposure
	($ in millions)
Africa	$—	$—	$—	$0.3	$0.3
Asia and Middle East	240.2	—	96.2	28.6	365.0
Australia	71.6	—	43.0	0.2	114.8
Europe	95.4	6.2	416.1	65.1	582.8
Latin America	1.7	—	32.0	0.7	34.4
North America	2,370.7	2,167.6	2,253.5	107.4	6,899.2
Total exposure	$2,779.6	$2,173.8	$2,840.8	$202.3	$7,996.5
The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries, except for our Hong Kong and Singapore operations. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily the Euro, British pound sterling, Swiss Franc and Canadian dollar. Receivables in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates. We utilize a hedging strategy to minimize the potential loss of value caused by currency fluctuations by using foreign currency forward contract derivatives that expire 90 days from purchase.
As of June 30, 2016 and December 31, 2015, approximately 6% and 10%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the six months ended June 30, 2016 and 2015, approximately 19% and 16%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of June 30, 2016, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.

The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the European Union as well as its relationship with the European Union going forward, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union; however, the full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2016	475,924	$35.02	475,924	$106.4	million	(2)
May 1 - 31, 2016	914,926	36.32	914,926	466.8	million
June 1 - 30, 2016	1,100,505	36.46	1,100,505	426.6	million
Total	2,491,355	$36.12	2,491,355	$426.6	million	(1)
________________________

(1)
At the 2016 Annual Shareholder Meeting on April 19, 2016, Holdings’ shareholders approved a new, two-year $500 million share repurchase program. The new share repurchase program superseded the 2014 share repurchase program effective April 19, 2016. Please see Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity - Share Repurchases” for more information about our share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

(2)	Share repurchases made in April 2016 were made under the 2014 share repurchase program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1(1)†	Amendment to the Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2016.

10.2(2)
Credit Agreement, dated as of June 13, 2016, by and among Allied World Assurance Company Holdings, AG; Allied World Assurance Company Holdings, Ltd; Allied World Assurance Company, Ltd; the lenders party thereto; Wells Fargo Bank, National Association, as administrative agent and swingline lender; and Citibank, N.A., as syndication agent.

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

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on April 25, 2016.
(2)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 16, 2016.
†	Management contract or compensatory plan, contract or arrangement.
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: July 21, 2016

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: July 21, 2016

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: July 21, 2016

	By:	/s/ Kent W. Ziegler
	Name:	Kent W. Ziegler
	Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated.

10.1(1)†	Amendment to the Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2016.

10.2(2)
Credit Agreement, dated as of June 13, 2016, by and among Allied World Assurance Company Holdings, AG; Allied World Assurance Company Holdings, Ltd; Allied World Assurance Company, Ltd; the lenders party thereto; Wells Fargo Bank, National Association, as administrative agent and swingline lender; and Citibank, N.A., as syndication agent.

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

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on April 25, 2016.
(2)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 16, 2016.
†	Management contract or compensatory plan, contract or arrangement.
*
These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.